Form 10-Q
period 2013-09-30
Capitala Finance Corp.; CapitalSouth Partners SBIC Fund III, L.P.; CAPITALSOUTH PARTNERS FUND II LP
filed 2013-11-14
CIK 1571329, 1462441, 1221483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Exact name of registrants as specified in their charters, addresses of principal executive offices, telephone numbers and states or other jurisdictions of incorporation or organization	I.R.S. Employer Identification Number
814-01022	Capitala Finance Corp. 4201 Congress St., Suite 360 Charlotte, North Carolina Telephone: (704) 376-5502 State of Incorporation: Maryland	90-0945675
814-01021	CapitalSouth Partners Fund II Limited Partnership 4201 Congress St., Suite 360 Charlotte, North Carolina Telephone: (704) 376-5502 State of Formation: North Carolina	55-0793325
814-01023	CapitalSouth Partners SBIC Fund III, L.P. 4201 Congress St., Suite 360 Charlotte, North Carolina Telephone: (704) 376-5502 State of Formation: Delaware	20-8426667

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Capitala Finance Corp.	Yes ☐ No ☒
CapitalSouth Partners Fund II Limited Partnership	Yes ☐ No ☒
CapitalSouth Partners SBIC Fund III, L.P.	Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Capitala Finance Corp.	Yes ☐ No ☐
CapitalSouth Partners Fund II Limited Partnership	Yes ☐ No ☐
CapitalSouth Partners SBIC Fund III, L.P.	Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Capitala Finance Corp.	Large accelerated filer	☐	Accelerated filer	☐

	Non-accelerated filer	☒	Smaller reporting company	☐

CapitalSouth Partners Fund II Limited Partnership	Large accelerated filer	☐	Accelerated filer	☐

	Non-accelerated filer	☒	Smaller reporting company	☐

CapitalSouth Partners SBIC Fund III, L.P.	Large accelerated filer	☐	Accelerated filer	☐

	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Capitala Finance Corp.	Yes ☐ No ☒
CapitalSouth Partners Fund II Limited Partnership	Yes ☐ No ☒
CapitalSouth Partners SBIC Fund III, L.P.	Yes ☐ No ☒

The number of shares of Capitala Finance Corp.’s common stock, $0.01 par value, outstanding as of November 14, 2013 was 12,974,420.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Capitala Finance Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of
	September 30, 2013	December 31, 2012
	(unaudited)	(combined)
ASSETS

Investments at fair value
Non-control/non-affiliate investments (amortized cost of $63,469 and $61,609, respectively)	$79,008	$78,769
Affiliate investments (amortized cost of $145,591 and $122,655, respectively)	168,143	136,809
Control investments (amortized cost of $59,242 and $43,434, respectively)	83,826	68,353

Total investments at fair value (amortized cost of $268,302 and $227,698, respectively)	330,977	283,931
Cash and cash equivalents	133,525	30,467
Interest and dividend receivable	2,315	1,917
Due from related parties	1,782	1,494
Deferred financing fees (net of accumulated amortization of $2,420 and 1,898, respectively)	4,667	4,583
Other assets	2	—

Total assets	$473,268	$322,392

LIABILITIES
SBA debentures payable	$202,200	$177,200
Due to related parties	503	197
Accounts payable and accrued expenses	843	2,562

Total liabilities	$203,546	$179,959

NET ASSETS
General partner’s capital	$—	$282
Limited partners’ capital	—	77,358
Common stock, par value $.01, 100,000,000 common shares authorized, 12,974,420 and 0 common shares issued and outstanding, respectively	130	—
Additional paid in capital	190,158	—
Accumulated net realized earnings	16,759	8,560
Net unrealized appreciation on investments	62,675	56,233

Total net assets	269,722	142,433

Total liabilities and net assets	$473,268	$322,392

Net asset value per share	$20.79	N/A

See accompanying notes to consolidated financial statements.

N/A – Not Applicable

Capitala Finance Corp.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2013	2012	2013	2012
INVESTMENT INCOME
Loan interest, fee and dividend income:
Non-control/Non-affiliate investments	$2,063	$2,094	$6,112	$6,425
Affiliate investments	2,825	2,815	9,067	6,987
Control investments	3,215	1,247	5,305	3,126

Total loan interest, fee and dividend income	8,103	6,156	20,484	16,538

Payment-in-kind interest income:
Non-control/Non-affiliate investments	45	42	132	143
Affiliate investments	114	148	268	376
Control investments	263	235	692	595

Total payment-in-kind interest income	422	425	1,092	1,114

Income from pass-through entities:
Non-control/Non-affiliate investments	—	—	5	—
Affiliate investments	210	—	1,543	171
Control investments	—	—	23	—

Total income from pass-through entities	210	—	1,571	171
Interest income from cash and cash equivalents	66	33	141	112

Total investment income	8,801	6,614	23,288	17,935

EXPENSES
Interest expense and amortization of deferred financing fees	2,237	2,029	6,527	5,794
Management fees	980	1,314	2,994	2,992
Other expenses	147	1	382	118

Total expenses	3,364	3,344	9,903	8,904

NET INVESTMENT INCOME	5,437	3,270	13,385	9,031

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) from investments
Non-control/Non-affiliate investments	6,011	196	6,011	528
Affiliate investments	(4,140)	—	(4,140)	—
Control investments	—	—	364	—

Total realized gain from investments	1,871	196	2,235	528
Net unrealized appreciation on investments	601	7,312	6,442	21,315

Net gain on investments	2,472	7,508	8,677	21,843

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$7,909	$10,778	$22,062	$30,874

NET INCREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC AND DILUTED	$0.61	N/A	$1.70	N/A

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	12,974,420	N/A	12,974,420	N/A

See accompanying notes to consolidated financial statements.

N/A – Not Applicable

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units)

September 30, 2013

(unaudited)

Company (4, 5)	Industry	Investment Interest Rate / Maturity	Principal Amount	Cost	Fair Value	% of Net Assets

Non-control/Non-affiliated investments - 29.3%

AAE Acquisition, LLC	Industrial Equipment Rental	Senior Secured Term Debt (12% Cash, Due 5/6/15)	$19,000	$18,992	$19,000	7.0%

AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (10,964 units)	—	25	3,500	1.3%

				19,017	22,500	8.3%

American Exteriors, LLC	Replacement Window Manufacturer	Senior Secured Debt (14.0% Cash, Due 6/30/14)	4,565	3,365	4,565	1.7%

American Exteriors, LLC (1)	Replacement Window Manufacturer	Jr. Convertible Note (10.0% Cash, Due 6/30/15)	600	416	600	0.2%

American Exteriors, LLC	Replacement Window Manufacturer	Common Stock Warrants (15% fully diluted)	—	—	1,394	0.5%

				3,781	6,559	2.4%

Boot Barn Holding Corporation	Western Wear Retail	Common Stock (2,400 shares)	—	2,400	5,071	1.9%

				2,400	5,071	1.9%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)	—	258	270	0.1%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock Warrants (2.98% fully diluted)	—	264	604	0.2%

				522	874	0.3%

Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Senior Secured Term Debt (13% Cash, Due 10/6/16)	2,000	2,000	1,956	0.7%

Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Common Unit Warrants (12% fully diluted)	—	—	766	0.3%

				2,000	2,722	1.0%

Medical Depot, Inc.	Medical Device Manufacturer	Subordinated Debt (14% Cash, Due 10/11/16)	4,667	4,667	4,667	1.7%

Medical Depot, Inc.	Medical Device Manufacturer	Series C Convertible Preferred Stock (740 shares)	—	1,333	1,788	0.7%

				6,000	6,455	2.4%

Naples Lumber & Supply Co (1)	Building Supplies	Subordinated Debt (6% cash, Due 2/15/14)	1,969	1,309	1,969	0.7%

Naples Lumber & Supply Co	Building Supplies	Common Stock Warrants (10% fully diluted)	—	—	—	0.0%

				1,309	1,969	0.7%

Precision Manufacturing, LLC	Industrial Boiler Manufacturer	Senior Secured Term Debt (13% Cash, Due 2/10/17)	2,500	2,500	2,447	0.9%

Precision Manufacturing, LLC	Industrial Boiler Manufacturer	Membership Unit Warrants (6.65% fully diluted)	—	—	—	0.0%

				2,500	2,447	0.9%

Southern Pump & Tank Company, LLC (1)	Petroleum Equipment Supplier	Senior Secured Term Debt (13% Cash, 6% PIK, Due 6/15/14)	3,974	3,213	3,481	1.3%

Southern Pump & Tank Company, LLC	Petroleum Equipment Supplier	Common Stock Warrants (10% fully diluted)	—	—	—	0.0%

				3,213	3,481	1.3%

Stoddard Hill Media Holdings, LLC	IT Hosting Services	Class D Preferred Units (132,159 shares)	—	300	587	0.2%

				300	587	0.2%

Company (4, 5)	Industry	Investment Interest Rate / Maturity	Principal Amount	Cost	Fair Value	% of Net Assets

Tenere, Inc.	Industrial Manufacturing	Senior Secured Term Debt (11% Cash, 2% PIK, Due 5/30/18)	3,396	3,396	3,396	1.3%

				3,396	3,396	1.3%

Worklife America, Inc.	Professional Employer Organization	Senior Secured Debt (12% Cash, Due 12/28/16)	19,031	19,031	19,031	7.1%

Worklife America, Inc.	Professional Employer Organization	Common Unit Warrants (3.84% ownership)	—	—	3,351	1.3%

Worklife America, Inc.	Professional Employer Organization	Preferred Unit Warrants (3.84% ownership)	—	—	565	0.2%

				19,031	22,947	8.6%

Sub Total Non-control/Non-affiliated investments				63,469	79,008	29.3%

Affiliate investments - 62.3%

Chef’N Corporation	Culinary Products	Subordinated Debt (15% Cash, 3% optional PIK, Due 5/16/18)	$6,300	$6,300	$6,300	2.3%

Chef’N Corporation	Culinary Products	Series A Preferred Stock (1,000,000 shares)	—	1,000	3,893	1.5%

				7,300	10,193	3.8%

City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 9/28/16)	8,231	8,231	8,231	3.0%

City Gear, LLC (6)	Footwear Retail	Preferred Membership Units (scheduled 9% dividend)	—	1,269	1,412	0.5%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (14.152% fully diluted)	—	—	1,803	0.7%

				9,500	11,446	4.2%

Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (14% Cash, 2% PIK, Due 3/22/18)	11,117	11,117	11,117	4.1%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (2,206,463 shares)	—	2,576	8,140	3.0%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock Warrant (302,534 shares)	—	—	1,641	0.6%

				13,693	20,898	7.7%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares)	—	1,998	2,324	0.9%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)	—	2	2,746	1.0%

				2,000	5,070	1.9%

Impresa Aerospace Holdings, LLC (2, 3)	Aerospace Parts Manufacturer	Subordinated Debt (9% Cash, 6% PIK, Due 4/28/16)	12,320	12,299	7,910	2.9%

Impresa Aerospace Holdings, LLC	Aerospace Parts Manufacturer	Class A Membership Units (1,006,621 shares)	—	900	—	0.0%

Impresa Aerospace Holdings, LLC	Aerospace Parts Manufacturer	Class C Membership Units (362,416 shares)	—	362	—	0.0%

Impresa Aerospace Holdings, LLC	Aerospace Parts Manufacturer	Class F Membership Units (257,235 shares)	—	262	—	0.0%

				13,823	7,910	2.9%

J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13% Cash, Due 7/16/18)	5,182	5,182	5,182	1.9%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)	—	818	1,096	0.5%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (4,318 shares)	—	—	604	0.2%

				6,000	6,882	2.6%

LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)	—	1,500	14,904	5.5%

				1,500	14,904	5.5%

MJC Holdings, LLC	Specialty Clothing	Subordinated Debt (12% Cash, 2% PIK, Due 1/16/18)	7,500	7,500	7,500	2.8%

Company (4, 5)	Industry	Investment Interest Rate / Maturity	Principal Amount	Cost	Fair Value	% of Net Assets

MJC Holdings, LLC	Specialty Clothing	Series A Preferred Units (2,000,000 shares)	—	2,000	3,673	1.3%

				9,500	11,173	4.1%

MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 8/15/15)	400	388	400	0.1%

MMI Holdings, LLC	Medical Device Distributor	Senior Secured Debt (12% Cash, Due 10/17/14)	2,600	2,600	2,600	1.0%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 shares)	—	1,052	1,200	0.5%

MMI Holdings, LLC	Medical Device Distributor	Common Units (120 shares)	—	—	128	0.0%

				4,040	4,328	1.6%

MTI Holdings, LLC	Retail Display & Security Services	Subordinated Debt (12% Cash, Due 11/1/18)	8,000	8,000	8,000	3.0%

MTI Holdings, LLC	Retail Display & Security Services	Capital Units (2,000,000 units)	—	2,000	2,000	0.7%

				10,000	10,000	3.7%

Pickaway Plains Ambulance Services, Inc. (1, 2)	Medical Transportation Services	Senior Secured Term Debt (13.0% Cash, Due 12/31/15)	1,548	—	—	0.0%

Pickaway Plains Ambulance Services, Inc.	Medical Transportation Services	Common Stock Warrants (5% fully diluted)	—	—	—	0.0%

				—	—	0.0%

Source Capital ABUTEC, LLC	Oil & Gas Services	Senior Secured Debt (10% Cash, Due 12/28/17)	1,000	1,000	998	0.4%

Source Capital ABUTEC, LLC	Oil & Gas Services	Subordinated Debt (12% Cash, 3% PIK, Due 12/28/17)	4,093	4,093	4,021	1.4%

Source Capital ABUTEC, LLC	Oil & Gas Services	Preferred Membership Units (15.5% ownership)	—	1,239	500	0.2%

				6,332	5,519	2.0%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Subordinated Debt (13% Cash, Due 2/17/17)	2,500	2,500	2,447	0.9%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (136.12 units)	—	750	446	0.2%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Common Stock Warrants (6.65% fully diluted)	—	—	247	0.1%

				3,250	3,140	1.2%

Source Capital SSCR, LLC	Suntan Lotion Manufacturer	Senior Secured Term Debt (12% Cash, Due 7/6/17)	15,000	15,000	15,000	5.6%

Source Capital SSCR, LLC	Suntan Lotion Manufacturer	Preferred Membership Units (14.44% interest)	—	1,770	37	0.0%

Source Capital SSCR, LLC	Suntan Lotion Manufacturer	Membership Unit Warrants (1.37% interest)	—	—	2	0.0%

				16,770	15,039	5.6%

Source Recycling, LLC (2)	Metal Recycler	Subordinated Debt (13% Cash, Due 9/2/16)	5,000	5,000	3,031	1.1%

Source Recycling, LLC	Metal Recycler	Membership Units (68,658 shares)	—	1,540	—	0.0%

Source Recycling, LLC	Metal Recycler	Membership Unit Warrants (.97% fully diluted)	—	—	—	0.0%

				6,540	3,031	1.1%

Sparus Holdings	Energy Services	Subordinated Debt (12% Cash, Due 3/18/14)	7,150	7,150	7,150	2.7%

Sparus Holdings	Energy Services	Series B Preferred Stock (5,704 shares)	—	1,173	1,415	0.5%

Sparus Holdings	Energy Services	Common Stock Warrants (3,491 shares)	—	—	—	0.0%

				8,323	8,565	3.2%

STX Healthcare Management Services, Inc. (1)	Dentistry Services	Subordinated Debt (14% Cash, Due 7/31/15)	7,425	7,425	7,425	2.8%

Company (4, 5)	Industry	Investment Interest Rate / Maturity	Principal Amount	Cost	Fair Value	% of Net Assets

STX Healthcare Management Services, Inc.	Dentistry Services	Common Stock (1,200,000 shares)	—	1,200	926	0.3%

STX Healthcare Management Services, Inc.	Dentistry Services	Common Stock Warrants (1,154,254 shares)	—	218	983	0.4%

				8,843	9,334	3.5%

Take 5 Oil Change, LLC	Quick Lube Services	Common Stock (10,692 shares)	—	1,069	1,523	0.6%

				1,069	1,523	0.6%

TCSafety, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 11/22/18)	12,027	12,027	12,027	4.5%

TCSafety, Inc.	Oil & Gas Services	Class A Common Stock (2,100 shares)	—	2,100	2,100	0.8%

				14,127	14,127	5.2%

V12 Holdings	Data Processing & Digital Marketing	Bridge Note (0% Cash, Due 12/31/14)	663	361	663	0.2%

V12 Holdings	Data Processing & Digital Marketing	Tier 2 Note (0% Cash, Due 12/31/14)	81	44	81	0.0%

V12 Holdings	Data Processing & Digital Marketing	Senior Subordinated Note (0% Cash, Due 12/31/14)	3,598	2,369	3,598	1.3%

V12 Holdings	Data Processing & Digital Marketing	Tier 3 Note (0% Cash, Due 12/31/14)	314	207	314	0.1%

V12 Holdings	Data Processing & Digital Marketing	Jr. Subordinated Note (0% Cash, Due 12/31/14)	2,750	—	405	0.2%

V12 Holdings	Data Processing & Digital Marketing	Tier 4 Note (0% Cash, Due 12/31/14)	243	—	—	0.0%

V12 Holdings	Data Processing & Digital Marketing	Series A-1 Preferred Stock (11,025 shares)	—	—	—	0.0%

V12 Holdings	Data Processing & Digital Marketing	Series A-3 Preferred Stock (204,082 shares)	—	—	—	0.0%

V12 Holdings	Data Processing & Digital Marketing	Series A-5 Preferred Stock (8,409 shares)	—	—	—	0.0%

V12 Holdings	Data Processing & Digital Marketing	Common Stock Warrants (880,541 shares)	—	—	—	0.0%

				2,981	5,061	1.9%

Sub Total Affiliate investments				$145,591	$168,143	62.3%

Control investments - 31.1%

Best In Class	Corporate Fulfillment	Subordinated Debt (12.5% Cash, Due 12/31/13)	$1,455	$1,413	$1,455	0.5%

Best In Class	Corporate Fulfillment	Class A Preferred Units (178 shares)	—	626	647	0.3%

Best In Class	Corporate Fulfillment	Class B Preferred Units (91 shares)	—	50	91	0.0%

				2,089	2,193	0.8%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Senior Secured Term Debt (12% Cash, 4% PIK, Due 5/24/18)	6,518	6,518	6,518	2.4%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (193,333 shares)	—	1,125	1,031	0.4%

				7,643	7,549	2.8%

KBP Investments, LLC (6)	QSR Franchisee	Class A Preferred Stock (scheduled 10% dividend)	—	8,269	8,269	3.1%

KBP Investments, LLC	QSR Franchisee	Class A Common Stock (380,413 shares)	—	—	20,701	7.7%

				8,269	28,970	10.8%

Market E, Inc.	Online Travel Sales & Marketing	Senior Secured Debt (10% Cash, 9% PIK, Due 12/31/13)	3,014	2,897	2,504	0.9%

Market E, Inc.	Online Travel Sales & Marketing	Class A Preferred Stock (540 shares)	—	240	—	0.0%

Company (4, 5)	Industry	Investment Interest Rate / Maturity	Principal Amount	Cost	Fair Value	% of Net Assets

Market E, Inc.	Online Travel Sales & Marketing	Class B Preferred Stock (2,170 shares)	—	965	—	0.0%

Market E, Inc.	Online Travel Sales & Marketing	Class A Common Stock (540 shares)	—	—	—	0.0%

				4,102	2,504	0.9%

Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/16/16)	1,862	1,862	1,862	0.7%

Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/16/16)	3,525	3,525	3,525	1.3%

Micro Precision, LLC	Conglomerate	Common Stock (47 shares)	—	1,629	2,164	0.8%

				7,016	7,551	2.8%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Senior Secured Term (14% Cash, 3% PIK, Due 2/1/16)	6,735	6,735	6,735	2.5%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares)	—	1,000	1,154	0.4%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)	—	1	1,412	0.5%

				7,736	9,301	3.4%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/16)	4,799	4,799	4,799	1.8%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,797 shares)	—	3,278	3,022	1.1%

On-Site Fuel Services, Inc. (6)	Fuel Transportation Services	Series B Preferred Stock (14% scheduled cash dividend, 4% PIK dividend)	—	2,365	2,365	0.9%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,107 shares)	—	33	—	0.0%

				10,475	10,186	3.8%

Print Direction, Inc. (1)	Printing Services	Subordinated Debt (12% Cash, 6% PIK, Due 7/25/2018)	4,356	4,322	4,356	1.6%

Print Direction, Inc. (1)	Printing Services	Subordinated Debt (14% Cash, Due 7/31/18)	4,600	4,600	4,600	1.7%

Print Direction, Inc.	Printing Services	Common Stock (19,363 shares)	—	2,990	6,336	2.4%

Print Direction, Inc.	Printing Services	Common Stock Warrants (3% fully diluted)	—	—	280	0.1%

				11,912	15,572	5.8%

Sub Total Control investments				$59,242	$83,826	31.1%

TOTAL INVESTMENTS - 122.7%				$268,302	$330,977	122.7%

(1)	The maturity date of the original investment has been extended
(2)	Due to deterioration in credit quality, this investment is on non-accrual status
(3)	Due to deterioration in credit quality, the subordinated debt interest rate has been amended from its original 14% cash and 3% PIK
(4)	All debt investments are income producing. Equity and warrant investments are non-income producing, unless otherwise noted.
(5)	Percentages are based on net assets of $269,722 as of September 30, 2013.
(6)	The equity investment is income producing.

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units)

December 31, 2012

Company (3, 4)	Industry	Investment Interest Rate / Maturity	Principal Amount	Cost	Fair Value	% of Net Assets
Non-control/Non-affiliated investments - 55.3%
AAE Acquisition, LLC	Industrial Equipment Rental	Senior Secured Term Debt (13% Cash, Due 5/6/15)	$14,500	$14,488	$14,500	10.2%
AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (10,964 units)	—	25	3,501	2.4%

				14,513	18,001	12.6%

American Exteriors, LLC (1, 2)	Replacement Window Manufacturer	Senior Secured Debt (14.0% Cash, Due 6/30/14)	4,565	3,365	5,137	3.6%
American Exteriors, LLC	Replacement Window Manufacturer	Jr. Convertible Note (10.0% Cash, Due 6/30/15)	125	—	125	0.1%
American Exteriors, LLC	Replacement Window Manufacturer	Common Stock Warrants (15% fully diluted)	—	—	323	0.2%

				3,365	5,585	3.9%

Boot Barn Holding Corporation	Western Wear Retail	Subordinated Debt (12.5% Cash, Due 12/12/16)	15,000	15,000	15,000	10.5%
Boot Barn Holding Corporation	Western Wear Retail	Common Stock (2,400 shares)	—	2,400	4,928	3.5%

				17,400	19,928	14.0%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (146,593 shares)	—	140	116	0.1%
Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock Warrants (1.49% fully diluted)	—	—	259	0.2%

				140	375	0.3%

Highwinds Capital, Inc.	Usenet Hosting Services	Common Stock (33,176 shares)	—	—	4,739	3.3%
Highwinds Capital, Inc.	Usenet Hosting Services	Common Stock Warrants (1,087 shares)	—	—	1,475	1.0%

				—	6,214	4.3%

Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Senior Secured Term Debt (13% Cash, Due 10/6/16)	1,300	1,300	467	0.3%
Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Common Unit Warrants (12% fully diluted)	—	—	—	0.0%

				1,300	467	0.3%

Medical Depot, Inc.	Medical Device Manufacturer	Subordinated Debt (14% Cash, Due 10/11/16)	4,667	4,667	4,667	3.3%
Medical Depot, Inc.	Medical Device Manufacturer	Series C Convertible Preferred Stock (740 shares)	—	1,333	1,619	1.1%

				6,000	6,286	4.4%

Naples Lumber & Supply Co	Building Supplies	Subordinated Debt (6% Cash, Due 2/15/14)	984	394	972	0.7%
Naples Lumber & Supply Co	Building Supplies	Common Stock Warrants (5% fully diluted)	—	—	—	0.0%

				394	972	0.7%

Precision Manufacturing, LLC	Industrial Boiler Manufacturer	Senior Secured Term Debt (13% Cash, Due 2/10/17)	2,500	2,500	2,447	1.7%
Precision Manufacturing, LLC	Industrial Boiler Manufacturer	Membership Unit Warrants (6.65% fully diluted)	—	—	213	0.2%

				2,500	2,660	1.9%

Southern Pump & Tank Company, LLC (1, 2)	Petroleum Equipment Supplier	Senior Secured Term Debt (13% Cash, 6% PIK, Due 6/15/14)	1,679	1,679	1,679	1.2%
Southern Pump & Tank Company, LLC (1, 2)	Petroleum Equipment Supplier	Senior Secured Term Debt (4% Cash, 6% PIK, Due 6/15/14)	877	644	877	0.6%
Southern Pump & Tank Company, LLC (1, 2)	Petroleum Equipment Supplier	Senior Secured Term Debt (13% Cash, 6% PIK, Due 6/15/14)	124	124	124	0.1%
Southern Pump & Tank Company, LLC	Petroleum Equipment Supplier	Common Stock Warrants (8% fully diluted)	—	—	—	0.0%

				2,447	2,680	1.9%

Stoddard Hill Media Holdings, LLC	IT Hosting Services	Class D Preferred Units (132,159 shares)	—	300	372	0.3%

				300	372	0.3%

Worklife America, Inc.	Professional Employer Organization	Senior Secured Debt (12% Cash, Due 12/28/16)	13,250	13,250	13,250	9.3%
Worklife America, Inc.	Professional Employer Organization	Common Unit Warrants (3% fully diluted)	—	—	1,909	1.4%

Company (3, 4)	Industry	Investment Interest Rate / Maturity	Principal Amount	Cost	Fair Value	% of Net Assets
Worklife America, Inc.	Professional Employer Organization	Preferred Unit Warrants (3% fully diluted)	—	—	70	0.0%

				13,250	15,229	10.7%

Sub Total Non-control/Non-affiliated investments				$61,609	$78,769	55.3%

Affiliate investments - 96.1%
Chef'N Corporation	Culinary Products	Subordinated Debt (15% Cash, 3% optional PIK, Due 5/16/18)	$6,300	$6,300	$6,300	4.4%
Chef'N Corporation	Culinary Products	Series A Preferred Stock (1,000,000 shares)	—	1,000	2,469	1.7%

				7,300	8,769	6.1%

City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 9/28/16)	4,231	4,231	4,231	3.0%
City Gear, LLC (5)	Footwear Retail	Preferred Membership Units (scheduled 9% dividend)	—	1,269	1,825	1.3%
City Gear, LLC	Footwear Retail	Membership Unit Warrants (9.817% fully diluted)	—	—	1,074	0.7%

				5,500	7,131	5.0%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (2,000,000 shares)	—	2,000	5,928	4.2%
Corporate Visions, Inc.	Sales & Marketing Services	Common Stock Warrants (302,534 shares)	—	—	1,079	0.7%

				2,000	7,008	4.9%

Fresh Food Concepts, Inc.	Salsa Manufacturer	Subordinated Debt (13% Cash, 4% PIK, Due 11/30/15)	3,240	3,240	—	0.0%
Fresh Food Concepts, Inc.	Salsa Manufacturer	Class A Common Units (1,500 units)	—	1,500	—	0.0%
Fresh Food Concepts, Inc.	Salsa Manufacturer	Class C Common Unit Warrants (165 units)	—	43	—	0.0%

				4,783	—	0.0%

GA Communications, Inc.	Advertising & Marketing Services	Subordinated Debt (12.5% Cash, Due 4/14/17)	13,000	13,000	13,000	9.2%
GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares)	—	1,998	2,194	1.5%
GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)	—	2	3,260	2.3%

				15,000	18,454	13.0%

Impresa Aerospace Holdings, LLC (3)	Aerospace Parts Manufacturer	Subordinated Debt (12% Cash, 3% PIK, Due 4/28/16)	8,699	8,699	5,219	3.7%
Impresa Aerospace Holdings, LLC	Aerospace Parts Manufacturer	Class A Membership Units (900,000 units)	—	900	—	0.0%
Impresa Aerospace Holdings, LLC	Aerospace Parts Manufacturer	Class C Membership Units (317,114 shares)	—	317	—	0.0%

				9,916	5,219	3.7%

J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13% Cash, Due 7/16/18)	5,182	5,182	5,182	3.6%
J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)	—	818	1,005	0.7%
J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (4,318 shares)	—	—	535	0.4%

				6,000	6,722	4.7%

LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 units)	—	1,500	15,112	10.6%

				1,500	15,112	10.6%

MJC Holdings, LLC	Specialty Clothing	Subordinated Debt (12% Cash, 2% PIK, Due 1/16/18)	7,571	7,571	7,571	5.4%
MJC Holdings, LLC	Specialty Clothing	Series A Preferred Units (2,000,000 units)	—	2,000	2,762	1.9%

				9,571	10,333	7.3%

MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 8/15/15)	200	200	200	0.1%
MMI Holdings, LLC	Medical Device Distributor	Senior Secured Debt (12% Cash, Due 10/17/14)	2,600	2,600	2,600	1.9%
MMI Holdings, LLC	Medical Device Distributor	Preferred Units (500 units)	—	500	575	0.4%
MMI Holdings, LLC	Medical Device Distributor	Common Units (45 shares)	—	—	187	0.1%

				3,300	3,562	2.5%

Pickaway Plains Ambulance Services, Inc. (1, 2)	Medical Transportation Services	Senior Secured Term Debt (13.0% Cash, Due 12/31/15)	1,248	—	—	0.0%
Pickaway Plains Ambulance Services, Inc.	Medical Transportation Services	Common Stock Warrants (4% fully diluted)	—	—	—	0.0%

				—	—	0.0%

Source Capital ABUTEC, LLC	Oil & Gas Services	Senior Secured Debt (10% Cash, Due 12/28/17)	1,000	1,000	1,000	0.7%

Company (3, 4)	Industry	Investment Interest Rate / Maturity	Principal Amount	Cost	Fair Value	% of Net Assets
Source Capital ABUTEC, LLC	Oil & Gas Services	Subordinated Debt (12% Cash, 3% PIK, Due 12/28/17)	4,000	4,000	4,000	2.8%
Source Capital ABUTEC, LLC	Oil & Gas Services	Preferred Membership Units (15.5% ownership)	—	1,240	1,240	0.9%

				6,240	6,240	4.4%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Subordinated Debt (13% Cash, Due 2/17/17)	2,500	2,500	2,447	1.7%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (136.12 units)	—	750	539	0.4%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Common Stock Warrants (6.65% fully diluted)	—	—	297	0.2%

				3,250	3,283	2.3%

Source Capital SSCR, LLC	Suntan Lotion Manufacturer	Senior Secured Term Debt (12% Cash, Due 7/6/17)	12,000	12,000	11,777	8.3%
Source Capital SSCR, LLC	Suntan Lotion Manufacturer	Preferred Membership Units (14.91% fully diluted)	—	1,425	1,116	0.8%
Source Capital SSCR, LLC	Suntan Lotion Manufacturer	Membership Unit Warrants (1.0% fully diluted)	—	—	—	0.0%

				13,425	12,893	9.1%

Source Recycling, LLC	Metal Recycler	Subordinated Debt (13% Cash, Due 9/2/16)	4,900	4,900	2,931	2.1%
Source Recycling, LLC	Metal Recycler	Membership Units (68,658 shares)	—	1,391	—	0.0%
Source Recycling, LLC	Metal Recycler	Common Unit Warrants (1.0% fully diluted)	—	—	—	0.0%

				6,291	2,931	2.1%

Sparus Holdings	Energy Services	Subordinated Debt (12% Cash, Due 3/18/14)	7,000	7,000	7,000	4.9%
Sparus Holdings	Energy Services	Series B Preferred Stock (5,704 shares)	—	500	287	0.2%
Sparus Holdings	Energy Services	Common Stock Warrants (3,491 shares)	—	—	—	0.0%

				7,500	7,287	5.1%

STX Healthcare Management Services, Inc.	Dentistry Services	Subordinated Debt (14% Cash, Due 7/31/15)	6,625	6,593	6,625	4.6%
STX Healthcare Management Services, Inc.	Dentistry Services	Common Stock (1,200,000 shares)	—	1,200	680	0.5%
STX Healthcare Management Services, Inc.	Dentistry Services	Common Stock Warrants (845,784 shares)	—	218	680	0.5%

				8,011	7,984	5.6%

Take 5 Oil Change, LLC	Quick Lube Services	Senior Secured Debt (10% Cash, Due 11/28/16)	12,000	12,000	12,000	8.4%
Take 5 Oil Change, LLC	Quick Lube Services	Common Stock (10,692 shares)	—	1,069	1,248	0.9%

				13,069	13,248	9.3%

V12 Holdings	Data Processing & Digital Marketing	Bridge Note (0% Cash, Due 12/31/14)	280	—	280	0.2%
V12 Holdings	Data Processing & Digital Marketing	Tier 2 Note (0% Cash, Due 12/31/14)	34	—	34	0.0%
V12 Holdings	Data Processing & Digital Marketing	Senior Subordinated Note (0% Cash, Due 12/31/14)	2,200	—	—	0.0%
V12 Holdings	Data Processing & Digital Marketing	Tier 3 Note (0% Cash, Due 12/31/14)	380	—	297	0.2%
V12 Holdings	Data Processing & Digital Marketing	Jr. Subordinated Note (0% Cash, Due 12/31/14)	33	—	26	0.0%
V12 Holdings	Data Processing & Digital Marketing	Tier 4 Note (0% Cash, Due 12/31/14)	194	—	—	0.0%
V12 Holdings	Data Processing & Digital Marketing	Series A-1 Preferred Stock (11,025 shares)	—	—	—	0.0%
V12 Holdings	Data Processing & Digital Marketing	Series A-3 Preferred Stock (204,082 shares)	—	—	—	0.0%
V12 Holdings	Data Processing & Digital Marketing	Series A-5 Preferred Stock (8,409 shares)	—	—	—	0.0%
V12 Holdings	Data Processing & Digital Marketing	Common Stock Warrants (880,541 shares)	—	—	—	0.0%

				—	637	0.4%

Sub Total Affiliate investments				$122,655	$136,809	96.1%

Control investments - 47.9%
Best In Class	Corporate Fulfillment	Subordinated Debt (12.5% Cash, Due 12/31/13)	$728	$728	$728	0.5%
Best In Class	Corporate Fulfillment	Class A Preferred Units (89 units)	—	272	381	0.3%
Best In Class	Corporate Fulfillment	Class B Preferred Units (45 units)	—	—	56	0.0%

				1,000	1,165	0.8%

Company (3, 4)	Industry	Investment Interest Rate / Maturity	Principal Amount	Cost	Fair Value	% of Net Assets
KBP Investments, LLC (5)	QSR Franchisee	Class A Preferred Stock (10% scheduled dividend)	—	7,938	7,938	5.6%
KBP Investments, LLC	QSR Franchisee	Class A Common Stock (380,413 shares)	—	331	22,011	15.4%

				8,269	29,949	21.0%

Market E, Inc.	Online Travel Sales & Marketing	Senior Secured Debt (10% Cash, 9% PIK, Due 12/31/13)	921	1,178	1,178	0.8%
Market E, Inc.	Online Travel Sales & Marketing	Class A Preferred Stock (240 shares)	—	240	—	0.0%
Market E, Inc.	Online Travel Sales & Marketing	Class B Preferred Stock (964 shares)	—	965	243	0.2%
Market E, Inc.	Online Travel Sales & Marketing	Class A Common Stock (240 shares)	—	—	—	0.0%

				2,383	1,421	1.0%

Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/16/16)	1,862	1,862	1,862	1.3%
Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/16/16)	3,427	3,427	3,427	2.4%
Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 shares)	—	1,629	3,276	2.3%

				6,918	8,565	6.0%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Senior Secured Term (14% Cash, 3% PIK, Due 2/1/16)	6,602	6,600	6,602	4.6%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares)	—	1,000	1,101	0.8%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)	—	1	731	0.5%

				7,601	8,434	5.9%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/16)	4,656	4,656	4,656	3.3%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,797 shares)	—	3,302	2,309	1.6%
On-Site Fuel Services, Inc. (5)	Fuel Transportation Services	Series B Preferred Stock (14% scheduled cash dividend, 4% PIK dividend)	—	2,341	587	0.4%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,107 shares)	—	33	1,492	1.1%

				10,332	9,044	6.4%

Print Direction, Inc.	Printing Services	Subordinated Debt (12% Cash, 6% PIK, Due 9/27/13)	2,549	2,549	2,550	1.8%
Print Direction, Inc.	Printing Services	Subordinated Debt (7.75% Cash, Due 9/27/13)	454	454	454	0.3%
Print Direction, Inc.	Printing Services	Subordinated Debt (12% Cash, 6% PIK, Due 9/27/13)	763	763	763	0.5%
Print Direction, Inc.	Printing Services	Common Stock (14,603 shares)	—	1,575	4,418	3.1%

				5,341	8,185	5.7%

Vita Nonwovens	Textile Manufacturer	Subordinated Debt (14% Cash, 4% PIK, Due 8/31/17)	1,115	1,115	1,115	0.8%
Vita Nonwovens	Textile Manufacturer	Class A Preferred United (475,000 units)	—	475	475	0.3%

				1,590	1,590	1.1%

Sub Total Control investments				$43,434	$68,353	47.9%

TOTAL INVESTMENTS - 199.3%				$227,698	$283,931	199.3%

(1)	The maturity date of the original investment has been extended
(2)	Due to deterioration in credit quality, this investment is on non-accrual status
(3)	All debt investments are income producing. Equity and warrant investments are non-income producing, unless otherwise noted.
(4)	Percentages are based on net assets of $142,433 as of December 31, 2012.
(5)	The equity investment is income producing.

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Changes in Net Assets

(in thousands)

(unaudited)

			Common Stock		Additional	Accumulated	Net Unrealized
	General	Limited	Number of	Par	Paid in	Net Realized	Appreciation on
	Partner	Partners	Shares	Value	Capital	Earnings	Investments	Total

BALANCE, January 1, 2012	$209	$70,366	—	$—	$—	$7,783	$21,176	99,535
Partners’ capital contributions	73	6,992	—	—	—	—	—	7,065
Distribution to partners	—	—	—	—	—	(11,121)	—	(11,121)
Net investment income	—	—	—	—	—	9,031	—	9,031
Net realized gain on portfolio investments	—	—	—	—	—	528	—	528
Net change in unrealized appreciation on portfolio investments	—	—	—	—	—	—	21,315	21,315

BALANCE, September 30, 2012	$282	$77,358	—	$—	$—	$6,221	$42,491	$126,352

BALANCE, January 1, 2013	$282	$77,358	—	$—	$—	$8,560	$56,233	$142,433
Partners’ capital contributions	—	24,852	—	—	—	—	—	24,852
Distribution to partners	—	—	—	—	—	(7,421)	—	(7,421)
Formation transactions	(282)	(102,210)	8,974,420	90	114,198	—	—	11,796
Public offering of common stock	—	—	4,000,000	40	75,960	—	—	76,000
Net investment income	—	—	—	—	—	13,385	—	13,385
Net realized gain on portfolio investments	—	—	—	—	—	2,235	—	2,235
Net change in unrealized appreciation on portfolio investments	—	—	—	—	—	—	6,442	6,442

BALANCE, September 30, 2013	$—	$—	12,974,420	$130	$190,158	$16,759	$62,675	$269,722

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2013	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$22,062	$30,874
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of portfolio investments	(75,817)	(45,027)
Repayments of portfolio investments	50,209	12,056
Net realized gain on portfolio investments	(2,235)	(528)
Increase in net unrealized appreciation on portfolio investments	(6,442)	(21,315)
Payment-in-kind interest accrued, net of payments received	(930)	(1,057)
Accretion of original issue discount on portfolio investments	(35)	(56)
Amortization of deferred financing fees	522	472
Changes in assets and liabilities:
Interest and dividends receivable	(398)	(1,216)
Due from related parties	(288)	(38)
Accounts payable and accrued expenses	(1,719)	(1,290)
Due to related parties	306	388
Other assets	(2)	—

NET CASH USED IN OPERATING ACTIVITIES	(14,767)	(26,737)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of SBA-guaranteed debentures	25,000	35,000
Partners’ capital contributions	24,852	7,065
Proceeds from IPO, net of underwriting expense	76,000	—
Distributions paid	(7,421)	(11,121)
Deferred financing fees paid	(606)	(849)

NET CASH PROVIDED BY FINANCING ACTIVITIES	117,825	30,095

NET INCREASE IN CASH AND CASH EQUIVALENTS	103,058	3,358
CASH AND CASH EQUIVALENTS, beginning of period	30,467	24,181

CASH AND CASH EQUIVALENTS, end of period	$133,525	$27,539

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$7,828	$4,350

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING TRANSACTIONS

In-kind contribution of assets	$11,796	$—

See accompanying notes to consolidated financial statements.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

Note 1. Organization

Capitala Finance Corp. (the “Company”, “we”, “us”, and “our”) is a newly formed, externally managed non-diversified closed-end management investment company incorporated in Maryland that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We commenced operations on May 24, 2013 and completed our initial public offering (“IPO”) on September 30, 2013. The Company is managed by Capitala Investment Advisors, LLC (the “Investment Advisor”), an investment adviser that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and Capitala Advisors Corp. (the “Administrator”) provides the administrative services necessary for us to operate. In addition, for U.S. federal income tax purposes, the Company intends to elect to be treated as a regulated investment company (“RIC”) commencing with our tax year ending December 31, 2013, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company was formed for the purpose of (i) acquiring, through a series of transactions, an investment portfolio from the following entities: CapitalSouth Partners Fund I Limited Partnership (“Fund I”); CapitalSouth Partners Fund II Limited Partnership (“Fund II”); CapitalSouth Partners Fund III, L.P. (“Fund III Parent”); CapitalSouth Partners SBIC Fund III, L.P. (“Fund III”) and CapitalSouth Partners Florida Sidecar Fund I, L.P. (“Florida Sidecar” and, collectively with Fund I, Fund II, Fund III and Fund III Parent, the “Legacy Funds”); (ii) raising capital in the IPO and (iii) continuing and expanding the business of the Legacy Funds by making additional debt and equity investments in smaller and lower middle market companies.

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through our subsidiaries that are licensed by the U.S. Small Business Administration (“SBA”) under the Small Business Investment Company (“SBIC”) Act, we offer customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. We invest primarily in traditional mezzanine, senior subordinated and unitranche debt, as well as senior and second-lien loans and, to a lesser extent, equity securities issued by smaller and lower middle-market companies.

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became the Fund’s wholly-owned subsidiaries. Fund II and Fund III retained their SBIC licenses, continue to hold their existing investments and continue to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $76,000,000, after deducting underwriting fees and commissions totaling $4,000,000. The other costs of the IPO were borne by the limited partners of the Legacy Funds. As of September 30, 2013, the Company had 12,974,420 shares of common stock outstanding.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. The financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries as described in the Formation Transactions presented in Note 1. The transactions related to Fund II, Fund III, and the Florida Sidecar constitute an exchange of shares between entities under common control and will be accounted for in accordance with ASC 805, Business Combinations. As such, the Company’s results of operations and cash flows for the three and nine month periods ended September 30, 2013 are presented as if the aforementioned transactions had occurred as of January 1, 2013. In addition, the results of the Company’s operations and cash flows for the three and nine month periods ended September 30, 2012 and the Company’s financial position as of December 31, 2012 have been presented on a combined basis in order to provide comparative information with respect to prior periods. The Formation Transactions also included an asset acquisition of certain assets in Fund I and Fund III Parent. In accordance with ASC 805, Business Combinations, the assets acquired were recorded at fair value at the date of acquisition, September 24, 2013.

The Company’s financial position as of September 30, 2013 is presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and the Florida Sidecar) have been eliminated in consolidation. All financial data and information included in these financial statements have been presented on the basis described above. In the opinion of management, the financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

Use of Estimates in the Preparation of Financial Statements

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less at the date of purchase. Cash and cash equivalents include deposits in money market accounts. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

Investment Classification

In accordance with the provisions of the 1940 Act, the Company classifies investment by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those investments that are neither control Investments nor affiliate Investments. Generally under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25% of the voting securities of such company and/or has greater than 50% representation on its board or has the power to exercise control over management or policies of such portfolio company. The Company is deemed to be an affiliate of a company in which the Company has invested if it owns between 5% and 25% of the voting securities of such company.

Valuation of Investments

The Company applies fair value accounting to all of its financial instruments in accordance with the 1940 Act and ASC Topic 820 - Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 3.

In determining fair value, our board of directors uses various valuation approaches, and engages a third-party valuation firm, which provides an independent review of certain investments. In accordance with U.S. GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the board of directors. Unobservable inputs reflect the board of directors’ assumptions about the inputs market participants would use in pricing the asset or liability developed based upon the best information available in the circumstances

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a market for the securities existed. Accordingly, the degree of judgment exercised by the board of directors in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. We use prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

Valuation Techniques

Senior and Subordinated Secured Loans

The Company’s portfolio primarily consists of private debt instruments (“Level 3 debt”). We consider our Level 3 debt to be performing loans if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Company’s board of directors considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings (if applicable), the financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the board of directors will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

This evaluation will be updated no less than quarterly for Level 3 debt instruments that are not performing, and more frequently for time periods where there are significant changes in the collateral or significant changes in the perceived performance of the underlying portfolio company. The collateral value will be analyzed on an ongoing basis using internal metrics, appraisals, third-party valuation agents and other data as may be acquired and analyzed by our management and board of directors.

Equity Investments in Private Companies

Our board of directors determines the fair value of its investments in private companies by incorporating valuations that consider the evaluation of financing and sale transactions with third-parties, expected cash flows and market-based information, including comparable transactions, and performance multiples, among other factors, and may use third-party valuation agents. Such non-public investments are included in Level 3 of the fair value hierarchy.

Warrants

Our board of directors will ascribe value to warrants based on the fair value of holdings to which they are associated that can include discounted cash flow analyses, option pricing models, comparable analyses and other techniques as deemed appropriate. Such warrants are included in Level 3 of the fair value hierarchy to the extent issued by non-public companies.

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest Income and Paid-in Kind Interest: Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. The company has loans in the portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at maturity, is recorded on the accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due.

Non-accrual income: Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status, and will generally cease recognizing interest income on that loan for financial reporting purposes, until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Non-accrual loans are returned to accrual status when all past due principal and interest are current and, in management’s judgment, are likely to remain current.

Gains and Losses on investment sales and paydowns: Realized gains and losses on investments are recognized using the specific identification method.

Dividend Income: Dividend income is recognized on the date dividends are declared.

Other Income: Origination, amendment, closing and/or commitment fees associated with investments in portfolio companies are recognized as income when the investment transaction closes. Prepayment penalties received by the Company for debt instruments repaid prior to maturity date are recorded as income upon receipt.

Deferred Financing Fees

Costs incurred to issue the SBA-guaranteed debentures payable are capitalized and are amortized over the term of the debt agreements under the straight-line method, which does not differ materially from the effective interest method.

Commitments and Contingencies

As of September 30, 2013 and December 31, 2012, the Company had no outstanding unfunded commitments.

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management feels that the likelihood of such an event is remote.

In the ordinary course of business, the Company may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Company.

Income Taxes

The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code and, among other things, intends to make the requisite distributions to its stockholders which will relieve the Company from federal income taxes. Therefore, no provision has been recorded for federal income taxes.

In order to qualify as a RIC, among other requirements, the Company is required to timely distribute to its stockholders at least 90.0% of its investment company taxable income, as defined by the Code, for each fiscal tax year. The Company will be subject to a nondeductible U.S. federal excise tax of 4.0% on undistributed income if it does not distribute at least 98.0% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4.0% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.

In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20.0% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of September 30, 2013 and December 31, 2012, there were no uncertain tax positions.

Dividends

Dividends to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the board of directors. Net capital gains, if any, are generally distributed at least annually, although we may decide to retain such capital gains for reinvestment.

We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a cash dividend or other distribution, each stockholder that has not “opted out” of our dividend reinvestment plan will have its dividends automatically reinvested in additional shares of our common stock rather than receiving cash dividends. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions.

Company Investment Risk, Concentration of Credit Risk, and Liquidity Risk

The Investment Advisor has broad discretion in making investments for the Company. Investments will generally consist of debt and equity instruments that may be affected by business, financial market or legal uncertainties. Prices of investments may be volatile, and a variety of factors that are inherently difficult to predict, such as domestic or international economic and political developments, may significantly affect the results of the Company’s activities and the value of its investments. In addition, the value of the Company’s portfolio may fluctuate as the general level of interest rates fluctuate.

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as our borrowers, and those for which market yields are observable increase materially.

The Investment Advisor may attempt to minimize this risk by maintaining low loan-to-liquidation values with each loan and the collateral underlying the loan.

The Company’s assets may, at any time, include securities and other financial instruments or obligations that are illiquid or thinly traded, making purchase or sale of such securities and financial instruments at desired prices or in desired quantities difficult. Furthermore, the sale of any such investments may be possible only at substantial discounts, and it may be extremely difficult to value any such investments accurately.

Note 3. Investments

The composition of our investments as of September 30, 2013, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$87,247	32.5%	$88,232	26.7%
Subordinated Debt	127,104	47.4	123,633	37.3
Equity and Warrants	53,951	20.1	119,112	36.0

Total	$268,302	100.0%	$330,977	100.0%

The composition of our investments as of December 31, 2012, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$72,728	32.0%	$73,638	25.9%
Subordinated Debt	109,030	47.9	101,659	35.8
Equity and Warrants	45,940	20.1	108,634	38.3

Total	$227,698	100.0%	$283,931	100.0%

As noted above, the Company values all investments in accordance with ASC 820. ASC 820 requires enhanced disclosures about assets and liabilities that are measured and reported at fair value. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2—Valuations based on inputs other than quoted prices in active markets, which are either directly or indirectly observable.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors that is consistent with ASC 820 (See Note 2). Consistent with our Company’s valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

In estimating fair value of portfolio investments, the Company starts with the cost basis of the investment, which includes the amortized OID and payment-in-kind income, if any. The transaction price is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected fair values.

The following valuation methodologies are utilized by the company in estimating fair value and are summarized as follows:

Enterprise Value Waterfall Approach

The enterprise value waterfall approach determines an enterprise value based on EBITDA multiples of publicly traded companies that are considered similar to the subject portfolio companies. The Company considers a variety of items in determining a reasonable pricing multiple, including operating results, budgeted projections, growth, size, risk, profitability, leverage, management depth, diversification, market position, supplier or customer dependence, asset utilization, liquidity metrics, and access to capital markets. EBITDA of the portfolio company is adjusted for non-recurring items in order to reflect a normalized level of earnings that is representative of future earnings. The enterprise value is adjusted for financial instruments with seniority to the Company’s ownership and for the effect of any instrument which may dilute the Company’s investment in the portfolio company. The adjusted enterprise value is then apportioned based on the seniority and privileges of the Company’s investments within the portfolio company.

Income Approach

The income approach utilizes a discounted cash flow methodology in which the Company estimates fair value based on the present value of a stream of contractual cash flows discounted at a market rate of interest. The determination of a discount rate, or required rate of return, takes into account the portfolio company’s fundamentals and perceived credit risk. The income approach is typically utilized for debt-only investments in which the Company determines it is reasonably likely that all cash flows will be collected in accordance with the debt agreement.

Asset Approach

The asset approach values an investment based on the greater of the enterprise value or the underlying collateral securing the investment. See discussion of determining enterprise value above. This approach is used when the debt is not performing in accordance with its contractual terms or when the Company has reason to believe that it will not collect all principal and interest in accordance with the contractual terms of the debt agreement. As of September 30, 2013, there were three portfolio companies with securities valued at $10.9 million using the asset approach.

The following table presents fair value measurements of investments, by major class, as of September 30, 2013 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Debt	$—	$—	$88,232	$88,232
Subordinated Debt	—	—	123,633	123,633
Equity and Warrants	—	—	119,112	119,112

Total	$—	$—	$330,977	$330,977

The following table presents fair value measurements of investments, by major class, as of December 31, 2012 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Debt	$—	$—	$73,638	$73,638
Subordinated Debt	—	—	101,659	101,659
Equity and Warrants	—	—	108,634	108,634

Total	$—	$—	$283,931	$283,931

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September, 2013 (dollars in thousands):

	Senior Secured Debt	Subordinated Debt	Equity and Warrants	Total
Balance as of January 1, 2013	$73,638	$101,659	$108,634	$283,931
Change in classification due to restructure	6,735	(6,735)	—	—
Repayments	(22,958)	(20,004)	(7,247)	(50,209)
Purchases	24,775	44,459	6,583	75,817
Purchase related to asset acquisition	5,601	2,353	3,842	11,796
Payment in-kind interest accrued, net of payments received	362	568	—	930
Accretion of original issue discount	4	31	—	35
Gain/(loss) on sale	—	(2,597)	4,832	2,235
Increase in net unrealized appreciation	75	3,899	2,468	6,442

Balance as of September 30, 2013	$88,232	$123,633	$119,112	$330,977

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2012 (dollars in thousands):

	Senior Secured Debt	Subordinated Debt	Equity and Warrants	Total
Balance as of January 1, 2012	$40,357	$114,736	$57,638	$212,731
Change in classification due to restructure	14,520	(14,520)	—	—
Repayments	(8,650)	(2,694)	(712)	(12,056)
Purchases	15,920	21,019	8,088	45,027
Payment in-kind interest accrued, net of payments received	271	786	—	1,057
Accretion of original issue discount	3	53	—	56
Gain/(loss) on sale	—	—	528	528
Increase in net unrealized appreciation	2,363	2,723	16,229	21,315

Balance as of September 30, 2012	$64,784	$122,103	$81,711	$268,658

The net change in unrealized appreciation on investments held as of September 30, 2013 and 2012, was $4.2 million and $20.8 million, respectively, and is included in net unrealized appreciation on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of September 30, 2013 were as follows (dollars in thousands, except EBITDA amounts):

	Fair Value	Valuation Approach	Level 3 Input	Range of Inputs	Weighted Average

Subordinated debt and second lien notes	$106,631	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	8.0% - 19.0% 1.3x – 5.1x $1.7 million-$23.5 million	14.4% 3.2x $7.9 million

Subordinated debt and second lien notes	17,002	Asset and Enterprise Value Waterfall	Adjusted EBITDA Multiple Adjusted EBITDA	4.9x – 5.0x $1.6 million - $4.0 million	5.0x $3.1 million

Senior debt and first lien notes	82,247	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	11.0% - 17.0% 0.1x – 5.2x $1.5 million- $16.9 million	13.0% 3.2x $8.3 million

Senior debt and first lien notes	5,985	Asset and Enterprise Value Waterfall	Adjusted EBITDA Multiple Adjusted EBITDA	5.0x – 6.8x $0.8 million - $1.3 million	6.0x $1.1 million

Equity shares and warrants	119,112	Asset and Enterprise Value Waterfall	Adjusted EBITDA Multiple Adjusted EBITDA	2.5x – 9.5x $1.6 million -$36.3 million	6.9x $13.4 million

The significant unobservable inputs used in the valuation of the Company’s debt and equity investments are required rate of return, adjusted EBITDA, EBITDA multiples, and leverage. Changes in any of these unobservable inputs could have a significant impact on the Company’s estimate of fair value. An increase (decrease) in required rate of return or leverage will result in a lower (higher) estimate of fair value while an increase (decrease) in adjusted EBITDA or EBITDA will result in a higher (lower) estimate of fair value.

Note 4. Agreements

On September 24, 2013, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with our Investment Advisor, which was approved by the Board of Directors of the Company on June 10, 2013. The initial term of the Investment Advisory Agreement is two years, with automatic, one-year renewals at the end of each year subject to certain approvals by our board of directors and/or our stockholders. Subject to the overall supervision of our Board of Directors, our investment adviser manages our day-to-day operations, and provides investment advisory and management services to us. Under the terms of our Investment Advisory Agreement, The Investment Advisor:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies);

•	closes and monitors the investments we make; and

•	provides us with other investment advisory, research and related services as we may from time to time require.

The Investment Advisor’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.

Pursuant to the Investment Advisory Agreement, we have agreed to pay the Investment Advisor a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% of our gross assets, which is our total assets as reflected on our Statements of Assets and Liabilities and includes any borrowings for investment purposes. Although we do not anticipate making significant investments in derivative financial instruments, the fair value of any such investments, which will not necessarily equal their notional value, will be included in our calculation of gross assets. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee will initially be calculated based on the value of our gross assets at the end of the first calendar quarter subsequent to our IPO, and thereafter based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the first twelve months following our IPO, the Investment Advisor has agreed to waive the portion of the base management fee payable on cash and cash equivalents held at the Company level, excluding cash and cash equivalents held by the Legacy Funds that were acquired by the Company in connection with the Formation Transactions.

Prior to the formation transaction, the management fee charged by each Legacy Fund for each fiscal quarter was the lesser of (a) an amount equal to an annual rate of .625% of the sum of (i) the Legacy fund’s regulatory capital and (ii) the amount of an assumed two tiers of outstanding leverage based on such regulatory capital, or (b) an amount negotiated between the General Partner and the Management Company. The management fee was reduced by certain fees ultimately received by the Management Company from the portfolio companies. Payments of the management fee were made quarterly in advance. Certain direct expenses such as legal, audit, tax, and limited partner expense were the responsibility of the Legacy Fund.

The incentive fee consists of the following two parts:

The first part of the incentive fee is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to our Administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 2.0% per quarter (8.0% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee. We pay the Investment Advisor an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle of 2.0%;

•	100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle but is less than 2.5% in any calendar quarter (10.0% annualized). We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle but is less than 2.5%) as the “catch-up.” The “catchup” is meant to provide our investment adviser with 20% of our pre-incentive fee net investment income as if a hurdle did not apply if this net investment income exceeds 2.5% in any calendar quarter; and

•	20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to Capitala Investment Advisors (once the hurdle is reached and the catch-up is achieved, 20% of all preincentive fee investment income thereafter is allocated to the Investment Advisor).

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the 2013 calendar year, and will equal 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio, provided that, the incentive fee determined as of December 31, 2013 will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the inception of the Company.

We will defer cash payment of the portion of any incentive fee otherwise earned by our Investment Advisor that would, when taken together with all other incentive fees paid to our Investment Advisor during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) our pre-incentive fee net investment income during such period, (b) our net unrealized appreciation or depreciation during such period and (c) our net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. Such deferred amounts will be calculated using a period of shorter than 12 full calendar months until 12 full calendar months have passed since completion of our IPO.

For the three months ended September 30, 2013 and 2012 we incurred $1.0 million and $1.3 million in base management fees, respectively. For each of the nine month periods ending September 30, 2013 and 2012 we incurred $3.0 million in base management fees, respectively.

On September 24, 2013, the Company entered into a separate administration agreement (the “Administration Agreement”) with Capitala Advisors Corp., our Administrator, pursuant to which our Administrator has agreed to furnish us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders. In addition, our Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others.

Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our chief financial officer, chief compliance officer and our allocable portion of the compensation of any administrative support staff. Under the Administration Agreement, our Administrator will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The Administration Agreement will have an initial term of two years and may be renewed with the approval of our Board of Directors. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to our Administrator. Stockholder approval is not required to amend the Administration Agreement.

The Administration Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Administrator and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from the Company. for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Administrator’s services under the Administration Agreement or otherwise as Administrator for the Company.

Note 5. Related Party Transactions

At September 30, 2013 and December 31, 2012, the Company had the following receivables from (payables to) related parties relating to certain capital contributions, management fees, and reimbursable expenses:

	September 30, 2013	December 31, 2012
CapitalSouth Corporation	$256	$256
Phoenix Holdings-NC, Inc.	(486)	(161)
Shareholders/Limited Partners	275	138
Capital South Fund III, L.P.	1,046	1,062
Other	188	2

Total	$1,279	$1,297

These amounts are reflected in the accompanying statements of financial position under the captions, “Due from related parties” and “Due to related parties.”

At times, the Company maintains deposit accounts and certificates of deposit with financial institutions that are shareholders of the Company or were limited partners of a legacy fund prior to the formation transaction. Total deposits with these financial institutions were approximately $13.7 million and $30.3 million at September 30, 2013 and December 31, 2012, respectively.

Note 6. Borrowings

SBA Debentures

The Company, through its two wholly-owned subsidiaries, uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of September 30, 2013, the Company has issued $202.2 million of SBA-guaranteed debentures. The Company has issued all SBA-guaranteed debentures that were permitted under each of the Legacy Funds’ respective SBIC licenses (as applicable), and there are no unused SBA debenture commitments remaining.

For the three and nine months ended September 30, 2013, we recorded $2.2 million and $6.5 million, respectively, of interest and financing expenses related to the SBA guaranteed debenture, of which $2.0 million and $6.0 million, respectively, was attributable to interest expense and $0.2 million and $0.5 million, respectively, of amortization of commitment and upfront fees. For the three and nine months ended September 30, 2012, we recorded $2.0 million and $5.8 million, respectively, of interest and financing expenses related to the SBA guaranteed debenture, of which $1.8 million and $5.3 million, respectively, was attributable to interest expense and $0.2 million and $0.5 million, respectively, of amortization of commitment and upfront fees. The weighted average interest rate for all SBA-guaranteed debentures as of September 30, 2013 and December 31, 2012 was 3.57% and 3.74%, respectively.

As of September 30, 2013 and December 31, 2012, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):

Date of Pooling	Fixed Maturity Date	Interest Rate	September 30, 2013	December 31, 2012
September 1, 2004	September 1, 2014	4.120%	$2,000	$2,000
September 1, 2004	September 1, 2014	4.684%	8,000	8,000
September 1, 2005	September 1, 2015	4.941%	8,000	8,000
September 1, 2005	September 1, 2015	5.524%	2,000	2,000
September 1, 2006	September 1, 2016	5.535%	11,500	11,500
March 1, 2009	March 1, 2019	4.620%	5,000	5,000
September 1, 2010	September 1, 2020	3.215%	3,000	3,000
September 1, 2010	September 1, 2020	3.215%	4,000	4,000
September 1, 2010	September 1, 2020	3.215%	4,000	4,000
September 1, 2010	September 1, 2020	3.215%	4,000	4,000
September 1, 2010	September 1, 2020	3.215%	4,000	4,000
March 1, 2011	March 1, 2021	4.084%	15,700	15,700
March 1, 2011	March 1, 2021	4.084%	5,000	5,000
March 1, 2011	March 1, 2021	4.084%	5,000	5,000
March 1, 2011	March 1, 2021	4.084%	4,000	4,000
March 1, 2011	March 1, 2021	4.084%	18,000	18,000
March 1, 2011	March 1, 2021	4.084%	14,000	14,000
March 1, 2012	March 1, 2022	2.766%	25,000	25,000
March 1, 2012	March 1, 2022	2.766%	35,000	35,000
March 1, 2013	March 1, 2023	2.351%	25,000	—

			$202,200	$177,200

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company estimates that the fair value of its SBA-guaranteed debentures is approximately $209.1 million and $185.8 million as of September 30, 2013 and December 31, 2012, respectively. The fair value estimate was based on future contractual cash payments discounted at market interest rates to borrow from the SBA as of the measurement date. Because the market interest rate is considered an unobservable input, SBA-guaranteed debentures are considered a level 3 financial instrument in the fair value hierarchy.

Note 7. Directors Fees

Our independent directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting, and also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

Note 8. Stockholders’ Equity

On September 24, 2013, we issued 8,974,420 shares of common stock to the limited partners of the Legacy Funds, in exchange for 100% of their membership interests or certain investment assets of such Legacy Fund, as the case may be. On September 30, 2013, we issued 4,000,000 shares of common stock in connection with the closing of our IPO. The shares issued in the IPO were priced at $20.00 per share. We received proceeds of $76.0 million in the IPO, net of underwriters’ discounts and commissions of $4.0 million. The limited partners of the Legacy Funds bore the other $1.75 million in out of pocket expenses associated with the offering.

Note 9. Earnings Per Share

In accordance with the provisions of ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2013, there were no dilutive shares.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands except share and per share data):

	For the three months ended		For the nine months ended
Basic and diluted	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net increase in net assets from operations	$7,909	$10,778	$22,062	$30,874
Weighted average common shares outstanding	12,974,420	N/A	12,974,420	N/A
Net increase in net assets per share from operations-basic and diluted	$0.61	N/A	$1.70	N/A

Note 10. Dividend

The Company’s dividends and distributions are recorded on the record date. Shareholders have the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and common stock.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2013 (dollars in thousands, except share and per share data):

September 30, 2013
Per share data:
Net asset value at beginning of period(1)	$17.74

Net investment income(2)	1.03
Net realized gain on investments	0.17
Net unrealized appreciation on investments	0.50

Net increase in stockholders’ equity	1.70

Capital contributions from partners	1.92
Capital distributions to partners	(0.57)

Net asset value at end of period	$20.79
Net assets at end of period	$269,722
Shares outstanding at end of period	12,974,420
Per share market value at end of period	$19.20
Total return based on market value(3)	(4.00)%
Ratio/Supplemental data:
Ratio of net investment income to average, net assets(1)(5)	7.14%
Ratio of operating expenses to average net assets(1)(5)	1.80%
Ratio of incentive management fees to average net assets(1)(5)	—%
Ratio of debt related expenses to average net assets(1)(5)	3.48%
Ratio of total expenses to average net assets(1)(5)	5.29%
Portfolio turnover rate(4)	2.27%

(1)	Net asset value as of January 1, 2013 and average net assets for the nine months ended September 30, 2013 are presented as if the Offering and Formation Transactions had occurred on January 1, 2013. See Note 2 for a further description of the basis of presentation of the Company’s financial statements
(2)	Net investment income per share is calculated using the weighted average shares outstanding during the period.
(3)	Total investment return is calculated assuming a purchase of common shares at the IPO offering price per share at September 25, 2013 of $20.00 and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(4)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.
(5)	Ratios are annualized.

Note 12. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of and for the three and nine month periods ended September 30, 2013.

On October 28, 2013, the Company invested $6.0 million in Crowley Holdings Inc. in Series A Preferred Equity, secured by underlying subordinated debt, earning 10% cash and 2% PIK.

On October 28, 2013, the Company invested $2.06 million in Source Capital SSCR, LLC in subordinated debt, earning 14% cash and 5% PIK.

On November 1, 2013, the Company invested $11.1 million in TCE Holding Company, with $9.6 million in subordinated debt, earning 12% cash and 2% PIK, and $1.5 million in common stock.

On November 11, 2013, the Company’s Board of Directors declared a quarterly dividend of $0.47 per share payable on December 30, 2013 to holders of record as of December 10, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.

Except as otherwise specified, references to “we,” “us,” “our” or the “Company”, refer to Capitala Finance Corp.

This Quarterly Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements.

The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our ability to obtain exemptive relief from the SEC to co-invest and to engage in joint restructuring transactions or joint follow-on investments;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our portfolio companies.

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate or repay their borrowings, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we use leverage as part of our investment strategy; and

•	the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or Securities and Exchange Commission (“SEC”) rule or regulation.

OVERVIEW

We are a Maryland corporation that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We are managed by Capitala Investment Advisors (the “Investment Advisor”), and Capitala Advisors Corp. (the “Administrator”) provides the administrative services necessary for us to operate.

We provide capital to smaller and lower middle-market companies in the United States, with a non-exclusive emphasis on the Southeast, Southwest and Mid-Atlantic regions. We invest primarily in companies with a history of earnings growth and positive cash flow, proven management teams, product or service with competitive advantages and industry-appropriate margins. We primarily invest in companies with between $5 million and $30 million in trailing twelve month EBITDA.

We invest in mezzanine and senior subordinated debt investments that are secured by subordinated liens on all of our borrowers’ assets and, to a lesser extent, in senior, cash flow-based “unitranche” securities. Most of our debt investments are coupled with equity interests, whether in the form of detachable “penny” warrants or equity co-investments made pari passu with our borrowers’ financial sponsors.

Corporate History

Immediately prior to our initial public offering (“IPO”), through a series of transactions (the “Formation Transactions”), we acquired all the equity interests in CapitalSouth Partners Fund II Limited Partnership (“Fund II”), CapitalSouth Partners SBIC Fund III, L.P. (“Fund III”), CapitalSouth Partners Florida Sidecar Fund I, L.P. (“Florida Sidecar”) and each such fund’s respective general partners, as well as certain assets from CapitalSouth Partners Fund I Limited Partnership (“Fund I”) and CapitalSouth Partners Fund III, L.P. (“Fund III Parent”, and together with Fund I, Fund II, Fund III and Florida Sidecar, the “Legacy Funds”), which collectively constitute our portfolio. The investments included in our portfolio had a collective fair value of approximately $315.6 million as of June 30, 2013, as determined by our board of directors based on management’s internal analysis and positive assurance from a third-party independent valuation firm. At the time of the Formation Transactions, our portfolio consisted of: (1) approximately $326.3 million in investments; (2) an aggregate of approximately $67.1 million in cash, interest receivable and other assets; and (3) liabilities of approximately $202.2 million of SBA-guaranteed debt payable. In connection with our acquisition of our portfolio, we issued an aggregate of approximately 9.0 million shares of our common stock to the investors in the Legacy Funds. We have two SBIC-licensed subsidiaries that have elected to be treated as BDCs under the 1940 Act. We may also seek other forms of leverage and borrow funds to make investments, including before we have fully invested the proceeds of this offering.

Revenues

We generate revenue primarily from the periodic cash interest we will collect on our debt investments. In addition, most of our debt investments offer the opportunity to participate in a borrower’s equity performance through warrant participation, direct equity ownership or otherwise, which we expect to result in revenue in the form of dividends and/or capital gain. Further, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. These fees will be recognized as they are earned.

Expenses

Our primary operating expenses include the payment of investment advisory fees to our investment adviser, Capitala Investment Advisors, LLC, our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement and other operating expenses as detailed below. Our investment advisory fee will compensate our investment adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. We will bear all other expenses of our operations and transactions, including (without limitation):

•	the cost of our organization;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of our shares and other securities;

•	interest payable on debt, if any, to finance our investments;

•	fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments and advisory fees;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	costs associated with our reporting and compliance obligations under the 1940 Act, the Exchange Act, other applicable federal and state securities laws and ongoing stock exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	costs of proxy statements, stockholders’ reports and other communications with stockholders;

•	fidelity bond, directors’ and officers’ liability insurance, errors and omissions liability insurance and other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs; and

•	all other expenses incurred by either our Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of any costs of compensation and related expenses of our chief compliance officer and our chief financial officer and any administrative support staff.

Critical Accounting Policies and Use of Estimates

In the preparation of our unaudited financial statements and related disclosures, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States (“U.S. GAAP”). Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements. While all of these policies are important to understanding our financial statements, certain accounting policies and estimates are considered critical due to their impact on the reported amounts of assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenues and expenses for the periods covered by such financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. We continuously evaluate our estimates, including those related to the matters described below. Because of the nature of the judgment and assumptions we make, actual results could differ material from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.

Valuation of Investments

The Company applies fair value accounting to all of its financial instruments in accordance with the 1940 Act and ASC Topic 820 - Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Fund has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 3.

In determining fair value, our board of directors uses various valuation approaches, and engages a third-party independent valuation firm, which provides positive assurance on the investments they review. In accordance with U.S. GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the board of directors. Unobservable inputs reflect the board of directors’ assumptions about the inputs market participants would use in pricing the asset or liability developed based upon the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 securities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a market for the securities existed. Accordingly, the degree of judgment exercised by the board of directors in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. We use prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

Valuation Techniques

Senior and Subordinated Secured Loans

The Fund’s portfolio primarily consists of private debt instruments (“Level 3 debt”). We consider our Level 3 debt to be performing loans if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Company’s board of directors considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings (if applicable), the financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the board of directors will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

This evaluation will be updated no less than quarterly for Level 3 debt instruments that are not performing, and more frequently for time periods where there are significant changes in the collateral or significant changes in the perceived performance of the underlying portfolio company. The collateral value will be analyzed on an ongoing basis using internal metrics, appraisals, third-party valuation agents and other data as may be acquired and analyzed by our management and board of directors.

Equity Investments in Private Companies

Our board of directors determines the fair value of its investments in private companies by incorporating valuations that consider the evaluation of financing and sale transactions with third-parties, expected cash flows and market-based information, including comparable transactions, and performance multiples, among other factors, and may use third-party valuation agents. Such non-public investments are included in Level 3 of the fair value hierarchy.

Warrants

Our board of directors will ascribe value to warrants based on fair value holdings that can include discounted cash flow analyses, option pricing models, comparable analyses and other techniques as deemed appropriate. Such warrants are included in Level 3 of the fair value hierarchy to the extent issued by non-public companies.

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest Income and Paid-in Kind Interest: Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. The company has loans in the portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at maturity, is recorded on the accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due.

Non-accrual income: Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status, and will generally cease recognizing interest income on that loan for financial reporting purposes, until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Non-accrual loans are returned to accrual status when all past due principal and interest are current and, in management’s judgment, are likely to remain current.

Gains and Losses on investment sales and paydowns: Realized gains and losses on investments are recognized using the specific identification method.

Dividend Income: Dividend income is recognized on the date dividends are declared.

Other Income: Origination, amendment, closing and/or commitment fees associated with investments in portfolio companies are recognized as income when the investment transaction closes. Prepayment penalties received by the Company for debt instruments repaid prior to maturity date are recorded as income upon receipt.

Portfolio and Investment Activity

As of September 30, 2013, our portfolio consisted of investments in 40 portfolio companies with a fair value of approximately $331.0 million.

During the three months ended September 30, 2013, we made approximately $34.2 million of investments in new or existing portfolio companies and had approximately $23.1 million in aggregate amount of exits and repayments resulting in net investments of approximately $11.1 million for the period. During the three months ended September 30, 2012, we made approximately $23.3 million of investments in new or existing portfolio companies and had approximately $3.3 million in aggregate amount of exits and repayments resulting in net investments of approximately $20.0 million for the period.

During the nine months ended September 30, 2013, we made approximately $75.8 million of investments in new or existing portfolio companies and had approximately $50.2 million in aggregate amount of exits and repayments resulting in net investments of approximately $25.6 million for the period. During the nine months ended September 30, 2012, we made approximately $45.0 million of investments in new or existing portfolio companies and had approximately $12.1 million in aggregate amount of exits and repayments resulting in net investments of approximately $32.9 million for the period.

As of September 30, 2013, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $6.7 million and $8.3 million, and $19.0 million and $29.0 million, respectively. As of September 30, 2013, the Company had approximately $133.5 million of cash and cash equivalents. As of December 31, 2012, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $6.0 million and $7.5 million, and $17.4 million and $29.9 million, respectively. As of December 31, 2012, the Company had $30.5 million of cash and cash equivalents

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of September 30, 2013 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$87,247	21.7%	$88,232	19.0%
Subordinated Debt	127,104	31.7	123,633	26.6
Equity and Warrants	53,951	13.4	119,112	25.6
Cash and Cash Equivalents	133,525	33.2	133,525	28.8

Total	$401,827	100.0%	$464,502	100.0%

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of December 31, 2012 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$72,728	28.2%	$73,638	23.4%
Subordinated Debt	109,030	42.2	101,659	32.3
Equity and Warrants	45,940	17.8	108,634	34.6
Cash and Cash Equivalents	30,467	11.8	30,467	9.7

Total	$258,165	100.0%	$314,398	100.0%

As of September 30, 2013, our income-bearing investment portfolio, which represented nearly 64.0% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 13.8% all bearing a fixed rate of interest. As of December 31, 2012, our income-bearing investment portfolio, which represented nearly 62% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 13.5% all bearing a fixed rate of interest.

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	September 30, 2013		December 31, 2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
QSR Franchisee	$28,970	8.8%	$29,950	10.5%
Professional Employer Organization	22,948	6.9	15,229	5.4
Industrial Equipment Rental	22,500	6.8	18,001	6.4
Sales & Marketing Services	20,898	6.3	7,008	2.5
Oil & Gas Services	19,646	5.9	6,240	2.2
Printing Services	15,572	4.7	8,185	2.9
Suntan Lotion Manufacturer	15,040	4.5	12,892	4.5
QSR Franchisor	14,904	4.5	15,112	5.3
Footwear Retail	11,445	3.5	7,131	2.5
Specialty Clothing	11,173	3.4	10,333	3.6
Culinary Products	10,194	3.1	8,769	3.1
Fuel Transportation Services	10,185	3.1	9,043	3.2
Retail IT & Security Solutions	10,000	3.0	—	—
Dentistry Services	9,334	2.8	7,984	2.8
Textile Equipment Manufacturer	9,301	2.8	8,433	3.0
Energy Services	8,566	2.6	7,287	2.6
Aerospace Parts Manufacturer	7,910	2.4	5,219	1.8
Conglomerate	7,551	2.3	8,565	3.0
Computer Supply Retail	7,549	2.3	—	—
Produce Distribution	6,881	2.1	6,722	2.4
Replacement Window Manufacturer	6,559	2.0	5,585	2.0
Medical Device Manufacturer	6,454	2.0	6,286	2.2
Western Wear Retail	5,071	1.5	19,928	7.0
Advertising & Marketing Services	5,070	1.5	18,453	6.5
Data Processing & Digital Marketing	5,061	1.5	637	0.2
Medical Device Distributor	4,328	1.3	3,561	1.3
Petroleum Equipment Supplier	3,481	1.0	2,681	0.9
Industrial Manufacturing	3,396	1.0	—	—
Automotive Chemicals & Lubricants	3,140	0.9	3,283	1.2
Metal Recycler	3,031	0.9	2,931	1.0
Specialty Defense Contractor	2,722	0.8	467	0.2
Online Travel Sales & Marketing	2,504	0.8	1,421	0.5
Industrial Boiler Manufacturer	2,447	0.7	2,660	0.9
Corporate Fulfillment	2,193	0.7	1,165	0.4
Building Supplies	1,969	0.6	972	0.3
Quick Lube Services	1,523	0.5	13,248	4.7
In-Home Healthcare Services	874	0.3	374	0.1
IT Hosting Services	587	0.2	372	0.1
Usenet Hosting Services	—	—	6,214	2.2
Textile Manufacturer	—	—	1,590	0.6

Total	$330,977	100.0%	$283,931	100.0%

All investments made by the Company as of September 30, 2013 and December 31, 2012 were made in portfolio companies located in the U.S. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value at September 30, 2013 and December 31, 2012 (dollars in thousands):

	At September 30, 2013		At December 31, 2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$225,255	68.0%	$202,429	71.3%
West	63,135	19.1	47,931	16.9
Northeast	22,097	6.7	18,419	6.5
Midwest	20,490	6.2	15,152	5.3

Total	$330,977	100.0%	$283,931	100.0%

The Investment Advisor regularly assesses the risk profile of each of our investments and rates each of them based on the following categories, which we refer to as the Investment Advisor’s investment credit rating:

Credit Rating	Definition

1	Investments that are performing above expectations.

2	Investments that are performing within expectations, with risks that are neutral or favorable compared to risks at the time of origination. All new loans are rated ‘2’.

3

Investments that are performing below expectations and that require closer monitoring, but where no loss of interest, dividend or principal is expected.

Companies rated ‘3’ may be out of compliance with financial covenants, however, loan payments are generally not past due.

Credit Rating	Definition

4

Investments that are performing below expectations and for which risk has increased materially since origination.

Some loss of interest or dividend is expected but no loss of principal.

In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 180 days past due).

5

Investments that are performing substantially below expectations and whose risks have increased substantially since origination.

Most or all of the debt covenants are out of compliance and payments are substantially delinquent.

Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2013 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$159,969	48.3%
2	124,046	37.5
3	33,517	10.1
4	13,445	4.1
5	—	—

Total	$330,977	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2012 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$172,598	60.8%
2	80,676	28.4
3	21,870	7.7
4	8,787	3.1
5	—	—

Total	$283,931	100.0%

The Company had non-accrual loans outstanding with a fair market value of $10.9 million and $5.1 million as of September 30, 2013 and December 31, 2012, respectively.

Results of Operations

Operating results for the three and nine months ended September 30, 2013 and 2012 are as follows (dollars in thousands):

	For the three months ended
	September 30, 2013	September 30, 2012
Total investment income	$8,801	$6,614
Total expenses, net	3,364	3,344

Net investment income	5,437	3,270
Net realized gains	1,871	196
Net unrealized gains (losses)	601	7,312

Net increase (decrease) in net assets resulting from operations	$7,909	$10,778

	For the nine months ended
	September 30, 2013	September 30, 2012
Total investment income	$23,288	$17,935
Total expenses, net	9,903	8,904

Net investment income	13,385	9,031
Net realized gains	2,235	528
Net unrealized gains (losses)	6,442	21,315

Net increase in net assets resulting from operations	$22,062	$30,874

Investment income

The composition of our investment income for the three and nine months ended September 30, 2013 and 2012 was as follows (dollars in thousands):

	For the three months ended
	September 30, 2013	September 30, 2012
Loan interest, fee and dividend income	$8,103	$6,156
Payment-in-kind interest income	422	425
Interest from cash and cash equivalents	66	33
Income from pass-through entities	210	—

Total Investment Income	$8,801	$6,614

	For the nine months ended
	September 30, 2013	September 30, 2012
Loan interest, fee and dividend income	$20,484	$16,538
Payment-in-kind interest income	1,092	1,114
Interest from cash and cash equivalents	141	112
Income from pass-through entities	1,571	171

Total Investment Income	$23,288	$17,935

Operating expenses

The composition of our expenses for the three and nine months ended September 30, 2013 and 2012 was as follows (dollars in thousands):

	For the three months ended
	September 30, 2013	September 30, 2012
Interest expense	$2,237	$2,029
Management fees	980	1,314
Other Expenses	147	1

Total expenses	$3,364	$3,344

	For the nine months ended
	September 30, 2013	September 30, 2012
Interest expense	$6,527	$5,794
Management fees	2,994	2,992
Other Expenses	382	118

Total expenses	$9,903	$8,904

Net realized gains/losses on sales of investments

During the three and nine months ended September 30, 2013, we recognized $1.9 million and $2.2 million of net realized gains on our portfolio investments, respectively. During the three and nine months ended September 30, 2012, we recognized $0.2 million and $0.5 million of net realized gains, respectively, on portfolio investments.

Net unrealized appreciation/depreciation on investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three and nine months ended September 30, 2013, we had $0.6 million and $6.4 million of unrealized appreciation, respectively, on portfolio investments. For the three and nine months ended September 30, 2012, we had $7.3 million and $21.3 million of unrealized appreciation, respectively, on portfolio investments.

Changes in net assets resulting from operations

For the three and nine months ended September 30, 2013, we recorded a net increase in net assets resulting from operations of $7.9 million and $22.1 million, respectively. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2013 our per share net increase in net assets resulting from operations was $0.61 and $1.70, respectively. For the three and nine months ended September 30, 2012, we recorded a net increase in net assets resulting from operations of $10.8 million and $30.9 million, respectively.

Financial Condition, Liquidity and Capital Resources

In addition to the $76.0 million of net proceeds from our initial public offering, we intend to continue to generate cash from future offerings of securities and cash flows from operations, including earnings on investments in our portfolio and future investments, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. In addition to our existing SBA-guaranteed debentures, we may, if permitted by regulation, seek to issue additional SBA-guaranteed debentures as well as other forms of leverage and borrow funds to make investments, including before we have fully invested the proceeds of this offering.

As of September 30, 2013, we had $133.5 million in cash and cash equivalents, and our net assets totaled $269.7 million. We believe that our current cash and cash equivalents on hand, and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months.

Contractual obligations

We have entered into two contracts under which we have material future commitments, the Investment Advisory Agreement, pursuant to which the Investment Advisor serves as our investment adviser, and the Administration Agreement, pursuant to which our Administrator agrees to furnish us with certain administrative services necessary to conduct our day-to-day operations. Payments under the Investment Advisory Agreement in future periods will be equal to: (1) a percentage of the value of our gross assets; and (2) an incentive fee based on our performance. Payments under the Administration Agreement will occur on an ongoing basis as expenses are incurred on our behalf by our Administrator.

The Investment Advisory Agreement and the Administration Agreement are each terminable by either party without penalty upon 60 days’ written notice to the other. If either of these agreements is terminated, the costs we incur under new agreements may increase. In addition, we will likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under both our Investment Advisory Agreement and our Administration Agreement. Any new Investment Advisory Agreement would also be subject to approval by our stockholders.

A summary of the Company’s significant contractual payment obligations as of September 30, 2013 is as follows (dollars in thousands):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
SBA-Guaranteed Debentures	$10,000	$21,500	$—	$170,700	$202,200

Total Contractual Obligations	$10,000	$21,500	$—	$170,700	$202,200

Distributions

In order to qualify as a RIC and to avoid U.S. federal corporate level income tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. To the extent that we have income available, we intend to make quarterly distributions to our stockholders for the first four full quarters subsequent to our IPO and then make monthly distributions thereafter. Our monthly stockholder distributions, if any, will be determined by our Board of Directors on a quarterly basis. Any distribution to our stockholders will be declared out of assets legally available for distribution.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including the possible loss of our qualification as a RIC. We cannot assure stockholders that they will receive any distributions.

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying any stockholder distribution carefully and should not assume that the source of any distribution is our ordinary income or capital gains.

We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock unless a stockholder specifically “opts out” of our dividend reinvestment plan. If a stockholder opts out, that stockholder will receive cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes.

Related Parties

We have entered into the Investment Advisory Agreement with the Investment Advisor. Mr. Alala, our chief executive officer, president and chairman of our Board of Directors, is the managing partner and chief investment officer of Capitala Investment Advisors, and Mr. Broyhill, a member of our Board of Directors, has an indirect controlling interest in the Investment Advisor.

In addition, the Investment Advisor’s investment team also manages Fund IV, a private investment limited partnership providing financing solutions to smaller and lower middle-market companies that had its first closing in March 2013 and obtained SBA approval for its SBIC license in April 2013. In addition to Fund IV, affiliates of the Investment Advisor manage several affiliated funds whereby institutional limited partners in Fund I, Fund II, Fund III, Florida Sidecar and Fund III Parent, have had the opportunity to co-invest with the Legacy Funds in portfolio investments. The Investment Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. The Investment Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Advisor or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Advisor’s allocation procedures. We do not expect to make co-investments, or otherwise compete for investment opportunities, with Fund IV because its focus and investment strategy differ from our own.

We have entered into a license agreement with the Investment Advisor, pursuant to which the Investment Advisor has agreed to grant us a non-exclusive, royalty-free license to use the name “Capitala.”

We have entered into the Administration Agreement with our Administrator. Pursuant to the terms of the Administration Agreement, our Administrator provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Alala, our chief executive officer, president and chairman of our Board of Directors, is the chief executive officer, president and a director of our Administrator, and Mr. Broyhill, a member of our Board of Directors, is the trustee of a trust that has a controlling interest in our Administrator.

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

On October 28, 2013, the Company invested $6.0 million in Crowley Holdings Inc. in Series A Preferred Equity, secured by underlying subordinated debt, earning 10% cash and 2% PIK.

On October 28, 2013, the Company invested $2.06 million in Source Capital SSCR, LLC in subordinated debt, earning 14% cash and 5% PIK.

On November 1, 2013, the Company invested $11.1 million in TCE Holding Company, with $9.6 million in subordinated debt, earning 12% cash and 2% PIK, and $1.5 million in common stock.

On November 11, 2013, the Company’s Board of Directors declared a quarterly dividend of $0.47 per share payable on December 30, 2013 to holders of record as of December 10, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will not be affected by changes in various interest rates, including LIBOR, as assets and liabilities are fixed as of September 30, 2013. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three and nine months ended September 30, 2013, we did not engage in hedging activities.

Assuming that the statement of assets and liabilities as of September 30, 2013 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, there would be no impact to interest income, interest income, or net investment income as the result of changes in variable interest rates.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2013 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None of us, our Investment Advisor or Administrator or any of the Legacy Funds, is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against our Investment Advisor or Administrator. From time to time, we, our Investment Advisor or Administrator, or any of the Legacy Funds may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

Before you invest in our common stock, you should be aware of various risks, including those described below. The risks set out below are not the only risks we face. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

We have limited operating history as a BDC.

Capitala Finance was formed in February 2013 and has only operated as a BDC since September 2013. As a result, we are subject to many of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. As a BDC, we are subject to the regulatory requirements of the SEC, in addition to the specific regulatory requirements applicable to BDCs under the 1940 Act and RICs under the Code. Our management and that of our investment adviser, Capitala Investment Advisors, did not have any prior experience operating under this regulatory framework, and we may still incur substantial additional costs, and expend significant time or other resources, to do so. From time to time, Capitala Investment Advisors may pursue investment opportunities, like equity investments, in which it has more limited experience. We may also be unable to replicate the historical performance of prior investment funds managed by our management team. In addition, we may be unable to generate sufficient revenue from our operations to make or sustain distributions to our stockholders.

Our investment portfolio is recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, its estimate of fair value and, as a result, there may be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our estimate of fair value. Typically, there will not be a public market for the securities of the privately held companies in which invest. As a result, we value these securities quarterly at fair value based on input from management, a third-party independent valuation firm and our audit committee, and with the oversight, review and approval of our Board of Directors.

The determination of fair value and consequently, the amount of unrealized gains and losses in our portfolio, are to a certain degree, subjective and dependent on a valuation process approved by our Board of Directors. Certain factors that may be considered in determining the fair value of our investments include external events, such as private mergers, sales and acquisitions involving comparable companies. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. Our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of our investments would receive a lower price for their shares than the value of our investments might warrant.

Our financial condition and results of operations depend on our ability to effectively manage and deploy capital.

Our ability to achieve our investment objective depends on our ability to effectively manage and deploy capital, which depends, in turn, on our investment adviser’s ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria.

Accomplishing our investment objective on a cost-effective basis is largely a function of our investment adviser’s handling of the investment process, its ability to provide competent, attentive and efficient services and our access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments, our investment adviser’s investment team may also be called upon, from time to time, to provide managerial assistance to some of our portfolio companies as well as other funds that they manage. These demands on their time may distract them or slow our rate of investment. See also “—There are significant potential conflicts of interest that could negatively affect our investment returns.”

Even if we are able to grow and build upon our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described in this prospectus, it could negatively impact our ability to make distributions.

We depend upon Capitala Investment Advisors’ key personnel for our future success.

We depend on the diligence, skill and network of business contacts of Joseph B. Alala, III, Hunt Broyhill and John F. McGlinn, who serve as the members of the investment committee of Capitala Investment Advisors and lead Capitala Investment Advisors’ investment team. Our success depends on the continued service of these individuals and the other senior investment professionals available to Capitala Investment Advisors. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead Messrs. Alala, Broyhill or McGlinn or any other such individual to terminate his relationship with us. Such a termination could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that Capitala Investment Advisors will continue indefinitely as our investment adviser.

The members of Capitala Investment Advisors’ investment team are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. Mr. Alala dedicates a significant portion of his time to the activities of Capitala Finance; however, he may become engaged in other business activities that could divert his time and attention in the future.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

We compete for investments with other BDCs with similar investment strategies, private equity funds with similar investment strategies, venture lending funds, finance companies with venture lending units and banks focused on venture lending. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we have. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments than we have. These characteristics might allow our competitors to consider a wider variety of investments, establish more relationships or offer better pricing and more flexible structuring than we are able to offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. We believe a significant part of our competitive advantage stems from the fact that the market for investments in smaller and lower middle-market companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or will not be subject to, the regulatory restrictions that the 1940 Act impose on us as a BDC.

Any inability of our investment adviser to maintain or develop strong referral relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon our investment adviser to maintain its relationships with venture capital and private equity firms, placement agents, investment banks, management groups and other financial institutions, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our investment adviser fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom our investment adviser has relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.

Our success depends on the ability of Capitala Investment Advisors to attract and retain qualified personnel in a competitive environment.

Our growth requires that Capitala Investment Advisors retain and attract new investment and administrative personnel in a competitive market. Its ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, its ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities with which it competes for experienced personnel, including investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies, have greater resources than it will have.

There are significant potential conflicts of interest that could negatively affect our investment returns.

The members of Capitala Investment Advisors’ investment team also monitor and service other affiliated investment funds. In addition, our executive officers and directors, as well as the current and future members of our investment adviser’s investment team may serve as officers, directors or principals of other entities that operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders. However, Capitala Investment Advisors’ investment team does not intend to sponsor or manage another BDC with an investment strategy that is substantially similar to our investment strategy.

In the course of our investing activities, we pay management and incentive fees to Capitala Investment Advisors and reimburse Capitala Investment Advisors for certain expenses it incurs. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of Capitala Investment Advisors will have interests that differ from those of our stockholders, giving rise to a conflict. Capitala Investment Advisors will not be reimbursed for any performance-related compensation for its employees. We have entered into a royalty-free license agreement with our investment adviser, pursuant to which Capitala Investment Advisors grants us a non-exclusive royalty-free license to use the name “Capitala.” Under the license agreement, we have the right to use the “Capitala” name for so long as Capitala Investment Advisors or one of its affiliates remains our investment adviser. In addition, we pay our administrator our allocable portion of overhead and other expenses incurred by our administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of our chief financial officer and any administrative support staff. These arrangements create conflicts of interest that our Board of Directors must monitor.

If our investment adviser forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance and our allocation procedures.

In the ordinary course of business, we may enter into transactions with portfolio companies that may be considered related party transactions. In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, we have implemented certain written policies and procedures whereby our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment and us, companies controlled by us or our executive officers and directors. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the 1940 Act or, if such concerns exist, we have taken appropriate actions to seek review and approval by our Board of Directors or exemptive relief for such transaction. Our Board of Directors will review these procedures on an annual basis.

The investment committee and other investment professionals of Capitala Investment Advisors may, from time to time, possess material non-public information about or related to our portfolio companies, limiting our investment discretion.

Members of our investment adviser’s investment committee and other investment professionals of Capitala Investment Advisors may serve as directors of, or in a similar capacity with, portfolio companies in which we invest. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

The involvement of our interested directors in the valuation process may create conflicts of interest.

We make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market-based price quotation is available. As a result, our Board of Directors determines the fair value of these loans and securities in good faith as described above in the section titled “Valuation of Investments” in Note 2 to the Consolidated Financial Statements. In connection with that determination, investment professionals from Capitala Investment Advisors may provide our Board of Directors with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for certain portfolio investments is reviewed by an independent valuation firm quarterly, the ultimate determination of fair value is made by our Board of Directors, including our interested directors, and not by such third-party valuation firm. In addition, Messrs. Alala and Broyhill, interested members of our Board of Directors, have pecuniary interests in Capitala Investment Advisors. The participation of Capitala Investment Advisors’ investment professionals in our valuation process, and the pecuniary interests in Capitala Investment Advisors by Messrs. Alala and Broyhill, could result in conflicts of interest as Capitala Investment Advisors’ management fee is based, in part, on the value of our gross assets, and our incentive fees will be based, in part, on realized gains and realized and unrealized losses.

Because the Formation Transactions were consummated prior to the filing of our election to be regulated as a BDC under the 1940 Act, the protections and rights afforded to investors under the 1940 Act may not apply with respect to such transactions.

We completed the Formation Transactions prior to the filing of our election to be regulated as a BDC under the 1940 Act. As a result, the protections and rights afforded to investors under the 1940 Act may not apply with respect to such transactions. In particular, we are generally prohibited from purchasing securities or other assets from an affiliate absent exemptive relief. As a result, the Formation Transactions and the parties from which we acquired our portfolio would likely differ substantially to the extent we were subject to the requirements and restrictions of the 1940 Act at the time we completed the Formation Transactions.

The Investment Advisory Agreement with Capitala Investment Advisors and the Administration Agreement with our administrator were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third-party.

The Investment Advisory Agreement and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to Capitala Investment Advisors and our administrator, may not be as favorable to us as if they had been negotiated with an unaffiliated third-party.

Our incentive fee structure may induce Capitala Investment Advisors to pursue speculative investments, and to use leverage when it may be unwise to do so.

The incentive fee payable by us to Capitala Investment Advisors may create an incentive for Capitala Investment Advisors to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to our investment adviser is calculated based on a percentage of our return on invested capital. This may encourage our investment adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, our investment adviser receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, the investment adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income-producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

Although we do not anticipate doing so during at least our first 12 months of operations, we may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, will bear our ratable share of any such investment company’s expenses, including management and performance fees. We also remain obligated to pay management and incentive fees to our investment adviser with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our stockholders will bear his or her share of the management and our investment adviser’s incentive fee as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.

Capitala Investment Advisors’ liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify Capitala Investment Advisors against certain liabilities, which may lead Capitala Investment Advisors to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Investment Advisory Agreement, Capitala Investment Advisors has not assumed any responsibility to us other than to render the services called for under that agreement. It is not responsible for any action of our Board of Directors in following or declining to follow Capitala Investment Advisors’ advice or recommendations. Under the Investment Advisory Agreement, Capitala Investment Advisors, its officers, members and personnel, and any person controlling or controlled by Capitala Investment Advisors is not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that Capitala Investment Advisors owes to us under the Investment Advisory Agreement. In addition, as part of the Investment Advisory Agreement, we have agreed to indemnify Capitala Investment Advisors and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead Capitala Investment Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.

A general increase in interest rates will likely have the effect of making it easier for our investment adviser to receive incentive fees, without necessarily resulting in an increase in our net earnings.

Under the structure of our Investment Advisory Agreement with our investment adviser, any general increase in interest rates will likely have the effect of making it easier for our investment adviser to meet the quarterly hurdle rate for payment of income incentive fees under the Investment Advisory Agreement without any additional increase in relative performance on the part of our investment adviser. In addition, in view of the catch-up provision applicable to income incentive fees under the Investment Advisory Agreement, our investment adviser could potentially receive a significant portion of the increase in our investment income attributable to such a general increase in interest rates. If that were to occur, our increase in net earnings, if any, would likely be significantly smaller than the relative increase in our investment adviser’s income incentive fee resulting from such a general increase in interest rates.

PIK interest payments we receive will increase our assets under management and, as a result, will increase the amount of base management fees and incentive fees payable by us to Capitala Investment Advisors.

Certain of our debt investments contain provisions providing for the payment of contractual PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the base management fee that we pay to Capitala Investment Advisors is based on the value of our gross assets, the receipt by us of PIK interest will result in an increase in the amount of the base management fee payable by us. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by us to Capitala Investment Advisors.

Our investment adviser has the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within such time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our investment adviser has the right, under the Investment Advisory Agreement, to resign at any time on 60 days’ written notice, whether we have found a replacement or not. If our investment adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

Our investment adviser may not be able to achieve the same or similar returns as those achieved by our investment adviser’s investment team while they were employed at prior positions.

Although in the past Mr. Alala and other members of our investment adviser’s investment team have held senior positions at a number of investment firms, including the Legacy Funds, their track record and achievements are not necessarily indicative of future results that will be achieved by our investment adviser. We cannot assure you that we will be able to achieve the results realized by prior vehicles managed by our investment adviser’s investment team, including the Legacy Funds.

Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.

We have elected to be treated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their gross assets in specified types of securities, primarily in private companies or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility and could significantly increase our costs of doing business.

Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. As of September 30, 2013, we have approximately $202.2 million of outstanding debentures guaranteed by the SBA. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

We generally may not issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board of Directors determines that such sale is in our best interests and in the best interests of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.

We may borrow additional money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us, and the calculation of our base management fee, which is based upon our gross assets, may have the effect of encouraging our investment adviser to utilize leverage when it may not be advisable to do so.

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. In addition to the existing SBA-guaranteed debentures, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not been leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distributions on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser will be payable based on our gross assets, including those assets acquired through the use of leverage, our investment adviser will have a financial incentive to incur leverage that may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to our investment adviser.

It is also likely that any credit facility into which we may enter would impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

To the extent we borrow money to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

To the extent we borrow money to finance our investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we borrow money to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Our investment adviser does not have significant experience with utilizing these techniques and did not implement these techniques to any significant extent with our portfolio. If we do not implement these techniques properly, we could experience losses on our hedging positions, which could be material.

A disruption in the capital markets and the credit markets could impair our ability to raise capital and negatively affect our business.

As a BDC, we have to maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities.

Since the middle of 2007, the capital markets and the credit markets have experienced periods of extreme volatility and disruption and, accordingly, there has been and may continue to be uncertainty in the financial markets in general. Continuing U.S. debt ceiling and budget deficit concerns, including automatic spending cuts stemming from sequestration, together with deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations. Any further disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act. Any such failure would affect our ability to issue senior securities, including borrowings, and pay dividends, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to consummate new borrowing facilities to provide capital for normal operations, including new originations. In recent years, reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers.

We have fully drawn on our SBA-guaranteed debentures and, absent changes to legislation or regulation, may not make borrowings in excess of their aggregate $202.2 million of SBA-guaranteed debentures outstanding as of September 30, 2013. If we are unable to secure additional debt financing on commercially reasonable terms, our liquidity could be reduced significantly. If we are unable to repay amounts outstanding under any debt facilities we may obtain and are declared in default or are unable to renew or refinance these facilities, we may not be able to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, another economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

You should also be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to our investment adviser with respect to our pre-incentive fee net investment income.

We may experience fluctuations in our quarterly and annual results.

We may experience fluctuations in our quarterly and annual operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, any sales, dispositions or liquidity events of our portfolio companies, the interest rate payable on the debt securities we acquire, the level of portfolio dividend and fee income, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. Given that the portfolio is concentrated, distributions, dispositions or liquidity events affecting a portfolio company in which we own a significant position may adversely affect our net asset value and results of operations. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our Board of Directors has the authority to modify or waive our investment objective, operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to make distributions and cause you to lose all or part of your investment.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

Although we intend to elect to be treated as a RIC commencing with our tax year ending December 31, 2013, no assurance can be given that we will be able to qualify for and maintain our qualification as a RIC. To obtain and maintain our qualification as a RIC, we must meet the following source-of-asset diversification, and distribution requirements.

The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses. The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses, if any. Because we may use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act, as well as future financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify as a RIC.

If we fail to qualify for RIC tax treatment for any reason and remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may not be able to pay you distributions, our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to pay distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future. In the event we liquidate or dispose of a significant equity position in our portfolio, we may distribute a special dividend relating to the realized capital gains from such investment in order to minimize to the greatest extent possible our federal income or excise tax liability.

When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital, which is a return of a portion of a shareholder’s original investment in our common stock, to the extent of an investor’s basis in our stock and, assuming that an investor holds our stock as a capital asset, thereafter as a capital gain. Generally, a non-taxable return of capital will reduce an investor’s basis in our stock for federal tax purposes, which will result in higher tax liability when the stock is sold.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we include in our taxable income certain amounts that we have not yet received in cash, such as PIK interest or original issue discount, which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances. Such original issue discount or increases in loan balances as a result of contractual PIK arrangements are included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income certain other amounts that we will not receive in cash.

Since, in certain cases, we may recognize taxable income before or without receiving corresponding cash payments, we may have difficulty meeting the annual distribution requirement necessary to maintain our qualification as a RIC. Accordingly, to satisfy our RIC distribution requirements, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus become subject to corporate-level income tax.

Our investment adviser is not obligated to reimburse us for any part of the incentive fee it receives that is based on accrued income that we never receive.

Part of the incentive fee payable by us to our investment adviser that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Our investment adviser will not be under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never receive as a result of a default by an entity on the obligation that resulted in the accrual of such income.

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in part in our stock. In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service (“IRS”), a RIC may treat a distribution of its own stock as fulfilling the RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We are required to disclose changes made in our internal control and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We could be an “emerging growth company” for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. As a public company, may incur significant additional expenses in the near term, which may negatively impact our financial performance and our ability to make distributions to our stockholders. This process also will result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of any evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, the market price of our common stock may be adversely affected.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” under the JOBS Act and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Pending legislation may allow us to incur additional leverage.

Under the 1940 Act, a BDC generally will not be permitted to incur indebtedness unless immediately after such borrowing the BDC has an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of total assets). Legislation introduced in the U.S. House of Representatives in 2012, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the percentage from 200% to 150%. In addition, recent legislation introduced in the U.S. Senate would modify SBA regulations in a manner that may permit us to incur additional SBA guaranteed-indebtness. As a result, we may be able to incur additional indebtedness in the future, and therefore your risk of an investment in us may increase.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies will be subject to applicable local, state and federal laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in our investment focus shifting from the areas of expertise of our investment adviser’s investment team to other types of investments in which the investment team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. In addition, any change to the SBA’s current Debenture SBIC program could have a significant impact on our ability to obtain lower-cost financing and, therefore, our competitive advantage over other finance companies.

Two of our wholly owned subsidiaries are licensed by the U.S. Small Business Administration, and as a result, we are subject to SBA regulations.

Fund II and Fund III, which became our wholly owned subsidiaries after the completion of the Formation Transactions, are licensed to act as SBICs and are regulated by the SBA. As of September 30, 2013, Fund II and Fund III portfolio companies accounted for most of our aggregate portfolio. The SBIC licenses allow our SBIC subsidiaries to borrow funds by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. The SBA regulations require, among other things, that a licensed SBIC be examined periodically and audited by an independent auditor to determine the SBIC’s compliance with the relevant SBA regulations.

Under current SBA regulations, a licensed SBIC may provide capital to those entities that have a tangible net worth not exceeding $18.0 million and an average annual net income after federal income taxes not exceeding $6.0 million for the two most recent fiscal years. In addition, a licensed SBIC must devote 25.0% of its investment activity to those entities that have a tangible net worth not exceeding $6.0 million and an average annual net income after federal income taxes not exceeding $2.0 million for the two most recent fiscal years. The SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on factors such as the number of employees and gross sales. The SBA regulations permit licensed SBICs to make long term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBA requirements may cause a Legacy Fund to forego attractive investment opportunities that are not permitted under SBA regulations.

The SBA also prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If Fund II or Fund III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit such Fund’s use of debentures, declare outstanding debentures immediately due and payable, and/ or limit such Fund from making new investments. Such actions by the SBA would, in turn, negatively affect us because Fund II and Fund III are our wholly owned subsidiaries. Each of Fund II and Fund III was in compliance with the terms of the SBA’s leverage requirements as of September 30, 2013 as a result of having sufficient capital as defined under the SBA regulations.

Our wholly owned SBIC subsidiaries may be unable to make distributions to us that will enable us to meet or maintain RIC status, which could result in the imposition of a corporate-level tax.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we will be required to distribute substantially all of our net ordinary income and net capital gain income, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiaries. We will be partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the SBA and SBA regulations from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiaries to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver and if our SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of a corporate-level tax on us.

Our business is subject to increasingly complex corporate governance, public disclosure and accounting requirements that are costly and could adversely affect our business and financial results.

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC. Also, we are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ Global Select Market, have issued a significant number of new and increasingly complex requirements and regulations over the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. For example, on July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Our efforts to comply with these requirements may result in an increase in expenses and a diversion of management’s time from other business activities.

We intend to file an application with the SEC requesting exemptive relief from certain provisions of the 1940 Act and the Exchange Act.

We intend to file an application with the SEC requesting an SEC order exempting us, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Exchange Act with respect to Fund II and Fund III, which are co-registrants with us. While the SEC has granted exemptive relief in substantially similar circumstances in the past, no assurance can be given that an exemptive order will be granted. Delays and costs involved in obtaining necessary approvals may make certain transactions impracticable or impossible to consummate, and there is no assurance that the application for exemptive relief will be granted by the SEC.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

Our business is highly dependent on the communications and information systems of Capitala Investment Advisors. Certain of these systems are provided to Capitala Investment Advisors by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

Terrorist attacks, acts of war or natural disasters may affect the market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

Risks Related to Our Investments

Our investments are very risky and highly speculative.

We invest primarily in senior secured term loans, mezzanine debt and select equity investments issued by leveraged companies.

Senior Secured Loans. There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Mezzanine Loans. Our mezzanine debt investments are generally subordinated to senior loans and may be unsecured. As such, other creditors may rank senior to us in the event of an insolvency, which could likely in many cases result in a substantial or complete loss on such investment in the case of such insolvency. This may result in an above average amount of risk and loss of principal.

Equity Investments. When we invest in senior secured loans or mezzanine loans, we may acquire equity securities as well. In addition, we may invest directly in the equity securities of portfolio companies. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. The portfolio currently has several significant equity positions. Distributions, dispositions, or liquidity events of these investments may affect our results of operations and cause us to have to pay a special dividend relating to the realized gains from such investment in order to minimize to the greatest extent possible our federal income or excise tax liability.

In addition, investing in smaller and lower middle-market companies involves a number of significant risks, including:

•	these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•	they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity; and

•	our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

An investment strategy focused primarily on smaller privately held companies involves a high degree of risk and presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a  few key portfolio company personnel and a greater vulnerability to economic downturns.

Our portfolio consists primarily of debt and equity investments in smaller privately owned venture capital- backed companies. Investing in venture capital-backed companies involves a number of significant risks. Typically, the debt in which we will invest is not initially rated by any rating agency; however, we believe that if such investments were rated, they would be rated below investment grade. Below investment grade securities, which are often referred to as “high yield” or “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Compared to larger publicly owned companies, these venture capital-backed companies may be in a weaker financial position and experience wider variations in their operating results, which may make them more vulnerable to economic downturns. Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors. Our portfolio companies often face intense competition from larger companies with greater financial, technical and marketing resources and their success typically depends on the managerial talents and efforts of an individual or a small group of persons. Therefore, any loss of its key employees could affect a portfolio company’s ability to compete effectively and harm its financial condition. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay its obligations to us, which may have an adverse effect on the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral.

Generally, little public information exists about these companies, and we are required to rely on the ability of our investment adviser’s investment team to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

Many of our loans are not fully amortizing and if a borrower cannot repay or refinance such loans at maturity, our results will suffer.

Most of the loans in which we invest are not structured to fully amortize during their lifetime. Accordingly, a significant portion of the principal amount of such a loan may be due at maturity. As of September 30, 2013, all debt instruments in our portfolio, on a fair value basis, will not fully amortize prior to maturity. In order to create liquidity to pay the final principal payment, borrowers typically must raise additional capital. If they are unable to raise sufficient funds to repay us or we have not elected to enter into a new loan agreement providing for an extended maturity, the loan will go into default, which will require us to foreclose on the borrower’s assets, even if the loan was otherwise performing prior to maturity. This will deprive Capitala Finance from immediately obtaining full recovery on the loan and prevent or delay the reinvestment of the loan proceeds in other, more profitable investments.

Our investments in leveraged portfolio companies may be risky, and you could lose all or part of your investment.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or in some cases senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have sufficient remaining assets to repay its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain loans that we make are secured by a second priority security interest in the same collateral pledged by a portfolio company to secure senior debt owed by the portfolio company to commercial banks or other traditional lenders. Often the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt without the senior lender’s consent. Prior to and as a condition of permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, the senior lender may require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many such cases, the senior lender requires us to enter into an “intercreditor agreement” prior to permitting the portfolio company to borrow from us. Typically the intercreditor agreements we are requested to execute expressly subordinate our debt instruments to those held by the senior lender and further provide that the senior lender shall control: (i) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral; (ii) the nature, timing and conduct of foreclosure or other collection proceedings; (iii) the amendment of any collateral document; (iv) the release of the security interests in respect of any collateral; and (v) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under intercreditor agreements we may enter, we may be unable to realize the proceeds of any collateral securing some of our loans.

If we make subordinated investments, the obligors or the portfolio companies may not generate sufficient cash flow to service their debt obligations to us.

We have made, and may make, subordinated investments that rank below other obligations of the obligor in right of payment. Subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or economic conditions in general. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.

The disposition of our investments may result in contingent liabilities.

Substantially all of our investments involve loans and private securities. In connection with the disposition of an investment in loans and private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we may have structured most of our investments as secured loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business. Such risk of equitable subordination may be potentially heightened with respect to various portfolio investments that we may be deemed to control. See also “—Because we expect that we will not hold controlling equity interests in most of our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.”

Economic recessions could impair our portfolio companies and harm our operating results.

Certain of our portfolio companies may be susceptible to an economic downturn and may be unable to repay our loans during this period. Therefore, assets may become non-performing and the value of our portfolio may decrease during this period. The adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. A recession could lead to financial losses in our portfolio and a decrease in our revenues, net income and the value of our assets.

The lack of liquidity in our investments may adversely affect our business.

We generally invest in companies whose securities are not publicly traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. There is no established trading market for the securities in which we invest. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. Further, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to: (i) increase or maintain in whole or in part our equity ownership percentage; (ii) exercise warrants, options or convertible securities that were acquired in the original or a subsequent financing; or (iii) attempt to preserve or enhance the value of our investment. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We will have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we do not want to increase our concentration of risk, we prefer other opportunities, we are subject to BDC requirements that would prevent such follow-on investments, or the follow- on investment would affect our qualification as a RIC. For example, we may be prohibited under the 1940 Act from making follow-on investments in our portfolio companies that we may be deemed to “control” or in which affiliates of investment adviser are also invested.

Our ability to enter into new transactions with our affiliates, and to restructure or exit our investments in portfolio companies that we are deemed to “control” under the 1940 Act, will be restricted by the 1940 Act, which may limit the scope of investment opportunities available to us.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our independent directors. The 1940 Act also prohibits certain ‘‘joint’’ transactions with certain of our affiliates, which could include concurrent investments in the same company, without prior approval of our independent directors and, in some cases, the SEC. We are prohibited from buying or selling any security from or to any person that controls us or who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any company that is advised or managed by our investment adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

In the future, we may co-invest with investment funds, accounts and vehicles managed by our investment adviser or its affiliates when doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally will only be permitted to co-invest with such investment funds, accounts and vehicles where the only term that is negotiated is price. However, we and our investment adviser may in the future file an exemptive application with the SEC to permit greater flexibility to negotiate the terms of co-investments with investment funds, accounts and investment vehicles managed by our investment adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. If we file this exemptive application, there can be no assurance that we will receive exemptive relief from the SEC to permit us to co-invest with investment funds, accounts and investment vehicles managed by our investment adviser or its affiliates where terms other than price are negotiated.

In addition, within our portfolio there are investments that may be deemed to be “controlled” investment under the 1940 Act. To the extent that our investments in such portfolio companies need to be restructured or that we choose to exit these investments in the future, our ability to do so may be limited if such restructuring or exit also involves the affiliates of our investment adviser because such a transaction could be considered a joint transaction prohibited by the 1940 Act in the absence of our receipt of relief from the SEC in connection with such transaction. For example, if an affiliate of our investment adviser were required to approve a restructuring of an investment in the portfolio and the affiliate of our investment adviser was deemed to be our affiliate, such a restructuring transaction may constitute a prohibited joint transaction under the 1940 Act.

Our portfolio may lack diversification among portfolio companies, which may subject us to a risk of significant loss if one or more of these companies defaults on its obligations under any of its debt instruments.

Our portfolio may be concentrated in a limited number of portfolio companies. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments may be concentrated in relatively few companies. As our portfolio is less diversified than the portfolios of some larger funds, we are more susceptible to failure if a single loan fails. The disposition or liquidity of a significant investment may also adversely impact our net asset value and our results of operations. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification. To the extent that we assume large positions in the securities of a small number of issuers or our investments are concentrated in relatively few industries, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

Our portfolio may be concentrated in a limited number of industries, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.

Our portfolio may be concentrated in a limited number of industries. A downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Because we will not hold controlling equity interests in most of our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We currently hold controlling equity positions in eight portfolio companies. Although we may do so in the future, we expect that we will not hold controlling equity positions in most of our portfolio companies. If we do not hold a controlling equity position in a portfolio company, we are subject to the risk that the portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of the portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. Any extension or restructuring of our loans could adversely affect our cash flows. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of other creditors. If any of these occur, it could materially and adversely affect our operating results and cash flows.

If our portfolio companies are unable to protect their proprietary, technological and other intellectual property rights, our business and prospects could be harmed, and if portfolio companies are required to devote significant resources to protecting their intellectual property rights, the value of our investment could be reduced.

Our future success and competitive position will depend in part upon the ability of our portfolio companies to obtain, maintain and protect proprietary technology used in their products and services. The intellectual property held by our portfolio companies often represents a substantial portion of the collateral securing our investments and/or constitutes a significant portion of the portfolio companies’ value that may be available in a downside scenario to repay our loans. Our portfolio companies will rely, in part, on patent, trade secret and trademark law to protect that technology, but competitors may misappropriate their intellectual property, and disputes as to ownership of intellectual property may arise. Portfolio companies may, from time to time, be required to institute litigation to enforce their patents, copyrights or other intellectual property rights, protect their trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources. Similarly, if a portfolio company is found to infringe or misappropriate a third-party’s patent or other proprietary rights, it could be required to pay damages to the third-party, alter its products or processes, obtain a license from the third-party and/or cease activities utilizing the proprietary rights, including making or selling products utilizing the proprietary rights. Any of the foregoing events could negatively affect both the portfolio company’s ability to service our debt investment and the value of any related debt and equity securities that we own, as well as any collateral securing our investment.

Any unrealized losses we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized losses in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments or repay any revolving credit facility, depending on expected future investment in new portfolio companies. Temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

We may not realize gains from our equity investments.

Certain investments that we may make include warrants or other equity securities. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, we may from time to time make non-control, equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We will often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

We may expose ourselves to risks if we engage in hedging transactions.

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

Our Board of Directors will be authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Under Maryland General Corporation Law and our charter, our Board of Directors will be authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to issuance of shares of each class or series, our Board of Directors will be required by Maryland law and our charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, our Board of Directors could authorize the issuance of shares of preferred stock with terms and conditions that could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our common stockholders. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock. The issuance of preferred shares convertible into shares of common stock may also reduce the net income and net asset value per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on your investment in our common stock.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of Capitala Finance or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board of Directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third-party to obtain control of us and increase the difficulty of consummating such a transaction.

We have also adopted measures that may make it difficult for a third-party to obtain control of us, including provisions of our charter classifying our Board of Directors in three classes serving staggered three-year terms, and authorizing our Board of Directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, to amend our charter without stockholder approval and to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

The foregoing provisions are expected to discourage certain coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of us to negotiate first with our Board of Directors. However, these provisions may deprive a shareholder of the opportunity to sell such shareholder’s shares at a premium to a potential acquirer. We believe that the benefits of these provisions outweigh the potential disadvantages of discouraging any such acquisition proposals because, among other things, the negotiation of such proposals may improve their terms. Our Board of Directors has considered both the positive and negative effects of the foregoing provisions and determined that they are in the best interest of our shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 24, 2013, Capitala Finance Corp. (the “Company”) priced its initial public offering, selling 4 million shares of common stock at a public offering price of $20.00 per share. Immediately prior to pricing of this offering, the Company acquired 100% of the limited partnership interests in CapitalSouth Partners Fund II Limited Partnership (“Fund II”), CapitalSouth Partners SBIC Fund III, L.P. (“Fund III”) and CapitalSouth Partners Florida Sidecar Fund I, L.P. (“Florida Sidecar”) and each of their respective general partners, as well as certain assets from CapitalSouth Partners Fund I Limited Partnership (“Fund I”) and CapitalSouth Partners Fund III, L.P. (“Fund III Parent” and, collectively with Fund I, Fund II, Fund III and Florida Sidecar, the “Legacy Funds”), in exchange for an aggregate of 8,974,420 shares of the Company’s common stock, which were issued pursuant to the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended.

The net proceeds to the Company of the initial public offering, after deducting the underwriting fees and commissions, was $76.0 million. The other costs of the initial public offering were borne by the limited partners of the Legacy Funds.

The Company intends to use the net proceeds from this offering to make investments in privately held smaller and lower middle-market companies in the United States and for general working capital purposes. Deutsche Bank Securities, UBS Investment Bank and Barclays acted as joint book-running managers for the offering and BB&T Capital Markets, Oppenheimer & Co., Janney Montgomery Scott, Stephens Inc. and Wunderlich Securities acted as co-lead managers for the offering.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Document

3.1	Articles of Amendment and Restatement(1)

3.2	Certificate of Limited Partnership of CapitalSouth Partners Fund II Limited Partnership(2)

3.3	Certificate of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P.(2)

3.4	Bylaws(1)

3.5	Form of Amended and Restated Limited Partnership Agreement of CapitalSouth Partners Fund II Limited Partnership(4)

3.6	Form of Amended and Restated Agreement of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P.(4)

4.1	Form of Common Stock Certificate(1)

10.1	Form of Dividend Reinvestment Plan(1)

10.2	Form of Investment Advisory Agreement by and between Registrant and Capitala Investment Advisors, LLC(1)

10.3	Form of Custodian Agreement(1)

10.4	Form of Administration Agreement by and between Registrant and Capitala Advisors Corp.(1)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.6	Form of Trademark License Agreement by and between Registrant and Capitala Investment Advisors, LLC(1)

10.7	Form of Purchase and Sale Agreement by and among Registrant, CapitalSouth Partners Fund III, L.P., CapitalSouth Partners SBIC Fund III, L.P. and CapitalSouth Partners SBIC F-III, LLC(4)

10.8	Form of Purchase and Sale Agreement by and among Registrant, Atlas Powers Investments, LLC, Markham Hunt Broyhill and John F. McGlinn(4)

10.9	Form of Purchase and Sale Agreement by and among Registrant, CapitalSouth Partners F-II, LLC, Atlas Powers Investments, LLC, Markham Hunt Broyhill, John F. McGlinn, Capitala Transaction Corp., Joseph B. Alala, III and Chris Norton(4)

10.10	Form of Agreement and Plan of Merger by and between Registrant, CS F-II Acquisition Sub, LLC, CapitalSouth Partners Fund II Limited Partnership and CapitalSouth Partners F-II, LLC(4)

10.11	Form of Purchase Agreement by and between Registrant, CapitalSouth Partners Fund III, L.P. and CapitalSouth Partners F-III, LLC(4)

10.12	Form of Purchase and Sale Agreement by and among Registrant, CapitalSouth Partners Florida Sidecar Fund I, L.P., Florida Growth Fund, LLC and CSP-Florida Mezzanine Fund I, LLC(4)

10.13	Form of Purchase Agreement by and among Registrant, CapitalSouth Partners Fund I, Limited Partnership and CapitalSouth Partners, LLC(4)

10.14	Form of Purchase and Sale Agreement by and between Registrant and CapitalSouth Corporation(4)

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed in connection with the Pre-Effective Amendment No. 1 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 9, 2013.
(2)	Previously filed in connection with Pre-Effective Amendment No. 2 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 16, 2013.
(3)	Previously filed in connection with Pre-Effective Amendment No. 4 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 20, 2013.
(4)	Previously filed in connection with Pre-Effective Amendment No. 5 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 24, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2013	By	/s/ Joseph B. Alala III
Joseph B. Alala III
Chief Executive Officer
(Principal Executive Officer)
Capitala Finance Corp.

Date: November 14, 2013	By	/s/ Stephen A. Arnall
Stephen A. Arnall
Chief Financial Officer
(Principal Financial and Accounting Officer)
Capitala Finance Corp.