Form 10-K
period 2013-12-31
Capitala Finance Corp.; CapitalSouth Partners SBIC Fund III, L.P.; CAPITALSOUTH PARTNERS FUND II LP
filed 2014-03-28
CIK 1571329, 1462441, 1221483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Exact name of registrants as specified in their charters, addresses of principal executive offices, telephone numbers and states or other jurisdictions of incorporation or organization	I.R.S. Employer Identification Number
814-01022	Capitala Finance Corp. 4201 Congress St., Suite 360 Charlotte, North Carolina Telephone: (704) 376-5502 State of Incorporation: Maryland	90-0945675
814-01021	CapitalSouth Partners Fund II Limited Partnership 4201 Congress St., Suite 360 Charlotte, North Carolina Telephone: (704) 376-5502 State of Formation: North Carolina	55-0793325
814-01023	CapitalSouth Partners SBIC Fund III, L.P. 4201 Congress St., Suite 360 Charlotte, North Carolina Telephone: (704) 376-5502 State of Formation: Delaware	20-8426667

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

Capitala Finance Corp.	Yes ☐ No ☒
CapitalSouth Partners Fund II Limited Partnership	Yes ☐ No ☒
CapitalSouth Partners SBIC Fund III, L.P.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.

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

Capitala Finance Corp.	Yes ☒ No ☐
CapitalSouth Partners Fund II Limited Partnership	Yes ☒ No ☐
CapitalSouth Partners SBIC Fund III, L.P.	Yes ☒ No ☐

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Capitala Finance Corp.	Yes ☒ No ☐
CapitalSouth Partners Fund II Limited Partnership	Yes ☒ No ☐
CapitalSouth Partners SBIC Fund III, L.P.	Yes ☒ No ☐

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2013 was zero because trading of the registrant’s common stock on the NASDAQ Global Select Market did not commence until September 25, 2013. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 31, 2013 was $221.1 million.

The number of shares of Capitala Finance Corp.’s common stock, $0.01 par value, outstanding as of March 27, 2014 was 12,974,420.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	“we,” “us,” “our,” “Capitala Finance” and the “Company” refer to Capitala Finance Corp., together with its consolidated subsidiaries;
•	The “Investment Advisor” and “Capitala Investment Advisors” refers to Capitala Investment Advisors, LLC, our investment advisor; and
•	The “Administrator” refers to Capitala Advisors Corp., our administrator.

ITEM 1. BUSINESS

FORMATION OF OUR COMPANY

We are an externally managed non-diversified closed-end management investment company incorporated in Maryland that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We commenced operations on May 24, 2013 and completed our initial public offering (“IPO”) on September 30, 2013. The Company is managed by Capitala Investment Advisors, LLC, an investment adviser that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and Capitala Advisors Corp. provides the administrative services necessary for us to operate. In addition, for U.S. federal income tax purposes, the Company intends to elect to be treated as a regulated investment company (“RIC”) commencing with our tax year ending August 31, 2014, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We are an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and as such are subject to reduced public company reporting requirements.

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became the Company’s wholly-owned subsidiaries. Fund II and Fund III retained their SBIC licenses, continue to hold their existing investments and continue to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74,250,000, after deducting underwriting fees and commissions totaling $5,750,000.

OUR INVESTMENT STRATEGY

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We expect the companies in which we invest will generally have between $5 million and $30 million in trailing twelve month earnings before interest, tax, depreciation and amortization (“EBITDA”). We believe our focus on mezzanine and senior subordinated loans enables us to receive higher interest rates and more substantial equity participation. We may also invest in first-lien, senior secured positions in “stretch” senior secured loans, also referred to as “unitranche” loans, which combine characteristics of traditional first-lien senior secured loans and subordinated loans, providing us with greater influence and security in the primary collateral of a borrower and potentially mitigating loss of principal should a borrower default. In addition to debt securities, we may acquire equity or detachable equity-related interests (including warrants) from a borrower. Typically, the debt in which we invest is not initially rated by any rating agency; however, we believe that if such investments were rated, they would be rated below investment grade. Below investment grade securities, which are often referred to as “high yield” or “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. We intend to target investments that mature in four to six years from our investment.

We typically will not limit our loan commitments to a percentage of a traditional borrowing base, although we attempt to protect against risk of loss on our debt investments by structuring, underwriting and pricing loans based on anticipated cash flows of our borrowers. As of December 31, 2013, our investment adviser, Capitala Investment Advisors, underwrote investments in 80 smaller and lower middle-market companies totaling more than $510 million of invested capital since 2000, and we believe that a continuation of this strategy allows us to make structured investments with more attractive pricing and greater opportunities for meaningful equity participation than traditional asset-based, senior secured loans. Further, we believe that we benefit from our investment adviser’s long-standing relationships with many private equity fund sponsors, whose participation in portfolio companies, we believe, makes repayment from refinancing, asset sales and/or sales of the borrowers themselves more likely than a strategy whereby we consider investments only in founder-owned or non-sponsored borrowers.

OUR INVESTMENT ADVISOR

We are managed by Capitala Investment Advisors, whose investment team members have significant and diverse experience financing, advising, operating and investing in smaller and lower middle-market companies. Capitala Investment Advisors’ investment team also manages CapitalSouth Partners SBIC Fund IV, L.P. (“Fund IV”), a private investment limited partnership providing financing solutions to companies that generate between $5 million and $50 million in annual revenues and have between $1 million and $5 million in annual EBITDA. Fund IV had its first closing in March 2013 and obtained SBA approval for its SBIC license in April 2013. In addition to Fund IV, affiliates of Capitala Investment Advisors manage several affiliated funds. We will not co-invest in transactions with other entities affiliated with Capitala Investment Advisors unless we obtain an exemptive order from the SEC or do so in accordance with existing regulatory guidance. We intend to submit an exemptive application to the SEC to permit us to participate in negotiated co-investments with other funds managed by Capitala Investment Advisors or affiliated advisers in a manner consistent with our investment objective, strategies and restrictions, as well as regulatory requirement and other pertinent factors. We do not expect to make co-investments, or otherwise compete for investment opportunities, with Fund IV because its focus and investment strategy differ from our own.

Our investment adviser is led by Joseph B. Alala, III, our chief executive officer, president, chairman of our Board of Directors and the managing partner and chief investment officer of our investment adviser, Hunt Broyhill, a partner of our investment adviser, Stephen A. Arnall, our chief financial officer, and John F. McGlinn, our chief operating officer, secretary and treasurer, and a director of our investment adviser. Messrs. Alala, Broyhill and McGlinn serve as our investment adviser’s investment committee. They are assisted by Christopher B. Norton and Michael S. Marr, who both serve as directors of our investment adviser, as well as thirteen other investment professionals.

Our investment adviser’s investment committee, as well as certain key investment team members that are involved in screening and underwriting portfolio transactions, have worked together for more than ten years. These investment professionals have an average of over 20 years of experience in various finance-related fields, including operations, corporate finance, investment banking, business law and merchant banking, and have collectively developed a broad network of contacts that can offer us investment opportunities. Much of our investment adviser’s investment team has worked together screening opportunities, underwriting new investments and managing a portfolio of investments in smaller and lower middle-market companies through two recessions, a credit crunch, the dot-com boom and bust and a historic, leverage-fueled asset valuation bubble.

INVESTMENTS

We will engage in various investment strategies from time to time in order to achieve our overall lending and investment objectives. Our strategies will generally require current cash yields and sensible leverage and fixed charge coverage ratios and either a first- or second-lien position (subject to limited instances in which we will not obtain security) in the collateral of the portfolio company. The strategy we select will depend upon, among other things, market opportunities, the skills and experience of our investment adviser’s investment team, the result of our financial, operational and strategic evaluation of the opportunity, and our overall portfolio composition. Most of our existing debt investments offer, and we expect most of our future debt investments will offer, the opportunity to participate in a borrower’s equity performance through warrant participation, direct equity ownership or otherwise, and many notes that we purchase will require the borrower to pay an early termination fee. Collectively, these attributes have been, and are expected to be, important contributors to the returns generated by our investment adviser’s investment team.

Capitala Investment Advisors’ investment team uses a disciplined investment, portfolio monitoring and risk management process that emphasizes strict underwriting standards and guidelines, strong due diligence investigation, regular portfolio review, analysis and performance-guided responses, and proper investment diversification. We allocate capital among different industries, geographies and private equity sponsors on the basis of relative risk/reward profiles as a function of their associated downside risk, volatility, perceived fundamental risk and our ability to obtain favorable investment protection terms.

Types of Investments

We will target debt investments that yield meaningful current income and, in many cases, provide the opportunity for capital appreciation through equity securities. In each case, the following criteria and guidelines are applied to the review of a potential investment; however, not all criteria are met in every single investment in our portfolio, nor do we guarantee that all criteria will be met in the investments we will make in the future.

•	Established Companies With Positive Cash Flow. We seek to invest in established companies with a history of generating revenues and positive cash flows. We intend to focus on companies with a history of profitability and minimum trailing twelve-month EBITDA of $5 million. We do not intend to invest in start-up companies, distressed or “turn-around” situations or companies with business plans that we do not understand.

•	Experienced Management Teams with Meaningful Investment. We seek to invest in companies in which senior or key managers have significant company- or industry-level experience and have significant equity ownership. It has been our experience that these management teams are more committed to the company’s success and more likely to manage the company in a manner that protects our debt and equity investments.

•	Significant Invested Capital. We believe that the existence of an appropriate amount of equity beneath our debt capital provides valuable support for our investment. In addition, the degree to which the particular investment is a meaningful one for the portfolio company’s financial sponsor, and the financial sponsor’s ability and willingness to invest additional equity capital as and to the extent necessary, are also important considerations.

•	Appropriate Capital Structures. We seek to invest in companies that are appropriately capitalized. First, we examine the amount of equity that is being invested by the company’s private equity sponsor to determine whether there is a sufficient capital cushion beneath our invested capital. We also analyze the amount of leverage, and the characteristics of senior debt with lien priority over our investment.

•	Strong Competitive Position. We intend to invest in companies that have developed strong, defensible product or service offerings within their respective market segments. These companies should be well positioned to capitalize on organic and strategic growth opportunities, and should compete in industries with strong fundamentals and meaningful barriers to entry. We further analyze prospective portfolio investments in order to identify competitive advantages within their industry, which may result in superior operating margins or industry-leading growth.

•	Customer and Supplier Diversification. We expect to invest in companies with sufficiently diverse customer and supplier bases. We believe these companies will be better able to endure industry consolidation, economic contraction and increased competition than those that are not sufficiently diversified. However, we also recognize that from time to time, an attractive investment opportunity with some concentration among its customer base or supply chain will present itself. We believe that concentration issues can be evaluated and, in some instances (whether due to supplier or customer product or platform diversification, the existence and quality of long-term agreements with such customers or suppliers or other select factors), mitigated, thus presenting a superior risk-adjusted pricing scenario.

Debt Investments

Capitala Investment Advisors’ investment team tailors the terms of each debt investment to the facts and circumstances of the transaction, the needs of the prospective portfolio company and, as applicable, its financial sponsor, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. As of December 31, 2013, 35% of our debt investments were secured by a first lien on the assets of the portfolio company, 63% of our debt investments were secured by a second lien on the assets of the portfolio company and 2% of our debt investments were unsecured. We expect our primary source of return to be the monthly cash interest we will collect on our debt investments. We also typically seek board observation rights with each portfolio company and we offer (and have historically provided) managerial and strategic assistance to these companies. We seek to further protect invested principal by negotiating appropriate affirmative, negative and financial covenants in our debt documents that are conservative enough to represent a prudent cushion at closing or to budgeted projections, but that are flexible enough to afford our portfolio companies and their financial sponsors sufficient latitude to allow them to grow their businesses. Typical covenants include default triggers and remedies (including penalties), lien protection, leverage and fixed charge coverage ratios, change of control provisions and put rights. Most of our loans feature call protection to enhance our total return on debt investments that are repaid prior to maturity.

Most of our debt investments are structured as senior subordinated notes. On a fair market value basis, 56% of our debt investments consist of senior subordinated notes as of December 31, 2013. Senior subordinated notes are subordinate to senior debt provided by financial institutions (primarily, asset-based revolving credit facilities and, in some cases, term loans) but senior to other subordinated notes, including junior subordinated notes and seller notes. Our senior subordinated notes are typically issued with five-year terms. Some senior subordinated notes have payment-in-kind (“PIK”) interest, which is a form of interest that is not paid currently in cash, but is accrued and added to the loan balance until paid at the end of the term. While we generally seek to minimize the percentage of our fixed return that is in the form of PIK interest, we sometimes receive PIK due to prevailing market conditions that do not support the overall blended interest yield on our debt investments being paid in all-cash interest. As of December 31, 2013, our weighted average PIK yield in our debt investments is 1.1%. In addition to yield in the form of current cash and PIK interest, most of our debt investments include an equity component, such as a warrant to purchase a common equity interest in the borrower for a nominal price. As of December 31, 2013, the weighted average annualized yield on all of our outstanding debt investments was 13.7%, the weighted average annualized yield, excluding PIK interest, was 12.6% and 55% of our debt investments came with detachable warrants.

We also opportunistically structure certain debt investments as senior secured or unitranche notes and as of December 31, 2013, 18% of the fair value of our debt investments consisted of such investments. Senior secured loans will typically provide for a fixed interest rate and may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. Senior secured loans are secured by a first priority lien in all existing and future assets of the borrower and may take the form of term loans or delayed draw facilities. As of December 31, 2013, 24% of the fair value of our portfolio’s debt investments consisted of senior secured term loans with liens that are subordinated only to a senior secured revolving credit facility provider. Unitranche debt financing typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt in one debt security. We believe that unitranche debt can be attractive for many smaller and lower middle-market businesses, given the reduced structural complexity, single lender interface and elimination of intercreditor or potential agency conflicts among lenders.

Equity Investments

When we make a debt investment, we may be granted equity participation in the form of detachable warrants to purchase common equity in the company in the same class of security that the owners or equity sponsors receive upon funding. In addition, we may make non-control equity co-investments in conjunction with a loan transaction with a borrower. Capitala Investment Advisors’ investment team generally seeks to structure our equity investments, such as direct equity co-investments, to provide us with minority rights provisions and, as and to the extent available, event-driven put rights. They also seek to obtain limited registration rights in connection with these investments, which may include “piggyback” registration rights. In addition to warrants and equity co-investments, our debt investments in the future may contain a synthetic equity position.

INVESTMENT PROCESS

Our investment adviser’s investment team is led by its investment committee and is responsible for all aspects of our investment process. The current members of the investment committee are Joseph B. Alala, III, our chief executive officer, president, chairman of our Board of Directors and the managing partner and chief investment officer of our investment adviser, Hunt Broyhill, a partner of our investment adviser, and John F. McGlinn, our chief operating officer, secretary and treasurer, and a director of our investment adviser. Christopher B. Norton and Michael S. Marr, also both serve as directors of our investment adviser, and Adam Richeson, Richard Wheelahan, our chief compliance officer, and J. Davis Hutchens each serves as a vice president of our investment adviser. While the investment strategy involves a team approach, whereby potential transactions are screened by various members of the investment team, Mr. Alala and one other member of the investment committee of Capitala Investment Advisors must approve investments in order for them to proceed. Messrs. Alala and McGlinn meet weekly and, together with Mr. Broyhill, on an as needed basis, depending on the nature and volume of investment opportunities. Capitala Investment Advisors’ investment committee has worked together for over ten years. The stages of our investment selection process are as follows:

Deal Generation/Origination

Deal generation and origination is maximized through long-standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, service providers (such as lawyers and accountants), as well as current and former clients, portfolio companies and investors. Our investment adviser’s investment team supplements these lead generators by also utilizing broader marketing efforts, such as attendance at prospective borrower industry conventions, an active calling effort to investment banking boutiques, private equity firms and independent sponsors that are also investing in high quality smaller and lower middle-market companies, and, most importantly, based on our investment adviser’s track record as a responsive, flexible, value-add lender and co-investor, as demonstrated by 80 investments in smaller and lower middle-market businesses and equity co-investments with reputed private equity firms. We have developed a reputation as a knowledgeable and reliable source of capital, providing value-added industry advice and financing assistance to borrowers’ businesses and in executing financial sponsors’ growth strategies. Furthermore, with offices throughout the Southeast, we have the ability to cover a large geographical area and to market to unique groups from each office. Specifically, our Charlotte, Louisville, Raleigh, Fort Lauderdale, Washington D.C. and Atlanta offices cover significant territory that is traditionally underserved, allowing us to source a high volume of direct deal flow.

Screening

All potential investments that are received are screened for suitability and consistency with our investment criteria (see “— Due Diligence and Underwriting,” below). In screening potential investments, our investment adviser’s investment team utilizes the same value-oriented investment philosophy they employed in their work with the Legacy Funds and commits resources to managing downside exposure. If a potential investment meets our basic investment criteria, a deal team is assigned to perform preliminary due diligence. In doing so, we consider some or all of the following factors:

•	A comprehensive financial model that we prepare based on quantitative analysis of historical financial performance, financial projections made by management or the financial sponsor, as the case may be, and pro forma financial ratios assuming an investment consistent with possible structures. In analyzing our model, we test various investment structures, pricing options, downside scenarios and other sensitivities in order to better understand potential risks and possible financial covenant ratios.

•	The competitive landscape and industry dynamics impacting the potential portfolio company;

•	Strengths and weaknesses of the potential investment’s business strategy and industry outlook; and

•	Results of a broad qualitative analysis of the company’s products or services, market position and outlook, customers, suppliers and quality of management.

If the results of this preliminary due diligence are satisfactory, the deal team prepares an executive summary that is presented to certain members our investment adviser’s investment committee in a meeting that includes all members of the portfolio and investment teams. This executive summary includes the following areas:

•	Company history and summary of product(s) and/or service(s);

•	An overview of investors, anticipated capital sources and transaction timing;

•	Investment structure and expected returns, including initial projected financial ratios;

•	Analysis of historical financial results and key assumptions;

•	Analysis of company’s business strategy;

•	Analysis of financial sponsor’s relevant experience or expected strategy;

•	Investment strengths, weaknesses and priority issues to be addressed in due diligence; and

•	Pro forma capitalization and ownership.

If our investment committee recommends moving forward, we issue a non-binding term sheet or indication of interest to the potential portfolio company and, when applicable, its financial sponsor. If a term sheet is successfully negotiated, we begin more formal due diligence and underwriting as we progress towards ultimate investment approval and closing.

Due Diligence and Underwriting

The completion of due diligence deliverables is led by at least two investment professionals; however, all investment and portfolio team members are regularly updated with due diligence progress, especially any issues that emerge. The two investment professionals leading the due diligence efforts are typically assigned to the original deal team that worked on the executive summary; however, post-term sheet deal teams sometimes contain one or more additional investment professionals and may include other professionals from business development, portfolio or other areas if a particular skill or experience set would be especially valuable in the due diligence process. The members of the underwriting team complete due diligence and analyze the relationships among the prospective portfolio company’s business plan, operations and expected financial performance. Due diligence touches upon some or all of the following:

•	On-site visits with management and relevant key employees;

•	In-depth review of historical and projected financial statements, including covenant calculation work sheets;

•	Interviews with customers and suppliers;

•	Management background checks;

•	Review of reports by third-party accountants, outside counsel and other industry, operational or financial experts, whether retained by us, or the financial sponsor;

•	Review of material contracts; and

•	Review of financial sponsor’s due diligence package and internal executive summaries.

Typically, we utilize outside experts to analyze the legal affairs, accounting systems and financial results and, where appropriate, we engage specialists to investigate certain issues. During the underwriting process, significant, ongoing attention is devoted to sensitivity analyses regarding whether a company might bear a significant “downside” case and remain profitable and in compliance with assumed financial covenants. These “downside” scenarios typically involve assumptions regarding the loss of key customers and/or suppliers, an economic downturn, adverse regulatory changes and other relevant stressors that we attempt to simulate in our quantitative and qualitative analyses. Further, we continually examine the effect of these scenarios on financial ratios and other metrics.

During the underwriting process, the executive summary that was completed for the initial investment committee presentation is updated and changes are presented at subsequent, weekly meetings of the investment committee for continued discussion and, to the extent applicable, the investment committee issues new instructions to the underwriting team from the investment committee.

Approval, Documentation and Closing

The underwriting team for the proposed investment presents the updated executive summary and key findings from due diligence to the investment committee on an ongoing, weekly basis. Prior to the commencement of documentation, approval from the investment committee is sought and, if approved, the underwriting professionals heretofore involved proceed to documentation.

At all times during the documentation process, the underwriting professionals who conducted the due diligence remain involved; likewise, all extensively negotiated documentation decisions are made by the lead underwriting team member, in accordance with input from at least one investment committee member and guidance from outside counsel. As and to the extent necessary, key documentation challenges are brought before the investment committee for prompt discussion and resolution. Upon the completion of satisfactory documentation and the satisfaction of closing conditions, final approval is sought from the investment committee before closing and funding.

ONGOING RELATIONSHIPS WITH PORTFOLIO COMPANIES

Monitoring

Our investment adviser will monitor our portfolio companies on an ongoing basis. It will monitor the financial trends of each portfolio company to determine if it is meeting its business plan and to assess the appropriate course of action for each company. We generally require our portfolio companies to provide annual audited financial statements, quarterly unaudited financial statements, in each case, with management discussion and analysis and covenant compliance certificates, and monthly unaudited financial statements. Using the monthly financial statements, we calculate and evaluate all financial covenants and additional financial coverage ratios that might not be part of our covenant package in the loan documents. For purposes of analyzing a portfolio company’s financial performance, we may adjust their financial statements to reflect pro forma results in the event of a recent change of control, sale, acquisition or anticipated cost savings.

Our investment adviser has several methods of evaluating and monitoring the performance and fair value of our investments, including the following:

•	Assessment of success in adhering to each portfolio company’s business plan and compliance with covenants;

•	Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	Comparisons to our other portfolio companies in the industry, if any;

•	Attendance at and participation in board meetings; and

•	Review of monthly and quarterly financial statements and financial projections for portfolio companies.

In addition to various risk management and monitoring tools, our investment adviser also uses an investment rating system to characterize and monitor our expected level of return on each investment in our portfolio.

As part of our valuation procedures, we risk rate all of our investments. In general, our investment rating system uses a scale of 1 to 5, with 1 being the lowest probability of default and principal loss. Our internal rating is not an exact system, but is used internally to estimate the probability of: (i) default on our debt securities and (ii) loss of our debt principal, in the event of a default. In general, our internal rating system may also assist our valuation team in its determination of the estimated fair value of equity securities or equity-like securities. Our internal risk rating system generally encompasses both qualitative and quantitative aspects of our portfolio companies.

Our internal investment rating system incorporates the following five categories:

Investment Rating	Summary Description
1	In general, the investment may be performing above our internal expectations. Full return of principal and interest is expected. Capital gain is expected.
2	In general, the investment may be performing within our internal expectations, and potential risks to the applicable investment are considered to be neutral or favorable compared to any potential risks at the time of the original investment. All new investments are initially given this rating.
3	In general, the investment may be performing below our internal expectations and therefore, investments in this category may require closer internal monitoring; however, the valuation team believes that no loss of investment return (interest and/or dividends) or principal is expected. The investment also may be out of compliance with certain senior or senior subordinated debt financial covenants.
4	In general, the investment may be performing below internal expectations and quantitative or qualitative risks may have increased materially since the date of the investment. Some loss of investment return and/or principal is expected.
5	In general, the investment may be performing substantially below our internal expectations and a number of quantitative or qualitative risks may have increased substantially since the original investment. Loss of some or all principal is expected.

Our investment adviser will monitor and, when appropriate, change the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, our investment adviser will review these investment ratings on a quarterly basis, and our Board of Directors will affirm such ratings. The investment rating of a particular investment should not, however, be deemed to be a guarantee of the investment’s future performance.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2013 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$183,194	50.2%
2	129,721	35.5
3	44,680	12.3
4	7,124	2.0
5	—	—
Total	$364,719	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2012 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$172,598	60.8%
2	80,676	28.4
3	21,870	7.7
4	8,787	3.1
5	—	—
Total	$283,931	100.0%

Valuation Procedures

We will conduct the valuation of our assets, pursuant to which our net asset value shall be determined, at all times consistent with GAAP, the 1940 Act and SBA valuation guidelines. Our valuation procedures are set forth in more detail below:

Securities for which market quotations are readily available on an exchange shall be valued at such price as of the closing price on the day of valuation. We may also obtain quotes with respect to certain of our investments from pricing services or brokers or dealers in order to value assets. When doing so, we will determine whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, we will use the quote obtained.

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of our investment adviser or Board of Directors, does not represent fair value, shall each be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our senior management; (iii) independent third-party valuation firms engaged by, or on behalf of, the Board of Directors will conduct independent appraisals, review management’s preliminary valuations and prepare separate preliminary valuation conclusions on a selected basis such that each portfolio investment shall be independently reviewed at least annually (investments will not be selected for such review, however, if they (a) have a value as of the previous quarter of less than 2.0% of our gross assets as of the previous quarter, or (b) have a value as of the current quarter of less than 2.0% of our gross assets as of the previous quarter, after taking into account any repayment of principal during the current quarter); and (iv) the Board of Directors will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the investment adviser and, where appropriate, the respective third-party valuation firms.

Determination of the fair value involves subjective judgments and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements. In addition, the SBA has established certain valuation guidelines for SBICs to follow when valuing portfolio investments.

In making the good faith determination of the value of these securities, we start with the cost basis of the security, which includes the amortized original issue discount and PIK interest, if any. We prepare the valuations of our investments in portfolio companies using the most recent portfolio company financial statements and forecasts. We also consult updates that we receive from senior management members at portfolio companies, whether solicited for valuation purposes, or received in the ordinary course of our portfolio monitoring or due diligence process. These updates include information such as industry trends, new product development or service offerings and other operational or strategic issues.

For debt securities that are not publicly traded or for which there is no market, we begin with our investment rating of the security as described above. Using this investment rating, we seek to determine the value of the security as if we intended to sell the security in a current sale. The factors that may be taken into account in arriving at fair value include the following, as applicable: the portfolio company’s ability to service its interest and principal payment obligations, its estimated earnings and projected discounted cash flows, the nature and realizable value of any collateral, the financial environment in which the portfolio company operates, comparisons to securities of similar publicly traded companies, statistical ratios compared to lending standards and to other similarly situated securities and other relevant factors.

As part of the fair valuation process, the audit committee reviews the preliminary evaluations prepared by the independent valuation firm engaged by the Board of Directors, as well as management’s valuation recommendations. Management and the independent valuation firm respond to the preliminary evaluation to reflect comments provided by the audit committee. The audit committee reviews the final valuation report and management’s valuation recommendations and makes a recommendation to the Board of Directors based on its analysis of the methodologies employed and the various weights that should be accorded to each portion of the valuation as well as factors that the independent valuation firm and management may not have considered in their evaluation process. The Board of Directors then evaluates the audit committee recommendations and undertakes a similar analysis to determine the fair value of each investment in the portfolio in good faith.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to differ from the valuations assigned at any time. For a discussion of the risks inherent in determining the fair value of securities for which readily available market values do not exist, see “Risk Factors.”

SBIC LICENSES

Fund II and Fund III, which are our wholly-owned subsidiaries, are licensed to act as SBICs and are regulated by the SBA. The SBIC licenses allow our SBIC subsidiaries to borrow funds by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. The SBA regulations require, among other things, that a licensed SBIC be examined periodically and audited by an independent auditor to determine the SBIC’s compliance with the relevant SBA regulations.

Under current SBA regulations, a licensed SBIC may provide capital to those entities that have a tangible net worth not exceeding $18.0 million and an average annual net income after U.S. federal income taxes not exceeding $6.0 million for the two most recent fiscal years. In addition, a licensed SBIC must devote 25.0% of its investment activity to those entities that have a tangible net worth not exceeding $6.0 million and an average annual net income after U.S. federal income taxes not exceeding $2.0 million for the two most recent fiscal years. The SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on factors such as the number of employees and gross sales. The SBA regulations permit licensed SBICs to make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBA requirements may cause Fund II and Fund III to forego attractive investment opportunities that are not permitted under SBA regulations.

Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If either Fund II or Fund III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit Fund II’s and Fund III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit Fund II and Fund III from making new investments. Such actions by the SBA would, in turn, negatively affect us because Fund II and Fund III are our wholly-owned subsidiaries. Fund II and Fund III were in compliance with the terms of the SBA’s leverage as of December 31, 2013 as a result of having sufficient capital as defined under the SBA regulations.

AGREEMENTS

Investment Advisory Agreement

Capitala Investment Advisors is an investment adviser that is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our Board of Directors, our Investment Adviser manages our day-to-day operations, and provides investment advisory and management services to us. Under the terms of our Investment Advisory Agreement, Capitala Investment Advisors:

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

Capitala Investment Advisors’ services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.

Management Fee

Pursuant to the Investment Advisory Agreement, we have agreed to pay Capitala Investment Advisors a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% of our gross assets, which is our total assets as reflected on our balance sheet and includes any borrowings for investment purposes. Although we do not anticipate making significant investments in derivative financial instruments, the fair value of any such investments, which will not necessarily equal their notional value, will be included in our calculation of gross assets. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee was initially calculated based on the value of our gross assets at the end of the first calendar quarter subsequent to consummation of our IPO, and thereafter will be calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the first twelve months following our IPO, Capitala Investment Advisors has agreed to waive the portion of the base management fee payable on cash and cash equivalents held at the Capitala Finance level, excluding cash and cash equivalents held by the Legacy Funds that was acquired by Capitala Finance in connection with the Formation Transactions.

The incentive fee has two parts. The first part of the incentive fee is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to our administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 2.0% per quarter (8.0% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee. We pay Capitala Investment Advisors an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle of 2.0%;

•	100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle but is less than 2.5% in any calendar quarter (10.0% annualized). We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle but is less than 2.5%) as the “catch-up.” The “catch-up” is meant to provide our investment adviser with 20% of our pre-incentive fee net investment income as if a hurdle did not apply if this net investment income exceeds 2.5% in any calendar quarter; and

•	20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to Capitala Investment Advisors (once the hurdle is reached and the catch-up is achieved, 20% of all pre-incentive fee investment income thereafter is allocated to Capitala Investment Advisors).

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive fee net investment income

(expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income allocated to the Capitala Investment Advisors

These calculations are appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. You should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to our investment adviser with respect to pre-incentive fee net investment income.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the 2013 calendar year, and will equal 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio, provided that, the incentive fee determined as of December 31, 2013 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the inception of Capitala Finance.

We will defer cash payment of the portion of any incentive fee otherwise earned by our investment adviser that would, when taken together with all other incentive fees paid to our investment adviser during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) our pre-incentive fee net investment income during such period, (b) our net unrealized appreciation or depreciation during such period and (c) our net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. Such deferred amounts will be calculated using a period of shorter than 12 full calendar months until 12 full calendar months have passed since completion of our initial public offering.

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee*

Alternative 1:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%

Hurdle rate(1) = 2.0%

Management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses)) = 0.55%

Pre-incentive net investment income does not exceed hurdle rate, therefore there is no incentive fee.

Alternative 2:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.9%

Hurdle rate(1) = 2.0%

Management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses)) = 2.2%

Incentive fee = 100% × pre-incentive fee net investment income, subject to the “catch-up”(4)

= 100% × (2.2% – 2.0%)

= 0.20%

Pre-incentive fee net investment income exceeds the hurdle rate, but does not fully satisfy the “catch-up” provision, therefore the income related portion of the incentive fee is 0.20%.

*	The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.

(1)	Represents 8.0% annualized hurdle rate.

(2)	Represents 2.00% annualized management fee.

(3)	Excludes organizational and offering expenses.

(4)	The “catch-up” provision is intended to provide the Adviser with an incentive fee of 20% on all of Capitala Finance’s pre-incentive fee net investment income as if a hurdle rate did not apply when its net investment income exceeds 2.5% in any calendar quarter.

Alternative 3:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.50%

Hurdle rate(1) = 2.0%

Management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses)) = 2.80%

Incentive fee = 20% × pre-incentive fee net investment income, subject to “catch-up”(4)

Incentive fee = 100% × “catch-up” + (20% × (pre-incentive fee net investment income – 2.5%))

Catch-up = 2.5% – 2.0%

= 0.5%

Incentive fee = (100% × 0.5%) + (20% × (2.80% – 2.5%))

= 0.5% + (20% × 0.3%)

= 0.5% + 0.06%

= 0.56%

Pre-incentive fee net investment income exceeds the hurdle rate, and fully satisfies the “catch-up” provision, therefore the income related portion of the incentive fee is 0.56%.

Example 2: Capital Gains Portion of Incentive Fee

Alternative 1:

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)

•	Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million

•	Year 3: FMV of Investment B determined to be $25 million

•	Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee would be:

•	Year 1: None

•	Year 2: Capital gains incentive fee of $6 million ($30 million realized capital gains on sale of Investment A multiplied by 20%)

•	Year 3: None

$5 million (20% multiplied by ($30 million cumulative capital gains less $5 million cumulative capital depreciation)) less $6 million (previous capital gains fee paid in Year 2).

•	Year 4: Capital gains incentive fee of $200,000

$6.2 million ($31 million cumulative realized capital gains multiplied by 20%) less $6 million (capital gains fee taken in Year 2).

(1)	Represents 8.0% annualized hurdle rate.

(2)	Represents 2.00% annualized management fee.

(3)	Excludes organizational and offering expenses.

(4)	The “catch-up” provision is intended to provide the Adviser with an incentive fee of 20% on all of Capitala Finance’s pre-incentive fee net investment income as if a hurdle rate did not apply when its net investment income exceeds 2.5% in any calendar quarter.

Alternative 2:

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

•	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

•	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million

•	Year 4: FMV of Investment B determined to be $24 million

•	Year 5: Investment B sold for $20 million

The capital gains incentive fee, if any, would be:

•	Year 1: None

•	Year 2: $5 million capital gains incentive fee

20% multiplied by $25 million ($30 million realized capital gains on Investment A less unrealized capital depreciation on Investment B).

•	Year 3: $1.4 million capital gains incentive fee(1)

$6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $5 million capital gains fee received in Year 2.

•	Year 4: None

•	Year 5: None

$5 million (20% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million cumulative capital gains fee paid in Year 2 and Year 3.

Example 3: Application of the Incentive Fee Deferral Mechanism

Assumptions

•	In each of Years 1 through 4 in this example pre-incentive fee net investment income equals $40.0 million per year, which we recognized evenly in each quarter of each year and paid quarterly. This amount exceeds the hurdle rate and the requirement of the “catch-up” provision in each quarter of such year. As a result, the annual income related portion of the incentive fee, before the application of the deferral mechanism in any year is $8.0 million ($40.0 million multiplied by 20%). All income-related incentive fees were paid quarterly in arrears.

•	In each year preceding Year 1, we did not generate realized or unrealized capital gains or losses, no capital gain-related incentive fee was paid and there was no deferral of incentive fees.

•	Year 1: We did not generate realized or unrealized capital gains or losses.

•	Year 2: We realized a $30.0 million capital gain and did not otherwise generate realized or unrealized capital gains or losses.

(1)	As illustrated in Year 3 of Alternative 1 above, if the Company were to be wound up on a date other than December 31 of any year, the Company may have paid aggregate capital gain incentive fees that are more than the amount of such fees that would be payable if the Company had been wound up on December 31 of such year.

•	Year 3: We recognized $5.0 million of unrealized capital depreciation and did not otherwise generate realized or unrealized capital gains or losses.

•	Year 4: We realized a $6.0 million capital gain and did not otherwise generate realized or unrealized capital gains or losses.

	Income Related Incentive Fee Accrued Before Application of Deferral Mechanism	Capital Gains Related Incentive Fee Accrued Before Application of Deferral Mechanism	Incentive Fee Calculations	Incentive Fees Paid and Deferred
Year 1	$8.0 million ($40.0 million multiplied by 20%)	None	$8.0 million	Incentive fees of $8.0 million paid; no incentive fees deferred
Year 2	$8.0 million ($40.0 million multiplied by 20%)	$6.0 million (20% of $30.0 million)	$14.0 million	Incentive fees of $14.0 million paid; no incentive fees deferred
Year 3	$8.0 million ($40.0 million multiplied by 20%)	None (20% of
cumulative net capital
gains of $25.0 million
($30.0 million in
cumulative realized
gains less $5.0 million
in cumulative
unrealized capital
depreciation) less
$6.0 million of capital
gains fee paid in
Year 2)	$7.0 million (20% of
the sum of (a) our
pre-incentive fee net
investment income,
(b) our net unrealized
appreciation or
depreciation during
such period and
(c) our net realized
capital gains or losses
			during Year 3)	Incentive fees of $7.0 million paid; $8.0 million of incentive fees accrued but payment restricted to $7.0 million; $1.0 million of incentive fees deferred
Year 4	$8.0 million ($40.0 million multiplied by 20%)	$0.2 million (20% of
cumulative net capital
gains of $31.0 million
($36.0 million
cumulative realized
capital gains less
$5.0 million
cumulative unrealized
capital depreciation)
less $6.0 million of
capital gains fee paid
		in Year 2)	$8.2 million	Incentive fees of $9.2 million paid ($8.2 million of incentive fees accrued in Year 4 plus $1.0 million of deferred incentive fees); no incentive fees deferred

Payment of Our Expenses

The investment team of our investment adviser and their respective staffs, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by Capitala Investment Advisors. We bear all other costs and expenses of our operations and transactions, including (without limitation):

•	the cost of our organization;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of our shares and other securities;

•	interest payable on debt, if any, to finance our investments;

•	fees payable to third parties relating to, or associated with, making investments (such as legal, accounting and travel expenses incurred in connection with making investments), including fees and expenses associated with performing due diligence reviews of prospective investments and advisory fees;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	costs associated with our reporting and compliance obligations under the 1940 Act, the Exchange Act and other applicable federal and state securities laws, and ongoing stock exchange fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	costs of proxy statements, stockholders’ reports and other communications with stockholders;

•	fidelity bond, directors’ and officers’ liability insurance, errors and omissions liability insurance and other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs; and

•	all other expenses incurred by either our administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by our administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of any costs of compensation and related expenses of our chief compliance officer and our chief financial officer and any administrative support staff.

Duration and Termination

The Investment Advisory Agreement was initially approved by the Board of Directors of Capitala Finance on June 10, 2013. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for a period of two years from the date it was approved by our Board of Directors and will remain in effect from year to year thereafter if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not parties to such agreement or who are not “interested persons” of any such party, as such term is defined in Section 2(a)(19) of the 1940 Act. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may also be terminated by either party without penalty upon not less than 60 days’ written notice to the other party. See “Risk Factors — Risks Relating to Our Business and Structure — Our investment adviser will have the right to resign on 60 days’ notice.”

Indemnification

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Capitala Investment Advisors and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from Capitala Finance for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Capitala Investment Advisors’ services under the Investment Advisory Agreement or otherwise as an investment adviser of Capitala Finance.

Organization of the Investment Adviser

Capitala Investment Advisors is a Delaware limited liability company. The principal executive offices of Capitala Investment Advisors are located at 4201 Congress Street, Suite 360, Charlotte, North Carolina 28209.

Administration Agreement

Capitala Advisors Corp., a North Carolina corporation, serves as our administrator. The principal executive offices of our administrator are located at 4201 Congress Street, Suite 360, Charlotte, North Carolina 28209. Capitala Advisors Corp., pursuant to a sub-administration agreement, has engaged U.S. Bancorp Fund Services, LLC to act on behalf of Capitala Advisors Corp. in its performance of certain administrative services for us. The principal office of U.S. Bancorp Fund Services, LLC is 777 East Wisconsin Avenue, Milwaukee, WI 53202. Pursuant to the Administration Agreement, our administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, our administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders. In addition, our administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our chief financial officer, chief compliance officer and our allocable portion of the compensation of any administrative support staff. Under the Administration Agreement, our administrator will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The Administration Agreement has an initial term of two years and may be renewed with the approval of our Board of Directors. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to our administrator. Stockholder approval is not required to amend the Administration Agreement.

Our administrator also provides administrative services to our investment adviser, Capitala Investment Advisors. As a result, Capitala Investment Advisors will also reimburse our administrator for its allocable portion of our administrator’s overhead, including rent, the fees and expenses associated with performing compliance functions for Capitala Investment Advisors, and its allocable portion of the compensation of any administrative support staff.

The Administration Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our administrator and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from Capitala Finance for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our administrator’s services under the Administration Agreement or otherwise as administrator for Capitala Finance.

License Agreement

We have entered into a license agreement with Capitala Investment Advisors pursuant to which Capitala Investment Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Capitala.” Under this agreement, we have a right to use the Capitala name for so long as the Investment Advisory Agreement with Capitala Investment Advisors is in effect. Other than with respect to this limited license, we will have no legal right to the “Capitala” name.

Staffing

Capitala Finance has no employees. Mr. Alala, through his financial interests in Capitala Investment Advisors, will be entitled to a portion of any investment advisory fees paid by Capitala Finance to Capitala Investment Advisors. Our other executive officers are employees of our administrator and perform their functions under the terms of our Administration Agreement.

Our day-to-day investment operations are managed by Capitala Investment Advisors. Capitala Investment Advisors’ investment team currently consists of the members of its investment committee, Messrs. Alala, McGlinn and Broyhill, and a team of thirteen additional investment professionals. Capitala Investment Advisors may hire additional investment professionals, based upon its needs, subsequent to the completion of this offering. See “Investment Advisory Agreement.”

In addition, we reimburse our administrator for our allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and the compensation of our chief financial officer, chief compliance officer, and any administrative support staff. See “Administration Agreement.”

VALUATION PROCESS AND DETERMINATION OF NET ASSET VALUE

We determine the net asset value of our investment portfolio each quarter by subtracting our total liabilities from the fair value of our gross assets.

We conduct the valuation of our assets, pursuant to which our net asset value shall be determined, at all times consistent with GAAP and the 1940 Act. Our valuation procedures are set forth in more detail below:

Securities for which market quotations are readily available on an exchange shall be valued at such price as of the closing price on the day of valuation. We may also obtain quotes with respect to certain of our investments from pricing services or brokers or dealers in order to value assets. When doing so, we determine whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, we use the quote obtained.

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of our investment adviser or Board of Directors, does not represent fair value, which we expect will represent a substantial majority of the investments in our portfolio, shall be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our senior management; (iii) independent third-party valuation firms engaged by, or on behalf of, the Board of Directors will conduct independent appraisals, review management’s preliminary valuations and prepare separate preliminary valuation conclusions on a selected basis such that each portfolio investment shall be independently reviewed at least annually (investments will not be selected for such review, however, if they (a) have a value as of the previous quarter of less than 2.0% of our gross assets as of the previous quarter, or (b) have a value as of the current quarter of less than 2.0% of our gross assets as of the previous quarter, after taking into account any repayment of principal during the current quarter); and (iv) the Board of Directors will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the investment adviser and, where appropriate, the respective third-party valuation firms.

The recommendation of fair value will generally be based on the following factors, as relevant:

•	the nature and realizable value of any collateral;

•	the portfolio company’s ability to make payments;

•	the portfolio company’s earnings and discounted cash flow;

•	the markets in which the issuer does business; and

•	comparisons to publicly traded securities.

Securities for which market quotations are not readily available or for which a pricing source is not sufficient may include, but are not limited to, the following:

•	private placements and restricted securities that do not have an active trading market;

•	securities whose trading has been suspended or for which market quotes are no longer available;

•	debt securities that have recently gone into default and for which there is no current market;

•	securities whose prices are stale;

•	securities affected by significant events; and

•	securities that the investment adviser believes were priced incorrectly.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements will express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Determinations in Connection with Offerings

In connection with certain future offerings of shares of our common stock, our Board of Directors or an authorized committee thereof will be required to make the determination that we are not selling shares of our common stock at a price below the then current net asset value of our common stock at the time at which the sale is made. Our Board of Directors or an authorized committee thereof will consider the following factors, among others, in making such a determination:

•	the net asset value of our common stock disclosed in the most recent periodic report that we filed with the SEC;

•	our management’s assessment of whether any material change in the net asset value of our common stock has occurred (including through the realization of gains on the sale of our portfolio securities) during the period beginning on the date of the most recently disclosed net asset value of our common stock and ending two days prior to the date of the sale of our common stock; and

•	the magnitude of the difference between (i) a value that our Board of Directors or an authorized committee thereof has determined reflects the current net asset value of our common stock, which is based upon the net asset value of our common stock disclosed in the most recent periodic report that we filed with the SEC, as adjusted to reflect our management’s assessment of any material change in the net asset value of our common stock since the date of the most recently disclosed net asset value of our common stock, and (ii) the offering price of the shares of our common stock in the proposed offering.

These processes and procedures are part of our compliance policies and procedures. Records will be made contemporaneously with all determinations described in this section and these records will be maintained with other records that we are required to maintain under the 1940 Act.

COMPETITION

We will compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and other SBICs), as well as traditional financial services companies such as commercial banks and other sources of funding. Additionally, competition for investment opportunities has emerged among alternative investment vehicles, such as CLOs and other BDCs, some of which are sponsored by other alternative asset investors, as these entities have begun to focus on making investments in smaller and lower middle-market companies. As a result of these new entrants, competition for our investment opportunities may intensify. Many of these entities have greater financial and managerial resources than we do. We believe we will be able to compete with these entities primarily on the basis of our experience and reputation, our willingness to make smaller investments than other specialty finance companies, the contacts and relationships of our investment adviser, our responsive and efficient investment analysis and decision-making processes, and the investment terms we offer.

We believe that certain of our competitors may make first and second lien loans with interest rates and returns that will be comparable to or lower than the rates and returns that we will target. Therefore, we will not seek to compete solely on the interest rates and returns that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see “Risk Factors — Risk Relating to Our Business and Structure — We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.”

ELECTION TO BE TAXED AS A RIC

As a BDC, we intend to elect to be treated effective as of our taxable year ending August 31, 2014, and qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which generally is our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

TAXATION AS A RIC

For any taxable year in which we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement,

we generally will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no corporate-level U.S. federal income tax (the “Excise Tax Distribution Requirement”).

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships” (the “Diversification Tests”).

Qualified earnings may exclude such income as management fees received in connection with our SBIC subsidiaries or other potential outside managed funds and certain other fees.

In accordance with certain applicable Treasury regulations and private letter rulings issued by the IRS, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or private letter rulings.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest, deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock, or certain income with respect to equity investments in foreign corporations. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Gain or loss realized by us from the sale or exchange of warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Distribution Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are prohibited from making distributions or are unable to obtain cash from other sources to make the distributions, we may fail to qualify as a RIC, which would result in us becoming subject to corporate-level U.S. federal income tax.

In addition, we will be partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiaries to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver. If our SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may cause us to fail to qualify as a RIC, which would result in us becoming subject to corporate-level U.S. federal income tax.

The remainder of this discussion assumes that we will qualify as a RIC and have satisfied the Annual Distribution Requirement.

Any transactions in options, futures contracts, constructive sales, hedging, straddle, conversion or similar transactions, and forward contracts will be subject to special tax rules, the effect of which may be to accelerate income to us, defer losses, cause adjustments to the holding periods of our investments, convert long-term capital gains into short-term capital gains, convert short-term capital losses into long-term capital losses or have other tax consequences. These rules could affect the amount, timing and character of distributions to stockholders. We do not currently intend to engage in these types of transactions.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses). If our expenses in a given year exceed gross taxable income (e.g., as the result of large amounts of equity-based compensation), we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions.

Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty are often as high as 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of tax or exemption from tax on this related income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.

If we acquire stock in certain foreign corporations that receive at least 75% of their annual gross income from passive sources (such as interest, dividends, rents, royalties or capital gain) or hold at least 50% of their total assets in investments producing such passive income (“passive foreign investment companies”), we could be subject to U.S. federal income tax and additional interest charges on “excess distributions” received from such companies or gain from the sale of stock in such companies, even if all income or gain actually received by us is timely distributed to our stockholders. We would not be able to pass through to our stockholders any credit or deduction for such a tax. Certain elections may, if available, ameliorate these adverse tax consequences, but any such election requires us to recognize taxable income or gain without the concurrent receipt of cash. We intend to limit and/or manage our holdings in passive foreign investment companies to minimize our tax liability.

Foreign exchange gains and losses realized by us in connection with certain transactions involving non-dollar debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, foreign currencies, or payables or receivables denominated in a foreign currency are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our stockholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) could, under future Treasury regulations, produce income not among the types of “qualifying income” from which a RIC must derive at least 90% of its annual gross income.

FAILURE TO QUALIFY AS A RIC

If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level U.S. federal income taxes or to dispose of certain assets).

If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits and, subject to certain limitations, may be eligible for the 20% maximum rate for noncorporate taxpayers provided certain holding period and other requirements were met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years (five years for taxable years beginning prior to August 31, 2014), unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC.

REGULATION

A BDC is regulated by the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses. A BDC provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we will be required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we will be prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As a BDC, we are generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC.

We are generally not able to issue and sell our common stock at a price below net asset value per share. See “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve our policy and practice of making such sales. In any such case, under such circumstances, the price at which our common stock to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such common stock. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are generally limited in our ability to invest in any portfolio company in which our investment adviser or any of its affiliates currently has an investment or to make any co-investments with our investment adviser or its affiliates without an exemptive order from the SEC, subject to certain exceptions.

We will be periodically examined by the SEC for compliance with the 1940 Act.

As a BDC, we are subject to certain risks and uncertainties. See “Risk Factors — Risks Relating to Our Business and Structure.”

QUALIFYING ASSETS

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s gross assets (the “70% Test”). The principal categories of qualifying assets relevant to our proposed business are the following:

•	Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

•	Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and

•	Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a BDC) and that:

•	does not have a class of securities with respect to which a broker may extend margin credit at the time the acquisition is made;

•	is controlled by the BDC and has an affiliate of the BDC on its Board of Directors;

•	does not have any class of securities listed on a national securities exchange;

•	is a public company that lists its securities on a national securities exchange with a market capitalization of less than $250 million; or

•	meets such other criteria as may be established by the SEC.

Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in eligible portfolio companies, or in other securities that are consistent with its purpose as a BDC.

MANAGERIAL ASSISTANCE TO PORTFOLIO COMPANIES

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

TEMPORARY INVESTMENTS

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC under the Code. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our investment adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

SENIOR SECURITIES

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our gross assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure.”

CODE OF ETHICS

We and our investment adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act that establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics generally does not permit investments by our employees in securities that may be purchased or held by us. You may read and copy our code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the code of ethics is attached as an exhibit to the registration statement of which this prospectus is a part, and is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549. Our code of ethics is also available on our website at http://www.capitalagroup.com.

COMPLIANCE POLICIES AND PROCEDURES

We and our investment adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures. Richard G. Wheelahan, III currently serves as our chief compliance officer.

SARBANES-OXLEY ACT OF 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	pursuant to Rule 13a-15 of the Exchange Act, our management will be required to prepare an annual report regarding its assessment of our internal control over financial reporting. When we are no longer an emerging growth company under the JOBS Act, our independent registered public accounting firm will be required to audit our internal controls over financial reporting; and

•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

PROXY VOTING POLICIES AND PROCEDURES

We have delegated our proxy voting responsibility to Capitala Investment Advisors. The proxy voting policies and procedures of Capitala Investment Advisors are set forth below. The guidelines will be reviewed periodically by Capitala Investment Advisors and our non-interested directors, and, accordingly, are subject to change. For purposes of the proxy voting policies and procedures described below, “we,” “our” and “us” refers to Capitala Investment Advisors.

Introduction

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, we recognize that we must vote client securities in a timely manner free of conflicts of interest and in the best interests of our clients.

These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

We will vote proxies relating to our portfolio securities in what we perceive to be the best interest of our clients’ stockholders. We will review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by our clients. Although we will generally vote against proposals that may have a negative impact on our clients’ portfolio securities, we may vote for such a proposal if there exist compelling long-term reasons to do so.

Our proxy voting decisions will be made by the senior officers who are responsible for monitoring each of our clients’ investments. To ensure that our vote is not the product of a conflict of interest, we will require that: (1) anyone involved in the decision making process disclose to our managing member any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information about how we voted proxies by making a written request for proxy voting information to: Capitala Investment Advisors, LLC, 4201 Congress Street, Suite 360, Charlotte, North Carolina 28209.

PRIVACY PRINCIPLES

We are committed to maintaining the privacy of our stockholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third-party administrator).

We restrict access to non-public personal information about our stockholders to employees of our investment adviser and its affiliates with a legitimate business need for the information. We will maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

SMALL BUSINESS INVESTMENT COMPANY REGULATIONS

Our wholly-owned subsidiaries’ SBIC licenses allow them to borrow funds by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest-only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with 10-year maturities.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18 million and have average annual fully taxed net income not exceeding $6 million for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6 million and has average annual fully taxed net income not exceeding $2 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million when they have at least $112.5 million in regulatory capital. As of December 31, 2013, Fund II had $26.2 million in regulatory capital and $52.2 million in SBA-guaranteed debentures outstanding and Fund III had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding.

We have filed for exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the 200% asset coverage test under the 1940 Act. This would provide us with increased flexibility under the 200% asset coverage test by permitting us to borrow up to $202.2 million more than we would otherwise be able to absent the receipt of this exemptive relief.

The SBA restricts the ability of SBICs to repurchase their capital stock. SBA regulations also include restrictions on a “change of control” or transfer of an SBIC and require that SBICs invest idle funds in accordance with SBA regulations. In addition, our SBIC subsidiaries may also be limited in their ability to make distributions to us if they do not have sufficient capital, in accordance with SBA regulations.

Our SBIC subsidiaries are subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of SBIC licenses does not assure that our SBIC subsidiaries will receive SBA-guaranteed debenture funding, which is dependent upon our SBIC subsidiaries continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to our SBIC subsidiaries’ assets over our stockholders in the event we liquidate our SBIC subsidiaries or the SBA exercises its remedies under the SBA-guaranteed debentures issued by our SBIC subsidiaries upon an event of default.

NASDAQ GLOBAL SELECT MARKET REQUIREMENTS

We have adopted certain policies and procedures intended to comply with the NASDAQ Global Select Market’s corporate governance rules. We will continue to monitor our compliance with all future listing standards that are approved by the SEC and will take actions necessary to ensure that we are in compliance therewith.

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

If our investment adviser forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance and our allocation procedures or an exemptive order from the SEC.

In the ordinary course of business, we may enter into transactions with portfolio companies that may be considered related party transactions. In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, we have implemented certain written policies and procedures whereby our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment and us, companies controlled by us or our executive officers and directors. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the 1940 Act or, if such concerns exist, we have taken appropriate actions to seek review and approval by our Board of Directors or exemptive relief for such transaction. Our Board of Directors will review these procedures on an annual basis. We have also entered into a license agreement with the Investment Advisor, pursuant to which the Investment Advisor has agreed to grant us a non-exclusive, royalty-free license to use the name “Capitala”.

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

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their gross assets in specified types of securities, primarily in private companies or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility and could significantly increase our costs of doing business.

Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. As of December 31, 2013, we have approximately $202.2 million of outstanding debentures guaranteed by the SBA. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

We have fully drawn on our SBA-guaranteed debentures and, absent changes to legislation or regulation, may not make borrowings in excess of their aggregate $202.2 million of SBA-guaranteed debentures outstanding as of December 31, 2013. If we are unable to secure additional debt financing on commercially reasonable terms, our liquidity could be reduced significantly. If we are unable to repay amounts outstanding under any debt facilities we may obtain and are declared in default or are unable to renew or refinance these facilities, we may not be able to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, another economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

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

Although we intend to elect to be treated as a RIC commencing with our tax year ending August 31, 2014, no assurance can be given that we will be able to qualify for and maintain our qualification as a RIC. To obtain and maintain our qualification as a RIC, we must meet the following source-of-asset diversification, and distribution requirements.

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

We are required to disclose changes made in our internal control and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We could be an “emerging growth company” for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. As a public company, we may incur significant additional expenses in the near term, which may negatively impact our financial performance and our ability to make distributions to our stockholders. This process also will result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of any evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, the market price of our common stock may be adversely affected.

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

Over the last several years, there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether these regulations will be implemented or what form they will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

Two of our wholly owned subsidiaries are licensed by the U.S. Small Business Administration, and as a result, we are subject to SBA regulations.

Fund II and Fund III, which became our wholly owned subsidiaries after the completion of the Formation Transactions, are licensed to act as SBICs and are regulated by the SBA. As of December 31, 2013, Fund II and Fund III portfolio companies accounted for most of our aggregate portfolio. The SBIC licenses allow our SBIC subsidiaries to borrow funds by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. The SBA regulations require, among other things, that a licensed SBIC be examined periodically and audited by an independent auditor to determine the SBIC’s compliance with the relevant SBA regulations.

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

The SBA also prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If Fund II or Fund III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit such Fund’s use of debentures, declare outstanding debentures immediately due and payable, and/ or limit such Fund from making new investments. Such actions by the SBA would, in turn, negatively affect us because Fund II and Fund III are our wholly owned subsidiaries. Each of Fund II and Fund III was in compliance with the terms of the SBA’s leverage requirements as of December 31, 2013 as a result of having sufficient capital as defined under the SBA regulations.

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

Although passage of the Dodd-Frank Act has resulted in extensive rulemaking and regulatory changes that affect us and the financial industry as a whole, many of its provisions remain subject to extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. While the full impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

We have filed an application with the SEC requesting exemptive relief from certain provisions of the 1940 Act and the Exchange Act.

We have filed an application with the SEC requesting an SEC order exempting us, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Exchange Act with respect to Fund II and Fund III, which are co-registrants with us. While the SEC has granted exemptive relief in substantially similar circumstances in the past, no assurance can be given that an exemptive order will be granted. Delays and costs involved in obtaining necessary approvals may make certain transactions impracticable or impossible to consummate, and there is no assurance that the application for exemptive relief will be granted by the SEC. In addition, to the extent we obtain such exemptive relief, we will generally be permitted to incur a greater amount of leverage relative to our total assets and net asset value.

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

A failure or the perceived risk of a failure to raise the statutory debt limit of the United States could have a material adverse effect on our business, financial condition and results of operations.

In the future, the United States federal government may not be able to meet its debt payments unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations. A failure by Congress to raise the debt limit would increase the risk of default by the United States on its obligations, as well as the risk of other economic dislocations.

If the U.S. government fails to complete its budget process or to provide for a continuing resolution before the expiration of the current continuing resolution, a federal government shutdown may result. Such a failure or the perceived risk of such a failure, consequently, could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. It could also limit our ability and the ability of our portfolio companies to obtain financing, and it could have a material adverse effect on the valuation of our portfolio companies. Consequently, the continued uncertainty in the general economic environment, including the recent government shutdown and potential debt ceiling implications, as well in specific economies of several individual geographic markets in which our portfolio companies operate, could adversely affect our business, financial condition and results of operations.

To the extent original issue discount and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include original issue discount, or original issue discount (“OID”), instruments and contractual PIK, interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•	OID instruments may have higher yields, which reflect the payment deferral and credit risk associated with these instruments;

•	OID accruals may create uncertainty about the source of our distributions to stockholders;

•	OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral; and

•	OID and PIK instruments may represent a higher credit risk than coupon loans.

We are an ‘‘emerging growth company’’ under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are and we will remain an ‘‘emerging growth company’’ as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of this offering, (ii) in which we have total annual gross revenue of at least $1.0 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the previous second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an ‘‘emerging growth company’’ we have chosen to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not ‘‘emerging growth companies’’ including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our securities less attractive because we will rely on some or all of these exemptions. If some investors find our securities less attractive as a result, there may be a less active and more volatile trading market for our securities.

In addition, Section 107 of the JOBS Act also provides that an ‘‘emerging growth company’’ may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an ‘‘emerging growth company’’ can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

If we cannot obtain additional capital because of either regulatory or market price constraints, we could be forced to curtail or cease our new lending and investment activities, our net asset value could decrease and our level of distributions and liquidity could be affected adversely.

Our ability to secure additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to the prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. The prolonged continuation or worsening of current economic and capital market conditions could have a material adverse effect on our ability to secure financing on favorable terms, if at all.

If we are unable to obtain additional debt capital, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage to the extent that our investment strategy is successful and we may be limited in our ability to make new commitments or fundings to our portfolio companies.

Uncertainty about the financial stability of the United States and of several countries in the European Union (EU) could have a significant adverse effect on our business, results of operations and financial condition.

Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody’s and Fitch have warned that they may downgrade the federal government’s credit rating. Further downgrades or warnings by S&P or other rating agencies, and the government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. Risks and ongoing concerns resulting from the debt crisis in Europe could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may continue to affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that the market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not spread, and we cannot assure you that future assistance packages will be available, or if available, sufficient to stabilize the affected countries and markets in Europe or elsewhere. To the extent uncertainty regarding any economic recovery in Europe continues to negatively impact consumer confidence and consumer credit factors, our business and results of operations could be significantly and adversely affected.

On December 18, 2013, the U.S. Federal Reserve announced that it would scale back its bond-buying program, or quantitative easing, which is designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, show signs of improvement. The Federal Reserve signaled it would reduce its purchases of long-term Treasury bonds and would scale back on its purchases of mortgage-backed securities. It is unclear what effect, if any, the incremental reduction in the rate of the Federal Reserve’s monthly purchases will have on the value of our investments. However, it is possible that absent continued quantitative easing by the Federal Reserve, these developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

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

Most of the loans in which we invest are not structured to fully amortize during their lifetime. Accordingly, a significant portion of the principal amount of such a loan may be due at maturity. As of December 31, 2013, all debt instruments in our portfolio, on a fair value basis, will not fully amortize prior to maturity. In order to create liquidity to pay the final principal payment, borrowers typically must raise additional capital. If they are unable to raise sufficient funds to repay us or we have not elected to enter into a new loan agreement providing for an extended maturity, the loan will go into default, which will require us to foreclose on the borrower’s assets, even if the loan was otherwise performing prior to maturity. This will deprive Capitala Finance from immediately obtaining full recovery on the loan and prevent or delay the reinvestment of the loan proceeds in other, more profitable investments.

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

Even though we may have structured most of our investments as secured loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business. Such risk of equitable subordination may be potentially heightened with respect to various portfolio investments that we may be deemed to control. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied. See also “—Because we expect that we will not hold controlling equity interests in most of our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.”

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

Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments at fair value. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided significant managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holdings and subordinate all or a portion of our claim to that of other creditors.

These portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and greater number of qualified and experienced managerial and technical personnel. They may need additional financing which they are unable to secure and which we are unable or unwilling to provide, or they may be subject to adverse developments unrelated to the technologies they acquire.

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

In the future, we may co-invest with investment funds, accounts and vehicles managed by our investment adviser or its affiliates when doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally will only be permitted to co-invest with such investment funds, accounts and vehicles where the only term that is negotiated is price. However, we and our investment adviser intend to file an exemptive application with the SEC to permit greater flexibility to negotiate the terms of co-investments with investment funds, accounts and investment vehicles managed by our investment adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. If we file this exemptive application, there can be no assurance that we will receive exemptive relief from the SEC to permit us to co-invest with investment funds, accounts and investment vehicles managed by our investment adviser or its affiliates where terms other than price are negotiated.

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

We currently hold controlling equity positions in seven portfolio companies. Although we may do so in the future, we expect that we will not hold controlling equity positions in most of our portfolio companies. If we do not hold a controlling equity position in a portfolio company, we are subject to the risk that the portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of the portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

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

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. To the extent we engage in hedging transactions, we also face the risk that counterparties to the derivatives instruments we hold may default, which may expose us to unexpected losses from positions where we believed that our risk had been appropriately hedged.

Our Board of Directors is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Under Maryland General Corporation Law and our charter, our Board of Directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to issuance of shares of each class or series, our Board of Directors will be required by Maryland law and our charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, our Board of Directors could authorize the issuance of shares of preferred stock with terms and conditions that could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our common stockholders. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock. The issuance of preferred shares convertible into shares of common stock may also reduce the net income and net asset value per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on your investment in our common stock.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of Capitala Finance or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board of Directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board of Directors, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our Board of Directors does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third-party to obtain control of us and increase the difficulty of consummating such a transaction. It is the position of the Staff of the SEC’s Division of Investment Management that if a BDC fails to opt-out of the Maryland Control Shares Acquisition Act, it acts in a manner inconsistent with section 18(i) of the 1940 Act.

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

The health and performance of our portfolio companies could be adversely affected by political and economic conditions in the countries in which they conduct business.

Some of the products of our portfolio companies are developed, manufactured, assembled, tested or marketed outside the United States. Any conflict or uncertainty in these countries, including due to natural disasters, public health concerns, political unrest or safety concerns, could harm their business, financial condition and results of operations. In addition, if the government of any country in which their products are developed, manufactured or sold sets technical or regulatory standards for products developed or manufactured in or imported into their country that are not widely shared, it may lead some of their customers to suspend imports of their products into that country, require manufacturers or developers in that country to manufacture or develop products with different technical or regulatory standards and disrupt cross-border manufacturing, marketing or business relationships which, in each case, could harm their businesses.

Our equity ownership in a portfolio company may represent a control investment. Our ability to exit a control investment in a timely manner could result in a realized loss on the investment.

If we obtain a control investment in a portfolio company our ability to divest ourselves from a debt or equity investment could be restricted due to illiquidity in a private stock, limited trading volume on a public company’s stock, inside information on a company’s performance, insider blackout periods, or other factors that could prohibit us from disposing of the investment as we would if it were not a control investment. Additionally, we may choose not to take certain actions to protect a debt investment in a control investment portfolio company. As a result, we could experience a decrease in the value of our portfolio company holdings and potentially incur a realized loss on the investment.

If the assets securing the loans that we make decrease in value, then we may lack sufficient collateral to cover losses.

To attempt to mitigate credit risks, we will typically take a security interest in the available assets of our portfolio companies. There is no assurance that we will obtain or properly perfect our liens.

There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of a portfolio company to raise additional capital. In some circumstances, our lien could be subordinated to claims of other creditors. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or that we will be able to collect on the loan should we be forced to enforce our remedies.

In addition, because we may invest in technology-related companies, a substantial portion of the assets securing our investment may be in the form of intellectual property, if any, inventory and equipment and, to a lesser extent, cash and accounts receivable. Intellectual property, if any, that is securing our loan could lose value if, among other things, the company’s rights to the intellectual property are challenged or if the company’s license to the intellectual property is revoked or expires, the technology fails to achieve its intended results or a new technology makes the intellectual property functionally obsolete. Inventory may not be adequate to secure our loan if our valuation of the inventory at the time that we made the loan was not accurate or if there is a reduction in the demand for the inventory.

Similarly, any equipment securing our loan may not provide us with the anticipated security if there are changes in technology or advances in new equipment that render the particular equipment obsolete or of limited value, or if the company fails to adequately maintain or repair the equipment. Any one or more of the preceding factors could materially impair our ability to recover principal in a foreclosure.

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Energy companies could also be affected by the potential for lawsuits against or taxes or other regulatory costs imposed on greenhouse gas emitters, based on links drawn between greenhouse gas emissions and climate change.

We may choose to waive or defer enforcement of covenants in the debt securities held in our portfolio, which may cause us to lose all or part of our investment in these companies.

We structure the debt investments in our portfolio companies to include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. However, from time to time we may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company. These actions may reduce the likelihood of our receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact our ability to pay dividends, could adversely affect our results of operation and financial condition and cause the loss of all or part of your investment.

Our investments may be in portfolio companies which may have limited operating histories and financial resources.

We expect that our portfolio will continue to consist of investments that may have relatively limited operating histories. These companies may be particularly vulnerable to U.S. and foreign economic downturns such as the current recession and European financial crisis may have more limited access to capital and higher funding costs, may have a weaker financial position and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical and marketing resources. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these companies. We cannot assure you that any of our investments in our portfolio companies will be successful. Our portfolio companies compete with larger, more established companies with greater access to, and resources for, further development in these new technologies. We may lose our entire investment in any or all of our portfolio companies.

Risks Relating to our Securities

Shares of closed-end investment companies, including BDCs, may trade at a discount to their NAV.

Shares of closed-end investment companies, including BDCs, may trade at a discount to their NAV. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether our common stock will trade at, above or below NAV.

Investing in our common stock may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.

Our shares of common stock have a limited trading history and we cannot assure you that the market price of shares of our common stock will not decline.

Our shares of common stock have a limited trading history and we cannot assure you that a public trading market will be sustained for such shares. We cannot predict the prices at which our common stock will trade. We cannot assure you that the market price of shares of our common stock will not decline at any time. In addition, our common stock has traded below its net asset value since our inception and if our common stock continues to trade below its net asset value, we will generally not be able to sell additional shares of our common stock to the public at its market price without first obtaining the approval of our stockholders (including our unaffiliated stockholders) and our independent directors for such issuance.

Our common stockholders will bear the expenses associated with our borrowings, and the holders of our debt securities will have certain rights senior to our common stockholders.

If in the future we issue debt securities, all of the costs of offering and servicing such debt, including interest thereon, will be borne by our common stockholders. The interests of the holders of any debt we may issue will not necessarily be aligned with the interests of our common stockholders. In particular, the rights of holders of our debt to receive interest or principal repayment will be senior to those of our common stockholders. In addition, we may grant a lender a security interest in a significant portion or all of our assets, even if the total amount we may borrow from such lender is less than the amount of such lender’s security interest in our assets.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the expected market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	price and volume fluctuations in the overall stock market from time to time;

•	investor demand for our shares;

•	significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines with respect to RICs, BDCs or SBICs;

•	failure to qualify as a RIC, or the loss of RIC status;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	changes, or perceived changes, in the value of our portfolio investments;

•	departures of Capitala Investment Advisors’ key personnel;

•	operating performance of companies comparable to us; or

•	general economic conditions and trends and other external factors.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues for a sustained period of time, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

Our stockholders will experience dilution in their ownership percentage if they opt out of our dividend reinvestment plan.

All dividends declared in cash payable to stockholders that are participants in our dividend reinvestment plan are automatically reinvested in shares of our common stock. As a result, our stockholders that opt out of our dividend reinvestment plan will experience dilution in their ownership percentage of our common stock over time.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 4201 Congress Street, Suite 360, Charlotte, North Carolina 28209, and are provided by our administrator in accordance with the terms of the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

ITEM 3. LEGAL PROCEEDINGS

None of us, our subsidiaries, our investment adviser or administrator, is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against our investment adviser or administrator. From time to time, we, our subsidiaries, our investment adviser or administrator may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NASDAQ Global Select Market under the symbol ‘‘CPTA.’’ The following table sets forth, for each fiscal quarter since our initial public offering on September 25, 2013, the range of high and low intraday sales prices of our common stock as reported on the NASDAQ Global Select Market, the premium (discount) of sales price to our net asset value (NAV) and the distributions declared by us for each fiscal quarter.

Fiscal 2013	NAV(1)	High	Low	Premium or (Discount) of High Sales Price to NAV (3)	Premium or (Discount) of Low Sales Price to NAV (3)	Declared Dividends (4)
Fourth Quarter	$20.71	$20.20	$17.91	(2.5)%	(13.5)%	$0.47
Third Quarter (2)	$20.79	$19.32	$18.41	(7.1)%	(11.4)%	—

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

(2)	From September 25, 2013 to September 30, 2013.

(3)	Calculated as of the respective high or low intraday sales price divided by the quarter end NAV and subtracting 1.

(4)	Represents the dividend paid or to be paid in the specified quarter.

HOLDERS

The last reported price for our common stock on March 27, 2014 was $19.27 per share. As of March 27, 2014, there were 217 holders of record of our common stock.

DIVIDENDS

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

The following table summarizes our dividends or distributions declared during fiscal year 2013:

			Amount
Date Declared	Record Date	Payment Date	Per Share
November 11, 2013	December 10, 2013	December 30, 2013	$0.47
Total Dividends Declared for Fiscal 2013			$0.47

On February 27, 2014, the Company’s Board of Directors declared a quarterly dividend of $0.47 per share payable on March 26, 2014 to holders of record as of March 14, 2014.

PERFORMANCE GRAPH

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period from September 25, 2013, the date our common stock began trading, through December 31, 2013. The graph assumes that on September 25, 2013, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. The graph also assumes the reinvestment of all dividends prior to any tax effect.

The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock price performance.

SALES OF UNREGISTERED SECURITIES

Previously reported on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

During the year ended December 31, 2013, we issued 48,649 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act. The cash paid for shares of common stock issued under our dividend reinvestment plan during the fiscal year 2013 was approximately $22,865.

Other than shares issued under our dividend reinvestment plan during the year ended December 31, 2013, we did not sell any unregistered equity securities and we did not repurchase any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data of the Company as of and for the year ended December 31, 2013 are derived from our financial statements that have been audited by Ernst & Young LLP, our independent registered public accounting firm. This financial data should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-K and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows (dollars in thousands except share and per share data):

For the year ended
December 31, 2013 (1)
Statement of operations data:
Total investment income	$35,433
Total expenses net of management fee waiver	15,949
Net investment income	19,484
Net realized gain from investments	2,187
Net unrealized appreciation on investments	7,187
Net increase in net assets resulting from operations	$28,858
Per share data:
Net investment income	$1.50
Net increase in net assets resulting from operations	$2.22
Dividends declared	$0.47
Net asset value per share	$20.71
Balance sheet data:
Total assets	$476,428
Total net assets	$268,670
Other data:
Total Return(2)	1.88%
Number of portfolio company investments at period end	41
Total portfolio investments for the period	$110,929
Investment prepayments for the period	$52,755

(1)	For historical periods prior to December 31, 2013, the Company had no operations and therefore earnings per share, dividends declared per common share and weighted average shares outstanding information for the periods that include financial results prior to December 31, 2013 are not provided.

(2)	Total investment return is calculated assuming a purchase of common shares at the IPO offering price per share at September 25, 2013 of $20.00 and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this annual report on Form 10-K.

Forward-Looking Statements

This annual report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements.

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate or repay their borrowings, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we use leverage as part of our investment strategy; and

•	the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or Securities and Exchange Commission (“SEC”) rule or regulation.

Overview

We are a Maryland corporation that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). We are an “emerging growth company within the meaning of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and as such, are subject to reduced public company reporting requirements. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We are managed by Capitala Investment Advisors (the “Investment Advisor”), and Capitala Advisors Corp. (the “Administrator”) provides the administrative services necessary for us to operate.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing, with certain limited exceptions. To maintain our RIC status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under subchapter M for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

Corporate History

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became the Fund’s wholly-owned subsidiaries. Fund II and Fund III retained their SBIC licenses, continue to hold their existing investments and continue to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74,250,000, after deducting underwriting fees and commissions totaling $5,750,000. The other costs of the IPO were borne by the limited partners of the Legacy Funds. As of December 31, 2013, the Company had 12,974,420 shares of common stock outstanding.

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

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries as described in the Formation Transactions presented in Note 1. The transactions related to Fund II, Fund III, and the Florida Sidecar constitute an exchange of shares between entities under common control and will be accounted for in accordance with ASC 805, Business Combinations. As such, the Company’s results of operations and cash flows for the year ended December 31, 2013 are presented as if the aforementioned transactions had occurred as of January 1, 2013. In addition, the results of the Company’s operations and cash flows for the years ended December 31, 2012 and December 31, 2011 and the Company’s financial position as of December 31, 2012 have been presented on a combined basis in order to provide comparative information with respect to prior periods. The Formation Transactions also included an asset acquisition of certain assets in Fund I and Fund III Parent. In accordance with ASC 805, Business Combinations, the assets acquired were recorded at fair value at the date of acquisition, September 24, 2013.

The Company’s financial position as of December 31, 2013 is presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and the Florida Sidecar) have been eliminated in consolidation. All financial data and information included in these financial statements have been presented on the basis described above. In the opinion of management, the financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Expenses

Our primary operating expenses include the payment of investment advisory fees to our investment adviser, Capitala Investment Advisors, LLC, our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement and other operating expenses as detailed below. Our investment advisory fee will compensate our investment adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. We will bear all other expenses of our operations and transactions, including (without limitation):

•	the cost of our organization;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of our shares and other securities;

•	interest payable on debt, if any, to finance our investments;

•	fees payable to third parties relating to, or associated with, making investments (such as legal, accounting and travel expenses incurred in connection with making investments), including fees and expenses associated with performing due diligence reviews of prospective investments and advisory fees;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	costs associated with our reporting and compliance obligations under the 1940 Act, the Exchange Act, other applicable federal and state securities laws and ongoing stock exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	costs of proxy statements, stockholders’ reports and other communications with stockholders;

•	fidelity bond, directors’ and officers’ liability insurance, errors and omissions liability insurance and other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs; and

•	all other expenses incurred by either our Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of any costs of compensation and related expenses of our chief compliance officer and our chief financial officer and any administrative support staff.

Critical Accounting Policies and Use of Estimates

In the preparation of our financial statements and related disclosures, we have adopted various accounting policies that govern the application of U.S. GAAP. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements. While all of these policies are important to understanding our financial statements, certain accounting policies and estimates are considered critical due to their impact on the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods covered by such financial statements. We have identified investment valuation, revenue recognition, and income taxes as our most critical accounting estimates. We continuously evaluate our estimates, including those related to the matters described below. Because of the nature of the judgment and assumptions we make, actual results could materially differ from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.

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

Non-accrual income: Generally, when interest and/or principal payments on a loan become materially past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status, and will generally cease recognizing interest income and PIK on that loan for financial reporting purposes. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. The company may elect to cease accruing PIK and continue accruing interest income in cases where a loan is currently paying interest income but, in management’s judgment, there is a reasonable likelihood of principal loss on the loan. Non-accrual loans are returned to accrual status when the borrower’s financial condition improves such that management believes current interest and principal payments are expected to be collected.

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

Income Taxes

Prior to the Formation Transaction, the Legacy Funds were treated as partnerships for U.S. federal, state and local income tax purposes and, therefore, no provision has been made in the accompanying consolidated financial statements for federal, state or local income taxes. In accordance with the partnership tax law requirements, each partner would include their respective components of the Legacy Funds' taxable profits or losses, as shown on their Schedule K-1s in their respective tax or information returns. The Legacy Funds are disregarded entities for tax purposes prior to and post the Formation Transaction.

The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a Registered Investment Company (“RIC”) under Subchapter M of the Code and, among other things, intends to make the requisite distributions to its stockholders which will relieve the Company from federal income taxes. Therefore, no provision has been recorded for federal income taxes.

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

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of December 31, 2013 and December 31, 2012, there were no uncertain tax positions.

The Company is required to determine whether a tax position of the Company is more likely-than-not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that could have negatively impact the Company’s net assets.

U.S. GAAP provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.

The Company has concluded that it was not necessary to record a liability for any such tax positions as of December 31, 2013 or 2012. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of December 31, 2013 and 2012. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations.

Portfolio and Investment Activity

As of December 31, 2013, our portfolio consisted of investments in 41 portfolio companies with a fair value of approximately $364.7 million.

During the year ended December 31, 2013, we made approximately $110.9 million of investments in new or existing portfolio companies and had approximately $52.7 million in aggregate amount of exits and repayments resulting in net investments of approximately $58.2 million for the period. During the year ended December 31, 2012, we made approximately $56.5 million of investments in new or existing portfolio companies and had approximately $23.7 million in aggregate amount of exits and repayments resulting in net investments of approximately $32.8 million for the period. During the year ended December 31, 2011, we made approximately $117.3 million of investments in new or existing portfolio companies and had approximately $44.9 million in aggregate amount of exits and repayments resulting in net investments of approximately $72.4 million for the period.

As of December 31, 2013, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $7.3 million and $8.9 million, and $25.3 million and $25.3 million, respectively. As of December 31, 2013, the Company had approximately $101.6 million of cash and cash equivalents. As of December 31, 2012, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $6.0 million and $7.5 million, and $17.4 million and $29.9 million, respectively. As of December 31, 2012, the Company had $30.5 million of cash and cash equivalents.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of December 31, 2013 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total	Investments at Fair Value	Fair Value Percentage of Total
Senior Secured Debt	$103,457	25.7%	$102,071	21.9%
Subordinated Debt	136,638	33.9	133,710	28.7
Equity and Warrants	61,204	15.2	128,938	27.6
Cash and Cash Equivalents	101,622	25.2	101,622	21.8
Total	$402,921	100.0%	$466,341	100.0%

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of December 31, 2012 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$72,728	28.2%	$73,861	23.5%
Subordinated Debt	109,030	42.2	101,659	32.3
Equity and Warrants	45,940	17.8	108,411	34.5
Cash and Cash Equivalents	30,467	11.8	30,467	9.7
Total	$258,165	100.0%	$314,398	100.0%

As of December 31, 2013, our income-bearing investment portfolio, which represented nearly 65% of our total portfolio, had a weighted average yield of approximately 13.7% all bearing a fixed rate of interest. As of December 31, 2012, our income-bearing investment portfolio, which represented nearly 62% of our total portfolio, had a weighted average yield of approximately 13.5% all bearing a fixed rate of interest.

 The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	December 31, 2013		December 31, 2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Oil & Gas Services	$25,321	7.0%	$6,240	2.2%
QSR Franchisee	24,787	6.8	29,950	10.5
Sales & Marketing Services	22,753	6.3	7,008	2.5
Professional Employer Organization	22,677	6.2	15,229	5.4
Industrial Equipment Rental	22,500	6.2	18,001	6.4
Printing Services	16,448	4.5	8,185	2.9
Oil & Gas Engineering and Consulting Services	15,000	4.1	—	—
Footwear Retail	14,807	4.1	7,131	2.5
QSR Franchisor	14,622	4.0	15,112	5.3
Personal Product Manufacturer	14,073	3.9	12,892	4.5
Specialty Clothing	12,724	3.5	10,333	3.6
Medical Device Distributor	11,121	3.0	9,847	3.5
Retail Display & Security Services	10,823	3.0	—	—
Culinary Products	10,302	2.8	8,769	3.1
Fuel Transportation Services	10,274	2.8	9,043	3.2
Aerospace Parts Manufacturer	10,064	2.8	5,219	1.8
Dental Practice Management	9,273	2.6	7,984	2.8
Textile Equipment Manufacturer	9,031	2.5	8,433	3.0
Energy Services	8,783	2.4	7,287	2.6
Conglomerate	7,630	2.1	8,565	3.0
Computer Supply Retail	6,673	1.8	—	—
Produce Distribution	6,631	1.8	6,722	2.4
Replacement Window Manufacturer	6,284	1.7	5,585	2.0
Transportation	6,000	1.6	—	—
Environmental Services Products	5,185	1.4	—	—
Data Processing & Digital Marketing	5,061	1.4	637	0.2
Advertising & Marketing Services	4,911	1.3	18,453	6.5
Western Wear Retail	4,774	1.3	19,928	7.0
Metal Recycler	3,950	1.1	2,931	1.0
Automotive Chemicals & Lubricants	3,886	1.1	3,283	1.2
Petroleum Equipment Supplier	3,624	1.0	2,681	0.9
Industrial Manufacturing	3,440	0.9	—	—
Specialty Defense Contractor	2,799	0.8	467	0.2

Building Supplies	2,509	0.7	972	0.3
Online Travel Sales & Marketing	1,638	0.4	1,421	0.5
Quick Lube Services	1,604	0.4	13,248	4.7
Industrial Boiler Manufacturer	1,536	0.4	2,660	0.9
In-Home Healthcare Services	748	0.2	374	0.1
IT Hosting Services	453	0.1	372	0.1
Usenet Hosting Services	—	—	6,214	2.2
Textile Manufacturer	—	—	1,590	0.6
Corporate Fulfillment	—	—	1,165	0.4
Total	$364,719	100.0%	$283,931	100.0%

All investments made by the Company as of December 31, 2013 and December 31, 2012 were made in portfolio companies located in the U.S. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value at December 31, 2013 and December 31, 2012 (dollars in thousands):

	At December 31, 2013		At December 31, 2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$254,143	69.7%	$202,429	71.3%
West	66,637	18.3	47,931	16.9
Northeast	23,436	6.4	18,419	6.5
Midwest	20,503	5.6	15,152	5.3
Total	$364,719	100.0%	$283,931	100.0%

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

Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2013 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$183,194	50.2%
2	129,721	35.5
3	44,680	12.3
4	7,124	2.0
5	—	—
Total	$364,719	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2012 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$172,598	60.8%
2	80,676	28.4
3	21,870	7.7
4	8,787	3.1
5	—	—
Total	$283,931	100.0%

The Company had non-accrual loans outstanding with a fair market value of $6.5 million and $5.1 million as of December 31, 2013 and December 31, 2012, respectively.

Results of Operations

Operating results for the years ended December 31, 2013, 2012, and, 2011 are as follows (dollars in thousands):

	For the Year Ended December 31
	2013	2012	2011
Total investment income	$35,433	$24,939	$17,625
Total expenses	15,949	12,015	8,712
Net investment income	19,484	12,924	8,913
Net realized gains	2,187	1,590	2,963
Net unrealized appreciation	7,187	35,056	13,461
Net increase in net assets resulting from operations	$28,858	$49,570	$25,337

Investment income

The composition of our investment income for the years ended December 31, 2013, 2012 and 2011 was as follows (dollars in thousands):

	For the Year Ended December 31
	2013	2012	2011
Loan interest and fee income	$25,777	$21,763	$14,539
Payment-in-kind interest income	1,571	1,789	1,639
Dividend income	6,432	1,052	1,018
Interest from cash and cash equivalents	149	141	242
Income from pass-through entities	1,504	171	187
Other Income	—	23	—
Total Investment Income	$35,433	$24,939	$17,625

For the year ended December 31, 2013, total investment income increased $10.5 million, or 42.1% compared to the fiscal year ended December 31, 2012. The increase from the prior year relates to higher dividend income mostly from recapitalizations of control investments, and higher loan and fee income resulting from an increasing investment portfolio.

For the year ended December 31, 2012, total investment income increased $7.3 million, or 41.5% compared to the fiscal year ended December 31, 2011. The increase from the prior year relates to higher loan and fee income resulting from an increasing investment portfolio.

  Operating expenses

The composition of our expenses for the years ended December 31, 2013, 2012 and 2011 was as follows (dollars in thousands):

	For the Year Ended December 31
	2013	2012	2011

Interest expense and amortization of deferred financing fees	$8,384	$7,853	$5,476
Management fees net of management fee waiver	4,731	4,043	2,651
Incentive fees	1,525	—	—
General and administrative expenses	1,309	119	585
Total expenses net of management fee waiver	$15,949	$12,015	$8,712

Operating expenses for the year ended December 31, 2013 increased $3.9 million over the year ended December 31, 2012. The increase is attributable to an incentive fee of $1.5 million under the new advisory agreement, and $0.9 million of general and administrative expenses following the IPO on September 30, 2013.

Operating expenses for the year ended December 31, 2012 increased $3.3 million over the year ended December 31, 2011. Interest expense increased $2.4 million, resulting from $35.0 million of SBA-guaranteed debenture advances during 2012, and $72.7 million of advances during 2011.

  Net realized gains/losses on sales of investments

During the years ended December 31, 2013, 2012 and 2011, we recognized $2.2 million, $1.6 million and $3.0 million of net realized gains on our portfolio investments, respectively.

  Net unrealized appreciation on investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the years ended December 31, 2013, 2012 and 2011, we had $7.2 million, $35.1 million and $13.5 million of unrealized appreciation, respectively, on portfolio investments. During 2012, unrealized appreciation on investments was significantly higher than 2013 or 2011, primarily related to appreciation on two equity investments.

  Changes in net assets resulting from operations

For the fiscal years ended December 31, 2013, 2012 and 2011 we recorded a net increase in net assets resulting from operations of $28.9 million, $49.6 million, and $25.3 million, respectively. Based on the weighted average shares of common stock outstanding for the year ended December 31, 2013, our per share net increase in net assets resulting from operations was $2.22.

Financial Condition, Liquidity and Capital Resources

In addition to the $74.25 million of net proceeds from our IPO, we intend to continue to generate cash from future offerings of securities and cash flows from operations, including earnings on investments in our portfolio and future investments, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. In addition to our existing SBA-guaranteed debentures, we may, if permitted by regulation, seek to issue additional SBA-guaranteed debentures as well as other forms of leverage and borrow funds to make investments, including before we have fully invested the proceeds of this offering.

As of December 31, 2013, we had $101.6 million in cash and cash equivalents, and our net assets totaled $268.7 million. On January 15, 2014, the Company filed a registration statement on form N-2 in connection with the registration of senior notes.

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

A summary of the Company’s significant contractual payment obligations as of December 31, 2013 is as follows (dollars in thousands):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
SBA-Guaranteed Debentures	$10,000	$21,500	$—	$170,700	$202,200
Total Contractual Obligations	$10,000	$21,500	$—	$170,700	$202,200

On February 28, 2014, the Company paid off $10.0 million in SBA-Guaranteed debentures due in less than one year, including $2.0 million that matured on March 1, 2014 and prepayment of $8.0 million that was scheduled to mature on September 1, 2014.

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

In addition, the Investment Advisor’s investment team also manages Fund IV, a private investment limited partnership providing financing solutions to smaller and lower middle-market companies that had its first closing in March 2013 and obtained SBA approval for its SBIC license in April 2013. In addition to Fund IV, affiliates of the Investment Advisor may manage several affiliated funds whereby institutional limited partners in Fund IV, have had the opportunity to co-invest with Fund IV in portfolio investments. The Investment Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. The Investment Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Advisor or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Advisor’s allocation procedures. We do not expect to make co-investments, or otherwise compete for investment opportunities, with Fund IV because its focus and investment strategy differ from our own.

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

Recent Developments

On January 2, 2014, the Company invested $8.3 million in Velum Global Credit Management, LLC senior debt that will yield 15% cash interest.

On February 14, 2014, the Company invested $200 thousand in Precision Manufacturing, LLC subordinated debt that will yield 14% PIK interest.

On February 24, 2014, the Company refinanced its outstanding debt with Print Direction, Inc. All existing principal was paid off and a $14.0 million unitranche facility was originated that will yield 15% cash interest.

On February 27, 2014, the Company’s Board of Directors declared a quarterly dividend of $0.47 per share payable on March 26, 2014 to holders of record as of March 14, 2014.

On February 28, 2014, the Company paid off $10.0 million in SBA-Guaranteed debentures due in less than one year, including $2.0 million that matured on March 1, 2014 and prepayment of $8.0 million that was scheduled to mature on September 1, 2014.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will generally not be affected by changes in various interest rates, including LIBOR, as assets and liabilities are fixed as of December 31, 2013. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the year ended December 31, 2013, we did not engage in hedging activities.

Assuming that the statement of assets and liabilities as of December 31, 2013 remains constant and that we take no actions to alter our existing interest rate sensitivity, there would be no impact to interest income or net investment income as the result of changes in variable interest rates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Capitala Finance Corp.

We have audited the accompanying consolidated statement of assets and liabilities of Capitala Finance Corp. (the Company), including the consolidated schedule of investments, as of December 31, 2013, and the related consolidated statements of operations, changes in net assets, and the cash flows for year then ended. We have also audited the accompanying consolidated financial highlights for year ended December 31, 2013. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2013 by correspondence with the custodian and directly with management or designees of the portfolio companies, as applicable. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of Capitala Finance Corp. at December 31, 2013, and the consolidated results of its operations, changes in its net assets, and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Charlotte, North Carolina

March 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Capitala Finance Corp.

We have audited the accompanying combined statement of assets and liabilities of Capitala Finance Corp. (the “Company”), including the combined schedule of investments, as of December 31, 2012, and the related combined statements of operations, changes in net assets, and cash flows for each of the years in the two-year period ended December 31, 2012. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Dixon Hughes Goodman llp

High Point, North Carolina

March 28, 2014

Capitala Finance Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of
	December 31, 2013	December 31, 2012
		(combined)
ASSETS

Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $84,138 and $61,609, respectively)	$99,140	$78,769
Affiliate investments (amortized cost of $159,104 and $122,655, respectively)	189,098	136,809
Control investments (amortized cost of $58,057 and $43,434, respectively)	76,481	68,353
Total investments at fair value (amortized cost of $301,299 and $227,698, respectively)	364,719	283,931
Cash and cash equivalents	101,622	30,467
Interest and dividend receivable	2,917	1,917
Due from related parties	1,645	1,494
Deferred financing fees (net of accumulated amortization of $2,216 and $1,898, respectively)	4,871	4,583
Prepaid expenses	654	-
Total assets	$476,428	$322,392

LIABILITIES
SBA debentures payable	$202,200	$177,200
Due to related parties	1,153	197
Incentive fee payable	1,525	-
Interest payable	2,723	2,485
Accounts payable and accrued expenses	157	77
Total liabilities	$207,758	$179,959

NET ASSETS
General partner’s capital	$-	$282
Limited partners’ capital	-	77,358
Common stock, par value $.01, 100,000,000 common shares authorized, 12,974,420 and 0 common shares issued and outstanding, respectively	130	-
Additional paid in capital	188,408	-
Accumulated undistributed net investment income	16,760	8,560
Accumulated undistributed net realized gain (loss) from investments	(48)	-
Net unrealized appreciation on investments	63,420	56,233
Total net assets	268,670	142,433

Total liabilities and net assets	$476,428	$322,392

Net asset value per share	$20.71	N/A

See accompanying notes to consolidated financial statements.

N/A – Not Applicable

Capitala Finance Corp.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the year ended December 31
	2013	2012	2011
		(combined)	(combined)
INVESTMENT INCOME
Loan interest and fee income:
Non-control/Non-affiliate investments	$8,355	$6,742	$6,566
Affiliate investments	12,688	11,683	5,711
Control investments	4,734	3,338	2,262
Total loan interest and fee income	25,777	21,763	14,539
Payment-in-kind interest income:
Non-control/Non-affiliate investments	175	185	616
Affiliate investments	471	532	534
Control investments	925	1,072	489
Total payment-in-kind interest income	1,571	1,789	1,639
Dividend income:
Non-control/Non-affiliate investments	35	-	-
Affiliate investments	314	431	-
Control investments	6,083	621	1,018
Total dividend income	6,432	1,052	1,018
Income from pass-through entities:
Non-control/Non-affiliate investments	5	-	-
Affiliate investments	1,476	153	64
Control investments	23	18	123
Total income from pass-through entities	1,504	171	187
Interest income from cash and cash equivalents	149	141	242
Other income	-	23	-
Total investment income	35,433	24,939	17,625

EXPENSES
Interest expense and amortization of deferred financing fees	8,384	7,853	5,476
Management fees	5,064	4,193	2,651
Incentive fees	1,525	-	-
General and administrative expenses	1,309	119	585
Expenses before management fee waiver	16,282	12,165	8,712
Management fee waiver (See Note 4)	(333)	(150)	-
Total expenses net of management fee waiver	15,949	12,015	8,712

NET INVESTMENT INCOME	19,484	12,924	8,913

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	6,011	180	820
Affiliate investments	(4,099)	1,410	1,017
Control investments	275	-	1,126
Total realized gain from investments	2,187	1,590	2,963
Net unrealized appreciation on investments	7,187	35,056	13,461
Net gain on investments	9,374	36,646	16,424

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$28,858	$49,570	$25,337

NET INCREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC AND DILUTED	$2.22	N/A	N/A

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	12,974,420	N/A	N/A

See accompanying notes to consolidated financial statements.

N/A – Not Applicable

Capitala Finance Corp.

Consolidated Statements of Changes in Net Assets

(in thousands)

			Common Stock		Additional	Accumulated	Accumulated	Net Unrealized
	General	Limited	Number of	Par	Paid in	Undistributed Net	Undistributed Net	Appreciation on
	Partner	Partners	Shares	Value	Capital	Investment Income	Realized Gains	Investments	Total

BALANCE, December 31, 2010	$203	$49,443	-	$-	$-	$1,107	$-	$7,716	$58,469
Partners' capital contributions	6	20,923	-	-	-	-	-	-	20,929
Distribution to partners	-	-	-	-	-	(2,237)	(2,963)	-	(5,200)
Net investment income	-	-	-	-	-	8,913	-	-	8,913
Net realized gain on portfolio investments	-	-	-	-	-	-	2,963	-	2,963
Net change in unrealized appreciation on portfolio investments	-	-	-	-	-	-	-	13,461	13,461
BALANCE, December 31, 2011	209	70,366	-	-	-	7,783	-	21,177	99,535
Partners' capital contributions	73	6,992	-	-	-	-	-	-	7,065
Distribution to partners	-	-	-	-	-	(12,147)	(1,590)	-	(13,737)
Net investment income	-	-	-	-	-	12,924	-	-	12,924
Net realized gain on portfolio investments	-	-	-	-	-	-	1,590	-	1,590
Net change in unrealized appreciation on portfolio investments	-	-	-	-	-	-	-	35,056	35,056
BALANCE, December 31, 2012	282	77,358	-	-	-	8,560	-	56,233	142,433
Partners' capital contributions	-	24,852	-	-	-	-	-	-	24,852
Distribution to partners	-	-	-	-	-	(5,186)	(2,235)	-	(7,421)
Formation transactions	(282)	(102,210)	8,974,420	90	114,198	-	-	-	11,796
Public offering of common stock	-	-	4,000,000	40	74,210	-	-	-	74,250
Net investment income	-	-	-	-	-	19,484	-	-	19,484
	-	-	-	-	-	-	-	-	-
Net realized gain on portfolio investments	-	-	-	-	-	-	2,187	-	2,187
Net change in unrealized appreciation on portfolio investments	-	-	-	-	-	-	-	7,187	7,187
Dividends declared from net investment income	-	-	-	-	-	(6,098)	-	-	(6,098)
BALANCE, December 31, 2013	$-	$-	12,974,420	$130	$188,408	$16,760	$(48)	$63,420	$268,670

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended December 31
	2013	2012	2011
		(combined)	(combined)
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$28,858	$49,570	$25,337
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of portfolio investments	(110,929)	(56,473)	(117,243)
Repayments of portfolio investments	52,755	23,716	44,885
Net realized gain on portfolio investments	(2,187)	(1,590)	(2,963)
Increase in net unrealized appreciation on portfolio investments	(7,187)	(35,056)	(13,461)
Payment-in-kind interest accrued, net of payments received	(1,408)	(1,473)	(1,159)
Accretion of original issue discount on portfolio investments	(36)	(316)	(478)
Amortization of deferred financing fees	318	634	481
Changes in assets and liabilities:
Interest and dividend receivable	(1,000)	(558)	(612)
Interest payable	238	647	931
Incentive fee payable	1,525	-	-
Due from related parties	(151)	142	(420)
Accounts payable and accrued expenses	80	(357)	(272)
Due to related parties	956	(224)	(818)
Prepaid expenses	(654)	-	-
NET CASH USED IN OPERATING ACTIVITIES	(38,822)	(21,338)	(65,792)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of SBA-guaranteed debentures	25,000	35,000	72,700
Partners' capital contributions	24,852	7,252	20,675
Proceeds from IPO, net of underwriting expense	74,250	-	-
Distributions paid	(7,421)	(13,779)	(5,142)
Dividends declared and paid	(6,098)	-	-
Deferred financing fees paid	(606)	(849)	(2,670)
NET CASH PROVIDED BY FINANCING ACTIVITIES	109,977	27,624	85,563

NET INCREASE IN CASH AND CASH EQUIVALENTS	71,155	6,286	19,771
CASH AND CASH EQUIVALENTS, beginning of year	30,467	24,181	4,410
CASH AND CASH EQUIVALENTS, end of year	$101,622	$30,467	$24,181

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$7,828	$6,573	$4,070

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
In-kind contribution of assets	$11,796	$-	$-
Distribtion payable	$-	$(16)	$(58)
Conversion of debt securities to equity securities	$-	$2,365	$-
Release of restricted cash for partner's capital contribution	$-	$56	$-
Receivable issued for partner's capital contributions	$-	$-	$248
Investment in debt security with proceeds from affiliates	$-	$-	$250
Capital Contribution in exchange for waived management fee	$-	$5	$6

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units)

December 31, 2013

Company (4, 5)	Industry	Investment Interest Rate / Maturity	Principal Amount	Cost	Fair Value	% of Net Assets
Non-control/Non-affiliated investments - 36.9%
AAE Acquisition, LLC	Industrial Equipment Rental	Senior Secured Term Debt (12% Cash, Due 5/6/15)	$19,000	$18,992	$19,000	7.1%
AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (21% fully diluted)	-	25	3,500	1.3%
				19,017	22,500	8.4%
American Exteriors, LLC	Replacement Window Manufacturer	Senior Secured Debt (14.0% Cash, Due 6/30/14)	4,565	3,365	4,565	1.7%
American Exteriors, LLC (1)	Replacement Window Manufacturer	Jr. Convertible Note (10.0% Cash, Due 6/30/15)	500	416	612	0.2%
American Exteriors, LLC (8)	Replacement Window Manufacturer	Common Stock Warrants (15% fully diluted)	-	-	1,106	0.4%
				3,781	6,283	2.3%
Boot Barn Holding Corporation	Western Wear Retail	Common Stock (2,400 shares)	-	2,400	4,774	1.8%
				2,400	4,774	1.8%
Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)	-	258	231	0.1%
Caregiver Services, Inc. (8)	In-Home Healthcare Services	Common Stock Warrants (655,908 units)	-	264	517	0.2%
				522	748	0.3%
Crowley Holdings, Inc. (6)	Transportation	Series A Income Preferred Shares (6,000 shares, 10% cash, 2% PIK dividend)	-	6,000	6,000	2.2%
				6,000	6,000	2.2%
Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Senior Secured Term Debt (13% Cash, Due 10/6/16)	2,000	2,000	2,000	0.7%
Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Common Unit Warrants (12% fully diluted)	-	-	800	0.3%
				2,000	2,800	1.0%
Medical Depot, Inc.	Medical Device Distributor	Subordinated Debt (14% Cash, Due 10/11/16)	4,667	4,667	4,667	1.7%
Medical Depot, Inc.	Medical Device Distributor	Series C Convertible Preferred Stock (740 shares)	-	1,333	2,129	0.8%
	`
				6,000	6,796	2.5%
Naples Lumber & Supply Co (1)	Building Supplies	Subordinated Debt (6% cash, Due 2/15/14)	2,109	1,309	2,109	0.8%
Naples Lumber & Supply Co	Building Supplies	Common Stock Warrants (10% fully diluted)	-	-	400	0.1%
				1,309	2,509	0.9%
Pickaway Plains Ambulance Services, Inc. (1, 2)	Medical Transportation Services	Senior Secured Term Debt (13% Cash, Due 12/31/15)	1,548	-	-	0.0%
Pickaway Plains Ambulance Services, Inc.	Medical Transportation Services	Common Stock Warrants (5% fully diluted)	-	-	-	0.0%
				-	-	0.0%
Precision Manufacturing, LLC (2)	Industrial Boiler Manufacturer	Subordinated Debt (13% Cash, Due 2/10/17)	2,500	2,500	1,536	0.6%
Precision Manufacturing, LLC	Industrial Boiler Manufacturer	Membership Unit Warrants (70,000 units)	-	-	-	0.0%
				2,500	1,536	0.6%

Sierra Hamilton, LLC	Oil & Gas Engineering and Consulting Services	Senior Debt (12.25% Cash, 12/15/18)	15,000	15,000	15,000	5.6%
				15,000	15,000	5.6%
Southern Pump & Tank Company, LLC (1)	Petroleum Equipment Supplier	Senior Secured Term Debt (13% Cash, 6% PIK, Due 6/15/14)	3,633	3,213	3,624	1.3%
Southern Pump & Tank Company, LLC	Petroleum Equipment Supplier	Common Stock Warrants (10% fully diluted)	-	-	-	0.0%
				3,213	3,624	1.3%
Stoddard Hill Media Holdings, LLC	IT Hosting Services	Class D Preferred Units (132,159 shares)	-	300	453	0.2%
				300	453	0.2%
Tenere, Inc.	Industrial Manufacturing	Senior Secured Term Debt (11% Cash, 2% PIK, Due 12/17/17)	3,440	3,440	3,440	1.3%
				3,440	3,440	1.3%
Worklife America, Inc.	Professional Employer Organization	Senior Secured Debt (12% Cash, Due 12/28/16)	18,656	18,656	18,656	7.0%
Worklife America, Inc.	Professional Employer Organization	Common Unit Warrants (3.84% ownership)	-	-	3,441	1.3%
Worklife America, Inc.	Professional Employer Organization	Preferred Unit Warrants (3.84% ownership)	-	-	580	0.2%
				18,656	22,677	8.5%
Sub Total Non-control/Non-affiliated investments				$84,138	$99,140	36.9%
Affiliate investments - 70.4%
Chef'N Corporation	Culinary Products	Subordinated Debt (15%, 3% PIK at company's option, Due 5/16/18)	$6,300	$6,300	$6,300	2.3%
Chef'N Corporation	Culinary Products	Series A Preferred Stock (1,000,000 shares)	-	1,000	4,002	1.5%
				7,300	10,302	3.8%
City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 9/28/16)	8,231	8,231	8,231	3.1%
City Gear, LLC (6)	Footwear Retail	Preferred Membership Units (2.78% fully diluted, 9% dividend)	-	1,269	1,269	0.5%
City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.37% fully diluted)	-	-	5,307	2.0%
				9,500	14,807	5.6%
Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (14% Cash, 2% PIK, Due 3/22/18)	11,174	11,174	11,174	4.2%
Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (2,216,463 shares)	-	2,576	9,797	3.6%
Corporate Visions, Inc.	Sales & Marketing Services	Common Stock Warrant (403,257 shares)	-	-	1,782	0.7%
				13,750	22,753	8.5%
GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares)	-	1,998	2,370	0.9%
GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)	-	2	2,541	0.9%
				2,000	4,911	1.8%
Impresa Aerospace Holdings, LLC (3)	Aerospace Parts Manufacturer	Subordinated Debt (4.1% Cash, Due 4/28/16)	13,274	12,258	10,064	3.7%
Impresa Aerospace Holdings, LLC	Aerospace Parts Manufacturer	Class A Membership Units (1,006,621 units)	-	900	-	0.0%
Impresa Aerospace Holdings, LLC	Aerospace Parts Manufacturer	Class C Membership Units (362,416 units)	-	362	-	0.0%
Impresa Aerospace Holdings, LLC	Aerospace Parts Manufacturer	Class F Membership Units (604,504 units)	-	604	-	0.0%
				14,124	10,064	3.7%

Company (4, 5)	Industry	Investment Interest Rate / Maturity	Principal Amount	Cost	Fair Value	% of Net Assets
J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13% Cash, Due 7/16/18)	5,182	5,182	5,182	2.0%
J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 units)	-	818	934	0.3%
J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (4,506 shares)	-	-	515	0.2%
				6,000	6,631	2.5%
LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)	-	1,500	14,622	5.4%
				1,500	14,622	5.4%
MJC Holdings, LLC	Specialty Clothing	Subordinated Debt (14%, 2% PIK at company's option, Due 1/16/18)	7,500	7,500	7,500	2.8%
MJC Holdings, LLC	Specialty Clothing	Series A Preferred Units (2,000,000 units)	-	2,000	5,224	1.9%
				9,500	12,724	4.7%
MMI Holdings, LLC	Medical Device Distributor	Senior Secured Debt (12% Cash, Due 10/17/14)	2,600	2,600	2,600	1.1%
MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 8/15/15)	400	388	400	0.1%
MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units)	-	1,052	1,200	0.4%
MMI Holdings, LLC	Medical Device Distributor	Common Units (45 units)	-	-	125	0.0%
				4,040	4,325	1.6%
MTI Holdings, LLC	Retail Display & Security Services	Subordinated Debt (12% Cash, Due 11/1/18)	8,000	8,000	8,000	3.0%
MTI Holdings, LLC	Retail Display & Security Services	Capital Units (2,000,000 units)	-	2,000	2,823	1.1%
				10,000	10,823	4.1%
Source Capital ABUTEC, LLC	Environmental Services Products	Senior Secured Debt (12% Cash, 3% PIK, Due 12/28/17)	5,125	5,125	5,125	1.9%
Source Capital ABUTEC, LLC	Environmental Services Products	Preferred Membership Units (15.5% fully diluted)	-	1,240	60	0.0%
				6,365	5,185	1.9%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Subordinated Debt (13% Cash, Due 2/17/17)	2,500	2,500	2,500	0.9%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% fully diluted)	-	750	810	0.3%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Common Stock Warrants (6.65% fully diluted)	-	-	576	0.2%
				3,250	3,886	1.4%
Source Capital SSCR, LLC	Personal Product Manufacturer	Senior Secured Term Debt (14% Cash, Due 7/6/17)	15,000	15,000	12,115	4.5%
Source Capital SSCR, LLC	Personal Product Manufacturer	Senior Secured Term Debt (14% Cash, 5% PIK, Due 3/28/14)	2,079	2,079	1,958	0.7%
Source Capital SSCR, LLC	Personal Product Manufacturer	Preferred Membership Units (14,718 units)	-	1,720	-	0.0%
Source Capital SSCR, LLC	Personal Product Manufacturer	Membership Unit Warrants (0.987% fully diluted)	-	-	-	0.0%
				18,799	14,073	5.2%
Source Recycling, LLC (2)	Metal Recycler	Subordinated Debt (13% Cash, Due 9/2/16)	5,000	5,000	3,950	1.5%
Source Recycling, LLC	Metal Recycler	Membership Units (68,658 units)	-	1,590	-	0.0%
Source Recycling, LLC	Metal Recycler	Membership Unit Warrants (1% fully diluted)	-	-	-	0.0%
				6,590	3,950	1.5%

Sparus Holdings	Energy Services	Subordinated Debt (12% Cash, Due 3/21/16)	7,000	7,000	7,000	2.6%
Sparus Holdings	Energy Services	Series B Preferred Stock (5,703 shares)	-	1,173	1,479	0.6%
Sparus Holdings	Energy Services	Common Stock Warrants (3,491 shares)	-	-	304	0.1%
				8,173	8,783	3.3%
STX Healthcare Management Services, Inc. (1)	Dental Practice Management	Subordinated Debt (14% Cash, Due 7/31/15)	7,425	7,425	7,425	2.8%
STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares)	-	1,200	942	0.4%
STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock Warrants (1,154,254 shares)	-	218	906	0.3%
				8,843	9,273	3.5%
Take 5 Oil Change, LLC	Quick Lube Services	Common Stock (10,692 shares)	-	1,069	1,604	0.6%
				1,069	1,604	0.6%
TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 11/22/18)	12,088	12,088	12,088	4.5%
TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 2/1/19)	9,633	9,633	9,633	3.6%
TCE Holdings, Inc.	Oil & Gas Services	Class A Common Stock (3,600 shares)	-	3,600	3,600	1.3%
				25,321	25,321	9.4%
V12 Holdings	Data Processing & Digital Marketing	Bridge Note (0% Cash, Due 12/31/14)	663	361	663	0.3%
V12 Holdings	Data Processing & Digital Marketing	Tier 2 Note (0% Cash, Due 12/31/14)	81	44	81	0.0%
V12 Holdings	Data Processing & Digital Marketing	Senior Subordinated Note (0% Cash, Due 12/31/14)	3,563	2,369	3,598	1.3%
V12 Holdings	Data Processing & Digital Marketing	Tier 3 Note (0% Cash, Due 12/31/14)	299	206	314	0.1%
V12 Holdings	Data Processing & Digital Marketing	Jr. Subordinated Note (0% Cash, Due 12/31/14)	2,750	-	405	0.2%
V12 Holdings	Data Processing & Digital Marketing	Tier 4 Note (0% Cash, Due 12/31/14)	243	-	-	0.0%
V12 Holdings	Data Processing & Digital Marketing	Series A-1 Preferred Stock (255,102 shares)	-	-	-	0.0%
V12 Holdings	Data Processing & Digital Marketing	Series A-3 Preferred Stock (88,194 shares)	-	-	-	0.0%
V12 Holdings	Data Processing & Digital Marketing	Series A-5 Preferred Stock (20,530 shares)	-	-	-	0.0%
V12 Holdings	Data Processing & Digital Marketing	Common Stock Warrants (2,063,629 warrants)	-	-	-	0.0%
				2,980	5,061	1.9%
Sub Total Affiliate investments				$159,104	$189,098	70.4%
Control investments - 28.4%
CableOrganizer Acquisition, LLC	Computer Supply Retail	Senior Secured Debt (12% Cash, 4% PIK, Due 5/24/18)	$6,585	$6,585	$6,585	2.5%
CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (1,125,000 shares)	-	1,125	88	0.0%
				7,710	6,673	2.5%

KBP Investments, LLC (6) (7)	QSR Franchisee	Class A Preferred Stock (8,270 shares, 10% Dividend)	-	8,269	8,269	3.1%
KBP Investments, LLC	QSR Franchisee	Class A Common Stock (380,413 shares)	-	-	16,518	6.1%
				8,269	24,787	9.2%
Market E’s, LLC	Online Travel Sales & Marketing	Senior Secured Debt (10% Cash, Due 12/31/14)	650	650	650	0.2%
Market E’s, LLC (2)	Online Travel Sales & Marketing	Senior Subordinated Debt (14% Cash, 3% PIK, Due 12/31/14)	3,014	2,832	988	0.4%
Market E’s, LLC	Online Travel Sales & Marketing	Class A Preferred Stock (600 shares)	-	240	-	0.0%
Market E’s, LLC	Online Travel Sales & Marketing	Class B Preferred Stock (2,411 shares)	-	965	-	0.0%
Market E’s, LLC	Online Travel Sales & Marketing	Class A Common Stock (600 shares)	-	-	-	0.0%
				4,687	1,638	0.6%
Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/16/16)	1,862	1,862	1,862	0.7%
Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/16/16)	3,557	3,557	3,557	1.3%
Micro Precision, LLC	Conglomerate	Common Stock (47 units)	-	1,629	2,210	0.8%
				7,048	7,629	2.8%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Senior Secured Term (17%, 3% PIK at company's option, Due 2/1/16)	6,753	6,753	6,753	2.5%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares)	-	1,000	1,200	0.5%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)	-	1	1,079	0.4%
				7,754	9,032	3.4%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/16)	4,848	4,848	4,848	1.8%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)	-	3,278	2,719	1.0%
On-Site Fuel Services, Inc. (6)	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)	-	2,451	2,707	1.0%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,107 shares)	-	33	-	0.0%
				10,610	10,274	3.8%
Print Direction, Inc. (1)	Printing Services	Subordinated Debt (12% Cash, 6% PIK, Due 7/25/2018)	4,424	4,389	4,424	1.6%
Print Direction, Inc. (1)	Printing Services	Subordinated Debt (14% Cash, Due 7/31/18)	4,600	4,600	4,600	1.7%
Print Direction, Inc.	Printing Services	Common Stock (19,363 shares)	-	2,990	7,110	2.7%
Print Direction, Inc.	Printing Services	Common Stock Warrants (3% fully diluted)	-	-	314	0.1%
				11,979	16,448	6.1%
Sub Total Control investments				$58,057	$76,481	28.4%
TOTAL INVESTMENTS - 135.7%				$301,299	$364,719	135.7%

(1) The maturity date of the original investment has been extended.

(2) Due to deterioration in credit quality, this investment is on non- accrual status.

(3) The debt investment is accruing interest based on the terms of the forebearance agreement.

(4) All debt investments are income producing. Equity and warrant investments are non-income producing, unless otherwise noted.

(5) Percentages are based on net assets of $268,670 as of December 31, 2013.

(6) The equity investment is income producing, based on cash rate disclosed.

(7) During the fourth quarter of 2013, the Company accepted a consent fee that waives its right to dividends through September 30, 2014.

(8) The equity investment has an exercisable put option.

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Combined Schedule of Investments

(in thousands, except for units)

December 31, 2012

Company (3, 4)	Industry	Investment Interest Rate / Maturity	Principal Amount	Cost	Fair Value	% of Net Assets
Non-control/Non-affiliated investments - 55.3%
AAE Acquisition, LLC	Industrial Equipment Rental	Senior Secured Term Debt (13% Cash, Due 5/6/15)	$14,500	$14,488	$14,500	10.2%
AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (21% fully diluted)	—	25	3,501	2.4%
				14,513	18,001	12.6%
American Exteriors, LLC (1, 2)	Replacement Window Manufacturer	Senior Secured Debt (14.0% Cash, Due 6/30/14)	4,565	3,365	5,137	3.6%
American Exteriors, LLC	Replacement Window Manufacturer	Jr. Convertible Note (10.0% Cash, Due 6/30/15)	125	—	125	0.1%
American Exteriors, LLC	Replacement Window Manufacturer	Common Stock Warrants (15% fully diluted)	—	—	323	0.2%
				3,365	5,585	3.9%
Boot Barn Holding Corporation	Western Wear Retail	Subordinated Debt (12.5% Cash, Due 12/12/16)	15,000	15,000	15,000	10.5%
Boot Barn Holding Corporation	Western Wear Retail	Common Stock (2,400 shares)	—	2,400	4,928	3.5%
				17,400	19,928	14.0%
Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (146,593 shares)	—	140	116	0.1%
Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock Warrants (1.49% fully diluted)	—	—	259	0.2%
				140	375	0.3%
Highwinds Capital, Inc.	Usenet Hosting Services	Common Stock (33,176 shares)	—	—	4,739	3.3%
Highwinds Capital, Inc.	Usenet Hosting Services	Common Stock Warrants (1,087 shares)	—	—	1,475	1.0%
				—	6,214	4.3%
Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Senior Secured Term Debt (13% Cash, Due 10/6/16)	1,300	1,300	467	0.3%
Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Common Unit Warrants (12% fully diluted)	—	—	—	0.0%
				1,300	467	0.3%
Medical Depot, Inc.	Medical Device Distributor	Subordinated Debt (14% Cash, Due 10/11/16)	4,667	4,667	4,667	3.3%
Medical Depot, Inc.	Medical Device Distributor	Series C Convertible Preferred Stock (740 shares)	—	1,333	1,619	1.1%
				6,000	6,286	4.4%
Naples Lumber & Supply Co	Building Supplies	Subordinated Debt (6% Cash, Due 2/15/14)	984	394	972	0.7%
Naples Lumber & Supply Co	Building Supplies	Common Stock Warrants (5% fully diluted)	—	—	—	0.0%
				394	972	0.7%
Precision Manufacturing, LLC	Industrial Boiler Manufacturer	Senior Secured Term Debt (13% Cash, Due 2/10/17)	2,500	2,500	2,447	1.7%
Precision Manufacturing, LLC	Industrial Boiler Manufacturer	Membership Unit Warrants (6.65% fully diluted)	—	—	213	0.2%
				2,500	2,660	1.9%
Southern Pump & Tank Company, LLC (1)	Petroleum Equipment Supplier	Senior Secured Term Debt (13% Cash, 6% PIK, Due 6/15/14)	1,679	1,679	1,679	1.2%
Southern Pump & Tank Company, LLC (1)	Petroleum Equipment Supplier	Senior Secured Term Debt (4% Cash, 6% PIK, Due 6/15/14)	877	644	877	0.6%
Southern Pump & Tank Company, LLC (1)	Petroleum Equipment Supplier	Senior Secured Term Debt (13% Cash, 6% PIK, Due 6/15/14)	124	124	124	0.1%
Southern Pump & Tank Company, LLC	Petroleum Equipment Supplier	Common Stock Warrants (8% fully diluted)	—	—	—	0.0%
				2,447	2,680	1.9%

Stoddard Hill Media Holdings, LLC	IT Hosting Services	Class D Preferred Units (132,159 shares)	—	300	372	0.3%
				300	372	0.3%
Worklife America, Inc.	Professional Employer Organization	Senior Secured Debt (12% Cash, Due 12/28/16)	13,250	13,250	13,250	9.3%
Worklife America, Inc.	Professional Employer Organization	Common Unit Warrants (3% fully diluted)	—	—	1,909	1.4%
Worklife America, Inc.	Professional Employer Organization	Preferred Unit Warrants (3% fully diluted)	—	—	70	0.0%
				13,250	15,229	10.7%
Sub Total Non-control/Non-affiliated investments				$61,609	$78,769	55.3%
Affiliate investments - 96.1%
Chef'N Corporation	Culinary Products	Subordinated Debt (15% Cash, 3% optional PIK, Due 5/16/18)	$6,300	$6,300	$6,300	4.4%
Chef'N Corporation	Culinary Products	Series A Preferred Stock (1,000,000 shares)	—	1,000	2,469	1.7%
				7,300	8,769	6.1%
City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 9/28/16)	4,231	4,231	4,231	3.0%
City Gear, LLC (5)	Footwear Retail	Preferred Membership Units (scheduled 9% dividend)	—	1,269	1,825	1.3%
City Gear, LLC	Footwear Retail	Membership Unit Warrants (9.817% fully diluted)	—	—	1,074	0.7%
				5,500	7,131	5.0%
Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (2,000,000 shares)	—	2,000	5,928	4.2%
Corporate Visions, Inc.	Sales & Marketing Services	Common Stock Warrants (302,534 shares)	—	—	1,079	0.7%
				2,000	7,008	4.9%
Fresh Food Concepts, Inc.	Salsa Manufacturer	Subordinated Debt (13% Cash, 4% PIK, Due 11/30/15)	3,240	3,240	—	0.0%
Fresh Food Concepts, Inc.	Salsa Manufacturer	Class A Common Units (1,500 units)	—	1,500	—	0.0%
Fresh Food Concepts, Inc.	Salsa Manufacturer	Class C Common Unit Warrants (165 units)	—	43	—	0.0%
				4,783	—	0.0%
GA Communications, Inc.	Advertising & Marketing Services	Subordinated Debt (12.5% Cash, Due 4/14/17)	13,000	13,000	13,000	9.2%
GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares)	—	1,998	2,194	1.5%
GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)	—	2	3,260	2.3%
				15,000	18,454	13.0%
Impresa Aerospace Holdings, LLC (3)	Aerospace Parts Manufacturer	Subordinated Debt (12% Cash, 3% PIK, Due 4/28/16)	8,699	8,699	5,219	3.7%
Impresa Aerospace Holdings, LLC	Aerospace Parts Manufacturer	Class A Membership Units (900,000 units)	—	900	—	0.0%
Impresa Aerospace Holdings, LLC	Aerospace Parts Manufacturer	Class C Membership Units (317,114 shares)	—	317	—	0.0%
				9,916	5,219	3.7%
J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13% Cash, Due 7/16/18)	5,182	5,182	5,182	3.6%
J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)	—	818	1,005	0.7%
J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (4,318 shares)	—	—	535	0.4%
				6,000	6,722	4.7%
LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 units)	—	1,500	15,112	10.6%
				1,500	15,112	10.6%
MJC Holdings, LLC	Specialty Clothing	Subordinated Debt (12% Cash, 2% PIK, Due 1/16/18)	7,571	7,571	7,571	5.4%

Company (3, 4)	Industry	Investment Interest Rate / Maturity	Principal Amount	Cost	Fair Value	% of Net Assets
MJC Holdings, LLC	Specialty Clothing	Series A Preferred Units (2,000,000 units)	—	2,000	2,762	1.9%
				9,571	10,333	7.3%
MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 8/15/15)	200	200	200	0.1%
MMI Holdings, LLC	Medical Device Distributor	Senior Secured Debt (12% Cash, Due 10/17/14)	2,600	2,600	2,600	1.9%
MMI Holdings, LLC	Medical Device Distributor	Preferred Units (500 units)	—	500	575	0.4%
MMI Holdings, LLC	Medical Device Distributor	Common Units (45 shares)	—	—	187	0.1%
				3,300	3,562	2.5%
Pickaway Plains Ambulance Services, Inc. (1, 2)	Medical Transportation Services	Senior Secured Term Debt (13.0% Cash, Due 12/31/15)	1,248	—	—	0.0%
Pickaway Plains Ambulance Services, Inc.	Medical Transportation Services	Common Stock Warrants (5% fully diluted)	—	—	—	0.0%
				—	—	0.0%
Source Capital ABUTEC, LLC	Oil & Gas Services	Senior Secured Debt (10% Cash, Due 12/28/17)	1,000	1,000	1,000	0.7%
Source Capital ABUTEC, LLC	Oil & Gas Services	Subordinated Debt (12% Cash, 3% PIK, Due 12/28/17)	4,000	4,000	4,000	2.8%
Source Capital ABUTEC, LLC	Oil & Gas Services	Preferred Membership Units (15.5% ownership)	—	1,240	1,240	0.9%
				6,240	6,240	4.4%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Subordinated Debt (13% Cash, Due 2/17/17)	2,500	2,500	2,447	1.7%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (136.12 units)	—	750	539	0.4%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Common Stock Warrants (6.65% fully diluted)	—	—	297	0.2%
				3,250	3,283	2.3%
Source Capital SSCR, LLC	Suntan Lotion Manufacturer	Senior Secured Term Debt (12% Cash, Due 7/6/17)	12,000	12,000	12,000	8.5%
Source Capital SSCR, LLC	Suntan Lotion Manufacturer	Preferred Membership Units (14.91% fully diluted)	—	1,425	893	0.6%
Source Capital SSCR, LLC	Suntan Lotion Manufacturer	Membership Unit Warrants (1.0% fully diluted)	—	—	—	0.0%
				13,425	12,893	9.1%
Source Recycling, LLC	Metal Recycler	Subordinated Debt (13% Cash, Due 9/2/16)	4,900	4,900	2,931	2.1%
Source Recycling, LLC	Metal Recycler	Membership Units (68,658 shares)	—	1,391	—	0.0%
Source Recycling, LLC	Metal Recycler	Common Unit Warrants (1.0% fully diluted)	—	—	—	0.0%
				6,291	2,931	2.1%
Sparus Holdings	Energy Services	Subordinated Debt (12% Cash, Due 3/18/14)	7,000	7,000	7,000	4.9%
Sparus Holdings	Energy Services	Series B Preferred Stock (2,852 shares)	—	500	287	0.2%
Sparus Holdings	Energy Services	Common Stock Warrants (3,491 shares)	—	—	—	0.0%
				7,500	7,287	5.1%
STX Healthcare Management Services, Inc.	Dentistry Services	Subordinated Debt (14% Cash, Due 7/31/15)	6,625	6,593	6,625	4.6%
STX Healthcare Management Services, Inc.	Dentistry Services	Common Stock (1,200,000 shares)	—	1,200	680	0.5%
STX Healthcare Management Services, Inc.	Dentistry Services	Common Stock Warrants (845,784 shares)	—	218	680	0.5%
				8,011	7,984	5.6%
Take 5 Oil Change, LLC	Quick Lube Services	Senior Secured Debt (10% Cash, Due 11/28/16)	12,000	12,000	12,000	8.4%
Take 5 Oil Change, LLC	Quick Lube Services	Common Stock (10,692 shares)	—	1,069	1,248	0.9%
				13,069	13,248	9.3%

V12 Holdings	Data Processing & Digital Marketing	Bridge Note (0% Cash, Due 12/31/14)	280	—	280	0.2%
V12 Holdings	Data Processing & Digital Marketing	Tier 2 Note (0% Cash, Due 12/31/14)	34	—	34	0.0%
V12 Holdings	Data Processing & Digital Marketing	Senior Subordinated Note (0% Cash, Due 12/31/14)	2,200	—	—	0.0%
V12 Holdings	Data Processing & Digital Marketing	Tier 3 Note (0% Cash, Due 12/31/14)	380	—	297	0.2%
V12 Holdings	Data Processing & Digital Marketing	Jr. Subordinated Note (0% Cash, Due 12/31/14)	33	—	26	0.0%
V12 Holdings	Data Processing & Digital Marketing	Tier 4 Note (0% Cash, Due 12/31/14)	194	—	—	0.0%
V12 Holdings	Data Processing & Digital Marketing	Series A-1 Preferred Stock (11,025 shares)	—	—	—	0.0%
V12 Holdings	Data Processing & Digital Marketing	Series A-3 Preferred Stock (204,082 shares)	—	—	—	0.0%
V12 Holdings	Data Processing & Digital Marketing	Series A-5 Preferred Stock (8,409 shares)	—	—	—	0.0%
V12 Holdings	Data Processing & Digital Marketing	Common Stock Warrants (880,541 shares)	—	—	—	0.0%
				—	637	0.4%
Sub Total Affiliate investments				$122,655	$136,809	96.1%
Control investments - 47.9%
Best In Class	Corporate Fulfillment	Subordinated Debt (12.5% Cash, Due 12/31/13)	$728	$728	$728	0.5%
Best In Class	Corporate Fulfillment	Class A Preferred Units (89 units)	—	272	381	0.3%
Best In Class	Corporate Fulfillment	Class B Preferred Units (45 units)	—	—	56	0.0%
				1,000	1,165	0.8%
KBP Investments, LLC (5)	QSR Franchisee	Class A Preferred Stock (10% scheduled dividend)	—	8,269	8,269	5.8%
KBP Investments, LLC	QSR Franchisee	Class A Common Stock (380,413 shares)	—	—	21,680	15.2%
				8,269	29,949	21.0%
Market E’s, LLC.	Online Travel Sales & Marketing	Senior Secured Debt (10% Cash, 9% PIK, Due 12/31/13)	1,178	1,178	1,178	0.8%
Market E’s, LLC.	Online Travel Sales & Marketing	Class A Preferred Stock (240 shares)	—	240	—	0.0%
Market E’s, LLC.	Online Travel Sales & Marketing	Class B Preferred Stock (964 shares)	—	965	243	0.2%
Market E’s, LLC.	Online Travel Sales & Marketing	Class A Common Stock (240 shares)	—	—	—	0.0%
				2,383	1,421	1.0%
Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/16/16)	1,862	1,862	1,862	1.3%
Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/16/16)	3,427	3,427	3,427	2.4%
Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 shares)	—	1,629	3,276	2.3%
				6,918	8,565	6.0%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Senior Secured Term (14% Cash, 3% PIK, Due 2/1/16)	6,602	6,600	6,602	4.6%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares)	—	1,000	1,101	0.8%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)	—	1	731	0.5%
				7,601	8,434	5.9%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/16)	4,656	4,656	4,656	3.3%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,797 shares)	—	3,302	2,309	1.6%
On-Site Fuel Services, Inc. (5)	Fuel Transportation Services	Series B Preferred Stock (14% scheduled cash dividend, 4% PIK dividend)	—	2,341	587	0.4%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,107 shares)	—	33	1,492	1.1%
				10,332	9,044	6.4%

Print Direction, Inc.	Printing Services	Subordinated Debt (12% Cash, 6% PIK, Due 9/27/13)	2,549	2,549	2,550	1.8%
Print Direction, Inc.	Printing Services	Subordinated Debt (7.75% Cash, Due 9/27/13)	454	454	454	0.3%
Print Direction, Inc.	Printing Services	Subordinated Debt (12% Cash, 6% PIK, Due 9/27/13)	763	763	763	0.5%
Print Direction, Inc.	Printing Services	Common Stock (14,603 shares)	—	1,575	4,418	3.1%
				5,341	8,185	5.7%
Vita Nonwovens	Textile Manufacturer	Subordinated Debt (14% Cash, 4% PIK, Due 8/31/17)	1,115	1,115	1,115	0.8%
Vita Nonwovens	Textile Manufacturer	Class A Preferred United (475,000 units)	—	475	475	0.3%
				1,590	1,590	1.1%
Sub Total Control investments				$43,434	$68,353	47.9%
TOTAL INVESTMENTS - 199.3%				$227,698	$283,931	199.3%

(1)	The maturity date of the original investment has been extended
(2)	Due to deterioration in credit quality, this investment is on non-accrual status
(3)	All debt investments are income producing. Equity and warrant investments are non-income producing, unless otherwise noted.
(4)	Percentages are based on net assets of $142,433 as of December 31, 2012.
(5)	The equity investment is income producing.

See accompanying notes to consolidated financial statements.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 1. Organization

Capitala Finance Corp. (the “Company”, “we”, “us”, and “our”) is a newly formed, externally managed non-diversified closed-end management investment company incorporated in Maryland that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and as such, are subject to reduced public company reporting requirements. We commenced operations on May 24, 2013 and completed our initial public offering (“IPO”) on September 30, 2013. The Company is managed by Capitala Investment Advisors, LLC (the “Investment Advisor”), an investment adviser that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and Capitala Advisors Corp. (the “Administrator”) provides the administrative services necessary for us to operate. In addition, for U.S. federal income tax purposes, the Company intends to elect to be treated as a regulated investment company (“RIC”) commencing with our tax year ending August 31, 2014, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became the Company’s wholly-owned subsidiaries. Fund II and Fund III retained their SBIC licenses, continue to hold their existing investments and continue to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74,250,000, after deducting underwriting fees and commissions totaling $5,750,000. The other costs of the IPO were borne by the limited partners of the Legacy Funds. As of December 31, 2013, the Company had 12,974,420 shares of common stock outstanding.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries as described in the Formation Transactions presented in Note 1. The transactions related to Fund II, Fund III, and the Florida Sidecar constitute an exchange of shares between entities under common control and will be accounted for in accordance with ASC 805, Business Combinations. As such, the Company’s results of operations and cash flows for the year ended December 31, 2013 are presented as if the aforementioned transactions had occurred as of January 1, 2013. In addition, the results of the Company’s operations and cash flows for the years ended December 31, 2012 and December 31, 2011 and the Company’s financial position as of December 31, 2012 have been presented on a combined basis in order to provide comparative information with respect to prior periods. The Formation Transactions also included an asset acquisition of certain assets in Fund I and Fund III Parent. In accordance with ASC 805, Business Combinations, the assets acquired were recorded at fair value at the date of acquisition, September 24, 2013.

The Company’s financial position as of December 31, 2013 is presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and the Florida Sidecar) have been eliminated in consolidation. All financial data and information included in these financial statements have been presented on the basis described above. In the opinion of management, the financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

Use of Estimates in the Preparation of Financial Statements

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segments

In accordance with ASC Topic 280 — (Segment Reporting), the Company has determined that it has a single reporting segment and operating unit structure.

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

Non-accrual income: Generally, when interest and/or principal payments on a loan become materially past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status, and will generally cease recognizing interest income and PIK on that loan for financial reporting purposes. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. The company may elect to cease accruing PIK and continue accruing interest income in cases where a loan is currently paying its interest income but, in management’s judgment, there is a reasonable likelihood of principal loss on the loan. Non-accrual loans are returned to accrual status when the borrower’s financial condition improves such that management believes current interest and principal payments are expected to be collected.

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

General and Administrative Expenses

General and administrative expenses are accrued as incurred. The Company’s general and administrative expenses include personnel expenses allocable to the Company under the Administration Agreement, legal and audit fees, director fees, director and officer insurance, and other expenses payable under the Administration Agreement.

Deferred Financing Fees

Costs incurred to issue the SBA-guaranteed debentures payable are capitalized and are amortized over the term of the debt agreements under the effective interest method.

Commitments and Contingencies

As of December 31, 2013 and December 31, 2012, the Company had no outstanding unfunded commitments.

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

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of December 31, 2013 and December 31, 2012, there were no uncertain tax positions.

The Company is required to determine whether a tax position of the Company is more likely-than-not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that could have negatively impact the Company’s net assets.

U.S. GAAP provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.

The Company has concluded that it was not necessary to record a liability for any such tax positions as of December 31, 2013 or 2012. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of December 31, 2013 and 2012. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations.

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

Note 3. Investments

The composition of our investments as of December 31, 2013, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$103,457	34.3%	$102,071	28.0%
Subordinated Debt	136,638	45.4	133,710	36.7
Equity and Warrants	61,204	20.3	128,938	35.3
Total	$301,299	100.0%	$364,719	100.0%

The composition of our investments as of December 31, 2012, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$72,728	32.0%	$73,861	26.0%
Subordinated Debt	109,030	47.9	101,659	35.8
Equity and Warrants	45,940	20.1	108,411	38.2
Total	$227,698	100.0%	$283,931	100.0%

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

In estimating fair value of portfolio investments, the Company starts with the cost basis of the investment, which includes amortized original issue discount and payment-in-kind income, if any. The transaction price is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected fair values.

The following valuation methodologies are utilized by the company in estimating fair value and are summarized as follows:

Enterprise Value Waterfall Approach

The enterprise value waterfall approach determines an enterprise value based on earnings before interest, tax, depreciation and amortization (“EBITDA”)  multiples of publicly traded companies that are considered similar to the subject portfolio company. The Company considers a variety of items in determining a reasonable pricing multiple, including operating results, budgeted projections, growth, size, risk, profitability, leverage, management depth, diversification, market position, supplier or customer dependence, asset utilization, liquidity metrics, and access to capital markets. EBITDA of the portfolio company is adjusted for non-recurring items in order to reflect a normalized level of earnings that is representative of future earnings. When available, the Company may assign a pricing multiple or value its equity investments based on the value of recent investment transactions in the subject portfolio company. The enterprise value is adjusted for financial instruments with seniority to the Company’s ownership and for the effect of any instrument which may dilute the Company’s investment in the portfolio company. The adjusted enterprise value is then apportioned based on the seniority and privileges of the Company’s investments within the portfolio company.

Income Approach

The income approach utilizes a discounted cash flow methodology in which the Company estimates fair value based on the present value of a stream of expected cash flows discounted at a market rate of interest. The determination of a discount rate, or required rate of return, takes into account the portfolio company’s fundamentals and perceived credit risk.

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

The following table presents fair value measurements of investments, by major class, as of December 31, 2013 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Debt	$—	$—	$102,071	$102,071
Subordinated Debt	—	—	133,710	133,710
Equity and Warrants	—	—	128,938	128,938
Total	$—	$—	$364,719	$364,719

The following table presents fair value measurements of investments, by major class, as of December 31, 2012 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Debt	$—	$—	$73,861	$73,861
Subordinated Debt	—	—	101,659	101,659
Equity and Warrants	—	—	108,411	108,411
Total	$—	$—	$283,931	$283,931

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2013 (dollars in thousands):

	Senior Secured Debt	Subordinated Debt	Equity and Warrants	Total
Balance as of January 1, 2013	$73,861	$101,659	$108,411	$283,931
Change in classification due to restructure	(1,239)	1,196	43	—
Repayments	(13,325)	(32,097)	(7,333)	(52,755)
Purchases	42,485	54,059	14,385	110,929
Purchases related to asset acquisition	2,328	6,041	3,427	11,796
Payment in-kind interest accrued, net of payments received	473	935	—	1,408
Accretion of original issue discount	5	31	—	36
Gain/(loss) on sale	—	(2,555)	4,742	2,187
Net unrealized appreciation (depreciation)	(2,517)	4,441	5,263	7,187
Balance as of December 31, 2013	$102,071	$133,710	$128,938	$364,719

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2012 (dollars in thousands):

	Senior Secured Debt	Subordinated Debt	Equity and Warrants	Total
Balance as of January 1, 2012	$40,359	$114,517	$57,863	$212,739
Change in classification due to restructure	21,120	(23,485)	2,365	—
Repayments	(11,896)	(9,517)	(2,303)	(23,716)
Purchases	20,978	26,063	9,432	56,473
Payment in-kind interest accrued, net of payments received	339	1,134	—	1,473
Accretion of original issue discount	3	313	—	316
Gain/(loss) on sale	—	—	1,590	1,590
Net unrealized appreciation (depreciation)	2,958	(7,366)	39,464	35,056
Balance as of December 31, 2012	$73,861	$101,659	$108,411	$283,931

The net change in unrealized appreciation on investments held as of December 31, 2013 and 2012, was $8.8 million and $33.3 million, respectively, and is included in net unrealized appreciation on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2013 were as follows (dollars in thousands, except EBITDA amounts):

	Fair Value	Valuation Approach	Level 3 Input	Range of Inputs	Weighted Average
Subordinated debt and second lien notes	$111,711	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	7.0% - 18.0% 1.2x – 4.6x $2.3 million-$25.8 million	14.1% 3.1x $11.2 million

Subordinated debt and second lien notes	$21,999	Enterprise Value Waterfall and Asset (1)	Adjusted EBITDA Multiple Adjusted EBITDA	4.3x – 11.5x $1.3 million - $2.2 million	9.5x $2.0 million

Senior debt and first lien notes	$102,071	Income and Asset (1)	Required Rate of Return Leverage Ratio Adjusted EBITDA	10.0% - 24.5% 1.2x – 9.9x $0.6 million- $29.7 million	15.2% 3.8x $11.2 million

Equity shares and warrants	$128,938	Enterprise Value Waterfall	Adjusted EBITDA Multiple Adjusted EBITDA	1.6x – 9.5x $1.4 million -$229.0 million	7.1x $23.8 million
			Tranaction Price	n/a	n/a

(1)	$18.6 million in subordinated and senior notes were valued using the asset approach.

The valuation techniques and significant unobservable inputs used in recurring level 3 fair value measurement of assets as of December 31, 2012 were as follows (dollars in thousands, except EBITDA amounts):

	Fair Value	Valuation Approach	Level 3 Input	Range of Inputs	Weighted Average
Subordinated debt and second lien notes	$92,872	Income	Required Rate of Return	6.0% - 18.0%	14.0%
			Leverage Ratio	1.7x - 10.2x	3.2x
			Adjusted EBITDA	$0.3 million - $31.7 million	$11.7 million

Subordinated debt and second lien notes	$8,787	Enterprise Value Waterfall	Adjusted EBITDA Mutliple	4.5x - 20.0x	6.2x
			Adjusted EBITDA	$0.6 million - $3.8 million	$2.6 million

Senior debt and first lien notes	$73,861	Income	Required Rate of Return	9.0% - 22.5%	12.9%
			Leverage Ratio	2.2x - 18.3x	3.7x
			Adjusted EBITDA	$0.1 million - $13.4 million	$6.6 million

Equity shares and warrants	$108,411	Enterprise Value Waterfall	Adjusted EBITDA Multiple	4.0x - 11.0x	7.1x
			Adjusted EBITDA	$0.3 million - $34.3 million	$14.8 million

The significant unobservable inputs used in the valuation of the Company’s debt and equity investments are required rate of return, adjusted EBITDA, EBITDA multiples, leverage and transaction prices. Changes in any of these unobservable inputs could have a significant impact on the Company’s estimate of fair value. An increase (decrease) in required rate of return or leverage will result in a lower (higher) estimate of fair value while an increase (decrease) in adjusted EBITDA, EBITDA multiples, or transaction prices will result in a higher (lower) estimate of fair value.

Transactions With Affiliated Companies

During the year ended December 31, 2013, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows:

		Amount of
		Interest, Fees or
		Dividends	December	Gross	Gross	December
		Credits	31, 2012	Additions	Reductions	31, 2013
Portfolio Company	Type of Investment	to Income(1)	Value	(2)	(3)	Value

Control investments:

Best In Class	Subordinated Debt (12.5% Cash)	$85	$728	$685	$(1,413)	$-

Best In Class	Class A Preferred Units (89 units)	23	381	354	(735)	-

Best In Class	Class B Preferred Units (45 units)	-	56	49	(105)	-

		108	1,165	1,088	(2,253)	-

CableOrganizer Acquisition, LLC	Senior Secured Debt (12% Cash, 4% PIK)	481	-	6,585	-	6,585

CableOrganizer Acquisition, LLC	Common Stock (1,125,000 shares)	-	-	1,125	(1,037)	88

		481	-	7,710	(1,037)	6,673

KBP Investments, LLC	Class A Preferred Stock (8,270 shares, 10% Dividend)	622	8,269	-	-	8,269

KBP Investments, LLC	Class A Common Stock (380,413 shares)	4,321	21,680	-	(5,162)	16,518

		4,943	29,949	-	(5,162)	24,787

Market E, LLC	Senior Secured Debt (10% Cash)	8	-	650	-	650

Market E, LLC	Senior Subordinated Debt (14% Cash, 3% PIK)	99	1,178	1,813	(2,003)	988

Market E, LLC	Class A Preferred Stock (600 shares)	-	-	-	-	-

Market E, LLC	Class B Preferred Stock (2,411 shares)	-	243	-	(243)	-

Market E, LLC	Class A Common Stock (600 shares)	-	-	-	-	-

		107	1,421	2,463	(2,246)	1,638

Micro Precision, LLC	Subordinated Debt (10% Cash)	187	1,862	-	-	1,862

Micro Precision, LLC	Subordinated Debt (14% Cash, 4% PIK)	455	3,427	130	-	3,557

Micro Precision, LLC	Common Stock (47 units)	-	3,276	-	(1,066)	2,210

		642	8,565	130	(1,066)	7,629

Navis Holdings, Inc.	Senior Secured Term (17%, 3% PIK at company's option)	999	6,602	151	-	6,753

Navis Holdings, Inc.	Class A Preferred Stock (1,000 shares)	-	1,101	99	-	1,200

Navis Holdings, Inc.	Common Stock (300,000 shares)	-	731	348	-	1,079

		999	8,434	598	-	9,032

On-Site Fuel Services, Inc.	Subordinated Debt (14% Cash, 4% PIK)	673	4,656	192	-	4,848

On-Site Fuel Services, Inc.	Series A Preferred Stock (32,782 shares)	-	2,309	410	-	2,719

On-Site Fuel Services, Inc.	Series B Preferred Stock (23,648 shares)	214	587	2,120	-	2,707

On-Site Fuel Services, Inc.	Common Stock (33,107 shares)	-	1,492	-	(1,492)	-

		887	9,044	2,722	(1,492)	10,274

		Amount of
		Interest, Fees or
		Dividends	December	Gross	Gross	December
		Credits	31, 2012	Additions	Reductions	31, 2013
Portfolio Company	Type of Investment	to Income(1)	Value	(2)	(3)	Value

Print Direction, Inc.	Subordinated Debt (12% Cash, 6% PIK)	432	3,313	1,111	-	4,424

Print Direction, Inc.	Subordinated Debt (14% Cash)	286	-	4,600	-	4,600

Print Direction, Inc.	Subordinated Debt (7.75% Cash)	23	454	-	(454)	-

Print Direction, Inc.	Common Stock (19,363 shares)	1,837	4,418	2,692	-	7,110

Print Direction, Inc.	Common Stock Warrants (3% fully diluted)	-	-	314	-	314

		2,578	8,185	8,717	(454)	16,448

Vita Nonwovens	Subordinated Debt (14% Cash, 4% PIK)	95	1,115	15	(1,130)	-

Vita Nonwovens	Class A Preferred United (475,000 units)	-	475	-	(475)	-

		95	1,590	15	(1,605)	-

Total Control investments		$10,840	$68,353	$23,443	$(15,315)	$76,481

Affiliate investments:

Chef'N Corporation	Subordinated Debt (15%, 3% PIK at company's option)	$821	$6,300	$-	$-	$6,300

Chef'N Corporation	Series A Preferred Stock (1,000,000 shares)	-	2,469	1,533	-	4,002

		821	8,769	1,533	-	10,302

City Gear, LLC	Subordinated Debt (13% Cash)	709	4,231	4,000	-	8,231

City Gear, LLC	Preferred Membership Units (2.78% fully diluted, 9% dividend)	116	1,825	-	(556)	1,269

City Gear, LLC	Membership Unit Warrants (11.37% fully diluted)	-	1,074	4,233	-	5,307

		825	7,130	8,233	(556)	14,807

Corporate Visions, Inc.	Subordinated Debt (14% Cash, 2% PIK)	1,214	-	11,174	-	11,174

Corporate Visions, Inc.	Common Stock (2,216,463 shares)	-	5,928	3,869	-	9,797

Corporate Visions, Inc.	Common Stock Warrant (403,257 shares)	-	1,079	703	-	1,782

		1,214	7,007	15,746	-	22,753

Fresh Food Concepts, Inc.	Subordinated Debt (13% Cash, 4% PIK)	67	-	-	-	-

Fresh Food Concepts, Inc.	Class A Common Units (1,500 units)	-	-	-	-	-

Fresh Food Concepts, Inc.	Class C Common Unit Warrants (165 units)	-	-	-	-	-

		67	-	-	-	-

GA Communications, Inc.	Subordinated Debt (12.5% Cash)	420	13,000	-	(13,000)	-

GA Communications, Inc.	Series A-1 Preferred Stock (1,998 shares)	-	2,194	176	-	2,370

GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)	-	3,260	-	(719)	2,541

		420	18,454	176	(13,719)	4,911

Impresa Aerospace Holdings, LLC	Subordinated Debt (4.1% Cash)	822	5,219	4,845	-	10,064

Impresa Aerospace Holdings, LLC	Class A Membership Units (1,006,621 units)	-	-	-	-	-

Impresa Aerospace Holdings, LLC	Class C Membership Units (362,416 units)	-	-	-	-	-

		Amount of
		Interest, Fees or
		Dividends	December	Gross	Gross	December
		Credits	31, 2012	Additions	Reductions	31, 2013
Portfolio Company	Type of Investment	to Income(1)	Value	(2)	(3)	Value

Impresa Aerospace Holdings, LLC	Class F Membership Units (604,504 units)	-	-	581	(581)	-

		822	5,219	5,426	(581)	10,064

J&J Produce Holdings, Inc.	Subordinated Debt (13% Cash)	683	5,182	-	-	5,182

J&J Produce Holdings, Inc.	Common Stock (8,182 units)	-	1,005	-	(71)	934

J&J Produce Holdings, Inc.	Common Stock Warrants (4,506 shares)	-	535	-	(20)	515

		683	6,722	-	(91)	6,631

LJS Partners, LLC	Common Stock (1,500,000 shares)	1,308	15,112	-	(490)	14,622

		1,308	15,112	-	(490)	14,622

MJC Holdings, LLC	Subordinated Debt (14%, 2% PIK at company's option)	1,064	7,571	10	(81)	7,500

MJC Holdings, LLC	Series A Preferred Units (2,000,000 units)	328	2,762	2,462	-	5,224

		1,392	10,333	2,472	(81)	12,724

MMI Holdings, LLC	Senior Secured Debt (12% Cash)	322	2,600	-	-	2,600

MMI Holdings, LLC	Subordinated Debt (6% Cash)	10	200	200	-	400

MMI Holdings, LLC	Preferred Units (1,000 units)	-	575	625	-	1,200

MMI Holdings, LLC	Common Units (45 units)	-	187		(62)	125

		332	3,562	825	(62)	4,325

MTI Holdings, LLC	Subordinated Debt (12% Cash)	407	-	8,000	-	8,000

MTI Holdings, LLC	Capital Units (2,000,000 units)	-	-	2,823	-	2,823

		407	-	10,823	-	10,823

Source Capital ABUTEC, LLC	Senior Secured Debt (12% Cash, 3% PIK)	611	5,000	125	-	5,125

Source Capital ABUTEC, LLC	Preferred Membership Units (15.5% fully diluted)	-	1,240	-	(1,180)	60

		611	6,240	125	(1,180)	5,185

Source Capital Penray, LLC	Subordinated Debt (13% Cash)	330	2,447	53	-	2,500

Source Capital Penray, LLC	Membership Units (11.3% fully diluted)	-	539	271	-	810

Source Capital Penray, LLC	Common Stock Warrants (6.65% fully diluted)	-	297	279	-	576

		330	3,283	603	-	3,886

Source Capital SSCR, LLC	Senior Secured Term Debt (14% Cash)	1,764	11,777	3,011	(2,673)	12,115

Source Capital SSCR, LLC	Senior Secured Term Debt (14% Cash, 5% PIK)	112	-	2,078	(120)	1,958

Source Capital SSCR, LLC	Preferred Membership Units (14,718 units)	-	1,114	295	(1,409)	-

Source Capital SSCR, LLC	Membership Unit Warrants (0.987% fully diluted)	-	-	-	-	-

		1,876	12,891	5,384	(4,202)	14,073

Source Recycling, LLC	Subordinated Debt (13% Cash)	-	2,931	1,019		3,950

Source Recycling, LLC	Membership Units (68,658 units)	-	-	199	(199)	-

		Amount of
		Interest, Fees or
		Dividends	December	Gross	Gross	December
		Credits	31, 2012	Additions	Reductions	31, 2013
Portfolio Company	Type of Investment	to Income(1)	Value	(2)	(3)	Value

Source Recycling, LLC	Membership Unit Warrants (1% fully diluted)	-	-	-	-	-

		-	2,931	1,218	(199)	3,950

Sparus Holdings	Subordinated Debt (12% Cash)	878	7,000	350	(350)	7,000

Sparus Holdings	Series B Preferred Stock (5,703 shares)	-	287	1,192		1,479

Sparus Holdings	Common Stock Warrants (3,491 shares)	-	-	304		304

		878	7,287	1,846	(350)	8,783

STX Healthcare Management Services, Inc.	Subordinated Debt (14% Cash)	987	6,624	801	-	7,425

STX Healthcare Management Services, Inc.	Common Stock (1,200,000 shares)	-	680	262	-	942

STX Healthcare Management Services, Inc.	Common Stock Warrants (1,154,254 shares)	-	680	226	-	906

		987	7,984	1,289	-	9,273

Take 5 Oil Change, LLC	Senior Secured Debt (10% Cash)	561	12,000	-	(12,000)	-

Take 5 Oil Change, LLC	Common Stock (10,692 shares)	-	1,248	356	-	1,604

		561	13,248	356	(12,000)	1,604

TCE Holdings, Inc.	Subordinated Debt (12% Cash, 2% PIK)	529	-	12,088	-	12,088

TCE Holdings, Inc.	Subordinated Debt (12% Cash, 2% PIK)	415	-	9,633	-	9,633

TCE Holdings, Inc.	Class A Common Stock (3,600 shares)	-	-	3,600	-	3,600

		944	-	25,321	-	25,321

V12 Holdings	Bridge Note (0% Cash)	-	280	383	-	663

V12 Holdings	Tier 2 Note (0% Cash)	-	34	47	-	81

V12 Holdings	Senior Subordinated Note (0% Cash)	-	-	3,598	-	3,598

V12 Holdings	Tier 3 Note (0% Cash)	-	297	17	-	314

V12 Holdings	Jr. Subordinated Note (0% Cash)	-	26	379	-	405

V12 Holdings	Tier 4 Note (0% Cash)	-	-	-	-	-

V12 Holdings	Series A-1 Preferred Stock (255,102 shares)	-	-	-	-	-

V12 Holdings	Series A-3 Preferred Stock (88,194 shares)	-	-	-	-	-

V12 Holdings	Series A-5 Preferred Stock (20,530 shares)	-	-	-	-	-

V12 Holdings	Common Stock Warrants (2,063,629 warrants)	-	-	-	-	-

		-	637	4,424	-	5,061

Total Affiliate Investments		$14,478	$136,809	$85,800	$(33,511)	$189,098

(1)  Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively.

(2)  Gross additions include increase in the cost basis of investments resulting from new portfolio investment, follow-on investments and accrued PIK interest. Gross additions also include net increases in unrealized appreciation.

(3) Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments, sales and net unrealized depreciation.

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

The incentive fee consists of the following two parts:

The first part of the incentive fee is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to our Administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 2.0% per quarter (8.0% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee. We pay the Investment Advisor an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle of 2.0%;

•	100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle but is less than 2.5% in any calendar quarter (10.0% annualized). We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle but is less than 2.5%) as the “catch-up.” The “catch-up” is meant to provide our investment adviser with 20% of our pre-incentive fee net investment income as if a hurdle did not apply if this net investment income exceeds 2.5% in any calendar quarter; and

•	20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to Capitala Investment Advisors (once the hurdle is reached and the catch-up is achieved, 20% of all preincentive fee investment income thereafter is allocated to the Investment Advisor).

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

For the years ended December 31, 2013, 2012 and 2011 we incurred $5.1 million, $4.2 million and $2.7 million in base management fees, respectively. For the years ended December 31, 2013, 2012 and 2011, our investment advisor waived fees of $0.3 million, $0.2 million and $0, respectively. For the year ended December 31, 2013, we incurred $1.5 million in incentive fees related to pre-incentive fee net investment income.

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

Note 5. Related Party Transactions

At December 31, 2013 and December 31, 2012, the Company had the following receivables from (payables to) related parties relating to certain capital contributions, management fees, incentive fees and reimbursable expenses (dollars in thousands):

	December 31, 2013	December 31, 2012
CapitalSouth Corporation	$252	$256
Phoenix Holdings-NC, Inc.	—	(161)
Shareholders/Limited Partners	267	138
CapitalSouth Partners Fund III, L.P.	1,118	1,062
Capitala Investment Advisors	(2,670)	—
Other	—	2
Total	$(1,033)	$1,297

These amounts are reflected in the accompanying statements of financial position under the captions, “Due from related parties”, “Incentive fee payable” and “Due to related parties.”

At times, the Company maintains deposit accounts and certificates of deposit with financial institutions that are shareholders of the Company or were limited partners of a legacy fund prior to the formation transaction. Total deposits with these financial institutions were approximately $2.8 million and $30.3 million at December 31, 2013 and December 31, 2012, respectively.

Note 6. Borrowings

SBA Debentures

The Company, through its two wholly-owned subsidiaries, uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of December 31, 2013, the Company has issued $202.2 million of SBA-guaranteed debentures. The Company has issued all SBA-guaranteed debentures that were permitted under each of the Legacy Funds’ respective SBIC licenses (as applicable), and there are no unused SBA debenture commitments remaining. SBA-guaranteed debentures are secured by a lien on all assets of Fund II and Fund III. As of December 31, 2013, Fund II and Fund III had total assets of approximately $393.7 million.

For the years ended December 31, 2013, 2012 and 2011 we recorded $8.4 million, $7.9 million and $5.5 million, respectively, of interest, annual charges, and financing expenses related to the SBA guaranteed debenture, of which $8.1 million, $7.3 million and $5.0 million, respectively, was attributable to interest expense and $0.3 million, $0.6 million and $0.5 million, respectively, of amortization of commitment and upfront fees. The weighted average interest rate for all SBA-guaranteed debentures as of December 31, 2013 and December 31, 2012 was 3.57% and 3.74%, respectively. In addition to the stated interest rate, the SBA also charges an annual fee on all SBA-guaranteed debentures issued, which is included in the Company’s interest expense. The weighted average annual fee for all SBA-guaranteed debentures as of December 31, 2013 and December 31, 2012 was 0.50% and 0.50%, respectively.

As of December 31, 2013 and December 31, 2012, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):

Date of Pooling	Fixed Maturity Date	Interest Rate	SBA Annual Charge	December 31, 2013	December 31, 2012
March 1, 2004	March 1, 2014	4.120%	0.855%	$2,000	$2,000
September 1, 2004	September 1, 2014	4.684%	0.855%	8,000	8,000
September 1, 2005	September 1, 2015	4.941%	0.871%	8,000	8,000
March 1, 2006	March 1, 2016	5.524%	0.871%	2,000	2,000
September 1, 2006	September 1, 2016	5.535%	0.941%	11,500	11,500
March 1, 2009	March 1, 2019	4.620%	0.941%	5,000	5,000
September 1, 2010	September 1, 2020	3.215%	0.285%	19,000	19,000
March 1, 2011	March 1, 2021	4.084%	0.515%	15,700	15,700
March 1, 2011	March 1, 2021	4.084%	0.285%	46,000	46,000
March 1, 2012	March 1, 2022	2.766%	0.285%	10,000	10,000
March 1, 2012	March 1, 2022	2.766%	0.515%	50,000	50,000
March 1, 2013	March 1, 2023	2.351%	0.515%	25,000	—
				$202,200	$177,200

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company estimates that the fair value of its SBA-guaranteed debentures is approximately $200.7 million and $185.8 million as of December 31, 2013 and December 31, 2012, respectively. The fair value estimate was based on future contractual cash payments discounted at market interest rates to borrow from the SBA as of the measurement date. Because the market interest rate is considered an unobservable input, SBA-guaranteed debentures are considered a level 3 financial instrument in the fair value hierarchy.

Note 7. Income Taxes

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income and gains distributed to stockholders.

To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of its investment company taxable income, as defined by the Code. Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

The Company's first taxable year is anticipated to end on August 31, 2014. The determination of any permanent or temporary differences, as well as the tax basis of distributable earnings/(deficit), tax character of distributions paid, and tax basis of investments cost and unrealized appreciation/depreciation will not be known until the completion of the tax year.

Note 8. Directors Fees

Our independent directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting, and also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the years ended December 31, 2013, 2012 and 2011, the Company recognized director fee expense of $195,000, $0 and $0, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

Note 9. Stockholders’ Equity

On September 24, 2013, we issued 8,974,420 shares of common stock to the limited partners of the Legacy Funds, in exchange for 100% of their membership interests or certain investment assets of such Legacy Fund, as the case may be. On September 30, 2013, we issued 4,000,000 shares of common stock in connection with the closing of our IPO. The shares issued in the IPO were priced at $20.00 per share. We received proceeds of $74.25 million in the IPO, net of underwriters’ discounts and commissions of $5.75 million. As of December 31, 2013, the Company had 12,974,420 shares of common stock outstanding.

Note 10. Summarized Financial Information of Our Unconsolidated Subsidiary

As of and for the years ended December 31, 2013, 2012, and 2011, the Company held investments in two majority owned portfolio companies, Print Direction, Inc. and Navis Holdings, Inc., that are not consolidated in the Company’s financial statements. The income the Company generated from Print Direction, Inc. which includes all interest, dividends, PIK, fees, and unrealized appreciation was $4.4 million, $2.7 million, and $1.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. The income the Company generated from Navis Holdings, Inc. was $1.6 million, ($1.5) million and $5.4 million for the years ended December 31, 2013, 2012, and 2011, respectively.

The summarized financial information of our unconsolidated subsidiary was as follows (dollars in thousands):

	As of
Balance Sheet - Print Direction, Inc.	December 31, 2013	December 31, 2012
Current assets	$5,738	$4,871
Noncurrent assets	5,955	5,019
Total assets	$11,693	$9,890

Current liabilities	$3,828	$8,889
Noncurrent liabilities	10,496	1,381
Total liabilities	$14,324	$10,270

Total equity	$(2,631)	$(380)

	For the year ended
Statements of Operations - Print Direction, Inc.	December 31, 2013	December 31, 2012	December 31, 2011
Net sales	$25,360	$23,916	$23,226
Cost of goods sold	10,755	10,555	10,326
Gross profit	$14,605	$13,361	$12,900

Other expenses	$12,713	$12,288	$12,249
Income before income taxes	1,892	1,073	651
Income tax provision	810	417	254
Net Income	$1,082	$656	$397

	As of
Balance Sheet - Navis Holdings, Inc.	December 31, 2013	December 31, 2012
Current assets	$5,216	$5,423
Noncurrent assets	5,333	7,005
Total assets	$10,549	$12,428

Current liabilities	$1,761	$3,633
Noncurrent liabilities	7,053	6,847
Total liabilities	$8,814	$10,480

Total equity	$1,735	$1,948

	For the year ended
Statements of Operations - Navis Holdings, Inc.	December 31, 2013	December 31, 2012	December 31, 2011
Net sales	$14,177	$13,268	$16,583
Cost of goods sold	9,833	9,092	10,701
Gross profit	$4,344	$4,176	$5,882

Other expenses	$4,695	$4,977	$3,131
Income (loss) before income taxes	(351)	(801)	2,751
Income tax provision (benefit)	(138)	(246)	417
Net Income (loss)	$(213)	$(555)	$2,334

Note 11. Earnings Per Share

In accordance with the provisions of ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2013, there were no dilutive shares.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the years ended December 31, 2013, 2012 and 2011(dollars in thousands except share and per share data):

	For the year ended
Basic and diluted	December 31, 2013	December 31, 2012	December 31, 2011
Net increase in net assets from operations	$28,858	$49,570	$25,337
Weighted average common shares outstanding	12,974,420	N/A	N/A
Net increase in net assets per share from operations-basic and diluted	$2.22	N/A	N/A

Note 12. Dividend

The Company’s dividends and distributions are recorded on the record date. Shareholders have the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and common stock.

The following table summarizes the Company’s dividend declarations and distributions during the year ended December 31, 2013:

Date Declared	Record Date	Payment Date	Amount Per Share
November 11, 2013	December 10, 2013	December 30, 2013	$0.47
		Total Dividends Declared	$0.47

Note 13. Financial Highlights

The following is a schedule of financial highlights for the year ended December 31, 2013 (dollars in thousands, except share and per share data):

Year Ended December 31, 2013
Per share data:
Net asset value at beginning of period(1)	$17.61

Net investment income(2)	1.50
Net realized gain on investments	0.17
Net unrealized appreciation on investments	0.55
Net increase in net assets from operations	2.22

Dividends declared from net investment income	(0.47)
Partners' capital contribution	1.92
Distribution to partners	(0.57)

Net asset value at end of period	$20.71
Net assets at end of period	$268,670
Shares outstanding at end of period	12,974,420
Per share market value at end of period	$19.90
Total return based on market value(3)	1.88%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(1)	7.68%
Ratio of incentive fee to average net assets(1)	0.60%
Ratio of debt related expenses to average net assets(1)	3.30%
Ratio of other operating expenses net of management fee waiver to average net assets(1)	2.38%
Ratio of total expenses to average net assets(1)	6.28%
Portfolio turnover rate(4)	16.77%
Average debt outstanding(5)	$198,159
Average debt outstanding per common share	$15.27
Asset coverage ratio per unit(6)	$2,376

(1)	Net asset value as of January 1, 2013 and average net assets for year ended December 31, 2013 are presented as if the Offering and Formation Transactions had occurred on January 1, 2013. See Note 2 for a further description of the basis of presentation of the Company’s financial statements.
(2)	Net investment income per share is calculated using the weighted average shares outstanding during the period.
(3)	Total investment return is calculated assuming a purchase of common shares at the IPO offering price per share at September 25, 2013 of $20.00 and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.

(4)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.
(5)	Based on daily weighted average balance of debt outstanding during the period.
(6)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

Note 14. Selected Quarterly Financial Data (Unaudited)

	For the quarter ended
(Dollars in thousands, except per share data)	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013

Total investment income	$12,145	$8,801	$8,216	$6,271
Net investment income	$6,100	$5,437	$4,658	$3,289
Net increase in net assets from operations	$6,797	$7,909	$11,583	$2,569
Net investment income per share (1)	$0.47	$0.42	$0.36	$0.25
Net increase in net assets from operations per share (1)	$0.52	$0.61	$0.89	$0.20
Net asset value per share at end of period (1)	$20.71	$20.79	$20.58	$19.74

	For the quarter ended
(Dollars in thousands, except per share data)	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012

Total investment income	$7,004	$6,614	$5,713	$5,608
Net investment income	$3,893	$3,270	$3,014	$2,747
Net increase in net assets from operations	$18,696	$10,778	$10,238	$9,858
Net investment income per share	N/A	N/A	N/A	N/A
Net increase in net assets from operations per share	N/A	N/A	N/A	N/A
Net asset value per share at end of period	N/A	N/A	N/A	N/A

(1) Per share amounts are presented as if the Formation Transactions had occurred on January 1, 2013.

N/A – Not Applicable

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2013.

On January 2, 2014, the Company invested $8.3 million in Velum Global Credit Management, LLC senior debt that will yield 15% cash interest.

On February 14, 2014, the Company invested $200 thousand in Precision Manufacturing, LLC subordinated debt that will yield 14% PIK interest.

On February 24, 2014, the Company refinanced its outstanding debt with Print Direction, Inc. All existing principal was paid off and a $14.0 million unitranche facility was originated that will yield 15% cash interest.

On February 27, 2014, the Company’s Board of Directors declared a quarterly dividend of $0.47 per share payable on March 26, 2014 to holders of record as of March 14, 2014.

On February 28, 2014, the Company paid off $10.0 million in SBA-Guaranteed debentures due in less than one year, including $2.0 million that matured on March 1, 2014 and prepayment of $8.0 million that was scheduled to mature on September 1, 2014.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2013 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly reporting companies.

(c)	Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15 (f) under the Exchange Act) that occurred during the fourth fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders with the Securities and Exchange Commission (the “SEC”), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	The following documents are filed as part of this Annual Report:

The following financial statements are set forth in Item 8:

b.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number	Description of Document

3.1	Articles of Amendment and Restatement(1)

3.2	Certificate of Limited Partnership of CapitalSouth Partners Fund II Limited Partnership(2)

3.3	Certificate of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P.(2)

3.4	Bylaws(1)

3.5	Form of Amended and Restated Limited Partnership Agreement of CapitalSouth Partners Fund II Limited Partnership(4)

3.6	Form of Amended and Restated Agreement of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P.(4)

4.1	Form of Common Stock Certificate(1)

10.1	Form of Dividend Reinvestment Plan(1)

10.2	Form of Investment Advisory Agreement by and between Registrant and Capitala Investment Advisors, LLC(1)

10.3	Form of Custodian Agreement(1)

10.4	Form of Administration Agreement by and between Registrant and Capitala Advisors Corp.(1)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.6	Form of Trademark License Agreement by and between Registrant and Capitala Investment Advisors, LLC(1)

10.7	Form of Purchase and Sale Agreement by and among Registrant, CapitalSouth Partners Fund III, L.P., CapitalSouth Partners SBIC Fund III, L.P. and CapitalSouth Partners SBIC F-III, LLC(4)

10.8	Form of Purchase and Sale Agreement by and among Registrant, Atlas Powers Investments, LLC, Markham Hunt Broyhill and John F. McGlinn(4)

10.9	Form of Purchase and Sale Agreement by and among Registrant, CapitalSouth Partners F-II, LLC, Atlas Powers Investments, LLC, Markham Hunt Broyhill, John F. McGlinn, Capitala Transaction Corp., Joseph B. Alala, III and Chris Norton(4)

10.10	Form of Agreement and Plan of Merger by and between Registrant, CS F-II Acquisition Sub, LLC, CapitalSouth Partners Fund II Limited Partnership and CapitalSouth Partners F-II, LLC(4)

10.11	Form of Purchase Agreement by and between Registrant, CapitalSouth Partners Fund III, L.P. and CapitalSouth Partners F-III, LLC(4)

10.12	Form of Purchase and Sale Agreement by and among Registrant, CapitalSouth Partners Florida Sidecar Fund I, L.P., Florida Growth Fund, LLC and CSP -Florida Mezzanine Fund I, LLC(4)

10.13	Form of Purchase Agreement by and among Registrant, CapitalSouth Partners Fund I, Limited Partnership and CapitalSouth Partners, LLC(4)

10.14	Form of Purchase and Sale Agreement by and between Registrant and CapitalSouth Corporation (4)

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

14.1	Code of Ethics (2)

21.1	List of Subsidiaries (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)a

32.1	Certification of Chief Executive Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Previously filed in connection with the Pre-Effective Amendment No. 1 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 9, 2013.
(2)	Previously filed in connection with Pre-Effective Amendment No. 2 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 16, 2013.
(3)	Previously filed in connection with Pre-Effective Amendment No. 4 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 20, 2013.

(4)	Previously filed in connection with Pre-Effective Amendment No. 5 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 24, 2013.

c.	Consolidated Financial Statement Schedules

No consolidated financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Capitala Finance Corp.

Date: March 28, 2014	By	/s/ Joseph B. Alala III
Joseph B. Alala III
Chief Executive Officer
(Principal Executive Officer)
Capitala Finance Corp.

Date: March 28, 2014	By	/s/ Stephen A. Arnall
Stephen A. Arnall
Chief Financial Officer
(Principal Financial and Accounting Officer)
Capitala Finance Corp.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph B. Alala III	Chief Executive Officer, President and Chairman of the Board of Directors	March 28, 2014
Joseph B. Alala III	(Principal Executive Officer)

/s/ Stephen A. Arnall	Chief Financial Officer	March 28, 2014
Stephen A. Arnall	(Principal Financial and Accounting Officer)

/s/ M. Hunt Broyhill	Director	March 28, 2014
M. Hunt Broyhill

/s/ R. Charles Moyer	Director	March 28, 2014
R. Charles Moyer

/s/ Larry W. Carroll	Director	March 28, 2014
Larry W. Carroll

/s/ H. Paul Chapman	Director	March 28, 2014
H. Paul Chapman

