Form 10-Q
period 2014-03-31
Capitala Finance Corp.; CapitalSouth Partners SBIC Fund III, L.P.; CAPITALSOUTH PARTNERS FUND II LP
filed 2014-05-12
CIK 1571329, 1462441, 1221483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2014

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

The number of shares of Capitala Finance Corp.’s common stock, $0.01 par value, outstanding as of May 12, 2014 was 12,974,420.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Capitala Finance Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of
	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS

Investments at fair value
Non-control/non-affiliate investments (amortized cost of $110,973 and $84,138, respectively)	$125,499	$99,140
Affiliate investments (amortized cost of $159,398 and $159,104, respectively)	188,307	189,098
Control investments (amortized cost of $63,113 and $58,057, respectively)	77,375	76,481
Total investments at fair value (amortized cost of $333,484 and $301,299, respectively)	391,181	364,719
Cash and cash equivalents	57,566	101,622
Interest and dividend receivable	3,605	2,917
Due from related parties	541	1,645
Deferred financing fees (net of accumulated amortization of $2,407 and $2,216, respectively)	4,680	4,871
Prepaid expenses	553	654
Accounts receivable	583	-
Total assets	$458,709	$476,428

LIABILITIES
SBA debentures payable	$192,200	$202,200
Due to related parties	190	1,153
Incentive fee payable	1,430	1,525
Interest payable	652	2,723
Accounts payable and accrued expenses	447	157
Total liabilities	$194,919	$207,758

NET ASSETS
Common stock, par value $.01, 100,000,000 common shares authorized, 12,974,420 common shares issued and outstanding	$130	$130
Additional paid in capital	188,408	188,408
Accumulated undistributed net investment income	16,383	16,760
Accumulated undistributed net realized gain (loss) from investments	1,172	(48)
Net unrealized appreciation on investments	57,697	63,420
Total net assets	263,790	268,670

Total liabilities and net assets	$458,709	$476,428

Net asset value per share	$20.33	$20.71

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	For the three months ended March 31
	2014	2013
		(combined)
INVESTMENT INCOME
Interest and fee income:
Non-control/Non-affiliate investments	$2,940	$2,091
Affiliate investments	3,740	2,445
Control investments	1,333	767
Total interest and fee income	8,013	5,303
Payment-in-kind interest and dividend income:
Non-control/Non-affiliate investments	173	44
Affiliate investments	293	52
Control investments	125	198
Total payment-in-kind interest and dividend income	591	294
Dividend income:
Non-control/Non-affiliate investments	163	-
Affiliate investments	29	29
Control investments	3,570	46
Total dividend income	3,762	75
Other income	-	571
Interest income from cash and cash equivalents	8	28
Total investment income	12,374	6,271

EXPENSES
Interest expense and amortization of deferred financing fees	2,199	2,065
Management fees	2,018	784
Incentive fees	1,430	-
General and administrative expenses	1,130	133
Expenses before management fee waiver	6,777	2,982
Management fee waiver (See Note 5)	(124)	-
Total expenses net of management fee waiver	6,653	2,982

NET INVESTMENT INCOME	5,721	3,289

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain from investments:
Non-control/Non-affiliate investments	1,158	-
Affiliate investments	-	-
Control investments	62	-
Total realized gain from investments	1,220	-
Net unrealized depreciation on investments	(5,723)	(721)
Net loss on investments	(4,503)	(721)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,218	$2,568

NET INCREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC AND DILUTED	$0.09	N/A

DIVIDENDS DECLARED PER SHARE	$0.47	-

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	12,974,420	N/A

See accompanying notes to consolidated financial statements.

N/A – Not Applicable

Capitala Finance Corp.

Consolidated Statements of Changes in Net Assets

(in thousands except share and per share data)

(unaudited)

			Common Stock		Additional	Accumulated	Accumulated	Net Unrealized
	General	Limited	Number of	Par	Paid in	Undistributed Net	Undistributed Net	Appreciation on
	Partner	Partners	Shares	Value	Capital	Investment Income	Realized Gains	Investments	Total

BALANCE, December 31, 2012	$282	$77,358	-	$-	$-	$8,560	$-	$56,233	$142,433
Net investment income	-	-	-	-	-	3,289	-	-	3,289
Net change in unrealized appreciation on portfolio investments	-	-	-	-	-	-	-	(721)	(721)
BALANCE, March 31, 2013	$282	$77,358	-	$-	$-	$11,849	$-	$55,512	$145,001

BALANCE, December 31, 2013	$-	$-	12,974,420	$130	$188,408	$16,760	$(48)	$63,420	$268,670
Net investment income	-	-	-	-	-	5,721	-	-	5,721
Net realized gain on portfolio investments	-	-	-	-	-	-	1,220		1,220
Net change in unrealized appreciation on portfolio investments	-	-	-	-	-	-		(5,723)	(5,723)
Dividends declared and paid	-	-	-	-	-	(6,098)	-	-	(6,098)
BALANCE, March 31, 2014	$-	$-	12,974,420	$130	$188,408	$16,383	$1,172	$57,697	$263,790

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the three months ended March 31
	2014	2013
		(combined)
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$1,218	$2,568
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of portfolio investments	(41,100)	(21,143)
Repayments of portfolio investments	10,728	13,000
Net realized gain on portfolio investments	(1,220)	-
Decrease in net unrealized appreciation on portfolio investments	5,723	721
Payment-in-kind interest and dividends accrued, net of payments received	(591)	(218)
Accretion of original issue discount on portfolio investments	(2)	(17)
Amortization of deferred financing fees	191	167
Changes in assets and liabilities:
Interest and dividend receivable	(688)	(446)
Due from related parties	1,104	(256)
Prepaid expenses	101	-
Accounts receivable	(583)	-
Due to related parties	(963)	(339)
Incentive fee payable	(95)	-
Interest payable	(2,071)	(1,838)
Accounts payable and accrued expenses	290	113
NET CASH USED IN OPERATING ACTIVITIES	(27,958)	(7,688)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of SBA-guaranteed debentures	-	25,000
Paydowns on SBA-guaranteed debentures	(10,000)
Dividends declared and paid	(6,098)	-
Deferred financing fees paid	-	(606)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(16,098)	24,394

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(44,056)	16,706
CASH AND CASH EQUIVALENTS, beginning of period	101,622	30,467
CASH AND CASH EQUIVALENTS, end of period	$57,566	$47,173

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$4,075	$3,735

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units)

March 31, 2014

(unaudited)

Company (4, 5)	Industry	Investment Interest Rate / Maturity	Principal Amount	Cost	Fair Value	% of Net Assets

Non-control/Non-affiliated investments - 47.8%

AAE Acquisition, LLC	Industrial Equipment Rental	Senior Secured Term Debt (12% Cash, Due 5/6/15)	$19,000	$18,995	$19,000	7.2%

AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (14% fully diluted)	-	17	2,333	0.9%

				19,012	21,333	8.1%

American Exteriors, LLC (1)	Replacement Window Manufacturer	Senior Secured Debt (14.0% Cash, Due 6/30/14)	4,509	3,309	4,509	1.7%

American Exteriors, LLC (1)	Replacement Window Manufacturer	Jr. Convertible Note (10.0% Cash, Due 6/30/15)	500	415	625	0.2%

American Exteriors, LLC (8)	Replacement Window Manufacturer	Common Stock Warrants (15% fully diluted)	-	-	394	0.2%

				3,724	5,528	2.1%

Boot Barn Holding Corporation	Western Wear Retail	Common Stock (2,400 shares)	-	2,400	6,288	2.4%

				2,400	6,288	2.4%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)	-	258	198	0.1%

Caregiver Services, Inc. (8)	In-Home Healthcare Services	Common Stock Warrants (655,908 units)	-	264	444	0.1%

				522	642	0.2%

Crowley Holdings, Inc. (6)	Transportation	Series A Income Preferred Shares (6,000 shares, 10% cash, 2% PIK dividend)	-	6,051	6,051	2.3%

				6,051	6,051	2.3%

Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Senior Secured Term Debt (13% Cash, Due 10/6/16)	2,000	2,000	2,000	0.8%

Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Common Unit Warrants (12% fully diluted)	-	-	780	0.3%

				2,000	2,780	1.1%

Kelle's Transport Service, LLC (6)	Transportation	Preferred Units (1,000 units, 10% PIK Dividend)	-	2,596	2,600	1.0%

Kelle's Transport Service, LLC	Transportation	Senior Secured Debt (14% Cash, Due 3/31/19)	16,000	15,982	16,000	6.1%

Kelle's Transport Service, LLC	Transportation	Common Stock Warrants (15% fully diluted)	-	22	-	0.0%

				18,600	18,600	7.1%

Medical Depot, Inc.	Medical Device Distributor	Subordinated Debt (14% Cash, Due 9/27/20)	4,667	4,667	4,667	1.8%

Medical Depot, Inc.	Medical Device Distributor	Series C Convertible Preferred Stock (740 shares)	-	1,333	2,374	0.9%

				6,000	7,041	2.7%

Naples Lumber & Supply Co (1)	Building Supplies	Subordinated Debt (7% Cash, Due 6/30/15)	2,109	1,309	2,109	0.8%

Naples Lumber & Supply Co	Building Supplies	Common Stock Warrants (10% fully diluted)	-	-	500	0.2%

				1,309	2,609	1.0%

Pickaway Plains Ambulance Services, Inc. (1) (2)	Medical Transportation Services	Senior Secured Term Debt (13% Cash, Due 12/31/15)	1,548	-	-	0.0%

Pickaway Plains Ambulance Services, Inc.	Medical Transportation Services	Common Stock Warrants (5% fully diluted)	-	-	-	0.0%

				-	-	0.0%

Precision Manufacturing, LLC	Industrial Boiler Manufacturer	Senior Secured Term Debt (14% PIK, Due 2/13/15)	200	200	200	0.1%

Precision Manufacturing, LLC (3)	Industrial Boiler Manufacturer	Subordinated Debt (6.5% Cash, 6.5% PIK, Due 2/10/17)	2,500	2,500	1,536	0.6%

Precision Manufacturing, LLC	Industrial Boiler Manufacturer	Membership Unit Warrants (70,000 units)	-	-	-	0.0%

				2,700	1,736	0.7%

Sierra Hamilton, LLC	Oil & Gas Engineering and Consulting Services	Senior Secured Debt (12.25% Cash, Due 12/15/18)	15,000	15,000	15,000	5.7%

				15,000	15,000	5.7%

Southern Pump & Tank Company, LLC (1)	Petroleum Equipment Supplier	Senior Secured Term Debt (13% Cash, 6% PIK, Due 6/15/14)	4,136	3,323	3,624	1.4%

Southern Pump & Tank Company, LLC	Petroleum Equipment Supplier	Common Stock Warrants (10% fully diluted)	-	-	-	0.0%

				3,323	3,624	1.4%

Stoddard Hill Media Holdings, LLC	IT Hosting Services	Class D Preferred Units (132,159 shares)	-	300	434	0.2%

				300	434	0.2%

Tenere, Inc.	Industrial Manufacturing	Senior Secured Term Debt (11% Cash, 2% PIK, Due 12/17/17)	3,451	3,451	3,451	1.3%

				3,451	3,451	1.3%

Velum Global Credit Management, LLC	Financial Services	Senior Secured Debt (15% Cash, Due 12/31/15)	8,300	8,300	8,300	3.1%

				8,300	8,300	3.1%

Worklife America, Inc.	Professional Employer Organization	Senior Secured Debt (12% Cash, Due 12/28/16)	18,281	18,281	18,281	7.0%

Worklife America, Inc.	Professional Employer Organization	Common Unit Warrants (4.4% ownership)	-	-	3,253	1.2%

Worklife America, Inc.	Professional Employer Organization	Preferred Unit Warrants (4.4% ownership)	-	-	548	0.2%

				18,281	22,082	8.4%

Sub Total Non-control/Non-affiliated investments				$110,973	$125,499	47.8%

Affiliate investments - 71.3%

Chef'N Corporation	Culinary Products	Subordinated Debt (15% , 3% PIK at company's option, Due 5/16/18)	$6,300	$6,300	6,300	2.4%

Chef'N Corporation	Culinary Products	Series A Preferred Stock (1,000,000 shares)	-	1,000	4,236	1.6%

				7,300	10,536	4.0%

City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 9/28/16)	8,231	8,231	8,231	3.1%

City Gear, LLC (6)	Footwear Retail	Preferred Membership Units (9% cash dividend)	-	1,269	1,269	0.5%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (14.15% fully diluted)	-	-	5,827	2.2%

				9,500	15,327	5.8%

Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (14% Cash, 2% PIK, Due 3/22/18)	11,230	11,230	11,230	4.3%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (2,216,463 shares)	-	2,576	9,797	3.7%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock Warrant (403,257 shares)	-	-	1,782	0.6%

				13,806	22,809	8.6%

Enersafe, LLC	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 11/22/18)	12,149	12,149	12,149	4.6%

Enersafe, LLC	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 2/1/19)	9,681	9,681	9,681	3.7%

Enersafe, LLC	Oil & Gas Services	Class A Common Stock (3,600 shares)	-	3,600	3,600	1.4%

				25,430	25,430	9.7%

GA Communications, Inc. (6)	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8% PIK dividend)	-	2,045	2,415	0.9%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)	-	2	2,842	1.1%

				2,047	5,257	2.0%

Impresa Aerospace Holdings, LLC (3)	Aerospace Parts Manufacturer	Subordinated Debt (4.1% Cash, Due 4/28/16)	13,641	12,258	9,934	3.8%

Impresa Aerospace Holdings, LLC	Aerospace Parts Manufacturer	Class A Membership Units (1,006,621 units)	-	900	-	0.0%

Impresa Aerospace Holdings, LLC	Aerospace Parts Manufacturer	Class C Membership Units (362,416 units)	-	362	-	0.0%

Impresa Aerospace Holdings, LLC	Aerospace Parts Manufacturer	Class F Membership Units (604,504 units)	-	605	-	0.0%

				14,125	9,934	3.8%

J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13% Cash, Due 7/16/18)	5,182	5,182	5,182	1.9%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)	-	818	463	0.2%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (4,506 shares)	-	-	255	0.1%

				6,000	5,900	2.2%

LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)	-	1,500	13,270	5.0%

				1,500	13,270	5.0%

MJC Holdings, LLC	Specialty Clothing	Subordinated Debt (14% Cash, 2% PIK at Company's option, Due 1/16/18)	7,500	7,500	7,500	2.8%

MJC Holdings, LLC	Specialty Clothing	Series A Preferred Units (2,000,000 units)	-	2,000	4,961	1.9%

				9,500	12,461	4.7%

MMI Holdings, LLC	Medical Device Distributor	Senior Secured Debt (12% Cash, Due 10/17/14)	2,600	2,600	2,600	1.0%

MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 8/15/15)	400	388	400	0.2%

MMI Holdings, LLC (6)	Medical Device Distributor	Preferred Units (1,000 units, 6% PIK dividend)	-	1,070	1,217	0.4%

MMI Holdings, LLC	Medical Device Distributor	Common Units (45 units)	-	-	114	0.0%

				4,058	4,331	1.6%

MTI Holdings, LLC	Retail Display & Security Services	Subordinated Debt (12% Cash, Due 11/1/18)	8,000	8,000	8,000	3.0%

MTI Holdings, LLC	Retail Display & Security Services	Capital Units (2,000,000 units)	-	2,000	3,965	1.5%

				10,000	11,965	4.5%

Source Capital ABUTEC, LLC	Environmental Services Products	Subordinated Debt (12% Cash, 3% PIK, Due 12/28/17)	5,164	5,164	5,164	2.0%

Source Capital ABUTEC, LLC	Environmental Services Products	Preferred Membership Units (15.5% fully diluted)	-	1,239	89	0.0%

				6,403	5,253	2.0%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Subordinated Debt (13% Cash, Due 2/17/17)	2,500	2,500	2,500	0.9%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Common Stock Warrants (6.65% fully diluted)	-	-	704	0.3%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% fully diluted)	-	750	980	0.4%

				3,250	4,184	1.6%

Source Capital SSCR, LLC	Personal Product Manufacturer	Senior Secured Term Debt (14% Cash, Due 7/6/17)	15,000	15,000	11,776	4.5%

Source Capital SSCR, LLC	Personal Product Manufacturer	Senior Secured Term Debt (14% Cash, 5% PIK, Due 4/30/14)	2,104	2,104	1,931	0.7%

Source Capital SSCR, LLC	Personal Product Manufacturer	Preferred Membership Units (14,718 units)	-	1,720	-	0.0%

Source Capital SSCR, LLC	Personal Product Manufacturer	Membership Unit Warrants (0.987% fully diluted)	-	-	-	0.0%

				18,824	13,707	5.2%

Source Recycling, LLC (2)	Metal Recycler	Subordinated Debt (13% Cash, Due 9/2/16)	5,000	5,000	3,950	1.5%

Source Recycling, LLC	Metal Recycler	Membership Units (68,658 units)	-	1,590	-	0.0%

Source Recycling, LLC	Metal Recycler	Membership Unit Warrants (1% fully diluted)	-	-	-	0.0%

				6,590	3,950	1.5%

Sparus Holdings, Inc. (1)	Energy Services	Subordinated Debt (12% Cash, Due 3/21/16)	7,000	7,000	7,000	2.7%

Sparus Holdings, Inc.	Energy Services	Series B Preferred Stock (5,703 shares)	-	1,173	1,064	0.4%

Sparus Holdings, Inc.	Energy Services	Common Stock Warrants (3,491 shares)	-	-	-	0.0%

				8,173	8,064	3.1%

STX Healthcare Management Services, Inc. (1)	Dental Practice Management	Subordinated Debt (14% Cash, Due 7/31/15)	7,425	7,425	7,425	2.8%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares)	-	1,200	765	0.3%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock Warrants (1,154,254 shares)	-	218	812	0.3%

				8,843	9,002	3.4%

Take 5 Oil Change, Inc.	Quick Lube Services	Common Stock (10,692 shares)	-	1,069	1,866	0.7%

				1,069	1,866	0.7%

V12 Holdings, Inc. (1)	Data Processing & Digital Marketing	Bridge Note (0% Cash, Due 12/31/14)	663	361	663	0.2%

V12 Holdings, Inc. (1)	Data Processing & Digital Marketing	Tier 2 Note (0% Cash, Due 12/31/14)	81	44	81	0.0%

V12 Holdings, Inc. (1)	Data Processing & Digital Marketing	Senior Subordinated Note (0% Cash, Due 12/31/14)	3,563	2,369	3,563	1.4%

V12 Holdings, Inc. (1)	Data Processing & Digital Marketing	Tier 3 Note (0% Cash, Due 12/31/14)	299	206	299	0.1%

V12 Holdings, Inc. (1)	Data Processing & Digital Marketing	Jr. Subordinated Note (0% Cash, Due 12/31/14)	2,750	-	455	0.2%

V12 Holdings, Inc. (1)	Data Processing & Digital Marketing	Tier 4 Note (0% Cash, Due 12/31/14)	243	-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-1 Preferred Stock (255,102 shares)	-	-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-3 Preferred Stock (88,194 shares)	-	-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-5 Preferred Stock (20,530 shares)	-	-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Common Stock Warrants (2,063,629 warrants)	-	-	-	0.0%

				2,980	5,061	1.9%

Sub Total Affiliate investments				$159,398	$188,307	71.3%

Control investments - 29.4%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Senior Secured Term Debt (12% Cash, 4% PIK, Due 5/24/18)	$6,651	$6,651	$6,651	2.5%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (1,125,000 shares)	-	1,125	-	0.0%

				7,776	6,651	2.5%

KBP Investments, LLC (6) (7)	QSR Franchisee	Class A Preferred Stock (8,270 shares, 10% Dividend)	-	8,269	8,269	3.1%

KBP Investments, LLC	QSR Franchisee	Class A Common Stock (380,413 shares)	-	-	15,866	6.0%

				8,269	24,135	9.1%

Market E's, LLC (2)	Online Travel Sales & Marketing	Senior Secured Debt (10% Cash, Due 12/31/14)	650	650	650	0.2%

Market E's, LLC (1) (2)	Online Travel Sales & Marketing	Senior Secured Debt (14% Cash, 3% PIK, Due 12/31/14)	2,897	2,833	988	0.4%

Market E's, LLC	Online Travel Sales & Marketing	Class A Preferred Stock (600 shares)	-	240	-	0.0%

Market E's, LLC	Online Travel Sales & Marketing	Class B Preferred Stock (2,411 shares)	-	965	-	0.0%

Market E's, LLC	Online Travel Sales & Marketing	Class A Common Stock (600 shares)	-	-	-	0.0%

				4,688	1,638	0.6%

Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/16/16)	1,862	1,862	1,862	0.7%

Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/16/16)	3,590	3,590	3,590	1.4%

Micro Precision, LLC	Conglomerate	Common Stock (47 units)	-	1,629	1,629	0.6%

				7,081	7,081	2.7%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Senior Secured Term Debt (17% Cash, 3% PIK at company's option, Due 2/1/16)	6,735	6,735	6,735	2.6%

Navis Holdings, Inc. (6)	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10% dividend)	-	1,000	1,225	0.5%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)	-	1	1,649	0.6%

				7,736	9,609	3.7%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/16)	4,897	4,897	4,897	1.9%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)	-	3,278	1,911	0.7%

On-Site Fuel Services, Inc. (6)	Fuel Transportation Services	Series B Preferred Stock (23,648 shares. 14% dividend, 4% PIK dividend)	-	2,365	2,835	1.1%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,107 shares)	-	33	-	0.0%

				10,573	9,643	3.7%

Print Direction, Inc.	Printing Services	Senior Secured Term Debt (15% Cash, Due 2/24/19)	14,000	14,000	14,000	5.3%

Print Direction, Inc.	Printing Services	Common Stock (19,363 shares)	-	2,990	4,423	1.7%

Print Direction, Inc.	Printing Services	Common Stock Warrants (3% fully diluted)	-	-	195	0.1%

				16,990	18,618	7.1%

Sub Total Control investments				$63,113	$77,375	29.4%

TOTAL INVESTMENTS - 148.3%				$333,484	$391,181	148.5%

(1) The maturity date of the original investment has been extended.

(2) Due to deterioration in credit quality, this investment is on non- accrual status.

(3) The debt investment is accruing interest based on the terms of the forebearance agreement.

(4) All debt investments are income producing. Equity and warrant investments are non-income producing, unless otherwise noted.

(5) Percentages are based on net assets of $263,790 as of March 31, 2014.

(6) The equity investment is income producing, based on rate disclosed.

(7) During the fourth quarter of 2013, the Company accepted a consent fee that waives its right to dividends through September 30, 2014.

(8) The equity investment has an exercisable put option.

See accompanying notes to consolidated financial statements.

 Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units)

December 31, 2013

Company (4, 5)	Industry	Investment Interest Rate / Maturity	Principal Amount	Cost	Fair Value	% of Net Assets
Non-control/Non-affiliated investments - 36.9%
AAE Acquisition, LLC	Industrial Equipment Rental	Senior Secured Term Debt (12% Cash, Due 5/6/15)	$19,000	$18,992	$19,000	7.1%
AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (21% fully diluted)	-	25	3,500	1.3%
				19,017	22,500	8.4%
American Exteriors, LLC(1)	Replacement Window Manufacturer	Senior Secured Debt (14.0% Cash, Due 6/30/14)	4,565	3,365	4,565	1.7%
American Exteriors, LLC (1)	Replacement Window Manufacturer	Jr. Convertible Note (10.0% Cash, Due 6/30/15)	500	416	612	0.2%
American Exteriors, LLC (8)	Replacement Window Manufacturer	Common Stock Warrants (15% fully diluted)	-	-	1,106	0.4%
				3,781	6,283	2.3%
Boot Barn Holding Corporation	Western Wear Retail	Common Stock (2,400 shares)	-	2,400	4,774	1.8%
				2,400	4,774	1.8%
Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)	-	258	231	0.1%
Caregiver Services, Inc. (8)	In-Home Healthcare Services	Common Stock Warrants (655,908 units)	-	264	517	0.2%
				522	748	0.3%
Crowley Holdings, Inc. (6)	Transportation	Series A Income Preferred Shares (6,000 shares, 10% cash, 2% PIK dividend)	-	6,000	6,000	2.2%
				6,000	6,000	2.2%
Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Senior Secured Term Debt (13% Cash, Due 10/6/16)	2,000	2,000	2,000	0.7%
Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Common Unit Warrants (12% fully diluted)	-	-	800	0.3%
				2,000	2,800	1.0%
Medical Depot, Inc.	Medical Device Distributor	Subordinated Debt (14% Cash, Due 10/11/16)	4,667	4,667	4,667	1.7%
Medical Depot, Inc.	Medical Device Distributor	Series C Convertible Preferred Stock (740 shares)	-	1,333	2,129	0.8%
	`
				6,000	6,796	2.5%
Naples Lumber & Supply Co (1)	Building Supplies	Subordinated Debt (6% cash, Due 2/15/14)	2,109	1,309	2,109	0.8%
Naples Lumber & Supply Co	Building Supplies	Common Stock Warrants (10% fully diluted)	-	-	400	0.1%
				1,309	2,509	0.9%
Pickaway Plains Ambulance Services, Inc. (1, 2)	Medical Transportation Services	Senior Secured Term Debt (13% Cash, Due 12/31/15)	1,548	-	-	0.0%
Pickaway Plains Ambulance Services, Inc.	Medical Transportation Services	Common Stock Warrants (5% fully diluted)	-	-	-	0.0%
				-	-	0.0%
Precision Manufacturing, LLC (2)	Industrial Boiler Manufacturer	Subordinated Debt (13% Cash, Due 2/10/17)	2,500	2,500	1,536	0.6%
Precision Manufacturing, LLC	Industrial Boiler Manufacturer	Membership Unit Warrants (70,000 units)	-	-	-	0.0%
				2,500	1,536	0.6%
Sierra Hamilton, LLC	Oil & Gas Engineering and Consulting Services	Senior Secured Debt (12.25% Cash, 12/15/18)	15,000	15,000	15,000	5.6%
				15,000	15,000	5.6%
Southern Pump & Tank Company, LLC (1)	Petroleum Equipment Supplier	Senior Secured Term Debt (13% Cash, 6% PIK, Due 6/15/14)	3,633	3,213	3,624	1.3%
Southern Pump & Tank Company, LLC	Petroleum Equipment Supplier	Common Stock Warrants (10% fully diluted)	-	-	-	0.0%
				3,213	3,624	1.3%
Stoddard Hill Media Holdings, LLC	IT Hosting Services	Class D Preferred Units (132,159 shares)	-	300	453	0.2%
				300	453	0.2%
Tenere, Inc.	Industrial Manufacturing	Senior Secured Term Debt (11% Cash, 2% PIK, Due 12/17/17)	3,440	3,440	3,440	1.3%
				3,440	3,440	1.3%
Worklife America, Inc.	Professional Employer Organization	Senior Secured Debt (12% Cash, Due 12/28/16)	18,656	18,656	18,656	7.0%
Worklife America, Inc.	Professional Employer Organization	Common Unit Warrants (3.84% ownership)	-	-	3,441	1.3%
Worklife America, Inc.	Professional Employer Organization	Preferred Unit Warrants (3.84% ownership)	-	-	580	0.2%
				18,656	22,677	8.5%
Sub Total Non-control/Non-affiliated investments				$84,138	$99,140	36.9%
Affiliate investments - 70.4%
Chef'N Corporation	Culinary Products	Subordinated Debt (15%, 3% PIK at company's option, Due 5/16/18)	$6,300	$6,300	$6,300	2.3%
Chef'N Corporation	Culinary Products	Series A Preferred Stock (1,000,000 shares)	-	1,000	4,002	1.5%
				7,300	10,302	3.8%
City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 9/28/16)	8,231	8,231	8,231	3.1%
City Gear, LLC (6)	Footwear Retail	Preferred Membership Units (2.78% fully diluted, 9% dividend)	-	1,269	1,269	0.5%
City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.37% fully diluted)	-	-	5,307	2.0%
				9,500	14,807	5.6%
Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (14% Cash, 2% PIK, Due 3/22/18)	11,174	11,174	11,174	4.2%
Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (2,216,463 shares)	-	2,576	9,797	3.6%
Corporate Visions, Inc.	Sales & Marketing Services	Common Stock Warrant (403,257 shares)	-	-	1,782	0.7%
				13,750	22,753	8.5%
GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares)	-	1,998	2,370	0.9%
GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)	-	2	2,541	0.9%
				2,000	4,911	1.8%
Impresa Aerospace Holdings, LLC (3)	Aerospace Parts Manufacturer	Subordinated Debt (4.1% Cash, Due 4/28/16)	13,274	12,258	10,064	3.7%
Impresa Aerospace Holdings, LLC	Aerospace Parts Manufacturer	Class A Membership Units (1,006,621 units)	-	900	-	0.0%
Impresa Aerospace Holdings, LLC	Aerospace Parts Manufacturer	Class C Membership Units (362,416 units)	-	362	-	0.0%
Impresa Aerospace Holdings, LLC	Aerospace Parts Manufacturer	Class F Membership Units (604,504 units)	-	604	-	0.0%
				14,124	10,064	3.7%

Company (4, 5)	Industry	Investment Interest Rate / Maturity	Principal Amount	Cost	Fair Value	% of Net Assets
J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13% Cash, Due 7/16/18)	5,182	5,182	5,182	2.0%
J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 Shares)	-	818	934	0.3%
J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (4,506 shares)	-	-	515	0.2%
				6,000	6,631	2.5%
LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)	-	1,500	14,622	5.4%
				1,500	14,622	5.4%
MJC Holdings, LLC	Specialty Clothing	Subordinated Debt (14%, 2% PIK at company's option, Due 1/16/18)	7,500	7,500	7,500	2.8%
MJC Holdings, LLC	Specialty Clothing	Series A Preferred Units (2,000,000 units)	-	2,000	5,224	1.9%
				9,500	12,724	4.7%
MMI Holdings, LLC	Medical Device Distributor	Senior Secured Debt (12% Cash, Due 10/17/14)	2,600	2,600	2,600	1.1%
MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 8/15/15)	400	388	400	0.1%
MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units)	-	1,052	1,200	0.4%
MMI Holdings, LLC	Medical Device Distributor	Common Units (45 units)	-	-	125	0.0%
				4,040	4,325	1.6%
MTI Holdings, LLC	Retail Display & Security Services	Subordinated Debt (12% Cash, Due 11/1/18)	8,000	8,000	8,000	3.0%
MTI Holdings, LLC	Retail Display & Security Services	Capital Units (2,000,000 units)	-	2,000	2,823	1.1%
				10,000	10,823	4.1%
Source Capital ABUTEC, LLC	Environmental Services Products	Senior Secured Debt (12% Cash, 3% PIK, Due 12/28/17)	5,125	5,125	5,125	1.9%
Source Capital ABUTEC, LLC	Environmental Services Products	Preferred Membership Units (15.5% fully diluted)	-	1,240	60	0.0%
				6,365	5,185	1.9%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Subordinated Debt (13% Cash, Due 2/17/17)	2,500	2,500	2,500	0.9%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% fully diluted)	-	750	810	0.3%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Common Stock Warrants (6.65% fully diluted)	-	-	576	0.2%
				3,250	3,886	1.4%
Source Capital SSCR, LLC	Personal Product Manufacturer	Senior Secured Term Debt (14% Cash, Due 7/6/17)	15,000	15,000	12,115	4.5%
Source Capital SSCR, LLC	Personal Product Manufacturer	Senior Secured Term Debt (14% Cash, 5% PIK, Due 3/28/14)	2,079	2,079	1,958	0.7%
Source Capital SSCR, LLC	Personal Product Manufacturer	Preferred Membership Units (14,718 units)	-	1,720	-	0.0%
Source Capital SSCR, LLC	Personal Product Manufacturer	Membership Unit Warrants (0.987% fully diluted)	-	-	-	0.0%
				18,799	14,073	5.2%
Source Recycling, LLC (2)	Metal Recycler	Subordinated Debt (13% Cash, Due 9/2/16)	5,000	5,000	3,950	1.5%
Source Recycling, LLC	Metal Recycler	Membership Units (68,658 units)	-	1,590	-	0.0%
Source Recycling, LLC	Metal Recycler	Membership Unit Warrants (1% fully diluted)	-	-	-	0.0%
				6,590	3,950	1.5%
Sparus Holdings, Inc.(1)	Energy Services	Subordinated Debt (12% Cash, Due 3/21/16)	7,000	7,000	7,000	2.6%
Sparus Holdings, Inc.	Energy Services	Series B Preferred Stock (5,703 shares)	-	1,173	1,479	0.6%
Sparus Holdings, Inc.	Energy Services	Common Stock Warrants (3,491 shares)	-	-	304	0.1%
				8,173	8,783	3.3%
STX Healthcare Management Services, Inc. (1)	Dental Practice Management	Subordinated Debt (14% Cash, Due 7/31/15)	7,425	7,425	7,425	2.8%
STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares)	-	1,200	942	0.4%
STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock Warrants (1,154,254 shares)	-	218	906	0.3%
				8,843	9,273	3.5%
Take 5 Oil Change, LLC	Quick Lube Services	Common Stock (10,692 shares)	-	1,069	1,604	0.6%
				1,069	1,604	0.6%
TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 11/22/18)	12,088	12,088	12,088	4.5%
TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 2/1/19)	9,633	9,633	9,633	3.6%
TCE Holdings, Inc.	Oil & Gas Services	Class A Common Stock (3,600 shares)	-	3,600	3,600	1.3%
				25,321	25,321	9.4%
V12 Holdings(1)	Data Processing & Digital Marketing	Bridge Note (0% Cash, Due 12/31/14)	663	361	663	0.3%
V12 Holdings(1)	Data Processing & Digital Marketing	Tier 2 Note (0% Cash, Due 12/31/14)	81	44	81	0.0%
V12 Holdings(1)	Data Processing & Digital Marketing	Senior Subordinated Note (0% Cash, Due 12/31/14)	3,563	2,369	3,598	1.3%
V12 Holdings(1)	Data Processing & Digital Marketing	Tier 3 Note (0% Cash, Due 12/31/14)	299	206	314	0.1%
V12 Holdings(1)	Data Processing & Digital Marketing	Jr. Subordinated Note (0% Cash, Due 12/31/14)	2,750	-	405	0.2%
V12 Holdings(1)	Data Processing & Digital Marketing	Tier 4 Note (0% Cash, Due 12/31/14)	243	-	-	0.0%
V12 Holdings	Data Processing & Digital Marketing	Series A-1 Preferred Stock (255,102 shares)	-	-	-	0.0%
V12 Holdings	Data Processing & Digital Marketing	Series A-3 Preferred Stock (88,194 shares)	-	-	-	0.0%
V12 Holdings	Data Processing & Digital Marketing	Series A-5 Preferred Stock (20,530 shares)	-	-	-	0.0%
V12 Holdings	Data Processing & Digital Marketing	Common Stock Warrants (2,063,629 warrants)	-	-	-	0.0%
				2,980	5,061	1.9%
Sub Total Affiliate investments				$159,104	$189,098	70.4%
Control investments - 28.4%
CableOrganizer Acquisition, LLC	Computer Supply Retail	Senior Secured Debt (12% Cash, 4% PIK, Due 5/24/18)	$6,585	$6,585	$6,585	2.5%
CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (1,125,000 shares)	-	1,125	88	0.0%
				7,710	6,673	2.5%
KBP Investments, LLC (6) (7)	QSR Franchisee	Class A Preferred Stock (8,270 shares, 10% Dividend)	-	8,269	8,269	3.1%
KBP Investments, LLC	QSR Franchisee	Class A Common Stock (380,413 shares)	-	-	16,518	6.1%
				8,269	24,787	9.2%
Market E’s, LLC	Online Travel Sales & Marketing	Senior Secured Debt (10% Cash, Due 12/31/14)	650	650	650	0.2%
Market E’s, LLC (1)(2)	Online Travel Sales & Marketing	Senior Subordinated Debt (14% Cash, 3% PIK, Due 12/31/14)	3,014	2,832	988	0.4%
Market E’s, LLC	Online Travel Sales & Marketing	Class A Preferred Stock (600 shares)	-	240	-	0.0%
Market E’s, LLC	Online Travel Sales & Marketing	Class B Preferred Stock (2,411 shares)	-	965	-	0.0%
Market E’s, LLC	Online Travel Sales & Marketing	Class A Common Stock (600 shares)	-	-	-	0.0%
				4,687	1,638	0.6%
Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/16/16)	1,862	1,862	1,862	0.7%
Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/16/16)	3,557	3,557	3,557	1.3%
Micro Precision, LLC	Conglomerate	Common Stock (47 units)	-	1,629	2,210	0.8%
				7,048	7,629	2.8%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Senior Secured Term Debt (17%, 3% PIK at company's option, Due 2/1/16)	6,753	6,753	6,753	2.5%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares)	-	1,000	1,200	0.5%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)	-	1	1,079	0.4%
				7,754	9,032	3.4%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/16)	4,848	4,848	4,848	1.8%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)	-	3,278	2,719	1.0%
On-Site Fuel Services, Inc. (6)	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)	-	2,451	2,707	1.0%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,107 shares)	-	33	-	0.0%
				10,610	10,274	3.8%
Print Direction, Inc. (1)	Printing Services	Subordinated Debt (12% Cash, 6% PIK, Due 7/25/2018)	4,424	4,389	4,424	1.6%
Print Direction, Inc. (1)	Printing Services	Subordinated Debt (14% Cash, Due 7/31/18)	4,600	4,600	4,600	1.7%
Print Direction, Inc.	Printing Services	Common Stock (19,363 shares)	-	2,990	7,110	2.7%
Print Direction, Inc.	Printing Services	Common Stock Warrants (3% fully diluted)	-	-	314	0.1%
				11,979	16,448	6.1%
Sub Total Control investments				$58,057	$76,481	28.4%
TOTAL INVESTMENTS - 135.7%				$301,299	$364,719	135.7%

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

Note 1. Organization

Capitala Finance Corp. (the “Company”, “we”, “us”, and “our”) is a newly formed, externally managed non-diversified closed-end management investment company incorporated in Maryland that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and as such, are subject to reduced public company reporting requirements. We commenced operations on May 24, 2013 and completed our initial public offering (“IPO”) on September 30, 2013. The Company is managed by Capitala Investment Advisors, LLC (the “Investment Advisor”), an investment adviser that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and Capitala Advisors Corp. (the “Administrator”) provides the administrative services necessary for us to operate. In addition, for U.S. federal income tax purposes, the Company intends to elect to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our tax year ending August 31, 2014.

The Company was formed for the purpose of: (i) acquiring, through a series of transactions, an investment portfolio from the following entities: CapitalSouth Partners Fund I Limited Partnership (“Fund I”); CapitalSouth Partners Fund II Limited Partnership (“Fund II”); CapitalSouth Partners Fund III, L.P. (“Fund III Parent”); CapitalSouth Partners SBIC Fund III, L.P. (“Fund III”) and CapitalSouth Partners Florida Sidecar Fund I, L.P. (“Florida Sidecar” and, collectively with Fund I, Fund II, Fund III and Fund III Parent, the “Legacy Funds”); (ii) raising capital in the IPO; and (iii) continuing and expanding the business of the Legacy Funds by making additional debt and equity investments in smaller and lower middle market companies.

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became the Company’s wholly-owned subsidiaries. Fund II and Fund III retained their SBIC licenses, continue to hold their existing investments and continue to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. As of March 31, 2014, the Company had 12,974,420 shares of common stock outstanding.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2013. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries as described in the Formation Transactions presented in Note 1. The transactions related to Fund II, Fund III, and the Florida Sidecar constitute an exchange of shares between entities under common control and will be accounted for in accordance with ASC 805, Business Combinations. As such, the results of the Company’s operations and cash flows for the three months ended March 31, 2013 have been presented on a combined basis in order to provide comparative information with respect to prior periods. The Formation Transactions also included an asset acquisition of certain assets in Fund I and Fund III Parent. In accordance with ASC 805, Business Combinations, the assets acquired were recorded at fair value at the date of acquisition, September 24, 2013.

The Company’s financial position as of March 31, 2014 is presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and the Florida Sidecar) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

Use of Estimates in the Preparation of Financial Statements

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Segments

In accordance with ASC Topic 280 - Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure.

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

Valuation of Investments

The Company applies fair value accounting to all of its financial instruments in accordance with the 1940 Act and ASC Topic 820 - Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 4.

In determining fair value, our board of directors (the “Board”) uses various valuation approaches, and engages a third-party valuation firm, which provides an independent review of certain investments. In accordance with U.S. GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Board. Unobservable inputs reflect the Boards’ assumptions about the inputs market participants would use in pricing the asset or liability developed based upon the best information available in the circumstances

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a market for the securities existed. Accordingly, the degree of judgment exercised by the Board in determining fair value is greatest for securities categorized in Level 3 (as defined below). In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement.

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

Valuation Techniques

Senior and Subordinated Secured Loans

The Company’s portfolio primarily consists of private debt instruments (“Level 3 debt”). We consider our Level 3 debt to be performing loans if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Company’s Board considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings (if applicable), the financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Board will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

This evaluation will be updated no less than quarterly for Level 3 debt instruments that are not performing, and more frequently for time periods where there are significant changes in the collateral or significant changes in the perceived performance of the underlying portfolio company. The collateral value will be analyzed on an ongoing basis using internal metrics, appraisals, third-party valuation agents and other data as may be acquired and analyzed by our management and Board.

Equity Investments in Private Companies

Our Board determines the fair value of its investments in private companies by incorporating valuations that consider the evaluation of financing and sale transactions with third-parties, expected cash flows and market-based information, including comparable transactions, and performance multiples, among other factors, and may use third-party valuation agents. Such non-public investments are included in Level 3 of the fair value hierarchy.

Warrants

Our Board will ascribe value to warrants based on the fair value of holdings to which they are associated that can include discounted cash flow analyses, option pricing models, comparable analyses and other techniques as deemed appropriate. Such warrants are included in Level 3 of the fair value hierarchy to the extent issued by non-public companies.

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

Non-accrual income: Generally, when interest and/or principal payments on a loan become materially past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status, and will generally cease recognizing interest income and PIK interest on that loan for financial reporting purposes. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. The company may elect to cease accruing PIK interest and continue accruing interest income in cases where a loan is currently paying its interest income but, in management’s judgment, there is a reasonable likelihood of principal loss on the loan. Non-accrual loans are returned to accrual status when the borrower’s financial condition improves such that management believes current interest and principal payments are expected to be collected.

Gains and Losses on investment sales and paydowns: Realized gains and losses on investments are recognized using the specific identification method.

Dividend Income and Paid-in-kind Dividends: Dividend income is recognized on the date dividends are declared. The Company holds preferred equity investments in the portfolio that contain a payment-in-kind dividend (“PIK dividends”) provision. PIK dividends, which represent contractually deferred dividends added to the equity balance, are recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company will typically cease accrual of PIK dividends when the fair value of the equity investment is less than the cost basis of the investment or when it is otherwise determined by management that collection of PIK dividends are unlikely to be collected. If management determines that a decline in fair value is temporary in nature and the PIK dividends are more likely than not to be collected, management may elect to continue accruing PIK dividends.

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

Commitments and Contingencies

As of March 31, 2014 and December 31, 2013, the Company had no outstanding unfunded commitments.

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

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of March 31, 2014 and December 31, 2013, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of March 31, 2014 and December 31, 2013. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three month periods ended March 31, 2014 and March 31, 2013. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations.

Dividends

Dividends to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the Board. Net capital gains, if any, are generally distributed at least annually, although we may decide to retain such capital gains for reinvestment.

We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a cash dividend or other distribution, each stockholder that has not “opted out” of our dividend reinvestment plan will have his/her dividends automatically reinvested in additional shares of our common stock rather than receiving cash dividends. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions.

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

Note 3. Recent Accounting Pronouncements

In June, 2013 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2013-08, “Financial Services – Investment Companies (Topic 946), Amendments to the Scope, Measurement, and Disclosure Requirements.” The amendments in this accounting standards update affect the scope, measurement, and disclosure requirements for investment companies under U.S. generally accepted accounting principles, and clarify the characteristics of an investment company, provide comprehensive guidance for assessing whether an entity is an investment company, require that an investment company measure non-controlling ownership interests in other investment companies at fair value rather than using the equity method of accounting, and require additional disclosures. This standard is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Early adoption is prohibited. The Company has adopted this standard and the required disclosures are presented in the consolidated financial statements.

Note 4. Investments

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through our subsidiaries that are licensed by the SBA under the SBIC Act, we offer customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. We invest primarily in traditional mezzanine, senior subordinated and unitranche debt, as well as senior and second-lien loans and, to a lesser extent, equity securities issued by smaller and lower middle-market companies. As of March 31, 2014, our portfolio consisted of investments in 43 portfolio companies with a fair value of approximately $391.2 million.

During the three months ended March 31, 2014, we made approximately $41.1 million of investments in new or existing portfolio companies and had approximately $10.7 million in exits and repayments resulting in net investments of approximately $30.4 million for the period. During the three months ended March 31, 2013, we made approximately $21.1 million of investments in new or existing portfolio companies and had approximately $13.0 million in exits and repayments resulting in net investments of approximately $8.1 million for the period.

During the three month period ended March 31, 2014, all investments were made to portfolio companies in which the Company was not previously contractually obligated to provide financial support. In addition to investing directly in portfolio companies, the Company may assist portfolio companies in securing financing from other sources by introducing portfolio companies to sponsors or by leading a syndicate of investors to provide the portfolio companies with financing. During the three month period ended March 31, 2014, the Company did not lead any syndicates. During the three months ended March 31, 2014, the Company helped Print Direction, Inc. obtain a $3.5 million senior revolving credit facility.

The composition of our investments as of March 31, 2014, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$136,581	41.0%	$134,508	34.4%
Subordinated Debt	133,060	39.9	130,181	33.3
Equity and Warrants	63,843	19.1	126,492	32.3
Total	$333,484	100.0%	$391,181	100.0%

The composition of our investments as of December 31, 2013, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$103,457	34.3%	$102,071	28.0%
Subordinated Debt	136,638	45.4	133,710	36.7
Equity and Warrants	61,204	20.3	128,938	35.3
Total	$301,299	100.0%	$364,719	100.0%

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

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the Board that is consistent with ASC 820 (See Note 2). Consistent with our Company’s valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

In estimating fair value of portfolio investments, the Company starts with the cost basis of the investment, which includes amortized original issue discount and PIK interest and dividends, if any. The transaction price is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected fair values.

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

The following table presents fair value measurements of investments, by major class, as of March 31, 2014 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Debt	$—	$—	$134,508	$134,508
Subordinated Debt	—	—	130,181	130,181
Equity and Warrants	—	—	126,492	126,492
Total	$—	$—	$391,181	$391,181

The following table presents fair value measurements of investments, by major class, as of December 31, 2013 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Debt	$—	$—	$102,071	$102,071
Subordinated Debt	—	—	133,710	133,710
Equity and Warrants	—	—	128,938	128,938
Total	$—	$—	$364,719	$364,719

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2014 (dollars in thousands):

	Senior Secured Debt	Subordinated Debt	Equity and Warrants	Total
Balance as of January 1, 2014	$102,071	$133,710	$128,938	$364,719
Change in classification due to restructure	(5,125)	5,125	—	—
Repayments	(431)	(9,045)	(1,252)	(10,728)
Purchases	38,482	—	2,618	41,100
Payment in-kind interest and dividends, net of payments received	195	281	115	591
Accretion of original issue discount	2	—	—	2
Gain on sale	—	62	1,158	1,220
Increase/(decrease) in net unrealized appreciation	(686)	48	(5,085)	(5,723)
Balance as of March 31, 2014	$134,508	$130,181	$126,492	$391,181

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2013 (dollars in thousands):

	Senior Secured Debt	Subordinated Debt	Equity and Warrants	Total
Balance as of January 1, 2013	$73,861	$101,659	$108,411	$283,931
Repayments	—	(13,000)	—	(13,000)
Purchases	6,472	13,800	871	21,143
Payment in-kind interest and dividends, net of payments received	100	118	—	218
Accretion of original issue discount	1	16	—	17
Increase/(decrease) in net unrealized appreciation	(49)	(904)	232	(721)
Balance as of March 31, 2013	$80,385	$101,689	$109,514	$291,588

The net change in unrealized depreciation on investments held as of March 31, 2014 and March 31, 2013, was $(5.7) million and $(0.7) million, respectively, and is included in net unrealized appreciation on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of March 31, 2014 were as follows (dollars in thousands, except EBITDA amounts):

	Fair Value	Valuation Approach	Level 3 Input	Range of Inputs	Weighted Average

Subordinated debt and second lien notes	$108,111	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	7.0% - 18.0% 1. 1x – 4.9x $1.8 million-$27.9 million	14.1% 3.2x $11.6 million

Subordinated debt and second lien notes	$22,070	Enterprise Value Waterfall and Asset (1)	Adjusted EBITDA Multiple Adjusted EBITDA	4.0x – 5.0x $1.3 million - $1.6 million	4.2x $1.4 million

Senior debt and first lien notes	$134,508	Income and Asset (1)	Required Rate of Return Leverage Ratio Adjusted EBITDA	12.0% - 25.0% 0.3x – 7.1x $1.1 million- $29.7 million	14.9% 3.5x $10.1 million

Equity shares and warrants	$126,492	Enterprise Value Waterfall	Adjusted EBITDA Multiple Adjusted EBITDA Transaction Price	2.5x – 9.5x $1.6 million -$229.0 million	7.1x $24.8 million

(1)	$28.9 million in subordinated and senior notes were valued using the asset approach.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2013 were as follows (dollars in thousands, except EBITDA amounts):

	Fair Value	Valuation Approach	Level 3 Input	Range of Inputs	Weighted Average

Subordinated debt and second lien notes	$111,711	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	7.0% - 18.0% 1.2x – 4.6x $2.3 million-$25.8 million	14.1% 3.1x $11.2 million

Subordinated debt and second lien notes	21,999	Enterprise Value Waterfall and Asset (1)	Adjusted EBITDA Multiple Adjusted EBITDA	4.3x – 11.5x $1.3 million - $2.2 million	9.5x $2.0 million

Senior debt and first lien notes	102,071	Income and Asset (1)	Required Rate of Return Leverage Ratio Adjusted EBITDA	10.0% - 24.5% 1.2x – 9.9x $0.6 million- $29.7 million	15.2% 3.8x $11.2 million

Equity shares and warrants	128,938	Enterprise Value Waterfall	Adjusted EBITDA Multiple Adjusted EBITDA Transaction Price	1.6x – 9.5x $1.4 million -$229.0 million n/a	7.1x $23.8 million n/a

(1)	18.6 million in subordinated and senior notes were valued using the asset approach.

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

Note 5. Agreements

On September 24, 2013, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with our Investment Advisor, which was approved by the Board of the Company on June 10, 2013. The initial term of the Investment Advisory Agreement is two years, with automatic, one-year renewals at the end of each year subject to certain approvals by our Board and/or our stockholders. Subject to the overall supervision of our Board, our investment adviser manages our day-to-day operations, and provides investment advisory and management services to us. Under the terms of our Investment Advisory Agreement, The Investment Advisor:

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

The incentive fee consists of the following two parts:

The first part of the incentive fee is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to our Administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 2.0% per quarter (8.0% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee. We pay the Investment Advisor an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle of 2.0%;

•	100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle but is less than 2.5% in any calendar quarter (10.0% annualized). We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle but is less than 2.5%) as the “catch-up.” The “catchup” is meant to provide our investment adviser with 20% of our pre-incentive fee net investment income as if a hurdle did not apply if this net investment income exceeds 2.5% in any calendar quarter; and

•	20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to our Investment Advisor (once the hurdle is reached and the catch-up is achieved, 20% of all preincentive fee investment income thereafter is allocated to the Investment Advisor).

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and will equal 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio.

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

For the three months ended March 31, 2014 and 2013 we incurred $2.0 million and $0.8 million in base management fees, respectively. For the three months ended March 31, 2014 and 2013, our investment advisor waived $0.1 million and $0.0 million, respectively. For the three months ended March 31, 2014 and 2013, we incurred $1.4 million and $0, respectively, in incentive fees related to pre-incentive fee net investment income.

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

Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our chief financial officer, chief compliance officer and our allocable portion of the compensation of any administrative support staff. Under the Administration Agreement, our Administrator will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The Administration Agreement will have an initial term of two years and may be renewed with the approval of our Board. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to our Administrator. Stockholder approval is not required to amend the Administration Agreement.

The Administration Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Administrator and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from the Company, for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Administrator’s services under the Administration Agreement or otherwise as Administrator for the Company.

Note 6. Related Party Transactions

At March 31, 2014 and December 31, 2013, the Company had the following receivables from (payables to) related parties relating to certain capital contributions, management fees, incentive fees, and reimbursable expenses (dollars in thousands):

	March 31, 2014	December 31, 2013
CapitalSouth Corporation	$252	$252
Shareholders/Limited Partners	270	267
CapitalSouth Fund III, L.P.	—	1,118
Capitala Investment Advisors.	(1,601)	(2,670)
Total	$(1,079)	$(1,033)

These amounts are reflected in the accompanying statements of financial position under the captions, “Due from related parties”, “Incentive fee payable” and “Due to related parties.”

At times, the Company maintains deposit accounts and certificates of deposit with financial institutions that are shareholders of the Company. Total deposits with these financial institutions were approximately $0.6 million and $2.8 million at March 31, 2014 and December 31, 2013, respectively.

Note 7. Borrowings

SBA Debentures

The Company, through its two wholly-owned subsidiaries, uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of March 31, 2014, the Company has issued $192.2 million of SBA-guaranteed debentures. The Company has issued all SBA-guaranteed debentures that were permitted under each of the Legacy Funds’ respective SBIC licenses (as applicable), and there are no unused SBA debenture commitments remaining. SBA-guaranteed debentures are secured by a lien on all assets of Fund II and Fund III. As of March 31, 2014, Fund II and Fund III had total assets of approximately $376.5 million.

For the three months ended March 31, 2014 and March 31, 2013 we recorded $2.2 million and $2.1 million, respectively, of interest, annual charges, and financing expenses related to the SBA guaranteed debentures, of which $2.0 million and $1.9 million, respectively, was attributable to interest expense and annual charges, and $0.2 million and $0.2 million, respectively, was attributable to amortization of commitment and upfront fees. The weighted average interest rate for all SBA-guaranteed debentures as of March 31, 2014 and December 31, 2013 was 3.51% and 3.57%, respectively. In addition to the stated interest rate, the SBA also charges an annual fee on all SBA-guaranteed debentures issued, which is included in the Company’s interest expense. The weighted average annual fee for all SBA-guaranteed debentures as of March 31, 2014 and December 31, 2013 was 0.48% and 0.50%, respectively.

As of March 31, 2014 and December 31, 2013, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):

Date of Pooling	Fixed Maturity Date	Interest Rate	SBA Annual Charge	March 31, 2014	December 31, 2013
March 1, 2004	March 1, 2014	4.120%	0.855%	$—	$2,000
September 1, 2004	September 1, 2014	4.684%	0.855%	—	8,000
September 1, 2005	September 1, 2015	4.941%	0.871%	8,000	8,000
March 1, 2006	March 1, 2016	5.524%	0.871%	2,000	2,000
September 1, 2006	September 1, 2016	5.535%	0.941%	11,500	11,500
March 1, 2009	March 1, 2019	4.620%	0.941%	5,000	5,000
September 1, 2010	September 1, 2020	3.215%	0.285%	19,000	19,000
March 1, 2011	March 1, 2021	4.084%	0.515%	15,700	15,700
March 1, 2011	March 1, 2021	4.084%	0.285%	46,000	46,000
March 1, 2012	March 1, 2022	2.766%	0.285%	10,000	10,000
March 1, 2012	March 1, 2022	2.766%	0.515%	50,000	50,000
March 1, 2013	March 1, 2023	2.351%	0.515%	25,000	25,000
				$192,200	$202,200

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company estimates that the fair value of its SBA-guaranteed debentures is approximately $193.5 million and $200.7 million as of March 31, 2014 and December 31, 2013, respectively. The fair value estimate was based on future contractual cash payments discounted at market interest rates to borrow from the SBA as of the measurement date. Because the market interest rate is considered an unobservable input, SBA-guaranteed debentures are considered a level 3 financial instrument in the fair value hierarchy.

Note 8. Directors Fees

Our independent directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting, and also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $5,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three months ended March 31, 2014 and March 31, 2013, the Company recognized director fee expense of $102,000 and $0, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

Note 9. Stockholders’ Equity

On September 24, 2013, we issued 8,974,420 shares of common stock to the limited partners of the Legacy Funds, in exchange for 100% of their membership interests or certain investment assets of such Legacy Fund, as the case may be. On September 30, 2013, we issued 4,000,000 shares of common stock in connection with the closing of our IPO. The shares issued in the IPO were priced at $20.00 per share. We received proceeds of $74.25 million in the IPO, net of underwriters’ discounts and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The Legacy Funds bore the other expenses associated with the offering. As of March 31, 2014, the Company had 12,974,420 shares of common stock outstanding.

Note 10. Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in four majority owned portfolio companies that are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each portfolio company, along with summarized financial information as of March 31, 2014 and December 31, 2013, and for the three month periods ended March 31, 2014 and March 31, 2013.

Print Direction, Inc

Print Direction, Inc., incorporated in Georgia on May 11, 2006, is a professional printing services firm serving customers, particular fast food, retail, and other similar chains, through the United States. Print Direction, Inc. also provides warehousing and distribution services for these customers. The income the Company generated from Print Direction, Inc. which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation was $1.1 million and $0.5 million for the three months ended March 31, 2014 and March 31, 2013, respectively.

Navis Holdings, Inc

Navis Holdings, Inc, incorporated in Delaware on December 21, 2010, designs and manufactures leading machinery for the global knit and woven finishing textile industries. The income the Company generated from Navis Holdings, Inc. which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation was $0.9 million and $0.3 million for the three months ended March 31, 2014 and March 31, 2013, respectively.

Micro Precision, LLC

Micro Precision, LLC, formed on August 5, 2011 as a Delaware LLC, is a prime contractor supplying critical parts and mechanical assemblies to the United States Department of Defense as well as designer and manufacturer of locomotive air horns. The loss the Company generated from Micro Precision, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation was $388 thousand and $24 thousand for the three months ended March 31, 2014 and March 31, 2013, respectively.

On-Site Fuel Service, Inc.

On-Site Fuel Service, Inc. is a 100% owned subsidiary of On-Site Fuel Holdings, Inc. which was incorporated in Delaware on December 19, 2011. On-Site Fuel Service, Inc. provides fueling services for commercial and government vehicle fleets throughout the southeast United States. The income/(loss) the Company generated from On-Site Fuel Service, Inc. which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation was ($0.4) million and $0.2 million for the three months ended March 31, 2014 and March 31, 2013, respectively.

The summarized financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):

	As of
Balance Sheet - Print Direction, Inc.	March 31, 2014	December 31, 2013
Current assets	$4,390	$5,738
Noncurrent assets	5,768	5,955
Total assets	$10,158	$11,693

Current liabilities	$3,002	$3,828
Noncurrent liabilities	14,510	10,496
Total liabilities	$17,512	$14,324

Total equity	$(7,354)	$(2,631)

	Three Months Ended
Statements of Operations - Print Direction, Inc.	March 31, 2014	March 31, 2013
Net sales	$6,434	$6,403
Cost of goods sold	2,581	2,893
Gross profit	$3,853	$3,510

Other expenses	$3,833	$3,085
Income before income taxes	20	425
Income tax provision	8	187
Net income	$12	$238

	As of
Balance Sheet - Navis Holdings, Inc.	March 31, 2014	December 31, 2013
Current assets	$5,823	$5,216
Noncurrent assets	6,012	5,333
Total assets	$11,835	$10,549

Current liabilities	$2,698	$1,761
Noncurrent liabilities	7,143	7,053
Total liabilities	$9,841	$8,814

Total equity	$1,994	$1,735

	Three Months Ended
Statements of Operations - Navis Holdings, Inc.	March 31, 2014	March 31, 2013
Net sales	$4,078	$4,729
Cost of goods sold	2,407	3,279
Gross profit	$1,671	$1,450

Other expenses	$1,236	$1,192
Income before income taxes	435	258
Income tax provision	174	103
Net income	$261	$155

	As of
Balance Sheet – Micro Precision, LLC	March 31, 2014	December 31, 2013
Current assets	$7,053	$6,654
Noncurrent assets	15,593	15,618
Total assets	$22,646	$22,272

Current liabilities	$2,871	$2,471
Noncurrent liabilities	13,564	13,630
Total liabilities	$16,435	$16,101

Total equity	$6,211	$6,171

	Three Months Ended
Statements of Operations - Micro Precision, LLC	March 31, 2014	March 31, 2013
Net sales	$4,045	$5,401
Cost of goods sold	2,515	3,275
Gross profit	$1,530	$2,126

Other expenses	$1,488	$1,605
Income before income taxes	42	521
Income tax provision	—	—
Net income	$42	$521

	As of
Balance Sheet – On-Site Fuel Service, Inc.	March 31, 2014	December 31, 2013
Current assets	$17,206	$15,578
Noncurrent assets	17,817	18,124
Total assets	$35,023	$33,702

Current liabilities	$14,809	$12,666
Noncurrent liabilities	11,365	11,442
Total liabilities	$26,174	$24,108

Total equity	$8,849	$9,594

	Three Months Ended
Statements of Operations - On-Site Fuel Service, Inc.	March 31, 2014	March 31, 2013
Net sales	$57,530	$61,776
Cost of goods sold	55,151	59,102
Gross profit	$2,379	$2,674

Other expenses	$3,124	$2,911
Income (loss) before income taxes	(745)	(237)
Income tax provision (benefit)	—	—
Net income (loss)	$(745)	$(237)

Note 11. Earnings Per Share

In accordance with the provisions of ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2014, there were no dilutive shares.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended March 31, 2014 and March 31, 2013 (dollars in thousands except share and per share data):

	For the three months ended
Basic and diluted	March 31, 2014	March 31, 2013
Net increase in net assets from operations	$1,218	$2,568
Weighted average common shares outstanding	12,974,420	N/A
Net increase in net assets per share from operations-basic and diluted	$0.09	N/A

Note 12. Dividend

The Company’s dividends and distributions are recorded on the record date. Shareholders have the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and common stock.

The following table summarizes the Company’s dividend declarations and distributions through March 31, 2014:

Date Declared	Record Date	Payment Date	Amount Per Share
November 11, 2013	December 10, 2013	December 30, 2013	$0.47
		Total Dividends Declared	$0.47

Date Declared	Record Date	Payment Date	Amount Per Share
February 27, 2014	March 14, 2014	March 26, 2014	$0.47
		Total Dividends Declared	$0.47

Note 13. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2014 (dollars in thousands, except share and per share data):

March 31, 2014
Per share data:
Net asset value at beginning of period	$20.71

Net investment income(1)	0.44
Net realized gain on investments	0.09
Net decrease in unrealized appreciation on investments	(0.44)

Net increase in stockholders’ equity	0.09

Dividends declared and paid	(0.47)

Net asset value at end of period	$20.33
Net assets at end of period	$263,790
Shares outstanding at end of period	12,974,420
Per share market value at end of period	$19.28
Total return based on market value(2)	(0.82)%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(4)	8.71%
Ratio of incentive fee to average net assets(4)	2.18%
Ratio of debt related expenses to average net assets(4)	3.35%
Ratio of other operating expenses, net of management fee waiver to average net assets(4)	4.61%
Ratio of total expenses to average net assets(4)	10.14%
Portfolio turnover rate(3)	2.84%
Average Debt Outstanding(5)	$198,644
Average Debt Outstanding per common share	$15.31
Asset Coverage ratio per unit(6)	$2,372

(1)	Net investment income per share is calculated using the weighted average shares outstanding during the period.
(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market valueon the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(3)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.
(4)	Ratios are annualized.
(5)	Based on daily weighted average balance of debt outstanding during the period.
(6)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtness not represented by senior securities, to the aggregate amount of senior securities representing indebtness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtness.

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of and for the three month period ended March 31, 2014.

On April 1, 2014, the Company received $8.0 million in principal prepayments on AAE Acquisition, LLC senior secured term debt.

On April 28, 2014, the Company originated a $250 thousand line of credit to Market E’s, LLC that has a contractual interest rate of 10%.

On May 5, 2014, the Company originated a $1.0 million subordinated loan to Sparus Holdings, Inc that has a contractual interest rate of 12% cash, 2% PIK.

On May 8, 2014, the Company originated a $3.8 million senior term loan and a $1.1 million delayed draw term loan in U.S. Wells Services, LLC that have a contractual rate of Libor + 11.5%.

On May 8, 2014, the Company’s Board declared a quarterly dividend of $0.47 per share payable on June 26, 2014 to holders of record as of June 9, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” in our Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or U.S. Securities and Exchange Commission (“SEC”) rule or regulation.

OVERVIEW

We are a Maryland corporation that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). We are an emerging growth company within the meaning of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and as such, are subject to reduced public company reporting requirements. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We are managed by Capitala Investment Advisors (the “Investment Advisor”), and Capitala Advisors Corp. (the “Administrator”) provides the administrative services necessary for us to operate.

We provide capital to smaller and lower middle-market companies in the United States, with a non-exclusive emphasis on the Southeast, Southwest and Mid-Atlantic regions. We invest primarily in companies with a history of earnings growth and positive cash flow, proven management teams, product or service with competitive advantages and industry-appropriate margins. We primarily invest in companies with between $5 million and $30 million in trailing twelve month earnings before interest, tax, depreciation and amortization (“EBITDA”).

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing, with certain limited exceptions. To maintain our regulated investment company (“RIC”) status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under subchapter M for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became the Fund’s wholly-owned subsidiaries. Fund II and Fund III retained their SBIC licenses, continue to hold their existing investments and continue to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. As of March 31, 2014, the Company had 12,974,420 shares of common stock outstanding.

At the time of the Formation Transactions, our portfolio consisted of: (i) approximately $326.3 million in investments; (ii) an aggregate of approximately $67.1 million in cash, interest receivable and other assets; and (iii) liabilities of approximately $202.2 million of SBA-guaranteed debt payable. We have two SBIC-licensed subsidiaries that have elected to be treated as BDCs under the 1940 Act. We may also seek other forms of leverage and borrow funds to make investments, including before we have fully invested the proceeds of this offering.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries as described in the Formation Transactions presented in Note 1 to our Consolidated Financial Statements. The transactions related to Fund II, Fund III, and the Florida Sidecar constitute an exchange of shares between entities under common control and will be accounted for in accordance with ASC 805, Business Combinations. As such, the results of the Company’s operations and cash flows for the three months ended March 31, 2013, have been presented on a combined basis in order to provide comparative information with respect to prior periods. The Formation Transactions also included an asset acquisition of certain assets in Fund I and Fund III Parent. In accordance with ASC 805, Business Combinations, the assets acquired were recorded at fair value at the date of acquisition, September 24, 2013.

The Company’s financial position as of March 31, 2014 is presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and the Florida Sidecar) have been eliminated in consolidation. All financial data and information included in these financial statements have been presented on the basis described above. In the opinion of management, the financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

Revenues

We generate revenue primarily from the periodic cash interest we will collect on our debt investments. In addition, most of our debt investments offer the opportunity to participate in a borrower’s equity performance through warrant participation, direct equity ownership or otherwise, which we expect to result in revenue in the form of dividends and/or capital gains. Further, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. These fees will be recognized as they are earned.

Expenses

Our primary operating expenses include the payment of investment advisory fees to our Investment Adviser, our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement and other operating expenses as detailed below. Our investment advisory fee will compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. We will bear all other expenses of our operations and transactions, including (without limitation):

•	the cost of our organization;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of our shares and other securities;

•	interest payable on debt, if any, to finance our investments;

•	fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments and advisory fees;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	costs associated with our reporting and compliance obligations under the 1940 Act, the Securities Exchange Act of 1934 (the “Exchange Act”), other applicable federal and state securities laws and ongoing stock exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	costs of proxy statements, stockholders’ reports and other communications with stockholders;

•	fidelity bond, directors’ and officers’ liability insurance, errors and omissions liability insurance and other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs; and

•	all other expenses incurred by either our Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of any costs of compensation and related expenses of our chief compliance officer and our chief financial officer and any administrative support staff.

Critical Accounting Policies and Use of Estimates

In the preparation of our consolidated financial statements and related disclosures, we have adopted various accounting policies that govern the application of U.S. GAAP. Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements. While all of these policies are important to understanding our consolidated financial statements, certain accounting policies and estimates are considered critical due to their impact on the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods covered by such financial statements. We have identified investment valuation, revenue recognition, and income taxes as our most critical accounting estimates. We continuously evaluate our estimates, including those related to the matters described below. Because of the nature of the judgment and assumptions we make, actual results could materially differ from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.

Valuation of Investments

The Company applies fair value accounting to all of its financial instruments in accordance with the 1940 Act and ASC Topic 820 - Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 3 to our Consolidated Financial Statements.

In determining fair value, our board of directors (the “Board”) uses various valuation approaches, and engages a third-party independent valuation firm, which provides positive assurance on the investments they review. In accordance with U.S. GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Board. Unobservable inputs reflect the Boards’ assumptions about the inputs market participants would use in pricing the asset or liability developed based upon the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a market for the securities existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement.

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

Valuation Techniques

Senior and Subordinated Secured Loans

The Company’s portfolio primarily consists of private debt instruments (“Level 3 debt”). We consider our Level 3 debt to be performing loans if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Company’s Board considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings (if applicable), the financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Board will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

This evaluation will be updated no less than quarterly for Level 3 debt instruments that are not performing, and more frequently for time periods where there are significant changes in the collateral or significant changes in the perceived performance of the underlying portfolio company. The collateral value will be analyzed on an ongoing basis using internal metrics, appraisals, third-party valuation agents and other data as may be acquired and analyzed by our management and Board.

Equity Investments in Private Companies

Our Board determines the fair value of its investments in private companies by incorporating valuations that consider the evaluation of financing and sale transactions with third-parties, expected cash flows and market-based information, including comparable transactions, and performance multiples, among other factors, and may use third-party valuation agents. Such non-public investments are included in Level 3 of the fair value hierarchy.

Warrants

Our Board will ascribe value to warrants based on fair value holdings that can include discounted cash flow analyses, option pricing models, comparable analyses and other techniques as deemed appropriate. Such warrants are included in Level 3 of the fair value hierarchy to the extent issued by non-public companies.

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

Dividend Income and Paid-in-kind Dividends: Dividend income is recognized on the date dividends are declared. The Company holds preferred equity investments in the portfolio that contain a payment-in-kind dividend (“PIK dividends”) provision. PIK dividends, which represent contractually deferred dividends added to the equity balance, are recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company will typically cease accrual of PIK dividends when the fair value of the equity investment is less than the cost basis of the investment or when it is otherwise determined by management that collection of PIK dividends are unlikely to be collected. If management determines that a decline in fair value is temporary in nature and the PIK dividends are more likely than not to be collected, management may elect to continue accruing PIK dividends.

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

The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a Regulated Investment Company (“RIC”) under Subchapter M of the Code and, among other things, intends to make the requisite distributions to its stockholders which will relieve the Company from federal income taxes. Therefore, no provision has been recorded for federal income taxes.

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

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of March 31, 2014 and December 31, 2013, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of March 31, 2014 and December 31, 2013. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three month periods ended March 31, 2014 and March 31, 2013. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations.

Portfolio and Investment Activity

As of March 31, 2014, our portfolio consisted of investments in 43 portfolio companies with a fair value of approximately $391.2 million.

During the three months ended March 31, 2014, we made approximately $41.1 million of investments in new or existing portfolio companies and had approximately $10.7 million in exits and repayments resulting in net investments of approximately $30.4 million for the period. During the three months ended March 31, 2013, we made approximately $21.1 million of investments in new or existing portfolio companies and had approximately $13.0 million in exits and repayments resulting in net investments of approximately $8.1 million for the period.

  As of March 31, 2014, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $7.8 million and $9.1 million, and $25.4 million and $25.4 million, respectively. As of March 31, 2014, the Company had approximately $57.6 million of cash and cash equivalents. As of December 31, 2013, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $7.3 million and $8.9 million, and $25.3 million and $25.3 million, respectively. As of December 31, 2013, the Company had $101.6 million of cash and cash equivalents

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of March 31, 2014 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$136,581	34.9%	$134,508	30.0%
Subordinated Debt	133,060	34.1%	130,181	29.0%
Equity and Warrants	63,843	16.3%	126,492	28.2%
Cash and Cash Equivalents	57,566	14.7%	57,566	12.8%
Total	$391,050	100.0%	$448,747	100.0%

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of December 31, 2013 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$103,457	25.7%	$102,071	21.9%
Subordinated Debt	136,638	33.9%	133,710	28.7%
Equity and Warrants	61,204	15.2%	128,938	27.6%
Cash and Cash Equivalents	101,622	25.2%	101,622	21.8%
Total	$402,921	100.0%	$466,341	100.0%

As of March 31, 2014, our income-bearing investment portfolio, which represented nearly 68% of our total portfolio, had a weighted average yield of approximately 13.8% all bearing a fixed rate of interest. As of December 31, 2013, our income-bearing investment portfolio, which represented nearly 65% of our total portfolio, had a weighted average yield of approximately 13.7% all bearing a fixed rate of interest.

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	March 31, 2014		December 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Oil & Gas Services	$25,430	6.5%	$25,321	7.0%
Transportation	24,651	6.3%	6,000	1.6%
QSR Franchisee	24,135	6.2%	24,787	6.8%
Sales & Marketing Services	22,809	5.8%	22,753	6.3%
Professional Employer Organization	22,082	5.6%	22,677	6.2%
Industrial Equipment Rental	21,333	5.5%	22,500	6.2%
Printing Services	18,618	4.8%	16,448	4.5%
Footwear Retail	15,327	3.9%	14,807	4.1%
Oil & Gas Engineering and Consulting Services	15,000	3.8%	15,000	4.1%
Personal Product Manufacturer	13,707	3.5%	14,073	3.9%
QSR Franchisor	13,270	3.4%	14,622	4.0%
Specialty Clothing	12,461	3.2%	12,724	3.5%
Retail Display & Security Services	11,965	3.1%	10,823	3.0%
Medical Device Distributor	11,372	2.9%	11,121	3.0%
Culinary Products	10,536	2.7%	10,302	2.8%
Aerospace Parts Manufacturer	9,934	2.5%	10,064	2.8%
Fuel Transportation Services	9,643	2.5%	10,274	2.8%
Textile Equipment Manufacturer	9,609	2.5%	9,031	2.5%
Dental Practice Management	9,002	2.3%	9,273	2.6%
Financial Services	8,300	2.1%	—	0.0%
Energy Services	8,064	2.1%	8,783	2.4%
Conglomerate	7,081	1.8%	7,630	2.1%
Computer Supply Retail	6,651	1.7%	6,673	1.8%
Western Wear Retail	6,288	1.6%	4,774	1.3%
Produce Distribution	5,900	1.5%	6,631	1.8%
Replacement Window Manufacturer	5,528	1.4%	6,284	1.7%
Advertising & Marketing Services	5,257	1.3%	4,911	1.3%
Environmental Services Products	5,253	1.3%	5,185	1.4%
Data Processing & Digital Marketing	5,061	1.3%	5,061	1.4%
Automotive Chemicals & Lubricants	4,184	1.1%	3,886	1.1%
Metal Recycler	3,950	1.0%	3,950	1.1%
Petroleum Equipment Supplier	3,624	0.9%	3,624	1.0%
Industrial Manufacturing	3,451	0.9%	3,440	0.9%
Specialty Defense Contractor	2,780	0.7%	2,799	0.8%
Building Supplies	2,609	0.7%	2,509	0.7%
Quick Lube Services	1,866	0.5%	1,604	0.4%
Industrial Boiler Manufacturer	1,736	0.4%	1,536	0.4%
Online Travel Sales & Marketing	1,638	0.4%	1,638	0.4%
In-Home Healthcare Services	642	0.2%	748	0.2%
IT Hosting Services	434	0.1%	453	0.1%
Total	$391,181	100.0%	$364,719	100.0%
39

With the exception of an $8.3 million investment in an internationally headquartered company, all investments made by the Company as of March 31, 2014 and December 31, 2013 were made in portfolio companies located in the United States. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value at March 31, 2014 and December 31, 2013 (dollars in thousands):

	At March 31, 2014		At December 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$251,920	64.4%	$254,143	69.7%
West	87,298	22.3%	66,637	18.3%
Northeast	23,133	5.9%	23,436	6.4%
Midwest	20,530	5.3%	20,503	5.6%
International	8,300	2.1%	—	0.0%
Total	$391,181	100.0%	$364,719	100.0%

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

Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2014 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$189,803	48.5%
2	125,367	32.0%
3	68,687	17.6%
4	7,324	1.9%
5	—	—%
Total	$391,181	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2013 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$183,194	50.2%
2	129,721	35.5%
3	44,680	12.3%
4	7,124	2.0%
5	—	—
Total	$364,719	100.0%

As of March 31, 2014, the Company had four portfolio investments on non-accrual status with a total principal amount of $10.1 million, amortized cost of $8.5 million and a fair value of $5.6 million, which represented 2.6%, 2.2% and 1.4% of the investment portfolio, respectively. As of December 31, 2013 the Company had four portfolio investments on non-accrual status with a total principal amount of $12.1 million, amortized cost of $10.3 million and a fair value of $6.5 million representing 3.3%, 2.8% and 1.8% of the investment portfolio, respectively.

Results of Operations

Operating results for the three and nine months ended March 31, 2014 and March 31, 2013 are as follows (dollars in thousands):

	For the three months ended
	March 31, 2014	March 31, 2013
Total investment income	$12,374	$6,271
Total expenses, net	6,653	2,982
Net investment income	5,721	3,289
Net realized gains	1,220	—
Net decrease in unrealized appreciation	(5,723)	(721)
Net increase in net assets resulting from operations	$1,218	$2,568

Investment income

The composition of our investment income for the three months ended March 31, 2014 and March 31, 2013 was as follows (dollars in thousands):

	For the three months ended
	March 31, 2014	March 31, 2013
Interest and fee income	$8,013	$5,303
Dividend income	3,762	75
Payment-in-kind interest and dividend income	591	294
Interest from cash and cash equivalents	8	28
Other Income	—	571
Total Investment Income	$12,374	$6,271

For the three months ended March 31, 2014, total investment income increased $6.1 million, or 97.3% compared to the three months ended March 31, 2013. The increase from the prior period relates to higher dividend income mostly from recapitalizations of control investments, and higher loan and fee income resulting from an increasing investment portfolio.

Operating expenses

The composition of our expenses for the three months ended March 31, 2014 and March 31, 2013 was as follows (dollars in thousands):

	For the three months ended
	March 31, 2014	March 31, 2013
Interest expense and amortization of deferred financing fees	$2,199	$2,065
Management fees, net of management fee waiver	1,894	784
Incentive fees	1,430	—
General and administrative expenses	1,130	133
Total expenses	$6,653	$2,982

For the three months ended March 31, 2014, operating expenses increased $3.7 million, or 123.1% compared to the three months ended March 31, 2013. The increase from the prior period is attributable to incentive and management fees under the new advisory agreements along with increased general and administrative expenses due to regulatory and reporting costs subsequent to our IPO on September 30, 2013.

Net realized gains/losses on sales of investments

During the three months ended March 31, 2014, we recognized $1.2 million of net realized gains on our portfolio investments. During the three months ended March 31, 2013, we recognized no net realized gains on portfolio investments.

Net unrealized appreciation/depreciation on investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three months ended March 31, 2014, we had a $5.7 million decrease in unrealized appreciation on portfolio investments. For the three months ended March 31, 2013, we had a $0.7 million decrease in unrealized appreciation on portfolio investments.

Changes in net assets resulting from operations

For the three months ended March 31, 2014, we recorded a net increase in net assets resulting from operations of $1.2 million. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2014 our per share net increase in net assets resulting from operations was $0.09. For the three months ended March 31, 2013, we recorded a net increase in net assets resulting from operations of $2.6 million.

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

As of March 31, 2014, we had $57.6 million in cash and cash equivalents, and our net assets totaled $263.8 million. On January 15, 2014, the Company filed a registration statement on form N-2 in connection with the registration of senior notes.

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

A summary of the Company’s significant contractual payment obligations as of March 31, 2014 is as follows
(dollars in thousands):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
SBA-Guaranteed Debentures	$—	$26,500	$—	$165,700	$192,200
Total Contractual Obligations	$—	$26,500	$—	$165,700	$192,200

Distributions

In order to qualify as a RIC and to avoid U.S. federal corporate level income tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. To the extent that we have income available, we intend to make quarterly distributions to our stockholders for the first four full quarters subsequent to our IPO and then make monthly distributions thereafter. Our monthly stockholder distributions, if any, will be determined by our Board on a quarterly basis. Any distribution to our stockholders will be declared out of assets legally available for distribution.

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

Related Parties

We have entered into the Investment Advisory Agreement with the Investment Advisor. Mr. Alala, our chief executive officer, president and chairman of our Board, is the managing partner and chief investment officer of our Investment Advisor, and Mr. Broyhill, a member of our Board, has an indirect controlling interest in the Investment Advisor.

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

We have entered into the Administration Agreement with our Administrator. Pursuant to the terms of the Administration Agreement, our Administrator provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Alala, our chief executive officer, president and chairman of our Board, is the chief executive officer, president and a director of our Administrator, and Mr. Broyhill, a member of our Board, is the trustee of a trust that has a controlling interest in our Administrator.

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

On April 1, 2014, the Company received $8.0 million in principal prepayments on AAE Acquisition, LLC senior secured term debt.

On April 28, 2014, the Company originated a $250 thousand line of credit in Market E’s, LLC that has a contractual interest rate of 10%.

On May 5, 2014, the Company originated a $1.0 million subordinated loan to Sparus Holdings, Inc that has a contractual interest rate of 12% cash, 2% PIK.

On May 8, 2014, the Company originated a $3.8 million senior term loan and a $1.1 million delayed draw term loan in U.S. Well Services, LLC that have a contractual rate of Libor + 11.5%.

On May 8, 2014, the Company’s Board declared a quarterly dividend of $0.47 per share payable on June 26, 2014 to holders of record as of June 9, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will generally not be affected by changes in various interest rates, including the London Interbank Offered Rate (“LIBOR”), as assets and liabilities are fixed as of March 31, 2014. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three months ended March 31, 2014, we did not engage in hedging activities.

Assuming that the statement of assets and liabilities as of March 31, 2014 remains constant and that we take no actions to alter our existing interest rate sensitivity, there would be no impact to interest income or net investment income as the result of changes in variable interest rates.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2014 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2014, we issued 1,310,241 shares of common stock under our dividend reinvestment plan. The issuances were not subject to the registration requirements under the Securities Act. The cash paid for shares of common stock issued under our dividend reinvestment plan during the quarter ended March 31, 2014 was approximately $571 thousand. Other than the shares issued under our dividend reinvestment plan during the quarter ended March 31, 2014, we did not sell any unregistered equity securities and we did not repurchase any of our equity securities.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number	Description of Document
3.1	Articles of Amendment and Restatement(1)
3.2	Certificate of Limited Partnership of CapitalSouth Partners Fund II Limited Partnership(2)
3.3	Certificate of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P.(2)
3.4	Bylaws(1)
3.5	Form of Amended and Restated Limited Partnership Agreement of CapitalSouth Partners Fund II Limited Partnership(4)
3.6	Form of Amended and Restated Agreement of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P.(4)
4.1	Form of Common Stock Certificate(1)
10.1	Form of Dividend Reinvestment Plan(1)
10.2	Form of Investment Advisory Agreement by and between Registrant and Capitala Investment Advisors, LLC(1)
10.3	Form of Custodian Agreement(1)
10.4	Form of Administration Agreement by and between Registrant and Capitala Advisors Corp.(1)
10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)
10.6	Form of Trademark License Agreement by and between Registrant and Capitala Investment Advisors, LLC(1)
10.7	Form of Purchase and Sale Agreement by and among Registrant, CapitalSouth Partners Fund III, L.P., CapitalSouth Partners SBIC Fund III, L.P. and CapitalSouth Partners SBIC F-III, LLC(4)
10.8	Form of Purchase and Sale Agreement by and among Registrant, Atlas Powers Investments, LLC, Markham Hunt Broyhill and John F. McGlinn(4)
10.9	Form of Purchase and Sale Agreement by and among Registrant, CapitalSouth Partners F-II, LLC, Atlas Powers Investments, LLC, Markham Hunt Broyhill, John F. McGlinn, Capitala Transaction Corp., Joseph B. Alala, III and Chris Norton(4)
10.10	Form of Agreement and Plan of Merger by and between Registrant, CS F-II Acquisition Sub, LLC, CapitalSouth Partners Fund II Limited Partnership and CapitalSouth Partners F-II, LLC(4)
10.11	Form of Purchase Agreement by and between Registrant, CapitalSouth Partners Fund III, L.P. and CapitalSouth Partners F-III, LLC(4)
10.12	Form of Purchase and Sale Agreement by and among Registrant, CapitalSouth Partners Florida Sidecar Fund I, L.P., Florida Growth Fund, LLC and CSP -Florida Mezzanine Fund I, LLC(4)
10.13	Form of Purchase Agreement by and among Registrant, CapitalSouth Partners Fund I, Limited Partnership and CapitalSouth Partners, LLC(4)
10.14	Form of Purchase and Sale Agreement by and between Registrant and CapitalSouth Corporation (4)
11.1	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Previously filed in connection with the Pre-Effective Amendment No. 1 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 9, 2013.
(2)	Previously filed in connection with Pre-Effective Amendment No. 2 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 16, 2013.
(3)	Previously filed in connection with Pre-Effective Amendment No. 4 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 20, 2013.
(4)	Previously filed in connection with Pre-Effective Amendment No. 5 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 24, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2014	By	/s/ Joseph B. Alala III
Joseph B. Alala III
Chief Executive Officer
(Principal Executive Officer)
Capitala Finance Corp.

Date: May 12, 2014	By	/s/ Stephen A. Arnall
Stephen A. Arnall
Chief Financial Officer
(Principal Financial and Accounting Officer)
Capitala Finance Corp.

