Form 10-Q
period 2014-06-30
Capitala Finance Corp.
filed 2014-08-12
CIK 1571329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2014

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

The number of shares of Capitala Finance Corp.’s common stock, $0.01 par value, outstanding as of August 11, 2014 was 12,974,420.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Capitala Finance Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of
	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS

Investments at fair value
Non-control/non-affiliate investments (amortized cost of $116,776 and $84,138, respectively)	$133,176	$99,140
Affiliate investments (amortized cost of $163,896 and $159,104, respectively)	190,892	189,098
Control investments (amortized cost of $67,074 and $58,057, respectively)	81,491	76,481
Total investments at fair value (amortized cost of $347,746 and $301,299, respectively)	405,559	364,719
Cash and cash equivalents	166,503	101,622
Interest and dividend receivable	2,934	2,917
Due from related parties	541	1,645
Deferred financing fees (net of accumulated amortization of $2,585 and $2,216, respectively)	8,703	4,871
Prepaid expenses	229	654
Total assets	$584,469	$476,428

LIABILITIES
SBA debentures payable	$192,200	$202,200
Notes payable	113,438	-
Due to related parties	474	1,153
Incentive fee payable	1,408	1,525
Interest payable	2,875	2,723
Trade settlement payable	9,959	-
Accounts payable and accrued expenses	211	157
Total liabilities	$320,565	$207,758

NET ASSETS
Common stock, par value $.01, 100,000,000 common shares authorized, 12,974,420 common shares issued and outstanding	$130	$130
Additional paid in capital	188,408	188,408
Accumulated undistributed net investment income	15,919	16,760
Accumulated undistributed net realized gain (loss) from investments	1,634	(48)
Net unrealized appreciation on investments	57,813	63,420
Total net assets	263,904	268,670

Total liabilities and net assets	$584,469	$476,428

Net asset value per share	$20.34	$20.71

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
		(combined)		(combined)
INVESTMENT INCOME
Interest and fee income:
Non-control/Non-affiliate investments	$3,125	$2,314	$6,066	$4,405
Affiliate investments	3,884	3,385	7,625	5,829
Control investments	1,504	862	2,837	1,631
Total interest and fee income	8,513	6,561	16,528	11,865
Payment-in-kind interest and dividend income:
Non-control/Non-affiliate investments	251	44	424	86
Affiliate investments	330	102	623	154
Control investments	163	229	287	428
Total payment-in-kind interest and dividend income	744	375	1,334	668
Dividend income:
Non-control/Non-affiliate investments	1,351	-	1,514	-
Affiliate investments	687	29	716	58
Control investments	1,225	414	4,795	459
Total dividend income	3,263	443	7,025	517
Other income	-	789	-	1,361
Interest income from cash and cash equivalents	6	48	14	76
Total investment income	12,526	8,216	24,901	14,487

EXPENSES
Interest expense and amortization of deferred financing fees	2,401	2,226	4,601	4,291
Management fees	2,276	1,230	4,294	2,014
Incentive fees	1,408	-	2,838	-
General and administrative expenses	883	102	2,013	234
Expenses before management fee waiver	6,968	3,558	13,746	6,539
Management fee waiver (See Note 5)	(76)	-	(200)	-
Total expenses net of management fee waiver	6,892	3,558	13,546	6,539

NET INVESTMENT INCOME	5,634	4,658	11,355	7,948

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain from investments:
Non-control/Non-affiliate investments	-	-	1,158	-
Affiliate investments	351	-	351	-
Control investments	111	365	173	365
Total realized gain from investments	462	365	1,682	365
Net unrealized appreciation (depreciation) on investments	116	6,560	(5,607)	5,839
Net gain/(loss) on investments	578	6,925	(3,925)	6,204

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$6,212	$11,583	$7,430	$14,152

NET INCREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC AND DILUTED	$0.48	N/A	$0.57	N/A

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	12,974,420	N/A	12,974,420	N/A

N/A – Not Applicable

Capitala Finance Corp.

Consolidated Statements of Changes in Net Assets

(in thousands except share and per share data)

(unaudited)

			Common Stock		Additional	Accumulated	Accumulated	Net Unrealized
	General	Limited	Number of	Par	Paid in	Undistributed Net	Undistributed Net	Appreciation on
	Partner	Partners	Shares	Value	Capital	Investment Income	Realized Gains	Investments	Total

BALANCE, December 31, 2012	$282	$77,358	-	$-	$-	$8,560	$-	$56,233	$142,433
Partners' capital contributions	-	24,852	-	-	-	-	-	-	24,852
Net investment income	-	-	-	-	-	7,948	-	-	7,948
Net realized gain on portfolio investments	-	-	-	-	-	-	365	-	365
Net change in unrealized appreciation on portfolio investments	-	-	-	-	-	-	-	5,839	5,839
BALANCE, June 30, 2013	$282	$102,210	-	$-	$-	$16,508	$365	$62,072	$181,437

BALANCE, December 31, 2013	$-	$-	12,974,420	$130	$188,408	$16,760	$(48)	$63,420	$268,670
Net investment income	-	-	-	-	-	11,355	-	-	11,355
Net realized gain on portfolio investments	-	-	-	-	-	-	1,682		1,682
Net change in unrealized appreciation on portfolio investments	-	-	-	-	-	-		(5,607)	(5,607)
Dividends declared and paid	-	-	-	-	-	(12,196)	-	-	(12,196)
BALANCE, June 30, 2014	$-	$-	12,974,420	$130	$188,408	$15,919	$1,634	$57,813	$263,904

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the six months ended June 30,
	2014	2013
		(combined)
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$7,430	$14,152
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of portfolio investments	(63,584)	(41,380)
Repayments of portfolio investments	20,160	28,721
Net realized gain on portfolio investments	(1,682)	(365)
(Increase) Decrease in net unrealized appreciation on portfolio investments	5,607	(5,839)
Payment-in-kind interest accrued, net of payments received	(1,334)	(565)
Accretion of original issue discount on portfolio investments	(7)	(34)
Amortization of deferred financing fees	369	344
Changes in assets and liabilities:
Interest and dividend receivable	(17)	(302)
Due from related parties	1,104	(2,699)
Prepaid expenses	425	-
Due to related parties	(679)	2,128
Incentive fee payable	(117)	-
Interest payable	152	209
Trade settlement payable	9,959	-
Accounts payable and accrued expenses	54	26
NET CASH USED IN OPERATING ACTIVITIES	(22,160)	(5,604)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of SBA-guaranteed debentures	-	25,000
Partners' capital contributions	-	24,852
Paydowns on SBA-guaranteed debentures	(10,000)	-
Issuance of notes	113,438	-
Dividends declared and paid	(12,196)	-
Deferred financing fees paid	(4,201)	(606)
NET CASH PROVIDED BY FINANCING ACTIVITIES	87,041	49,246

NET INCREASE IN CASH AND CASH EQUIVALENTS	64,881	43,642
CASH AND CASH EQUIVALENTS, beginning of period	101,622	30,467
CASH AND CASH EQUIVALENTS, end of period	$166,503	$74,109

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$4,075	$3,735

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units)

June 30, 2014

(unaudited)

Company (4, 5)	Industry	Investment Interest Rate / Maturity	Principal Amount	Cost	Fair Value	% of Net Assets

Non-control/Non-affiliated investments - 50.7%

AAE Acquisition, LLC	Industrial Equipment Rental	Senior Secured Term Debt (12% Cash, Due 5/6/15)	$11,000	$10,996	$11,000	4.2%

AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (14% fully diluted)	-	17	2,333	0.9%

				11,013	13,333	5.1%

American Exteriors, LLC (1)	Replacement Window Manufacturer	Senior Secured Debt (14.0% Cash, Due 6/30/15)	4,404	3,204	4,404	1.7%

American Exteriors, LLC (1)	Replacement Window Manufacturer	Jr. Convertible Note (10.0% Cash, Due 6/30/16)	500	416	638	0.2%

American Exteriors, LLC (8)	Replacement Window Manufacturer	Common Stock Warrants (15% fully diluted)	-	-	-	0.0%

				3,620	5,042	1.9%

Boot Barn Holding Corporation	Western Wear Retail	Common Stock (2,400 shares)	-	2,400	7,177	2.7%

				2,400	7,177	2.7%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)	-	258	188	0.1%

Caregiver Services, Inc. (8)	In-Home Healthcare Services	Common Stock Warrants (655,908 units)	-	264	421	0.1%

				522	609	0.2%

Crowley Holdings, Inc. (6)	Transportation	Series A Income Preferred Shares (6,000 shares, 10% cash, 2% PIK dividend)	-	6,082	6,082	2.3%

				6,082	6,082	2.3%

Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Senior Secured Term Debt (13% Cash, Due 10/6/16)	2,000	2,000	2,000	0.8%

Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Common Unit Warrants (12% fully diluted)	-	-	541	0.2%

				2,000	2,541	1.0%

Kelle's Transport Service, LLC	Transportation	Senior Secured Debt (14% Cash, Due 3/31/19)	15,800	15,783	15,800	6.0%

Kelle's Transport Service, LLC (6)	Transportation	Preferred Units (1,000 units, 10% PIK Dividend)	-	2,663	2,600	1.0%

Kelle's Transport Service, LLC	Transportation	Common Stock Warrants (15% fully diluted)	-	22	-	0.0%

				18,468	18,400	7.0%

Medical Depot, Inc. (1)	Medical Device Distributor	Subordinated Debt (14% Cash, Due 9/27/20)	4,667	4,667	4,667	1.8%

Medical Depot, Inc.	Medical Device Distributor	Series C Convertible Preferred Stock (740 shares)	-	1,333	3,424	1.3%

				6,000	8,091	3.1%

Naples Lumber & Supply Co (1)	Building Supplies	Subordinated Debt (7% cash, Due 6/30/15)	2,109	1,309	2,109	0.8%

Naples Lumber & Supply Co	Building Supplies	Common Stock Warrants (10% fully diluted)	-	-	777	0.3%

				1,309	2,886	1.1%

Pickaway Plains Ambulance Services, Inc. (1) (2)	Medical Transportation Services	Senior Secured Term Debt (13% Cash, Due 12/31/15)	1,548	-	-	0.0%

Pickaway Plains Ambulance Services, Inc.	Medical Transportation Services	Common Stock Warrants (5% fully diluted)	-	-	-	0.0%

				-	-	0.0%

Precision Manufacturing, LLC	Industrial Boiler Manufacturer	Subordinated Debt (14% PIK, Due 2/13/15)	211	211	183	0.1%

Precision Manufacturing, LLC (3)	Industrial Boiler Manufacturer	Subordinated Debt (6.5% Cash, 6.5% PIK, Due 2/10/17)	2,568	2,568	1,732	0.7%

Precision Manufacturing, LLC	Industrial Boiler Manufacturer	Membership Unit Warrants (6.5% fully diluted)	-	-	-	0.0%

				2,779	1,915	0.8%

Sierra Hamilton, LLC	Oil & Gas Engineering and Consulting Services	Senior Secured Debt (12.25% Cash, Due 12/15/18)	15,000	15,000	15,491	5.9%

				15,000	15,491	5.9%

Southern Pump & Tank Company, LLC (1)	Petroleum Equipment Supplier	Senior Secured Term Debt (13% Cash, 6% PIK, Due 1/15/15)	4,195	3,379	3,680	1.4%

Southern Pump & Tank Company, LLC	Petroleum Equipment Supplier	Common Stock Warrants (10% fully diluted)	-	-	-	0.0%

				3,379	3,680	1.4%

Stoddard Hill Media Holdings, LLC	IT Hosting Services	Class D Preferred Units (132,159 shares)	-	300	415	0.2%

				300	415	0.2%

Tenere, Inc.	Industrial Manufacturing	Senior Secured Term Debt (11% Cash, 2% PIK, Due 12/15/17)	3,469	3,469	3,469	1.3%

				3,469	3,469	1.3%

TGI Friday's, Inc.	Restaurant	Subordinated Debt (L+8.25%, 1% Floor, Due 7/15/21)	10,000	9,959	10,000	3.8%

				9,959	10,000	3.8%

U.S. Well Services, LLC	Oil & Gas Services	Senior Secured Debt (L+11.50%, 0.5% floor, Due 5/2/19)	4,376	4,270	4,376	1.7%

				4,270	4,376	1.7%

Velum Global Credit Management, LLC	Financial Services	Senior Secured Debt (15% Cash, Due 12/31/15)	8,300	8,300	8,300	3.1%

				8,300	8,300	3.1%

Worklife America, Inc.	Professional Employer Organization	Senior Secured Debt (12% Cash, Due 12/28/16)	17,906	17,906	17,906	6.8%

Worklife America, Inc.	Professional Employer Organization	Common Unit Warrants (3.8% ownership)	-	-	2,964	1.1%

Worklife America, Inc.	Professional Employer Organization	Preferred Unit Warrants (3.8% ownership)	-	-	499	0.2%

				17,906	21,369	8.1%

Sub Total Non-control/Non-affiliated investments				$116,776	$133,176	50.7%

Affiliate investments - 72.2%

Chef'N Corporation	Culinary Products	Subordinated Debt (13%, 2% PIK at company's option, Due 5/16/18)	$6,300	$6,300	$6,300	2.4%

Chef'N Corporation	Culinary Products	Series A Preferred Stock (1,000,000 shares)	-	1,000	4,342	1.6%

				7,300	10,642	4.0%

City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 9/28/16)	8,231	8,231	8,231	3.1%

City Gear, LLC (6)	Footwear Retail	Preferred Membership Units (9% cash dividend)	-	1,269	1,269	0.5%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (14.15% fully diluted)	-	-	6,042	2.3%

				9,500	15,542	5.9%

Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (14% Cash, 2% PIK, Due 3/22/18)	11,286	11,286	11,286	4.3%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (2,216,463 shares)	-	2,576	9,797	3.7%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock Warrant (403,257 shares)	-	-	1,782	0.7%

				13,862	22,865	8.7%

GA Communications, Inc. (6)	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8% PIK dividend)	-	2,094	2,471	0.9%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)	-	2	2,685	1.0%

				2,096	5,156	1.9%

Impresa Aerospace Holdings, LLC (3)	Aerospace Parts Manufacturer	Subordinated Debt (4.1% Cash, Due 4/28/16)	14,028	12,258	9,934	3.8%

Impresa Aerospace Holdings, LLC	Aerospace Parts Manufacturer	Class A Membership Units (1,006,621 units)	-	900	-	0.0%

Impresa Aerospace Holdings, LLC	Aerospace Parts Manufacturer	Class C Membership Units (362,416 units)	-	362	-	0.0%

Impresa Aerospace Holdings, LLC	Aerospace Parts Manufacturer	Class F Membership Units (604,504 units)	-	605	-	0.0%

				14,125	9,934	3.8%

J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13% Cash, Due 7/16/18)	5,182	5,182	5,182	2.0%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)	-	818	598	0.2%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (4,506 shares)	-	-	329	0.1%

				6,000	6,109	2.3%

LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)	-	1,500	11,188	4.2%

				1,500	11,188	4.2%

MJC Holdings, LLC	Specialty Clothing	Subordinated Debt (14%, 2% PIK at Company's option, Due 1/16/18)	7,500	7,500	7,500	2.9%

MJC Holdings, LLC	Specialty Clothing	Series A Preferred Units (2,000,000 units)	-	2,000	4,874	1.8%

				9,500	12,374	4.7%

MMI Holdings, LLC	Medical Device Distributor	Senior Secured Debt (12% Cash, Due 10/17/14)	2,600	2,600	2,600	1.0%

MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 8/15/15)	400	389	400	0.2%

MMI Holdings, LLC (6)	Medical Device Distributor	Preferred Units (1,000 units, 6% PIK dividend)	-	1,097	1,235	0.4%

MMI Holdings, LLC	Medical Device Distributor	Common Units (45 units)	-	-	106	0.0%

				4,086	4,341	1.6%

MTI Holdings, LLC	Retail Display & Security Services	Subordinated Debt (12% Cash, Due 11/1/18)	8,000	8,000	8,000	3.0%

MTI Holdings, LLC	Retail Display & Security Services	Capital Units (2,000,000 units)	-	2,000	3,910	1.5%

				10,000	11,910	4.5%

Source Capital ABUTEC, LLC	Environmental Services Products	Senior Secured Debt (12% Cash, 3% PIK, Due 12/28/17)	5,203	5,203	5,203	2.0%

Source Capital ABUTEC, LLC	Environmental Services Products	Preferred Membership Units (10.8% fully diluted)	-	1,240	27	0.0%

				6,443	5,230	2.0%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Subordinated Debt (13% Cash, Due 2/17/17)	2,500	2,500	2,500	0.9%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Common Stock Warrants (6.65% ownership)	-	-	546	0.2%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership)	-	750	771	0.3%

				3,250	3,817	1.4%

Source Capital SSCR, LLC	Personal Product Manufacturer	Subordinated Debt (14% Cash, Due 9/15/17)	17,125	17,125	15,389	5.8%

Source Capital SSCR, LLC	Personal Product Manufacturer	Senior Secured Term Debt (10% Cash, Due 6/12/17)	3,000	3,000	2,768	1.1%

Source Capital SSCR, LLC	Personal Product Manufacturer	Preferred Membership Units (15.8% ownership)	-	1,878	-	0.0%

Source Capital SSCR, LLC	Personal Product Manufacturer	Membership Unit Warrant (0.31% ownership)	-	10	-	0.0%

				22,013	18,157	6.9%

Source Recycling, LLC (2)	Metal Recycler	Subordinated Debt (13% Cash, Due 9/2/16)	5,000	5,000	3,950	1.5%

Source Recycling, LLC	Metal Recycler	Membership Units (68,656 units)	-	1,590	-	0.0%

Source Recycling, LLC	Metal Recycler	Membership Unit Warrants (1% fully diluted)	-	-	-	0.0%

				6,590	3,950	1.5%

Sparus Holdings, Inc. (1)	Energy Services	Subordinated Debt (13% Cash, 2% PIK, Due 3/21/16)	8,025	8,025	8,025	3.0%

Sparus Holdings, Inc.	Energy Services	Series B Preferred Stock (5,703 shares)	-	1,173	-	0.0%

Sparus Holdings, Inc.	Energy Services	Common Stock Warrants (3,491 shares)	-	-	-	0.0%

				9,198	8,025	3.0%

STX Healthcare Management Services, Inc. (1)	Dental Practice Management	Subordinated Debt (14% Cash, Due 7/31/15)	7,425	7,425	7,425	2.8%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares)	-	1,200	766	0.3%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock Warrants (1,154,254 shares)	-	218	813	0.3%

				8,843	9,004	3.4%

Take 5 Oil Change, Inc.	Quick Lube Services	Common Stock (10,692 shares)	-	1,069	2,047	0.8%

				1,069	2,047	0.8%

TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 11/22/18)	12,210	12,210	12,210	4.6%

TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 2/1/19)	9,730	9,730	9,730	3.7%

TCE Holdings, Inc.	Oil & Gas Services	Class A Common Stock (3,600 shares)	-	3,600	3,600	1.4%

				25,540	25,540	9.7%

V12 Holdings, Inc. (1)	Data Processing & Digital Marketing	Bridge Note (0% Cash, Due 12/31/14)	663	361	663	0.2%

V12 Holdings, Inc. (1)	Data Processing & Digital Marketing	Tier 2 Note (0% Cash, Due 12/31/14)	81	44	81	0.0%

V12 Holdings, Inc. (1)	Data Processing & Digital Marketing	Senior Subordinated Note (0% Cash, Due 12/31/14)	3,563	2,369	3,563	1.4%

V12 Holdings, Inc. (1)	Data Processing & Digital Marketing	Tier 3 Note (0% Cash, Due 12/31/14)	299	207	299	0.1%

V12 Holdings, Inc. (1)	Data Processing & Digital Marketing	Jr. Subordinated Note (0% Cash, Due 12/31/14)	2,750	-	455	0.2%

V12 Holdings, Inc. (1)	Data Processing & Digital Marketing	Tier 4 Note (0% Cash, Due 12/31/14)	243	-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-1 Preferred Stock (255,102 shares)	-	-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-3 Preferred Stock (88,194 shares)	-	-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-5 Preferred Stock (20,530 shares)	-	-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Common Stock Warrants (2,063,629 warrants)	-	-	-	0.0%

				2,981	5,061	1.9%

Sub Total Affiliate investments				$163,896	$190,892	72.2%

Control investments - 30.9%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Senior Secured Term Debt (12% Cash, 4% PIK, Due 5/24/18)	$10,606	$10,606	$10,606	4.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (1,125,000 shares)	-	1,125	-	0.0%

				11,731	10,606	4.0%

KBP Investments, LLC (6) (7)	QSR Franchisee	Class A Preferred Stock (8,270 shares, 10% Cash Dividend)	-	8,269	8,269	3.1%

KBP Investments, LLC	QSR Franchisee	Class A Common Stock (380,413 shares)	-	-	15,830	6.0%

				8,269	24,099	9.1%

Market E's, LLC (2)	Online Travel Sales & Marketing	Senior Secured Debt (10% Cash, Due 5/1/15)	810	810	810	0.3%

Market E's, LLC (1) (2)	Online Travel Sales & Marketing	Subordinated Debt (14% Cash, 3% PIK, Due 12/31/14)	2,897	2,833	800	0.3%

Market E's, LLC	Online Travel Sales & Marketing	Class A Preferred Stock (600 shares)	-	240	-	0.0%

Market E's, LLC	Online Travel Sales & Marketing	Class B Preferred Stock (2,411 shares)	-	965	-	0.0%

Market E's, LLC	Online Travel Sales & Marketing	Class A Common Stock (600 shares)	-	-	-	0.0%

				4,848	1,610	0.6%

Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/16/16)	1,862	1,862	1,862	0.7%

Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/16/16)	3,623	3,623	3,623	1.4%

Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)	-	1,628	1,740	0.7%

				7,113	7,225	2.8%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Senior Secured Term Debt (17%, 3% PIK at Company's option, Due 2/1/16)	6,500	6,500	6,500	2.5%

Navis Holdings, Inc. (6)	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10% Cash Dividend)	-	1,000	1,000	0.3%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)	-	1	2,286	0.9%

				7,501	9,786	3.7%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/16)	4,946	4,946	4,946	1.9%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)	-	3,278	-	0.0%

On-Site Fuel Services, Inc. (6)	Fuel Transportation Services	Series B Preferred Stock (14% scheduled cash dividend, 4% PIK dividend)	-	2,365	2,676	1.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,107 shares)	-	33	-	0.0%

				10,622	7,622	2.9%

Print Direction, Inc.	Printing Services	Senior Secured Term Debt (15% Cash, Due 2/24/19)	14,000	14,000	14,000	5.3%

Print Direction, Inc.	Printing Services	Common Stock (19,363 shares)	-	2,990	6,266	2.4%

Print Direction, Inc.	Printing Services	Common Stock Warrants (3% fully diluted)	-	-	277	0.1%

				16,990	20,543	7.8%

Sub Total Control investments				$67,074	$81,491	30.9%

TOTAL INVESTMENTS - 153.8%				$347,746	$405,559	153.8%

(1) The maturity date of the original investment has been extended.

(2) Due to deterioration in credit quality, this investment is on non- accrual status.

(3) The debt investment is accruing interest based on the terms of the forebearance agreement.

(4) All debt investments are income producing. Equity and warrant investments are non-income producing, unless otherwise noted.

(5) Percentages are based on net assets of $263,904 as of June 30, 2014.

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

June 30, 2014

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became the Company’s wholly-owned subsidiaries. Fund II and Fund III retained their SBIC licenses and continue to hold their existing investments and continue to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. As of June 30, 2014, the Company had 12,974,420 shares of common stock outstanding.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s annual report on Form 10-K for the period ended December 31, 2013, filed with the U.S Securities and Exchange Commission (“SEC”) on March 28, 2014. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries as described in the Formation Transactions presented in Note 1. The transactions related to Fund II, Fund III, and the Florida Sidecar constitute an exchange of shares between entities under common control and will be accounted for in accordance with the Accounting Standards Codification (“ASC”), Topic 805, Business Combinations (“ASC 805”). As such, the results of the Company’s operations and cash flows for the three and six months ended June 30, 2013 have been presented on a combined basis in order to provide comparative information with respect to prior periods. The Formation Transactions also included an asset acquisition of certain assets in Fund I and Fund III Parent. In accordance with ASC 805, the assets acquired were recorded at fair value at the date of acquisition, September 24, 2013.

The Company’s financial position as of June 30, 2014 is presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and the Florida Sidecar) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Valuation of Investments

The Company applies fair value accounting to all of its financial instruments in accordance with the 1940 Act and ASC Topic 820 - Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 4.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest Income and Paid-in Kind Interest Income: Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. The company has loans in the portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at maturity, is recorded on the accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due.

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

Other Income: Origination, amendment, consent, closing and/or commitment fees associated with investments in portfolio companies are recognized as income when the investment transaction closes. Prepayment penalties received by the Company for debt instruments repaid prior to maturity date are recorded as income upon receipt.

General and Administrative Expenses

General and administrative expenses are accrued as incurred. The Company’s general and administrative expenses include personnel expenses allocable to the Company under the Administration Agreement, legal and audit fees, director fees, director and officer insurance, and other expenses payable under the Administration Agreement.

Deferred Financing Fees

Costs incurred to issue the SBA-guaranteed debentures and notes payable are capitalized and are amortized over the term of the debt agreements under the effective interest method.

Commitments and Contingencies

As of June 30, 2014 and December 31, 2013, the Company had $1.3 million and $0 of outstanding unfunded commitments, respectively. The Company’s unfunded commitments are comprised solely of unused lines of credit of existing portfolio companies.

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management feels that the likelihood of such an event is remote.

In the ordinary course of business, the Company may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Company. As of June 30, 2014, resolution of any outstanding claims is not expected to materially affect the Company’s business, financial position, results of operation, or liquidity.

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

 ASC Topic 740, Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of June 30, 2014 and December 31, 2013, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of June 30, 2014 and December 31, 2013. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three and six month periods ended June 30, 2014 and June 30, 2013. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations.

Dividends

Dividends to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is approved by the Board. Net capital gains, if any, are generally distributed at least annually, although we may decide to retain such capital gains for reinvestment.

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

Note 3. Recent Accounting Pronouncements

In June, 2013 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2013-08, “Financial Services – Investment Companies (Topic 946), Amendments to the Scope, Measurement, and Disclosure Requirements.” The amendments in this accounting standards update affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP, and clarify the characteristics of an investment company, provide comprehensive guidance for assessing whether an entity is an investment company, require that an investment company measure non-controlling ownership interests in other investment companies at fair value rather than using the equity method of accounting, and require additional disclosures. This standard is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. The Company has adopted this standard and the required disclosures are presented in the consolidated financial statements.

Note 4. Investments

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through our subsidiaries that are licensed by the SBA under the SBIC Act, we offer customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. We invest primarily in traditional mezzanine, senior subordinated and unitranche debt, as well as senior and second-lien loans and, to a lesser extent, equity securities issued by smaller and lower middle-market companies. As of June 30, 2014, our portfolio consisted of investments in 45 portfolio companies with a fair value of approximately $405.6 million.

During the three months ended June 30, 2014, the Company made approximately $22.6 million of investments in new or existing portfolio companies and had approximately $9.4 million in exits and repayments resulting in net investments of approximately $13.2 million for the period. During the three months ended June 30, 2013, the Company made approximately $20.2 million of investments in new or existing portfolio companies and had approximately $15.7 million in exits and repayments resulting in net investments of approximately $4.5 million for the period.

During the six months ended June 30, 2014, the Company made approximately $63.6 million of investments in new or existing portfolio companies and had approximately $20.2 million in exits and repayments resulting in net investments of approximately $43.4 million for the period. During the six months ended June 30, 2013, the Company made approximately $41.4 million of investments in new or existing portfolio companies and had approximately $28.7 million in exits and repayments resulting in net investments of approximately $12.7 million for the period.

During the three and six month periods ended June 30, 2014, all investments were made to portfolio companies in which the Company was not previously contractually obligated to provide financial support. In addition to investing directly in portfolio companies, the Company may assist portfolio companies in securing financing from other sources by introducing portfolio companies to sponsors or by leading a syndicate of investors to provide the portfolio companies with financing. During the six month period ended June 30, 2014, the Company did not lead any syndicates. During the three months ended June 30, 2014 the Company did not assist any portfolio companies in obtaining financing. During the six month periods ended June 30, 2014, the Company helped Print Direction, Inc. obtain a $3.5 million senior revolving credit facility.

The composition of our investments as of June 30, 2014, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$127,026	36.5%	$128,913	31.8%
Subordinated Debt	156,534	45.0	151,683	37.4
Equity and Warrants	64,186	18.5	124,963	30.8
Total	$347,746	100.0%	$405,559	100.0%

The composition of our investments as of December 31, 2013, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$103,457	34.3%	$102,071	28.0%
Subordinated Debt	136,638	45.4	133,710	36.7
Equity and Warrants	61,204	20.3	128,938	35.3
Total	$301,299	100.0%	$364,719	100.0%

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

The following table presents fair value measurements of investments, by major class, as of June 30, 2014 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Debt	$—	$—	$128,913	$128,913
Subordinated Debt	—	—	151,683	151,683
Equity and Warrants	—	—	124,963	124,963
Total	$—	$—	$405,559	$405,559

The following table presents fair value measurements of investments, by major class, as of December 31, 2013 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Debt	$—	$—	$102,071	$102,071
Subordinated Debt	—	—	133,710	133,710
Equity and Warrants	—	—	128,938	128,938
Total	$—	$—	$364,719	$364,719

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2014 (dollars in thousands):

	Senior Secured Debt	Subordinated Debt	Equity and Warrants	Total
Balance as of January 1, 2014	$102,071	$133,710	$128,938	$364,719
Change in classification due to restructure	(14,073)	14,073	—	—
Repayments	(9,401)	(9,100)	(1,659)	(20,160)
Purchases	49,657	11,159	2,768	63,584
Payment in-kind interest and dividends, net of payments received	404	642	288	1,334
Accretion of original issue discount	7	—	—	7
Realized gain from investments	—	55	1,627	1,682
Increase/(decrease) in net unrealized appreciation	248	1,144	(6,999)	(5,607)
Balance as of June 30, 2014	$128,913	$151,683	$124,963	$405,559

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended June 30, 2013 (dollars in thousands):

	Senior Secured Debt	Subordinated Debt	Equity and Warrants	Total
Balance as of January 1, 2013	$73,638	$101,659	$108,634	$283,931
Repayments	(375)	(27,981)	(365)	(28,721)
Purchases	23,855	15,050	2,475	41,380
Payment in-kind interest and dividends, net of payments received	230	335	—	565
Accretion of original issue discount	3	31	—	34
Realized gain from investments	—	—	365	365
Increase/(decrease) in net unrealized appreciation	545	(1,211)	6,505	5,839
Balance as of June 30, 2013	$97,896	$87,883	$117,614	$303,393

The net change in unrealized depreciation on investments held as of June 30, 2014 was $5.6 million and is included in net unrealized depreciation on investments in the consolidated statements of operations for the six months ended June 30, 2014. The net change in unrealized appreciation on investments held as of June 30, 2013 was $6.1 million and is included in net unrealized appreciation on investments in the consolidated statements of operations for the six months ended June 30, 2014.

 The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of June 30, 2014 were as follows (dollars in thousands, except EBITDA amounts):

	Fair Value	Valuation Approach	Level 3 Input	Range of Inputs	Weighted Average

Subordinated debt and second lien notes	$128,792	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	9.0% - 25.0% 1.4x – 6.8x $1.2 million-$109.0 million	14.5% 4.1x $18.6 million

Subordinated debt and second lien notes	$22,891	Enterprise Value Waterfall and Asset (1)	Adjusted EBITDA Multiple Adjusted EBITDA	5.0x – 5.0x $1.3 million - $2.8 million	5.0x $2.3 million

Senior debt and first lien notes	$128,913	Income and Asset (1)	Required Rate of Return Leverage Ratio Adjusted EBITDA	11.9% - 22.0% 0.7x – 6.8x $1.3 million- $36.6 million	13.8% 3.3x $10.6 million

Equity shares and warrants	$124,963	Enterprise Value Waterfall	Adjusted EBITDA Multiple Adjusted EBITDA	2.5x – 9.5x $1.5 million -$229.0 million	7.2x $24.9 million

(1)	$19.7 million in subordinated notes and $9.1 million senior notes were valued using the asset approach.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2013 were as follows (dollars in thousands, except EBITDA amounts):

	Fair Value	Valuation Approach	Level 3 Input	Range of Inputs	Weighted Average

Subordinated debt and second lien notes	$111,711	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	7.0% - 18.0% 1.2x – 4.6x $2.3 million-$25.8 million	14.1% 3.1x $11.2 million

Subordinated debt and second lien notes	21,999	Enterprise Value Waterfall and Asset (1)	Adjusted EBITDA Multiple Adjusted EBITDA	4.3x – 11.5x $1.3 million - $2.2 million	9.5x $2.0 million

Senior debt and first lien notes	102,071	Income and Asset (1)	Required Rate of Return Leverage Ratio Adjusted EBITDA	10.0% - 24.5% 1.2x – 9.9x $0.6 million- $29.7 million	15.2% 3.8x $11.2 million

Equity shares and warrants	128,938	Enterprise Value Waterfall	Adjusted EBITDA Multiple Adjusted EBITDA Transaction Price	1.6x – 9.5x $1.4 million -$229.0 million n/a	7.1x $23.8 million n/a

(1)	$15.0 million in subordinated notes and $3.6 million in senior notes were valued using the asset approach.

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

Prior to the Formation Transactions, the management fee charged by each Legacy Fund for each fiscal quarter was the lesser of (a) an amount equal to an annual rate of .625% of the sum of (i) the Legacy Funds’ regulatory capital and (ii) the amount of an assumed two tiers of outstanding leverage based on such regulatory capital, or (b) an amount negotiated between the general partner and the management company. The management fee was reduced by certain fees ultimately received by the Investment Advisor to the Legacy Funds from the portfolio companies. Payments of the management fee were made quarterly in advance. Certain direct expenses such as legal, audit, tax, and limited partner expense were the responsibility of the Legacy Fund.

The incentive fee consists of the following two parts:

The first part of the incentive fee is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to our Administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 2.0% per quarter (8.0% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee. We pay the Investment Advisor an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle of 2.0%;

•	100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle but is less than 2.5% in any calendar quarter (10.0% annualized). We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle but is less than 2.5%) as the “catch-up.” The “catchup” is meant to provide our Investment Advisor with 20% of our pre-incentive fee net investment income as if a hurdle did not apply if this net investment income exceeds 2.5% in any calendar quarter; and

•	20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to our Investment Advisor (once the hurdle is reached and the catch-up is achieved, 20% of all preincentive fee investment income thereafter is allocated to the Investment Advisor).

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

For the three months ended June 30, 2014 and 2013 we incurred $2.3 million and $1.2 million in base management fees, respectively. For the three months ended June 30, 2014 and 2013, our Investment Advisor waived $0.1 million and $0, respectively. For the three months ended June 30, 2014 and 2013, we incurred $1.4 million and $0, respectively, in incentive fees related to pre-incentive fee net investment income.

For the six months ended June 30, 2014 and 2013 we incurred $4.3 million and $2.0 million in base management fees, respectively. For the six months ended June 30, 2014 and 2013, our Investment Advisor waived $0.2 million and $0, respectively. For the six months ended June 30, 2014 and 2013, we incurred $2.8 million and $0, respectively, in incentive fees related to pre-incentive fee net investment income.

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

Note 6. Related Party Transactions

At June 30, 2014 and December 31, 2013, the Company had the following receivables from (payables to) related parties relating to certain capital contributions, management fees, incentive fees, and reimbursable expenses (dollars in thousands):

	June 30, 2014	December 31, 2013
CapitalSouth Corporation	$252	$252
Shareholders/Limited Partners	270	267
CapitalSouth Fund III, L.P.	—	1,118
Capitala Investment Advisors, LLC	(1,863)	(2,670)
Total	$(1,341)	$(1,033)

These amounts are reflected in the accompanying statements of financial position under the captions, “Due from related parties”, “Incentive fee payable” and “Due to related parties.”

At times, the Company maintains deposit accounts and certificates of deposit with financial institutions that are shareholders of the Company. Total deposits with these financial institutions were approximately $2 thousand and $2.8 million at June 30, 2014 and December 31, 2013, respectively.

Note 7. Borrowings

SBA Debentures

The Company, through its two wholly-owned subsidiaries, uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of June 30, 2014, the Company has issued $192.2 million of SBA-guaranteed debentures. The Company has issued all SBA-guaranteed debentures that were permitted under each of the Legacy Funds’ respective SBIC licenses (as applicable), and there are no unused SBA debenture commitments remaining. SBA-guaranteed debentures are secured by a lien on all assets of Fund II and Fund III. As of June 30, 2014, Fund II and Fund III had total assets of approximately $377.8 million. On June 10, 2014, the Company received an exemptive order from the SEC exempting the Company, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. The Company intends to comply with the conditions of the order.

 For the three months ended June 30, 2014 and June 30, 2013 we recorded $2.1 million and $2.2 million, respectively, of interest, annual charges, and financing expenses related to the SBA guaranteed debentures, of which $1.9 million and $2.0 million, respectively, was attributable to interest expense and annual charges, and $0.2 million and $0.2 million, respectively, was attributable to amortization of commitment and upfront fees. For the six months ended June 30, 2014 and June 30, 2013 we recorded $4.3 million and $4.3 million, respectively, of interest, annual charges, and financing expenses related to the SBA guaranteed debentures, of which $3.9 million and $4.0 million, respectively, was attributable to interest expense and annual charges, and $0.4 million and $0.3 million, respectively, was attributable to amortization of commitment and upfront fees. The weighted average interest rate for all SBA-guaranteed debentures as of June 30, 2014 and December 31, 2013 was 3.51% and 3.57%, respectively. In addition to the stated interest rate, the SBA also charges an annual fee on all SBA-guaranteed debentures issued, which is included in the Company’s interest expense. The weighted average annual fee for all SBA-guaranteed debentures as of June 30, 2014 and December 31, 2013 was 0.48% and 0.50%, respectively.

As of June 30, 2014 and December 31, 2013, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):

Date of Pooling	Fixed Maturity Date	Interest Rate	SBA Annual Charge	June 30, 2014	December 31, 2013
March 1, 2004	March 1, 2014	4.120%	0.855%	$—	$2,000
September 1, 2004	September 1, 2014	4.684%	0.855%	—	8,000
September 1, 2005	September 1, 2015	4.941%	0.871%	8,000	8,000
March 1, 2006	March 1, 2016	5.524%	0.871%	2,000	2,000
September 1, 2006	September 1, 2016	5.535%	0.941%	11,500	11,500
March 1, 2009	March 1, 2019	4.620%	0.941%	5,000	5,000
September 1, 2010	September 1, 2020	3.215%	0.285%	19,000	19,000
March 1, 2011	March 1, 2021	4.084%	0.515%	15,700	15,700
March 1, 2011	March 1, 2021	4.084%	0.285%	46,000	46,000
March 1, 2012	March 1, 2022	2.766%	0.285%	10,000	10,000
March 1, 2012	March 1, 2022	2.766%	0.515%	50,000	50,000
March 1, 2013	March 1, 2023	2.351%	0.515%	25,000	25,000
				$192,200	$202,200

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company estimates that the fair value of its SBA-guaranteed debentures is approximately $193.4 million and $200.7 million as of June 30, 2014 and December 31, 2013, respectively. The fair value estimate was based on future contractual cash payments discounted at market interest rates to borrow from the SBA as of the measurement date. Because the market interest rate is considered an unobservable input, SBA-guaranteed debentures are considered a level 3 financial instrument in the fair value hierarchy.

Notes

In June 2014, the Company issued $113.4 million in aggregate principal amount of 7.125% fixed-rate notes due 2021 (the “Notes”). The Notes will mature on June 16, 2021, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after June 16, 2017 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest will be payable quarterly beginning September 16, 2014.

As of June 30, 2014, the carrying amount and fair value of the Notes was $113.4 million and $114.6 million, respectively. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. Because the fair value is determined by quoted prices for the Notes, the Notes are considered a level 1 financial instrument in the fair value hierarchy. As of June 30, 2014, $4.2 million of financing costs related to the Notes have been capitalized and are being amortized over the term of the Notes. For the three and six months ended June 30, 2014, the Company has recorded $0.3 million of interest expense and $0.02 million of amortization of deferred financing costs related to the Notes.

Note 8. Directors Fees

Our independent directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting, and also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three and six months ended June 30, 2014, the Company recognized director fee expense of $86,250 and $188,250, respectively. For the three and six months ended June 30, 2013, the Company recognized director fee expense of $0 and $0, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

Note 9. Stockholders’ Equity

On September 24, 2013, we issued 8,974,420 shares of common stock to the limited partners of the Legacy Funds, in exchange for 100% of their membership interests or certain investment assets of such Legacy Fund, as the case may be. On September 30, 2013, we issued 4,000,000 shares of common stock in connection with the closing of our IPO. The shares issued in the IPO were priced at $20.00 per share. We received proceeds of $74.25 million in the IPO, net of underwriters’ discounts and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The Legacy Funds bore the other expenses associated with the offering. As of June 30, 2014, the Company had 12,974,420 shares of common stock outstanding.

Note 10. Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in three majority owned portfolio companies that are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each portfolio company, along with summarized financial information as of June 30, 2014 and December 31, 2013, and for the six month period ended June 30, 2014 and June 30, 2013.

Print Direction, Inc.

Print Direction, Inc., incorporated in Georgia on May 11, 2006, is a professional printing services firm serving customers, particular fast food, retail, and other similar chains, through the United States. Print Direction, Inc. also provides warehousing and distribution services for these customers. The income the Company generated from Print Direction, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized depreciation, was $3.6 million and $1.5 million for the six months ended June 30, 2014 and June 30, 2013, respectively.

Navis Holdings, Inc.

Navis Holdings, Inc. incorporated in Delaware on December 21, 2010, designs and manufactures leading machinery for the global knit and woven finishing textile industries. The income the Company generated from Navis Holdings, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation, was $2.8 million and $1.5 million for the six months ended June 30, 2014 and June 30, 2013, respectively.

On-Site Fuel Service, Inc.

On-Site Fuel Service, Inc. is a 100% owned subsidiary of On-Site Fuel Holdings, Inc., which was incorporated in Delaware on December 19, 2011. On-Site Fuel Service, Inc. provides fueling services for commercial and government vehicle fleets throughout the southeast United States. The loss the Company generated from On-Site Fuel Service, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized depreciation, was $2.2 million for the six months ended June 30, 2014. The income the Company generated from On-Site Fuel Service, Inc. which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation was $1.5 million for the six months ended June 30, 2013.

The summarized financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):

	As of
Balance Sheet - Print Direction, Inc.	June 30, 2014	December 31, 2013
Current assets	$4,946	$5,738
Noncurrent assets	5,596	5,955
Total assets	$10,542	$11,693

Current liabilities	$3,304	$3,828
Noncurrent liabilities	14,510	10,496
Total liabilities	$17,814	$14,324

Total equity	$(7,272)	$(2,631)

	Six Months Ended
Statements of Operations - Print Direction, Inc.	June 30, 2014	June 30, 2013
Net sales	$11,748	$12,513
Cost of goods sold	4,611	5,609
Gross profit	$7,137	$6,904

Other expenses	$6,977	$6,039
Income before income taxes	160	865
Income tax provision	67	380
Net income	$93	$485

	As of
Balance Sheet - Navis Holdings, Inc.	June 30, 2014	December 31, 2013
Current assets	$5,315	$5,216
Noncurrent assets	5,707	5,333
Total assets	$11,022	$10,549

Current liabilities	$2,177	$1,761
Noncurrent liabilities	6,903	7,053
Total liabilities	$9,080	$8,814

Total equity	$1,942	$1,735

	Six Months Ended
Statements of Operations - Navis Holdings, Inc.	June 30, 2014	June 30, 2013
Net sales	$7,918	$8,320
Cost of goods sold	4,691	5,737
Gross profit	$3,227	$2,583

Other expenses	$2,427	$2,368
Income before income taxes	800	215
Income tax provision	318	55
Net income	$482	$160

	As of
Balance Sheet – On-Site Fuel Service, Inc.	June 30, 2014	December 31, 2013
Current assets	$18,685	$15,578
Noncurrent assets	17,938	18,124
Total assets	$36,623	$33,702

Current liabilities	$16,589	$12,666
Noncurrent liabilities	11,343	11,442
Total liabilities	$27,932	$24,108

Total equity	$8,691	$9,594

	Six Months Ended
Statements of Operations - On-Site Fuel Service, Inc.	June 30, 2014	June 30, 2013
Net sales	$110,211	$119,336
Cost of goods sold	104,868	113,799
Gross profit	$5,343	$5,537

Other expenses	$6,247	$5,779
Loss before income taxes	(904)	(242)
Income tax provision	—	—
Net loss	$(904)	$(242)

Note 11. Earnings Per Share

In accordance with the provisions of ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2014, there were no dilutive shares.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended June 30, 2014 and June 30, 2013 (dollars in thousands except share and per share data):

	For the three months ended		For the six months ended
Basic and diluted	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net increase in net assets from operations	$6,212	$11,583	$7,430	$14,152
Weighted average common shares outstanding	12,974,420	N/A	12,974,420	N/A
Net increase in net assets per share from operations-basic and diluted	$0.48	N/A	$0.57	N/A

Note 12. Dividend

The Company’s dividends and distributions are recorded on the record date. Shareholders have the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and common stock.

The following table summarizes the Company’s dividend declarations and distributions through June 30, 2014:

Date Declared	Record Date	Payment Date	Amount Per Share
November 11, 2013	December 10, 2013	December 30, 2013	$0.47
		Total Dividends Declared	$0.47

Date Declared	Record Date	Payment Date	Amount Per Share
February 27, 2014	March 14, 2014	March 26, 2014	$0.47
May 8, 2014	June 9, 2014	June 26, 2014	0.47
		Total Dividends Declared	$0.94

Note 13. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2014 (dollars in thousands, except share and per share data):

June 30, 2014
Per share data:
Net asset value at beginning of period	$20.71

Net investment income(1)	0.87
Net realized gain on investments	0.13
Net decrease in unrealized appreciation on investments	(0.43)

Net increase in stockholders’ equity	0.57

Dividends declared and paid	(0.94)

Net asset value at end of period	$20.34
Net assets at end of period	$263,904
Shares outstanding at end of period	12,974,420
Per share market value at end of period	$18.89
Total return based on market value(2)	(0.32)%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(4)	8.63%
Ratio of incentive fee to average net assets(4)	2.16%
Ratio of debt related expenses to average net assets(4)	3.49%
Ratio of other operating expenses, net of management fee waiver to average net assets(4)(7)	4.64%
Ratio of total expenses to average net assets(4)	10.29%
Portfolio turnover rate(3)	5.21%
Average Debt Outstanding(5)	$204,063
Average Debt Outstanding per common share	$15.73
Asset Coverage ratio per unit(6)	$1,863

(1)	Net investment income per share is calculated using the weighted average shares outstanding during the period.

(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.

(3)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

(4)	Ratios are annualized.

(5)	Based on daily weighted average balance of debt outstanding during the period.

(6)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtness not represented by senior securities, to the aggregate amount of senior securities representing indebtness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtness.

(7)	The ratio of waived management fees to average net assets was .15%.

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of and for the six month period ended June 30, 2014.

On July 15, 2014, the Company invested approximately $7.2 million in the junior subordinated debt (12% cash interest), $5.0 million in the senior subordinated debt (14% cash interest), and $1.8 million in the common equity of Burgaflex Holdings, LLC.

On July 17, 2014, the Company invested approximately $12.5 million in the senior secured debt (12% cash, 4% PIK) of Sequoia Healthcare Management, LLC.

On July 25, 2014, the Company invested approximately $3.0 million in the subordinated debt (cash interest of LIBOR + 9.0%, 1% floor) of Meritas Schools Holdings, LLC.

On August 1, 2014, the Company invested $5.3 million in senior revolving debt (current contractual rate of LIBOR plus 6.75% cash interest, .25% floor) and $3.4 million in senior term debt (current contractual rate of LIBOR plus 7.75% cash interest, .25% floor) for Impresa Aerospace Holdings, LLC, an existing portfolio company.

On August 5, 2014, the Company invested $4.0 million in the senior secured debt (12% cash interest, 2% PIK) of Sparus Holdings, Inc., an existing portfolio company.

On August 7, 2014, the Company’s Board declared a quarterly dividend of $0.47 per share payable on September 26, 2014 to holders of record as of September 12, 2014.

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

OVERVIEW

We are a Maryland corporation that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). We are an emerging growth company within the meaning of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and as such, are subject to reduced public company reporting requirements. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We are managed by Capitala Investment Advisors, LLC (the “Investment Advisor”), and Capitala Advisors Corp. (the “Administrator”) provides the administrative services necessary for us to operate.

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became the Fund’s wholly-owned subsidiaries. Fund II and Fund III retained their SBIC licenses and continue to hold their existing investments and continue to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. As of June 30, 2014, the Company had 12,974,420 shares of common stock outstanding.

At the time of the Formation Transactions, our portfolio consisted of: (i) approximately $326.3 million in investments; (ii) an aggregate of approximately $67.1 million in cash, interest receivable and other assets; and (iii) liabilities of approximately $202.2 million of SBA-guaranteed debt payable. We have two SBIC-licensed subsidiaries that have elected to be regulated as BDCs under the 1940 Act. We may also seek other forms of leverage and borrow funds to make investments, including before we have fully invested the proceeds of this offering.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries as described in the Formation Transactions presented in Note 1 to our Consolidated Financial Statements. The transactions related to Fund II, Fund III, and the Florida Sidecar constitute an exchange of shares between entities under common control and will be accounted for in accordance with the Accounting Standards Codification (“ASC”), Topic 805, Business Combinations (“ASC 805”). As such, the results of the Company’s operations and cash flows for the six months ended June 30, 2013, have been presented on a combined basis in order to provide comparative information with respect to prior periods. The Formation Transactions also included an asset acquisition of certain assets in Fund I and Fund III Parent. In accordance with ASC 805, the assets acquired were recorded at fair value at the date of acquisition, September 24, 2013.

The Company’s financial position as of June 30, 2014 is presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and the Florida Sidecar) have been eliminated in consolidation. All financial data and information included in these financial statements have been presented on the basis described above. In the opinion of management, the financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Valuation of Investments

The Company applies fair value accounting to all of its financial instruments in accordance with the 1940 Act and ASC Topic 820 - Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 4 to our Consolidated Financial Statements.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest Income and Paid-in Kind Interest Income: Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. The company has loans in the portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at maturity, is recorded on the accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due.

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

Other Income: Origination, amendment, consent, closing and/or commitment fees associated with investments in portfolio companies are recognized as income when the investment transaction closes. Prepayment penalties received by the Company for debt instruments repaid prior to maturity date are recorded as income upon receipt.

Income Taxes

Prior to the Formation Transactions, the Legacy Funds were treated as partnerships for U.S. federal, state and local income tax purposes and, therefore, no provision has been made in the accompanying consolidated financial statements for federal, state or local income taxes. In accordance with the partnership tax law requirements, each partner would include their respective components of the Legacy Funds' taxable profits or losses, as shown on their Schedule K-1s in their respective tax or information returns. The Legacy Funds are disregarded entities for tax purposes prior to and post the Formation Transactions.

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

ASC Topic 740, Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of June 30, 2014 and December 31, 2013, there were no uncertain tax positions.

The Company is required to determine whether a tax position of the Company is more likely-than-not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that could have a negative impact the Company’s net assets.

U.S. GAAP provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.

The Company has concluded that it was not necessary to record a liability for any such tax positions as of June 30, 2014 and December 31, 2013. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three and six month periods ended June 30, 2014 and June 30, 2013. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations.

Portfolio and Investment Activity

As of June 30, 2014, our portfolio consisted of investments in 45 portfolio companies with a fair value of approximately $405.6 million.

During the three months ended June 30, 2014, we made approximately $22.6 million of investments in new or existing portfolio companies and had approximately $9.4 million in exits and repayments resulting in net investments of approximately $13.2 million for the period. During the three months ended June 30, 2013, we made approximately $20.2 million of investments in new or existing portfolio companies and had approximately $15.7 million in exits and repayments resulting in net investments of approximately $4.5 million for the period.

During the six months ended June 30, 2014, we made approximately $63.6 million of investments in new or existing portfolio companies and had approximately $20.2 million in exits and repayments resulting in net investments of approximately $43.4 million for the period. During the six months ended June 30, 2013, we made approximately $41.4 million of investments in new or existing portfolio companies and had approximately $28.7 million in exits and repayments resulting in net investments of approximately $12.7 million for the period.

  As of June 30, 2014, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $7.7 million and $9.0 million, and $25.5 million and $25.5 million, respectively. As of June 30, 2014, the Company had approximately $166.5 million of cash and cash equivalents. As of December 31, 2013, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $7.3 million and $8.9 million, and $25.3 million and $25.3 million, respectively. As of December 31, 2013, the Company had $101.6 million of cash and cash equivalents.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of June 30, 2014 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$127,026	24.7%	$128,913	22.5%
Subordinated Debt	156,534	30.4%	151,683	26.5%
Equity and Warrants	64,186	12.5%	124,963	21.8%
Cash and Cash Equivalents	166,503	32.4%	166,503	29.2%
Total	$514,249	100.0%	$572,062	100.0%

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

As of June 30, 2014, our income-bearing investment portfolio, which represented nearly 69% of our total portfolio, had a weighted average yield of approximately 13.4%. As of June 30, 2014, 95% of our income-bearing investment portfolio was bearing a fixed rate of interest. As of December 31, 2013, our income-bearing investment portfolio, which represented nearly 65% of our total portfolio, had a weighted average yield of approximately 13.7% all bearing a fixed rate of interest.

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	June 30, 2014		December 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Oil & Gas Services	$29,916	7.4%	$25,321	7.0%
Transportation	24,482	6.0%	6,000	1.6%
QSR Franchisee	24,099	5.9%	24,787	6.8%
Sales & Marketing Services	22,865	5.6%	22,753	6.3%
Professional Employer Organization	21,369	5.3%	22,677	6.2%
Printing Services	20,543	5.1%	16,448	4.5%
Personal Product Manufacturer	18,157	4.5%	14,073	3.9%
Footwear Retail	15,542	3.8%	14,807	4.1%
Oil & Gas Engineering and Consulting Services	15,491	3.8%	15,000	4.1%
Industrial Equipment Rental	13,333	3.3%	22,500	6.2%
Medical Device Distributor	12,432	3.1%	11,121	3.0%
Specialty Clothing	12,374	3.1%	12,724	3.5%
Retail Display & Security Services	11,910	2.9%	10,823	3.0%
QSR Franchisor	11,188	2.8%	14,622	4.0%
Culinary Products	10,642	2.6%	10,302	2.8%
Computer Supply Retail	10,606	2.6%	6,673	1.8%
Restaurant	10,000	2.5%	—	—%
Aerospace Parts Manufacturer	9,934	2.4%	10,064	2.8%
Textile Equipment Manufacturer	9,786	2.4%	9,031	2.5%
Dental Practice Management	9,004	2.2%	9,273	2.6%
Financial Services	8,300	2.0%	—	—%
Energy Services	8,025	2.0%	8,783	2.4%
Fuel Transportation Services	7,622	1.9%	10,274	2.8%
Conglomerate	7,225	1.8%	7,630	2.1%
Western Wear Retail	7,177	1.8%	4,774	1.3%
Produce Distribution	6,109	1.5%	6,631	1.8%
Environmental Services Products	5,230	1.3%	5,185	1.4%
Advertising & Marketing Services	5,156	1.3%	4,911	1.3%
Data Processing & Digital Marketing	5,061	1.2%	5,061	1.4%
Replacement Window Manufacturer	5,042	1.2%	6,284	1.7%
Metal Recycler	3,950	1.0%	3,950	1.1%
Automotive Chemicals & Lubricants	3,817	0.9%	3,886	1.1%
Petroleum Equipment Supplier	3,680	0.9%	3,624	1.0%
Industrial Manufacturing	3,469	0.9%	3,440	0.9%
Building Supplies	2,886	0.7%	2,509	0.7%
Specialty Defense Contractor	2,541	0.6%	2,799	0.8%
Quick Lube Services	2,047	0.5%	1,604	0.4%
Industrial Boiler Manufacturer	1,915	0.5%	1,536	0.4%
Online Travel Sales & Marketing	1,610	0.4%	1,638	0.4%
In-Home Healthcare Services	609	0.2%	748	0.2%
IT Hosting Services	415	0.1%	453	0.1%
Total	$405,559	100.0%	$364,719	100.0%

With the exception of an $8.3 million investment in an internationally headquartered company, all investments made by the Company as of June 30, 2014 and December 31, 2013 were made in portfolio companies located in the United States. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014		December 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$265,277	65.4%	$254,143	69.7%
West	87,580	21.6%	66,637	18.3%
Northeast	24,327	6.0%	23,436	6.4%
Midwest	20,075	5.0%	20,503	5.6%
International	8,300	2.0%	—	0.0%
Total	$405,559	100.0%	$364,719	100.0%

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

Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2014 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$199,687	49.2%
2	122,857	30.3%
3	77,455	19.1%
4	5,560	1.4%
5	—	—
Total	$405,559	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2013 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$183,194	50.2%
2	129,721	35.5%
3	44,680	12.3%
4	7,124	2.0%
5	—	—
Total	$364,719	100.0%

As of June 30, 2014, the Company had four portfolio investments on non-accrual status with a total principal amount of $10.3 million, amortized cost of $8.6 million and a fair value of $5.6 million, which represented 3.2%, 2.5% and 1.4% of the investment portfolio, respectively. As of December 31, 2013 the Company had four portfolio investments on non-accrual status with a total principal amount of $12.1 million, amortized cost of $10.3 million and a fair value of $6.5 million representing 3.3%, 2.8% and 1.8% of the investment portfolio, respectively.

Results of Operations

Operating results for the three and six months ended June 30, 2014 and June 30, 2013 are as follows (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Total investment income	$12,526	$8,216	$24,901	$14,487
Total expenses, net	6,892	3,558	13,546	6,539
Net investment income	5,634	4,658	11,355	7,948
Net realized gain from investments	462	365	1,682	365
Net increase (decrease) in unrealized appreciation	116	6,560	(5,607)	5,839
Net increase in net assets resulting from operations	$6,212	$11,583	$7,430	$14,152

Investment income

The composition of our investment income for the three and six months ended June 30, 2014 and June 30, 2013 was as follows (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest and fee income	$8,513	$6,561	$16,528	$11,865
Dividend income	3,263	443	7,025	517
Payment-in-kind interest and dividend income	744	375	1,334	668
Interest from cash and cash equivalents	6	48	14	76
Other Income	—	789	—	1,361
Total Investment Income	$12,526	$8,216	$24,901	$14,487

For the three months ended June 30, 2014, total investment income increased $4.3 million, or 52.5% compared to the three months ended June 30, 2013. For the six months ended June 30, 2014, total investment income increased $10.4 million, or 71.9% compared to the six months ended June 30, 2013. The increase from the prior period relates to higher dividend income mostly from recapitalizations of control investments, and higher loan interest and fee income resulting from an increasing investment portfolio.

Operating expenses

The composition of our expenses for the three and six months ended June 30, 2014 and June 30, 2013 was as follows (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest expense and amortization of deferred financing fees	$2,401	$2,226	$4,601	$4,291
Management fees, net of management fee waiver	2,200	1,230	4,094	2,014
Incentive fees	1,408	—	2,838	—
General and administrative expenses	883	102	2,013	234
Total expenses	$6,892	$3,558	$13,546	$6,539

For the three months ended June 30, 2014, operating expenses increased $3.3 million, or 93.7% compared to the three months ended June 30, 2013. For the six months ended June 30, 2014, operating expenses increased $7.0 million, or 107.2% compared to the six months ended June 30, 2013. The increase from the prior period is attributable to incentive and management fees under the new advisory agreement along with increased general and administrative expenses due to regulatory and reporting costs subsequent to our IPO on September 30, 2013, and an increase in interest expense as a result of our June 2014 $113.4 million offering of 7.125% fixed rate notes due 2021.

Net realized gains/losses on sales of investments

During the three and six months ended June 30, 2014, we recognized $0.5 million and $1.7 million, respectively, of net realized gains on our portfolio investments. During the three and six months ended June 30, 2013, we recognized $0.4 million and $0.4 million, respectively, of net realized gains on portfolio investments.

Net unrealized appreciation/depreciation on investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three months ended June 30, 2014, we had a $0.1 million increase in unrealized appreciation on portfolio investments. For the six months ended June 30, 2014, we had a $5.6 million decrease in unrealized appreciation on portfolio investments. For the three and six months ended June 30, 2013, we had a $6.6 million and $5.8 million, respectively, increase in unrealized appreciation on portfolio investments.

Changes in net assets resulting from operations

For the three and six months ended June 30, 2014, we recorded a net increase in net assets resulting from operations of $6.2 million and $7.4 million, respectively. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2014 our per share net increase in net assets resulting from operations was $0.48 and $0.57, respectively. For the three and six months ended June 30, 2013, we recorded a net increase in net assets resulting from operations of $11.6 million and $14.2 million, respectively.

Financial Condition, Liquidity and Capital Resources

In addition to the $74.25 million of net proceeds from our IPO, we intend to continue to generate cash from future offerings of securities and cash flows from operations, including earnings on investments in our portfolio and future investments, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. In addition to our existing SBA-guaranteed debentures, we may, if permitted by regulation, seek to issue additional SBA-guaranteed debentures as well as other forms of leverage and borrow funds to make investments. On June 10, 2014, we received an exemptive order from the SEC exempting us, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. We intend to comply with the conditions of the order.

As of June 30, 2014, we had $166.5 million in cash and cash equivalents, and our net assets totaled $263.9 million.

In June 2014, we issued $113.4 million in aggregate principal amount of 7.125% fixed-rate notes due 2021 (the “Notes”). The Notes will mature on June 16, 2021, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after June 17, 2017 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. The notes will bear interest at a rate of 7.125% per year payable quarterly on March 16, June 16, September 16, and December 16 of each year, beginning September 16, 2014. The Notes are listed on the NYSE under the trading symbol “CLA” with a par value of $25.00 per share.

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

A summary of the Company’s significant contractual payment obligations as of June 30, 2014 is as follows (dollars in thousands):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
SBA-Guaranteed Debentures	$—	$21,500	$5,000	$165,700	$192,200
Note Obligations	$—	$—	$—	$113,438	$113,438
Total Contractual Obligations	$—	$21,500	$5,000	$279,138	$305,638

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

We have entered into the Administration Agreement with our Administrator. Pursuant to the terms of the Administration Agreement, our Administrator provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Alala, our chief executive officer, president and chairman of our Board, is the chief executive officer, president and a director of our Administrator, and Mr. Broyhill, a member of our Board, is the trustee of a trust that has a controlling interest in our Adminstrator.

 Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

On July 15, 2014, we invested approximately $7.2 million in the junior subordinated debt (12% cash interest), $5.0 million in the senior subordinated debt (14% cash interest), and $1.8 million in the common equity of Burgaflex Holdings, LLC.

On July 17, 2014, we invested approximately $12.5 million in the senior secured debt (12% cash, 4% PIK) of Sequoia Healthcare Management, LLC.

On July 25, 2014, we invested approximately $3.0 million in the subordinated debt (cash interest of LIBOR + 9.0%, 1% floor) of Meritas Schools Holdings, LLC.

On August 1, 2014, we invested $5.3 million in senior revolving debt (current contractual rate of LIBOR plus 6.75% cash interest, .25% floor) and $3.4 million in senior term debt (current contractual rate of LIBOR plus 7.75% cash interest, .25% floor) of Impresa Aerospace Holdings, LLC, an existing portfolio company.

On August 5, 2014, we invested $4.0 million in the senior secured debt (12% cash interest, 2% PIK) of Sparus Holdings, Inc., an existing portfolio company.

On August 7, 2014, we declared a quarterly dividend of $0.47 per share payable on September 26, 2014 to holders of record as of September 12, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three and six months ended June 30, 2014, we did not engage in hedging activities.

As of June 30, 2014, the Company held 2 securities at a cost of $14.4 million bearing a variable rate of interest. The Company’s variable rate investments represent approximately 5% of the fair market value of total interest earning investments. All variable rate securities are London Interbank Offered Rate-based (“LIBOR”) and are subject to interest rate floors. As of and for the three and six month periods ended June 30, 2014, all variable rate securities are yielding interest at a rate equal to the established interest rate floor. As of June 30, 2014, all of our interest paying liabilities, consisting of $192.2 million in SBA-guaranteed debentures and $113.4 million in notes payable, bear interest at a fixed rate.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2014 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2014, we issued 11,812 shares of common stock under our dividend reinvestment plan. The issuances were not subject to the registration requirements under the Securities Act. The cash paid for shares of common stock issued under our dividend reinvestment plan during the quarter ended June 30, 2014 was approximately $227 thousand. Other than the shares issued under our dividend reinvestment plan during the quarter ended June 30, 2014, we did not sell any unregistered equity securities and we did not repurchase any of our equity securities.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number	Description of Document
3.1	Articles of Amendment and Restatement(1)
3.4	Bylaws(1)
4.1	Form of Common Stock Certificate(1)
4.2	Form of Base Indenture(2)
4.3	Form of First Supplemental Indenture(2)
4.4	Form of Global Note (included as Exhibit A to the Form of First Supplemental Indenture)(2)
10.1	Form of Dividend Reinvestment Plan(1)
10.2	Form of Investment Advisory Agreement by and between Registrant and Capitala Investment Advisors, LLC(1)
10.3	Form of Custodian Agreement(1)
10.4	Form of Administration Agreement by and between Registrant and Capitala Advisors Corp.(1)
10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)
10.6	Form of Trademark License Agreement by and between Registrant and Capitala Investment Advisors, LLC(1)
11.1	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Previously filed in connection with the Pre-Effective Amendment No. 1 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 9, 2013.
(2)	Previously filed in connection with Pre-Effective Amendment No. 2 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-193374) filed on May 21, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2014	By	/s/ Joseph B. Alala III
Joseph B. Alala III
Chief Executive Officer
(Principal Executive Officer)
Capitala Finance Corp.

Date: August 12, 2014	By	/s/ Stephen A. Arnall
Stephen A. Arnall
Chief Financial Officer
(Principal Financial and Accounting Officer)
Capitala Finance Corp.

