Form 10-Q
period 2014-09-30
Capitala Finance Corp.
filed 2014-11-10
CIK 1571329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2014

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

The number of shares of Capitala Finance Corp.’s common stock, $0.01 par value, outstanding as of November 10, 2014 was 12,974,420.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Capitala Finance Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of
	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS

Investments at fair value
Non-control/non-affiliate investments (amortized cost of $158,338 and $84,138, respectively)	$181,245	$99,140
Affiliate investments (amortized cost of $161,730 and $159,104, respectively)	185,051	189,098
Control investments (amortized cost of $67,422 and $58,057, respectively)	78,830	76,481
Total investments at fair value (amortized cost of $387,490 and $301,299, respectively)	445,126	364,719
Cash and cash equivalents	107,576	101,622
Interest and dividend receivable	3,541	2,917
Due from related parties	541	1,645
Deferred financing fees (net of accumulated amortization of $2,873 and $2,216, respectively)	8,581	4,871
Prepaid expenses	47	654
Total assets	$565,412	$476,428

LIABILITIES
SBA debentures payable	$192,200	$202,200
Notes payable	113,438	-
Due to related parties	469	1,153
Incentive fee payable	-	1,525
Interest payable	968	2,723
Accounts payable and accrued expenses	221	157
Total liabilities	$307,296	$207,758

Commitments and contingencies (Note 2)

NET ASSETS
Common stock, par value $.01, 100,000,000 common shares authorized, 12,974,420 common shares issued and outstanding	$130	$130
Additional paid in capital	188,408	188,408
Accumulated undistributed net investment income	13,363	16,760
Accumulated undistributed net realized loss from investments	(1,421)	(48)
Net unrealized appreciation on investments	57,636	63,420
Total net assets	258,116	268,670

Total liabilities and net assets	$565,412	$476,428

Net asset value per share	$19.89	$20.71

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
		(combined)		(combined)
INVESTMENT INCOME
Interest and fee income:
Non-control/Non-affiliate investments	$4,104	$2,061	$10,170	$6,110
Affiliate investments	4,790	2,796	12,415	8,981
Control investments	1,422	1,088	4,259	2,719
Total interest and fee income	10,316	5,945	26,844	17,810
Payment-in-kind interest and dividend income:
Non-control/Non-affiliate investments	202	45	626	132
Affiliate investments	334	114	956	268
Control investments	192	263	479	692
Total payment-in-kind interest and dividend income	728	422	2,061	1,092
Dividend income:
Non-control/Non-affiliate investments	152	2	1,666	2
Affiliate investments	29	29	745	86
Control investments	(61)	2,127	4,734	2,586
Total dividend income	120	2,158	7,145	2,674
Other income	-	210	-	1,571
Interest income from cash and cash equivalents	3	66	17	141
Total investment income	11,167	8,801	36,067	23,288

EXPENSES
Interest expense and amortization of deferred financing fees	4,268	2,237	8,870	6,527
Management fees	2,536	980	6,830	2,994
Incentive fees	-	-	2,838	-
General and administrative expenses	857	147	2,870	382
Expenses before management fee waiver	7,661	3,364	21,408	9,903
Management fee waiver (See Note 5)	(38)	-	(238)	-
Total expenses net of management fee waiver	7,623	3,364	21,170	9,903

NET INVESTMENT INCOME	3,544	5,437	14,897	13,385

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	-	6,011	1,158	6,011
Affiliate investments	(3,055)	(4,140)	(2,704)	(4,140)
Control investments	-	-	173	364
Total realized gain (loss) from investments	(3,055)	1,871	(1,373)	2,235
Net unrealized appreciation (depreciation) on investments	(178)	601	(5,784)	6,442
Net gain/(loss) on investments	(3,233)	2,472	(7,157)	8,677

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$311	$7,909	$7,740	$22,062

NET INCREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC AND DILUTED	$0.02	$0.61	$0.60	$1.70

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	12,974,420	12,974,420	12,974,420	12,974,420

N/A – Not Applicable

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except share data)

(unaudited)

			Common Stock		Additional	Accumulated	Accumulated	Net Unrealized
	General	Limited	Number of	Par	Paid in	Undistributed Net	Undistributed Net	Appreciation (Depreciation) on
	Partner	Partners	Shares	Value	Capital	Investment Income	Realized Gains (Losses)	Investments	Total

BALANCE, December 31, 2012	$282	$77,358	-	$-	$-	$8,560	$-	$56,233	$142,433
Partners' capital contributions	-	24,852	-	-	-	-	-	-	24,852
Distribution to partners	-	-	-	-	-	(5,186)	(2,235)	-	(7,421)
Formation Transactions	(282)	(102,210)	8,974,420	90	114,198	-	-	-	11,796
Public offering of common stock	-	-	4,000,000	40	74,210	-	-	-	74,250
Net investment income	-	-	-	-	-	13,385	-	-	13,385
Net realized gain on portfolio investments	-	-	-	-	-		2,235	-	2,235
Net change in unrealized appreciation on portfolio investments	-	-	-	-	-	-	-	6,442	6,442
BALANCE, September 30, 2013	$-	$-	12,974,420	$130	$188,408	$16,759	$-	$62,675	$267,972

BALANCE, December 31, 2013	$-	$-	12,974,420	$130	$188,408	$16,760	$(48)	$63,420	$268,670
Net investment income	-	-	-	-	-	14,897	-	-	14,897
Net realized loss on portfolio investments	-	-	-	-	-	-	(1,373)		(1,373)
Net change in unrealized appreciation on portfolio investments	-	-	-	-	-	-		(5,784)	(5,784)
Dividends declared and paid	-	-	-	-	-	(18,294)	-	-	(18,294)
BALANCE, September 30, 2014	$-	$-	12,974,420	$130	$188,408	$13,363	$(1,421)	$57,636	$258,116

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2014	2013
		(combined)
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$7,740	$22,062
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of portfolio investments	(150,304)	(75,817)
Repayments of portfolio investments	64,833	50,209
Net realized (gain)/loss on portfolio investments	1,373	(2,235)
(Increase) decrease in net unrealized appreciation on portfolio investments	5,784	(6,442)
Payment-in-kind interest accrued, net of payments received	(2,061)	(930)
Accretion of original issue discount on portfolio investments	(32)	(35)
Amortization of deferred financing fees	656	522
Changes in assets and liabilities:
Interest and dividend receivable	(624)	(398)
Due from related parties	1,104	(288)
Prepaid expenses	607	-
Due to related parties	(684)	306
Incentive fee payable	(1,525)	-
Interest payable	(1,755)	(1,821)
Accounts payable and accrued expenses	64	1,852
Other assets	-	(2)
NET CASH USED IN OPERATING ACTIVITIES	(74,824)	(13,017)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of SBA-guaranteed debentures	-	25,000
Partners' capital contributions	-	24,852
Proceeds from IPO, net of underwriting expense	-	74,250
Paydowns on SBA-guaranteed debentures	(10,000)	-
Issuance of notes	113,438	-
Dividends declared and paid	(18,294)	(7,421)
Deferred financing fees paid	(4,366)	(606)
NET CASH PROVIDED BY FINANCING ACTIVITIES	80,778	116,075

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,954	103,058
CASH AND CASH EQUIVALENTS, beginning of period	101,622	30,467
CASH AND CASH EQUIVALENTS, end of period	$107,576	$133,525

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$9,964	$7,828

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING TRANSACTIONS
In-kind contribution of assets	$-	$11,796

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units)

September 30, 2014

(unaudited)

Company (3, 4)	Industry	Investment Interest Rate / Maturity	Principal Amount	Cost	Fair Value	% of Net Assets

Non-control/Non-affiliated investments - 70.4%

AAE Acquisition, LLC	Industrial Equipment Rental	Senior Secured Term Debt (12% Cash, Due 5/6/15)	$11,000	$10,997	$11,000	4.3%

AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (14% fully diluted)	-	17	2,212	0.9%

				11,014	13,212	5.2%

A Wireless Holding Company	Cellular Device Retailer	Subordinated Debt (12% Cash, Due 9/09/19)	12,000	12,000	12,000	4.6%

				12,000	12,000	4.6%

American Exteriors, LLC (1)	Replacement Window Manufacturer	Senior Secured Debt (17% Cash, Due 6/30/15)	4,404	3,204	4,404	1.7%

American Exteriors, LLC (1)	Replacement Window Manufacturer	Jr. Convertible Note (10% Cash, Due 6/30/16)	500	415	500	0.2%

American Exteriors, LLC (7)	Replacement Window Manufacturer	Common Stock Warrants (15% fully diluted)	-	-	-	0.0%

				3,619	4,904	1.9%

Boot Barn Holding Corporation	Western Wear Retail	Common Stock (2,400 shares)	-	2,400	9,202	3.6%

				2,400	9,202	3.6%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)	-	258	193	0.1%

Caregiver Services, Inc. (7)	In-Home Healthcare Services	Common Stock Warrants (655,908 units)	-	264	431	0.1%

				522	624	0.2%

Crowley Holdings, Inc. (5)	Transportation	Series A Income Preferred Shares (6,000 shares, 10% cash, 2% PIK dividend)	-	6,114	6,114	2.4%

				6,114	6,114	2.4%

CSM Bakery Solutions, LLC	Bakery Supplies Distributor	Subordinated Debt (L+7.75%, 1% Floor, Due 8/7/22)	17,000	16,628	17,000	6.6%

				16,628	17,000	6.6%

Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Senior Secured Term Debt (13% Cash, Due 10/6/16)	2,000	2,000	2,000	0.8%

Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Common Unit Warrants (12% fully diluted)	-	-	-	0.0%

				2,000	2,000	0.8%

Kelle's Transport Service, LLC	Transportation	Senior Secured Debt (14% Cash, Due 3/31/19)	15,603	15,586	15,603	6.0%

Kelle's Transport Service, LLC (5)	Transportation	Preferred Units (1,000 units, 10% PIK Dividend)	-	2,732	2,732	1.1%

Kelle's Transport Service, LLC	Transportation	Common Stock Warrants (15% fully diluted)	-	23	2,489	1.0%

				18,341	20,824	8.1%

Medical Depot, Inc. (1)	Medical Device Distributor	Subordinated Debt (14% Cash, Due 9/27/20)	4,667	4,667	4,667	1.8%

Medical Depot, Inc.	Medical Device Distributor	Series C Convertible Preferred Stock (740 shares)	-	1,333	5,408	2.1%

				6,000	10,075	3.9%

Meritas Schools Holdings, LLC	Education Services	Subordinated Debt (L+9%, 1% Floor, Due 1/23/2021)	3,000	2,985	3,000	1.2%

				2,985	3,000	1.2%

Naples Lumber & Supply Co (1)	Building Supplies	Subordinated Debt (7% cash, Due 6/30/15)	2,109	1,309	2,109	0.8%

Naples Lumber & Supply Co	Building Supplies	Common Stock Warrants (10% fully diluted)	-	-	700	0.3%

				1,309	2,809	1.1%

Nielsen & Bainbridge, LLC	Home Décor Manufacturer	Subordinated Debt (L+9.25%, 1% Floor, Due 8/15/21)	15,000	14,777	15,000	5.8%

				14,777	15,000	5.8%

Pickaway Plains Ambulance Services, Inc. (1) (2)	Medical Transportation Services	Senior Secured Term Debt (13% Cash, Due 12/31/15)	1,548	-	-	0.0%

Pickaway Plains Ambulance Services, Inc.	Medical Transportation Services	Common Stock Warrants (5% fully diluted)	-	-	-	0.0%

				-	-	0.0%

Precision Manufacturing, LLC (2)	Industrial Boiler Manufacturer	Subordinated Debt (14% PIK, Due 2/13/15)	219	200	128	0.0%

Precision Manufacturing, LLC (2)	Industrial Boiler Manufacturer	Subordinated Debt (14% Cash, Due 10/31/14)	300	300	192	0.1%

Precision Manufacturing, LLC (2)	Industrial Boiler Manufacturer	Subordinated Debt (6.5% Cash, 6.5% PIK, Due 2/10/17)	2,611	2,500	1,602	0.6%

Precision Manufacturing, LLC	Industrial Boiler Manufacturer	Membership Unit Warrants (6.65% fully diluted)	-	-	-	0.0%

				3,000	1,922	0.7%

Sequoia Healthcare Management, LLC	Healthcare Management	Senior Secured Debt (12% cash, 4% PIK, due 7/17/2019)	12,604	12,365	12,604	4.9%

				12,365	12,604	4.9%

Sierra Hamilton, LLC	Oil & Gas Engineering and Consulting Services	Senior Secured Debt (12.25% Cash, Due 12/15/18)	15,000	15,000	15,491	6.0%

				15,000	15,491	6.0%

Southern Pump & Tank Company, LLC (1)	Petroleum Equipment Supplier	Senior Secured Term Debt (13% Cash, 6% PIK, Due 1/15/15)	4,235	3,436	3,802	1.5%

Southern Pump & Tank Company, LLC	Petroleum Equipment Supplier	Common Stock Warrants (10% fully diluted)	-	-	-	0.0%

				3,436	3,802	1.5%

Stoddard Hill Media Holdings, LLC	IT Hosting Services	Class D Preferred Units (132,159 shares)	-	300	529	0.2%

				300	529	0.2%

Tenere, Inc.	Industrial Manufacturing	Senior Secured Term Debt (11% Cash, 2% PIK, Due 12/15/17)	3,487	3,487	3,487	1.4%

				3,487	3,487	1.4%

TGI Friday's, Inc.	Restaurant	Subordinated Debt (L+8.25%, 1% Floor, Due 7/15/21)	10,000	9,960	10,000	3.9%

				9,960	10,000	3.9%

U.S. Well Services, LLC	Oil & Gas Services	Senior Secured Debt (L+11.50%, 0.5% floor, Due 5/2/19)	4,883	4,781	4,883	1.9%

				4,781	4,883	1.9%

Velum Global Credit Management, LLC (8)	Financial Services	Senior Secured Debt (15% Cash, Due 12/31/15)	8,300	8,300	8,300	3.2%

				8,300	8,300	3.2%

Worklife America, Inc.	Professional Employer Organization	Common Unit Warrants (3.84% ownership)	-	-	2,964	1.1%

Worklife America, Inc.	Professional Employer Organization	Preferred Unit Warrants (3.84% ownership)	-	-	499	0.2%

				-	3,463	1.3%

Sub Total Non-control/Non-affiliated investments				$158,338	$181,245	70.4%

Affiliate investments - 71.6%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Senior Subordinated Debt (14% cash, due 8/14/2019)	$5,000	$5,000	$5,000	1.9%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Junior Subordinated Debt (12% cash, due 8/14/2019)	7,225	7,225	7,225	2.8%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock (11.54% Ownership)	-	2,104	2,314	0.9%

				14,329	14,539	5.6%

Chef'N Corporation	Culinary Products	Subordinated Debt (13%, 2% PIK at company's option, Due 5/16/18)	6,300	6,300	6,300	2.4%

Chef'N Corporation	Culinary Products	Series A Preferred Stock (1,000,000 shares)	-	1,000	5,206	2.0%

				7,300	11,506	4.4%

City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 9/28/16)	8,231	8,231	8,231	3.2%

City Gear, LLC (5)	Footwear Retail	Preferred Membership Units (9% cash dividend)	-	1,269	1,269	0.5%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (14.15% fully diluted)	-	-	6,213	2.4%

				9,500	15,713	6.1%

Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (14% Cash, 2% PIK, Due 3/22/18)	11,344	11,344	11,344	4.4%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (2,216,463 shares)	-	2,576	11,082	4.3%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock Warrant (403,257 shares)	-	-	2,016	0.8%

				13,920	24,442	9.5%

GA Communications, Inc. (5)	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8% PIK dividend)	-	2,145	2,510	1.0%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)	-	2	1,930	0.7%

				2,147	4,440	1.7%

Impresa Aerospace Holdings, LLC	Aerospace Parts Manufacturer	Class A Membership Units (1,006,621 units)	-	900	-	0.0%

Impresa Aerospace Holdings, LLC	Aerospace Parts Manufacturer	Class C Membership Units (362,416 units)	-	362	-	0.0%

Impresa Aerospace Holdings, LLC	Aerospace Parts Manufacturer	Class F Membership Units (604,504 units)	-	605	-	0.0%

				1,867	-	0.0%

J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13% Cash, Due 7/16/18)	5,182	5,182	5,182	2.0%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)	-	818	643	0.2%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (4,506 shares)	-	-	354	0.1%

				6,000	6,179	2.3%

LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)	-	1,500	2,959	1.1%

				1,500	2,959	1.1%

MJC Holdings, LLC	Specialty Clothing	Series A Preferred Units (2,000,000 units)	-	2,000	4,941	1.9%

				2,000	4,941	1.9%

MMI Holdings, LLC	Medical Device Distributor	Senior Secured Debt (12% Cash, Due 10/17/14)	2,600	2,600	2,600	1.0%

MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 8/15/15)	400	388	400	0.2%

MMI Holdings, LLC (5)	Medical Device Distributor	Preferred Units (1,000 units, 6% PIK dividend)	-	1,116	1,254	0.4%

MMI Holdings, LLC	Medical Device Distributor	Common Units (45 units)	-	-	152	0.1%

				4,104	4,406	1.7%

MTI Holdings, LLC	Retail Display & Security Services	Subordinated Debt (12% Cash, Due 11/1/18)	8,000	8,000	8,000	3.1%

MTI Holdings, LLC	Retail Display & Security Services	Capital Units (2,000,000 units)	-	2,000	4,392	1.7%

				10,000	12,392	4.8%

Source Capital ABUTEC, LLC	Environmental Services Products	Senior Secured Debt (12% Cash, 3% PIK, Due 12/28/17)	5,243	5,243	5,243	2.0%

Source Capital ABUTEC, LLC	Environmental Services Products	Preferred Membership Units (10.8% fully diluted)	-	1,240	181	0.1%

				6,483	5,424	2.1%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Subordinated Debt (13% Cash, Due 2/17/17)	2,500	2,500	2,500	1.0%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Common Stock Warrants (6.65% ownership)	-	-	512	0.2%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership)	-	750	727	0.3%

				3,250	3,739	1.5%

Source Capital SSCR, LLC	Personal Product Manufacturer	Senior Secured Term Debt (10% Cash, Due 6/12/17)	3,000	3,000	2,824	1.1%

Source Capital SSCR, LLC	Personal Product Manufacturer	Subordinated Debt (14% Cash, Due 9/15/17)	17,125	17,125	13,613	5.3%

Source Capital SSCR, LLC	Personal Product Manufacturer	Preferred Membership Units (15.8% ownership)	-	1,878	-	0.0%

Source Capital SSCR, LLC	Personal Product Manufacturer	Membership Unit Warrant (0.31% ownership)	-	10	-	0.0%

				22,013	16,437	6.4%

Source Recycling, LLC (2)	Metal Recycler	Subordinated Debt (13% Cash, Due 9/2/16)	5,000	5,000	4,150	1.6%

Source Recycling, LLC	Metal Recycler	Membership Units (68,656 units)	-	1,590	-	0.0%

Source Recycling, LLC	Metal Recycler	Membership Unit Warrants (1% fully diluted)	-	-	-	0.0%

				6,590	4,150	1.6%

Sparus Holdings, Inc. (1)	Energy Services	Senior Secured Debt (12% Cash, 2% PIK, Due 3/21/16)	12,078	12,078	11,715	4.5%

Sparus Holdings, Inc.	Energy Services	Series B Preferred Stock (5,703 shares)	-	1,173	-	0.0%

Sparus Holdings, Inc.	Energy Services	Common Stock Warrants (3,491 shares)	-	-	-	0.0%

				13,251	11,715	4.5%

STX Healthcare Management Services, Inc. (1)	Dental Practice Management	Subordinated Debt (14% Cash, Due 7/31/15)	7,425	7,425	7,425	2.9%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares)	-	1,200	710	0.3%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock Warrants (1,154,254 shares)	-	218	683	0.3%

				8,843	8,818	3.5%

TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 11/22/18)	12,273	12,273	12,273	4.8%

TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 2/1/19)	9,779	9,779	9,779	3.8%

TCE Holdings, Inc.	Oil & Gas Services	Class A Common Stock (3,600 shares)	-	3,600	3,600	1.4%

				25,652	25,652	10.0%

V12 Holdings, Inc. (1)	Data Processing & Digital Marketing	Bridge Note (0% Cash, Due 12/31/14)	663	361	663	0.2%

V12 Holdings, Inc. (1)	Data Processing & Digital Marketing	Tier 2 Note (0% Cash, Due 12/31/14)	81	44	81	0.0%

V12 Holdings, Inc. (1)	Data Processing & Digital Marketing	Senior Subordinated Note (0% Cash, Due 12/31/14)	3,563	2,369	3,563	1.4%

V12 Holdings, Inc. (1)	Data Processing & Digital Marketing	Tier 3 Note (0% Cash, Due 12/31/14)	299	207	299	0.1%

V12 Holdings, Inc. (1)	Data Processing & Digital Marketing	Jr. Subordinated Note (0% Cash, Due 12/31/14)	2,750	-	2,750	1.1%

V12 Holdings, Inc. (1)	Data Processing & Digital Marketing	Tier 4 Note (0% Cash, Due 12/31/14)	243	-	243	0.1%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-1 Preferred Stock (255,102 shares)	-	-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-3 Preferred Stock (88,194 shares)	-	-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-5 Preferred Stock (20,530 shares)	-	-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Common Stock Warrants (2,063,629 warrants)	-	-	-	0.0%

				2,981	7,599	2.9%

Sub Total Affiliate investments				$161,730	$185,051	71.6%

Control investments - 30.5%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Senior Secured Term Debt (12% Cash, 4% PIK, Due 5/24/18)	$10,715	$10,715	$10,715	4.2%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (1,125,000 shares)	-	1,125	1,366	0.5%

				11,840	12,081	4.7%

KBP Investments, LLC (5) (6)	QSR Franchisee	Class A Preferred Stock (8,270 shares, 10% Cash Dividend)	-	8,269	8,269	3.2%

KBP Investments, LLC	QSR Franchisee	Class A Common Stock (380,413 shares)	-	-	11,735	4.5%

				8,269	20,004	7.7%

Market E's, LLC (1)	Online Travel Sales & Marketing	Senior Secured Debt (10% Cash, Due 5/31/15)	1,033	965	1,000	0.4%

Market E's, LLC (1) (2)	Online Travel Sales & Marketing	Subordinated Debt (14% Cash, 3% PIK, Due 12/31/14)	2,897	2,833	750	0.3%

Market E's, LLC	Online Travel Sales & Marketing	Class A Preferred Stock (600 shares)	-	240	-	0.0%

Market E's, LLC	Online Travel Sales & Marketing	Class B Preferred Stock (2,411 shares)	-	965	-	0.0%

Market E's, LLC	Online Travel Sales & Marketing	Class A Common Stock (600 shares)	-	-	-	0.0%

				5,003	1,750	0.7%

Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/16/16)	1,862	1,862	1,862	0.7%

Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/16/16)	3,655	3,655	3,655	1.4%

Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)	-	1,629	1,906	0.7%

				7,146	7,423	2.8%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Senior Secured Term Debt (17% Cash, 3% PIK at Company's option, Due 2/1/16)	6,500	6,500	6,500	2.6%

Navis Holdings, Inc. (5)	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10% Cash Dividend)	-	1,000	1,000	0.3%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)	-	1	2,441	1.0%

				7,501	9,941	3.9%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/16)	4,997	4,997	4,997	1.9%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)	-	3,278	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)	-	2,365	2,300	0.9%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,107 shares)	-	33	-	0.0%

				10,673	7,297	2.8%

Print Direction, Inc.	Printing Services	Senior Secured Term Debt (15% Cash, Due 2/24/19)	14,000	14,000	14,000	5.4%

Print Direction, Inc.	Printing Services	Common Stock (19,363 shares)	-	2,990	6,066	2.4%

Print Direction, Inc.	Printing Services	Common Stock Warrants (3% fully diluted)	-	-	268	0.1%

				16,990	20,334	7.9%

Sub Total Control investments				$67,422	$78,830	30.5%

TOTAL INVESTMENTS - 172.5%				$387,490	$445,126	172.5%

(1) The maturity date of the original investment has been extended.

(2) Due to deterioration in credit quality, this investment is on non-accrual status.

(3) All debt investments are income producing. Equity and warrant investments are non-income producing, unless otherwise noted.

(4) Percentages are based on net assets of $258,116 as of September 30, 2014.

(5) The equity investment is income producing, based on rate disclosed.

(6) During the fourth quarter of 2013, the Company accepted a consent fee that waives its right to dividends through September 30, 2014.

(7) The equity investment has an exercisable put option.

(8) Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.

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

(2) Due to deterioration in credit quality, this investment is on non-accrual status.

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

Note 1. Organization

Capitala Finance Corp. (the “Company”, “we”, “us”, and “our”) is an externally managed non-diversified closed-end management investment company incorporated in Maryland that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and as such, are subject to reduced public company reporting requirements. We commenced operations on May 24, 2013 and completed our initial public offering (“IPO”) on September 30, 2013. The Company is managed by Capitala Investment Advisors, LLC (the “Investment Advisor”), an investment adviser that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and Capitala Advisors Corp. (the “Administrator”) provides the administrative services necessary for us to operate. In addition, for U.S. federal income tax purposes, the Company intends to elect to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our tax year ending August 31, 2014.

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became the Company’s wholly-owned subsidiaries. Fund II and Fund III retained their SBIC licenses and continue to hold their existing investments and continue to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. As of September 30, 2014, the Company had 12,974,420 shares of common stock outstanding.

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

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries as described in the Formation Transactions presented in Note 1. The transactions related to Fund II, Fund III, and the Florida Sidecar constitute an exchange of shares between entities under common control and will be accounted for in accordance with the Accounting Standards Codification (“ASC”), Topic 805, Business Combinations (“ASC 805”). As such, the results of the Company’s operations and cash flows for the three and nine months ended September 30, 2013 have been presented on a combined basis in order to provide comparative information with respect to prior periods. The Formation Transactions also included an asset acquisition of certain assets in Fund I and Fund III Parent. In accordance with ASC 805, the assets acquired were recorded at fair value at the date of acquisition, September 24, 2013.

The Company’s financial position as of September 30, 2014 is presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and the Florida Sidecar) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Warrants

Our Board will ascribe value to warrants based on valuation techniques that can include discounted cash flow analyses, option pricing models, comparable analyses and other techniques as deemed appropriate. Such warrants are included in Level 3 of the fair value hierarchy to the extent issued by non-public companies.

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

Dividend Income and Paid-in-kind Dividends: Dividend income is recognized on the date dividends are declared. Dividend income may be reversed in the event that a previously declared dividend is no longer expected to be paid by the portfolio company. The Company holds preferred equity investments in the portfolio that contain a payment-in-kind dividend (“PIK dividends”) provision. PIK dividends, which represent contractually deferred dividends added to the equity balance, are recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company will typically cease accrual of PIK dividends when the fair value of the equity investment is less than the cost basis of the investment or when it is otherwise determined by management that collection of PIK dividends are unlikely to be collected. If management determines that a decline in fair value is temporary in nature and the PIK dividends are more likely than not to be collected, management may elect to continue accruing PIK dividends.

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

Commitments and Contingencies

As of September 30, 2014 and December 31, 2013, the Company had $1.2 million and $0 of outstanding unfunded commitments, respectively. The Company’s unfunded commitments are all related to debt agreements with existing portfolio companies.

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management feels that the likelihood of such an event is remote.

In the ordinary course of business, the Company may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Company. As of September 30, 2014, resolution of any outstanding claims is not expected to materially affect the Company’s business, financial position, results of operation, or liquidity.

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

For income tax purposes, the Company has paid distributions on its common stock from ordinary income in the amount of $18.3 million during the tax year ended August 31, 2014. The tax character of the distributions is based on estimated taxable income for the tax year ended August 31, 2014. The tax character of the distributions based on actual taxable income for the tax year ended August 31, 2014 will be disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

 ASC Topic 740, Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of September 30, 2014 and December 31, 2013, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of September 30, 2014 and December 31, 2013. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three and nine month periods ended September 30, 2014 and September 30, 2013. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations.

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

Note 3. Recent Accounting Pronouncements

In June 2013, the FASB issued ASU No. 2013-08, “Financial Services – Investment Companies (Topic 946), Amendments to the Scope, Measurement, and Disclosure Requirements.” The amendments in this accounting standards update affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP, and clarify the characteristics of an investment company, provide comprehensive guidance for assessing whether an entity is an investment company, require that an investment company measure non-controlling ownership interests in other investment companies at fair value rather than using the equity method of accounting, and require additional disclosures. This standard is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. The Company has adopted this standard and the required disclosures are presented in the consolidated financial statements.

Note 4. Investments

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through our subsidiaries that are licensed by the SBA under the SBIC Act, we offer customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. We invest primarily in traditional mezzanine, senior subordinated and unitranche debt, as well as senior and second-lien loans and, to a lesser extent, equity securities issued by smaller and lower middle-market companies. As of September 30, 2014, our portfolio consisted of investments in 50 portfolio companies with a fair value of approximately $445.1 million.

During the three months ended September 30, 2014, the Company made approximately $86.7 million of investments in new or existing portfolio companies and had approximately $44.7 million in exits and repayments resulting in net investments of approximately $42.0 million for the period. During the three months ended September 30, 2013, the Company made approximately $34.2 million of investments in new or existing portfolio companies and had approximately $23.1 million in exits and repayments resulting in net investments of approximately $11.1 million for the period.

During the nine months ended September 30, 2014, the Company made approximately $150.3 million of investments in new or existing portfolio companies and had approximately $64.8 million in exits and repayments resulting in net investments of approximately $85.5 million for the period. During the nine months ended September 30, 2013, the Company made approximately $75.8 million of investments in new or existing portfolio companies and had approximately $50.2 million in exits and repayments resulting in net investments of approximately $25.6 million for the period.

During the three and nine month periods ended September 30, 2014, all new investments were made to portfolio companies in which the Company was not previously contractually obligated to provide financial support. In addition to investing directly in portfolio companies, the Company may assist portfolio companies in securing financing from other sources by introducing portfolio companies to sponsors or by leading a syndicate of investors to provide the portfolio companies with financing. During the nine month period ended September 30, 2014, the Company did not lead any syndicates. During the three months ended September 30, 2014 the Company did not assist any portfolio companies in obtaining indirect financing. During the nine month period ended September 30, 2014, the Company helped Print Direction, Inc. obtain a $3.5 million senior revolving credit facility.

The composition of our investments as of September 30, 2014, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$134,258	34.6%	$136,171	30.6%
Subordinated Debt	187,842	48.5	186,483	41.9
Equity and Warrants	65,390	16.9	122,472	27.5
Total	$387,490	100.0%	$445,126	100.0%

The composition of our investments as of December 31, 2013, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$103,457	34.3%	$102,071	28.0%
Subordinated Debt	136,638	45.4	133,710	36.7
Equity and Warrants	61,204	20.3	128,938	35.3
Total	$301,299	100.0%	$364,719	100.0%

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

The following table presents fair value measurements of investments, by major class, as of September 30, 2014 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Debt	$—	$—	$136,171	$136,171
Subordinated Debt	—	—	186,483	186,483
Equity and Warrants	—	—	122,472	122,472
Total	$—	$—	$445,126	$445,126

The following table presents fair value measurements of investments, by major class, as of December 31, 2013 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Debt	$—	$—	$102,071	$102,071
Subordinated Debt	—	—	133,710	133,710
Equity and Warrants	—	—	128,938	128,938
Total	$—	$—	$364,719	$364,719

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2014 (dollars in thousands):

	Senior Secured Debt	Subordinated Debt	Equity and Warrants	Total
Balance as of January 1, 2014	$102,071	$133,710	$128,938	$364,719
Change in classification due to restructure	(7,073)	7,073	—	—
Repayments	(36,300)	(23,683)	(4,850)	(64,833)
Purchases	76,345	69,069	4,890	150,304
Payment in-kind interest and dividends, net of payments received	809	792	460	2,061
Accretion of original issue discount	25	7	—	32
Realized gain/(loss) from investments	—	(5,059)	3,686	(1,373)
Increase/(decrease) in net unrealized appreciation	294	4,574	(10,652)	(5,784)
Balance as of September 30, 2014	$136,171	$186,483	$122,472	$445,126

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2013 (dollars in thousands):

	Senior Secured Debt	Subordinated Debt	Equity and Warrants	Total
Balance as of January 1, 2013	$73,638	$101,659	$108,634	$283,931
Change in classification due to restructure	6,735	(6,735)	—	—
Repayments	(22,958)	(20,004)	(7,247)	(50,209)
Purchases	24,775	44,459	6,583	75,817
Purchase related to asset acquisition	5,601	2,353	3,842	11,796
Payment in-kind interest and dividends, net of payments received	362	568	—	930
Accretion of original issue discount	4	31	—	35
Realized gain/(loss) from investments	—	(2,597)	4,832	2,235
Increase in net unrealized appreciation	75	3,899	2,468	6,442
Balance as of September 30, 2013	$88,232	$123,633	$119,112	$330,977

The net change in unrealized appreciation on investments held as of September 30, 2014 was a decrease of $7.4 million and is included in net unrealized depreciation on investments in the consolidated statements of operations for the nine months ended September 30, 2014. The net change in unrealized appreciation on investments held as of September 30, 2013 was $4.2 million and is included in net unrealized appreciation on investments in the consolidated statements of operations for the nine months ended September 30, 2014.

 The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of September 30, 2014 were as follows (dollars in thousands, except EBITDA amounts):

	Fair Value	Valuation Approach	Level 3 Input	Range of Inputs	Weighted Average

Subordinated debt and second lien notes	$169,053	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	8.8% - 20.0% 1.4x – 9.9x $2.3 million-$200.0 million	13.1% 4.4x $41.3 million

Subordinated debt and second lien notes	$17,430	Enterprise Value Waterfall and Asset (1)	Adjusted EBITDA Multiple Adjusted EBITDA	5.0x – 5.0x $0.7 million - $2.8 million	5.4x $2.3 million

Senior debt and first lien notes	$136,171	Income and Asset (1)	Required Rate of Return Leverage Ratio Adjusted EBITDA	10.0% - 18.0% 1.0x – 9.9x $0.6 million- $44.4 million	14.3% 4.3x $10.2 million

Equity shares and warrants	$122,472	Enterprise Value Waterfall	Adjusted EBITDA Multiple Adjusted EBITDA	4.5x – 11.0x $1.6 million -$205.9 million	7.3x $25.2 million

(1)	$14.4 million in subordinated notes and $9.3 million senior notes were valued using the asset approach.

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

Note 5. Agreements

On September 24, 2013, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Advisor, which was approved by the Board of Directors of the Company on June 10, 2013. The initial term of the Investment Advisory Agreement is two years, with automatic, one-year renewals at the end of each year subject to certain approvals by our Board of Directors. The Investment Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Subject to the overall supervision of our Board of Directors, the Investment Advisor manages our day-to-day operations, and provides investment advisory and management services to us. Under the terms of our Investment Advisory Agreement, the Investment Advisor:

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

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Investment Advisor and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from the Company, for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Investment Advisor’s services under the Investment Advisory Agreement or otherwise as Investment Advisor for the Company.

Pursuant to the Investment Advisory Agreement, we have agreed to pay the Investment Advisor a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% of our gross assets, which is our total assets as reflected on our Consolidated Statements of Assets and Liabilities and includes any borrowings for investment purposes. Although we do not anticipate making significant investments in derivative financial instruments, the fair value of any such investments, which will not necessarily equal their notional value, will be included in our calculation of gross assets. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee was initially calculated based on the value of our gross assets at the end of the first calendar quarter subsequent to our IPO, and thereafter based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the first twelve months following our IPO, the Investment Advisor waived the portion of the base management fee payable on cash and cash equivalents held at the Company level, excluding cash and cash equivalents held by the Legacy Funds that were acquired by the Company in connection with the Formation Transactions.

Prior to the Formation Transactions, the management fee charged by each Legacy Fund for each fiscal quarter was the lesser of (a) an amount equal to an annual rate of .625% of the sum of (i) the Legacy Funds’ regulatory capital and (ii) the amount of an assumed two tiers of outstanding leverage based on such regulatory capital, or (b) an amount negotiated between the general partner and the management company. The management fee was reduced by certain fees ultimately received by the investment adviser to the Legacy Funds from the portfolio companies. Payments of the management fee were made quarterly in advance. Certain direct expenses such as legal, audit, tax, and limited partner expense were the responsibility of the Legacy Funds.

The incentive fee consists of the following two parts:

The first part of the incentive fee is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to our Administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 2.0% per quarter (8.0% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee. We pay the Investment Advisor an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle of 2.0%;

•	100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle but is less than 2.5% in any calendar quarter (10.0% annualized). We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle but is less than 2.5%) as the “catch-up.” The “catchup” is meant to provide our Investment Advisor with 20% of our pre-incentive fee net investment income as if a hurdle did not apply if this net investment income exceeds 2.5% in any calendar quarter; and

•	20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to our Investment Advisor (once the hurdle is reached and the catch-up is achieved, 20% of all pre-incentive fee investment income thereafter is allocated to the Investment Advisor).

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

For the three months ended September 30, 2014 and 2013, we incurred $2.5 million and $1.0 million in base management fees, respectively. For the three months ended September 30, 2014 and 2013, our Investment Advisor waived $38 thousand and $0, respectively. For the three months ended September 30, 2014 and 2013, we incurred $0 million and $0, respectively, in incentive fees related to pre-incentive fee net investment income.

For the nine months ended September 30, 2014 and 2013, we incurred $6.8 million and $3.0 million in base management fees, respectively. For the nine months ended September 30, 2014 and 2013, our Investment Advisor waived $238 thousand and $0, respectively. For the nine months ended September 30, 2014 and 2013, we incurred $2.8 million and $0, respectively, in incentive fees related to pre-incentive fee net investment income.

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

Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our chief financial officer, chief compliance officer and our allocable portion of the compensation of any administrative support staff. Under the Administration Agreement, our Administrator will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The Administration Agreement has an initial term of two years and may be renewed annually with the approval of our Board of Directors. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to our Administrator. Stockholder approval is not required to amend the Administration Agreement.

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

Note 6. Related Party Transactions

At September 30, 2014 and December 31, 2013, the Company had the following receivables from (payables to) related parties relating to management fees, incentive fees, and reimbursable expenses (dollars in thousands):

	September 30, 2014	December 31, 2013
CapitalSouth Corporation	$252	$252
Shareholders/Limited Partners	270	267
CapitalSouth Fund III, L.P.	—	1,118
Capitala Investment Advisors, LLC	(450)	(2,670)
Total	$72	$(1,033)

These amounts are reflected in the accompanying statements of financial position under the captions, “Due from related parties”, “Incentive fee payable” and “Due to related parties.”

At times, the Company maintains deposit accounts and certificates of deposit with financial institutions that are shareholders of the Company. Total deposits with these financial institutions were approximately $34 thousand and $2.8 million at September 30, 2014 and December 31, 2013, respectively.

Note 7. Borrowings

SBA Debentures

The Company, through its two wholly-owned subsidiaries, uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of September 30, 2014, the Company has issued $192.2 million of SBA-guaranteed debentures. The Company has issued all SBA-guaranteed debentures that were permitted under each of the Legacy Funds’ respective SBIC licenses (as applicable), and there are no unused SBA debenture commitments remaining. SBA-guaranteed debentures are secured by a lien on all assets of Fund II and Fund III. As of September 30, 2014, Fund II and Fund III had total assets of approximately $374.3 million. On June 10, 2014, the Company received an exemptive order from the SEC exempting the Company, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. The Company intends to comply with the conditions of the order.

For the three months ended September 30, 2014 and September 30, 2013, we recorded $2.1 million and $2.2 million, respectively, of interest, annual charges, and financing expenses related to the SBA guaranteed debentures, of which $1.9 million and $2.0 million, respectively, was attributable to interest expense and annual charges, and $0.2 million and $0.2 million, respectively, was attributable to amortization of commitment and upfront fees. For the nine months ended September 30, 2014 and September 30, 2013, we recorded $6.4 million and $6.5 million, respectively, of interest, annual charges, and financing expenses related to the SBA guaranteed debentures, of which $5.9 million and $6.0 million, respectively, was attributable to interest expense and annual charges, and $0.5 million and $0.5 million, respectively, was attributable to amortization of commitment and upfront fees. The weighted average interest rate for all SBA-guaranteed debentures as of September 30, 2014 and December 31, 2013 was 3.51% and 3.57%, respectively. In addition to the stated interest rate, the SBA also charges an annual fee on all SBA-guaranteed debentures issued, which is included in the Company’s interest expense. The weighted average annual fee for all SBA-guaranteed debentures as of September 30, 2014 and December 31, 2013 was 0.48% and 0.50%, respectively.

As of September 30, 2014 and December 31, 2013, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):

Date of Pooling	Fixed Maturity Date	Interest Rate	SBA Annual Charge	September 30, 2014	December 31, 2013
March 1, 2004	March 1, 2014	4.120%	0.855%	$—	$2,000
September 1, 2004	September 1, 2014	4.684%	0.855%	—	8,000
September 1, 2005	September 1, 2015	4.941%	0.871%	8,000	8,000
March 1, 2006	March 1, 2016	5.524%	0.871%	2,000	2,000
September 1, 2006	September 1, 2016	5.535%	0.941%	11,500	11,500
March 1, 2009	March 1, 2019	4.620%	0.941%	5,000	5,000
September 1, 2010	September 1, 2020	3.215%	0.285%	19,000	19,000
March 1, 2011	March 1, 2021	4.084%	0.515%	15,700	15,700
March 1, 2011	March 1, 2021	4.084%	0.285%	46,000	46,000
March 1, 2012	March 1, 2022	2.766%	0.285%	10,000	10,000
March 1, 2012	March 1, 2022	2.766%	0.515%	50,000	50,000
March 1, 2013	March 1, 2023	2.351%	0.515%	25,000	25,000
				$192,200	$202,200

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company estimates that the fair value of its SBA-guaranteed debentures is approximately $192.0 million and $200.7 million as of September 30, 2014 and December 31, 2013, respectively. The fair value estimate was based on future contractual cash payments discounted at market interest rates to borrow from the SBA as of the measurement date. Because the market interest rate is considered an unobservable input, SBA-guaranteed debentures are considered a level 3 financial instrument in the fair value hierarchy.

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

As of September 30, 2014, the carrying amount and fair value of the Notes was $113.4 million and $115.0 million, respectively. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. Because the fair value is determined by quoted prices for the Notes, the Notes are considered a level 1 financial instrument in the fair value hierarchy. As of September 30, 2014, $4.4 million of financing costs related to the Notes have been capitalized and are being amortized over the term of the Notes. For the three months ended September 30, 2014, the Company has recorded $2.0 million of interest expense and $0.1 million of amortization of deferred financing costs related to the Notes. For the nine months ended September 30, 2014, the Company has recorded $2.4 million of interest expense and $0.1 million of amortization of deferred financing costs related to the Notes.

Note 8. Directors Fees

Our independent directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting, and also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three and nine months ended September 30, 2014, the Company recognized director fee expense of $90,000 and $278,250, respectively. For the three and nine months ended September 30, 2013, the Company recognized director fee expense of $0 and $0, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

Note 9. Stockholders’ Equity

On September 24, 2013, we issued 8,974,420 shares of common stock to the limited partners of the Legacy Funds, in exchange for 100% of their membership interests or certain investment assets of such Legacy Fund, as the case may be. On September 30, 2013, we issued 4,000,000 shares of common stock in connection with the closing of our IPO. The shares issued in the IPO were priced at $20.00 per share. We received proceeds of $74.25 million in the IPO, net of underwriters’ discounts and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The Legacy Funds bore the other expenses associated with the offering. As of September 30, 2014, the Company had 12,974,420 shares of common stock outstanding.

Note 10. Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in four majority owned portfolio companies that are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each portfolio company, along with summarized financial information as of September 30, 2014 and December 31, 2013, and for the nine month period ended September 30, 2014 and September 30, 2013.

Print Direction, Inc.

Print Direction, Inc., incorporated in Georgia on May 11, 2006, is a professional printing services firm serving customers, particular fast food, retail, and other similar chains, throughout the United States. Print Direction, Inc. also provides warehousing and distribution services for these customers. The income the Company generated from Print Direction, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation/depreciation, was $3.9 million and $3.2 million for the nine months ended September 30, 2014 and September 30, 2013, respectively.

Navis Holdings, Inc.

Navis Holdings, Inc., incorporated in Delaware on December 21, 2010, designs and manufactures leading machinery for the global knit and woven finishing textile industries. The income the Company generated from Navis Holdings, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation, was $3.3 million and $1.6 million for the nine months ended September 30, 2014 and September 30, 2013, respectively.

On-Site Fuel Service, Inc.

On-Site Fuel Service, Inc. is a 100% owned subsidiary of On-Site Fuel Holdings, Inc., which was incorporated in Delaware on December 19, 2011. On-Site Fuel Service, Inc. provides fueling services for commercial and government vehicle fleets throughout the southeast United States. The loss the Company generated from On-Site Fuel Service, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized depreciation, was $2.5 million for the nine months ended September 30, 2014. The income the Company generated from On-Site Fuel Service, Inc. which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation was $1.8 million for the nine months ended September 30, 2013.

CableOrganizer Holdings, LLC

CableOrganizer Holdings, LLC, a Delaware limited liability company that began operations on April 23, 2013, is a leading online provider of cable and wire management products. The income the Company generated from CableOrganizer Holdings, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation, was $2.4 million and $0.3 million for the nine months ended September 30, 2014 and September 30, 2013, respectively.

The summarized financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):

	As of
Balance Sheet - Print Direction, Inc.	September 30, 2014	December 31, 2013
Current assets	$4,889	$5,738
Noncurrent assets	5,481	5,955
Total assets	$10,370	$11,693

Current liabilities	$3,146	$3,828
Noncurrent liabilities	14,510	10,496
Total liabilities	$17,656	$14,324

Total equity	$(7,286)	$(2,631)

	Nine Months Ended
Statements of Operations - Print Direction, Inc.	September 30, 2014	September 30, 2013
Net sales	$16,763	$18,919
Cost of goods sold	6,629	8,174
Gross profit	$10,134	$10,745

Other expenses	$9,997	$9,493
Income before income taxes	137	1,252
Income tax provision	58	551
Net income	$79	$701

	As of
Balance Sheet - Navis Holdings, Inc.	September 30, 2014	December 31, 2013
Current assets	$4,574	$5,216
Noncurrent assets	5,399	5,333
Total assets	$9,973	$10,549

Current liabilities	$3,441	$1,761
Noncurrent liabilities	6,897	7,053
Total liabilities	$10,338	$8,814

Total equity	$(365)	$1,735

	Nine Months Ended
Statements of Operations - Navis Holdings, Inc.	September 30, 2014	September 30, 2013
Net sales	$10,642	$10,895
Cost of goods sold	6,630	7,442
Gross profit	$4,012	$3,453

Other expenses	$3,713	$3,469
Income (loss) before income taxes	299	(16)
Income tax provision (benefit)	124	(4)
Net income	$175	$(12)

	As of
Balance Sheet – On-Site Fuel Service, Inc.	September 30, 2014	December 31, 2013
Current assets	$16,695	$15,578
Noncurrent assets	17,375	18,124
Total assets	$34,070	$33,702

Current liabilities	$14,572	$12,666
Noncurrent liabilities	11,284	11,442
Total liabilities	$25,856	$24,108

Total equity	$8,214	$9,594

	Nine Months Ended
Statements of Operations - On-Site Fuel Service, Inc.	September 30, 2014	September 30, 2013
Net sales	$158,709	$179,465
Cost of goods sold	150,540	170,904
Gross profit	$8,169	$8,561

Other expenses	$9,548	$8,818
Loss before income taxes	(1,379)	(257)
Income tax provision	—	—
Net loss	$(1,379)	$(257)

	As of
Balance Sheet – CableOrganizer Holdings, LLC	September 30, 2014	December 31, 2013
Current assets	$3,641	$2,441
Noncurrent assets	12,659	8,469
Total assets	$16,300	$10,910

Current liabilities	$1,804	$1,299
Noncurrent liabilities	10,925	6,585
Total liabilities	$12,729	$7,884

Total equity	$3,571	$3,026

	Nine Months Ended
Statements of Operations - CableOrganizer Holdings, LLC	September 30, 2014	September 30, 2013
Net sales	$18,191	$12,178
Cost of goods sold	11,585	7,295
Gross profit	$6,606	$4,883

Other expenses	$5,893	$3,863
Income before income taxes	713	1,020
Income tax provision	—	—
Net loss	$713	$1,020

Note 11. Earnings Per Share

In accordance with the provisions of ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2014, there were no dilutive shares.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended September 30, 2014 and September 30, 2013 (dollars in thousands except share and per share data):

	For the three months ended		For the nine months ended
Basic and diluted	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net increase in net assets from operations	$311	$7,909	$7,740	$22,062
Weighted average common shares outstanding	12,974,420	12,974,420	12,974,420	12,974,420
Net increase in net assets per share from operations-basic and diluted	$0.02	$0.61	$0.60	$1.70

Note 12. Dividend

The Company’s dividends and distributions are recorded on the record date. Shareholders have the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and common stock.

The following table summarizes the Company’s dividend declarations and distributions for the nine months ended September 30, 2014:

Date Declared	Record Date	Payment Date	Amount Per Share
February 27, 2014	March 14, 2014	March 26, 2014	$0.47
May 8, 2014	June 9, 2014	June 26, 2014	0.47
August 7, 2014	September 12, 2014	September 26, 2014	0.47
		Total Dividends Declared	$1.41

Note 13. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2014 and 2013 (dollars in thousands, except share and per share data):

	September 30, 2014	September 30, 2013
Per share data:
Net asset value at beginning of period(1)	$20.71	$17.74

Net investment income(2)	1.15	1.03
Net realized gain (loss) on investments	(0.10)	0.17
Net increase (decrease) in unrealized appreciation on investments	(0.45)	0.50

Net increase in stockholders’ equity	0.60	1.70

Capital contributions from partners	—	1.92
Dividends declared and paid from accumulated net investment income	(1.41)	—
Capital distributions to partners	—	(0.57)

Net asset value at end of period	$19.89	$20.79
Net assets at end of period	$258,116	$269,722
Shares outstanding at end of period	12,974,420	12,974,420
Per share market value at end of period	$17.72	$19.20
Total return based on market value(3)	(4.12)%	(4.00)%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(1)(5)	7.55%	7.14%
Ratio of incentive fee to average net assets(1)(5)	1.44%	—%
Ratio of debt related expenses to average net assets(1)(5)	4.50%	3.48%
Ratio of other operating expenses, net of management fee waiver to average net assets(1)(5)(8)	4.80%	1.80%
Ratio of total expenses to average net assets(1)(5)	10.74%	5.29%
Portfolio turnover rate(4)	16.14%	2.27%
Average Debt Outstanding(6)	$238,293	$186,797
Average Debt Outstanding per common share	$18.37	$14.40
Asset Coverage ratio per unit(7)	$1,845	$2,268

(1)	Net asset value as of January 1, 2013 and average net assets for the nine months ended September 30, 2013 are presented as if the IPO and Formation Transactions had occurred on January 1, 2013. See Note 2 for a further description of the basis of presentation of the Company’s financial statements.
(2)	Net investment income per share is calculated using the weighted average shares outstanding during the period.
(3)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized. Portfolio turnover rates that cover less than a full period are not annualized.
(4)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.
(5)	Ratios are annualized.
(6)	Based on daily weighted average balance of debt outstanding during the period.
(7)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtness not represented by senior securities, to the aggregate amount of senior securities representing indebtness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtness.
(8)	The ratio of waived management fees to average net assets was .09% for the nine months ended September 30, 2014. For the period ended September 30, 2013, there was no management fee waiver.

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of and for the nine month period ended September 30, 2014.

Distributions

On October 3, 2014, the Company announced that it has declared distributions for the months of October, November, and December of 2014. The Company converted to monthly distributions, effective October 2014. Accordingly, on October 2, 2014, the Company’s Board of Directors declared the following distributions:

Record Date	Payment Date	Amount Per Share
10/22/14	10/30/14	$0.1567
11/21/14	11/28/14	$0.1567
12/19/14	12/30/14	$0.1567

Credit Facility

On October 17, 2014, the Company entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. The Credit Facility initially provides for borrowings up to $50,000,000 and may be increased up to $150,000,000 pursuant to its “accordion” feature. The Credit Facility matures on October 17, 2018.

Borrowings under the Credit Facility bear interest, at the Company’s election, at a rate per annum equal to (i) the one, two, three or six month LIBOR as applicable, plus 3.00% or (ii) 2.00% plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5% and (C) three month LIBOR plus 1.0%. The Company’s ability to elect LIBOR indices with various tenors (e.g., one, two, three or six month LIBOR) on which the interest rates for borrowings under the Credit Facility are based provides the company with increased flexibility to manage interest rate risks as compared to a borrowing arrangement that does not provide for such optionality. Once a particular LIBOR rate has been selected, the interest rate on the applicable amount borrowed will reset after the applicable tenor period and be based on the then applicable selected LIBOR rate (e.g., borrowings for which the Company has elected the one month LIBOR rate will reset on the one month anniversary of the period based on the then selected LIBOR rate). For any given borrowing under the Credit Facility, the Company intends to elect what it believes to be an appropriate LIBOR rate taking into account the Company’s needs at the time as well as the Company’s view of future interest rate movements. The Company will also pay an unused commitment fee at a rate of 2.50% per annum on the amount (if positive) by which 40% of the aggregate commitments under the Credit Facility exceeds the outstanding amount of loans under the Credit Facility and 0.50% per annum on any remaining unused portion of the Credit Facility.

Portfolio Activity

On October 23, 2014, the Company invested $5.0 million in the first lien senior debt (LIBOR plus 5.75%, 1.00% floor) of Flavors Holdings, Inc. On November 4, 2014, the Company invested an additional $3.0 million in the first lien senior debt (LIBOR plus 5.75%, 1.00% floor) of Flavors Holdings, Inc. On October 27, 2014, the Company invested $12.0 million in the subordinated debt (LIBOR plus 10.00%/1.00% floor) of Flavors Holdings, Inc.

On October 30, 2014, Boot Barn Inc. completed an initial public offering (“IPO”) and began trading on the NYSE under the ticker symbol BOOT. Based on a 25:1 stock conversion at IPO, the Company now owns 600,000 shares of common stock in Boot Barn, which priced at $16 per share in an all primary offering.

On October 31, 2014, the Company received $2.8 million from Naples Lumber & Supply Co., representing full repayment of the investment, generating a gain of $1.4 million.

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became the Fund’s wholly-owned subsidiaries. Fund II and Fund III retained their SBIC licenses and continue to hold their existing investments and continue to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. As of September 30, 2014, the Company had 12,974,420 shares of common stock outstanding.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries as described in the Formation Transactions presented in Note 1 to our Consolidated Financial Statements. The transactions related to Fund II, Fund III, and the Florida Sidecar constitute an exchange of shares between entities under common control and will be accounted for in accordance with the Accounting Standards Codification (“ASC”), Topic 805, Business Combinations (“ASC 805”). As such, the results of the Company’s operations and cash flows for the three and nine months ended September 30, 2013 have been presented on a combined basis in order to provide comparative information with respect to prior periods. The Formation Transactions also included an asset acquisition of certain assets in Fund I and Fund III Parent. In accordance with ASC 805, the assets acquired were recorded at fair value at the date of acquisition, September 24, 2013.

The Company’s financial position as of September 30, 2014 is presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and the Florida Sidecar) have been eliminated in consolidation. All financial data and information included in these financial statements have been presented on the basis described above. In the opinion of management, the financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Expenses

Our primary operating expenses include the payment of investment advisory fees to our Investment Advisor, our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement and other operating expenses as detailed below. Our investment advisory fee will compensate our Investment Advisor for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. We will bear all other expenses of our operations and transactions, including (without limitation):

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

Warrants

Our Board will ascribe value to warrants based on valuation techniques that can include discounted cash flow analyses, option pricing models, comparable analyses and other techniques as deemed appropriate. Such warrants are included in Level 3 of the fair value hierarchy to the extent issued by non-public companies.

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

Dividend Income and Paid-in-kind Dividends: Dividend income is recognized on the date dividends are declared. Dividend income may be reversed in the event that a previously declared dividend is no longer expected to be paid by the portfolio company. The Company holds preferred equity investments in the portfolio that contain a payment-in-kind dividend (“PIK dividends”) provision. PIK dividends, which represent contractually deferred dividends added to the equity balance, are recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company will typically cease accrual of PIK dividends when the fair value of the equity investment is less than the cost basis of the investment or when it is otherwise determined by management that collection of PIK dividends are unlikely to be collected. If management determines that a decline in fair value is temporary in nature and the PIK dividends are more likely than not to be collected, management may elect to continue accruing PIK dividends.

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

For income tax purposes, we have paid distributions on our common stock from ordinary income in the amount of $18.3 million during the tax year ended August 31, 2014. The tax character of the distributions is based on estimated taxable income for the tax year ended August 31, 2014. The tax character of the distributions based on actual taxable income for the tax year ended August 31, 2014 will be disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ASC Topic 740, Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of September 30, 2014 and December 31, 2013, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of September 30, 2014 and December 31, 2013. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three and nine month periods ended September 30, 2014 and September 30, 2013. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations.

Portfolio and Investment Activity

As of September 30, 2014, our portfolio consisted of investments in 50 portfolio companies with a fair value of approximately $445.1 million.

During the three months ended September 30, 2014, we made approximately $86.7 million of investments in new or existing portfolio companies and had approximately $44.7 million in exits and repayments resulting in net investments of approximately $42.0 million for the period. During the three months ended September 30, 2013, we made approximately $34.2 million of investments in new or existing portfolio companies and had approximately $23.1 million in exits and repayments resulting in net investments of approximately $11.1 million for the period.

During the nine months ended September 30, 2014, we made approximately $150.3 million of investments in new or existing portfolio companies and had approximately $64.8 million in exits and repayments resulting in net investments of approximately $85.5 million for the period. During the nine months ended September 30, 2013, we made approximately $75.8 million of investments in new or existing portfolio companies and had approximately $50.2 million in exits and repayments resulting in net investments of approximately $25.6 million for the period.

  As of September 30, 2014, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $7.7 million and $8.9 million, and $25.7 million and $25.7 million, respectively. As of September 30, 2014, the Company had approximately $107.6 million of cash and cash equivalents. As of December 31, 2013, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $7.3 million and $8.9 million, and $25.3 million and $25.3 million, respectively. As of December 31, 2013, the Company had $101.6 million of cash and cash equivalents.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of September 30, 2014 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$134,258	27.1%	$136,171	24.6%
Subordinated Debt	187,842	38.0	186,483	33.7
Equity and Warrants	65,390	13.2	122,472	22.2
Cash and Cash Equivalents	107,576	21.7	107,576	19.5
Total	$495,066	100.0%	$552,702	100.0%

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

As of September 30, 2014, our income-bearing investment portfolio, which represented nearly 73% of our total portfolio, had a weighted average yield of approximately 12.8%. As of September 30, 2014, 85% of our income-bearing investment portfolio was bearing a fixed rate of interest. As of December 31, 2013, our income-bearing investment portfolio, which represented nearly 65% of our total portfolio, had a weighted average yield of approximately 13.7% all bearing a fixed rate of interest.

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	September 30, 2014		December 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Oil & Gas Services	$30,535	6.8%	$25,321	7.0%
Transportation	26,938	6.1	6,000	1.6
Sales & Marketing Services	24,442	5.5	22,753	6.3
Printing Services	20,334	4.6	16,448	4.5
QSR Franchisee	20,004	4.5	24,787	6.8
Bakery Supplies Distributor	17,000	3.8	—	—
Personal Product Manufacturer	16,437	3.7	14,073	3.9
Footwear Retail	15,713	3.5	14,807	4.1
Oil & Gas Engineering and Consulting Services	15,491	3.5	15,000	4.1
Home Décor Manufacturer	15,000	3.4	—	—
Automobile Part Manufacturer	14,539	3.3	—	—
Medical Device Distributor	14,481	3.3	11,121	3.0
Industrial Equipment Rental	13,212	3.0	22,500	6.2
Healthcare Management	12,604	2.8	—	—
Retail Display & Security Services	12,392	2.8	10,823	3.0
Computer Supply Retail	12,081	2.7	6,673	1.8
Wireless Communication Retailer	12,000	2.7	—	—
Energy Services	11,715	2.6	8,783	2.4
Culinary Products	11,506	2.6	10,302	2.8
Restaurant	10,000	2.2	—	—
Textile Equipment Manufacturer	9,941	2.2	9,031	2.5
Western Wear Retail	9,202	2.1	4,774	1.3
Dental Practice Management	8,818	2.0	9,273	2.6
Financial Services	8,300	1.9	—	—
Data Processing & Digital Marketing	7,599	1.7	5,061	1.4
Conglomerate	7,423	1.7	7,630	2.1
Fuel Transportation Services	7,297	1.6	10,274	2.8
Produce Distribution	6,179	1.4	6,631	1.8
Environmental Services Products	5,424	1.2	5,185	1.4
Specialty Clothing	4,941	1.1	12,724	3.5
Replacement Window Manufacturer	4,904	1.1	6,284	1.7
Advertising & Marketing Services	4,440	1.0	4,911	1.3
Metal Recycler	4,150	0.9	3,950	1.1
Petroleum Equipment Supplier	3,802	0.9	3,624	1.0
Automotive Chemicals & Lubricants	3,739	0.8	3,886	1.1
Industrial Manufacturing	3,487	0.8	3,440	0.9
Professional Employer Organization	3,463	0.8	22,677	6.2
Education Services	3,000	0.7	—	—
QSR Franchisor	2,959	0.7	14,622	4.0
Building Supplies	2,809	0.6	2,509	0.7
Specialty Defense Contractor	2,000	0.4	2,799	0.8
Industrial Boiler Manufacturer	1,922	0.4	1,536	0.4
Online Travel Sales & Marketing	1,750	0.4	1,638	0.4
In-Home Healthcare Services	624	0.1	748	0.2
IT Hosting Services	529	0.1	453	0.1
Aerospace Parts Manufacturer	—	—	10,064	2.8
Quick Lube Services	—	—	1,604	0.4
Medical Transportation Services	—	—	—	—
Total	$445,126	100.0%	$364,719	100.0%

With the exception of an $8.3 million investment in an internationally headquartered company, all investments made by the Company as of September 30, 2014 and December 31, 2013 were made in portfolio companies located in the United States. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014		December 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$279,720	62.8%	$254,143	69.7%
West	85,020	19.1	66,637	18.3
Northeast	41,851	9.4	23,436	6.4
Midwest	30,235	6.8	20,503	5.6
International	8,300	1.9	—	—
Total	$445,126	100.0%	$364,719	100.0%

In addition to various risk management tools, our investment adviser also uses an investment rating system to characterize and monitor our expected level of return on each investment in our portfolio.

As part of our valuation procedures, we risk rate all of our investments. In general, our investment rating system uses a scale of 1 to 5, with 1 being the lowest probability of default and principal loss. Our internal rating is not an exact system, but it is used internally to estimate the probability of: (i) default on our debt securities and (ii) loss of our debt principal, in the event of a default. In general, our internal rating system may also assist our valuation team in its determination of the estimated fair value of equity securities or equity-like securities. Our internal risk rating system generally encompasses both qualitative and quantitative aspects of our portfolio companies.

Our internal investment rating system incorporates the following five categories:

Investment Rating	Definition

1	In general, the investment may be performing above our internal expectations. Full return of principal and interest is expected. Capital gain is expected.

2	In general, the investment may be performing within our internal expectations, and potential risks to potential risks to the applicable investment are considered to be neutral or favorable compared to any potential risks at the time of the original investment. All new investments are initially given this rating.

3	In general, the investment may be performing below our internal expectations and therefore, investments in this category may require closer internal monitoring; however, the valuation team believes that no loss of investment return (interest and/or dividends) or principal is expected. The investment also may be out of compliance with certain senior or senior subordinated debt financial covenants.

4	In general, the investment may be performing below internal expectations and quantitative or qualitative risks may have increased substantially since the original investment. Loss of some or principal is expected.

5	In general, the investment may be performing substantially below our internal expectations and a number of quantitative or qualitative risks may have increased substantially since the original investment. Loss of some or all principal is expected.

Our Investment Advisor will monitor and, when appropriate, change the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, our investment adviser will review these investment ratings on a quarterly basis, and our Board of Directors will affirm such ratings. The investment rating of a particular investment should not, however, be deemed to be a guarantee of the investment’s future performance.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2014 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$160,818	36.1%
2	219,308	49.3
3	57,178	12.8
4	7,822	1.8
5	—	—
Total	$445,126	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2013 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$183,194	50.2%
2	129,721	35.5
3	44,680	12.3
4	7,124	2.0
5	—	—
Total	$364,719	100.0%

As of September 30, 2014, the Company had debt investments in four portfolio companies on non-accrual status with a total principal amount of $13.5 million, amortized cost of $11.8 million and a fair value of $7.8 million, which represented 3.7%, 3.0%, and 1.8% of the investment portfolio, respectively. As of December 31, 2013, the Company had debt investments in four portfolio companies on non-accrual status with a total principal amount of $12.1 million, amortized cost of $10.3 million and a fair value of $6.5 million representing 3.3%, 2.8% and 1.8% of the investment portfolio, respectively.

Results of Operations

Operating results for the three and nine months ended September 30, 2014 and September 30, 2013 are as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Total investment income	$11,167	$8,801	$36,067	$23,288
Total expenses, net	7,623	3,364	21,170	9,903
Net investment income	3,544	5,437	14,897	13,385
Net realized gain (loss) from investments	(3,055)	1,871	(1,373)	2,235
Net increase (decrease) in unrealized appreciation	(178)	601	(5,784)	6,442
Net increase in net assets resulting from operations	$311	$7,909	$7,740	$22,062

Investment income

The composition of our investment income for the three and nine months ended September 30, 2014 and September 30, 2013 was as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest and fee income	$10,316	$5,945	$26,844	$17,810
Payment-in-kind interest and dividend income	728	422	2,061	1,092
Dividend income	120	2,158	7,145	2,674
Other income	—	210	—	1,571
Interest from cash and cash equivalents	3	66	17	141
Total Investment Income	$11,167	$8,801	$36,067	$23,288

For the three months ended September 30, 2014, total investment income increased $2.4 million, or 26.9%, compared to the three months ended September 30, 2013. The increase from the prior period related primarily to higher interest and PIK income as the result of an increasing investment portfolio, partially offset by lower dividend income for the current period. For the nine months ended September 30, 2014, total investment income increased $12.8 million, or 54.9%, compared to the nine months ended September 30, 2013. The increase from the prior period relates to higher dividend income mostly from recapitalizations of control investments, and higher loan interest and fee income resulting from an increasing investment portfolio.

Operating expenses

The composition of our expenses for the three and nine months ended September 30, 2014 and September 30, 2013 was as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest expense and amortization of deferred financing fees	$4,268	$2,237	$8,870	$6,527
Management fees, net of management fee waiver	2,498	980	6,592	2,994
Incentive fees	—	—	2,838	—
General and administrative expenses	857	147	2,870	382
Total expenses	$7,623	$3,364	$21,170	$9,903

For the three months ended September 30, 2014, operating expenses increased $4.3 million, or 126.6%, compared to the three months ended September 30, 2013. For the nine months ended September 30, 2014, operating expenses increased $11.3 million, or 113.8%, compared to the nine months ended September 30, 2013. The increase from the prior period is attributable to incentive and management fees under the Advisory Agreement along with increased general and administrative expenses due to regulatory and reporting costs subsequent to our IPO on September 30, 2013, and an increase in interest expense as a result of our June 2014 $113.4 million offering of 7.125% fixed rate notes due 2021 (“the Notes”). It should be noted that the three months ended September 30, 2013 was the first quarter of operations for the Company following the IPO, but did not include a full allocation of operating expenses and management fees since the IPO was completed on the last day of the reporting period.

Net realized gains/losses on sales of investments

During the three and nine months ended September 30, 2014, we recognized $3.1 million and $1.4 million, respectively, of net realized losses on our portfolio investments. Gross losses for the third quarter of 2014 totaling $5.2 million related to the exit of Impresa Aerospace Holdings, LLC debt were partially offset by a $2.1 million gain on the exit of Take 5 Oil Change, Inc. During the three and nine months ended September 30, 2013, we recognized $1.9 million and $2.2 million, respectively, of net realized gains on portfolio investments.

Net unrealized appreciation/depreciation on investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three months ended September 30, 2014, we had a $0.2 million decrease in unrealized appreciation on portfolio investments. For the nine months ended September 30, 2014, we had a $5.8 million decrease in unrealized appreciation on portfolio investments. For the three and nine months ended September 30, 2013, we had a $0.6 million and $6.4 million, respectively, increase in unrealized appreciation on portfolio investments.

Changes in net assets resulting from operations

For the three and nine months ended September 30, 2014, we recorded a net increase in net assets resulting from operations of $0.3 million and $7.7 million, respectively. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2014, our per share net increase in net assets resulting from operations was $0.02 and $0.60, respectively. For the three and nine months ended September 30, 2013, we recorded a net increase in net assets resulting from operations of $7.9 million and $22.1 million, respectively. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2013 our per share net increase in net assets resulting from operations was $0.61 and $1.70, respectively.

Financial Condition, Liquidity and Capital Resources

In addition to cash flows generated from operations, including earnings on investments in our portfolio and future investments, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less, we intend to continue to seek capital through future equity and debt capital raises. In addition to the $74.25 million in net proceeds received from our IPO on September 30, 2014, the Company issued $113.4 million in aggregate principal amount of 7.125% fixed-rate notes in June of 2014. The Notes will mature on June 16, 2021, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after June 17, 2017 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. The notes will bear interest at a rate of 7.125% per year payable quarterly on March 16, June 16, September 16, and December 16 of each year, beginning September 16, 2014. The Notes are listed on the New York Stock Exchange under the trading symbol “CLA” with a par value $25.00 per share.

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

As of September 30, 2014, we had $107.6 million in cash and cash equivalents, and our net assets totaled $258.1 million.

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

A summary of the Company’s significant contractual payment obligations as of September 30, 2014 is as follows (dollars in thousands):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
SBA-Guaranteed Debentures	$8,000	$13,500	$5,000	$165,700	$192,200
Note Obligations	—	—	—	113,438	113,438
Total Contractual Obligations	$8,000	$13,500	$5,000	$279,138	$305,638

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

In addition, the Investment Advisor’s investment team also manages Fund IV, a private investment limited partnership providing financing solutions to smaller and lower middle-market companies that had its first closing in March 2013 and obtained SBA approval for its SBIC license in April 2013. In addition to Fund IV, affiliates of the Investment Advisor may manage several affiliated funds whereby institutional limited partners in Fund IV, have the opportunity to co-invest with Fund IV in portfolio investments. The Investment Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. The Investment Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Advisor or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Advisor’s allocation procedures. We do not expect to make co-investments, or otherwise compete for investment opportunities, with Fund IV because its focus and investment strategy differ from our own.

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

Recent Developments

Distributions

On October 3, 2014, we announced that we have declared distributions for the months of October, November, and December of 2014. The Company converted to monthly distributions, effective October 2014. Accordingly, on October 2, 2014, the Company’s Board of Directors declared the following distributions:

Record Date	Payment Date	Amount Per Share
10/22/14	10/30/14	$0.1567
11/21/14	11/28/14	$0.1567
12/19/14	12/30/14	$0.1567

Credit Facility

On October 17, 2014, we entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital LLC, as administrative agent, arranger and bookrunner, and the lenders party thereto. The Credit Facility initially provides for borrowings of up to $50,000,000 and may be increased up to $150,000,000 pursuant to its “accordion” feature. The Credit Facility matures on October 17, 2018.

Borrowings under the Credit Facility bear interest, at the Company’s election, at a rate per annum equal to (i) the one, two, three or six month LIBOR as applicable, plus 3.00% or (ii) 2.00% plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5% and (C) three month LIBOR plus 1.0%. The Company’s ability to elect LIBOR indices with various tenors (e.g., one, two, three or six month LIBOR) on which the interest rates for borrowings under the Credit Facility are based provides the company with increased flexibility to manage interest rate risks as compared to a borrowing arrangement that does not provide for such optionality. Once a particular LIBOR rate has been selected, the interest rate on the applicable amount borrowed will reset after the applicable tenor period and be based on the then applicable selected LIBOR rate (e.g., borrowings for which the Company has elected the one month LIBOR rate will reset on the one month anniversary of the period based on the then selected LIBOR rate). For any given borrowing under the Credit Facility, the Company intends to elect what it believes to be an appropriate LIBOR rate taking into account the Company’s needs at the time as well as the Company’s view of future interest rate movements. The Company will also pay an unused commitment fee at a rate of 2.50% per annum on the amount (if positive) by which 40% of the aggregate commitments under the Credit Facility exceeds the outstanding amount of loans under the Credit Facility and 0.50% per annum on any remaining unused portion of the Credit Facility.

Portfolio Activity

On October 23, 2014, we invested $5.0 million in the first lien senior debt (LIBOR plus 5.75%, 1.00% floor) of Flavors Holdings, Inc. On November 4, 2014, we invested an additional $3.0 million in the first lien senior debt (LIBOR plus 5.75%, 1.00% floor) of Flavors Holdings, Inc. On October 27, 2014, we invested $12.0 million in the subordinated debt (LIBOR plus 10.00%/1.00% floor) of Flavors Holdings, Inc.

On October 30, 2014, Boot Barn Inc. completed an initial public offering (“IPO”) and began trading on the NYSE under the ticker symbol BOOT. Based on a 25:1 stock conversion at IPO, we now own 600,000 shares of common stock in Boot Barn, which priced at $16per share in an all primary offering.

On October 31, 2014, we received $2.8 million from Naples Lumber & Supply Co., representing full repayment of the investment, generating a gain of $1.5 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three and nine months ended September 30, 2014, we did not engage in hedging activities.

As of September 30, 2014, the Company held 5 securities at a cost of $49.1 million bearing a variable rate of interest. The Company’s variable rate investments represent approximately 15% of the fair market value of total interest earning investments. All variable rate securities are London Interbank Offered Rate-based (“LIBOR”) and are subject to interest rate floors. As of and for the three and nine month periods ended September 30, 2014, all variable rate securities are yielding interest at a rate equal to the established interest rate floor. As of September 30, 2014, all of our interest paying liabilities, consisting of $192.2 million in SBA-guaranteed debentures and $113.4 million in notes payable, bear interest at a fixed rate.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2014 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2014, we issued 5,995 shares of common stock under our dividend reinvestment plan. The issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the quarter ended September 30, 2014 was approximately $110 thousand. Other than the shares issued under our dividend reinvestment plan during the quarter ended September 30, 2014, we did not sell any unregistered equity securities and we did not repurchase any of our equity securities.

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
10.6 10.7 10.8

Form of Trademark License Agreement by and between Registrant and Capitala Investment Advisors, LLC(1)

Form of Senior Secured Revolving Credit Agreement dated October 17, 2014, among Capitala Finance Corp., as Borrower, the lenders party thereto, and ING Capital LLC, as Administrative Agent, Arranger and Bookrunner(3)

Form of Guarantee, Pledge and Security Agreement dated October 17, 2014, among Capitala Finance Corp., as Borrower, the subsidiary guarantors party thereto, ING Capital LLC, as Revolving Administrative Agent for the Revolving Lenders and as Collateral Agent, and each Financing Agent and Designated Indebtedness Holder party thereto(3)

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
(2) (3)

Previously filed in connection with Pre-Effective Amendment No. 2 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-193374) filed on May 21, 2014.

Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on October 21, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2014	By	/s/ Joseph B. Alala III
Joseph B. Alala III
Chief Executive Officer
(Principal Executive Officer)
Capitala Finance Corp.

Date: November 10, 2014	By	/s/ Stephen A. Arnall
Stephen A. Arnall
Chief Financial Officer
(Principal Financial and Accounting Officer)
Capitala Finance Corp.

