Form 10-K
period 2014-12-31
Capitala Finance Corp.
filed 2015-03-04
CIK 1571329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Exact name of registrants as specified in their charters, addresses of principal executive offices, telephone numbers and states or other jurisdictions of incorporation or organization	I.R.S. Employer Identification Number
814-01022	Capitala Finance Corp. 4201 Congress St., Suite 360 Charlotte, North Carolina Telephone: (704) 376-5502 State of Incorporation: Maryland	90-0945675

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share 7.125% Notes due 2021	The NASDAQ Global Select Market The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

Capitala Finance Corp.	Yes ☐	No ☒

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

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $222.7 million based on the number of shares held by non-affiliates of the registrant as of June 30, 2014, which was the last business day of the registrant’s most recently completed second fiscal quarter. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

The number of shares of Capitala Finance Corp.’s common stock, $0.01 par value, outstanding as of March 3, 2015 was 12,974,420.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

i

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	“we,” “us,” “our,” “Capitala Finance” and the “Company” refer to Capitala Finance Corp., together with its consolidated subsidiaries;
•	The “Investment Advisor” and “Capitala Investment Advisors” refers to Capitala Investment Advisors, LLC, our investment adviser; and
•	The “Administrator” refers to Capitala Advisors Corp., our administrator.

ITEM 1. BUSINESS

FORMATION OF OUR COMPANY

We are an externally managed non-diversified closed-end management investment company incorporated in Maryland that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We commenced operations on May 24, 2013 and completed our initial public offering (“IPO”) on September 30, 2013. The Company is managed by the Investment Advisor, an investment adviser that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and the Administrator provides the administrative services necessary for us to operate. For U.S. federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We are an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and as such are subject to reduced public company reporting requirements.

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became the Company’s wholly-owned subsidiaries. Fund II and Fund III retained their SBIC licenses, continue to hold their existing investments and continue to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees, commissions, and other offering expenses totaling $5.75 million.

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

We typically will not limit our loan commitments to a percentage of a traditional borrowing base, although we attempt to protect against risk of loss on our debt investments by structuring, underwriting and pricing loans based on anticipated cash flows of our borrowers. As of December 31, 2014, our Investment Advisor underwrote investments in 96 lower middle-market and traditional middle-market companies totaling more than $725 million of invested capital since 2000, and we believe that a continuation of this strategy allows us to make structured investments with more attractive pricing and greater opportunities for meaningful equity participation than traditional asset-based, senior secured loans. Further, we believe that we benefit from our Investment Advisor’s long-standing relationships with many private equity fund sponsors, whose participation in portfolio companies, we believe, makes repayment from refinancing, asset sales and/or sales of the borrowers themselves more likely than a strategy whereby we consider investments only in founder-owned or non-sponsored borrowers.

OUR INVESTMENT ADVISOR

We are managed by the Investment Advisor, whose investment team members have significant and diverse experience financing, advising, operating and investing in smaller and lower middle-market companies. Moreover, our Investment Advisor’s investment team has refined its investment strategy by sourcing, reviewing, acquiring and monitoring 96 portfolio companies totaling more than $725 million of invested capital from 2000 through December 31, 2014. The Investment Advisor’s investment team also manages CapitalSouth Partners SBIC Fund IV, L.P. (“Fund IV”), a private investment limited partnership providing financing solutions to companies that generate between $5 million and $50 million in annual revenues and have between $1 million and $5 million in annual EBITDA. Fund IV had its first closing in March 2013 and obtained SBA approval for its SBIC license in April 2013. In addition to Fund IV, affiliates of the Investment Advisor manage several affiliated funds. We will not co-invest in transactions with other entities affiliated with the Investment Advisor unless we obtain an exemptive order from the SEC or do so in accordance with existing regulatory guidance. We do not expect to make co-investments, or otherwise compete for investment opportunities, with Fund IV because its focus and investment strategy differ from our own.

Our Investment Advisor is led by Joseph B. Alala, III, our chief executive officer, president, chairman of our Board of Directors, (the “Board”), and the managing partner and chief investment officer of our Investment Advisor, Hunt Broyhill, a partner of our Investment Advisor, Stephen A. Arnall, our chief financial officer, and John F. McGlinn, our chief operating officer, secretary and treasurer, and a director of our Investment Advisor. Messrs. Alala, Broyhill and McGlinn serve as our Investment Advisor’s investment committee. They are assisted by Christopher B. Norton, who serves as the chief risk officer and a director of our Investment Advisor, Michael S. Marr, Chuck Cox and Richard Wheelahan who each serve as directors of our Investment Advisor, as well as eighteen other investment professionals.

Our Investment Advisor’s investment committee, as well as certain key investment team members that are involved in screening and underwriting portfolio transactions, have worked together for more than ten years. These investment professionals have an average of over 20 years of experience in various finance-related fields, including operations, corporate finance, investment banking, business law and merchant banking, and have collectively developed a broad network of contacts that can offer us investment opportunities. Much of our Investment Advisor’s investment team has worked together screening opportunities, underwriting new investments and managing a portfolio of investments in smaller and lower middle-market companies through two recessions, a credit crunch, the dot-com boom and bust and a historic, leverage-fueled asset valuation bubble.

INVESTMENTS

We will engage in various investment strategies from time to time in order to achieve our overall lending and investment objectives. Our strategies will generally require current cash yields and sensible leverage and fixed charge coverage ratios and either a first- or second-lien position (subject to limited instances in which we will not obtain security) in the collateral of the portfolio company. The strategy we select will depend upon, among other things, market opportunities, the skills and experience of our Investment Advisor’s investment team, the result of our financial, operational and strategic evaluation of the opportunity, and our overall portfolio composition. Most of our existing debt investments offer, and we expect most of our future debt investments will offer, the opportunity to participate in a borrower’s equity performance through warrant participation, direct equity ownership or otherwise, and many notes that we purchase will require the borrower to pay an early termination fee. Collectively, these attributes have been, and are expected to be, important contributors to the returns generated by our Investment Advisor’s investment team.

The Investment Advisor’s investment team uses a disciplined investment, portfolio monitoring and risk management process that emphasizes strict underwriting standards and guidelines, strong due diligence investigation, regular portfolio review, analysis and performance-guided responses, and proper investment diversification. We allocate capital among different industries, geographies and private equity sponsors on the basis of relative risk/reward profiles as a function of their associated downside risk, volatility, perceived fundamental risk and our ability to obtain favorable investment protection terms.

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

Debt Investments

The Investment Advisor’s investment team tailors the terms of each debt investment to the facts and circumstances of the transaction, the needs of the prospective portfolio company and, as applicable, its financial sponsor, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. As of December 31, 2014, 36.7% of our debt investments were secured by a first lien on the assets of the portfolio company, 62.0% of our debt investments were secured by a second lien on the assets of the portfolio company and 1.3% of our debt investments were unsecured. We expect our primary source of return to be the monthly cash interest we will collect on our debt investments. We also typically seek the Board observation rights with each portfolio company and we offer (and have historically provided) managerial and strategic assistance to these companies. We seek to further protect invested principal by negotiating appropriate affirmative, negative and financial covenants in our debt documents that are conservative enough to represent a prudent cushion at closing or to budgeted projections, but that are flexible enough to afford our portfolio companies and their financial sponsors sufficient latitude to allow them to grow their businesses. Typical covenants include default triggers and remedies (including penalties), lien protection, leverage and fixed charge coverage ratios, change of control provisions and put rights. Most of our loans feature call protection to enhance our total return on debt investments that are repaid prior to maturity.

Most of our debt investments are structured as senior subordinated notes. On a fair market value basis, 60.3% of our debt investments consist of senior subordinated notes as of December 31, 2014. Senior subordinated notes are subordinate to senior debt provided by financial institutions (primarily, asset-based revolving credit facilities and, in some cases, term loans) but senior to other subordinated notes, including junior subordinated notes and seller notes. Our senior subordinated notes are typically issued with five-year terms. Some senior subordinated notes have payment-in-kind (“PIK”) interest, which is a form of interest that is not paid currently in cash, but is accrued and added to the loan balance until paid at the end of the term. While we generally seek to minimize the percentage of our fixed return that is in the form of PIK interest, we sometimes receive PIK due to prevailing market conditions that do not support the overall blended interest yield on our debt investments being paid in all-cash interest. As of December 31, 2014, our weighted average PIK yield in our debt investments is 0.6%. In addition to yield in the form of current cash and PIK interest, most of our debt investments include an equity component, such as a warrant to purchase a common equity interest in the borrower for a nominal price. As of December 31, 2014, the weighted average annualized yield on all of our outstanding debt investments was 12.5%, the weighted average annualized yield, excluding PIK interest, was 11.9% and 40.0% of our debt investments came with detachable warrants.

We also opportunistically structure certain debt investments as senior secured or unitranche notes and as of December 31, 2014, 16.4% of the fair value of our debt investments consisted of such investments. Senior secured loans will typically provide for a fixed interest rate and may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. Senior secured loans are secured by a first priority lien in all existing and future assets of the borrower and may take the form of term loans or delayed draw facilities. As of December 31, 2014, 23.3% of the fair value of our portfolio’s debt investments consisted of senior secured term loans with liens that are subordinated only to a senior secured revolving credit facility provider. Unitranche debt financing typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt in one debt security. We believe that unitranche debt can be attractive for many smaller and lower middle-market businesses, given the reduced structural complexity, single lender interface and elimination of intercreditor or potential agency conflicts among lenders.

Equity Investments

When we make a debt investment, we may be granted equity participation in the form of detachable warrants to purchase common equity in the company in the same class of security that the owners or equity sponsors receive upon funding. In addition, we may make non-control equity co-investments in conjunction with a loan transaction with a borrower. The Investment Advisor’s investment team generally seeks to structure our equity investments, such as direct equity co-investments, to provide us with minority rights provisions and, as and to the extent available, event-driven put rights. They also seek to obtain limited registration rights in connection with these investments, which may include “piggyback” registration rights. In addition to warrants and equity co-investments, our debt investments in the future may contain a synthetic equity position.

INVESTMENT PROCESS

Our Investment Advisor’s investment team is led by its investment committee and is responsible for all aspects of our investment process. The current members of the investment committee are Joseph B. Alala, III, our chief executive officer, president, chairman of our Board and the managing partner and chief investment officer of our Investment Advisor, Hunt Broyhill, a partner of our Investment Advisor, and John F. McGlinn, our chief operating officer, secretary and treasurer, and a director of our Investment Advisor. Christopher B. Norton serves as chief risk officer and a director of our Investment Advisor. Richard Wheelahan, our chief compliance officer, Michael S. Marr, Kenneth S. Berryman, Randall Fontes, Chuck Cox, Adam Richeson and Mario Shaffer, serve as directors of our Investment Advisor, and Davis Hutchens, Casey Swercheck, Eric Althofer, Michael Graham and Christian MacCarron each serve as vice presidents of our Investment Advisor. While the investment strategy involves a team approach, whereby potential transactions are screened by various members of the investment team, Mr. Alala and one other member of the investment committee of the Investment Advisor must approve investments in order for them to proceed. Messrs. Alala and McGlinn meet weekly and, together with Mr. Broyhill, on an as needed basis, depending on the nature and volume of investment opportunities. The Investment Advisor’s investment committee has worked together for over ten years. The stages of our investment selection process are as follows:

Deal Generation/Origination

Deal generation and origination is maximized through long-standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, service providers (such as lawyers and accountants), as well as current and former clients, portfolio companies and investors. Our Investment Advisor’s investment team supplements these lead generators by also utilizing broader marketing efforts, such as attendance at prospective borrower industry conventions, an active calling effort to investment banking boutiques, private equity firms and independent sponsors that are also investing in high quality smaller and lower middle-market companies, and, most importantly, based on our Investment Advisor’s track record as a responsive, flexible, value-add lender and co-investor, as demonstrated by 96 investments in lower middle-market and traditional middle-market businesses and equity co-investments with reputed private equity firms. We have developed a reputation as a knowledgeable and reliable source of capital, providing value-added industry advice and financing assistance to borrowers’ businesses and in executing financial sponsors’ growth strategies. Furthermore, with offices throughout the United States, we have the ability to cover a large geographical area and to market to unique groups from each office. Specifically, our Charlotte, Louisville, Raleigh, Fort Lauderdale, Atlanta, Washington D.C., and Los Angeles offices cover significant territory that is traditionally underserved, allowing us to source a high volume of direct deal flow.

Screening

All potential investments that are received are screened for suitability and consistency with our investment criteria (see “— Due Diligence and Underwriting,” below). In screening potential investments, our Investment Advisor’s investment team utilizes the same value-oriented investment philosophy they employed in their work with the Legacy Funds and commits resources to managing downside exposure. If a potential investment meets our basic investment criteria, a deal team is assigned to perform preliminary due diligence. In doing so, we consider some or all of the following factors:

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

If the results of this preliminary due diligence are satisfactory, the deal team prepares an executive summary that is presented to certain members our Investment Advisor’s investment committee in a meeting that includes all members of the portfolio and investment teams. This executive summary includes the following areas:

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

ONGOING RELATIONSHIPS WITH PORTFOLIO COMPANIES

Monitoring

Our Investment Advisor will monitor our portfolio companies on an ongoing basis. It will monitor the financial trends of each portfolio company to determine if it is meeting its business plan and to assess the appropriate course of action for each company. We generally require our portfolio companies to provide annual audited financial statements, quarterly unaudited financial statements, in each case, with management discussion and analysis and covenant compliance certificates, and monthly unaudited financial statements. Using the monthly financial statements, we calculate and evaluate all financial covenants and additional financial coverage ratios that might not be part of our covenant package in the loan documents. For purposes of analyzing a portfolio company’s financial performance, we may adjust their financial statements to reflect pro forma results in the event of a recent change of control, sale, acquisition or anticipated cost savings.

Our Investment Advisor has several methods of evaluating and monitoring the performance and fair value of our investments, including the following:

•	Assessment of success in adhering to each portfolio company’s business plan and compliance with covenants;
•	Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•	Comparisons to our other portfolio companies in the industry, if any;
•	Attendance at and participation in the board meetings; and
•	Review of monthly and quarterly financial statements and financial projections for portfolio companies.

In addition to various risk management and monitoring tools, our Investment Advisor also uses an investment rating system to characterize and monitor our expected level of return on each investment in our portfolio.

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

Our Investment Advisor will monitor and, when appropriate, change the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, our Investment Advisor will review these investment ratings on a quarterly basis, and our Board will affirm such ratings. The investment rating of a particular investment should not, however, be deemed to be a guarantee of the investment’s future performance.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2014 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$146,471	30.5%
2	271,864	56.6
3	55,325	11.5
4	6,677	1.4
5	—	—
Total	$480,337	100.0%

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

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of our Investment Advisor or the Board, does not represent fair value, shall each be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our senior management; (iii) independent third-party valuation firms engaged by, or on behalf of, the Board will conduct independent appraisals, review management’s preliminary valuations and prepare separate preliminary valuation conclusions on a selected basis such that each portfolio investment shall be independently reviewed at least annually (investments will not be selected for such review, however, if they (a) have a value as of the previous quarter of less than 2.0% of our gross assets as of the previous quarter, or (b) have a value as of the current quarter of less than 2.0% of our gross assets as of the previous quarter, after taking into account any repayment of principal during the current quarter); and (iv) the Board will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the investment adviser and, where appropriate, the respective third-party valuation firms.

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

In making the good faith determination of the value of these securities, we start with the cost basis of the security, which includes the amortized original issue discount and paid-in-kind interest or dividends, if any. We prepare the valuations of our investments in portfolio companies using the most recent portfolio company financial statements and forecasts. We also consult updates that we receive from senior management members at portfolio companies, whether solicited for valuation purposes, or received in the ordinary course of our portfolio monitoring or due diligence process. These updates include information such as industry trends, new product development or service offerings and other operational or strategic issues.

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

As part of the fair valuation process, the audit committee reviews the preliminary evaluations prepared by the independent valuation firm engaged by the Board, as well as management’s valuation recommendations. Management and the independent valuation firm respond to the preliminary evaluation to reflect comments provided by the audit committee. The audit committee reviews the final valuation report and management’s valuation recommendations and makes a recommendation to the Board based on its analysis of the methodologies employed and the various weights that should be accorded to each portion of the valuation as well as factors that the independent valuation firm and management may not have considered in their evaluation process. The Board then evaluates the audit committee recommendations and undertakes a similar analysis to determine the fair value of each investment in the portfolio in good faith.

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

SBIC LICENSES

Fund II and Fund III, which are our wholly-owned subsidiaries, are licensed to act as SBICs and are regulated by the SBA. As of December 31, 2014, investments in Fund II and Fund III accounted for approximately 15.5% and 50.6%, respectively, of our total portfolio. As of December 31, 2014 Fund II and Fund III had $42.2 million and $150 million, respectively, of SBA-guaranteed debentures outstanding under the SBIC program. Fund II and Fund III are fully drawn and may not make borrowings in excess of their aggregate $192.2 million of SBA-guaranteed debentures outstanding as of December 31, 2014

The SBIC licenses allow our SBIC subsidiaries to borrow funds by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. The SBA regulations require, among other things, that a licensed SBIC be examined periodically and audited by an independent auditor to determine the SBIC’s compliance with the relevant SBA regulations.

Under current SBA regulations, a licensed SBIC may provide capital to those entities that have a tangible net worth not exceeding $19.5 million and an average annual net income after U.S. federal income taxes not exceeding $6.5 million for the two most recent fiscal years. In addition, a licensed SBIC must devote 25.0% of its investment activity to those entities that have a tangible net worth not exceeding $6.0 million and an average annual net income after U.S. federal income taxes not exceeding $2.0 million for the two most recent fiscal years. The SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on factors such as the number of employees and gross sales. The SBA regulations permit licensed SBICs to make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBA requirements may cause Fund II and Fund III to forego attractive investment opportunities that are not permitted under SBA regulations.

Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If either Fund II or Fund III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit Fund II’s and Fund III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit Fund II and Fund III from making new investments. Such actions by the SBA would, in turn, negatively affect us because Fund II and Fund III are our wholly-owned subsidiaries. Fund II and Fund III were in compliance with the terms of the SBA’s leverage as of December 31, 2014 as a result of having sufficient capital as defined under the SBA regulations.

AGREEMENTS

Investment Advisory Agreement

Our Investment Advisor is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our Board, our Investment Advisor manages our day-to-day operations, and provides Investment Advisory and management services to us. Under the terms of our Investment Advisory Agreement, the Investment Advisor.

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

The base management fee is calculated at an annual rate of 1.75% of our gross assets, which is our total assets as reflected on our balance sheet and includes any borrowings for investment purposes. Although we do not anticipate making significant investments in derivative financial instruments, the fair value of any such investments, which will not necessarily equal their notional value, will be included in our calculation of gross assets. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee was initially calculated based on the value of our gross assets at the end of the first calendar quarter subsequent to consummation of our IPO, and thereafter is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the first twelve months following our IPO, the Investment Advisor waived the portion of the base management fee payable on cash and cash equivalents held at the Capitala Finance level, excluding cash and cash equivalents held by the Legacy Funds that was acquired by Capitala Finance in connection with the Formation Transactions.

The incentive fee has two parts. The first part of the incentive fee is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to our administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 2.0% per quarter (8.0% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee. We pay the Investment Advisor an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle of 2.0%;
•	100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle but is less than 2.5% in any calendar quarter (10.0% annualized). We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle but is less than 2.5%) as the “catch-up.” The “catch-up” is meant to provide our Investment Advisor with 20% of our pre-incentive fee net investment income as if a hurdle did not apply if this net investment income exceeds 2.5% in any calendar quarter; and
•	20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to Capitala Investment Advisors (once the hurdle is reached and the catch-up is achieved, 20% of all pre-incentive fee investment income thereafter is allocated to Capitala Investment Advisors).

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income
Pre-incentive fee net investment income
(expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income allocated to the Capitala Investment Advisors

These calculations are appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. You should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to our Investment Advisor with respect to pre-incentive fee net investment income.

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
Management fee(2) = 0.50%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%
Pre-incentive fee net investment income

(investment income – (management fee + other expenses)) = 2.80%

Incentive fee   = 20% × pre-incentive fee net investment income, subject to “catch-up”(4)
Incentive fee   = 100%×“catch-up” + (20%×(pre-incentive fee net investment income – 2.5%))
Catch-up         = 2.5% – 2.0%

      = 0.5%

Incentive fee   = (100% × 0.5%) + (20% × (2.80% – 2.5%))

       = 0.5% + (20%×0.3%)

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

Payment of Our Expenses

The investment team of our Investment Advisor and their respective staffs, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Investment Advisor. We bear all other costs and expenses of our operations and transactions, including (without limitation):

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

Duration and Termination

The Investment Advisory Agreement was initially approved by the Board on June 10, 2013 and signed on September 24, 2013. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for a period of two years from the date it was signed and will remain in effect from year to year thereafter if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not parties to such agreement or who are not “interested persons” of any such party, as such term is defined in Section 2(a)(19) of the 1940 Act. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may also be terminated by either party without penalty upon not less than 60 days’ written notice to the other party. See “Risk Factors — Risks Relating to Our Business and Structure — Our Investment Advisor will have the right to resign on 60 days’ notice.”

Indemnification

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Investment Advisor and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from Capitala Finance for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Investment Advisor’s services under the Investment Advisory Agreement or otherwise as an investment adviser of Capitala Finance.

Organization of the Investment Advisor

The Investment Advisor is a Delaware limited liability company. The principal executive offices of the Investment Advisor is located at 4201 Congress Street, Suite 360, Charlotte, North Carolina 28209.

Administration Agreement

Capitala Advisors Corp., a North Carolina corporation, serves as our administrator. The principal executive offices of our administrator are located at 4201 Congress Street, Suite 360, Charlotte, North Carolina 28209. Capitala Advisors Corp., pursuant to a sub-administration agreement, has engaged U.S. Bancorp Fund Services, LLC to act on behalf of the Administrator in its performance of certain administrative services for us. The principal office of U.S. Bancorp Fund Services, LLC is 777 East Wisconsin Avenue, Milwaukee, WI 53202. Pursuant to the Administration Agreement, our administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, our administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders. In addition, our administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our chief financial officer, chief compliance officer and our allocable portion of the compensation of any administrative support staff. Under the Administration Agreement, our administrator will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The Administration Agreement has an initial term of two years and may be renewed with the approval of our Board. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to our administrator. Stockholder approval is not required to amend the Administration Agreement.

Our administrator also provides administrative services to our Investment Advisor. As a result, the Investment Advisor will also reimburse our administrator for its allocable portion of our administrator’s overhead, including rent, the fees and expenses associated with performing compliance functions for the Investment Advisor, and its allocable portion of the compensation of any administrative support staff.

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

License Agreement

We have entered into a license agreement with the Investment Advisor pursuant to which the Investment Advisor has agreed to grant us a non-exclusive, royalty-free license to use the name “Capitala.” Under this agreement, we have a right to use the Capitala name for so long as the Investment Advisory Agreement with the Investment Advisor is in effect. Other than with respect to this limited license, we will have no legal right to the “Capitala” name.

Staffing

Capitala Finance has no employees. Mr. Alala, through his financial interests in the Investment Advisor, will be entitled to a portion of any investment advisory fees paid by Capitala Finance to the Investment Advisor. Our other executive officers are employees of our administrator and perform their functions under the terms of our Administration Agreement.

Our day-to-day investment operations are managed by the Investment Advisor. The Investment Advisor’s investment team currently consists of the members of its investment committee, Messrs. Alala, McGlinn and Broyhill, and a team of twenty-two additional investment professionals. The Investment Advisor may hire additional investment professionals, based upon its needs, in the future. See “Investment Advisory Agreement.”

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

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of our Investment Advisor or the Board, does not represent fair value, which we expect will represent a substantial majority of the investments in our portfolio, shall be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our senior management; (iii) independent third-party valuation firms engaged by, or on behalf of, the Board will conduct independent appraisals, review management’s preliminary valuations and prepare separate preliminary valuation conclusions on a selected basis such that each portfolio investment shall be independently reviewed at least annually (investments will not be selected for such review, however, if they (a) have a value as of the previous quarter of less than 2.0% of our gross assets as of the previous quarter, or (b) have a value as of the current quarter of less than 2.0% of our gross assets as of the previous quarter, after taking into account any repayment of principal during the current quarter); and (iv) the Board will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the investment adviser and, where appropriate, the respective third-party valuation firms.

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

Determinations in Connection with Offerings

In connection with certain future offerings of shares of our common stock, our Board or an authorized committee thereof will be required to make the determination that we are not selling shares of our common stock at a price below the then current net asset value of our common stock at the time at which the sale is made. Our Board or an authorized committee thereof will consider the following factors, among others, in making such a determination:

•	the net asset value of our common stock disclosed in the most recent periodic report that we filed with the SEC;
•	our management’s assessment of whether any material change in the net asset value of our common stock has occurred (including through the realization of gains on the sale of our portfolio securities) during the period beginning on the date of the most recently disclosed net asset value of our common stock and ending as of a time within 48 hours (excluding Sundays and holidays) of the sale of our common stock; and
•	the magnitude of the difference between (i) a value that our Board or an authorized committee thereof has determined reflects the current (as of a time within 48 hours, excluding Sundays and holidays) net asset value of our common stock, which is based upon the net asset value of our common stock disclosed in the most recent periodic report that we filed with the SEC, as adjusted to reflect our management’s assessment of any material change in the net asset value of our common stock since the date of the most recently disclosed net asset value of our common stock, and (ii) the offering price of the shares of our common stock in the proposed offering.

Moreover, to the extent that there is even a remote possibility that we may (i) issue shares of our common stock at a price per share below the then current net asset value per share of our common stock at the time at which the sale is made or (ii) trigger the undertaking (which we provide in certain registration statements we file with the SEC) to suspend the offering of shares of our common stock if the net asset value per share of our common stock fluctuates by certain amounts in certain circumstances until the prospectus is amended, our Board will elect, in the case of clause (i) above, either to postpone the offering until such time that there is no longer the possibility of the occurrence of such event or to undertake to determine the net asset value per share of our common stock within two days prior to any such sale to ensure that such sale will not be below our then current net asset value per share and, in the case of clause (ii) above, to comply with such undertaking or to undertake to determine the net asset value per share of our common stock to ensure that such undertaking has not been triggered.

These processes and procedures are part of our compliance policies and procedures. Records will be made contemporaneously with all determinations described in this section and these records will be maintained with other records that we are required to maintain under the 1940 Act.

COMPETITION

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and other SBICs), as well as traditional financial services companies such as commercial banks and other sources of funding. Additionally, competition for investment opportunities has emerged among alternative investment vehicles, such as CLOs and other BDCs, some of which are sponsored by other alternative asset investors, as these entities have begun to focus on making investments in smaller and lower middle-market companies. As a result of these new entrants, competition for our investment opportunities may intensify. Many of these entities have greater financial and managerial resources than we do. We believe we will be able to compete with these entities primarily on the basis of our experience and reputation, our willingness to make smaller investments than other specialty finance companies, the contacts and relationships of our Investment Advisor, our responsive and efficient investment analysis and decision-making processes, and the investment terms we offer.

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

ELECTION TO BE TAXED AS A RIC

As a BDC, the Company has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which generally is our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

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

ACQUISITION OF PORTFOLIO ASSETS OF THE LEGACY FUNDS

We believe that our acquisition of the Legacy Funds’ portfolio assets in exchange for shares of our common stock generally was tax free to us and the Legacy Funds. As a result, our initial adjusted basis in the Legacy Funds’ portfolio assets was equal to the Legacy Funds’ adjusted basis in such assets immediately prior to our acquisition of such assets increased by any gain recognized by the Legacy Funds as a result of such transaction. Such adjusted basis will be used in determining the amount of our taxable gain or loss upon a sale or other disposition of such assets. To the extent that such assets had built-in gain (i.e., assets whose fair market value exceeds our tax basis at the time we acquired them) on the date of acquisition, when such gain is recognized by us upon a sale or other disposition such assets, we will be required to distribute such gain to our shareholders in order to eliminate our liability for corporate-level U.S. federal income tax on such gain and possibly to maintain our qualification as a RIC under the Code. Investors will be subject to tax on the distribution even though such gain accrued prior to our acquisition of such assets and even though the distribution effectively represents a return of their investment.

In addition, to the extent that any beneficial owner of interests in the Legacy Funds on the date of our acquisition of the Legacy Funds’ portfolio assets was a C corporation (a “corporate partner”), we will be required to pay a corporate-level U.S. federal income tax on the net amount of any such built-in gains attributable to the corporate partners that we recognize during the ten-year period (or shorter applicable period) beginning on the date of acquisition. Alternatively, we may make a special election to cause the gain to be recognized at the time of the acquisition. In that event, the Legacy Funds would be required to recognize such built-in gain as if a proportionate share of such Funds’ assets were sold at the time of the acquisition. We do not anticipate making this election at this time. Any corporate-level built-in gain tax is payable at the time the built-in gains are recognized (which generally will be the years in which the built-in gain assets are sold in a taxable transaction). The amount of this tax will vary depending on the assets that are actually sold by us in this 10-year period (or shorter applicable period), the actual amount of net built-in gain or loss present in those assets as of the acquisition date and effective tax rates. The payment of any such corporate-level U.S. federal income tax on built-in gains will be a company expense that will be borne by all shareholders (not just any former corporate partners) and will reduce the amount available for distribution to shareholders.

FAILURE TO QUALIFY AS A RIC

If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level U.S. federal income taxes or to dispose of certain assets).

If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits and, subject to certain limitations, may be eligible for the 20% maximum rate for noncorporate taxpayers provided certain holding period and other requirements were met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years (or shorter applicable period), unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC.

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

We are generally not able to issue and sell our common stock at a price below net asset value per share. See “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve our policy and practice of making such sales. In any such case, under such circumstances, the price at which our common stock to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such common stock. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are generally limited in our ability to invest in any portfolio company in which our Investment Advisor or any of its affiliates currently has an investment or to make any co-investments with our Investment Advisor or its affiliates without an exemptive order from the SEC, subject to certain exceptions.

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

An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a BDC) and that:

•	does not have a class of securities with respect to which a broker may extend margin credit at the time the acquisition is made;
•	is controlled by the BDC and has an affiliate of the BDC on its Board;
•	does not have any class of securities listed on a national securities exchange;

•	is a public company that lists its securities on a national securities exchange with a market capitalization of less than $250 million; or
•	meets such other criteria as may be established by the SEC.

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

MANAGERIAL ASSISTANCE TO PORTFOLIO COMPANIES

Business development companies generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the business development company controls such issuer of securities or (ii) the business development company purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

TEMPORARY INVESTMENTS

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC under the Code. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

SENIOR SECURITIES

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. On June 10, 2014, we received an exemptive order from the SEC granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our gross assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure.”

CODE OF ETHICS

We and our Investment Advisor have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act that establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics generally does not permit investments by our employees in securities that may be purchased or held by us. You may read and copy our code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549. Our code of ethics is also available on our website at http://www.capitalagroup.com.

COMPLIANCE POLICIES AND PROCEDURES

We and our Investment Advisor have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures. Richard G. Wheelahan, III currently serves as our chief compliance officer.

SARBANES-OXLEY ACT OF 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•	pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare an annual report regarding its assessment of our internal control over financial reporting. When we are no longer an emerging growth company under the JOBS Act, our independent registered public accounting firm will be required to audit our internal controls over financial reporting; and
•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

PROXY VOTING POLICIES AND PROCEDURES

We have delegated our proxy voting responsibility to the Investment Advisor. The proxy voting policies and procedures of the Investment Advisor are set forth below. The guidelines will be reviewed periodically by the Investment Advisor and our non-interested directors, and, accordingly, are subject to change. For purposes of the proxy voting policies and procedures described below, “we,” “our” and “us” refers to the Investment Advisor.

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

Proxy Voting Records

You may obtain information about how we voted proxies by making a written request for proxy voting information to: The Investment Advisor, LLC, 4201 Congress Street, Suite 360, Charlotte, North Carolina 28209.

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

We restrict access to non-public personal information about our stockholders to employees of our Investment Advisor and its affiliates with a legitimate business need for the information. We will maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

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

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $19.5 million and have average annual fully taxed net income not exceeding $6.5 million for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6 million and has average annual fully taxed net income not exceeding $2 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million when they have at least $112.5 million in regulatory capital. As of December 31, 2014, Fund II had $26.2 million in regulatory capital and $42.2 million in SBA-guaranteed debentures outstanding and Fund III had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding.

On June 10, 2014, we received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the 200% asset coverage test under the 1940 Act. This provides us with increased flexibility under the 200% asset coverage test by permitting us to borrow up to $192.2 million more than we would otherwise be able to absent the receipt of this exemptive relief.

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

Capitala Finance was formed in February 2013 and has only operated as a BDC since September 2013. As a result, we are subject to many of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. As a BDC, we are subject to the regulatory requirements of the SEC, in addition to the specific regulatory requirements applicable to BDCs under the 1940 Act and RICs under the Code. Our management and that of the Investment Advisor, did not have any prior experience operating under this regulatory framework, and we may still incur substantial additional costs, and expend significant time or other resources, to do so. From time to time, the Investment Advisor may pursue investment opportunities, like equity investments, in which it has more limited experience. We may also be unable to replicate the historical performance of prior investment funds managed by our management team. In addition, we may be unable to generate sufficient revenue from our operations to make or sustain distributions to our stockholders.

Our investment portfolio is recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, its estimate of fair value and, as a result, there may be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, our estimate of fair value. Typically, there will not be a public market for the securities of the privately held companies in which invest. As a result, we value these securities quarterly at fair value based on input from management, a third-party independent valuation firm and our audit committee, and with the oversight, review and approval of our Board.

The determination of fair value and consequently, the amount of unrealized gains and losses in our portfolio, are to a certain degree, subjective and dependent on a valuation process approved by our Board. Certain factors that may be considered in determining the fair value of our investments include external events, such as private mergers, sales and acquisitions involving comparable companies. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. Our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of our investments would receive a lower price for their shares than the value of our investments might warrant. In addition, we may not be able to realize the values on our investments needed to pay interest on our borrowings.

Our financial condition and results of operations depend on our ability to effectively manage and deploy capital.

Our ability to achieve our investment objective depends on our ability to effectively manage and deploy capital, which depends, in turn, on our Investment Advisor’s ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria.

Accomplishing our investment objective on a cost-effective basis is largely a function of our Investment Advisor’s handling of the investment process, its ability to provide competent, attentive and efficient services and our access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments, our Investment Advisor’s investment team may also be called upon, from time to time, to provide managerial assistance to some of our portfolio companies as well as other funds that they manage. These demands on their time may distract them or slow our rate of investment. See also “— There are significant potential conflicts of interest that could negatively affect our investment returns.”

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

We depend on the diligence, skill and network of business contacts of Joseph B. Alala, III, Hunt Broyhill and John F. McGlinn, who serve as the members of the investment committee of the Investment Advisor and lead the Investment Advisor’s investment team. Our success depends on the continued service of these individuals and the other senior investment professionals available to the Investment Advisor. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead Messrs. Alala, Broyhill or McGlinn or any other such individual to terminate his relationship with us. Such a termination could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that the Investment Advisor will continue indefinitely as our investment adviser.

The members of the Investment Advisor’s investment team are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. Mr. Alala dedicates a significant portion of his time to the activities of Capitala Finance; however, he may become engaged in other business activities that could divert his time and attention in the future.

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

Any inability of our Investment Advisor to maintain or develop strong referral relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon our Investment Advisor to maintain its relationships with venture capital and private equity firms, placement agents, investment banks, management groups and other financial institutions, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our Investment Advisor fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom our Investment Advisor has relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.

Our success depends on the ability of Capitala Investment Advisors to attract and retain qualified personnel in a competitive environment.

Our growth requires that the Investment Advisor retain and attract new investment and administrative personnel in a competitive market. Its ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, its ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities with which it competes for experienced personnel, including investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies, have greater resources than it will have.

There are significant potential conflicts of interest that could negatively affect our investment returns.

The members of the Investment Advisor’s investment team also monitor and service other affiliated investment funds. In addition, our executive officers and directors, as well as the current and future members of our Investment Advisor’s investment team may serve as officers, directors or principals of other entities that operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders. However, the Investment Advisor’s investment team does not intend to sponsor or manage another BDC with an investment strategy that is substantially similar to our investment strategy.

In the course of our investing activities, we pay management and incentive fees to the Investment Advisor and reimburse the Investment Advisor for certain expenses it incurs. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of the Investment Advisor will have interests that differ from those of our stockholders, giving rise to a conflict. The Investment Advisor will not be reimbursed for any performance-related compensation for its employees. We have entered into a royalty-free license agreement with our Investment Advisor, pursuant to which the Investment Advisor grants us a non-exclusive royalty-free license to use the name “Capitala.” Under the license agreement, we have the right to use the “Capitala” name for so long as the Investment Advisor or one of its affiliates remains our Investment Advisor. In addition, we pay our administrator our allocable portion of overhead and other expenses incurred by our administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of our chief financial officer and any administrative support staff. These arrangements create conflicts of interest that our Board must monitor.

If our Investment Advisor forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance and our allocation procedures or an exemptive order from the SEC.

In the ordinary course of business, we may enter into transactions with portfolio companies that may be considered related party transactions. In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, we have implemented certain written policies and procedures whereby our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment and us, companies controlled by us or our executive officers and directors. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the 1940 Act or, if such concerns exist, we have taken appropriate actions to seek review and approval by our Board or exemptive relief for such transaction. Our Board will review these procedures on an annual basis. We have also entered into a license agreement with the Investment Advisor, pursuant to which the Investment Advisor has agreed to grant us a non-exclusive, royalty-free license to use the name “Capitala”.

The investment committee and other investment professionals of Capitala Investment Advisors may, from time to time, possess material non-public information about or related to our portfolio companies, limiting our investment discretion.

Members of our Investment Advisor’s investment committee and other investment professionals of the Investment Advisor may serve as directors of, or in a similar capacity with, portfolio companies in which we invest. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

The involvement of our interested directors in the valuation process may create conflicts of interest.

We make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market-based price quotation is available. As a result, our Board determines the fair value of these loans and securities in good faith as described above in the section titled “Valuation of Investments” in Note 2 to the Consolidated Financial Statements. In connection with that determination, investment professionals from the Investment Advisor may provide our Board with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for certain portfolio investments is reviewed by an independent valuation firm quarterly, the ultimate determination of fair value is made by our Board, including our interested directors, and not by such third-party valuation firm. In addition, Messrs. Alala and Broyhill, interested members of our Board, have pecuniary interests in the Investment Advisor. The participation of the Investment Advisor’s investment professionals in our valuation process, and the pecuniary interests in the Investment Advisor by Messrs. Alala and Broyhill, could result in conflicts of interest as the Investment Advisor’s management fee is based, in part, on the value of our gross assets, and our incentive fees will be based, in part, on realized gains and realized and unrealized losses.

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

The Investment Advisory Agreement and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to the Investment Advisor and the Administrator, may not be as favorable to us as if they had been negotiated with an unaffiliated third-party.

Our incentive fee structure may induce Capitala Investment Advisors to pursue speculative investments, and to use leverage when it may be unwise to do so.

The incentive fee payable by us to the Investment Advisor may create an incentive for the Investment Advisor to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to our Investment Advisor is calculated based on a percentage of our return on invested capital. This may encourage our Investment Advisor to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, our Investment Advisor receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, the investment adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income-producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

Although we do not anticipate doing so during at least our first 12 months of operations, we may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, will bear our ratable share of any such investment company’s expenses, including management and performance fees. We also remain obligated to pay management and incentive fees to our Investment Advisor with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our stockholders will bear his or her share of the management and our Investment Advisor’s incentive fee as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.

Capitala Investment Advisors’ liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify Capitala Investment Advisors against certain liabilities, which may lead Capitala Investment Advisors to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Investment Advisory Agreement, the Investment Advisor has not assumed any responsibility to us other than to render the services called for under that agreement. It is not responsible for any action of our Board in following or declining to follow the Investment Advisor’s advice or recommendations. Under the Investment Advisory Agreement, the Investment Advisor, its officers, members and personnel, and any person controlling or controlled by the Investment Advisor is not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Investment Advisor owes to us under the Investment Advisory Agreement. In addition, as part of the Investment Advisory Agreement, we have agreed to indemnify the Investment Advisor and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead the Investment Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

A general increase in interest rates will likely have the effect of making it easier for our Investment Advisor to receive incentive fees, without necessarily resulting in an increase in our net earnings.

Under the structure of our Investment Advisory Agreement with our Investment Advisor, any general increase in interest rates will likely have the effect of making it easier for our Investment Advisor to meet the quarterly hurdle rate for payment of income incentive fees under the Investment Advisory Agreement without any additional increase in relative performance on the part of our Investment Advisor. In addition, in view of the catch-up provision applicable to income incentive fees under the Investment Advisory Agreement, our Investment Advisor could potentially receive a significant portion of the increase in our investment income attributable to such a general increase in interest rates. If that were to occur, our increase in net earnings, if any, would likely be significantly smaller than the relative increase in our Investment Advisor’s income incentive fee resulting from such a general increase in interest rates.

PIK interest payments we receive will increase our assets under management and, as a result, will increase the amount of base management fees and incentive fees payable by us to Capitala Investment Advisors.

Certain of our debt investments contain provisions providing for the payment of contractual PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the base management fee that we pay to the Investment Advisor is based on the value of our gross assets, the receipt by us of PIK interest will result in an increase in the amount of the base management fee payable by us. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by us to the Investment Advisor.

Our Investment Advisor has the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within such time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Investment Advisor has the right, under the Investment Advisory Agreement, to resign at any time on 60 days’ written notice, whether we have found a replacement or not. If our Investment Advisor resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Investment Advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

Our Investment Advisor may not be able to achieve the same or similar returns as those achieved by our Investment Advisor’s investment team while they were employed at prior positions.

Although in the past Mr. Alala and other members of our Investment Advisor’s investment team have held senior positions at a number of investment firms, including the Legacy Funds, their track record and achievements are not necessarily indicative of future results that will be achieved by our Investment Advisor. We cannot assure you that we will be able to achieve the results realized by prior vehicles managed by our Investment Advisor’s investment team, including the Legacy Funds.

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

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the

1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. As of December 31, 2014, we have approximately $192.2 million of outstanding debentures guaranteed by the SBA. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

We generally may not issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board determines that such sale is in our best interests and in the best interests of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us, and the calculation of our base management fee, which is based upon our gross assets, may have the effect of encouraging our Investment Advisor to utilize leverage when it may not be advisable to do so.

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. In addition to the existing SBA-guaranteed debentures, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not been leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distributions on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our Investment Advisor will be payable based on our gross assets, including those assets acquired through the use of leverage, our Investment Advisor will have a financial incentive to incur leverage that may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to our Investment Advisor.

The Credit Facility, and any other credit facility into which we may enter, imposes financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under the Code.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1)
(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(33.5)%	(20.5)%	(7.5)%	5.4%	18.4%

(1)	Assumes $624.9 million in total assets, $380.6 million in debt outstanding and $240.8 million in net assets as of December 31, 2014, adjusted to reflect borrowings of $75.0 million under the Credit Facility. Assumes an average cost of funds of 4.76% which includes the stated interest rate and the SBA annual charge. Actual interest payments may be different.

To the extent we borrow money to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

To the extent we borrow money to finance our investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we borrow money to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Our Investment Advisor does not have significant experience with utilizing these techniques and did not implement these techniques to any significant extent with our portfolio. If we do not implement these techniques properly, we could experience losses on our hedging positions, which could be material.

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

We have fully drawn on our SBA-guaranteed debentures and, absent changes to legislation or regulation, may not make borrowings in excess of their aggregate $192.2 million of SBA-guaranteed debentures outstanding as of December 31, 2014. If we are unable to secure additional debt financing on commercially reasonable terms, our liquidity could be reduced significantly. If we are unable to repay amounts outstanding under any debt facilities we may obtain and are declared in default or are unable to renew or refinance these facilities, we may not be able to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, another economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

You should also be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to our Investment Advisor with respect to our pre-incentive fee net investment income.

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

Our Board has the authority to modify or waive our investment objective, operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to make distributions and cause you to lose all or part of your investment.

We will be subject to corporate-level U.S. federal income tax if we are unable to qualify or maintain our qualification as a RIC under the Code.

Although we have elected to be treated as a RIC beginning with our taxable year ended August 31, 2014, no assurance can be given that we will be able to qualify for and maintain our qualification as a RIC under the Code. To obtain and maintain our qualification as a RIC under the Code, we must meet the following source-of-asset diversification, and distribution requirements.

The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources. The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC under the Code. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses, if any. Because we may use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act, as well as future financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify as a RIC under the Code.

If we fail to qualify as a RIC under the Code for any reason and remain or become subject to corporate-level U.S. federal income tax on all of our income, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution or reinvestment and the amount of our distributions.

We may not be able to pay our stockholders distributions, our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to pay distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future. In the event we liquidate or dispose of a significant equity position in our portfolio, we may distribute a special dividend relating to the realized capital gains from such investment in order to minimize to the greatest extent possible our U.S. federal income or excise tax liability.

When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital, which is a return of a portion of a shareholder’s original investment in our common stock, to the extent of an investor’s basis in our stock and, assuming that an investor holds our stock as a capital asset, thereafter as a capital gain. Generally, a non-taxable return of capital will reduce an investor’s basis in our stock for U.S. federal income tax purposes, which will result in higher tax liability when the stock is sold.

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

Since, in certain cases, we may recognize taxable income before or without receiving corresponding cash payments, we may have difficulty meeting the annual distribution requirement necessary to maintain our qualification as a RIC. Accordingly, to satisfy our RIC distribution requirements, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus become subject to corporate-level U.S. federal income tax.

Our Investment Advisor is not obligated to reimburse us for any part of the incentive fee it receives that is based on accrued income that we never receive.

Part of the incentive fee payable by us to our Investment Advisor that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Our Investment Advisor will not be under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never receive as a result of a default by an entity on the obligation that resulted in the accrual of such income.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders and noteholders could lose confidence in our financial and other public reporting, which would harm our business.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on our business.

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

We and our portfolio companies will be subject to applicable local, state and federal laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in our investment focus shifting from the areas of expertise of our Investment Advisor’s investment team to other types of investments in which the investment team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. In addition, any change to the SBA’s current Debenture SBIC program could have a significant impact on our ability to obtain lower-cost financing and, therefore, our competitive advantage over other finance companies.

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

Fund II and Fund III, which became our wholly owned subsidiaries after the completion of the Formation Transactions, are licensed to act as SBICs and are regulated by the SBA. As of December 31, 2014, Fund II and Fund III portfolio companies accounted for most of our aggregate portfolio. The SBIC licenses allow our SBIC subsidiaries to borrow funds by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. The SBA regulations require, among other things, that a licensed SBIC be examined periodically and audited by an independent auditor to determine the SBIC’s compliance with the relevant SBA regulations.

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

The SBA also prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If Fund II or Fund III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit such Fund’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit such Fund from making new investments. Such actions by the SBA would, in turn, negatively affect us because Fund II and Fund III are our wholly owned subsidiaries. Each of Fund II and Fund III was in compliance with the terms of the SBA’s leverage requirements as of December 31, 2014 as a result of having sufficient capital as defined under the SBA regulations.

Our wholly owned SBIC subsidiaries may be unable to make distributions to us that will enable us to meet or maintain RIC status, which could result in the imposition of a corporate-level U.S. federal income tax.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level U.S. federal income taxes, we will be required to distribute substantially all of our net ordinary income and net capital gain income, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiaries. We will be partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the SBA and SBA regulations from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiaries to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver and if our SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of a corporate-level U.S. federal income tax on us.

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

We received an exemptive order from the SEC exempting us from certain provisions of the 1940 Act and the Exchange Act.

On June 10, 2014, we received an exemptive order from the SEC exempting us, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Exchange Act with respect to Fund II and Fund III. We intend to comply with the conditions of the order. As a result, we will generally be permitted to incur a greater amount of leverage relative to our total assets and net asset value.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

Our business is highly dependent on the communications and information systems of the Investment Advisor. Certain of these systems are provided to the Investment Advisor by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

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

In October 2014, the U.S. Federal Reserve announced that it has terminated its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. It is unclear what effect, if any, the Federal Reserve’s termination of quantitative easing will have on the value of our investments. However, it is possible that without quantitative easing by the Federal Reserve, these developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

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

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of this offering, (ii) in which we have total annual gross revenue of at least $1.0 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the previous second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we have chosen to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our securities less attractive because we will rely on some or all of these exemptions. If some investors find our securities less attractive as a result, there may be a less active and more volatile trading market for our securities.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

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

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of Capitala Finance or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board of Directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third-party to obtain control of us and increase the difficulty of consummating such a transaction. It is the position of the staff of the SEC’s Division of Investment Management that if a BDC fails to opt-out of the Maryland Control Share Acquisition Act, it acts in a manner inconsistent with Section 18(i) of the 1940 Act.

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

The foregoing provisions are expected to discourage certain coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of us to negotiate first with our Board of Directors. However, these provisions may deprive a shareholder of the opportunity to sell such shareholder’s shares at a premium to a potential acquirer. We believe that the benefits of these provisions outweigh the potential disadvantages of discouraging any such acquisition proposals because, among other things, the negotiation of such proposals may improve their terms. Our Board of Directors has considered both the positive and negative effects of the foregoing provisions and determined that they are in the best interest of our shareholders. See “Description of Our Capital Stock — Certain Provisions of the Maryland General Corporation Law and Our Charter and Bylaws.”

The failure in cyber security systems, as well as the occurrence of events unanticipated in the Company’s disaster recovery systems and management continuity planning could impair the Company’s ability to conduct business effectively.

The occurrence of a disaster such as a cyber attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in the Company’s disaster recovery systems, or a support failure from external providers, could have an adverse effect on the Company’s ability to conduct business and on the Company’s results of operations and financial condition, particularly if those events affect the Company’s computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of the Company’s managers were unavailable in the event of a disaster, the Company’s ability to effectively conduct its business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite the Company’s implementation of a variety of security measures, its computer systems could be subject to cyber attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, the Company may experience threats to its data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, the Company’s computer systems and networks, or otherwise cause interruptions or malfunctions in its operations, which could result in damage to the Company’s reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

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

Equity Investments.  When we invest in senior secured loans or mezzanine loans, we may acquire equity securities as well. In addition, we may invest directly in the equity securities of portfolio companies. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. The portfolio currently has several significant equity positions. Distributions, dispositions, or liquidity events of these investments may affect our results of operations and cause us to have to pay a special dividend relating to the realized gains from such investment in order to minimize to the greatest extent possible our U.S. federal income or excise tax liability.

In addition, investing in smaller and lower middle-market companies involves a number of significant risks, including:

•	these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;
•	they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
•	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity; and
•	our executive officers, directors and our Investment Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

An investment strategy focused primarily on smaller privately held companies involves a high degree of risk and presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

Our portfolio consists primarily of debt and equity investments in smaller privately owned venture capital-backed companies. Investing in venture capital-backed companies involves a number of significant risks. Typically, the debt in which we will invest is not initially rated by any rating agency; however, we believe that if such investments were rated, they would be rated below investment grade. Below investment grade securities, which are often referred to as “high yield” or “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Compared to larger publicly owned companies, these venture capital-backed companies may be in a weaker financial position and experience wider variations in their operating results, which may make them more vulnerable to economic downturns. Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors. Our portfolio companies often face intense competition from larger companies with greater financial, technical and marketing resources and their success typically depends on the managerial talents and efforts of an individual or a small group of persons. Therefore, any loss of its key employees could affect a portfolio company’s ability to compete effectively and harm its financial condition. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay its obligations to us, which may have an adverse effect on the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral.

Generally, little public information exists about these companies, and we are required to rely on the ability of our Investment Advisor’s investment team to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

Many of our loans are not fully amortizing and if a borrower cannot repay or refinance such loans at maturity, our results will suffer.

Most of the loans in which we invest are not structured to fully amortize during their lifetime. Accordingly, a significant portion of the principal amount of such a loan may be due at maturity. As of December 31, 2014, all debt instruments in our portfolio, on a fair value basis, will not fully amortize prior to maturity. In order to create liquidity to pay the final principal payment, borrowers typically must raise additional capital. If they are unable to raise sufficient funds to repay us or we have not elected to enter into a new loan agreement providing for an extended maturity, the loan will go into default, which will require us to foreclose on the borrower’s assets, even if the loan was otherwise performing prior to maturity. This will deprive Capitala Finance from immediately obtaining full recovery on the loan and prevent or delay the reinvestment of the loan proceeds in other, more profitable investments.

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

Even though we may have structured most of our investments as secured loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business. Such risk of equitable subordination may be potentially heightened with respect to various portfolio investments that we may be deemed to control. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied. See also “— Because we expect that we will not hold controlling equity interests in most of our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.”

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

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to: (i) increase or maintain in whole or in part our equity ownership percentage; (ii) exercise warrants, options or convertible securities that were acquired in the original or a subsequent financing; or (iii) attempt to preserve or enhance the value of our investment. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We will have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we do not want to increase our concentration of risk, we prefer other opportunities, we are subject to BDC requirements that would prevent such follow-on investments, or the follow-on investment would affect our qualification as a RIC. For example, we may be prohibited under the 1940 Act from making follow-on investments in our portfolio companies that we may be deemed to “control” or in which affiliates of our Investment Advisor are also invested.

Our ability to enter into new transactions with our affiliates, and to restructure or exit our investments in portfolio companies that we are deemed to “control” under the 1940 Act, will be restricted by the 1940 Act, which may limit the scope of investment opportunities available to us.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include concurrent investments in the same company, without prior approval of our independent directors and, in some cases, the SEC. We are prohibited from buying or selling any security from or to any person that controls us or who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any company that is advised or managed by our Investment Advisor or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

In the future, we may co-invest with investment funds, accounts and vehicles managed by our Investment Advisor or its affiliates when doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally will only be permitted to co-invest with such investment funds, accounts and vehicles where the only term that is negotiated is price. However, we and our Investment Advisor intend to file an exemptive application with the SEC to permit greater flexibility to negotiate the terms of co-investments with investment funds, accounts and investment vehicles managed by our Investment Advisor or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. If we file this exemptive application, there can be no assurance that we will receive exemptive relief from the SEC to permit us to co-invest with investment funds, accounts and investment vehicles managed by our Investment Advisor or its affiliates where terms other than price are negotiated.

In addition, within our portfolio there are investments that may be deemed to be “controlled” investment under the 1940 Act. To the extent that our investments in such portfolio companies need to be restructured or that we choose to exit these investments in the future, our ability to do so may be limited if such restructuring or exit also involves the affiliates of our Investment Advisor because such a transaction could be considered a joint transaction prohibited by the 1940 Act in the absence of our receipt of relief from the SEC in connection with such transaction. For example, if an affiliate of our Investment Advisor were required to approve a restructuring of an investment in the portfolio and the affiliate of our Investment Advisor was deemed to be our affiliate, such a restructuring transaction may constitute a prohibited joint transaction under the 1940 Act.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized losses in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

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

Continuation of the current decline in oil and natural gas prices for a prolonged period of time could have a material adverse effect on us.

Approximately 12.3% of our portfolio at fair value is invested in energy-related businesses. A decline in oil and natural gas prices would adversely affect the credit quality of these investments. A decrease in credit quality would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Should the current decline in oil and natural gas prices persist, it is likely that our energy-related portfolio companies’ abilities to satisfy financial or operating covenants imposed by us or other lenders will be adversely affected, thereby negatively impacting our financial condition and their ability to satisfy their debt service and other obligations to us.

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

Our investments in securities rated below investment grade are speculative in nature and are subject to additional risk factors such as increased possibility of default, illiquidity of the security, and changes in value based on changes in interest rates.

The securities that we invest in are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. High yield securities are regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. In addition, high yield securities generally offer a higher current yield than that available from higher grade issues, but typically involve greater risk. These securities are especially sensitive to adverse changes in general economic conditions, to changes in the financial condition of their issuers and to price fluctuation in response to changes in interest rates. During periods of economic downturn or rising interest rates, issuers of below investment grade instruments may experience financial stress that could adversely affect their ability to make payments of principal and interest and increase the possibility of default.

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

The market price and liquidity of the expected market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	price and volume fluctuations in the overall stock market from time to time;
•	investor demand for our shares;
•	significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of these companies;
•	changes in regulatory policies or tax guidelines with respect to RICs, BDCs or SBICs;
•	failure to qualify as a RIC, or the loss of RIC status;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	changes, or perceived changes, in the value of our portfolio investments;
•	departures of the Investment Advisor’s key personnel;
•	operating performance of companies comparable to us; or
•	general economic conditions and trends and other external factors.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

The foregoing provisions are expected to discourage certain coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of us to negotiate first with our Board of Directors. However, these provisions may deprive a shareholder of the opportunity to sell such shareholder’s shares at a premium to a potential acquirer. We believe that the benefits of these provisions outweigh the potential disadvantages of discouraging any such acquisition proposals because, among other things, the negotiation of such proposals may improve their terms. Our Board of Directors has considered both the positive and negative effects of the foregoing provisions and determined that they are in the best interest of our shareholders. See “Description of Our Capital Stock — Certain Provisions of the Maryland General Corporation Law and Our Charter and Bylaws.”

Shares of our common stock have traded at a discount from net asset value and may do so in the future.

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. In part as a result of adverse economic conditions and increasing pressure within the financial sector of which we are a part, our common stock has at times traded below its net asset value per share since our IPO on September 30, 2013. Our shares could continue trade at a discount to net asset value. The possibility that our shares of common stock may trade at a discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below its net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

You may not receive dividends or our dividends may decline or may not grow over time.

We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. In particular, our future dividends are dependent upon the investment income we receive on our portfolio investments. To the extent such investment income declines, our ability to pay future dividends may be harmed.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CPTA.” The following table sets forth, for each fiscal quarter since our initial public offering on September 25, 2013, the range of high and low intraday sales prices of our common stock as reported on the NASDAQ Global Select Market, the premium (discount) of sales price to our net asset value (NAV) and the distributions declared by us for each fiscal quarter.

Fiscal 2015	NAV(1)		High	Low	Premium or (Discount) of High Sales Price to NAV(3)	Premium or (Discount) of Low Sales Price to NAV(3)	Declared Dividends(4)
First Quarter (through March 2, 2015)	$	*	$19.03	$17.97	*	*	$0.47

Fiscal 2014	NAV(1)	High	Low	Premium or (Discount) of High Sales Price to NAV(3)	Premium or (Discount) of Low Sales Price to NAV(3)	Declared Dividends(4)
Fourth Quarter	$18.56	$19.30	$17.60	4.0%	(5.2)%	$0.47
Third Quarter	$19.89	$19.49	$17.60	(2.0)%	(11.5)%	$0.47
Second Quarter	$20.34	$19.87	$17.65	(2.3)%	(13.2)%	$0.47
First Quarter	$20.33	$20.25	$19.00	(0.4)%	(6.5)%	$0.47

Fiscal 2013	NAV(1)	High	Low	Premium or (Discount) of High Sales Price to NAV(3)	Premium or (Discount) of Low Sales Price to NAV(3)	Declared Dividends(4)
Fourth Quarter	$20.71	$20.20	$17.91	(2.5)%	(13.5)%	$0.47
Third Quarter(2)	$20.79	$19.32	$18.41	(7.1)%	(11.4)%	—

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)	From September 25, 2013 to September 30, 2013.
(3)	Calculated as of the respective high or low intraday sales price divided by the quarter end NAV and subtracting 1.
(4)	Represents the dividend paid or to be paid in the specified quarter.
*	Not determinable at the time of filing

HOLDERS

The last reported price for our common stock on March 2, 2015 was $18.75 per share. As of March 2, 2015, there were 59 holders of record of our common stock.

DIVIDENDS

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. To the extent that we have income available, we intend to make monthly distributions to our stockholders. Our monthly stockholder distributions, if any, will be determined by our Board on a quarterly basis. Any distribution to our stockholders will be declared out of assets legally available for distribution.

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

The following table summarizes our distributions declared during fiscal years ended 2015, 2014 and 2013:

Date Declared	Record Date	Payment Date	Amount Per Share
January 2, 2015	March 23, 2015	March 30, 2015	$0.1567
January 2, 2015	February 20, 2015	February 26, 2015	$0.1567
January 2, 2015	January 22, 2015	January 29, 2015	$0.1567
Total Distributions Declared for Fiscal 2015			$0.47

Date Declared	Record Date	Payment Date	Amount Per Share
October 2, 2014	December 19, 2014	December 30, 2014	$0.1567
October 2, 2014	November 21, 2014	November 28, 2014	$0.1567
October 2, 2014	October 22, 2014	October 30, 2014	$0.1567
August 7, 2014	September 12, 2014	September 26, 2014	$0.47
May 8, 2014	June 9, 2014	June 26, 2014	$0.47
February 27, 2014	March 14, 2014	March 26, 2014	$0.47
Total Distributions Declared for Fiscal 2014			$1.88

Date Declared	Record Date	Payment Date	Amount Per Share
November 11, 2013	December 10, 2013	December 30, 2013	$0.47
Total Distributions Declared for Fiscal 2013			$0.47

PERFORMANCE GRAPH

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period from September 25, 2013, the date our common stock began trading, through December 31, 2014. The graph assumes that on September 25, 2013, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. The graph also assumes the reinvestment of all dividends prior to any tax effect.

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

SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2014, we did not engage in the sales of unregistered securities.

ISSUER PURCHASES OF EQUITY SECURITIES

During the year ended December 31, 2014, we issued 55,562 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act. The cash paid for shares of common stock issued under our dividend reinvestment plan during the fiscal year 2014 was approximately $1.1 million.

Other than shares issued under our dividend reinvestment plan during the year ended December 31, 2014, we did not sell any unregistered equity securities and we did not repurchase any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data of the Company as of and for the years ended December 31, 2014 and 2013 are derived from our financial statements that have been audited by Ernst & Young LLP, our independent registered public accounting firm. This financial data should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-K and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows (dollars in thousands except share and per share data):

	For the year ended December 31, 2014	For the year ended December 31, 2013
Statement of operations data:
Total investment income	$49,528	$35,433
Total expenses net of management fee waiver	29,562	15,949
Net investment income	19,966	19,484
Net realized gain from investments	832	2,187
Net unrealized appreciation/(depreciation) on investments	(24,238)	7,187
Net increase/(decrease) in net assets resulting from operations	$(3,440)	$28,858
Per share data:
Net investment income	$1.54	$1.50
Net increase/(decrease) in net assets resulting from operations	$(0.27)	$2.22
Distributions declared	$1.88	$0.47
Net asset value per share	$18.56	$20.71
Balance sheet data:
Total assets	$549,866	$476,428
Total net assets	$240,837	$268,670
Other data:
Total Return(2)(3)	(0.85)%	1.88%
Number of portfolio company investments at period end	52	41
Total portfolio investments for the period	$216,276	$110,929
Investment repayments for the period	$80,197	$52,755

(1)	For historical periods prior to December 31, 2013, the Company had no operations and therefore earnings per share, dividends declared per common share and weighted average shares outstanding information for the periods that include financial results prior to December 31, 2013 are not provided.
(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(3)	Total investment return is calculated assuming a purchase of common shares at the IPO offering price per share at September 25, 2013 of $20.00 and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.

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

Overview

We are a Maryland corporation that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 as amended (the “1940 Act”). We are an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and as such, are subject to reduced public company reporting requirements. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We are managed by Capitala Investment Advisors, LLC (the “Investment Advisor”), and Capitala Advisors Corp. (the “Administrator”) provides the administrative services necessary for us to operate.

We provide capital to lower and traditional middle-market companies in the United States, with a non-exclusive emphasis on the Southeast, Southwest and Mid-Atlantic regions. We invest primarily in companies with a history of earnings growth and positive cash flow, proven management teams, product or service with competitive advantages and industry-appropriate margins. We primarily invest in companies with between $5 million and $30 million in trailing twelve month earnings before interest, tax, depreciation, and amortization (“EBITDA”).

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing, with certain limited exceptions. To maintain our regulated investment company (“RIC”) status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

Corporate History

We commenced operations on May 24, 2013 and completed our initial public offering (“IPO”) on September 30, 2013. The Company was formed for the purpose of (i) acquiring, through a series of transactions, an investment portfolio from the following entities: CapitalSouth Partners Fund I Limited Partnership (“Fund I”); CapitalSouth Partners Fund II Limited Partnership (“Fund II”); CapitalSouth Partners Fund III, L.P. (“Fund III Parent”); CapitalSouth Partners SBIC Fund III, L.P. (“Fund III”) and CapitalSouth Partners Florida Sidecar Fund I, L.P. (“Florida Sidecar” and, collectively with Fund I, Fund II, Fund III and Fund III Parent, the “Legacy Funds”); (ii) raising capital in the IPO and (iii) continuing and expanding the business of the Legacy Funds by making additional debt and equity investments in lower middle market and middle market companies.

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became the Fund’s wholly-owned subsidiaries. Fund II and Fund III retained their SBIC licenses, continue to hold their existing investments and continue to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. As of December 31, 2014, the Company had 12,974,420 shares of common stock outstanding.

At the time of the Formation Transactions, our portfolio consisted of: (1) approximately $326.3 million in investments; (2) an aggregate of approximately $67.1 million in cash, interest receivable and other assets; and (3) liabilities of approximately $202.2 million of SBA-guaranteed debt payable. We have two SBIC-licensed subsidiaries that have elected to be treated as BDCs under the 1940 Act.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries as described in the Formation Transactions above. The transactions related to Fund II, Fund III, and Florida Sidecar constituted an exchange of shares between entities under common control and have been accounted for in accordance with ASC 805, Business Combinations. As such, the Company’s results of operations and cash flows for the year ended December 31, 2013 are presented as if the aforementioned transactions had occurred as of January 1, 2013. In addition, the results of the Company’s operations and cash flows for the year ended December 31, 2012 have been presented on a combined basis in order to provide comparative information with respect to prior periods.

The Company’s financial position as of December 31, 2014 is presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and Florida Sidecar) have been eliminated in consolidation. All financial data and information included in these financial statements have been presented on the basis described above. In the opinion of management, the financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

Revenues

We generate revenue primarily from the periodic cash interest we collect on our debt investments. In addition, most of our debt investments offer the opportunity to participate in a borrower’s equity performance through warrant participation, direct equity ownership or otherwise, which we expect to result in revenue in the form of dividends and/or capital gain. Further, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. These fees will be recognized as they are earned.

Expenses

Our primary operating expenses include the payment of investment advisory fees to our Investment Advisor, our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement and other operating expenses as detailed below. Our investment advisory fee will compensate our Investment Advisor for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. We will bear all other expenses of our operations and transactions, including (without limitation):

•	the cost of our organization;
•	the cost of calculating our net asset value, including the cost of any third-party valuation services;
•	the cost of effecting sales and repurchases of our shares and other securities;
•	interest payable on debt, if any, to finance our investments;
•	fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments and advisory fees;
•	transfer agent and custodial fees;
•	fees and expenses associated with marketing efforts;

•	costs associated with our reporting and compliance obligations under the 1940 Act, the Securities Exchange Act of 1934, as amended, other applicable federal and state securities laws and ongoing stock exchange listing fees;
•	federal, state and local taxes;
•	independent directors’ fees and expenses;
•	brokerage commissions;
•	costs of proxy statements, stockholders’ reports and other communications with stockholders;
•	fidelity bond, directors’ and officers’ liability insurance, errors and omissions liability insurance and other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, telephone and staff;
•	fees and expenses associated with independent audits and outside legal costs; and
•	all other expenses incurred by either our Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of any costs of compensation and related expenses of our chief compliance officer and our chief financial officer and any administrative support staff.

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

Valuation of Investments

The Company applies fair value accounting to all of its financial instruments in accordance with the 1940 Act and ASC Topic 820 — Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 4 to our Consolidated Financial Statements.

In determining fair value, our Board of Directors (“the Board”) uses various valuation approaches, and engages a third-party independent valuation firm, which provides positive assurance on the investments it reviews. In accordance with U.S. GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 securities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

Valuation Techniques

Enterprise Value Waterfall Approach

The enterprise value waterfall approach determines an enterprise value based on EBITDA multiples of publicly traded companies that are considered similar to the subject portfolio company. The Company considers a variety of items in determining a reasonable pricing multiple, including, but not limited to, operating results, budgeted projections, growth, size, risk, profitability, leverage, management depth, diversification, market position, supplier or customer dependence, asset utilization, liquidity metrics, and access to capital markets. EBITDA of the portfolio company is adjusted for non-recurring items in order to reflect a normalized level of earnings that is representative of future earnings. In certain instances, the Company may also utilize revenue multiples to determine enterprise value. When available, the Company may assign a pricing multiple or value its equity investments based on the value of recent investment transactions in the subject portfolio company or offers to purchase the portfolio company. The enterprise value is adjusted for financial instruments with seniority to the Company’s ownership and for the effect of any instrument which may dilute the Company’s investment in the portfolio company. The adjusted enterprise value is then apportioned based on the seniority and privileges of the Company’s investments within the portfolio company.

The enterprise value waterfall approach is primarily utilized to value the Company’s equity securities, including warrants. However, the Company may utilize the enterprise value waterfall approach to value certain debt securities.

Income Approach

The income approach utilizes a discounted cash flow methodology in which the Company estimates fair value based on the present value of a stream of expected cash flows discounted at a market rate of interest. The determination of a discount rate, or required rate of return, takes into account the portfolio company’s fundamentals and perceived credit risk. Because the majority of the Company’s portfolio companies do not have a public credit rating, determining a discount rate often involves assigning an implied credit rating based on the portfolio company’s operating metrics compared to average metrics of similar publicly rated debt. Operating metrics include, but are not limited to, EBITDA, interest coverage, leverage ratio, return on capital, and debt to equity ratios. The implied credit rating is used to assign a base discount rate range based on publicly available yields on similarly rated debt securities. The Company may apply a premium to the discount rate utilized in determining fair value when performance metrics and other qualitative information indicate that there is an additional level of uncertainty about collectability of cash flows.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income and paid-in-kind interest:  Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. The company has loans in the portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at maturity, is recorded on the accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due.

Non-accrual income:  Generally, when interest and/or principal payments on a loan become 90 days or more past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status, and will generally cease recognizing interest income and PIK on that loan for financial reporting purposes. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. The Company writes off any previously accrued and uncollected cash interest when it is determined that interest is no longer considered collectible. The company may elect to cease accruing PIK and continue accruing interest income in cases where a loan is currently paying its interest income but, in management’s judgment, there is a reasonable likelihood of principal loss on the loan. Non-accrual loans are returned to accrual status when the borrower’s financial condition improves such that management believes current interest and principal payments are expected to be collected.

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

Original issue discount/premiums:  Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan. Any remaining discount/premium is accreted or amortized into income upon prepayment of the loan.

Other income:  Origination, amendment, consent, closing and/or commitment fees associated with investments in portfolio companies are recognized as income when the investment transaction closes. Prepayment penalties received by the Company for debt instruments repaid prior to maturity date are recorded as income upon receipt.

Income Taxes

Prior to the Formation Transactions, the Legacy Funds were treated as partnerships for U.S. federal, state and local income tax purposes and, therefore, no provision has been made in the accompanying consolidated financial statements for federal, state or local income taxes. In accordance with the partnership tax law requirements, each partner would include their respective components of the Legacy Funds’ taxable profits or losses, as shown on their Schedule K-1 in their respective tax or information returns. The Legacy Funds are disregarded entities for tax purposes prior to and post the Formation Transactions.

The Company has elected to be treated for U.S. federal income tax purposes, and intends to comply with the requirement to qualify annually thereafter, as a RIC under Subchapter M of the Code and, among other things, intends to make the requisite distributions to its stockholders which will relieve the Company from U.S. federal income taxes. Therefore, no provision has been recorded for U.S. federal income taxes.

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

Depending on the level of taxable income earned in an excise tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next excise tax year and pay a 4.0% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.

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

ASC 740, Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of December 31, 2014 and December 31, 2013, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of December 31, 2014 or 2013. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of December 31, 2014 and 2013. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations.

Portfolio and Investment Activity

As of December 31, 2014, our portfolio consisted of investments in 52 portfolio companies with a fair value of approximately $480.3 million.

During the year ended December 31, 2014, the Company made approximately $216.3 million of investments in new or existing portfolio companies and had approximately $80.2 million in exits and repayments resulting in net investments of approximately $136.1 million for the period. During the year ended December 31, 2013, the Company made approximately $110.9 million of investments in new or existing portfolio companies and had approximately $52.7 million in exits and repayments resulting in net investments of approximately $58.2 million for the year.

During the year ended December 31, 2014, the Company continued to execute its strategy of reallocating its mix of debt and equity within the portfolio. The fair value of our equity portfolio declined from 35.3% of the investment portfolio at December 31, 2013 to only 23.2% of the investment portfolio at December 31, 2014. During the year ended December 31, 2014, the Company exited 4 of its outstanding equity investment (Chef’N Corporation, Naples Lumber & Supply Co, Impresa Aerospace Holdings, LLC, and Take 5 Oil Change, Inc.) and recognized a net gain on equity investments of $5.2 million. Of the $216.3 million in new investments originated during the year ended December 31, 2014, 97.4% related to debt investments.

As of December 31, 2014, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $8.5 million and $9.2 million, and $25.7 million and $24.2 million, respectively. As of December 31, 2014, the Company had approximately $55.1 million of cash and cash equivalents. As of December 31, 2013, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $7.3 million and $8.9 million, and $25.3 million and $25.3 million, respectively. As of December 31, 2013, the Company had $101.6 million of cash and cash equivalents.

As of December 31, 2014, our income-bearing investment portfolio, which represented 76.7% of our total portfolio, had a weighted average yield of approximately 12.5%. As of December 31, 2014, 79.0% of our income-bearing portfolio was bearing a fixed rate of interest. As of December 31, 2013, our income-bearing investment portfolio, which represented 64.6% of our total portfolio, had a weighted average yield of approximately 13.7% all bearing a fixed rate of interest.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of December 31, 2014 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total	Investments at Fair Value	Fair Value Percentage of Total
Senior Secured Debt	$146,399	29.5%	$146,314	27.3%
Subordinated Debt	231,901	46.7	222,300	41.5
Equity and Warrants	62,855	12.7	111,723	20.9
Cash and Cash Equivalents	55,107	11.1	55,107	10.3
Total	$496,262	100.0%	$535,444	100.0%

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of December 31, 2013 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total	Investments at Fair Value	Fair Value Percentage of Total
Senior Secured Debt	$103,457	25.7%	$102,071	21.9%
Subordinated Debt	136,638	33.9	133,710	28.7
Equity and Warrants	61,204	15.2	128,938	27.6
Cash and Cash Equivalents	101,622	25.2	101,622	21.8
Total	$402,921	100.0%	$466,341	100.0%

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	December 31, 2014		December 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Oil & Gas Services	$34,088	7.1%	$30,506	8.4%
Transportation	27,094	5.6	6,000	1.6
Sales & Marketing Services	23,632	4.9	22,753	6.3
IT Government Contracting	20,000	4.2	—	—
Food Product Manufacturer	19,126	4.0	—	—
Printing Services	18,324	3.8	16,448	4.5
QSR Franchisee	17,465	3.6	24,787	6.8
Bakery Supplies Distributor	16,297	3.4	—	—
Personal Product Manufacturer	16,241	3.4	14,073	3.9
Automobile Part Manufacturer	15,846	3.3	—	—
Footwear Retail	15,687	3.3	14,807	4.1
Home Décor Manufacturer	14,611	3.0	—	—
Oil & Gas Engineering and Consulting Services	14,547	3.0	15,000	4.1
Medical Device Distributor	14,349	3.0	11,121	3.0
Industrial Equipment Rental	13,212	2.8	22,500	6.2
Retail Display & Security Services	12,958	2.7	10,823	3.0
Construction Services	12,500	2.6	—	—
Healthcare Management	12,420	2.6	—	—
Wireless Communication Retailer	12,000	2.5	—	—
Computer Supply Retail	11,984	2.5	6,673	1.8
Western Wear Retail	10,920	2.3	4,774	1.3
Textile Equipment Manufacturer	10,577	2.2	9,031	2.5
Energy Services	10,573	2.2	8,783	2.4

	December 31, 2014		December 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Restaurant Chain	$9,738	2.0%	$—	—%
Financial Services	8,300	1.7	—	—
Data Processing & Digital Marketing	8,005	1.7	5,061	1.4
Dental Practice Management	7,826	1.6	9,273	2.6
Conglomerate	7,179	1.5	7,630	2.1
Specialty Clothing	5,723	1.2	12,724	3.5
Produce Distribution	5,711	1.2	6,631	1.8
Scrap Metal Recycler	4,927	1.0	3,950	1.1
Building Products	4,895	1.0	—	—
Replacement Window Manufacturer	4,857	1.0	6,284	1.7
Online Merchandise Retailer	4,804	1.0	—	—
Fuel Transportation Services	4,783	1.0	10,274	2.8
Advertising & Marketing Services	4,219	0.9	4,911	1.3
Automotive Chemicals & Lubricants	3,891	0.8	3,886	1.1
Petroleum Equipment Supplier	3,850	0.8	3,624	1.0
Industrial Manufacturing	3,510	0.7	3,440	0.9
Education Services	3,000	0.6	—	—
Professional Employer Organization	2,700	0.6	22,677	6.2
QSR Franchisor	2,506	0.5	14,622	4.0
Specialty Defense Contractor	1,850	0.4	2,799	0.8
Online Travel Sales & Marketing	1,750	0.4	1,638	0.4
Home Product Manufacturer	758	0.2	—	—
In-Home Healthcare Services	624	0.1	748	0.2
IT Hosting Services	480	0.1	453	0.1
Culinary Products	—	—	10,302	2.8
Aerospace Parts Manufacturer	—	—	10,064	2.8
Building Supplies	—	—	2,509	0.7
Quick Lube Services	—	—	1,604	0.4
Industrial Boiler Manufacturer	—	—	1,536	0.4
Total	$480,337	100.0%	$364,719	100.0%

Recent declines in oil prices has had an impact on the energy industry and has contributed towards the volatility in the leverage loan market during the fourth quarter of 2014. The events have had an impact on our investments in the energy sector.

As of December 31, 2014, we had five investments within the energy sector, representing approximately 12.3% of the total investment portfolio, based on fair values. The December 31, 2014 fair values were approximately 89.5% of cost, compared to 99.5% at December 31, 2013.

At December 31, 2014, all energy related investments were current on interest payments. Management continues to closely monitor each of these investments, maintaining frequent dialogue with company management and, where appropriate, sponsors.

With the exception of an $8.3 million investment in an internationally headquartered company, all investments made by the Company as of December 31, 2014 and December 31, 2013 were made in portfolio companies located in the United States. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value as of December 31, 2014 and December 31, 2013 (dollars in thousands):

	At December 31, 2014		At December 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$272,457	56.7%	$254,143	69.7%
Northeast	86,411	18.0	23,436	6.4
West	75,066	15.7	66,637	18.3
Midwest	38,103	7.9	20,503	5.6
International	8,300	1.7	—	—
Total	$480,337	100.0%	$364,719	100.0%

In addition to various risk management tools, our Investment Advisor also uses an investment rating system to characterize and monitor our expected level of return on each investment in our portfolio.

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

Our internal investment rating system incorporates the following five categories:

Investment Rating	Definition
1	In general, the investment may be performing above our internal expectations. Full return of principal and interest is expected. Capital gain is expected.
2	In general, the investment may be performing within our internal expectations, and potential risks to the applicable investment are considered to be neutral or favorable compared to any potential risks at the time of the original investment. All new investments are initially given this rating.
3	In general, the investment may be performing below our expectations and therefore, investments in this category may require closer internal monitoring; however, the valuation team believes that no loss of investment return (interest and/or dividends) or principal is expected. The investment also may be out of compliance with certain senior or senior subordinated debt financial covenants.
4	In general, the investment may be performing below internal expectations and quantitative risks may have increased substantially since the original investment. Loss of some of principal is expected.
5	In general, the investment may be performing substantially below our internal expectations and a number of quantitative or qualitative risks may have increased substantially since the original investment. Loss of some or all principal is expected.

Our Investment Advisor will monitor and, when appropriate, change the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, our Investment Advisor will review these investment ratings on a quarterly basis, and our Board will affirm such ratings. The investment rating of a particular investment should not, however, be deemed to be a guarantee of the investment’s future performance.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2014 and 2013 (dollars in thousands):

	As of December 31, 2014		As of December 31, 2013
Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$146,471	30.5%	$183,194	50.2%
2	271,864	56.6	129,721	35.5
3	55,325	11.5	44,680	12.3
4	6,677	1.4	7,124	2.0
5	—	—	—	—
Total	$480,337	100.0%	$364,719	100.0%

As of December 31, 2014, the Company had debt investments in one portfolio company on non-accrual status with a total principal amount of $3.5 million, amortized cost of $3.4 million and a fair value of $0.0 million, which represented 0.8%, 0.8%, and 0.0% of the investment portfolio, respectively. As of December 31, 2013, the Company had debt investments in four portfolio companies on non-accrual status with a total principal amount of $12.1 million, amortized cost of $10.3 million and a fair value of $6.5 million representing 3.3%, 2.8% and 1.8% of the investment portfolio, respectively.

As of December 31, 2014, the Company had debt investments in one portfolio company on PIK non-accrual status with a total principal of $13.1 million, amortized cost of $13.1 million, and a fair value of $10.6 million, representing 3.2%, 3.0%, and 2.2% of the investment portfolio, respectively. As of December 31, 2013, the Company had no investments on PIK non-accrual status.

Results of Operations

Operating results for the years ended December 31, 2014, 2013, and 2012 are as follows (dollars in thousands):

	For the Year Ended December 31
	2014	2013	2012
Total investment income	$49,528	$35,433	$24,939
Total expenses, net	29,562	15,949	12,015
Net investment income	19,966	19,484	12,924
Net realized gains from investments	832	2,187	1,590
Net increase/(decrease) in unrealized appreciation	(24,238)	7,187	35,056
Net increase/(decrease) in net assets resulting from operations	$(3,440)	$28,858	$49,570

Investment income

The composition of our investment income for the years ended December 31, 2014, 2013 and 2012 was as follows (dollars in thousands):

	For the Year Ended December 31
	2014	2013	2012
Interest and fee income	$39,118	$25,777	$21,763
Payment-in-kind interest and dividend income	2,833	1,571	1,789
Dividend income	7,557	6,432	1,052
Interest from cash and cash equivalents	20	149	141
Other income	—	1,504	194
Total investment income	$49,528	$35,433	$24,939

For the year ended December 31, 2014, total investment income increased $14.1 million, or 39.8% compared to the fiscal year ended December 31, 2013. The Company had net deployments of debt securities of $140.3 million during the year ended December 31, 2014, which increased interest, fee, PIK, and overall investment income growth year over year.

For the year ended December 31, 2013, total investment income increased $10.5 million, or 42.1% compared to the fiscal year ended December 31, 2012. The increase from the prior year relates to higher loan and fee income resulting from an increasing investment portfolio.

Operating expenses

The composition of our expenses for the years ended December 31, 2014, 2013 and 2012 was as follows (dollars in thousands):

	For the Year Ended December 31
	2014	2013	2012
Interest and financing expenses	$13,375	$8,384	$7,853
Management fees, net of management fee waiver	9,051	4,731	4,043
Incentive fees	2,838	1,525	—
Administrative expenses	953	226	—
Other operating expenses	3,345	1,083	119
Total expenses, net of management fee waiver	$29,562	$15,949	$12,015

For the year ended December 31, 2014, operating expenses increased $13.6 million, or 85.4%, compared to the year ended December 31, 2013. Interest expense increased year over year primarily due to our June 2014 $113.4 million offering of 7.125% fixed rate notes due 2021 (“the Notes”). Management and incentive fees increased for the year ended December 31, 2014 primarily because 2014 was a full year under terms of the Investment Advisory Agreement that we entered into with the Investment Advisor on September 24, 2013. Administrative expenses increased year over year primarily due to a full year under terms of the Administration Agreement. Other operating expenses increased year over year due to a full year of regulatory and reporting costs subsequent to our IPO on September 30, 2013.

For the year ended December 31, 2013, operating expenses increased $3.9 million, or 32.7% compared to the year ended December 31, 2012. The increase is attributable to an incentive fee of $1.5 million under the new Investment Advisory Agreement, and $0.9 million of administrative expenses and other operating expenses following the IPO on September 30, 2013.

Net realized gains/losses on sales of investments

During the years ended December 31, 2014, 2013 and 2012, we recognized $0.8 million, $2.2 million and $1.6 million of net realized gains on our portfolio investments, respectively.

Net unrealized appreciation on investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the years ended December 31, 2014, 2013 and 2012, we had $(24.2) million, $7.2 million and $35.1 million of unrealized appreciation (depreciation), respectively, on portfolio investments. During the year ended December 31, 2014, depreciation within the portfolio was driven by monetization of equity value through $7.6 million in dividends received from portfolio companies, $6.4 million in depreciation related to investments in the energy sector, and $10.4 million of depreciation driven primarily by negative earnings trends in the remaining investment portfolio.

Changes in net assets resulting from operations

For the fiscal years ended December 31, 2014, 2013 and 2012 we recorded a net increase (decrease) in net assets resulting from operations of $(3.4) million, $28.9 million, and $49.6 million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2014 and 2013, our per share net increase (decrease) in net assets resulting from operations was $(0.27) and $2.22, respectively.

Financial Condition, Liquidity and Capital Resources

The Company uses and intends to use existing cash primarily to originate investments in new and existing portfolio companies, pay dividends to our shareholders, and repay indebtedness.

On September 30, 2013, the Company issued 4,000,000 shares at $20.00 per share in its IPO, yielding net proceeds of $74.25 million.

Including the net proceeds from the Company’s IPO on September 30, 2013, the Company has raised approximately $231.5 million in net proceeds and credit availability in debt and equity offerings through December 31, 2014.

The Company issued $113.4 million in aggregate principal amount of 7.125% fixed-rate notes in June of 2014, yielding net proceeds of $109.1 million after underwriting costs. The Notes will mature on June 16, 2021, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after June 17, 2017 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. The notes bear interest at a rate of 7.125% per year payable quarterly on March 16, June 16, September 16, and December 16 of each year, beginning September 16, 2014. The Notes are listed on the New York Stock Exchange under the trading symbol “CLA” with a par value $25.00 per share.

On October 17, 2014, the Company entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. The Credit Facility initially provides for borrowings up to $50,000,000 and may be increased up to $150,000,000 pursuant to its “accordion” feature. The Credit Facility matures on October 17, 2018. Underwriting costs for the Credit Facility were $1.8 million and will be amortized over the term of the Facility. As of December 31, 2014, the Company had not utilized the Credit Facility.

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

As of December 31, 2014, Fund II had $26.2 million in regulatory capital and $42.2 million in SBA- guaranteed debentures outstanding and Fund III had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding. In addition to our existing SBA-guaranteed debentures, we may, if permitted by regulation, seek to issue additional SBA-guaranteed debentures as well as other forms of leverage and borrow funds to make investments. On June 10, 2014, we received an exemptive order from the SEC exempting us, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. We intend to comply with the conditions of the order.

As of December 31, 2014, we had $55.1 million in cash and cash equivalents, and our net assets totaled $240.8 million.

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

A summary of the Company’s significant contractual payment obligations as of December 31, 2014 is as follows (dollars in thousands):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
SBA Debentures	$8,000	$13,500	$5,000	$165,700	$192,200
Notes	—	—	—	113,438	113,438
Total Contractual Obligations	$8,000	$13,500	$5,000	$279,138	$305,638

Distributions

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. To the extent that we have income available, we intend to make quarterly distributions to our stockholders for the first four full quarters subsequent to our IPO and then make monthly distributions thereafter. Our monthly stockholder distributions, if any, will be determined by our Board on a quarterly basis. Any distribution to our stockholders will be declared out of assets legally available for distribution.

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

Related Parties

We have entered into the Investment Advisory Agreement with the Investment Advisor. Mr. Alala, our chief executive officer, president and chairman of our Board, is the managing partner and chief investment officer of the Investment Advisor, and Mr. Broyhill, a member of our Board, has an indirect controlling interest in the Investment Advisor.

In addition, the Investment Advisor’s investment team also manages CapitalSouth Partners SBIC Fund IV, L.P. (“Fund IV”); a private investment limited partnership providing financing solutions to smaller and lower middle-market companies that had its first closing in March 2013 and obtained SBA approval for its SBIC license in April 2013. In addition to Fund IV, affiliates of the Investment Advisor may manage several affiliated funds whereby institutional limited partners in Fund IV, have had the opportunity to co-invest with Fund IV in portfolio investments. The Investment Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. The Investment Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Advisor or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Advisor’s allocation procedures. We do not expect to make co-investments, or otherwise compete for investment opportunities, with Fund IV because its focus and investment strategy differ from our own.

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

Recent Developments

Distributions

On January 2, 2015, our Board of Directors declared the following distributions:

Date Declared	Record Date	Payment Date	Amount Per Share
January 2, 2015	March 23, 2015	March 30, 2015	$0.1567
January 2, 2015	February 20, 2015	February 26, 2015	$0.1567
January 2, 2015	January 22, 2015	January 29, 2015	$0.1567
Total Dividends Declared for Fiscal 2015			$0.47

Credit Facility

On January 6, 2015, the Company entered into an Incremental Assumption Agreement (the “Incremental Assumption Agreement”) relating to the Credit Facility. The Incremental Assumption Agreement increased the amount of borrowings available under the Credit Facility from $50.0 million to $80.0 million. The

$30.0 million increase in total commitments under the Credit Facility was executed under the “accordion” feature of the Credit Facility, which allows for an increase in total commitments under the Credit Facility up to $150.0 million.

Portfolio Activity

On January 23, 2015, the Company invested $20.0 million in subordinated debt of Tender Greens Holdings, LLC, earning 14.0% cash interest, plus warrant participation.

On February 13, 2015, the Company invested $1.5 million in senior secured term debt and subordinated debt of Sun & Skin Care Research, LLC, an existing portfolio investment, earning 7.0% cash interest.

On February 20, 2015, the Company invested $1.1 million in subordinated debt of On-Site Fuel Services, Inc., an existing portfolio investment, earning 14.0% cash interest and 4.0% PIK.

On February 26, 2015, the Company invested $15.0 million in subordinated debt of Portrait Innovations, Inc., earning 12.0% cash interest.

On March 2, 2015, the Company received $12.0 million from A Wireless Holding Company, representing full repayment of the Company’s subordinated debt investment, yielding 12.0% cash interest, due September 9, 2019.

On March 2, 2015, the Company received $4.0 million from the sale of 179,748 shares of Boot Barn, Inc. (NYSE:BOOT), resulting in a realized gain of $3.3 million. The Company still holds 420,252 shares of BOOT, subject to a lockup agreement that expires during the second quarter of 2015.

Special Distribution

On February 26, 2015, the Company’s board of directors declared a special distribution in the aggregate amount of approximately $6.5 million, or $0.50 per share of the Company’s common stock, to be paid monthly over the remainder of 2015. This represents approximately a 32% increase over normal monthly distributions, as previously announced.

Share Repurchase Program

On February 26, 2015, the Company’s board of directors authorized a program for the purpose of repurchasing up to $12 million worth of its common stock. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Unless extended by the Company’s board of directors, the Company expects the repurchase program to be in place until the earlier of March 31, 2016 or until $12 million of the Company’s outstanding shares of common stock have been repurchased.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will generally not be affected by changes in various interest rates, including LIBOR, as assets and liabilities are fixed as of December 31, 2014. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the year ended December 31, 2014, we did not engage in hedging activities.

As of December 31, 2014, the Company held 9 securities at a cost of $77.9 million, bearing a variable rate of interest. The Company’s variable rate investments represent approximately 21.0% of the fair market value of total interest earning investments. All variable rate securities are London Interbank Offered Rate (“LIBOR”) based and are subject to interest rate floors. As of December 31, 2014, all variable rate securities were yielding interest at a rate equal to the established interest rate floor. As of December 31, 2014, all of our interest paying liabilities, consisting of $192.2 million in SBA-guaranteed debentures and $113.4 million in notes payable, were bearing interest at a fixed rate. While our credit facility bears a variable rate of interest based on LIBOR, no amount was outstanding during the year ended December 31, 2014.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Based on our December 31, 2014 balance sheet, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$1,770	$—	$1,770
Up 200 basis points	$962	$—	$962
Up 100 basis points	$154	$—	$154
Down 100 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 300 basis points	$—	$—	$—

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Capitala Finance Corp.

We have audited the accompanying consolidated statement of assets and liabilities of Capitala Finance Corp. (the Company), including the consolidated schedule of investments, as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets, and cash flows and the financial highlights for each of the two years in the period ended December 31, 2014. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2014 and 2013 by correspondence with the custodian and directly with management or designees of the portfolio companies, as applicable. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of Capitala Finance Corp. at December 31, 2014 and 2013, and the consolidated results of its operations, changes in its net assets, cash flows, and its financial highlights for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Charlotte, North Carolina
March 4, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Capitala Finance Corp.

We have audited the accompanying combined statements of operations, changes in net assets, and cash flows of Capitala Finance Corp. (the “Company”) for the year ended December 31, 2012. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.

/s/ Dixon Hughes Goodman LLP

High Point, North Carolina
March 28, 2014, except for Note 11, as to which the date is March 4, 2015

Capitala Finance Corp.

Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share data)

	As of
	December 31, 2014	December 31, 2013
ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $219,163 and $84,138, respectively)	$236,804	$99,140
Affiliate investments (amortized cost of $154,552 and $159,104, respectively)	171,471	189,098
Control investments (amortized cost of $67,440 and $58,057, respectively)	72,062	76,481
Total investments at fair value (amortized cost of $441,155 and $301,299, respectively)	480,337	364,719
Cash and cash equivalents	55,107	101,622
Interest and dividend receivable	3,113	2,917
Due from related parties	518	1,645
Deferred financing fees (net of accumulated amortization of $3,288 and $2,216, respectively)	10,002	4,871
Prepaid expenses	515	654
Other assets	274	—
Total assets	$549,866	$476,428
LIABILITIES
SBA debentures	$192,200	$202,200
Notes	113,438	—
Due to related parties	8	521
Management and incentive fee payable	159	2,157
Interest payable	2,902	2,723
Accounts payable and accrued expenses	322	157
Total liabilities	$309,029	$207,758
Commitments and contingencies (Note 2)
NET ASSETS
Common stock, par value $.01, 100,000,000 common shares authorized, 12,974,420 common shares issued and outstanding, respectively	$130	$130
Additional paid in capital	188,408	188,408
Accumulated undistributed net investment income	12,314	16,760
Accumulated undistributed net realized gain (loss) from investments	803	(48)
Net unrealized appreciation on investments	39,182	63,420
Total net assets	240,837	268,670
Total liabilities and net assets	$549,866	$476,428
Net asset value per share	$18.56	$20.71

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the year ended December 31
	2014	2013	2012
			(combined)
INVESTMENT INCOME
Interest and fee income:
Non-control/Non-affiliate investments	$16,209	$8,355	$6,742
Affiliate investments	17,105	12,688	11,683
Control investments	5,804	4,734	3,338
Total interest and fee income	39,118	25,777	21,763
Payment-in-kind interest and dividend income:
Non-control/Non-affiliate investments	937	175	185
Affiliate investments	1,169	471	532
Control investments	727	925	1,072
Total payment-in-kind interest and dividend income	2,833	1,571	1,789
Dividend income:
Non-control/Non-affiliate investments	1,818	35	—
Affiliate investments	774	314	431
Control investments	4,965	6,083	621
Total dividend income	7,557	6,432	1,052
Other income	—	1,504	194
Interest income from cash and cash equivalents	20	149	141
Total investment income	49,528	35,433	24,939
EXPENSES
Interest and financing expenses	13,375	8,384	7,853
Base management fee	9,289	5,064	4,193
Incentive fees	2,838	1,525	—
Administrative expenses	953	226	—
Other operating expenses	3,345	1,083	119
Expenses before management fee waiver	29,800	16,282	12,165
Management fee waiver (See Note 5)	(238)	(333)	(150)
Total expenses, net of management fee waiver	29,562	15,949	12,015
NET INVESTMENT INCOME	19,966	19,484	12,924
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	2,564	6,011	180
Affiliate investments	(1,843)	(4,099)	1,410
Control investments	111	275	—
Total realized gain from investments	832	2,187	1,590
Net unrealized appreciation (depreciation) on investments	(24,238)	7,187	35,056
Net gain (loss) on investments	(23,406)	9,374	36,646
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(3,440)	$28,858	$49,570
NET INCREASE (DECREASE) IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC AND DILUTED	$(0.27)	$2.22	N/A
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – BASIC AND DILUTED	12,974,420	12,974,420	N/A
DISTRIBUTIONS DECLARED AND PAID PER SHARE	$1.88	$0.47	—

N/A — Not Applicable

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Changes in Net Assets
(in thousands, except share data)

	General Partner	Limited Partners	Common Stock		Additional Paid in Capital	Accumulated Undistributed Net Investment Income	Accumulated Undistributed Net Realized Gains (Losses)	Net Unrealized Appreciation/ (Depreciation) on Investments	Total
			Number of Shares	Par Value
BALANCE, December 31, 2011	$209	$70,366	—	$—	$—	$7,783	$—	$21,177	$99,535
Partners' capital contributions	73	6,992	—	—	—	—	—	—	7,065
Distribution to partners	—	—	—	—	—	(12,147)	(1,590)	—	(13,737)
Net investment income	—	—	—	—	—	12,924	—	—	12,924
Net realized gain from investments	—	—	—	—	—	—	1,590	—	1,590
Net change in unrealized appreciation/(depreciation) on portfolio investments	—	—	—	—	—	—	—	35,056	35,056
BALANCE, December 31, 2012	282	77,358	—	—	—	8,560	—	56,233	142,433
Partners' capital contributions	—	24,852	—	—	—	—	—	—	24,852
Distribution to partners	—	—	—	—	—	(5,186)	(2,235)	—	(7,421)
Formation transactions	(282)	(102,210)	8,974,420	90	114,198	—	—	—	11,796
Public offering of common stock	—	—	4,000,000	40	74,210	—	—	—	74,250
Net investment income	—	—	—	—	—	19,484	—	—	19,484
Net realized gain from investments	—	—	—	—	—	—	2,187	—	2,187
Net change in unrealized appreciation/(depreciation) on portfolio investments	—	—	—	—	—	—	—	7,187	7,187
Distributions	—	—	—	—	—	(6,098)	—	—	(6,098)
BALANCE, December 31, 2013	—	—	12,974,420	130	188,408	16,760	(48)	63,420	268,670
Net investment income	—	—	—	—	—	19,966	—	—	19,966
Net realized gain from investments	—	—	—	—	—	—	832	—	832
Net change in unrealized appreciation/ (depreciation) on portfolio investments	—	—	—	—	—	—	—	(24,238)	(24,238)
Distributions	—	—	—	—	—	(24,393)	—	—	(24,393)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	—	—	—	(19)	19	—	—
BALANCE, December 31, 2014	$—	$—	12,974,420	$130	$188,408	$12,314	$803	$39,182	$240,837

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31
	2014	2013	2012
			(combined)
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(3,440)	$28,858	$49,570
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchase of portfolio investments	(216,276)	(110,929)	(56,473)
Repayments of portfolio investments	80,197	52,755	23,716
Net realized gain on portfolio investments	(832)	(2,187)	(1,590)
Net unrealized appreciation/(depreciation) on portfolio investments	24,238	(7,187)	(35,056)
Payment-in-kind interest and dividends	(2,833)	(1,408)	(1,473)
Accretion of original issue discount on portfolio investments	(111)	(36)	(316)
Amortization of deferred financing fees	1,072	318	634
Changes in assets and liabilities:
Interest and dividend receivable	(196)	(1,000)	(558)
Due from related parties	1,127	(151)	142
Prepaid expenses	139	(654)	—
Other assets	(274)	—	—
Due to related parties	(513)	324	(224)
Management and incentive fee payable	(1,998)	2,157	—
Interest payable	179	238	647
Accounts payable and accrued expenses	165	80	(357)
NET CASH USED IN OPERATING ACTIVITIES	(119,356)	(38,822)	(21,338)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of SBA-guaranteed debentures	—	25,000	35,000
Partners’ capital contributions	—	24,852	7,252
Proceeds from IPO, net of underwriting expense	—	74,250	—
Repayment of SBA debentures	(10,000)	—	—
Issuance of notes	113,438
Distributions paid to general and limited partners	—	(7,421)	(13,779)
Distributions paid	(24,393)	(6,098)	—
Deferred financing fees paid	(6,204)	(606)	(849)
NET CASH PROVIDED BY FINANCING ACTIVITIES	72,841	109,977	27,624
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(46,515)	71,155	6,286
CASH AND CASH EQUIVALENTS, beginning of year	101,622	30,467	24,181
CASH AND CASH EQUIVALENTS, end of year	$55,107	$101,622	$30,467
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$12,120	$7,828	$6,573
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
In-kind contribution of assets	$—	$11,796	$—
Distribtion payable	$—	$—	$(16)
Conversion of debt securities to equity securities	$—	$—	$2,365
Release of restricted cash for partners’ capital contribution	$—	$—	$56
Capital contribution in exchange for waived management fee	$—	$—	$5

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments
(in thousands, except for units)
December 31, 2014

Company(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Non-control/Non-affiliated investments – 98.3%
AAE Acquisition, LLC(1)	Industrial Equipment Rental	Senior Secured Term Debt (12% Cash, Due 3/31/18)	$11,000	$10,998	$11,000	4.6%
AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (14% fully diluted)		17	2,212	0.9%
				11,015	13,212	5.5%
A Wireless Holding Company	Wireless Communication Retailer	Subordinated Debt (12% Cash, Due 9/9/19)	12,000	12,000	12,000	5.0%
				12,000	12,000	5.0%
American Exteriors, LLC(1),(11)	Replacement Window Manufacturer	Senior Secured Debt (14.0% Cash, Due 6/30/15)	4,357	3,157	4,357	1.8%
American Exteriors, LLC(1)	Replacement Window Manufacturer	Jr. Convertible Note (10.0% Cash, Due 6/30/16)	500	415	500	0.2%
American Exteriors, LLC(7)	Replacement Window Manufacturer	Common Stock Warrants (15% fully diluted)		—	—	0.0%
				3,572	4,857	2.0%
Bluestem Brands, Inc.	Online Merchandise Retailer	Senior Secured Debt (L+7.5%, 1% Floor, Due 11/7/20)	5,000	4,804	4,804	2.0%
				4,804	4,804	2.0%
Boot Barn Holdings, Inc(8)	Western Wear Retail	Common Stock (600,000 shares)		2,400	10,920	4.5%
				2,400	10,920	4.5%
Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)		258	193	0.1%
Caregiver Services, Inc.(7)	In-Home Healthcare Services	Common Stock Warrants (655,908 units)		264	431	0.2%
				522	624	0.3%
Construction Partners, Inc.	Construction Services	Subordinated Debt (11.5% Cash, Due 6/12/20)	12,500	12,500	12,500	5.2%
				12,500	12,500	5.2%
Crowley Holdings, Inc.(6)	Transportation	Series A Income Preferred Shares (6,000 shares, 10% Cash, 2% PIK dividend)		6,145	6,145	2.6%
				6,145	6,145	2.6%
CSM Bakery Solutions, LLC	Bakery Supplies Distributor	Subordinated Debt (L+7.75%, 1% Floor, Due 8/7/22)	17,000	16,640	16,297	6.8%
				16,640	16,297	6.8%
Flavors Holdings, Inc.	Food Product Manufacturer	Senior Secured Term Debt (L+5.75%, 1% Floor, Due 4/3/20)	7,900	7,594	7,594	3.2%
Flavors Holdings, Inc.	Food Product Manufacturer	Subordinated Debt (L+10.00%, 1% Floor, Due 10/3/21)	12,000	11,532	11,532	4.7%
				19,126	19,126	7.9%
Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Senior Secured Term Debt (13% Cash, Due 10/6/16)	2,000	2,000	1,850	0.8%
Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Common Unit Warrants (12% fully diluted)		—	—	0.0%
				2,000	1,850	0.8%
Kelle’s Transport Service, LLC	Transportation	Senior Secured Debt (14% Cash, Due 3/31/19)	15,366	15,351	15,366	6.3%
Kelle’s Transport Service, LLC(6)	Transportation	Preferred Units (1,000 units, 10% PIK Dividend)		2,802	2,802	1.2%
Kelle’s Transport Service, LLC	Transportation	Common Stock Warrants (15% fully diluted)		23	2,781	1.2%
				18,176	20,949	8.7%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units)
December 31, 2014

Company(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Medical Depot, Inc.(1)	Medical Device Distributor	Subordinated Debt (14% Cash, Due 9/27/20)	$4,667	$4,667	$4,667	1.9%
Medical Depot, Inc.	Medical Device Distributor	Series C Convertible Preferred Stock (740 shares)		1,333	5,283	2.2%
				6,000	9,950	4.1%
Meritas Schools Holdings, LLC	Education Services	Subordinated Debt (L+9.00%, 1% Floor, Due 1/23/21)	3,000	2,986	3,000	1.2%
				2,986	3,000	1.2%
Merlin International, Inc.	IT Government Contracting	Subordinated Debt (12.5% Cash, Due 12/16/19)	20,000	20,000	20,000	8.3%
				20,000	20,000	8.3%
Nielsen & Bainbridge, LLC	Home Décor Manufacturer	Subordinated Debt (L+9.25%, 1% Floor, Due 8/15/21)	15,000	14,785	14,611	6.1%
				14,785	14,611	6.1%
Precision Manufacturing, LLC(2)	Industrial Boiler Manufacturer	Subordinated Debt (14% Cash, Due 2/13/15)	200	200	—	0.0%
Precision Manufacturing, LLC(2)	Industrial Boiler Manufacturer	Subordinated Debt (14% Cash, Due 2/28/15)	300	300	—	0.0%
Precision Manufacturing, LLC(2)	Industrial Boiler Manufacturer	Subordinated Debt (13% Cash, Due 2/10/17)	2,850	2,850	—	0.0%
Precision Manufacturing, LLC	Industrial Boiler Manufacturer	Membership Unit Warrants (6.65% fully diluted)		—	—	0.0%
				3,350	—	0.0%
Sequoia Healthcare Management, LLC	Healthcare Management	Senior Secured Term Debt (12% cash, 4% PIK, due 7/17/19)	12,420	12,195	12,420	5.2%
				12,195	12,420	5.2%
Sierra Hamilton, LLC	Oil & Gas Engineering and Consulting Services	Senior Secured Debt (12.25% Cash, Due 12/15/18)	15,000	15,000	14,547	6.0%
				15,000	14,547	6.0%
Southern Pump & Tank Company, LLC(1)	Petroleum Equipment Supplier	Senior Secured Term Debt (13% Cash, 6% PIK, Due 1/15/15)	4,316	3,495	3,850	1.6%
Southern Pump & Tank Company, LLC	Petroleum Equipment Supplier	Common Stock Warrants (10% fully diluted)		—	—	0.0%
				3,495	3,850	1.6%
Stoddard Hill Media Holdings, LLC	IT Hosting Services	Class D Preferred Units (132,159 shares)		300	480	0.2%
				300	480	0.2%
Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	758	0.3%
				758	758	0.3%
Tenere, Inc.(9)	Industrial Manufacturing	Senior Secured Term Debt (11% Cash, 2% PIK, Due 12/15/17)	3,510	3,510	3,510	1.5%
				3,510	3,510	1.5%
TGI Friday’s, Inc.	Restaurant Chain	Subordinated Debt (L+8.25%, 1% Floor, Due 7/15/21)	10,000	9,962	9,738	4.0%
				9,962	9,738	4.0%
US LBM Holdings, LLC	Building Products	Senior Secured Debt (L+7.0%, 1% Floor, Due 5/2/20)	4,992	4,895	4,895	2.0%
				4,895	4,895	2.0%
U.S. Well Services, LLC(10)	Oil & Gas Services	Senior Secured Debt (L+11.50%, 0.5% floor, Due 5/2/19)	4,822	4,727	4,761	2.0%
				4,727	4,761	2.0%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units)
December 31, 2014

Company(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Velum Global Credit Management, LLC(8)	Financial Services	Senior Secured Debt (15% Cash, Due 12/31/15)	$8,300	$8,300	$8,300	3.4%
				8,300	8,300	3.4%
Worklife America, Inc.	Professional Employer Organization	Common Stock Warrants (3.84% ownership)		—	2,311	0.9%
Worklife America, Inc.	Professional Employer Organization	Preferred Stock Warrants (3.84% ownership)		—	389	0.2%
				—	2,700	1.1%
Sub Total Non-control/Non-affiliated investments				$219,163	$236,804	98.3%
Affiliate investments – 71.1%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Senior Subordinated Debt (14% cash, due 8/14/19)	$5,000	$5,000	$5,000	2.1%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Junior Subordinated Debt (12% cash, due 8/14/19)	7,200	7,200	7,200	3.0%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock (1,253,198 shares)		1,504	3,646	1.5%
				13,704	15,846	6.6%
City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 9/28/16)	8,231	8,231	8,213	3.4%
City Gear, LLC(6)	Footwear Retail	Preferred Membership Units (9% cash dividend)		1,269	1,269	0.5%
City Gear, LLC	Footwear Retail	Membership Unit Warrants (14.15% fully diluted)		—	6,205	2.6%
				9,500	15,687	6.5%
Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (14% Cash, 2% PIK, Due 3/22/18)	11,402	11,402	11,402	4.7%
Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (2,216,463 shares)		2,576	10,348	4.3%
Corporate Visions, Inc.	Sales & Marketing Services	Common Stock Warrant (403,257 shares)		—	1,882	0.8%
				13,978	23,632	9.8%
GA Communications, Inc.(6)	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8% PIK dividend)		2,197	2,559	1.1%
GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,660	0.7%
				2,199	4,219	1.8%
J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13% Cash, Due 7/16/18)	5,182	5,182	5,182	2.2%
J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	341	0.1%
J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (4,506 shares)		—	188	0.1%
				6,000	5,711	2.4%
LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)		1,500	2,506	1.0%
				1,500	2,506	1.0%
MJC Holdings, LLC	Specialty Clothing	Series A Preferred Units (2,000,000 units)		2,000	5,723	2.4%
				2,000	5,723	2.4%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units)
December 31, 2014

Company(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
MMI Holdings, LLC(1)	Medical Device Distributor	Senior Secured Debt (12% Cash, Due 1/31/17)	$2,600	$2,600	$2,600	1.0%
MMI Holdings, LLC(1)	Medical Device Distributor	Subordinated Debt (6% Cash, Due 1/31/17)	400	388	400	0.2%
MMI Holdings, LLC(6)	Medical Device Distributor	Preferred Units (1,000 units, 6% PIK dividend)		1,136	1,273	0.5%
MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		—	126	0.1%
				4,124	4,399	1.8%
MTI Holdings, LLC	Retail Display & Security Services	Subordinated Debt (12% Cash, Due 11/1/18)	8,000	8,000	8,000	3.3%
MTI Holdings, LLC	Retail Display & Security Services	Membership Units (2,000,000 units)		2,000	4,958	2.1%
				10,000	12,958	5.4%
Source Capital ABUTEC, LLC	Oil & Gas Services	Senior Secured Term Debt (12% Cash, 3% PIK, Due 12/28/17)	5,283	5,283	5,166	2.1%
Source Capital ABUTEC, LLC	Oil & Gas Services	Preferred Membership Units (10.8% fully diluted)		1,240	—	0.0%
				6,523	5,166	2.1%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Subordinated Debt (13% Cash, Due 2/17/17)	2,500	2,500	2,500	1.1%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Common Stock Warrants (6.65% ownership)		—	578	0.2%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership)		750	813	0.3%
				3,250	3,891	1.6%
Source Capital SSCR, LLC	Personal Product Manufacturer	Senior Secured Term Debt (7% Cash, Due 6/12/17)	5,000	5,000	4,751	2.0%
Source Capital SSCR, LLC	Personal Product Manufacturer	Subordinated Debt (7% Cash, Due 9/15/17)	17,125	17,125	11,490	4.7%
Source Capital SSCR, LLC	Personal Product Manufacturer	Preferred Membership Units (15.8% ownership)		1,878	—	0.0%
Source Capital SSCR, LLC	Personal Product Manufacturer	Membership Unit Warrant (0.31% ownership)		10	—	0.0%
				24,013	16,241	6.7%
Source Recycling, LLC	Scrap Metal Recycler	Subordinated Debt (13% Cash, Due 9/2/16)	5,000	5,000	4,927	2.0%
Source Recycling, LLC	Scrap Metal Recycler	Membership Units (68,656 units)		1,590	—	0.0%
Source Recycling, LLC	Scrap Metal Recycler	Membership Unit Warrants (1% fully diluted)		—	—	0.0%
				6,590	4,927	2.0%
Sparus Holdings, Inc.(3)	Energy Services	Senior Secured Term Debt (12% Cash, 2% PIK, Due 3/21/16)	5,034	5,012	4,050	1.7%
Sparus Holdings, Inc.(3)	Energy Services	Subordinated Debt (9% Cash, 5% PIK, Due 3/21/16)	8,108	8,066	6,523	2.7%
Sparus Holdings, Inc.	Energy Services	Series B Preferred Stock (5,703 shares)		1,173	—	0.0%
Sparus Holdings, Inc.	Energy Services	Common Stock Warrants (3,491 shares)		—	—	0.0%
				14,251	10,573	4.4%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units)
December 31, 2014

Company(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
STX Healthcare Management Services, Inc.(1)	Dental Practice Management	Subordinated Debt (12.5% Cash, Due 7/31/18)	$6,425	$6,425	$6,425	2.6%
STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares)		1,200	714	0.3%
STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock Warrants (1,154,254 shares)		218	687	0.3%
				7,843	7,826	3.2%
TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 11/22/18)	12,294	12,294	11,995	5.0%
TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 11/22/18)	9,796	9,796	9,516	4.0%
TCE Holdings, Inc.	Oil & Gas Services	Class A Common Stock (3,600 shares)		3,600	2,650	1.1%
				25,690	24,161	10.1%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Senior Secured Term Debt (15% PIK, Due 11/26/16)	406	406	406	0.2%
V12 Holdings, Inc.(1)	Data Processing & Digital Marketing	Bridge Note (0% Cash, Due 6/30/15)	663	361	663	0.3%
V12 Holdings, Inc.(1)	Data Processing & Digital Marketing	Tier 2 Note (0% Cash, Due 6/30/15)	81	44	81	0.0%
V12 Holdings, Inc.(1)	Data Processing & Digital Marketing	Senior Subordinated Note (0% Cash, Due 6/30/15)	3,563	2,369	3,563	1.5%
V12 Holdings, Inc.(1)	Data Processing & Digital Marketing	Tier 3 Note (0% Cash, Due 6/30/15)	299	207	299	0.1%
V12 Holdings, Inc.(1)	Data Processing & Digital Marketing	Jr. Subordinated Note (0% Cash, Due 6/30/15)	2,750	—	2,750	1.1%
V12 Holdings, Inc.(1)	Data Processing & Digital Marketing	Tier 4 Note (0% Cash, Due 6/30/15)	243	—	243	0.1%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-1 Preferred Stock (255,102 shares)		—	—	0.0%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-3 Preferred Stock (88,194 shares)		—	—	0.0%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-5 Preferred Stock (20,530 shares)		—	—	0.0%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Common Stock Warrants (2,063,629 warrants)		—	—	0.0%
				3,387	8,005	3.3%
Sub Total Affiliate investments				$154,552	$171,471	71.1%
Control investments – 30.0%
CableOrganizer Acquisition, LLC	Computer Supply Retail	Senior Secured Term Debt (12% Cash, 4% PIK, Due 5/24/18)	$10,587	$10,587	$10,587	4.4%
CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (1,125,000 shares)		1,125	927	0.4%
CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (570,000 shares)		—	470	0.2%
				11,712	11,984	5.0%
KBP Investments, LLC(6)	QSR Franchisee	Class A Preferred Stock (8,270 shares, 10% Cash Dividend)		8,269	8,269	3.4%
KBP Investments, LLC	QSR Franchisee	Class A Common Stock (380,413 shares)		—	9,196	3.9%
				8,269	17,465	7.3%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units)
December 31, 2014

Company(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Market E’s, LLC(1)	Online Travel Sales & Marketing	Senior Secured Debt (0% Cash, Due 12/31/16)	$985	$985	$1,000	0.4%
Market E’s, LLC(1)	Online Travel Sales & Marketing	Subordinated Debt (0% Cash, Due 12/31/16)	2,875	2,875	750	0.3%
Market E’s, LLC	Online Travel Sales & Marketing	Class A Preferred Stock (600 shares)		240	—	0.0%
Market E’s, LLC	Online Travel Sales & Marketing	Class B Preferred Stock (2,411 shares)		965	—	0.0%
Market E’s, LLC	Online Travel Sales & Marketing	Class A Common Stock (600 shares)		—	—	0.0%
				5,065	1,750	0.7%
Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/16/16)	1,862	1,862	1,862	0.8%
Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/16/16)	3,688	3,688	3,688	1.5%
Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	1,629	0.7%
				7,179	7,179	3.0%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Senior Secured Term Debt (17%, 3% PIK at Company’s option, Due 2/1/16)	6,500	6,500	6,500	2.7%
Navis Holdings, Inc.(6)	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10% Cash Dividend)		1,000	1,000	0.4%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	3,077	1.3%
				7,501	10,577	4.4%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/16)	5,048	5,048	4,783	2.0%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)		3,278	—	0.0%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)		2,365	—	0.0%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,107 shares)		33	—	0.0%
				10,724	4,783	2.0%
Print Direction, Inc.	Printing Services	Senior Secured Term Debt (15% Cash, Due 2/24/19)	14,000	14,000	14,000	5.8%
Print Direction, Inc.	Printing Services	Common Stock (19,363 shares)		2,990	4,141	1.7%
Print Direction, Inc.	Printing Services	Common Stock Warrants (3% fully diluted)		—	183	0.1%
				16,990	18,324	7.6%
Sub Total Control investments				$67,440	$72,062	30.0%
TOTAL INVESTMENTS – 199.4%				$441,155	$480,337	199.4%

(1)	The maturity date of the original investment has been extended.
(2)	Non-Accrual Investment.
(3)	PIK Non-Accrual Investment.
(4)	All debt investments are income producing according to rate disclosed. Equity and warrant investments are non-income producing, unless otherwise noted.
(5)	Percentages are based on net assets of $240,837 as of December 31, 2014.
(6)	The equity investment is income producing, based on rate disclosed.
(7)	The equity investment has an exercisable put option.

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units)
December 31, 2014

(8)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(9)	The investment has a $0.6 million unfunded commitment.
(10)	The investment has a $10.0 million unfunded commitment.
(11)	The Company is currently paying 17% cash rate due to covenant non-compliance.

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments
(in thousands, except for units)
December 31, 2013

Company(4),(5)	Industry	Investment Interest Rate/Maturity	Principal Amount	Cost	Fair Value	% of Net Assets
Non-control/Non-affiliated investments – 36.9%
AAE Acquisition, LLC	Industrial Equipment Rental	Senior Secured Term Debt (12% Cash, Due 5/6/15)	$19,000	$18,992	$19,000	7.1%
AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (21% fully diluted)	—	25	3,500	1.3%
				19,017	22,500	8.4%
American Exteriors, LLC(1)	Replacement Window Manufacturer	Senior Secured Debt (14.0% Cash, Due 6/30/14)	4,565	3,365	4,565	1.7%
American Exteriors, LLC(1)	Replacement Window Manufacturer	Jr. Convertible Note (10.0% Cash, Due 6/30/15)	500	416	612	0.2%
American Exteriors, LLC(8)	Replacement Window Manufacturer	Common Stock Warrants (15% fully diluted)	—	—	1,106	0.4%
				3,781	6,283	2.3%
Boot Barn Holding Corporation	Western Wear Retail	Common Stock (2,400 shares)	—	2,400	4,774	1.8%
				2,400	4,774	1.8%
Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)	—	258	231	0.1%
Caregiver Services, Inc.(8)	In-Home Healthcare Services	Common Stock Warrants (655,908 units)	—	264	517	0.2%
				522	748	0.3%
Crowley Holdings, Inc.(6)	Transportation	Series A Income Preferred Shares (6,000 shares, 10% cash, 2% PIK dividend)	—	6,000	6,000	2.2%
				6,000	6,000	2.2%
Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Senior Secured Term Debt (13% Cash, Due 10/6/16)	2,000	2,000	2,000	0.7%
Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Common Unit Warrants (12% fully diluted)	—	—	800	0.3%
				2,000	2,800	1.0%
Medical Depot, Inc.	Medical Device Distributor	Subordinated Debt (14% Cash, Due 10/11/16)	4,667	4,667	4,667	1.7%
Medical Depot, Inc.	Medical Device Distributor	Series C Convertible Preferred Stock (740 shares)	—	1,333	2,129	0.8%

				6,000	6,796	2.5%
Naples Lumber & Supply Co(1)	Building Supplies	Subordinated Debt (6% cash, Due 2/15/14)	2,109	1,309	2,109	0.8%
Naples Lumber & Supply Co	Building Supplies	Common Stock Warrants (10% fully diluted)	—	—	400	0.1%
				1,309	2,509	0.9%
Pickaway Plains Ambulance Services, Inc.(1),(2)	Medical Transportation Services	Senior Secured Term Debt (13% Cash, Due 12/31/15)	1,548	—	—	0.0%
Pickaway Plains Ambulance Services, Inc.	Medical Transportation Services	Common Stock Warrants (5% fully diluted)	—	—	—	0.0%
				—	—	0.0%
Precision Manufacturing, LLC(2)	Industrial Boiler Manufacturer	Subordinated Debt (13% Cash, Due 2/10/17)	2,500	2,500	1,536	0.6%
Precision Manufacturing, LLC	Industrial Boiler Manufacturer	Membership Unit Warrants (6.65% ownership)	—	—	—	0.0%
				2,500	1,536	0.6%
Sierra Hamilton, LLC	Oil & Gas Engineering and Consulting Services	Senior Secured Debt (12.25% Cash, 12/15/18)	15,000	15,000	15,000	5.6%
				15,000	15,000	5.6%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units)
December 31, 2013

Company(4),(5)	Industry	Investment Interest Rate/Maturity	Principal Amount	Cost	Fair Value	% of Net Assets
Southern Pump & Tank Company, LLC(1)	Petroleum Equipment Supplier	Senior Secured Term Debt (13% Cash, 6% PIK, Due 6/15/14)	$3,633	$3,213	$3,624	1.3%
Southern Pump & Tank Company, LLC	Petroleum Equipment Supplier	Common Stock Warrants (10% fully diluted)	—	—	—	0.0%
				3,213	3,624	1.3%
Stoddard Hill Media Holdings, LLC	IT Hosting Services	Class D Preferred Units (132,159 shares)	—	300	453	0.2%
				300	453	0.2%
Tenere, Inc.(9)	Industrial Manufacturing	Senior Secured Term Debt (11% Cash, 2% PIK, Due 12/17/17)	3,440	3,440	3,440	1.3%
				3,440	3,440	1.3%
Worklife America, Inc.	Professional Employer Organization	Senior Secured Debt (12% Cash, Due 12/28/16)	18,656	18,656	18,656	7.0%
Worklife America, Inc.	Professional Employer Organization	Common Unit Warrants (3.84% ownership)	—	—	3,441	1.3%
Worklife America, Inc.	Professional Employer Organization	Preferred Unit Warrants (3.84% ownership)	—	—	580	0.2%
				18,656	22,677	8.5%
Sub Total Non-control/Non-affiliated investments				$84,138	$99,140	36.9%
Affiliate investments – 70.4%
Chef’N Corporation	Culinary Products	Subordinated Debt (15%, 3% PIK at company’s option, Due 5/16/18)	$6,300	$6,300	$6,300	2.3%
Chef’N Corporation	Culinary Products	Series A Preferred Stock (1,000,000 shares)	—	1,000	4,002	1.5%
				7,300	10,302	3.8%
City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 9/28/16)	8,231	8,231	8,231	3.1%
City Gear, LLC(6)	Footwear Retail	Preferred Membership Units (2.78% fully diluted, 9% dividend)	—	1,269	1,269	0.5%
City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.37% fully diluted)	—	—	5,307	2.0%
				9,500	14,807	5.6%
Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (14% Cash, 2% PIK, Due 3/22/18)	11,174	11,174	11,174	4.2%
Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (2,216,463 shares)	—	2,576	9,797	3.6%
Corporate Visions, Inc.	Sales & Marketing Services	Common Stock Warrant (403,257 shares)	—	—	1,782	0.7%
				13,750	22,753	8.5%
GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares)	—	1,998	2,370	0.9%
GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)	—	2	2,541	0.9%
				2,000	4,911	1.8%
Impresa Aerospace Holdings, LLC(3)	Aerospace Parts Manufacturer	Subordinated Debt (4.1% Cash, Due 4/28/16)	13,274	12,258	10,064	3.7%
Impresa Aerospace Holdings, LLC	Aerospace Parts Manufacturer	Class A Membership Units (1,006,621 units)	—	900	—	0.0%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units)
December 31, 2013

Company(4),(5)	Industry	Investment Interest Rate/Maturity	Principal Amount	Cost	Fair Value	% of Net Assets
Impresa Aerospace Holdings, LLC	Aerospace Parts Manufacturer	Class C Membership Units (362,416 units)	$—	$362	$—	0.0%
Impresa Aerospace Holdings, LLC	Aerospace Parts Manufacturer	Class F Membership Units (604,504 units)	—	604	—	0.0%
				14,124	10,064	3.7%
J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13% Cash, Due 7/16/18)	5,182	5,182	5,182	2.0%
J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 Shares)	—	818	934	0.3%
J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (4,506 shares)	—	—	515	0.2%
				6,000	6,631	2.5%
LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)	—	1,500	14,622	5.4%
				1,500	14,622	5.4%
MJC Holdings, LLC	Specialty Clothing	Subordinated Debt (14%, 2% PIK at company’s option, Due 1/16/18)	7,500	7,500	7,500	2.8%
MJC Holdings, LLC	Specialty Clothing	Series A Preferred Units (2,000,000 units)	—	2,000	5,224	1.9%
				9,500	12,724	4.7%
MMI Holdings, LLC	Medical Device Distributor	Senior Secured Debt (12% Cash, Due 10/17/14)	2,600	2,600	2,600	1.1%
MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 8/15/15)	400	388	400	0.1%
MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units)	—	1,052	1,200	0.4%
MMI Holdings, LLC	Medical Device Distributor	Common Units (45 units)	—	—	125	0.0%
				4,040	4,325	1.6%
MTI Holdings, LLC	Retail Display & Security Services	Subordinated Debt (12% Cash, Due 11/1/18)	8,000	8,000	8,000	3.0%
MTI Holdings, LLC	Retail Display & Security Services	Capital Units (2,000,000 units)	—	2,000	2,823	1.1%
				10,000	10,823	4.1%
Source Capital ABUTEC, LLC	Oil & Gas Services	Senior Secured Debt (12% Cash, 3% PIK, Due 12/28/17)	5,125	5,125	5,125	1.9%
Source Capital ABUTEC, LLC	Oil & Gas Services	Preferred Membership Units (15.5% fully diluted)	—	1,240	60	0.0%
				6,365	5,185	1.9%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Subordinated Debt (13% Cash, Due 2/17/17)	2,500	2,500	2,500	0.9%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% fully diluted)	—	750	810	0.3%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Common Stock Warrants (6.65% fully diluted)	—	—	576	0.2%
				3,250	3,886	1.4%
Source Capital SSCR, LLC	Personal Product Manufacturer	Senior Secured Term Debt (14% Cash, Due 7/6/17)	15,000	15,000	12,115	4.5%
Source Capital SSCR, LLC	Personal Product Manufacturer	Senior Secured Term Debt (14% Cash, 5% PIK, Due 3/28/14)	2,079	2,079	1,958	0.7%
Source Capital SSCR, LLC	Personal Product Manufacturer	Preferred Membership Units (14,718 units)	—	1,720	—	0.0%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units)
December 31, 2013

Company(4),(5)	Industry	Investment Interest Rate/Maturity	Principal Amount	Cost	Fair Value	% of Net Assets
Source Capital SSCR, LLC	Personal Product Manufacturer	Membership Unit Warrants (0.987% fully diluted)	$—	$—	$—	0.0%
				18,799	14,073	5.2%
Source Recycling, LLC(2)	Scrap Metal Recycler	Subordinated Debt (13% Cash, Due 9/2/16)	5,000	5,000	3,950	1.5%
Source Recycling, LLC	Scrap Metal Recycler	Membership Units (68,658 units)	—	1,590	—	0.0%
Source Recycling, LLC	Scrap Metal Recycler	Membership Unit Warrants (1% fully diluted)	—	—	—	0.0%
				6,590	3,950	1.5%
Sparus Holdings, Inc.(1)	Energy Services	Subordinated Debt (12% Cash, Due 3/21/16)	7,000	7,000	7,000	2.6%
Sparus Holdings, Inc.	Energy Services	Series B Preferred Stock (5,703 shares)	—	1,173	1,479	0.6%
Sparus Holdings, Inc.	Energy Services	Common Stock Warrants (3,491 shares)	—	—	304	0.1%
				8,173	8,783	3.3%
STX Healthcare Management Services, Inc.(1)	Dental Practice Management	Subordinated Debt (14% Cash, Due 7/31/15)	7,425	7,425	7,425	2.8%
STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares)	—	1,200	942	0.4%
STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock Warrants (1,154,254 shares)	—	218	906	0.3%
				8,843	9,273	3.5%
Take 5 Oil Change, Inc.	Quick Lube Services	Common Stock (10,692 shares)	—	1,069	1,604	0.6%
				1,069	1,604	0.6%
TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 11/22/18)	12,088	12,088	12,088	4.5%
TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 11/22/18)	9,633	9,633	9,633	3.6%
TCE Holdings, Inc.	Oil & Gas Services	Class A Common Stock (3,600 shares)	—	3,600	3,600	1.3%
				25,321	25,321	9.4%
V12 Holdings(1)	Data Processing & Digital Marketing	Bridge Note (0% Cash, Due 12/31/14)	663	361	663	0.3%
V12 Holdings(1)	Data Processing & Digital Marketing	Tier 2 Note (0% Cash, Due 12/31/14)	81	44	81	0.0%
V12 Holdings(1)	Data Processing & Digital Marketing	Senior Subordinated Note (0% Cash, Due 12/31/14)	3,563	2,369	3,598	1.3%
V12 Holdings(1)	Data Processing & Digital Marketing	Tier 3 Note (0% Cash, Due 12/31/14)	299	206	314	0.1%
V12 Holdings(1)	Data Processing & Digital Marketing	Jr. Subordinated Note (0% Cash, Due 12/31/14)	2,750	—	405	0.2%
V12 Holdings(1)	Data Processing & Digital Marketing	Tier 4 Note (0% Cash, Due 12/31/14)	243	—	—	0.0%
V12 Holdings	Data Processing & Digital Marketing	Series A-1 Preferred Stock (255,102 shares)	—	—	—	0.0%
V12 Holdings	Data Processing & Digital Marketing	Series A-3 Preferred Stock (88,194 shares)	—	—	—	0.0%
V12 Holdings	Data Processing & Digital Marketing	Series A-5 Preferred Stock (20,530 shares)	—	—	—	0.0%
V12 Holdings	Data Processing & Digital Marketing	Common Stock Warrants (2,063,629 warrants)	—	—	—	0.0%
				2,980	5,061	1.9%
Sub Total Affiliate investments				$159,104	$189,098	70.4%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units)
December 31, 2013

Company(4),(5)	Industry	Investment Interest Rate/Maturity	Principal Amount	Cost	Fair Value	% of Net Assets
Control investments – 28.4%
CableOrganizer Acquisition, LLC	Computer Supply Retail	Senior Secured Debt (12% Cash, 4% PIK, Due 5/24/18)	$6,585	$6,585	$6,585	2.5%
CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (1,125,000 shares)	—	1,125	88	0.0%
				7,710	6,673	2.5%
KBP Investments, LLC(6),(7)	QSR Franchisee	Class A Preferred Stock (8,270 shares, 10% Dividend)	—	8,269	8,269	3.1%
KBP Investments, LLC	QSR Franchisee	Class A Common Stock (380,413 shares)	—	—	16,518	6.1%
				8,269	24,787	9.2%
Market E’s, LLC	Online Travel Sales & Marketing	Senior Secured Debt (10% Cash, Due 12/31/14)	650	650	650	0.2%
Market E’s, LLC(1),(2)	Online Travel Sales & Marketing	Senior Subordinated Debt (14% Cash, 3% PIK, Due 12/31/14)	3,014	2,832	988	0.4%
Market E’s, LLC	Online Travel Sales & Marketing	Class A Preferred Stock (600 shares)	—	240	—	0.0%
Market E’s, LLC	Online Travel Sales & Marketing	Class B Preferred Stock (2,411 shares)	—	965	—	0.0%
Market E’s, LLC	Online Travel Sales & Marketing	Class A Common Stock (600 shares)	—	—	—	0.0%
				4,687	1,638	0.6%
Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/16/16)	1,862	1,862	1,862	0.7%
Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/16/16)	3,557	3,557	3,557	1.3%
Micro Precision, LLC	Conglomerate	Common Stock (47 units)	—	1,629	2,210	0.8%
				7,048	7,629	2.8%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Senior Secured Term Debt (17%, 3% PIK at company’s option, Due 2/1/16)	6,753	6,753	6,753	2.5%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares)	—	1,000	1,200	0.5%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)	—	1	1,079	0.4%
				7,754	9,032	3.4%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/16)	4,848	4,848	4,848	1.8%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)	—	3,278	2,719	1.0%
On-Site Fuel Services, Inc.(6)	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)	—	2,451	2,707	1.0%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,107 shares)	—	33	—	0.0%
				10,610	10,274	3.8%
Print Direction, Inc.(1)	Printing Services	Subordinated Debt (12% Cash, 6% PIK, Due 7/25/2018)	4,424	4,389	4,424	1.6%
Print Direction, Inc.(1)	Printing Services	Subordinated Debt (14% Cash, Due 7/31/18)	4,600	4,600	4,600	1.7%
Print Direction, Inc.	Printing Services	Common Stock (19,363 shares)	—	2,990	7,110	2.7%
Print Direction, Inc.	Printing Services	Common Stock Warrants (3% fully diluted)	—	—	314	0.1%
				11,979	16,448	6.1%
Sub Total Control investments				$58,057	$76,481	28.4%
TOTAL INVESTMENTS – 135.7%				$301,299	$364,719	135.7%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units)
December 31, 2013

(1)	The maturity date of the original investment has been extended.
(2)	Due to deterioration in credit quality, this investment is on non-accrual status.
(3)	The debt investment is accruing interest based on the terms of the forebearance agreement.
(4)	All debt investments are income producing. Equity and warrant investments are non-income producing, unless otherwise noted.
(5)	Percentages are based on net assets of $268,670 as of December 31, 2013.
(6)	The equity investment is income producing, based on cash rate disclosed.
(7)	During the fourth quarter of 2013, the Company accepted a consent fee that waives its right to dividends through September 30, 2014.
(8)	The equity investment has an exercisable put option.
(9)	The investment has a $0.6 million unfunded commitment.

See accompanying notes to consolidated financial statements.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 1. Organization

Capitala Finance Corp. (the “Company”, “we”, “us”, and “our”) is an externally managed non-diversified closed-end management investment company incorporated in Maryland that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and as such, are subject to reduced public company reporting requirements. We commenced operations on May 24, 2013 and completed our initial public offering (“IPO”) on September 30, 2013. The Company is managed by Capitala Investment Advisors, LLC (the “Investment Advisor”), an investment adviser that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and Capitala Advisors Corp. (the “Administrator”) provides the administrative services necessary for us to operate. For U.S. federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company was formed for the purpose of (i) acquiring, through a series of transactions, an investment portfolio from the following entities: CapitalSouth Partners Fund I Limited Partnership (“Fund I”); CapitalSouth Partners Fund II Limited Partnership (“Fund II”); CapitalSouth Partners Fund III, L.P. (“Fund III Parent”); CapitalSouth Partners SBIC Fund III, L.P. (“Fund III”) and CapitalSouth Partners Florida Sidecar Fund I, L.P. (“Florida Sidecar” and, collectively with Fund I, Fund II, Fund III and Fund III Parent, the “Legacy Funds”); (ii) raising capital in the IPO and (iii) continuing and expanding the business of the Legacy Funds by making additional debt and equity investments in lower middle market and middle market companies.

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through our subsidiaries that are licensed by the U.S. Small Business Administration (“SBA”) under the Small Business Investment Company (“SBIC”) Act, we offer customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. We invest primarily in traditional mezzanine, senior subordinated and unitranche debt, as well as senior and second-lien loans and, to a lesser extent, equity securities issued by lower middle market and middle market companies.

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became the Company’s wholly-owned subsidiaries. Fund II and Fund III retained their SBIC licenses, continue to hold their existing investments and continue to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.00 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. As of December 31, 2014, the Company had 12,974,420 shares of common stock outstanding.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries as described in the Formation Transactions presented in Note 1. The transactions related to Fund II, Fund III, and Florida Sidecar constitute an exchange of shares between entities under common control and will be accounted for in accordance with Topic 805, Business

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 2. Summary of Significant Accounting Policies  – (continued)

Combinations (“ASC 805”). As such, the Company’s results of operations and cash flows for the year ended December 31, 2013 are presented as if the aforementioned transactions had occurred as of January 1, 2013. In addition, the results of the Company’s operations and cash flows for the year ended December 31, 2012 have been presented on a combined basis in order to provide comparative information with respect to prior periods. The Formation Transactions also included an asset acquisition of certain assets in Fund I and Fund III Parent. In accordance with ASC 805, the assets acquired were recorded at fair value at the date of acquisition, September 24, 2013.

The Company’s financial position as of December 31, 2014 is presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and the Florida Sidecar) have been eliminated in consolidation. All financial data and information included in these financial statements have been presented on the basis described above. In the opinion of management, the financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

The Company is considered an investment company as defined in ASC Topic 946 — Financial Services — Investment Companies. Accordingly, the required disclosures as outlined in the Accounting Standards Update are included in the Company’s financial statements.

Use of Estimates in the Preparation of Financial Statements

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions and conditions. The most significant estimates in the preparation of the financial statements are investment valuation, revenue recognition, and income taxes.

Consolidation

As provided under Regulation S-X and ASC Topic 946 — Financial Services — Investment Companies, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned subsidiaries in its consolidated financial statements.

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

Investment Classification

In accordance with the provisions of the 1940 Act, the Company classifies its investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those investments that are neither Control Investments nor

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 2. Summary of Significant Accounting Policies  – (continued)

Affiliate Investments. Generally under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25% of the voting securities of such company and/or has greater than 50% representation on its board or has the power to exercise control over management or policies of such portfolio company. The Company is deemed to be an affiliate of a company in which the Company has invested if it owns between 5% and 25% of the voting securities of such company.

Valuation of Investments

The Company applies fair value accounting to all of its financial instruments in accordance with the 1940 Act and ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 4.

In determining fair value, our Board of Directors (the “Board”) uses various valuation approaches, and engages a third-party valuation firm, which provides an independent valuation of certain investments. In accordance with U.S. GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Board. Unobservable inputs reflect the Board’s assumptions about the inputs market participants would use in pricing the asset or liability developed based upon the best information available in the circumstances.

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a market for the securities existed. Accordingly, the degree of judgment exercised by the Board in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement.

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 2. Summary of Significant Accounting Policies  – (continued)

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

The following valuation methodologies are utilized by the Company in estimating fair value and are summarized as follows:

Enterprise Value Waterfall Approach

The enterprise value waterfall approach determines an enterprise value based on earnings before interest, tax, depreciation and amortization (“EBITDA”) multiples of publicly traded companies that are considered similar to the subject portfolio company. The Company considers a variety of items in determining a reasonable pricing multiple, including, but not limited to, operating results, budgeted projections, growth, size, risk, profitability, leverage, management depth, diversification, market position, supplier or customer dependence, asset utilization, liquidity metrics, and access to capital markets. EBITDA of the portfolio company is adjusted for non-recurring items in order to reflect a normalized level of earnings that is representative of future earnings. In certain instances, the Company may also utilize revenue multiples to determine enterprise value. When available, the Company may assign a pricing multiple or value its equity investments based on the value of recent investment transactions in the subject portfolio company or offers to purchase the portfolio company. The enterprise value is adjusted for financial instruments with seniority to the Company’s ownership and for the effect of any instrument which may dilute the Company’s investment in the portfolio company. The adjusted enterprise value is then apportioned based on the seniority and privileges of the Company’s investments within the portfolio company.

The enterprise value waterfall approach is primarily utilized to value the Company’s equity securities, including warrants. However, the Company may utilize the enterprise value waterfall approach to value certain debt securities in cases where the Company does not expect full repayment of the outstanding principal.

Income Approach

The income approach utilizes a discounted cash flow methodology in which the Company estimates fair value based on the present value of a stream of expected cash flows discounted at a market rate of interest. The determination of a discount rate, or required rate of return, takes into account the portfolio company’s fundamentals and perceived credit risk. Because the majority of the Company’s portfolio companies do not have a public credit rating, determining a discount rate often involves assigning an implied credit rating based on the portfolio company’s operating metrics compared to average metrics of similar publicly rated debt. Operating metrics include, but are not limited to, EBITDA, interest coverage, leverage ratio, return on capital, and debt to equity ratios. The implied credit rating is used to assign a base discount rate range based on publicly available yields on similarly rated debt securities. The Company may apply a premium to the discount rate utilized in determining fair value when performance metrics and other qualitative information indicate that there is an additional level of uncertainty about collectability of cash flows.

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 2. Summary of Significant Accounting Policies  – (continued)

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income and paid-in-kind interest:  Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company has loans in the portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at maturity, is recorded on the accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due.

Non-accrual income:  Generally, when interest and/or principal payments on a loan become 90 days or more past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status, and will generally cease recognizing interest income and PIK on that loan for financial reporting purposes. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. The Company writes off any previously accrued and uncollected cash interest when it is determined that interest is no longer considered collectible. The company may elect to cease accruing PIK and continue accruing interest income in cases where a loan is currently paying its interest income but, in management’s judgment, there is a reasonable likelihood of principal loss on the loan. Non-accrual loans are returned to accrual status when the borrower’s financial condition improves such that management believes current interest and principal payments are expected to be collected.

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

Original issue discount/premiums:   Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan. Any remaining discount/premium is accreted or amortized into income upon prepayment of the loan.

Other income:  Origination, amendment, consent, closing and/or commitment fees associated with investments in portfolio companies are recognized as income when the investment transaction closes. Prepayment penalties received by the Company for debt instruments repaid prior to maturity date are recorded as income upon receipt.

General and Administrative Expenses

General and administrative expenses are accrued as incurred. The Company’s administrative expenses include personnel and overhead expenses allocable to the Company under the Administration Agreement and are disclosed in the statement of operations under the header “administrative expenses”. Other operating expenses such as legal and audit fees, director fees, director and officer insurance, and other expenses are disclosed in the statement of operations under the header “other operating expenses.”

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 2. Summary of Significant Accounting Policies  – (continued)

Deferred Financing Fees

Costs incurred to issue the Company’s debt obligations are capitalized and are amortized over the term of the debt agreements under the effective interest method.

Commitments and Contingencies

As of December 31, 2014 and December 31, 2013, the Company had outstanding unfunded commitments of $10.6 million and $0.6 million, respectively. The Company’s unfunded commitments are all related to debt agreements with existing portfolio companies.

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management believes that the likelihood of such an event is remote.

In the ordinary course of business, the Company may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Company. As of December 31, 2014, resolution of any outstanding claims is not expected to materially affect the Company’s business, financial position, results of operation, or liquidity.

Income Taxes

The Company has elected to be treated for U.S. federal income tax purposes, and intends to comply with the requirement to qualify annually thereafter, as a RIC under Subchapter M of the Code and, among other things, intends to make the requisite distributions to its stockholders which will relieve the Company from U.S. federal income taxes. Therefore, no provision has been recorded for U.S. federal income taxes.

In order to qualify as a RIC, among other requirements, the Company is required to timely distribute to its stockholders at least 90.0% of its investment company taxable income, as defined by the Code, for each fiscal tax year. The Company will be subject to a nondeductible U.S. federal excise tax of 4.0% on undistributed income if it does not distribute at least 98.0% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31. For the one-year period ended on October 31, 2014, the Company did not generate a net capital gain.

Depending on the level of taxable income earned in an excise tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next excise tax year and pay a 4.0% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 2. Summary of Significant Accounting Policies  – (continued)

For income tax purposes, the Company has paid distributions on its common stock from ordinary income in the amount of $18.3 million during the tax year ended August 31, 2014.

ASC 740 — Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of December 31, 2014 and December 31, 2013, there were no uncertain tax positions.

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

The Company’s activities since commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of December 31, 2014 and 2013. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations.

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 2. Summary of Significant Accounting Policies  – (continued)

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

Note 3. Recent Accounting Pronouncements

In June 2013, the FASB issued ASU No. 2013-08, “Financial Services — Investment Companies (Topic 946), Amendments to the Scope, Measurement, and Disclosure Requirements.” The amendments in this accounting standards update affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP, and clarify the characteristics of an investment company, provide comprehensive guidance for assessing whether an entity is an investment company, require that an investment company measure non-controlling ownership interests in other investment companies at fair value rather than using the equity method of accounting, and require additional disclosures. This standard is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. The Company has adopted this standard and the required disclosures are presented in the consolidated financial statements.

Note 4. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through our subsidiaries that are licensed by the SBA under the SBIC Act, we offer customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. We invest primarily in traditional mezzanine, senior subordinated and unitranche debt, as well as senior and second-lien loans and, to a lesser extent, equity securities issued by lower middle market and middle market companies. As of December 31, 2014, our portfolio consisted of investments in 52 portfolio companies with a fair value of approximately $480.3 million.

During the year ended December 31, 2014, the Company made approximately $216.3 million of investments in new or existing portfolio companies and had approximately $80.2 million in exits and repayments resulting in net investments of approximately $136.1 million for the year. During the year ended December 31, 2013, the Company made approximately $110.9 million of investments in new or existing portfolio companies and had approximately $52.7 million in exits and repayments resulting in net investments of approximately $58.2 million for the year.

During the year ended December 31, 2014, all new investments were made to portfolio companies in which the Company was not previously contractually obligated to provide financial support. In addition to investing directly in portfolio companies, the Company may assist portfolio companies in securing financing from other sources by introducing portfolio companies to sponsors or by leading a syndicate of investors to provide the portfolio companies with financing. During the year ended December 31, 2014, the Company did not lead any syndicates. During the year ended December 31, 2014, the Company helped Print Direction, Inc. obtain a $3.5 million senior revolving credit facility.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 4. Investments and Fair Value Measurements  – (continued)

The composition of our investments as of December 31, 2014, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$146,399	33.2%	$146,314	30.5%
Subordinated Debt	231,901	52.6	222,300	46.3
Equity and Warrants	62,855	14.2	111,723	23.2
Total	$441,155	100.0%	$480,337	100.0%

The composition of our investments as of December 31, 2013, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$103,457	34.3%	$102,071	28.0%
Subordinated Debt	136,638	45.4	133,710	36.7
Equity and Warrants	61,204	20.3	128,938	35.3
Total	$301,299	100.0%	$364,719	100.0%

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

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
•	Level 2 — Valuations based on inputs other than quoted prices in active markets, which are either directly or indirectly observable.
•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the Board that is consistent with ASC 820 (See Note 2). Consistent with our Company’s valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 4. Investments and Fair Value Measurements  – (continued)

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

The following table presents fair value measurements of investments, by major class, as of December 31, 2014 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Debt	$—	$—	$146,314	$146,314
Subordinated Debt	—	—	222,300	222,300
Equity and Warrants	10,920	—	100,803	111,723
Total	$10,920	$—	$469,417	$480,337

The following table presents fair value measurements of investments, by major class, as of December 31, 2013 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Debt	$—	$—	$102,071	$102,071
Subordinated Debt	—	—	133,710	133,710
Equity and Warrants	—	—	128,938	128,938
Total	$—	$—	$364,719	$364,719

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2014 (dollars in thousands):

	Senior Secured Debt	Subordinated Debt	Equity and Warrants	Total
Balance as of January 1, 2014	$102,071	$133,710	$128,938	$364,719
Change in classification due to restructure	(14,073)	14,073	—	—
Repayments	(37,301)	(33,018)	(9,878)	(80,197)
Purchases	96,145	114,483	5,648	216,276
Payment in-kind interest and dividends accrued	1,107	1,093	633	2,833
Accretion of original issue discount	70	41	—	111
Gain/(loss) on sale	—	(4,415)	5,247	832
Transfers out of level 3	—	—	(4,774)	(4,774)
Net unrealized depreciation	(1,705)	(3,667)	(25,012)	(30,384)
Balance as of December 31, 2014	$146,314	$222,300	$100,803	$469,417

Boot Barn Holdings, Inc. completed its initial public offering on October 30, 2014. In exchange for our original equity investment, we received 600,000 shares of Boot Barn Holdings, Inc. publicly-traded common stock, subject to a 180 day lock-up period. Because our investment is now traded in an active market, the Company has reclassified our investment in Boot Barn Holdings, Inc. from Level 3 to Level 1 of the fair value hierarchy. Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. The increase in unrealized appreciation for Boot Barn Holdings, Inc. for the year ended December 31, 2014 was $6.1 million.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 4. Investments and Fair Value Measurements  – (continued)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2013 (dollars in thousands):

	Senior Secured Debt	Subordinated Debt	Equity and Warrants	Total
Balance as of January 1, 2013	$73,861	$101,659	$108,411	$283,931
Change in classification due to restructure	(1,239)	1,196	43	—
Repayments	(13,325)	(32,097)	(7,333)	(52,755)
Purchases	42,485	54,059	14,385	110,929
Purchases related to asset acquisition	2,328	6,041	3,427	11,796
Payment in-kind interest and dividends accrued	473	935	—	1,408
Accretion of original issue discount	5	31	—	36
Gain/(loss) on sale	—	(2,555)	4,742	2,187
Net unrealized appreciation (depreciation)	(2,517)	4,441	5,263	7,187
Balance as of December 31, 2013	$102,071	$133,710	$128,938	$364,719

The net change in unrealized appreciation/(depreciation) on investments held as of December 31, 2014 and 2013, was $(23.5) million and $8.8 million, respectively, and is included in net unrealized appreciation on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2014 were as follows:

	Fair Value	Valuation Approach	Level 3 Input	Range of Inputs	Weighted Average
Subordinated debt and second lien notes	$195.0 million	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	10.0% – 20.0% 0.8x – 8.0x $2.1 million – $204.1 million	12.9% 3.8x $44.6 million
Subordinated debt and second lien notes	$27.3 million	Enterprise Value Waterfall and Asset(1)	Adjusted EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	3.3x – 5.5x $1.6 million – $2.0 million 0.4x – 2.5x $17.2 million – $39.7 million	4.3x $1.8 million 1.5x $27.6 million
Senior debt and first lien notes	$127.8 million	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	6.8% – 33.3% 1.1x – 6.2x $1.0 million – $95.4 million	14.3% 3.7x $22.0 million
Senior debt and first lien notes	$18.5 million	Enterprise Value Waterfall and Asset(1)	Revenue Multiple Revenue	0.4x – 2.5x $17.2 million – $39.7 million	0.5x $37.7 million
Equity shares and warrants	$100.8 million	Enterprise Value Waterfall	Adjusted EBITDA Multiple Adjusted EBITDA	5.0x – 10.5x $1.6 million – $215.3 million	7.0x $26.3 million
			Transaction Price	n/a	n/a

(1)	$12.2 million in subordinated notes and $14.1 million in senior notes were valued using the asset approach.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 4. Investments and Fair Value Measurements  – (continued)

The valuation techniques and significant unobservable inputs used in recurring level 3 fair value measurement of assets as of December 31, 2013 were as follows:

	Fair Value	Valuation Approach	Level 3 Input	Range of Inputs	Weighted Average
Subordinated debt and second lien notes	$111.7 million	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	7.0% – 18.0% 1.2x – 4.6x $2.3 million – $25.8 million	14.1% 3.1x $11.2 million
Subordinated debt and second lien notes	$22.0 million	Enterprise Value Waterfall and Asset(1)	Adjusted EBITDA Multiple Adjusted EBITDA	4.3x – 11.5x $1.3 million – $2.2 million	9.5x $2.0 million
Senior debt and first lien notes	$102.1 million	Income and Asset(1)	Required Rate of Return Leverage Ratio Adjusted EBITDA	10.0% – 24.5% 1.2x – 9.9x $0.6 million – $29.7 million	15.2% 3.8x $11.2 million
Equity shares and warrants	$128.9 million	Enterprise Value Waterfall	Adjusted EBITDA Multiple Adjusted EBITDA	1.6x – 9.5x $1.4 million – $229.0 million	7.1x $23.8 million
			Transaction Price	n/a	n/a

(1)	$15.0 million in subordinated notes and $3.6 million in senior notes were valued using the asset approach.

The significant unobservable inputs used in the valuation of the Company’s debt and equity investments are required rate of return, adjusted EBITDA, EBITDA multiples, revenue, revenue multiples, leverage ratio, and transaction prices. Changes in any of these unobservable inputs could have a significant impact on the Company’s estimate of fair value. An increase (decrease) in required rate of return or leverage will result in a lower (higher) estimate of fair value while an increase (decrease) in adjusted EBITDA, EBITDA multiples, revenue, revenue multiples, or transaction prices will result in a higher (lower) estimate of fair value.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2014, and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
SBA debentures	$192,200	$191,947	$—	$—	$191,947
Notes	113,438	115,479	115,479	—	—
Total	$305,638	$307,426	$115,479	$—	$191,947

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2013, and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
SBA debentures	$202,200	$200,668	$—	$—	$200,668
Total	$202,200	$200,668	$—	$—	$200,668

The estimated fair value of the Company’s SBA debentures was based on future contractual cash payments discounted at market interest rates to borrow from the SBA as of the measurement date.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 4. Investments and Fair Value Measurements  – (continued)

In June 2014, the Company issued $113.4 million in aggregate principal amount of 7.125% fixed-rate notes due 2021 (the “Notes”). The estimated fair value of the Notes was based on the December 31, 2014 closing price as the Notes are traded on the New York Stock Exchange under the ticker “CLA.”

Transactions With Affiliated Companies

During the year ended December 31, 2014, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows:

Portfolio Company(4)	Type of Investment	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2013 Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	December 31, 2014 Value
Control investments:
Best In Class	Class A Preferred Units (89 units)	$—	$—	$—	$(55)	$55	$—
		—	—	—	(55)	55	—
CableOrganizer Acquisition, LLC	Senior Secured Term Debt (12% Cash, 4% PIK)	1,206	6,585	4,238	(236)	—	10,587
CableOrganizer Acquisition, LLC	Common Stock (1,125,000 shares)	—	88	839	—	—	927
CableOrganizer Acquisition, LLC	Common Stock Warrants (570,000 shares)	—	—	470	—	—	470
		1,206	6,673	5,547	(236)	—	11,984
KBP Investments, LLC(5)	Class A Preferred Stock (8,270 shares, 10% Cash Dividend)	207	8,269	—	—	—	8,269
KBP Investments, LLC	Class A Common Stock (380,413 shares)	—	16,518	—	(7,322)	—	9,196
		207	24,787	—	(7,322)	—	17,465
Market E, Inc.	Senior Secured Debt (0% Cash)	(8)	650	350	—	—	1,000
Market E, Inc.	Subordinated Debt (0% Cash)	—	988	—	(238)	—	750
Market E, Inc.	Class A Preferred Stock (600 shares)	—	—	—	—	—	—
Market E, Inc.	Class B Preferred Stock (2,411 shares)	—	—	—	—	—	—
Market E, Inc.	Class A Common Stock (600 shares)	—	—	—	—	—	—
		(8)	1,638	350	(238)	—	1,750
Micro Precision, LLC	Subordinated Debt (10% Cash)	186	1,862	—	—	—	1,862
Micro Precision, LLC	Subordinated Debt (14% Cash, 4% PIK)	456	3,557	131	—	—	3,688
Micro Precision, LLC	Series A Preferred Units (47 units)	—	2,210	—	(581)	—	1,629
		642	7,629	131	(581)	—	7,179
Navis Holdings, Inc.	Senior Secured Term Debt (17%, 3% PIK at Company’s option)	1,151	6,753	—	(253)	—	6,500
Navis Holdings, Inc.(5)	Class A Preferred Stock (1,000 shares, 10% Cash Dividend)	1,275	1,200	—	(200)	—	1,000
Navis Holdings, Inc.	Common Stock (300,000 shares)	—	1,079	1,998	—	—	3,077
		2,426	9,032	1,998	(453)	—	10,577
On-Site Fuel Services, Inc.	Subordinated Debt (14% Cash, 4% PIK)	701	4,848	200	(265)	—	4,783
On-Site Fuel Services, Inc.	Series A Preferred Stock (32,782 shares)	—	2,719	—	(2,719)	—	—
On-Site Fuel Services, Inc.	Series B Preferred Stock (23,648 shares)	(86)	2,707	—	(2,707)	—	—
On-Site Fuel Services, Inc.	Common Stock (33,107 shares)	—	—	—	—		—
		615	10,274	200	(5,691)	—	4,783

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 4. Investments and Fair Value Measurements  – (continued)

Portfolio Company(4)	Type of Investment	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2013 Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	December 31, 2014 Value
Print Direction, Inc.	Subordinated Debt (12% Cash, 6% PIK)	107	4,424	51	(4,475)	—	—
Print Direction, Inc.	Subordinated Debt (14% Cash)	90	4,600	—	(4,600)	—	—
Print Direction, Inc.	Senior Secured Term Debt (15% Cash)	1,914	—	14,000	—	—	14,000
Print Direction, Inc.	Common Stock (19,363 shares)	3,570	7,110	—	(2,969)	—	4,141
Print Direction, Inc.	Common Stock Warrants (3% fully diluted)	—	314	—	(131)	—	183
		5,681	16,448	14,051	(12,175)	—	18,324
Southern Parts and Engineering	Equity	—	—	—	(56)	56	—
		—	—	—	(56)	56	—
Total Control investments		$10,769	$76,481	$22,277	$(26,807)	$111	$72,062
Affiliate investments:
Burgaflex Holdings, LLC	Common Stock (1,253,198 shares)	$349	$—	$4,246	$(621)	$21	$3,646
Burgaflex Holdings, LLC	Junior Subordinated Debt (12% cash)	589	—	7,225	(25)	—	7,200
Burgaflex Holdings, LLC	Senior Subordinated Debt (14% cash)	456	—	5,000			5,000
		1,394	—	16,471	(646)	21	15,846
Chef’N Corporation	Subordinated Debt (15%, 3% PIK at company’s option)	858	6,300	—	(6,300)	—	—
Chef’N Corporation	Series A Preferred Stock (1,000,000 shares)	533	4,002		(6,709)	2,707	—
		1,391	10,302	—	(13,009)	2,707	—
City Gear, LLC	Subordinated Debt (13% Cash)	1,085	8,231	—	(18)	—	8,213
City Gear, LLC	Preferred Membership Units (9% Cash Dividend)	115	1,269	—	—	—	1,269
City Gear, LLC	Membership Unit Warrants (14.15% fully diluted)	—	5,307	898	—	—	6,205
		1,200	14,807	898	(18)	—	15,687
Corporate Visions, Inc.	Subordinated Debt (14% Cash, 2% PIK)	1,601	11,174	228	—	—	11,402
Corporate Visions, Inc.	Common Stock (2,216,463 shares)	—	9,797	551	—	—	10,348
Corporate Visions, Inc.	Common Stock Warrant (403,257 shares)	—	1,782	100	—	—	1,882
		1,601	22,753	879	—	—	23,632
Furminator	Equity	—	—	—	(351)	351	—
		—	—	—	(351)	351	—
GA Communications, Inc.(5)	Series A-1 Preferred Stock (1,998 shares, 8% PIK Dividend)	—	2,370	199	(10)	—	2,559
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)	—	2,541	—	(881)	—	1,660
		—	4,911	199	(891)	—	4,219

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 4. Investments and Fair Value Measurements  – (continued)

Portfolio Company(4)	Type of Investment	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2013 Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	December 31, 2014 Value
Impresa Aerospace Holdings, LLC	Subordinated Debt (4.1% Cash)	270	10,064	2,194	(7,137)	(5,121)	—
Impresa Aerospace Holdings, LLC	Senior Secured Debt (0% Cash)	—	—	8,733	(8,733)	—	—
Impresa Aerospace Holdings, LLC	Class A Membership Units (1,006,621 units)	—	—	900	—	(900)	—
Impresa Aerospace Holdings, LLC	Class C Membership Units (362,416 units)	—	—	362	—	(362)	—
Impresa Aerospace Holdings, LLC	Class F Membership Units (604,504 units)	—	—	605	—	(605)	—
		270	10,064	12,794	(15,870)	(6,988)	—
J&J Produce Holdings, Inc.	Subordinated Debt (13% Cash)	683	5,182	—	—	—	5,182
J&J Produce Holdings, Inc.	Common Stock (8,182 shares)	—	934	—	(593)	—	341
J&J Produce Holdings, Inc.	Common Stock Warrants (4,506 shares)	—	515	—	(327)	—	188
		683	6,631	—	(920)	—	5,711
LJS Partners, LLC	Common Stock (1,500,000 shares)	—	14,622	—	(12,116)	—	2,506
		—	14,622	—	(12,116)	—	2,506
MJC Holdings, LLC	Subordinated Debt (14%, 2% PIK at company’s option)	653	7,500	—	(7,500)	—	—
MJC Holdings, LLC	Series A Preferred Units (2,000,000 units)	—	5,224	499	—	—	5,723
		653	12,724	499	(7,500)	—	5,723
MMI Holdings, LLC	Senior Secured Debt (12% Cash)	316	2,600	—	—	—	2,600
MMI Holdings, LLC	Subordinated Debt (6% Cash)	25	400	—	—	—	400
MMI Holdings, LLC(5)	Preferred Units (1,000 units, 6% PIK Dividend)	—	1,200	84	(11)	—	1,273
MMI Holdings, LLC	Common Membership Units (45 units)	—	125	1	—	—	126
		341	4,325	85	(11)	—	4,399
MTI Holdings, LLC	Subordinated Debt (12% Cash)	973	8,000	—	—	—	8,000
MTI Holdings, LLC	Membership Units (2,000,000 units)	—	2,823	2,135	—	—	4,958
		973	10,823	2,135	—	—	12,958
Source Capital ABUTEC, LLC	Senior Secured Debt (12% Cash, 3% PIK)	632	5,125	158	(117)	—	5,166
Source Capital ABUTEC, LLC	Preferred Membership Units (10.8% fully diluted)	—	60	—	(60)	—	—
		632	5,185	158	(177)	—	5,166
Source Capital Penray, LLC	Subordinated Debt (13% Cash)	330	2,500	—	—	—	2,500
Source Capital Penray, LLC	Membership Units (11.3% ownership)	125	810	3	—	—	813
Source Capital Penray, LLC	Common Stock Warrants (6.65% ownership)	—	576	2	—	—	578
		455	3,886	5	—	—	3,891

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 4. Investments and Fair Value Measurements  – (continued)

Portfolio Company(4)	Type of Investment	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2013 Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	December 31, 2014 Value
Source Capital SSCR, LLC	Senior Secured Term Debt (7% Cash)	222	—	5,000	(249)	—	4,751
Source Capital SSCR, LLC	Subordinated Debt (7% Cash)	2,119	14,073	47	(2,630)	—	11,490
Source Capital SSCR, LLC	Preferred Membership Units (15.8% ownership)	—	—	158	(158)	—	—
Source Capital SSCR, LLC	Membership Unit Warrant (0.31% ownership)	—	—	10	(10)	—	—
		2,341	14,073	5,215	(3,047)	—	16,241
Source Recycling, LLC	Subordinated Debt (13% Cash)	707	3,950	977	—	—	4,927
Source Recycling, LLC	Membership Units (68,656 units)	—	—	—	—	—	—
Source Recycling, LLC	Membership Unit Warrants (1% fully diluted)	—	—	—	—	—	—
		707	3,950	977	—	—	4,927
Sparus Holdings	Senior Secured Term Debt (12% Cash, 2% PIK)	294	—	5,012	(962)	—	4,050
Sparus Holdings	Subordinated Debt (9% Cash, 5% PIK)	955	7,000	1,066	(1,543)	—	6,523
Sparus Holdings	Series B Preferred Stock (5,703 shares)	—	1,479	—	(1,479)	—	—
Sparus Holdings	Common Stock Warrants (3,491 shares)	—	304	—	(304)	—	—
		1,249	8,783	6,078	(4,288)	—	10,573
STX Healthcare Management Services, Inc.	Subordinated Debt (12.5% Cash)	1,247	7,425	—	(1,000)	—	6,425
STX Healthcare Management Services, Inc.	Common Stock (1,200,000 shares)	—	942	—	(228)	—	714
STX Healthcare Management Services, Inc.	Common Stock Warrants (1,154,254 shares)	—	906	—	(219)	—	687
		1,247	9,273	—	(1,447)	—	7,826
Take 5 Oil Change, Inc.	Common Stock (10,692 shares)	—	1,604	—	(3,670)	2,066	—
		—	1,604	—	(3,670)	2,066	—
TCE Holdings, Inc.	Subordinated Debt (12% Cash, 2% PIK)	1,526	12,088	206	(299)	—	11,995
TCE Holdings, Inc.	Subordinated Debt (12% Cash, 2% PIK)	1,216	9,633	164	(281)	—	9,516
TCE Holdings, Inc.	Class A Common Stock (3,600 shares)	—	3,600	—	(950)	—	2,650
		2,742	25,321	370	(1,530)	—	24,161
V12 Holdings	Senior Secured Term Debt (15% PIK)	—	—	406	—	—	406
V12 Holdings	Bridge Note (0% Cash)	—	663	—	—	—	663
V12 Holdings	Tier 2 Note (0% Cash)	—	81	—	—	—	81
V12 Holdings	Senior Subordinated Note (0% Cash)	—	3,598	—	(35)	—	3,563
V12 Holdings	Tier 3 Note (0% Cash)	—	314	—	(15)	—	299
V12 Holdings	Jr. Subordinated Note (0% Cash)	—	405	2,345	—	—	2,750
V12 Holdings	Tier 4 Note (0% Cash)	—	—	243	—	—	243

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 4. Investments and Fair Value Measurements  – (continued)

Portfolio Company(4)	Type of Investment	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2013 Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	December 31, 2014 Value
V12 Holdings	Series A-1 Preferred Stock (255,102 shares)	—	—	—	—	—	—
V12 Holdings	Series A-3 Preferred Stock (88,194 shares)	—	—	—	—	—	—
V12 Holdings	Series A-5 Preferred Stock (20,530 shares)	—	—	—	—	—	—
V12 Holdings	Common Stock Warrants (2,063,629 warrants)	—	—	—	—	—	—
		—	5,061	2,994	(50)	—	8,005
Total Affiliate Investments		$17,879	$189,098	$49,757	$(65,541)	$(1,843)	$171,471

(1)	Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively.
(2)	Gross additions include increase in the cost basis of investments resulting from new portfolio investment, follow-on investments and accrued PIK interest. Gross Additions also include net increases in unrealized appreciation.
(3)	Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments, sales and net unrealized depreciation.
(4)	All debt investments are income producing in accordance with rate disclosed. Equity and warrant investments are non-income producing, unless otherwise noted.
(5)	The equity investment is income producing, based on rate disclosed.

Note 5. Agreements

On September 24, 2013, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with our Investment Advisor, which was approved by the Board of the Company on June 10, 2013. The initial term of the Investment Advisory Agreement is two years, with automatic, one-year renewals at the end of each year subject to certain approvals by our Board and/or our stockholders. Subject to the overall supervision of our Board, our Investment Advisor manages our day-to-day operations, and provides investment advisory and management services to us. Under the terms of our Investment Advisory Agreement, the Investment Advisor:

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 5. Agreements  – (continued)

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

Prior to the Formation Transactions, the management fee charged by each Legacy Fund for each fiscal quarter was the lesser of (a) an amount equal to an annual rate of .625% of the sum of (i) the Legacy Fund’s regulatory capital and (ii) the amount of an assumed two tiers of outstanding leverage based on such regulatory capital, or (b) an amount negotiated between the General Partner of the Legacy Funds and the Management Company of the Legacy Funds. The management fee was reduced by certain fees ultimately received by the Management Company of the Legacy Funds from the portfolio companies. Payments of the management fee were made quarterly in advance. Certain direct expenses such as legal, audit, tax, and limited partner expense were the responsibility of the Legacy Funds.

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 5. Agreements  – (continued)

•	100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle but is less than 2.5% in any calendar quarter (10.0% annualized). We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle but is less than 2.5%) as the “catch-up.” The “catch-up” is meant to provide the Investment Advisor with 20% of our pre-incentive fee net investment income as if a hurdle did not apply if this net investment income exceeds 2.5% in any calendar quarter; and
•	20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Advisor (once the hurdle is reached and the catch-up is achieved, 20% of all preincentive fee investment income thereafter is allocated to the Investment Advisor).

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

For the years ended December 31, 2014, 2013 and 2012 we incurred $9.3 million, $5.1 million and $4.2 million in base management fees, respectively. For the years ended December 31, 2014, 2013 and 2012, our Investment Advisor waived fees of $0.2 million, $0.3 million and $0.2, respectively. We incurred $2.8 million, $1.5 million, and $0 in incentive fees related to pre-incentive fee net investment income for the years ended December 31, 2014, 2013, and 2012, respectively.

On September 24, 2013, the Company entered into an administration agreement (the “Administration Agreement”) with Capitala Advisors Corp., our Administrator, pursuant to which our Administrator has agreed to furnish us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders. In addition, our Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others.

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 5. Agreements  – (continued)

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

For the years ended December 31, 2014, 2013, and 2012, we paid our administrator $1.0 million, $0.2 million, and $0 million for our allocable portion of the Administrator’s overhead.

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

Note 6. Related Party Transactions

At December 31, 2014 and December 31, 2013, the Company had the following receivables from (payables to) related parties relating to certain capital contributions, management fees, incentive fees and reimbursable expenses (dollars in thousands):

	December 31, 2014	December 31, 2013
CapitalSouth Corporation	$252	$252
Shareholders/Limited Partners	205	267
CapitalSouth Partners Fund III, L.P.	—	1,118
Capitala Investment Advisors, LLC	(106)	(2,670)
Total	$351	$(1,033)

These amounts are reflected in the accompanying statements of financial position under the captions, “Due from related parties”, “Management and incentive fee payable” and “Due to related parties.”

At times, the Company maintains deposit accounts and certificates of deposit with financial institutions that are shareholders of the Company or were limited partners of a Legacy Fund prior to the Formation Transactions. Total deposits with these financial institutions were approximately $31 thousand and $2.8 million at December 31, 2014 and December 31, 2013, respectively.

Note 7. Borrowings

SBA Debentures

The Company, through its two wholly-owned subsidiaries, uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of December 31, 2014, the Company has $192.2 million of SBA-guaranteed debentures outstanding. The Company has issued all SBA-guaranteed debentures that were permitted under each of the Legacy Funds’ respective SBIC licenses (as applicable), and there are no unused SBA debenture commitments remaining. SBA-guaranteed debentures are secured by a lien on all assets of Fund II and Fund III. As of December 31, 2014, Fund II and Fund III had total assets of approximately $369.2 million. On June 10, 2014, the Company received an exemptive order from the SEC exempting the Company, Fund II, and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 7. Borrowings  – (continued)

as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. The Company intends to comply with the conditions of the order.

For the years ended December 31, 2014, 2013 and 2012 we recorded $8.5 million, $8.4 million and $7.9 million, respectively, of interest, annual charges, and financing expenses related to the SBA guaranteed debentures, of which $7.8 million, $8.1 million and $7.3 million, respectively, was attributable to interest expense and $0.7 million, $0.3 million and $0.6 million, respectively, of amortization of commitment and upfront fees. The weighted average interest rate for all SBA-guaranteed debentures as of December 31, 2014 and December 31, 2013 was 3.51% and 3.57%, respectively. In addition to the stated interest rate, the SBA also charges an annual fee on all SBA-guaranteed debentures issued, which is included in the Company’s interest expense. The weighted average annual fee for all SBA-guaranteed debentures as of December 31, 2014 and December 31, 2013 was 0.48% and 0.50%, respectively.

As of December 31, 2014 and December 31, 2013, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):

Maturity Date	Interest Rate	SBA Annual Charge	December 31, 2014	December 31, 2013
March 1, 2014	4.120%	0.855%	$—	$2,000
September 1, 2014	4.684%	0.855%	—	8,000
September 1, 2015	4.941%	0.871%	8,000	8,000
March 1, 2016	5.524%	0.871%	2,000	2,000
September 1, 2016	5.535%	0.941%	11,500	11,500
March 1, 2019	4.620%	0.941%	5,000	5,000
September 1, 2020	3.215%	0.285%	19,000	19,000
March 1, 2021	4.084%	0.515%	15,700	15,700
March 1, 2021	4.084%	0.285%	46,000	46,000
March 1, 2022	2.766%	0.285%	10,000	10,000
March 1, 2022	2.766%	0.515%	50,000	50,000
March 1, 2023	2.351%	0.515%	25,000	25,000
			$192,200	$202,200

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

For the year ended December 31, 2014, the Company has recorded $4.4 million of interest expense and $0.3 million of amortization of deferred financing costs related to the Notes.

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

Borrowings under the Credit Facility bear interest, at the Company’s election, at a rate per annum equal to (i) the one, two, three or six month LIBOR as applicable, plus 3.00% or (ii) 2.00% plus the highest of

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 7. Borrowings  – (continued)

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

As of and for the year ending December 31, 2014, the Company had no outstanding balance on the Credit Facility. For the year ended December 31, 2014 the Company recorded $0 of interest expense, $0.1 million of amortization of deferred financing costs, and $0.1 million of unused commitment fees related to the Credit Facility.

The Credit Facility is secured by investments and cash held by Capitala Finance Corp., exclusive of assets held at our two SBIC subsidiaries. Assets pledged to secure the Credit Facility were $173.4 million at December 31, 2014. As part of the terms of the Credit Facility, the Company may not make cash distributions with respect to any taxable year that exceed 110% (125% if the Company is not in default and our covered debt does not exceed 85% of the borrowing base) of the amounts required to be distributed to maintain eligibility as a RIC and to reduce our tax liability to zero for taxes imposed on our investment company taxable income and net capital gains.

Note 8. Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code. As a RIC, the Company is not taxed on any investment company taxable income or capital gains which it distributes to shareholders. The Company intends to make the requisite distributions to its stockholders which will relieve the Company from U.S. federal income taxes. Accordingly, no provision for U.S. federal income tax has been made in the consolidated financial statements.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts in accordance with U.S. GAAP and those differences could be material.

The following permanent differences due to an adjustment of the realized gains/losses upon disposition of partnership interest were reclassified for tax purposes for the tax year ended August 31, 2014 (dollars in thousands):

Tax year ended August 31, 2014
Decrease in accumulated net investment income	$(19)
Increase in accumulated net realized gains on investments	19
Decrease in capital in excess of par value	$—

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 8. Income Taxes  – (continued)

As of August 31, 2014, the tax basis components of distributable earnings were as follows (dollars in thousands):

Tax year ended August 31, 2014
Undistributed ordinary income	$683
Accumulated capital losses	(7,566)
Unrealized appreciation/depreciation	62,726
Other temporary differences	(1,568)
Total	$54,275

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the recently enacted Regulated Investment Company Modernization Act of 2010, capital losses incurred after December 22, 2010 will not be subject to expiration and will retain their character. As of August 31, 2014, the Company has a long-term capital loss carry forward of $7.6 million.

The following table reconciles net increase in net assets resulting from operations to taxable income for the tax year ended August 31, 2014 (dollars in thousands):

Tax year ended August 31, 2014
Net increase in net assets resulting from operations	$9,894
Net change in unrealized (appreciation) depreciation on investments and secured borrowings	2,658
Other deductions for book in excess of deductions for tax	6,425
Total taxable income	$18,977

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the tax year ended August 31, 2014 (dollars in thousands):

Tax year ended August 31, 2014
Ordinary income	$18,294
Long-term capital gains	—
Return of capital	—
Total	$18,294

For U.S federal income tax purposes, as of August 31, 2014, the aggregate net unrealized appreciation for all securities is $62.7 million. The aggregate cost of securities for U.S. federal income tax purposes is $342.5 million.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 9. Directors Fees

Our independent directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting, and also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the years ended December 31, 2014, 2013 and 2012, the Company recognized director fee expense of $367 thousand, $195 thousand and $0, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

Note 10. Stockholders’ Equity

On September 24, 2013, we issued 8,974,420 shares of common stock to the limited partners of the Legacy Funds, in exchange for 100% of their membership interests or certain investment assets of such Legacy Funds, as the case may be. On September 30, 2013, we issued 4,000,000 shares of common stock in connection with the closing of our IPO. The shares issued in the IPO were priced at $20.00 per share. We received proceeds of $74.25 million in the IPO, net of underwriters’ discounts and commissions of $5.75 million. As of December 31, 2014, the Company had 12,974,420 shares of common stock outstanding.

Note 11. Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in four majority owned portfolio companies that are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each portfolio company, along with summarized financial information as of December 31, 2014 and December 31, 2013 and for the three years in the period then ended.

Print Direction, Inc.

Print Direction, Inc., incorporated in Georgia on May 11, 2006, is a professional printing services firm serving customers, particularly fast food, retail, and other similar chains, throughout the United States. Print Direction, Inc. also provides warehousing and distribution services for these customers. The income the Company generated from Print Direction, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation/depreciation, was $2.6 million, $4.4 million, and $2.7 million for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively.

Navis Holdings, Inc.

Navis Holdings, Inc., incorporated in Delaware on December 21, 2010, designs and manufactures leading machinery for the global knit and woven finishing textile industries. The income (loss) the Company generated from Navis Holdings, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation/depreciation, was $4.2 million, $1.6 million and $(1.5) million for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively.

On-Site Fuel Service, Inc.

On-Site Fuel Service, Inc. is a 100% owned subsidiary of On-Site Fuel Holdings, Inc., which was incorporated in Delaware on December 19, 2011. On-Site Fuel Service, Inc. provides fueling services for commercial and government vehicle fleets throughout the southeast United States. The income (loss) the Company generated from On-Site Fuel Service, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation/depreciation, was $(4.8) million, $2.0 million, and $0.2 million for the years ended December 31, 2014, December 31, 2013, and December 31, 2012, respectively.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 11. Summarized Financial Information of Our Unconsolidated Subsidiaries  – (continued)

CableOrganizer Holdings, LLC

CableOrganizer Holdings, LLC, a Delaware limited liability company that began operations on April 23, 2013, is a leading online provider of cable and wire management products. The income (loss) the Company generated from CableOrganizer Holdings, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation/depreciation, was $2.9 million and $(0.4) million for the years ended December 31, 2014 and December 31, 2013, respectively.

The summarized financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):

	As of
Balance Sheet – Print Direction, Inc.	December 31, 2014	December 31, 2013
Current assets	$5,055	$6,059
Noncurrent assets	5,346	5,588
Total assets	$10,401	$11,647
Current liabilities	$3,193	$3,492
Noncurrent liabilities	14,510	10,520
Total liabilities	$17,703	$14,012
Total equity	$(7,302)	$(2,365)

	For the year ended
Statements of Operations – Print Direction, Inc.	December 31, 2014	December 31, 2013	December 31, 2012
Net sales	$22,553	$25,360	$23,916
Cost of goods sold	9,045	10,724	10,555
Gross profit	$13,508	$14,636	$13,361
Other expenses	$13,399	$12,878	$12,288
Income before income taxes	109	1,758	1,073
Income tax provision	46	610	417
Net Income	$63	$1,148	$656

	As of
Balance Sheet – Navis Holdings, Inc.	December 31, 2014	December 31, 2013
Current assets	$4,818	$4,599
Noncurrent assets	5,002	6,360
Total assets	$9,820	$10,959
Current liabilities	$3,179	$2,228
Noncurrent liabilities	6,921	7,047
Total liabilities	$10,100	$9,275
Total equity	$(280)	$1,684

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 11. Summarized Financial Information of Our Unconsolidated Subsidiaries  – (continued)

	For the year ended
Statements of Operations – Navis Holdings, Inc.	December 31, 2014	December 31, 2013	December 31, 2012
Net sales	$16,114	$14,177	$13,268
Cost of goods sold	10,444	9,833	9,092
Gross profit	$5,670	$4,344	$4,176
Other expenses	$5,070	$4,736	$4,977
Income (loss) before income taxes	600	(392)	(801)
Income tax provision (benefit)	264	(129)	(246)
Net Income (loss)	$336	$(263)	$(555)

	As of
Balance Sheet – On-Site Fuel Service, Inc.	December 31, 2014	December 31, 2013
Current assets	$13,021	$16,000
Noncurrent assets	18,464	17,702
Total assets	$31,485	$33,702
Current liabilities	$12,439	$12,666
Noncurrent liabilities	12,174	11,442
Total liabilities	$24,613	$24,108
Total equity	$6,872	$9,594

	For the year ended
Statements of Operations – On-Site Fuel Service, Inc.	December 31, 2014	December 31, 2013	December 31, 2012
Net sales	$197,053	$237,997	$228,233
Cost of goods sold	186,880	225,223	216,738
Gross profit	$10,173	$12,774	$11,495
Other expenses	$12,895	$13,406	$12,892
Income (loss) before income taxes	(2,722)	(632)	(1,397)
Income tax provision (benefit)	—	(115)	(368)
Net Income (loss)	$(2,722)	$(517)	$(1,029)

	As of
Balance Sheet – CableOrganizer Holdings, LLC	December 31, 2014	December 31, 2013
Current assets	$3,470	$2,436
Noncurrent assets	12,383	8,474
Total assets	$15,853	$10,910
Current liabilities	$2,025	$1,299
Noncurrent liabilities	10,757	6,585
Total liabilities	$12,782	$7,884
Total equity	$3,071	$3,026

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 11. Summarized Financial Information of Our Unconsolidated Subsidiaries  – (continued)

Statements of Operations – CableOrganizer Holdings, LLC	For the year ended December 31, 2014	For the period from Inception (May 23, 2013) to December 31, 2013
Net sales	$23,723	$8,489
Cost of goods sold	15,064	5,736
Gross profit	$8,659	$2,753
Other expenses	$8,446	$3,902
Income (loss) before income taxes	213	(1,149)
Income tax provision (benefit)	—	—
Net Income (loss)	$213	$(1,149)

Note 12. Earnings Per Share

In accordance with the provisions of ASC 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2014, there were no dilutive shares.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands except share and per share data):

	For the year ended
Basic and diluted	December 31, 2014	December 31, 2013	December 31, 2012
Net increase/(decrease) in net assets from operations	$(3,440)	$28,858	$49,570
Weighted average common shares outstanding	12,974,420	12,974,420	N/A
Net increase/(decrease) in net assets per share from operations-basic and diluted	$(0.27)	$2.22	N/A

Note 13. Dividend

The Company’s dividends and distributions are recorded on the record date. Shareholders have the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and common stock.

The following table summarizes the Company’s dividend declarations and distributions during the years ended December 31, 2014 and 2013:

Date Declared	Record Date	Payment Date	Amount Per Share
October 2, 2014	December 19, 2014	December 30, 2014	$0.1567
October 2, 2014	November 21, 2014	November 28, 2014	$0.1567
October 2, 2014	October 22, 2014	October 30, 2014	$0.1567
August 7, 2014	September 12, 2014	September 26, 2014	$0.47
May 8, 2014	June 9, 2014	June 26, 2014	$0.47
February 27, 2014	March 14, 2014	March 26, 2014	$0.47
Total Distributions Declared for Fiscal 2014			$1.88

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 13. Dividend  – (continued)

Date Declared	Record Date	Payment Date	Amount Per Share
November 11, 2013	December 10, 2013	December 30, 2013	$0.47
Total Dividends Declared for Fiscal 2013			$0.47

Note 14. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2014 and 2013 (dollars in thousands, except share and per share data):

	Year Ended December 31, 2014	Year Ended December 31, 2013
Per share data:
Net asset value at beginning of period(1)	$20.71	$17.61
Net investment income(2)	1.54	1.50
Net realized gain on investments	0.06	0.17
Net unrealized appreciation (depreciation) on investments	(1.87)	0.55
Net increase (decrease) in net assets from operations	(0.27)	2.22
Distributions declared from net investment income	(1.88)	(0.47)
Partners’ capital contribution	—	1.92
Distribution to partners	—	(0.57)
Net asset value at end of period	$18.56	$20.71
Net assets at end of period	$240,837	$268,670
Shares outstanding at end of period	12,974,420	12,974,420
Per share market value at end of period	$17.87	$19.90
Total return based on market value(3)	(0.85)%	1.88%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(1)	7.78%	7.68%
Ratio of incentive fee to average net assets(1)	1.11%	0.60%
Ratio of debt related expenses to average net assets(1)	5.21%	3.30%
Ratio of other operating expenses net of management fee waiver to average net assets(1)	5.20%	2.38%
Ratio of total expenses to average net assets(1)(7)	11.52%	6.28%
Portfolio turnover rate(4)	18.62%	16.77%
Average debt outstanding(5)	$255,268	$198,159
Average debt outstanding per common share	$19.67	$15.27
Asset coverage ratio per unit(6)	$1,788	$2,376

(1)	Net asset value as of January 1, 2013 and average net assets for year ended December 31, 2013 are presented as if the IPO and Formation Transactions had occurred on January 1, 2013. See Note 2 for a further description of the basis of presentation of the Company’s financial statements.
(2)	Net investment income per share is calculated using the weighted average shares outstanding during the period.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 14. Financial Highlights  – (continued)

(3)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(4)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value. Portfolio turnover rates that cover less than a full period are not annualized.
(5)	Based on daily weighted average balance of debt outstanding during the period.
(6)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtness not represented by senior securities, to the aggregate amount of senior securities representing indebtness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtness.
(7)	The ratio of waived management fees to average net assets was 0.09% for the year ended December 31, 2014. The ratio of waived management fees to average net assets was 0.13% for the year ended December 31, 2013.

Note 15. Selected Quarterly Financial Data (Unaudited)

	For the quarter ended
(Dollars in thousands, except per share data)	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total investment income	$13,461	$11,167	$12,526	$12,374
Net investment income	$5,067	$3,544	$5,634	$5,721
Net increase/(decrease) in net assets from operations	$(11,181)	$311	$6,212	$1,218
Net investment income per share	$0.39	$0.27	$0.43	$0.44
Net increase/(decrease) in net assets from operations per share	$(0.86)	$0.02	$0.48	$0.09
Net asset value per share at end of period	$18.56	$19.89	$20.34	$20.33

	For the quarter ended
(Dollars in thousands, except per share data)	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total investment income	$12,145	$8,801	$8,216	$6,271
Net investment income	$6,100	$5,437	$4,658	$3,289
Net increase in net assets from operations	$6,797	$7,909	$11,583	$2,569
Net investment income per share(1)	$0.47	$0.42	$0.36	$0.25
Net increase in net assets from operations per share(1)	$0.52	$0.61	$0.89	$0.20
Net asset value per share at end of period(1)	$20.71	$20.79	$20.58	$19.74

(1)	Per share amounts are presented as if the Formation Transactions had occurred on January 1, 2013.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 16. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2014.

Distributions

On January 5, 2015, the Company announced that its Board of Directors has declared distributions for the months of January, February, and March of 2015.

Date Declared	Record Date	Payment Date	Amount Per Share
January 2, 2015	March 23, 2015	March 30, 2015	$0.1567
January 2, 2015	February 20, 2015	February 26, 2015	$0.1567
January 2, 2015	January 22, 2015	January 29, 2015	$0.1567
Total Dividends Declared for Fiscal 2015			$0.47

Credit Facility

On January 6, 2015, the Company entered into an Incremental Assumption Agreement, (the “Incremental Assumption Agreement”), relating to the Credit Facility. The Incremental Assumption Agreement increased the amount of borrowings available under the Credit Facility from $50.0 million to $80.0 million. The $30.0 million increase in total commitments under the Credit Facility was executed under the “accordion” feature of the Credit Facility, which allows for an increase in total commitments under the Credit Facility up to $150.0 million.

Portfolio Activity

On January 23, 2015, the Company invested $20.0 million in subordinated debt of Tender Greens Holdings, LLC, earning 14.0% cash interest, plus warrant participation.

On February 13, 2015, the Company invested $1.5 million in senior secured term debt and subordinated debt of Sun & Skin Care Research, LLC, an existing portfolio investment, earning 7.0% cash interest.

On February 20, 2015, the Company invested $1.1 million in subordinated debt of On-Site Fuel Services, Inc., an existing portfolio investment, earning 14.0% cash interest and 4.0% PIK.

On February 26, 2015, the Company invested $15.0 million in subordinated debt of Portrait Innovations, Inc., earning 12.0% cash interest.

On March 2, 2015, the Company received $12.0 million from A Wireless Holding Company, representing full repayment of the Company’s subordinated debt investment, yielding 12.0% cash interest, due September 9, 2019.

On March 2, 2015, the Company received $4.0 million from the sale of 179,748 shares of Boot Barn, Inc. (NYSE:BOOT), resulting in a realized gain of $3.3 million. The Company still holds 420,252 shares of BOOT, subject to a lockup agreement that expires during the second quarter of 2015.

Special Distribution

On February 26, 2015, the Company’s board of directors declared a special distribution in the aggregate amount of approximately $6.5 million, or $0.50 per share of the Company’s common stock, to be paid monthly over the remainder of 2015. This represents approximately a 32% increase over normal monthly distributions, as previously announced.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 16. Subsequent Events  – (continued)

Share Repurchase Program

On February 26, 2015, the Company’s board of directors authorized a program for the purpose of repurchasing up to $12 million worth of its common stock. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Unless extended by the Company’s board of directors, the Company expects the repurchase program to be in place until the earlier of March 31, 2016 or until $12 million of the Company’s outstanding shares of common stock have been repurchased.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2014 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2014.

Due to the Company’s status as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2014.

(c)	Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders with the Securities and Exchange Commission (the “SEC”), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. The following documents are filed as part of this Annual Report:

The following financial statements are set forth in Item 8:

b. Exhibits

Exhibit Number	Description of Document
3.1	Articles of Amendment and Restatement(1)
3.2	Certificate of Limited Partnership of CapitalSouth Partners Fund II Limited Partnership(2)
3.3	Certificate of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P.(2)
3.4	Bylaws(1)
3.5	Form of Amended and Restated Limited Partnership Agreement of CapitalSouth Partners Fund II Limited Partnership(3)
3.6	Form of Amended and Restated Agreement of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P.(3)
4.1	Form of Common Stock Certificate(1)
4.2	Form of Base Indenture(4)
4.3	Form of First Supplemental Indenture(4)
4.4	Form of Global Note (included as Exhibit A to the Form of First Supplemental Indenture)(4)
10.1	Form of Dividend Reinvestment Plan(1)
10.2	Form of Investment Advisory Agreement by and between Registrant and Capitala Investment Advisors, LLC(1)
10.3	Form of Custodian Agreement(1)
10.4	Form of Administration Agreement by and between Registrant and Capitala Advisors Corp.(1)
10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)
10.6	Form of Trademark License Agreement by and between Registrant and Capitala Investment Advisors, LLC(1)
10.7	Form of Senior Secured Revolving Credit Agreement dated October 17, 2014, among Capitala Finance Corp., as Borrower, the lenders party thereto, and ING Capital LLC, as Administrative Agent, Arranger and Bookrunner(5)
10.8	Form of Guarantee, Pledge and Security Agreement dated October 17, 2014, among Capitala Finance Corp., as Borrower, the subsidiary guarantors party thereto, ING Capital LLC, as Revolving Administrative Agent for the Revolving Lenders and as Collateral Agent, and each Financing Agent and Designated Indebtedness Holder party thereto(5)
10.9	Form of Incremental Assumption Agreement, dated January 6, 2015, relating to the Senior Secured Revolving Credit Agreement, dated as of October 17, 2014, among Capitala Finance Corp., as borrower, the lenders from time to time party thereto, and ING Capital LLC, as administrative agent, arranger and bookrunner(6)
11.1	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report)
14.1	Code of Business Conduct(1)
14.2	Code of Ethics(2)
21.1	List of Subsidiaries (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit Number	Description of Document
32.1	Certification of Chief Executive Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Previously filed in connection with the Pre-Effective Amendment No. 1 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 9, 2013.
(2)	Previously filed in connection with Pre-Effective Amendment No. 2 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 16, 2013.
(3)	Previously filed in connection with Pre-Effective Amendment No. 5 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 24, 2013.
(4)	Previously filed in connection with Pre-Effective Amendment No. 2 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-193374) filed on May 21, 2014.
(5)	Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on October 21, 2014.
(6)	Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on January 8, 2015.

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

 Capitala Finance Corp.

Date: March 4, 2015	By /s/ Joseph B. Alala III Joseph B. Alala III Chief Executive Officer (Principal Executive Officer) Capitala Finance Corp.
Date: March 4, 2015	By /s/ Stephen A. Arnall Stephen A. Arnall Chief Financial Officer (Principal Financial and Accounting Officer) Capitala Finance Corp.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph B. Alala III Joseph B. Alala III	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 4, 2015
/s/ Stephen A. Arnall Stephen A. Arnall	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2015
/s/ M. Hunt Broyhill M. Hunt Broyhill	Director	March 4, 2015
/s/ R. Charles Moyer R. Charles Moyer	Director	March 4, 2015
/s/ Larry W. Carroll Larry W. Carroll	Director	March 4, 2015
/s/ H. Paul Chapman H. Paul Chapman	Director	March 4, 2015