Form 10-Q
period 2015-03-31
Capitala Finance Corp.
filed 2015-05-11
CIK 1571329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2015

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive office, telephone number and state of incorporation	I.R.S. Employer Identification Number
814-01022	Capitala Finance Corp. 4201 Congress St., Suite 360 Charlotte, North Carolina Telephone: (704) 376-5502 State of Incorporation: Maryland	90-0945675

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

The number of shares of Capitala Finance Corp.’s common stock, $0.01 par value, outstanding as of May 11, 2015 was 16,477,242.

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Capitala Finance Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of
	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS

Investments at fair value
Non-control/non-affiliate investments (amortized cost of $256,792 and $219,163, respectively)	$278,690	$236,804
Affiliate investments (amortized cost of $156,307 and $154,552, respectively)	173,585	171,471
Control investments (amortized cost of $70,936 and $67,440, respectively)	66,652	72,062
Total investments at fair value (amortized cost of $484,035 and $441,155, respectively)	518,927	480,337
Cash and cash equivalents	32,007	55,107
Interest and dividend receivable	4,929	3,113
Due from related parties	518	518
Deferred financing fees (net of accumulated amortization of $3,755 and $3,288, respectively)	9,843	10,002
Prepaid expenses	371	515
Other assets	380	274
Total assets	$566,975	$549,866

LIABILITIES
SBA debentures	$192,200	$192,200
Notes	113,438	113,438
Revolving credit facility	15,000	-
Distribution payable	5,840	-
Due to related parties	89	8
Management and incentive fee payable	1,183	159
Interest payable	997	2,902
Accounts payable and accrued expenses	56	322
Total liabilities	$328,803	$309,029

Commitments and contingencies (Note 2)

NET ASSETS
Common stock, par value $.01, 100,000,000 common shares authorized, 12,977,242 and 12,974,420 common shares issued and outstanding, respectively	130	130
Additional paid in capital	188,458	188,408
Accumulated undistributed net investment income	11,033	12,314
Accumulated undistributed net realized gain from investments	3,659	803
Net unrealized appreciation on investments	34,892	39,182
Total net assets	238,172	240,837

Total liabilities and net assets	$566,975	$549,866

Net asset value per share	$18.35	$18.56

See accompanying notes to consolidated financial statements.
3

Capitala Finance Corp.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	For the three months ended March 31,
	2015	2014

INVESTMENT INCOME
Interest and fee income:
Non-control/Non-affiliate investments	$7,675	$2,940
Affiliate investments	3,591	3,740
Control investments	1,639	1,333
Total interest and fee income	12,905	8,013
Payment-in-kind interest and dividend income:
Non-control/Non-affiliate investments	314	173
Affiliate investments	257	293
Control investments	198	125
Total payment-in-kind interest and dividend income	769	591
Dividend income:
Non-control/Non-affiliate investments	153	163
Affiliate investments	29	29
Control investments	184	3,570
Total dividend income	366	3,762
Interest income from cash and cash equivalents	1	8
Total investment income	14,041	12,374

EXPENSES
Interest and financing expenses	4,637	2,199
Base management fee	2,410	2,018
Incentive fees	1,180	1,430
Administrative expenses	275	226
Other operating expenses	722	904
Expenses before management fee waiver	9,224	6,777
Management fee waiver (See Note 5)	-	(124)
Total expenses net of management fee waiver	9,224	6,653

NET INVESTMENT INCOME	4,817	5,721

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain from investments:
Non-control/Non-affiliate investments	28	1,158
Control investments	9,312	62
Total realized gain from investments	9,340	1,220
Net unrealized depreciation on investments	(4,290)	(5,723)
Net gain (loss) on investments	5,050	(4,503)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$9,867	$1,218

NET INCREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC AND DILUTED	$0.76	$0.09

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	12,974,483	12,974,420

DISTRIBUTIONS DECLARED AND PAID PER SHARE	$0.52	$0.47

DISTRIBUTIONS DECLARED AND PAYABLE PER SHARE	$0.45	$-

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except share data)

(unaudited)

	Common Stock		Additional	Accumulated	Accumulated Undistributed Net	Net Unrealized Appreciation
	Number of Shares	Par Value	Paid in Capital	Undistributed Net Investment Income	Realized Gains (Losses)	(Depreciation) on Investments	Total

BALANCE, December 31, 2013	12,974,420	$130	$188,408	$16,760	$(48)	$63,420	$268,670
Net investment income	-	-	-	5,721	-	-	5,721
Net realized gain on
portfolio investments	-	-	-	-	1,220	-	1,220
Net change in unrealized appreciation/(depreciation) on portfolio investments	-	-	-	-	-	(5,723)	(5,723)
Distributions declared	-	-	-	(6,098)	-	-	(6,098)
BALANCE, March 31, 2014	12,974,420	$130	$188,408	$16,383	$1,172	$57,697	$263,790

BALANCE, December 31, 2014	12,974,420	$130	$188,408	$12,314	$803	$39,182	240,837
Net investment income	-	-	-	4,817	-	-	4,817
Net realized gain from investments	-	-	-	-	9,340	-	9,340
Net change in unrealized appreciation/(depreciation) on portfolio investments	-	-		-	-	(4,290)	(4,290)
Distributions to shareholders:
Stock issued under dividend reinvestment plan	2,822	-	50	-	-	-	50
Distributions declared	-	-	-	(6,098)	(6,484)	-	(12,582)
BALANCE, March 31, 2015	12,977,242	$130	$188,458	$11,033	$3,659	$34,892	$238,172

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the three months ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$9,867	$1,218
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of portfolio investments	(67,233)	(41,100)
Repayments of portfolio investments	34,556	10,728
Net realized gain on portfolio investments	(9,340)	(1,220)
Net unrealized depreciation on portfolio investments	4,290	5,723
Payment-in-kind interest and dividends	(769)	(591)
Accretion of original issue discount on portfolio investments	(94)	(2)
Amortization of deferred financing fees	467	191
Changes in assets and liabilities:
Interest and dividend receivable	(1,816)	(688)
Due from related parties	-	1,104
Prepaid expenses	144	101
Other assets	(106)	(583)
Due to related parties	81	(488)
Management and incentive fee payable	1,024	(570)
Interest payable	(1,905)	(2,071)
Accounts payable and accrued expenses	(266)	290
NET CASH USED IN OPERATING ACTIVITIES	(31,100)	(27,958)

CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns on SBA-guaranteed debentures	-	(10,000)
Proceeds from credit facility	15,000	-
Distributions paid to shareholders	(6,692)	(6,098)
Deferred financing fees paid	(308)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$8,000	$(16,098)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,100)	(44,056)
CASH AND CASH EQUIVALENTS, beginning of period	$55,107	$101,622
CASH AND CASH EQUIVALENTS, end of period	$32,007	$57,566

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$5,826	$4,075

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Distributions declared and payable	$5,840	$-
Distribution paid through DRIP share issuances	$50

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units)

March 31, 2015

(unaudited)

Company (3, 4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Non-control/Non-affiliated investments - 117.0%

AAE Acquisition, LLC (1)	Industrial Equipment Rental	Senior Secured Term Debt (12% Cash, Due 3/31/18)	$11,000	$10,999	$11,000	4.6%

AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (14% fully diluted)		17	2,302	1.0%

				11,016	13,302	5.6%

American Exteriors, LLC (1) (11)	Replacement Window Manufacturer	Senior Secured Debt (14% Cash, Due 1/15/16)	4,368	3,168	4,368	1.8%

American Exteriors, LLC (1)	Replacement Window Manufacturer	Jr. Convertible Note (10% Cash, Due 12/31/16)	500	415	500	0.2%

American Exteriors, LLC (6)	Replacement Window Manufacturer	Common Stock Warrants (15% fully diluted)		-	-	0.0%

				3,583	4,868	2.0%

B&W Quality Growers, LLC	Farming	Subordinated Debt (14% Cash, Due 7/23/20)	20,000	19,981	19,981	8.4%

B&W Quality Growers, LLC	Farming	Membership Unit Warrant (91,739 Units)		20	20	0.0%

				20,001	20,001	8.4%

Bluestem Brands, Inc.	Online Merchandise Retailer	Senior Secured Term Debt (L+7.5% Cash, 1% Floor, Due 11/7/2020)	5,000	4,812	4,812	2.0%

				4,812	4,812	2.0%

Boot Barn Holdings, Inc (7)	Western Wear Retail	Common Stock (420,252 shares)		1,681	10,052	4.2%

				1,681	10,052	4.2%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)		258	213	0.1%

Caregiver Services, Inc. (6)	In-Home Healthcare Services	Common Stock Warrants (655,908 units)		264	476	0.2%

				522	689	0.3%

Community Choice Financial, Inc.	Financial Services	Senior Secured Revolving Debt (L+13% Cash, 1% Floor, Due 3/27/17)	15,000	15,000	15,000	6.3%

				15,000	15,000	6.3%

Construction Partners, Inc.	Construction Services	Subordinated Debt (11.5% Cash, Due 6/12/2020)	12,500	12,500	12,500	5.2%

				12,500	12,500	5.2%

Crowley Holdings, Inc. (5)	Transportation	Series A Income Preferred Shares (6,000 shares, 10% Cash, 2% PIK dividend)		6,176	6,176	2.6%

				6,176	6,176	2.6%

CSM Bakery Solutions, LLC	Bakery Supplies Distributor	Subordinated Debt (L+7.75% Cash, 1% Floor, Due 8/7/22)	17,000	16,652	16,244	6.8%

				16,652	16,244	6.8%

Flavors Holdings, Inc.	Food Product Manufacturer	Senior Secured Term Debt (L+5.75% Cash, 1% Floor, Due 4/3/2020)	7,800	7,512	7,512	3.2%

Flavors Holdings, Inc.	Food Product Manufacturer	Subordinated Debt (L+10% Cash, 1% Floor, Due 10/3/2021)	12,000	11,549	11,549	4.8%

				19,061	19,061	8.0%

Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Senior Secured Term Debt (13% Cash, Due 10/6/16)	2,000	2,000	1,612	0.7%

Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Common Unit Warrants (12% fully diluted)		-	-	0.0%

				2,000	1,612	0.7%

Kelle's Transport Service, LLC	Transportation	Senior Secured Debt (14% Cash, Due 3/31/19)	15,173	15,159	15,173	6.4%

Kelle's Transport Service, LLC (5)	Transportation	Preferred Units (1,000 units, 10% PIK Dividend)		2,873	2,873	1.2%

Kelle's Transport Service, LLC	Transportation	Common Stock Warrants (15% fully diluted)		23	3,231	1.4%

				18,055	21,277	9.0%

Medical Depot, Inc. (1)	Medical Device Distributor	Subordinated Debt (14% Cash, Due 9/27/20)	4,667	4,667	4,667	2.0%

Medical Depot, Inc.	Medical Device Distributor	Series C Convertible Preferred Stock (740 shares)		1,333	5,317	2.2%

				6,000	9,984	4.2%

Meritas Schools Holdings, LLC	Education Services	Subordinated Debt (L+9% Cash, 1% Floor, Due 1/23/2021)	3,000	2,987	3,000	1.3%

				2,987	3,000	1.3%

Merlin International, Inc.	IT Government Contracting	Subordinated Debt (12.5% Cash, Due 12/16/2019)	20,000	20,000	20,000	8.4%

				20,000	20,000	8.4%

Nielsen & Bainbridge, LLC	Home Décor Manufacturer	Subordinated Debt (L+9.25% Cash, 1% Floor, Due 8/15/21)	15,000	14,793	14,611	6.1%

				14,793	14,611	6.1%

Portrait Innovations, Inc.	Professional and Personal Digital Imaging	Senior Secured Term Debt (12% Cash, Due 2/26/20)	15,000	15,000	15,000	6.3%

				15,000	15,000	6.3%

Sequoia Healthcare Management, LLC	Healthcare Management	Senior Secured Term Debt (12% cash, 4% PIK, due 7/17/2019)	12,388	12,178	12,388	5.2%

				12,178	12,388	5.2%

Sierra Hamilton, LLC	Oil & Gas Engineering and Consulting Services	Senior Secured Debt (12.25% Cash, Due 12/15/18)	15,000	15,000	14,547	6.1%

				15,000	14,547	6.1%

Southern Pump & Tank Company, LLC (1)	Petroleum Equipment Supplier	Senior Secured Term Debt (13% Cash, 6% PIK, Due 7/15/15)	4,379	3,554	4,213	1.8%

Southern Pump & Tank Company, LLC	Petroleum Equipment Supplier	Common Stock Warrants (10% fully diluted)		-	-	0.0%

				3,554	4,213	1.8%

Stoddard Hill Media Holdings, LLC	IT Hosting Services	Class D Preferred Units (132,159 shares)		-	95	0.0%

				-	95	0.0%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	758	0.3%

				758	758	0.3%

Tenere, Inc. (8)	Industrial Manufacturing	Senior Secured Term Debt (11% Cash, 2% PIK, Due 12/15/17)	3,528	3,528	3,528	1.5%

				3,528	3,528	1.5%

TGI Friday's, Inc.	Restaurant Chain	Subordinated Debt (L+8.25% Cash, 1% Floor, Due 7/15/21)	10,000	9,963	10,300	4.3%

				9,963	10,300	4.3%

US LBM Holdings, LLC	Building Products	Senior Secured Debt (L+7% Cash, 1% Floor, Due 5/2/2020)	4,980	4,887	4,887	2.1%

				4,887	4,887	2.1%

U.S. Well Services, LLC (9)	Oil & Gas Services	Senior Secured Debt (L+11.5% Cash, 0.5% floor, Due 5/2/19)	8,872	8,785	8,785	3.7%

				8,785	8,785	3.7%

Velum Global Credit Management, LLC (7)	Financial Services	Senior Secured Debt (15% Cash, Due 12/31/15)	8,300	8,300	8,300	3.5%

				8,300	8,300	3.5%

Worklife America, Inc.	Professional Employer Organization	Common Stock Warrants (3.84% ownership)		-	2,311	0.9%

Worklife America, Inc.	Professional Employer Organization	Preferred Stock Warrants (3.84% ownership)		-	389	0.2%

				-	2,700	1.1%

Sub Total Non-control/Non-affiliated investments				$256,792	$278,690	117.0%

Affiliate investments - 72.9%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Senior Subordinated Debt (14% Cash, due 8/9/2019)	$5,000	$5,000	$5,000	2.1%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Junior Subordinated Debt (12% Cash, due 8/9/2019)	7,200	7,200	7,200	3.0%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock (1,253,198 shares)		1,504	3,834	1.6%

				13,704	16,034	6.7%

City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 9/28/16)	8,231	8,231	8,213	3.5%

City Gear, LLC (5)	Footwear Retail	Preferred Membership Units (9% Cash dividend)		1,269	1,269	0.5%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (14.15% fully diluted)		-	7,216	3.0%

				9,500	16,698	7.0%

Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (14% Cash, 2% PIK, Due 3/22/18)	11,459	11,459	11,459	4.8%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (2,216,463 shares)		2,576	10,348	4.3%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock Warrant (403,257 shares)		-	1,882	0.8%

				14,035	23,689	9.9%

GA Communications, Inc. (5)	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8% PIK dividend)		2,248	2,608	1.1%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,624	0.7%

				2,250	4,232	1.8%

J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13% Cash, Due 7/16/18)	5,182	5,182	5,182	2.2%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	83	0.0%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (4,506 shares)		-	46	0.0%

				6,000	5,311	2.2%

LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)		1,500	2,489	1.0%

				1,500	2,489	1.0%

MJC Holdings, LLC	Specialty Clothing	Series A Preferred Units (2,000,000 units)		2,000	5,719	2.4%

				2,000	5,719	2.4%

MMI Holdings, LLC (1)	Medical Device Distributor	Senior Secured Debt (12% Cash, Due 1/31/17)	2,600	2,600	2,600	1.1%

MMI Holdings, LLC (1)	Medical Device Distributor	Subordinated Debt (6% Cash, Due 1/31/17)	400	388	400	0.2%

MMI Holdings, LLC (5)	Medical Device Distributor	Preferred Units (1,000 units, 6% PIK dividend)		1,155	1,291	0.5%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	122	0.1%

				4,143	4,413	1.9%

MTI Holdings, LLC	Retail Display & Security Services	Subordinated Debt (12% Cash, Due 11/1/18)	8,000	8,000	8,000	3.3%

MTI Holdings, LLC	Retail Display & Security Services	Membership Units (2,000,000 units)		2,000	4,900	2.1%

				10,000	12,900	5.4%

Source Capital ABUTEC, LLC	Oil & Gas Services	Senior Secured Term Debt (12% Cash, 3% PIK, Due 12/28/17)	5,323	5,323	4,948	2.1%

Source Capital ABUTEC, LLC	Oil & Gas Services	Preferred Membership Units (10.8% fully diluted)		1,240	-	0.0%

				6,563	4,948	2.1%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Subordinated Debt (13% Cash, Due 2/17/17)	2,500	2,500	2,500	1.0%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Common Stock Warrants (6.65% ownership)		-	503	0.3%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership)		750	714	0.3%

				3,250	3,717	1.6%

Source Capital SSCR, LLC	Personal Product Manufacturer	Senior Secured Term Debt (7% Cash, Due 6/12/17)	5,750	5,750	5,470	2.3%

Source Capital SSCR, LLC	Personal Product Manufacturer	Subordinated Debt (7% Cash, Due 9/15/17)	17,875	17,875	13,922	5.8%

Source Capital SSCR, LLC	Personal Product Manufacturer	Preferred Membership Units (15.8% ownership)		1,878	-	0.0%

Source Capital SSCR, LLC	Personal Product Manufacturer	Membership Unit Warrant (0.31% ownership)		10	-	0.0%

				25,513	19,392	8.1%

Source Recycling, LLC	Scrap Metal Recycler	Subordinated Debt (13% Cash, Due 9/2/16)	5,000	5,000	4,927	2.1%

Source Recycling, LLC	Scrap Metal Recycler	Membership Units (68,656 units)		1,590	-	0.0%

Source Recycling, LLC	Scrap Metal Recycler	Membership Unit Warrants (1% fully diluted)		-	-	0.0%

				6,590	4,927	2.1%

Sparus Holdings, Inc. (2)	Energy Services	Senior Secured Term Debt (12% Cash, 2% PIK, Due 3/21/16)	5,060	5,012	5,109	2.1%

Sparus Holdings, Inc. (2)	Energy Services	Subordinated Debt (9% Cash, 5% PIK, Due 3/21/16)	8,210	8,066	5,391	2.3%

Sparus Holdings, Inc.	Energy Services	Series B Preferred Stock (5,703 shares)		1,173	-	0.0%

Sparus Holdings, Inc.	Energy Services	Common Stock Warrants (3,491 shares)		-	-	0.0%

				14,251	10,500	4.4%

STX Healthcare Management Services, Inc. (1)	Dental Practice Management	Subordinated Debt (12.5% Cash, Due 7/31/18)	6,425	6,425	6,425	2.7%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares)		1,200	822	0.4%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock Warrants (1,154,254 shares)		218	791	0.3%

				7,843	8,038	3.4%

TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 11/22/18)	12,334	12,334	11,906	5.0%

TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 11/22/18)	9,829	9,829	9,488	4.0%

TCE Holdings, Inc.	Oil & Gas Services	Class A Common Stock (3,600 shares)		3,600	1,164	0.5%

				25,763	22,558	9.5%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Senior Secured Term Debt (15% PIK, Due 11/26/16)	421	421	421	0.2%

V12 Holdings, Inc. (1)	Data Processing & Digital Marketing	Bridge Note (0% Cash, Due 6/30/15)	663	361	663	0.3%

V12 Holdings, Inc. (1)	Data Processing & Digital Marketing	Tier 2 Note (0% Cash, Due 6/30/15)	81	44	81	0.0%

V12 Holdings, Inc. (1)	Data Processing & Digital Marketing	Senior Subordinated Note (0% Cash, Due 6/30/15)	3,563	2,369	3,563	1.5%

V12 Holdings, Inc. (1)	Data Processing & Digital Marketing	Tier 3 Note (0% Cash, Due 6/30/15)	299	207	299	0.1%

V12 Holdings, Inc. (1)	Data Processing & Digital Marketing	Jr. Subordinated Note (0% Cash, Due 6/30/15)	2,750	-	2,750	1.2%

V12 Holdings, Inc. (1)	Data Processing & Digital Marketing	Tier 4 Note (0% Cash, Due 6/30/15)	243	-	243	0.1%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-1 Preferred Stock (255,102 shares)		-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-3 Preferred Stock (88,194 shares)		-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-5 Preferred Stock (20,530 shares)		-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Common Stock Warrants (2,063,629 warrants)		-	-	0.0%

				3,402	8,020	3.4%

Sub Total Affiliate investments				$156,307	$173,585	72.9%

Control investments - 28.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Senior Secured Term Debt (12% Cash, 4% PIK, Due 5/24/18)	$10,694	$10,694	$10,694	4.5%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (1,125,000 shares)		1,125	943	0.4%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (570,000 shares)		-	480	0.2%
				11,819	12,117	5.1%

Capitala Senior Liquid Loan Fund I, LLC (7) (10)	Investment Fund	Common Stock (80% ownership)		10,000	10,000	4.2%

				10,000	10,000	4.2%

KBP Investments, LLC	QSR Franchisee	Class A Common Stock (380,413 shares)		-	900	0.4%

				-	900	0.4%

Market E's, LLC (1)	Online Travel Sales & Marketing	Senior Secured Debt (0% Cash, Due 12/31/16)	985	985	1,000	0.4%

Market E's, LLC (1)	Online Travel Sales & Marketing	Subordinated Debt (0% Cash, Due 12/31/16)	2,897	2,875	750	0.3%

Market E's, LLC	Online Travel Sales & Marketing	Class A Preferred Stock (600 shares)		240	-	0.0%

Market E's, LLC	Online Travel Sales & Marketing	Class B Preferred Stock (2,411 shares)		965	-	0.0%

Market E's, LLC	Online Travel Sales & Marketing	Class A Common Stock (600 shares)		-	-	0.0%

				5,065	1,750	0.7%

Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/16/16)	1,862	1,862	1,862	0.8%

Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/16/16)	3,720	3,720	3,720	1.6%

Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	1,629	0.7%

				7,211	7,211	3.1%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Senior Secured Term Debt (17%, 3% PIK at Company's option, Due 2/1/16)	6,500	6,500	6,500	2.7%

Navis Holdings, Inc. (5)	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10% Cash Dividend)		1,000	1,000	0.4%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	3,814	1.6%

				7,501	11,314	4.7%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/16)	6,674	6,674	6,238	2.6%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)		3,278	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)		2,365	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,107 shares)		33	-	0.0%

				12,350	6,238	2.6%

Print Direction, Inc.	Printing Services	Senior Secured Term Debt (15% Cash, Due 2/24/19)	14,000	14,000	14,000	5.8%

Print Direction, Inc.	Printing Services	Common Stock (19,363 shares)		2,990	2,990	1.3%

Print Direction, Inc.	Printing Services	Common Stock Warrants (3% fully diluted)		-	132	0.1%

				16,990	17,122	7.2%

Sub Total Control investments				$70,936	$66,652	28.0%

TOTAL INVESTMENTS -217.9%				$484,035	$518,927	217.9%

(1)	The maturity date of the original investment has been extended.
(2)	PIK non-accrual Investment.
(3)	All debt investments are income producing. Equity and warrant investments are non-income producing, unless otherwise noted.
(4)	Percentages are based on net assets of $238,172 as of March 31, 2015.
(5)	The equity investment is income producing, based on rate disclosed.
(6)	The equity investment has an exercisable put option.
(7)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.
(8)	The investment has a $0.6 million unfunded commitment.
(9)	The investment has a $5.8 million unfunded commitment.
(10)	The investment has a $10.0 million unfunded commitment.
(11)	The Company is currently accruing 3% PIK due to covenant non-compliance.

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units)

December 31, 2014

Company (4, 5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Non-control/Non-affiliated investments - 98.3%

AAE Acquisition, LLC (1)	Industrial Equipment Rental	Senior Secured Term Debt (12% Cash, Due 3/31/18)	$11,000	$10,998	$11,000	4.6%

AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (14% fully diluted)		17	2,212	0.9%

				11,015	13,212	5.5%

A Wireless Holding Company	Wireless Communication Retailer	Subordinated Debt (12% Cash, Due 9/09/19)	12,000	12,000	12,000	5.0%

				12,000	12,000	5.0%

American Exteriors, LLC (1) (11)	Replacement Window Manufacturer	Senior Secured Debt (14% Cash, Due 6/30/15)	4,357	3,157	4,357	1.8%

American Exteriors, LLC (1)	Replacement Window Manufacturer	Jr. Convertible Note (10% Cash, Due 6/30/16)	500	415	500	0.2%

American Exteriors, LLC (7)	Replacement Window Manufacturer	Common Stock Warrants (15% fully diluted)		-	-	0.0%

				3,572	4,857	2.0%

Bluestem Brands, Inc.	Online Merchandise Retailer	Senior Secured Term Debt (L+7.5% Cash, 1% Floor, Due 11/7/2020)	5,000	4,804	4,804	2.0%

				4,804	4,804	2.0%

Boot Barn Holdings, Inc (8)	Western Wear Retail	Common Stock (600,000 shares)		2,400	10,920	4.5%

				2,400	10,920	4.5%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)		258	193	0.1%

Caregiver Services, Inc. (7)	In-Home Healthcare Services	Common Stock Warrants (655,908 units)		264	431	0.2%

				522	624	0.3%

Construction Partners, Inc.	Construction Services	Subordinated Debt (11.5% Cash, Due 6/12/2020)	12,500	12,500	12,500	5.2%

				12,500	12,500	5.2%

Crowley Holdings, Inc. (6)	Transportation	Series A Income Preferred Shares (6,000 shares, 10% Cash, 2% PIK dividend)		6,145	6,145	2.6%

				6,145	6,145	2.6%

CSM Bakery Solutions, LLC	Bakery Supplies Distributor	Subordinated Debt (L+7.75% Cash, 1% Floor, Due 8/7/22)	17,000	16,640	16,297	6.8%

				16,640	16,297	6.8%

Flavors Holdings, Inc.	Food Product Manufacturer	Senior Secured Term Debt (L+5.75% Cash, 1% Floor, Due 4/3/2020)	7,900	7,594	7,594	3.2%

Flavors Holdings, Inc.	Food Product Manufacturer	Subordinated Debt (L+10%, 1% Floor, Due 10/3/2021)	12,000	11,532	11,532	4.7%

				19,126	19,126	7.9%

Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Senior Secured Term Debt (13% Cash, Due 10/6/16)	2,000	2,000	1,850	0.8%

Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Common Unit Warrants (12% fully diluted)		-	-	0.0%

				2,000	1,850	0.8%

Kelle's Transport Service, LLC	Transportation	Senior Secured Debt (14% Cash, Due 3/31/19)	15,366	15,351	15,366	6.3%

Kelle's Transport Service, LLC (6)	Transportation	Preferred Units (1,000 units, 10% PIK Dividend)		2,802	2,802	1.2%

Kelle's Transport Service, LLC	Transportation	Common Stock Warrants (15% fully diluted)		23	2,781	1.2%

				18,176	20,949	8.7%

Medical Depot, Inc. (1)	Medical Device Distributor	Subordinated Debt (14% Cash, Due 9/27/20)	4,667	4,667	4,667	1.9%

Medical Depot, Inc.	Medical Device Distributor	Series C Convertible Preferred Stock (740 shares)		1,333	5,283	2.2%

				6,000	9,950	4.1%

Meritas Schools Holdings, LLC	Education Services	Subordinated Debt (L+9% Cash, 1% Floor, Due 1/23/2021)	3,000	2,986	3,000	1.2%

				2,986	3,000	1.2%

Merlin International, Inc.	IT Government Contracting	Subordinated Debt (12.5% Cash, Due 12/16/2019)	20,000	20,000	20,000	8.3%

				20,000	20,000	8.3%

Nielsen & Bainbridge, LLC	Home Décor Manufacturer	Subordinated Debt (L+9.25% Cash, 1% Floor, Due 8/15/21)	15,000	14,785	14,611	6.1%

				14,785	14,611	6.1%

Precision Manufacturing, LLC (2)	Industrial Boiler Manufacturer	Subordinated Debt (14% Cash, Due 2/13/15)	200	200	-	0.0%

Precision Manufacturing, LLC (2)	Industrial Boiler Manufacturer	Subordinated Debt (14% Cash, Due 2/28/15)	300	300	-	0.0%

Precision Manufacturing, LLC (2)	Industrial Boiler Manufacturer	Subordinated Debt (13% Cash, Due 2/10/17)	2,850	2,850	-	0.0%

Precision Manufacturing, LLC	Industrial Boiler Manufacturer	Membership Unit Warrants (6.65% fully diluted)		-	-	0.0%

				3,350	-	0.0%

Sequoia Healthcare Management, LLC	Healthcare Management	Senior Secured Term Debt (12% cash, 4% PIK, due 7/17/2019)	12,420	12,195	12,420	5.2%

				12,195	12,420	5.2%

Sierra Hamilton, LLC	Oil & Gas Engineering and Consulting Services	Senior Secured Debt (12.25% Cash, Due 12/15/18)	15,000	15,000	14,547	6.0%

				15,000	14,547	6.0%

Southern Pump & Tank Company, LLC (1)	Petroleum Equipment Supplier	Senior Secured Term Debt (13% Cash, 6% PIK, Due 1/15/15)	4,316	3,495	3,850	1.6%

Southern Pump & Tank Company, LLC	Petroleum Equipment Supplier	Common Stock Warrants (10% fully diluted)		-	-	0.0%

				3,495	3,850	1.6%

Stoddard Hill Media Holdings, LLC	IT Hosting Services	Class D Preferred Units (132,159 shares)		300	480	0.2%

				300	480	0.2%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	758	0.3%

				758	758	0.3%

Tenere, Inc. (9)	Industrial Manufacturing	Senior Secured Term Debt (11% Cash, 2% PIK, Due 12/15/17)	3,510	3,510	3,510	1.5%

				3,510	3,510	1.5%

TGI Friday's, Inc.	Restaurant Chain	Subordinated Debt (L+8.25% Cash, 1% Floor, Due 7/15/21)	10,000	9,962	9,738	4.0%

				9,962	9,738	4.0%

US LBM Holdings, LLC	Building Products	Senior Secured Debt (L+7.0% Cash, 1% Floor, Due 5/2/2020)	4,992	4,895	4,895	2.0%

				4,895	4,895	2.0%

U.S. Well Services, LLC (10)	Oil & Gas Services	Senior Secured Debt (L+11.5% Cash, 0.5% floor, Due 5/2/19)	4,822	4,727	4,761	2.0%

				4,727	4,761	2.0%

Velum Global Credit Management, LLC (8)	Financial Services	Senior Secured Debt (15% Cash, Due 12/31/15)	8,300	8,300	8,300	3.4%

				8,300	8,300	3.4%

Worklife America, Inc.	Professional Employer Organization	Common Stock Warrants (3.84% ownership)		-	2,311	0.9%

Worklife America, Inc.	Professional Employer Organization	Preferred Stock Warrants (3.84% ownership)		-	389	0.2%

				-	2,700	1.1%

Sub Total Non-control/Non-affiliated investments				$219,163	$236,804	98.3%

Affiliate investments - 71.1%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Senior Subordinated Debt (14% Cash, due 8/9/2019)	$5,000	$5,000	$5,000	2.1%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Junior Subordinated Debt (12% Cash, due 8/9/2019)	7,200	7,200	7,200	3.0%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock (1,253,198 shares)		1,504	3,646	1.5%

				13,704	15,846	6.6%

City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 9/28/16)	8,231	8,231	8,213	3.4%

City Gear, LLC (6)	Footwear Retail	Preferred Membership Units (9% Cash dividend)		1,269	1,269	0.5%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (14.15% fully diluted)		-	6,205	2.6%

				9,500	15,687	6.5%

Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (14% Cash, 2% PIK, Due 3/22/18)	11,402	11,402	11,402	4.7%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (2,216,463 shares)		2,576	10,348	4.3%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock Warrant (403,257 shares)		-	1,882	0.8%

				13,978	23,632	9.8%

GA Communications, Inc. (6)	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8% PIK dividend)		2,197	2,559	1.1%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,660	0.7%

				2,199	4,219	1.8%

J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13% Cash, Due 7/16/18)	5,182	5,182	5,182	2.2%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	341	0.1%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (4,506 shares)		-	188	0.1%

				6,000	5,711	2.4%

LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)		1,500	2,506	1.0%

				1,500	2,506	1.0%

MJC Holdings, LLC	Specialty Clothing	Series A Preferred Units (2,000,000 units)		2,000	5,723	2.4%

				2,000	5,723	2.4%

MMI Holdings, LLC (1)	Medical Device Distributor	Senior Secured Debt (12% Cash, Due 1/31/17)	2,600	2,600	2,600	1.0%

MMI Holdings, LLC (1)	Medical Device Distributor	Subordinated Debt (6% Cash, Due 1/31/17)	400	388	400	0.2%

MMI Holdings, LLC (6)	Medical Device Distributor	Preferred Units (1,000 units, 6% PIK dividend)		1,136	1,273	0.5%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	126	0.1%

				4,124	4,399	1.8%

MTI Holdings, LLC	Retail Display & Security Services	Subordinated Debt (12% Cash, Due 11/1/18)	8,000	8,000	8,000	3.3%

MTI Holdings, LLC	Retail Display & Security Services	Membership Units (2,000,000 units)		2,000	4,958	2.1%

				10,000	12,958	5.4%

Source Capital ABUTEC, LLC	Oil & Gas Services	Senior Secured Term Debt (12% Cash, 3% PIK, Due 12/28/17)	5,283	5,283	5,166	2.1%

Source Capital ABUTEC, LLC	Oil & Gas Services	Preferred Membership Units (10.8% fully diluted)		1,240	-	0.0%

				6,523	5,166	2.1%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Subordinated Debt (13% Cash, Due 2/17/17)	2,500	2,500	2,500	1.1%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Common Stock Warrants (6.65% ownership)		-	578	0.2%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership)		750	813	0.3%

				3,250	3,891	1.6%

Source Capital SSCR, LLC	Personal Product Manufacturer	Senior Secured Term Debt (7% Cash, Due 6/12/17)	5,000	5,000	4,751	2.0%

Source Capital SSCR, LLC	Personal Product Manufacturer	Subordinated Debt (7% Cash, Due 9/15/17)	17,125	17,125	11,490	4.7%

Source Capital SSCR, LLC	Personal Product Manufacturer	Preferred Membership Units (15.8% ownership)		1,878	-	0.0%

Source Capital SSCR, LLC	Personal Product Manufacturer	Membership Unit Warrant (0.31% ownership)		10	-	0.0%

				24,013	16,241	6.7%

Source Recycling, LLC	Scrap Metal Recycler	Subordinated Debt (13% Cash, Due 9/2/16)	5,000	5,000	4,927	2.0%

Source Recycling, LLC	Scrap Metal Recycler	Membership Units (68,656 units)		1,590	-	0.0%

Source Recycling, LLC	Scrap Metal Recycler	Membership Unit Warrants (1% fully diluted)		-	-	0.0%

				6,590	4,927	2.0%

Sparus Holdings, Inc. (3)	Energy Services	Senior Secured Term Debt (12% Cash, 2% PIK, Due 3/21/16)	5,034	5,012	4,050	1.7%

Sparus Holdings, Inc. (3)	Energy Services	Subordinated Debt (9% Cash, 5% PIK, Due 3/21/16)	8,108	8,066	6,523	2.7%

Sparus Holdings, Inc.	Energy Services	Series B Preferred Stock (5,703 shares)		1,173	-	0.0%

Sparus Holdings, Inc.	Energy Services	Common Stock Warrants (3,491 shares)		-	-	0.0%

				14,251	10,573	4.4%

STX Healthcare Management Services, Inc. (1)	Dental Practice Management	Subordinated Debt (12.5% Cash, Due 7/31/18)	6,425	6,425	6,425	2.6%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares)		1,200	714	0.3%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock Warrants (1,154,254 shares)		218	687	0.3%

				7,843	7,826	3.2%

TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 11/22/18)	12,294	12,294	11,995	5.0%

TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 11/22/18)	9,796	9,796	9,516	4.0%

TCE Holdings, Inc.	Oil & Gas Services	Class A Common Stock (3,600 shares)		3,600	2,650	1.1%

				25,690	24,161	10.1%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Senior Secured Term Debt (15% PIK, Due 11/26/16)	406	406	406	0.2%

V12 Holdings, Inc. (1)	Data Processing & Digital Marketing	Bridge Note (0% Cash, Due 6/30/15)	663	361	663	0.3%

V12 Holdings, Inc. (1)	Data Processing & Digital Marketing	Tier 2 Note (0% Cash, Due 6/30/15)	81	44	81	0.0%

V12 Holdings, Inc. (1)	Data Processing & Digital Marketing	Senior Subordinated Note (0% Cash, Due 6/30/15)	3,563	2,369	3,563	1.5%

V12 Holdings, Inc. (1)	Data Processing & Digital Marketing	Tier 3 Note (0% Cash, Due 6/30/15)	299	207	299	0.1%

V12 Holdings, Inc. (1)	Data Processing & Digital Marketing	Jr. Subordinated Note (0% Cash, Due 6/30/15)	2,750	-	2,750	1.1%

V12 Holdings, Inc. (1)	Data Processing & Digital Marketing	Tier 4 Note (0% Cash, Due 6/30/15)	243	-	243	0.1%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-1 Preferred Stock (255,102 shares)		-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-3 Preferred Stock (88,194 shares)		-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-5 Preferred Stock (20,530 shares)		-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Common Stock Warrants (2,063,629 warrants)		-	-	0.0%

				3,387	8,005	3.3%

Sub Total Affiliate investments				$154,552	$171,471	71.1%

Control investments - 30.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Senior Secured Term Debt (12% Cash, 4% PIK, Due 5/24/18)	$10,587	$10,587	$10,587	4.4%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (1,125,000 shares)		1,125	927	0.4%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (570,000 shares)		-	470	0.2%

				11,712	11,984	5.0%

KBP Investments, LLC (6)	QSR Franchisee	Class A Preferred Stock (8,270 shares, 10% Cash Dividend)		8,269	8,269	3.4%

KBP Investments, LLC	QSR Franchisee	Class A Common Stock (380,413 shares)		-	9,196	3.9%

				8,269	17,465	7.3%

Market E's, LLC (1)	Online Travel Sales & Marketing	Senior Secured Debt (0% Cash, Due 12/31/16)	985	985	1,000	0.4%

Market E's, LLC (1)	Online Travel Sales & Marketing	Subordinated Debt (0% Cash, Due 12/31/16)	2,875	2,875	750	0.3%

Market E's, LLC	Online Travel Sales & Marketing	Class A Preferred Stock (600 shares)		240	-	0.0%

Market E's, LLC	Online Travel Sales & Marketing	Class B Preferred Stock (2,411 shares)		965	-	0.0%

Market E's, LLC	Online Travel Sales & Marketing	Class A Common Stock (600 shares)		-	-	0.0%

				5,065	1,750	0.7%

Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/16/16)	1,862	1,862	1,862	0.8%

Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/16/16)	3,688	3,688	3,688	1.5%

Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	1,629	0.7%

				7,179	7,179	3.0%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Senior Secured Term Debt (17%, 3% PIK at Company's option, Due 2/1/16)	6,500	6,500	6,500	2.7%

Navis Holdings, Inc. (6)	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10% Cash Dividend)		1,000	1,000	0.4%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	3,077	1.3%

				7,501	10,577	4.4%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/16)	5,048	5,048	4,783	2.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)		3,278	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)		2,365	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,107 shares)		33	-	0.0%

				10,724	4,783	2.0%

Print Direction, Inc.	Printing Services	Senior Secured Term Debt (15% Cash, Due 2/24/19)	14,000	14,000	14,000	5.8%

Print Direction, Inc.	Printing Services	Common Stock (19,363 shares)		2,990	4,141	1.7%

Print Direction, Inc.	Printing Services	Common Stock Warrants (3% fully diluted)		-	183	0.1%

				16,990	18,324	7.6%

Sub Total Control investments				$67,440	$72,062	30.0%

TOTAL INVESTMENTS -199.4%				$441,155	$480,337	199.4%

(1)	The maturity date of the original investment has been extended.
(2)	Non-Accrual Investment.
(3)	PIK Non-Accrual Investment.
(4)	All debt investments are income producing. Equity and warrant investments are non-income producing, unless otherwise noted.
(5)	Percentages are based on net assets of $240,837 as of December 31, 2014.
(6)	The equity investment is income producing, based on rate disclosed.
(7)	The equity investment has an exercisable put option.
(8)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.
(9)	The investment has a $0.6 million unfunded commitment.
(10)	The investment has a $10.0 million unfunded commitment.
(11)	The Company is currently paying 17% cash rate due to covenant non-compliance.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

Note 1. Organization

Capitala Finance Corp. (the “Company”, “we”, “us”, and “our”) is an externally managed non-diversified closed-end management investment company incorporated in Maryland that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and as such, are subject to reduced public company reporting requirements. We commenced operations on May 24, 2013 and completed our initial public offering (“IPO”) on September 30, 2013. The Company is managed by Capitala Investment Advisors, LLC (the “Investment Advisor”), an investment adviser that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and Capitala Advisors Corp. (the “Administrator”) provides the administrative services necessary for us to operate. For U.S. federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through our subsidiaries that are licensed by the U.S. Small Business Administration (“SBA”) under the Small Business Investment Company (“SBIC”) Act, we offer customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. We invest primarily in traditional mezzanine, senior subordinated and unitranche debt, as well as senior and second-lien loans and, to a lesser extent, equity securities issued by lower middle market and middle-market companies.

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became the Company’s wholly-owned subsidiaries. Fund II and Fund III retained their SBIC licenses and continue to hold their existing investments and continue to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. As of March 31, 2015, the Company had 12,977,242 shares of common stock outstanding.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

 The accompanying unaudited financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 and Article 6 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim periods, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s annual report on Form 10-K for the period ended December 31, 2014, filed with the U.S Securities and Exchange Commission (“SEC”) on March 4, 2015. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

The Company is considered an investment company as defined in ASC Topic 946 – Financial Services – Investment Companies. Accordingly, the required disclosures as outlined in the Accounting Standards Updates are included in the Company’s financial statements.

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

Consolidation

As provided under Regulation S-X and ASC Topic 946 – Financial Services – Investment Companies, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned subsidiaries in its consolidated financial statements. The Company does not consolidate its non-controlling interest in Capitala Senior Liquid Loan Fund I, LLC (“CSLLF”). See Note 4 for further description of the Company’s investment in CSLLF.

The Company’s financial position as of March 31, 2015 is presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and the Florida Sidecar) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

Segments

In accordance with ASC Topic 280 – Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure.

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

In determining fair value, our Board of Directors (the “Board”) uses various valuation approaches, and engages a third-party valuation firm, which provides an independent valuation of certain investments. In accordance with U.S. GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

As a practical expedient, the Company uses the net asset value (“NAV”) as the fair value for CSLLF. CSLLF records its underlying investments at fair value on a daily basis utilizing pricing information from third-party sources. Management may perform model-based analytical valuations in instances where an investment is considered illiquid or for which pricing is not available from third-party sources.

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

Income Approach

The income approach utilizes a discounted cash flow methodology in which the Company estimates fair value based on the present value of expected cash flows discounted at a market rate of interest. The determination of a discount rate, or required rate of return, takes into account the portfolio company’s fundamentals and perceived credit risk.  Because the majority of the Company’s portfolio companies do not have a public credit rating, determining a discount rate often involves assigning an implied credit rating based on the portfolio company’s operating metrics compared to average metrics of similar publicly rated debt. Operating metrics include, but are not limited to, EBITDA interest coverage, leverage ratio, return on capital, and debt to equity ratios. The implied credit rating is used to assign a base discount rate range based on publicly available yields on similarly rated debt securities. The Company may apply a premium to the discount rate utilized in determining fair value when performance metrics and other qualitative information indicate that there is an additional level of uncertainty about collectability of cash flows.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income and paid-in-kind interest income: Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company has loans in the portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at maturity, is recorded on the accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due.

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

General and Administrative Expenses

General and administrative expenses are accrued as incurred. The Company’s administrative expenses include personnel and overheard expenses allocable to the Company under the Administration Agreement and are disclosed in the statement of operations under the header “administrative expenses.” Other operating expenses such as legal and audit fees, director fees, director and officer insurance, and other expenses are disclosed in the statement of operations under the header “other operating expenses.”

Deferred Financing Fees

Costs incurred to issue the Company’s debt obligations are capitalized and are amortized over the term of the debt agreements under the effective interest method.

Commitments and Contingencies

As of March 31, 2015 and December 31, 2014, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $6.5 million and $10.6 million, respectively. As of March 31, 2015 and December 31, 2014, the Company also had unfunded commitments related to its equity investment in Capitala Senior Liquid Loan Fund I, LLC of $10.0 million and $0.0 million, respectively.

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management feels that the likelihood of such an event is remote.

In the ordinary course of business, the Company may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Company. As of March 31, 2015, resolution of any outstanding claims is not expected to materially affect the Company’s business, financial position, results of operation, or liquidity.

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

ASC Topic 740, Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of March 31, 2015 and December 31, 2014, there were no uncertain tax positions.

 The Company is required to determine whether a tax position of the Company is more likely-than-not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that could have a negative impact on the Company’s net assets.

U.S. GAAP provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.

The Company’s activities since commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three months ended March 31, 2015 and March 31, 2014. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations.

Dividends

Dividends to common stockholders are recorded as payable on the declaration date. The amount to be paid out as a dividend is approved by the Board. Net capital gains, if any, are generally distributed at least annually, although we may decide to retain such capital gains for reinvestment.

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

In April 2015, the FASB has issued Accounting Standards Update “ASU” No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for fiscal years that begin after December 15, 2015 and early adoption is permitted. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

Note 4. Investments

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through our subsidiaries that are licensed by the SBA under the SBIC Act, we offer customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. We invest primarily in traditional mezzanine, senior subordinated and unitranche debt, as well as senior and second-lien loans and, to a lesser extent, equity securities issued by smaller and lower middle-market companies. As of March 31, 2015, our portfolio consisted of investments in 54 portfolio companies with a fair value of approximately $518.9 million.

During the three months ended March 31, 2015, the Company made approximately $67.2 million of investments in new or existing portfolio companies and had approximately $34.6 million in exits and repayments resulting in net investments of approximately $32.6 million for the period. During the three months ended March 31, 2014, the Company made approximately $41.1 million of investments in new or existing portfolio companies and had approximately $10.7 million in exits and repayments resulting in net investments of approximately $30.4 million for the period.

During the three months ended March 31, 2015 and 2014, all new investments were made to portfolio companies in which the Company was not previously contractually obligated to provide financial support other than fundings for revolving facilities. In addition to investing directly in portfolio companies, the Company may assist portfolio companies in securing financing from other sources by introducing portfolio companies to sponsors or by leading a syndicate of investors to provide the portfolio companies with financing. During the three month period ended March 31, 2015 and 2014, the Company did not lead any syndicates. During the three month period ended March 31, 2015 the Company did not assist any portfolio companies in obtaining indirect financing. During the three months ended March 31, 2014, the Company helped Print Direction, Inc. obtain a $3.5 million senior revolving credit facility.

Capitala Senior Liquid Loan Fund I, LLC

On March 25, 2015, the Company announced a joint venture with Trinity Universal Insurance Company (“Trinity”), a subsidiary of Kemper Corporation, to create Capitala Senior Liquid Loan Fund I, LLC (CSLLF”). The joint venture is expected to invest primarily in senior secured loans to middle market companies.

The Company and Trinity have committed to provide an aggregate of $25 million of equity to the joint venture, with the Company providing $20 million and Trinity providing $5 million. In addition, CSLLF has obtained third party asset-level financing. The Company and Trinity expect to begin funding the portfolio with new investments during the second quarter of 2015.

On March 31, 2015, the Company funded $10 million of its $20 million capital commitment to CSLLF. The Company retains a $10 million unfunded commitment to CSLLF, expected to be invested in the second quarter of 2015. As of March 31, 2015, the only asset held by CSLLF was cash. For the three months ended March 31, 2015, CSLLF generated no net income.

As a practical expedient, the Company uses the NAV to value CSLLF. Because our investment in CSLLF is not redeemable without restricition, the fair value of CSLLF is classified as level 3.

 The composition of our investments as of March 31, 2015, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$181,167	37.4%	$181,867	35.0%
Subordinated Debt	239,109	49.4	233,534	45.0
Equity and Warrants	53,759	11.1	93,526	18.0
Capitala Senior Liquid Loan Fund I, LLC	10,000	2.1	10,000	2.0
Total	$484,035	100.0%	$518,927	100.0%

The composition of our investments as of December 31, 2014, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$146,399	33.2%	$146,314	30.5%
Subordinated Debt	231,901	52.6	222,300	46.3
Equity and Warrants	62,855	14.2	111,723	23.2
Total	$441,155	100.0%	$480,337	100.0%

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

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the Board that is consistent with ASC 820 (See Note 2). Consistent with the Company’s valuation policy, the Company evaluates the source of inputs, including any markets in which our investments are trading, in determining fair value.

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

The following table presents fair value measurements of investments, by major class, as of March 31, 2015 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Debt	$—	$—	$181,867	$181,867
Subordinated Debt	—	—	233,534	233,534
Equity and Warrants (1)	10,052	—	93,474	103,526
Total	$10,052	$—	$508,875	$518,927

(1)	Includes $10 million fair value associated with our initial equity capital commitment to CSLLF, measured using the net asset value.

The following table presents fair value measurements of investments, by major class, as of December 31, 2014 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Debt	$—	$—	$146,314	$146,314
Subordinated Debt	—	—	222,300	222,300
Equity and Warrants	10,920	—	100,803	111,723
Total	$10,920	$—	$469,417	$480,337

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2015 (dollars in thousands):

	Senior Secured Debt	Subordinated Debt	Equity and Warrants (1)	Total
Balance as of January 1, 2015	$146,314	$222,300	$100,803	$469,417
Repayments	(579)	(12,000)	(17,966)	(30,545)
Purchases	34,916	22,297	10,020	67,233
Payment in-kind interest and dividends	375	221	173	769
Accretion of original issue discount	55	39	—	94
Realized gain/(loss) from investments	—	(3,350)	9,396	6,046
Increase/(decrease) in net unrealized appreciation	786	4,027	(8,952)	(4,139)
Balance as of March 31, 2015	$181,867	$233,534	$93,474	$508,875

(1)	Includes $10 million fair value associated with our initial equity capital commitment to CSLLF, measured using the net asset value.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2014 (dollars in thousands):

	Senior Secured Debt	Subordinated Debt	Equity and Warrants	Total
Balance as of January 1, 2014	$102,071	$133,710	$128,938	$364,719
Change in classification due to restructure	(5,125)	5,125	—	—
Repayments	(431)	(9,045)	(1,252)	(10,728)
Purchases	38,482	—	2,618	41,100
Payment in-kind interest and dividends	195	281	115	591
Accretion of original issue discount	2	—	—	2
Realized gain from investments	—	62	1,158	1,220
Increase/(decrease) in net unrealized appreciation	(686)	48	(5,085)	(5,723)
Balance as of March 31, 2014	$134,508	$130,181	$126,492	$391,181

The net change in unrealized depreciation on investments held as of March 31, 2015 was $(7.6) million and is included in net unrealized depreciation on investments in the consolidated statements of operations for the three months ended March 31, 2015. The net change in unrealized depreciation on investments held as of March 31, 2014 was $(5.7) million and is included in net unrealized depreciation on investments in the consolidated statements of operations for the three months ended March 31, 2014.

 The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of March 31, 2015 were as follows:

	Fair Value	Valuation Approach	Level 3 Input	Range of Inputs	Weighted Average

Subordinated debt and second lien notes	$200.0 million	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	8.0% - 20.0% 1.7x – 9.0x $1.9 million-$217.0 million	13.0% 3.7x $45.5 million

Subordinated debt and second lien notes	$33.5 million	Enterprise Value Waterfall and Asset (1)	Adjusted EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	3.3x – 5.5x $1.6 million - $2.0 million 0.4x- 2.5x $18.9 million - $38.6 million	4.3x $1.8 million 1.6x $27.1 million

Senior debt and first lien notes	$161.6 million	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	8.6% - 33.3% 0.8x – 5.2x $1.0 million- $99.3 million	14.3% 3.4x $29.0 million

Senior debt and first lien notes	$20.3 million	Enterprise Value Waterfall and Asset (1)	Revenue Multiple Revenue	0.4x – 2.5x $18.9 million- $38.6 million	0.5x $37.1 million

Equity shares and warrants (2)	$83.5 million	Enterprise Value Waterfall	Adjusted EBITDA Multiple Adjusted EBITDA	4.0x – 10.5x $1.6 million -$219.0 million	7.2x $28.7 million

(1)	$19.6 million in subordinated notes and $14.8 million senior notes were valued using the asset approach.

(2)	Excludes our $10.0 million investment in CSLLF, measured at NAV.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2014 were as follows:

	Fair Value	Valuation Approach	Level 3 Input	Range of Inputs	Weighted Average

Subordinated debt and second lien notes	$195.0 million	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	10.0% - 20.0% 0.8x – 8.0x $2.1 million-$204.1 million	12.9% 3.8x $44.6 million

Subordinated debt and second lien notes	$27.3 million	Enterprise Value Waterfall and Asset (1)	Adjusted EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	3.3x – 5.5x $1.6 million - $2.0 million 0.4x- 2.5x $17.2 million - $39.7 million	4.3x $1.8 million 1.5x $27.6 million

Senior debt and first lien notes	$127.8 million	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	6.8% - 33.3% 1.1x – 6.2x $1.0 million- $95.4 million	14.3% 3.7x $22.0 million

Senior debt and first lien notes	$18.5 million	Enterprise Value Waterfall and Asset (1)	Revenue Multiple Revenue	0.4x – 2.5x $17.2 million- $39.7 million	0.5x $37.7 million

Equity shares and warrants	$100.8 million	Enterprise Value Waterfall	Adjusted EBITDA Multiple Adjusted EBITDA Transaction Price	5.0x – 10.5x $1.6 million -$215.3 million n/a	7.0x $26.3 million n/a

(1)	$12.2 million in subordinated notes and $14.1 million in senior notes were valued using the asset approach.

The significant unobservable inputs used in the valuation of the Company’s debt and equity investments are required rate of return, adjusted EBITDA, EBITDA multiples, revenue, revenue multiples, leverage and transaction prices. Changes in any of these unobservable inputs could have a significant impact on the Company’s estimate of fair value. An increase (decrease) in required rate of return or leverage will result in a lower (higher) estimate of fair value while an increase (decrease) in adjusted EBITDA, EBITDA multiples, revenue, revenue multiples, or transaction prices will result in a higher (lower) estimate of fair value.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2015, and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
SBA debentures	$192,200	$194,614	$—	$—	$194,614
Notes	113,438	117,476	117,476	—	—
Revolving Credit Facility	15,000	14,919	—	—	14,919
Total	320,638	$327,009	$117,476	$—	$209,533

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2014, and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
SBA debentures	$192,200	$191,947	$—	$—	$191,947
Notes	113,438	115,479	115,479	—	—
Total	305,638	$307,426	$115,479	$—	$191,947

The estimated fair value of the Company’s SBA debentures was based on future contractual cash payments discounted at market interest rates to borrow from the SBA as of the measurement date.

The estimated fair value of the Notes was based on the March 31, 2015 closing price as the Notes are traded on the New York Stock Exchange under the ticker “CLA.”

The estimated fair value of the Company’s Revolving Credit Facility was based on future contractual cash payments discounted at estimated market interest rates for similar debt.

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

The incentive fee consists of the following two parts:

The first part of the incentive fee is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to our Administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 2.0% per quarter (8.0% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee. We pay the Investment Advisor an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle of 2.0% (8.0% annualized);

•	100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle but is less than 2.5% in any calendar quarter (10.0% annualized). We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle but is less than 2.5%) as the “catch-up.” The “catch-up” is meant to provide our Investment Advisor with 20% of our pre-incentive fee net investment income as if a hurdle did not apply if this net investment income exceeds 2.5% in any calendar quarter; and

•	20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Advisor (once the hurdle is reached and the catch-up is achieved, 20% of all pre-incentive fee investment income thereafter is allocated to the Investment Advisor).

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the 2013 calendar year and will equal 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio.

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

For the three months ended March 31, 2015 and 2014, we incurred $2.4 million and $2.0 million in base management fees, respectively. For the three months ended March 31, 2015 and 2014, our Investment Advisor waived fees of $0 and $0.1 million, respectively. For the three months ended March 31, 2015 and 2014, we incurred $1.2 million and $1.4 million, respectively, in incentive fees related to pre-incentive fee net investment income.

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

Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our chief financial officer, chief compliance officer and our allocable portion of the compensation of any administrative support staff. Under the Administration Agreement, our Administrator will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The Administration Agreement has an initial term of two years and may be renewed annually with the approval of our Board. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to our Administrator. Stockholder approval is not required to amend the Administration Agreement.

For the three months ended March 31, 2015 and 2014, we paid our administrator $0.3 million and $0.2 million for our allocable portion of the Administrator’s overhead.

The Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Administrator and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from the Company, for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Administrator’s services under the Administration Agreement or otherwise as Administrator for the Company.

Note 6. Related Party Transactions

At March 31, 2015 and December 31, 2014, the Company had the following receivables from (payables to) related parties relating to management fees, incentive fees, and reimbursable expenses (dollars in thousands):

	March 31, 2015	December 31, 2014
CapitalSouth Corporation	$252	$252
Shareholders/Limited Partners	205	205
Capitala Investment Advisors, LLC	(1,211)	(106)
Total	$(754)	$351

These amounts are reflected in the accompanying statements of financial position under the captions, “Due from related parties”, “Management and incentive fee payable” and “Due to related parties.”

At times, the Company maintains deposit accounts and certificates of deposit with financial institutions that are shareholders of the Company. Total deposits with these financial institutions were approximately $31 thousand and $31 thousand at March 31, 2015 and December 31, 2014, respectively.

Note 7. Borrowings

SBA Debentures

The Company, through its two wholly-owned subsidiaries, uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of March 31, 2015, the Company has issued $192.2 million of SBA-guaranteed debentures. The Company has issued all SBA-guaranteed debentures that were permitted under each of the Legacy Funds’ respective SBIC licenses (as applicable), and there are no unused SBA debenture commitments remaining. SBA-guaranteed debentures are secured by a lien on all assets of Fund II and Fund III. As of March 31, 2015, Fund II and Fund III had total assets of approximately $365.9 million. On June 10, 2014, the Company received an exemptive order from the SEC exempting the Company, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. The Company intends to comply with the conditions of the order.

For the three months ended March 31, 2015 and March 31, 2014, the Company recorded $2.1 million and $2.2 million, respectively, of interest, annual charges, and financing expenses related to the SBA guaranteed debentures, of which $1.9 million and $2.0 million, respectively, was attributable to interest expense and annual charges, and $0.2 million and $0.2 million, respectively, was attributable to amortization of commitment and upfront fees. The weighted average interest rate for all SBA-guaranteed debentures as of March 31, 2015 and December 31, 2014 was 3.51% and 3.51%, respectively. In addition to the stated interest rate, the SBA also charges an annual fee on all SBA-guaranteed debentures issued, which is included in the Company’s interest expense. The weighted average annual fee for all SBA-guaranteed debentures as of March 31, 2015 and December 31, 2014 was 0.48% and 0.48%, respectively.

As of March 31, 2015 and December 31, 2014, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):

Fixed Maturity Date	Interest Rate	SBA Annual Charge	March 31, 2015	December 31, 2014
September 1, 2015	4.941%	0.871%	$8,000	$8,000
March 1, 2016	5.524%	0.871%	2,000	2,000
September 1, 2016	5.535%	0.941%	11,500	11,500
March 1, 2019	4.620%	0.941%	5,000	5,000
September 1, 2020	3.215%	0.285%	19,000	19,000
March 1, 2021	4.084%	0.515%	15,700	15,700
March 1, 2021	4.084%	0.285%	46,000	46,000
March 1, 2022	2.766%	0.285%	10,000	10,000
March 1, 2022	2.766%	0.515%	50,000	50,000
March 1, 2023	2.351%	0.515%	25,000	25,000
			$192,200	$192,200

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

For the three months ended March 31, 2015, the Company has recorded $2.0 million of interest expense and $0.1 million of amortization of deferred financing costs related to the Notes.

Credit Facility

On October 17, 2014, the Company entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. The Credit Facility initially provides for borrowing up to $50,000,000 and may be increased up to $150,000,000 pursuant to its “accordion” feature. The Credit Facility matures on October 17, 2018. On January 6, 2015, the Company entered into an Incremental Assumption Agreement, (the “Incremental Assumption Agreement”), relating to the Credit Facility. The Incremental Assumption Agreement increased the amount of borrowings available under the Credit Facility from $50,000,000 to $80,000,000. The $30,0000,000 increase in total commitments under the Credit Facility was executed under the “accordion” feature of the Credit Facility, which allows for an increase in total commitments under the Credit Facility up to $150,000,000.

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

For the three months ended March 31, 2015, the Company had $15.0 million outstanding on the Credit Facility. For the three months ended March 31, 2015, the Company recorded $8 thousand of interest expense, $0.2 million of amortization of deferred financing costs and $0.2 million of unused commitment fees related to the Credit Facility.

The Credit Facility is secured by investments and cash held by Capitala Finance Corp., exclusive of assets held at our two SBIC subsidiaries. Assets pledged to secure the Credit Facility were $192.7 million at March 31, 2015. As part of the terms of the Credit Facility, the Company may not make cash distributions with respect to any taxable year that exceed 110% (125% if the Company is not in default and our covered debt does not exceed 85% of the borrowing base) of the amounts required to be distributed to maintain eligibility as a RIC and to reduce our tax liability to zero for taxes imposed on our investment company taxable income and net capital gains.

Note 8. Directors Fees

Our independent directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting, and also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three months ended March 31, 2015 and March 31, 2014, the Company recognized director fee expense of $0.1 million and $0.1 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

Note 9. Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in four majority owned portfolio companies that are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each portfolio company, along with summarized financial information as of March 31, 2015 and December 31, 2014, and for the three month period ended March 31, 2015 and March 31, 2014.

Print Direction, Inc.

Print Direction, Inc., incorporated in Georgia on May 11, 2006, is a professional printing services firm serving customers, particular fast food, retail, and other similar chains, throughout the United States. Print Direction, Inc. also provides warehousing and distribution services for these customers. The loss the Company generated from Print Direction, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized depreciation, was $(0.7) million for the three months ended March 31, 2015. The income the Company generated from Print Direction, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation, was $1.1 million for the three months ended March 31, 2014.

Navis Holdings, Inc.

Navis Holdings, Inc., incorporated in Delaware on December 21, 2010, designs and manufactures leading machinery for the global knit and woven finishing textile industries. The income the Company generated from Navis Holdings, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation, was $1.0 million and $0.9 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

On-Site Fuel Service, Inc.

On-Site Fuel Service, Inc. is a 100% owned subsidiary of On-Site Fuel Holdings, Inc., which was incorporated in Delaware on December 19, 2011. On-Site Fuel Service, Inc. provides fueling services for commercial and government vehicle fleets throughout the southeast United States. The income the Company generated from On-Site Fuel Service, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation, was $0.1 million for the three months ended March 31, 2015. The loss the Company generated from On-Site Fuel Service, Inc. which includes all interest, dividends, PIK interest and dividends, fees, and unrealized depreciation was ($0.4) million for the three months ended March 31, 2014.

Micro Precision, LLC

Micro Precision, LLC, formed on August 5, 2011 as a Delaware LLC, is a prime contractor supplying critical parts and mechanical assemblies to the United States Department of Defense as well as designer and manufacturer of locomotive air horns. The income the Company generated from Micro Precision, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation, was $0.2 million for the three months ended March 31, 2015. The loss the Company generated from Micro Precision, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized depreciation, was ($0.4) million for the three months ended March 31, 2014.

The summarized financial information of our unconsolidated subsidiaries is as follows (dollars in thousands):

	As of
Balance Sheet - Print Direction, Inc.	March 31, 2015	December 31, 2014
Current assets	$3,698	$5,055
Noncurrent assets	5,512	5,346
Total assets	$9,210	$10,401

Current liabilities	$2,260	$3,193
Noncurrent liabilities	14,510	14,510
Total liabilities	$16,770	$17,703

Total equity	$(7,560)	$(7,302)

	Three Months Ended
Statements of Operations - Print Direction, Inc.	March 31, 2015	March 31, 2014
Net sales	$4,047	$6,434
Cost of goods sold	1,693	2,581
Gross profit	$2,354	$3,853

Other expenses	$2,806	$3,833
Income (loss) before income taxes	(452)	20
Income tax provision (benefit)	(163)	8
Net income	$(289)	$12

	As of
Balance Sheet - Navis Holdings, Inc.	March 31, 2015	December 31, 2014
Current assets	$4,541	$4,818
Noncurrent assets	4,662	5,002
Total assets	$9,203	$9,820

Current liabilities	$2,404	$3,179
Noncurrent liabilities	6,916	6,921
Total liabilities	$9,320	$10,100

Total equity	$(117)	$(280)

	Three Months Ended
Statements of Operations - Navis Holdings, Inc.	March 31, 2015	March 31, 2014
Net sales	$4,033	$4,078
Cost of goods sold	2,577	2,407
Gross profit	$1,456	$1,671

Other expenses	$1,324	$1,236
Income before income taxes	132	435
Income tax provision	52	174
Net income	$80	$261

	As of
Balance Sheet - On-Site Fuel Service, Inc.	March 31, 2015	December 31, 2014
Current assets	$10,011	$13,021
Noncurrent assets	18,629	18,464
Total assets	$28,640	$31,485

Current liabilities	$10,381	$12,439
Noncurrent liabilities	12,948	12,174
Total liabilities	$23,329	$24,613

Total equity	$5,311	$6,872

	Three Months Ended
Statements of Operations - On-Site Fuel Service, Inc.	March 31, 2015	March 31, 2014
Net sales	$28,363	$57,530
Cost of goods sold	24,501	55,151
Gross profit	$3,862	$2,379

Other expenses	$4,632	$3,124
Income (loss) before income taxes	(770)	(745)
Income tax provision (benefit)	—	—
Net income	$(770)	$(745)

	As of
Balance Sheet – Micro Precision, LLC	March 31, 2015	December 31, 2014
Current assets	$8,459	$8,021
Noncurrent assets	15,593	15,538
Total assets	$24,052	$23,559

Current liabilities	$3,339	$4,180
Noncurrent liabilities	14,468	13,554
Total liabilities	$17,807	$17,734

Total equity	$6,245	$5,825

	Three Months Ended
Statements of Operations - Micro Precision, LLC	March 31, 2015	March 31, 2014
Net sales	$4,198	$4,045
Cost of goods sold	2,467	2,515
Gross profit	$1,731	$1,530

Other expenses	$1,487	$1,488
Income before income taxes	244	42
Income tax provision	—	—
Net income	$244	$42

Note 10. Earnings Per Share

In accordance with the provisions of ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2015, there were no dilutive shares.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended March 31, 2015 and March 31, 2014 (dollars in thousands except share and per share data):

	For the three months ended
Basic and diluted	March 31, 2015	March 31, 2014
Net increase in net assets from operations	$9,867	$1,218
Weighted average common shares outstanding	12,974,483	12,974,420
Net increase in net assets per share from operations-basic and diluted	$0.76	$0.09

Note 11. Distributions

The Company’s distributions are recorded on the record date. Shareholders have the option to receive payment of the distribution in cash, shares of common stock, or a combination of cash and common stock.

The following table summarizes the Company’s distribution declarations for the three months ended March 31, 2015 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 2, 2015	January 22, 2015	January 29, 2015	$0.1567	$2,033	—	$—
January 2, 2015	February 20, 2015	February 26, 2015	0.1567	2,033	—	—
January 2, 2015	March 23, 2015	March 30, 2015	0.1567	1,991	2,139	38
February 26, 2015	March 23, 2015 (1)	March 30, 2015	0.05	635	683	12
February 26, 2015	April 23, 2015 (1)	April 29, 2015	0.05	—	—	—
February 26, 2015	May 21, 2015 (1)	May 28, 2015	0.05	—	—	—
February 26, 2015	June 22, 2015 (1)	June 29, 2015	0.05	—	—	—
February 26, 2015	July 23, 2015 (1)	July 30, 2015	0.05	—	—	—
February 26, 2015	August 21, 2015 (1)	August 28, 2015	0.05	—	—	—
February 26, 2015	September 23, 2015 (1)	September 29, 2015	0.05	—	—	—
February 26, 2015	October 23, 2015 (1)	October 29, 2015	0.05	—	—	—
February 26, 2015	November 20, 2015 (1)	November 27, 2015	0.05	—	—	—
February 26, 2015	December 22, 2015 (1)	December 30, 2015	0.05	—	—	—
Total distributions declared			$0.97	$6,692	2,822	$50

(1)	On February 26, 2015, the Company’s Board of Directors declared a special distribution in the amount of approximately $6.5 million, or $0.50 per share of the Company’s common stock, to be paid monthly over the remainder of 2015.

The following table summarizes the Company’s distribution declarations for the three months ended March 31, 2014:

Date Declared	Record Date	Payment Date	Amount Per Share
February 27, 2014	March 14, 2014	March 26, 2014	$0.47
		Total Distributions Declared	$0.47

 Note 12. Share Repurchase Program

On February 26, 2015, the Company’s board of directors authorized a program for the purpose of repurchasing up to $12.0 million worth of its common stock. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Unless extended by the Company’s board of directors, the Company expects the repurchase program to be in place until the earlier of March 31, 2016 or until $12.0 million of the Company’s outstanding shares of common stock have been repurchased. As of March 31, 2015, the Company had not made any repurchases of its common stock under this program.

Note 13. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2015 and 2014 (dollars in thousands, except share and per share data):

	March 31, 2015	March 31, 2014
Per share data:
Net asset value at beginning of period	$18.56	$20.71

Net investment income(1)	0.37	0.44
Net realized gain on investments	0.72	0.09
Net decrease in unrealized appreciation on investments	(0.33)	(0.44)

Net increase in stockholders’ equity	0.76	0.09

Dividends declared from net investment income	(0.47)	(0.47)
Dividends declared from net realized gains	(0.50)	—
Total dividends declared	(0.97)	(0.47)

Net asset value at end of period	$18.35	$20.33
Net assets at end of period	$238,172	$263,790
Shares outstanding at end of period	12,977,242	12,974,420
Per share market value at end of period	$18.76	$19.28
Total return based on market value(2)	7.99%	(0.82)%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(4)	8.16%	8.71%
Ratio of incentive fee to average net assets(4)	2.00%	2.18%
Ratio of debt related expenses to average net assets(4)	7.85%	3.35%
Ratio of other operating expenses, net of management fee waiver to average net assets(4)(7)	5.77%	4.61%
Ratio of total expenses to average net assets(4)	15.62%	10.14%
Portfolio turnover rate(3)	6.92%	2.84%
Average debt outstanding(5)	$306,638	$198,644
Average debt outstanding per common share	$23.63	$15.31
Asset coverage ratio per unit(6)	$2,855	$2,372

(1)	Net investment income per share is calculated using the weighted average shares outstanding during the period.
(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(3)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value. Portfolio turnover rates that cover less than a full period are not annualized.
(4)	Ratios are annualized.
(5)	Based on daily weighted average balance of debt outstanding during the period.
(6)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtness not represented by senior securities, to the aggregate amount of senior securities representing indebtness. We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of March 31, 2015 pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtness. Including our unfunded commitments of $16.5 million as of March 31, 2015, our asset coverage ratio would be $2,531.

(7)	The ratio of waived management fees to average net assets was 0.05% for the three months ended March 31, 2014.

Note 14. Subsequent Events

Common Stock Offering

On April 13, 2015, the Company completed an underwritten offering of 3,500,000 shares of its common stock at a public offering price of $18.32 per share for total gross proceeds of approximately $64.1 million.

Distributions

On April 1, 2015, the Company’s Board of Directors declared normal monthly distributions for April, May, and June of 2015 as set forth below:

Date Declared	Record Date	Payment Date	Distributions per Share
April 1, 2015	June 22, 2015	June 29, 2015	$0.1567
April 1, 2015	May 21, 2015	May 28, 2015	$0.1567
April 1, 2015	April 23, 2015	April 29, 2015	$0.1567

Credit Facility

On April 14, 2015, the Company repaid the full $25.0 million balance on the Credit Facility, which included $15.0 million drawn at March 31, 2015, $10.0 million drawn on April 2, 2015, and accrued interest to date.

Portfolio Activity

On April 2, 2015, the Company invested $1.0 million in senior secured term debt of Print Direction, Inc. yielding 10.0% cash interest and 2.0% PIK.

On April 17, 2015, the Company committed $4.0 million for Concentra Inc.’s senior unsecured bridge facility, initially yielding Libor+7.0% cash interest with 1.0% floor.

On April 20, 2015, the Company received $0.9 million in cash proceeds from its exit of KBP Investments, LLC related to working capital true-up.

On April 20, 2015, the Company received $10.0 million from TGI Fridays, Inc., representing full repayment of the Company’s debt investment, yielding Libor+8.25%. In addition to the repayment, the Company also received a $0.3 million pre-payment penalty.

On April 30, 2015, the Company invested $5.0 million in Burke America Parts Group, LLC senior secured term debt, yielding 9.5% cash interest, plus warrant participation.

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

We provide capital to lower and traditional middle-market companies primarily in the United States, with a non-exclusive emphasis on the Southeast, Southwest and Mid-Atlantic regions. We invest primarily in companies with a history of earnings growth and positive cash flow, proven management teams, product or service with competitive advantages and industry-appropriate margins. We primarily invest in companies with between $5 million and $30 million in trailing twelve month earnings before interest, tax, depreciation and amortization (“EBITDA”).

 We invest in mezzanine and senior debt investments that are secured by subordinated liens on all or a portion of our borrowers’ assets and, to a lesser extent, in senior, cash flow-based “unitranche” securities. Many of our debt investments are coupled with equity interests, whether in the form of detachable “penny” warrants or equity co-investments made pari passu with our borrowers’ financial sponsors.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing, with certain limited exceptions. To maintain our regulated investment company (“RIC”) status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under subchapter M of the Internal Revenue Code for 1986, as amended (the “Code”) for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became the Fund’s wholly-owned subsidiaries. Fund II and Fund III retained their SBIC licenses, continue to hold their existing investments and continue to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. As of March 31, 2015, the Company had 12,977,242 shares of common stock outstanding.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 and Article 6 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim periods, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s annual report on Form 10-K for the period ended December 31, 2014, filed with the U.S Securities and Exchange Commission (“SEC”) on March 4, 2015. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Consolidation

As provided under Regulation S-X and ASC Topic 946 – Financial Services – Investment Companies, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned subsidiaries in its consolidated financial statements. The Company does not consolidate its non-controlling interest in Capitala Senior Liquid Loan Fund I, LLC (“CSLLF”). See Note 4 to our Consolidated Financial Statements for further description of the Company’s investment in CSLLF.

The Company’s financial position as of March 31, 2015 is presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and the Florida Sidecar) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

As a practical expedient, the Company uses net asset value (“NAV”) as the fair value for CSLLF. CSLLF records its underlying investments at fair value on a daily basis utilizing pricing information from third-party sources. In the event pricing is not available or an investment is considered illiquid, management may perform model-based analytical valuations in instances where an investment is considered illiquid or for which pricing is not available from third-party sources.

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

As a practical expedient, the Company uses NAV as the fair value for CSLLF. CSLLF records its underlying investments at fair value on a daily basis utilizing pricing information from third-party sources. In the event pricing is not available or an investment is considered illiquid, management may perform model-based analytical valuations in instances where an investment is considered illiquid or for which pricing is not available from third-party sources.

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

Income Approach

The income approach utilizes a discounted cash flow methodology in which the Company estimates fair value based on the present value of expected cash flows discounted at a market rate of interest. The determination of a discount rate, or required rate of return, takes into account the portfolio company’s fundamentals and perceived credit risk.  Because the majority of the Company’s portfolio companies do not have a public credit rating, determining a discount rate often involves assigning an implied credit rating based on the portfolio company’s operating metrics compared to average metrics of similar publicly rated debt. Operating metrics include, but are not limited to, EBITDA interest coverage, leverage ratio, return on capital, and debt to equity ratios. The implied credit rating is used to assign a base discount rate range based on publicly available yields on similarly rated debt securities. The Company may apply a premium to the discount rate utilized in determining fair value when performance metrics and other qualitative information indicate that there is an additional level of uncertainty about collectability of cash flows.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income and paid-in-kind interest income: Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company has loans in the portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at maturity, is recorded on the accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due.

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

ASC Topic 740, Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of March 31, 2015 and December 31, 2014, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of March 31, 2015 and December 31, 2014. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three month periods ended March 31, 2015 and March 31, 2014. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations.

Portfolio and Investment Activity

As of March 31, 2015, our portfolio consisted of investments in 54 portfolio companies with a fair value of approximately $518.9 million.

During the three months ended March 31, 2015, we made approximately $67.2 million of investments in new or existing portfolio companies and had approximately $34.6 million in exits and repayments resulting in net investments of approximately $32.6 million for the period. During the three months ended March 31, 2014, we made approximately $41.1 million of investments in new or existing portfolio companies and had approximately $10.7 million in exits and repayments resulting in net investments of approximately $30.4 million for the period.

As of March 31, 2015, our income-bearing investment portfolio, which represented 80.0% of our total portfolio, had a weighted average yield of approximately 12.6%. As of March 31, 2015, 76.7% of our income-bearing portfolio was bearing a fixed rate of interest. As of December 31, 2014, our income-bearing investment portfolio, which represented 76.7% of our total portfolio, had a weighted average yield of approximately 12.5%. As of December 31, 2014, 79.0% of our income-bearing portfolio was bearing a fixed rate of interest.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of March 31, 2015 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$181,167	35.1%	$181,867	33.0%
Subordinated Debt	239,109	46.3	233,534	42.4
Equity and Warrants	53,759	10.5	93,526	17.0
Capitala Senior Liquid Loan Fund I, LLC	10,000	1.9	10,000	1.8
Cash and Cash Equivalents	32,007	6.2	32,007	5.8
Total	$516,042	100.0%	$550,934	100.0%

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of December 31, 2014 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$146,399	29.5%	$146,314	27.3%
Subordinated Debt	231,901	46.7	222,300	41.5
Equity and Warrants	62,855	12.7	111,723	20.9
Cash and Cash Equivalents	55,107	11.1	55,107	10.3
Total	$496,262	100.0%	$535,444	100.0%

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	March 31, 2015		December 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Oil & Gas Services	$36,291	7.0%	$34,088	7.1%
Transportation	27,453	5.3	27,094	5.6
Sales & Marketing Services	23,689	4.6	23,632	4.9
Financial Services	23,300	4.5	8,300	1.7
Farming	20,001	3.9	—	—
IT Government Contracting	20,000	3.9	20,000	4.2
Personal Product Manufacturer	19,392	3.8	16,241	3.4
Food Product Manufacturer	19,061	3.7	19,126	4.0
Printing Services	17,122	3.3	18,324	3.8
Footwear Retail	16,698	3.2	15,687	3.3
Bakery Supplies Distributor	16,244	3.1	16,297	3.4
Automobile Part Manufacturer	16,034	3.1	15,846	3.3
Professional and Personal Digital Imaging	15,000	2.9	—	—
Home Décor Manufacturer	14,611	2.8	14,611	3.0
Oil & Gas Engineering and Consulting Services	14,547	2.8	14,547	3.0
Medical Device Distributor	14,397	2.8	14,349	3.0
Industrial Equipment Rental	13,302	2.6	13,212	2.8
Retail Display & Security Services	12,900	2.5	12,958	2.7
Construction Services	12,500	2.4	12,500	2.6
Healthcare Management	12,388	2.4	12,420	2.6
Computer Supply Retail	12,117	2.3	11,984	2.5
Textile Equipment Manufacturer	11,314	2.2	10,577	2.2
Energy Services	10,500	2.0	10,573	2.2
Restaurant Chain	10,300	2.0	9,738	2.0
Western Wear Retail	10,052	2.0	10,920	2.3
Investment Fund	10,000	2.0	—	—
Dental Practice Management	8,038	1.5	7,826	1.6
Data Processing & Digital Marketing	8,020	1.5	8,005	1.7
Conglomerate	7,211	1.4	7,179	1.5
Fuel Transportation Services	6,238	1.2	4,783	1.0
Specialty Clothing	5,719	1.1	5,723	1.2
Produce Distribution	5,311	1.0	5,711	1.2
Scrap Metal Recycler	4,927	0.9	4,927	1.0
Building Products	4,887	0.9	4,895	1.0
Replacement Window Manufacturer	4,868	0.9	4,857	1.0
Online Merchandise Retailer	4,812	0.9	4,804	1.0
Advertising & Marketing Services	4,232	0.8	4,219	0.9
Petroleum Equipment Supplier	4,213	0.8	3,850	0.8
Automotive Chemicals & Lubricants	3,717	0.7	3,891	0.8
Industrial Manufacturing	3,528	0.7	3,510	0.7
Education Services	3,000	0.6	3,000	0.6
Professional Employer Organization	2,700	0.5	2,700	0.6
QSR Franchisor	2,489	0.5	2,506	0.5
Online Travel Sales & Marketing	1,750	0.3	1,750	0.4
Specialty Defense Contractor	1,612	0.3	1,850	0.4
QSR Franchisee	900	0.2	17,465	3.6
Home Product Manufacturer	758	0.1	758	0.2
In-Home Healthcare Services	689	0.1	624	0.1
IT Hosting Services	95	0.0	480	0.1
Wireless Communication Retailer	—	—	12,000	2.5
Total	$518,927	100.0%	$480,337	100.0%

As of March 31, 2015, we had five investments within the energy sector, representing approximately 11.8% of the total investment portfolio, based on fair values. The March 31, 2015 fair values were approximately 87.2% of cost, compared to 89.5% at December 31, 2014.

At March 31, 2015, all energy related investments were current on interest payments. Management continues to closely monitor each of these investments, maintaining frequent dialogue with company management and, where appropriate, sponsors.

With the exception of an $8.3 million investment in an internationally headquartered company, all investments made by us as of March 31, 2015 and December 31, 2014 were made in portfolio companies located in the United States. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015		December 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$296,950	57.2%	$272,457	56.7%
Northeast	86,403	16.7	86,411	18.0
West	74,536	14.4	75,066	15.7
Midwest	52,738	10.2	38,103	7.9
International	8,300	1.5	8,300	1.7
Total	$518,927	100.0%	$480,337	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	As of March 31, 2015		As of December 31, 2014
Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$128,308	24.7%	$146,471	30.5%
2	324,151	62.5	271,864	56.6
3	64,718	12.5	55,325	11.5
4	1,750	0.3	6,677	1.4
5	—	—	—	—
Total	$518,927	100.0%	$480,337	100.0%

As of March 31, 2015, the Company had no investments on cash non-accrual status. As of December 31, 2014, the Company had debt investments in one portfolio company on cash non-accrual status with an amortized cost of $3.4 million and a fair value of $0.0 million representing 0.8% and 0.0% of the investment portfolio, respectively.

As of March 31, 2015, the Company had debt investments in one portfolio company on PIK non-accrual status with an amortized cost of $13.1 million, and a fair value of $10.5 million, representing 2.7%, and 2.0% of the investment portfolio, respectively. As of December 31, 2014, the Company had debt investments in one portfolio company on PIK non-accrual status with an amortized cost of $13.1 million, and a fair value of $10.6 million, representing 3.0%, and 2.2% of the investment portfolio, respectively.

Results of Operations

Operating results for the three ended March 31, 2015 and 2014 are as follows (dollars in thousands):

	For the three months ended
	March 31, 2015	March 31, 2014
Total investment income	$14,041	$12,374
Total expenses, net	9,224	6,653
Net investment income	4,817	5,721
Net realized gain from investments	9,340	1,220
Net decrease in unrealized appreciation	(4,290)	(5,723)
Net increase in net assets resulting from operations	$9,867	$1,218

Investment income

The composition of our investment income for the three months ended March 31, 2015 and 2014 was as follows (dollars in thousands):

	For the three months ended
	March 31, 2015	March 31, 2014
Interest income	$11,676	$7,563
Fee income	1,229	450
Payment-in-kind interest and dividend income	769	591
Dividend income	366	3,762
Interest from cash and cash equivalents	1	8
Total investment income	$14,041	$12,374

For the three months ended March 31, 2015, total investment income increased $1.7 million, or 13.5% compared to the three months ended March 31, 2014. The increase from the prior period relates primarily to higher interest and fee income from a growing investment portfolio, offset by a decline in dividend income. The decline in dividend income is the result of a large dividend recapitalization during the three months ended March 31, 2014.

Operating expenses

The composition of our expenses for the three months ended March 31, 2015 and March 31, 2014 was as follows (dollars in thousands):

	For the three months ended
	March 31, 2015	March 31, 2014
Interest and financing fees	$4,637	$2,199
Management fees, net of management fee waiver	2,410	1,894
Incentive fees	1,180	1,430
Administrative expenses	275	226
Other operating expenses	722	904
Total expenses	$9,224	$6,653

For the three months ended March 31, 2015, operating expenses increased $2.6 million, or 38.6%, compared to the three months ended March 31, 2014. Interest and financing expenses increased period over period due to our June 2014 $113.4 million offering of 7.125% fixed rate notes due 2021 (“the Notes”) and the establishment of a senior secured revolving credit facility on October 17, 2014 (the “Credit Facility”). In addition, management fees increased over prior period due to growth in assets under management.

Net realized gains/losses on sales of investments

During the three months ended March 31, 2015 and March 31, 2014, we recognized $9.3 million and $1.2 million, respectively, of net realized gains on our portfolio investments.

Net unrealized appreciation/depreciation on investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three months ended March 31, 2015 and March 31, 2014, we had a $4.3 million and $5.7 million, respectively, decrease in unrealized appreciation, on portfolio investments. During the three months ended March 31, 2015, we had $7.6 million in net unrealized depreciation related to reversal of net unrealized appreciation on realized gains. The remaining portfolio appreciated $3.3 million during the three months ended March 31, 2015.

Changes in net assets resulting from operations

For the three months ended March 31, 2015, we recorded a net increase in net assets resulting from operations of $9.9 million. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2015, our per share net increase in net assets resulting from operations was $0.76. For the three ended March 31, 2014, we recorded a net increase in net assets resulting from operations of $1.2 million. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2014 our per share net increase in net assets resulting from operations was $0.09.

Financial Condition, Liquidity and Capital Resources

The Company uses and intends to use existing cash primarily to originate investments in new and existing portfolio companies, pay dividends to our shareholders, and repay indebtedness.

On September 30, 2013, the Company issued 4,000,000 shares at $20.00 per share in its IPO, yielding net proceeds of $74.25 million.

Including the net proceeds from the Company’s IPO on September 30, 2013, the Company has raised approximately $231.5 million in net proceeds and credit availability in debt and equity offerings through March 31, 2015.

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

On October 17, 2014, the Company entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. The Credit Facility initially provides for borrowings up to $50,000,000 and may be increased up to $150,000,000 pursuant to its “accordion” feature. The Credit Facility matures on October 17, 2018. Underwriting and financing costs for the Credit Facility were $2.1 million and will be amortized over the term of the Credit Facility. For the three months ended March 31, 2015, the Company had $15.0 million outstanding and $65.0 million available on the Credit Facility.

On January 6, 2015, the Company entered into an Incremental Assumption Agreement, (the “Incremental Assumption Agreement”), relating to the Credit Facility. The Incremental Assumption Agreement increased the amount of borrowings available under the Credit Facility from $50,000,000 to $80,000,000. The $30,000,000 increase in total commitments under the Credit Facility was executed under the “accordion” feature of the Credit Facility, which allows for an increase in total commitments under the Credit Facility up to $150,000,000.

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

On February 26, 2015, the Company’s board of directors authorized a program for the purpose of repurchasing up to $12.0 million worth of its common stock. Under the repurchase program, the Company may, but it is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b- 18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Unless extended by the Company’s board of directors, the Company expects the repurchase program to be in place until the earlier of March 31, 2016 or until $12.0 million of the Company’s outstanding shares of common stock have been repurchased. As of March 31, 2015, the Company had not made any repurchases of its common stock under this program.

On April 13, 2015, the Company completed an underwritten offering of 3,500,000 shares of its common stock at a public offering price of $18.32 per share for total gross proceeds of approximately $64.1 million.

As of March 31, 2015, Fund II had $26.2 million in regulatory capital and $42.2 million in SBA- guaranteed debentures outstanding and Fund III had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding. In addition to our existing SBA-guaranteed debentures, we may, if permitted by regulation, seek to issue additional SBA-guaranteed debentures as well as other forms of leverage and borrow funds to make investments. On June 10, 2014, we received an exemptive order from the SEC exempting us, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. We intend to comply with the conditions of the order.

As of March 31, 2015, we had $32.0 million in cash and cash equivalents, and our net assets totaled $238.2 million.

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

The Investment Advisory Agreement and the Administration Agreement are each terminable by either party without penalty upon 60 days’ written notice to the other. If either of these agreements is terminated, the costs we will incur under new agreements may increase. In addition, we will likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under both our Investment Advisory Agreement and our Administration Agreement. Any new Investment Advisory Agreement would also be subject to approval by our stockholders.

A summary of the Company’s significant contractual payment obligations as of March 31, 2015 is as follows (dollars in thousands):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
SBA-Guaranteed Debentures	$10,000	$11,500	$5,000	$165,700	$192,200
Note Obligations	—	—	—	113,438	113,438
Revolving Credit Facility	—	—	15,000	—	15,000
Total Contractual Obligations	$10,000	$11,500	$20,000	$279,138	$320,638

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

The following table summarizes our distributions declared during fiscal years ended 2015, 2014 and 2013:

Date Declared	Record Date	Payment Date	Amount Per Share
April 1, 2015	June 22, 2015	June 29, 2015	$0.1567
April 1, 2015	May 21, 2015	May 28, 2015	0.1567
April 1, 2015	May 21, 2015	May 28, 2015	0.1567
February 26, 2015	December 22, 2015	December 30, 2015	0.05
February 26, 2015	November 20, 2015	November 27, 2015	0.05
February 26, 2015	October 23, 2015	October 29, 2015	0.05
February 26, 2015	September 23, 2015	September 29, 2015	0.05
February 26, 2015	August 21, 2015	August 28, 2015	0.05
February 26, 2015	July 23, 2015	July 30, 2015	0.05
February 26, 2015	June 22, 2015	June 29, 2015	0.05
February 26, 2015	May 21, 2015	May 28, 2015	0.05
February 26, 2015	April 23, 2015	April 29, 2015	0.05
February 26, 2015	March 23, 2015	March 30, 2015	0.05
January 2, 2015	March 23, 2015	March 30, 2015	0.1567
January 2, 2015	February 20, 2015	February 26, 2015	0.1567
January 2, 2015	January 22, 2015	January 29, 2015	0.1567
		Total Distributions Declared	$1.44

Date Declared	Record Date	Payment Date	Amount Per Share
October 2, 2014	December 19, 2014	December 30, 2014	$0.1567
October 2, 2014	November 21, 2014	November 28, 2014	0.1567
October 2, 2014	October 22, 2014	October 30, 2014	0.1567

August 7, 2014	September 12, 2014	September 26, 2014	0.47

May 8, 2014	June 9, 2014	June 26, 2014	0.47

February 27, 2014	March 14, 2014	March 26, 2014	0.47
		Total Distributions Declared	$1.88

Date Declared	Record Date	Payment Date	Amount Per Share
November 11, 2013	December 10, 2013	December 30, 2013	$0.47
		Total Distributions Declared	$0.47

Related Parties

We have entered into the Advisory Agreement with Capitala Investment Advisors. Mr. Alala, our chief executive officer, president and chairman of our Board of Directors, is the managing partner and chief investment officer of Capitala Investment Advisors, and Mr. Broyhill, a member of our Board of Directors, has an indirect controlling interest in Capitala Investment Advisors.

In addition, Capitala Investment Advisors’ investment team manages CapitalSouth Partners SBIC Fund IV, L.P. (“Fund IV”), a private investment limited partnership providing financing solutions to companies that generate between $5 million and $50 million in annual revenues and have between $1 million and $5 million in annual earnings before interest, taxes, depreciation and amortization. Fund IV had its first closing in March 2013 and obtained approval for its Small Business Investment Company license from the U.S. Small Business Administration in April 2013. In addition to Fund IV, affiliates of Capitala Investment Advisors manage several other affiliated funds. Capitala Investment Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, Capitala Investment Advisors or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with Capitala Investment Advisors’ allocation procedures. We will not co-invest in transactions with other entities affiliated with Capitala Investment Advisors unless we obtain an exemptive order from the SEC or do so in accordance with existing regulatory guidance. We do not expect to make co-investments, or otherwise compete for investment opportunities, with Fund IV because its focus and investment strategy differ from our own.

We have entered into a license agreement with Capitala Investment Advisors, pursuant to which Capitala Investment Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Capitala.”

We have entered into the Administration Agreement with our Administrator. Pursuant to the terms of the Administration Agreement, our Administrator provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Alala, our chief executive officer, president and chairman of our Board of Directors, is the chief executive officer, president and a director of our Administrator, and Mr. Broyhill, a member of our Board of Directors, has an indirect controlling interest in Capitala Investment Advisors.

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

Common Stock Offering

On April 13, 2015, we completed an underwritten offering of 3,500,000 shares of our common stock at a public offering price of $18.32 per share for total gross proceeds of approximately $64.1 million.

Distributions

On April 1, 2015, our Board of Directors declared normal monthly distributions for April, May, and June of 2015 as set forth below:

Date Declared	Record Date	Payment Date	Distributions per Share
April 1, 2015	June 22, 2015	June 29, 2015	$0.1567
April 1, 2015	May 21, 2015	May 28, 2015	$0.1567
April 1, 2015	April 23, 2015	April 29, 2015	$0.1567

 Credit Facility

On April 14, 2015, we paid the full $25.0 million balance on the Credit Facility, which included $15.0 million drawn at March 31, 2015, $10.0 million drawn on April 2, 2015, and accrued interest to date.

Portfolio Activity

On April 2, 2015, we invested $1.0 million in senior secured term debt of Print Direction, Inc. yielding 10.0% cash interest and 2.0% PIK.

On April 17, 2015, we committed $4.0 million for Concentra Inc.’s senior unsecured bridge facility, initially yielding Libor+7.0% cash interest with 1.0% floor.

On April 20, 2015, we received $0.9 million in cash proceeds from our exit of KBP Investments, LLC related to a working capital true-up.

On April 20, 2015, we received $10.0 million from TGI Fridays, Inc., representing full repayment of the Company’s debt investment, yielding Libor+8.25%. In addition to the repayment, we also received a $0.3 million prepayment penalty.

On April 30, 2015, we invested $5.0 million in Burke America Parts Group, LLC senior secured term debt, yielding 9.5% cash interest, plus warrant participation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three months ended March 31, 2015, we did not engage in hedging activities.

As of March 31, 2015, the Company held 10 securities at a cost of $96.9 million and a fair value of $96.7 million, bearing a variable rate of interest. The Company’s variable rate investments represent approximately 23.3% of the fair market value of total interest earning investments. All variable rate securities are London Interbank Offered Rate (“LIBOR”) based and are subject to interest rate floors. As of March 31, 2015, all variable rate securities were yielding interest at a rate equal to the established interest rate floor. As of March 31, 2015, the Company had $15.0 million outstanding on its revolving credit facility bearing interest at LIBOR + 3.0%. As of March 31, 2015, all of our other interest paying liabilities, consisting of $192.2 million in SBA-guaranteed debentures and $113.4 million in notes payable, were bearing interest at a fixed rate.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None of us, our Investment Advisor or Administrator or any of the Legacy Funds, is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, against our Investment Advisor, Administrator or any of the Legacy Funds. From time to time, we, our Investment Advisor or Administrator, or any of the Legacy Funds may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2015, we issued 7,187 shares of common stock under our dividend reinvestment plan. The issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the quarter ended March 31, 2015 was approximately $132 thousand. Other than the shares issued under our dividend reinvestment plan during the quarter ended March 31, 2015, we did not sell any unregistered equity securities and we did not repurchase any of our equity securities.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number	Description of Document
3.1	Articles of Amendment and Restatement(1)

3.2	Certificate of Limited Partnership of CapitalSouth Partners Fund II Limited Partnership(2)

3.3	Certificate of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P.(2)

3.4	Bylaws(1)

3.5	Form of Amended and Restated Limited Partnership Agreement of CapitalSouth Partners Fund II Limited Partnership(3)

3.6	Form of Amended and Restated Agreement of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P.(3)

4.1	Form of Common Stock Certificate(1)

4.2	Form of Base Indenture(4)

4.3	Form of First Supplemental Indenture(4)

4.4	Form of Global Note (included as Exhibit A to the Form of First Supplemental Indenture)(4)

10.1	Form of Dividend Reinvestment Plan(1)

10.2	Form of Investment Advisory Agreement by and between Registrant and Capitala Investment Advisors, LLC(1)

10.3	Form of Custodian Agreement(1)

10.4	Form of Administration Agreement by and between Registrant and Capitala Advisors Corp.(1)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.6	Form of Trademark License Agreement by and between Registrant and Capitala Investment Advisors, LLC(1)

10.7	Form of Senior Secured Revolving Credit Agreement dated October 17, 2014, among Capitala Finance Corp., as Borrower, the lenders party thereto, and ING Capital LLC, as Administrative Agent, Arranger and Bookrunner(5)

10.8	Form of Guarantee, Pledge and Security Agreement dated October 17, 2014, among Capitala Finance Corp., as Borrower, the subsidiary guarantors party thereto, ING Capital LLC, as Revolving Administrative Agent for the Revolving Lenders and as Collateral Agent, and each Financing Agent and Designated Indebtedness Holder party thereto(5)

10.9	Form of Incremental Assumption Agreement, dated January 6, 2015, relating to the Senior Secured Revolving Credit Agreement, dated as of October 17, 2014, among Capitala Finance Corp., as borrower, the lenders from time to time party thereto, and ING Capital LLC, as administrative agent, arranger and bookrunner(6)

10.10	First Amended and Restated Limited Liability Company Agreement of Capitala Senior Liquid Loan Fund I, LLC, dated March 24, 2015(7)

11.1	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Previously filed in connection with the Pre-Effective Amendment No. 1 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 9, 2013.

(2)	Previously filed in connection with Pre-Effective Amendment No. 2 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 16, 2013.

(3)	Previously filed in connection with Pre-Effective Amendment No. 5 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 24, 2013.
(4)	Previously filed in connection with Pre-Effective Amendment No. 2 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-193374) filed on May 21, 2014.
(5)	Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on October 21, 2014.
(6)	Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on January 8, 2015.
(7)	Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on March 24, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2015	By	/s/ Joseph B. Alala III
Joseph B. Alala III
Chief Executive Officer
(Principal Executive Officer)
Capitala Finance Corp.

Date: May 11, 2015	By	/s/ Stephen A. Arnall
Stephen A. Arnall
Chief Financial Officer
(Principal Financial and Accounting Officer)
Capitala Finance Corp.

