Form 10-Q
period 2015-06-30
Capitala Finance Corp.
filed 2015-08-10
CIK 1571329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2015

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

The number of shares of Capitala Finance Corp.’s common stock, $0.01 par value, outstanding as of August 7, 2015 was 16,145,625.

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Capitala Finance Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of
	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS

Investments at fair value
Non-control/non-affiliate investments (amortized cost of $325,856 and $219,163, respectively)	$345,881	$236,804
Affiliate investments (amortized cost of $142,628 and $154,552, respectively)	147,951	171,471
Control investments (amortized cost of $78,150 and $67,440, respectively)	71,482	72,062
Total investments at fair value (amortized cost of $546,634 and $441,155, respectively)	565,314	480,337
Cash and cash equivalents	39,533	55,107
Interest and dividend receivable	4,063	3,113
Due from related parties	256	518
Deferred financing fees (net of accumulated amortization of $4,231 and $3,288, respectively)	9,368	10,002
Prepaid expenses	236	515
Other assets	90	274
Total assets	$618,860	$549,866

LIABILITIES
SBA debentures	$192,200	$192,200
Notes	113,438	113,438
Revolving Credit Facility	-	-
Distribution payable	4,879	-
Trade settlement payable	10,772	-
Due to related parties	4	8
Management and incentive fee payable	2,544	159
Interest and financing fees payable	3,145	2,902
Accounts payable and accrued expenses	13	322
Total liabilities	$326,995	$309,029

Commitments and contingencies (Note 2)

NET ASSETS
Common stock, par value $.01, 100,000,000 common shares authorized, 16,262,391 and 12,974,420 common shares issued and outstanding, respectively	163	130
Additional paid in capital	246,386	188,408
Accumulated undistributed net investment income	8,640	12,314
Accumulated undistributed net realized gain from investments	17,996	803
Net unrealized appreciation on investments	18,680	39,182
Total net assets	291,865	240,837

Total liabilities and net assets	$618,860	$549,866

Net asset value per share	$17.95	$18.56

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	For the three months ended June 30		For the six months ended June 30
	2015	2014	2015	2014

INVESTMENT INCOME
Interest and fee income:
Non-control/Non-affiliate investments	$9,516	$3,125	$17,191	$6,066
Affiliate investments	3,081	3,884	6,672	7,625
Control investments	1,086	1,504	2,725	2,837
Total interest and fee income	13,683	8,513	26,588	16,528
Payment-in-kind interest and dividend income:
Non-control/Non-affiliate investments	375	251	689	424
Affiliate investments	394	330	650	623
Control investments	422	163	621	287
Total payment-in-kind interest and dividend income	1,191	744	1,960	1,334
Dividend income:
Non-control/Non-affiliate investments	154	1,351	307	1,514
Affiliate investments	29	687	58	716
Control investments	25	1,225	209	4,795
Total dividend income	208	3,263	574	7,025
Interest income from cash and cash equivalents	2	6	3	14
Total investment income	15,084	12,526	29,125	24,901

EXPENSES
Interest and financing expenses	4,681	2,401	9,317	4,601
Base management fee	2,587	2,276	4,997	4,294
Incentive fees	1,329	1,408	2,510	2,838
General and administrative expenses	1,170	883	2,167	2,013
Expenses before management fee waiver	9,767	6,968	18,991	13,746
Management fee waiver (See Note 5)	-	(76)	-	(200)
Total expenses net of management fee waiver	9,767	6,892	18,991	13,546

NET INVESTMENT INCOME	5,317	5,634	10,134	11,355

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain from investments:
Non-control/Non-affiliate investments	7,670	-	7,698	1,158
Affiliate investments	7,098	351	7,098	351
Control investments	1,069	111	10,381	173
Total realized gain from investments	15,837	462	25,177	1,682
Net unrealized appreciation/(depreciation) on investments	(16,212)	116	(20,502)	(5,607)
Net gain (loss) on investments	(375)	578	4,675	(3,925)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$4,942	$6,212	$14,809	$7,430

NET INCREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC AND DILUTED	$0.31	$0.48	$1.02	$0.57

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	15,957,926	12,974,420	14,474,446	12,974,420

DISTRIBUTIONS PAID PER SHARE	$0.62	$0.47	$1.14	$0.47

DISTRIBUTIONS PAYABLE PER SHARE	$0.30	$-	$0.30	$-

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except share data)

(unaudited)

	Common Stock		Additional	Accumulated	Accumulated Undistributed Net	Net Unrealized Appreciation
	Number of	Par	Paid in	Undistributed Net	Realized Gains	(Depreciation) on
	Shares	Value	Capital	Investment Income	(Losses)	Investments	Total

BALANCE, December 31, 2013	12,974,420	$130	$188,408	$16,760	$(48)	$63,420	$268,670
Net investment income	-	-	-	11,355	-	-	11,355
Net realized gain on portfolio investments	-	-	-	-	1,682	-	1,682
Net change in unrealized appreciation/(depreciation) on portfolio investments	-	-	-	-	-	(5,607)	(5,607)
Distributions declared	-	-	-	(12,196)	-	-	(12,196)
BALANCE, June 30, 2014	12,974,420	$130	$188,408	$15,919	$1,634	$57,813	$263,904

BALANCE, December 31, 2014	12,974,420	$130	$188,408	$12,314	$803	$39,182	$240,837
Net investment income	-	-	-	10,134	-	-	10,134
Net realized gain from investments	-	-	-	-	25,177	-	25,177
Net change in unrealized appreciation/(depreciation) on portfolio investments	-	-	-	-	-	(20,502)	(20,502)
Issuance of common stock, net of offering and underwriting costs	3,500,000	35	61,665				61,700
Repurchase and retirement of common stock under stock repurchase program	(224,602)	(2)	(3,888)				(3,890)
Distributions to shareholders:							-
Stock issued under dividend reinvestment plan	12,573	-	201	-	-	-	201
Distributions declared	-	-	-	(13,808)	(7,984)	-	(21,792)
BALANCE, June 30, 2015	16,262,391	$163	$246,386	$8,640	$17,996	$18,680	$291,865

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the six months ended June 30
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$14,809	$7,430
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of portfolio investments	(170,008)	(63,584)
Repayments of portfolio investments	91,931	20,160
Net realized gain on portfolio investments	(25,177)	(1,682)
Net unrealized depreciation on portfolio investments	20,502	5,607
Payment-in-kind interest and dividends	(1,960)	(1,334)
Accretion of original issue discount on portfolio investments	(265)	(7)
Amortization of deferred financing fees	943	369
Changes in assets and liabilities:
Interest and dividend receivable	(950)	(17)
Due from related parties	262	1,104
Prepaid expenses	279	425
Other assets	184	-
Trade settlement payable	10,772	9,959
Due to related parties	(4)	(508)
Management and incentive fee payable	2,385	(288)
Interest payable	243	152
Accounts payable and accrued expenses	(309)	54
NET CASH USED IN OPERATING ACTIVITIES	(56,363)	(22,160)

CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns on SBA-guaranteed debentures	-	(10,000)
Proceeds from credit facility	25,000	-
Payments to credit facility	(25,000)	-
Issuance of notes	-	113,438
Issuance of common stock, net of offering and underwriting costs	61,700	-
Distributions paid to shareholders	(16,713)	(12,196)
Repurchases of common stock under stock repurchase program	(3,890)	-
Deferred financing fees paid	(308)	(4,201)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$40,789	$87,041

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(15,574)	64,881
CASH AND CASH EQUIVALENTS, beginning of period	$55,107	$101,622
CASH AND CASH EQUIVALENTS, end of period	$39,533	$166,503

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$7,883	$4,075

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Distributions declared and payable	$4,879	$-
Distribution paid through DRIP share issuances	$201	$-

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units)

June 30, 2015

(unaudited)

Company (4, 5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Non-control/Non-affiliated investments - 118.6%

AAE Acquisition, LLC	Industrial Equipment Rental	Senior Secured Term Debt (12% Cash, Due 3/31/18) (1)	$11,000	$10,999	$11,000	3.8%

AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (14% fully diluted)		17	2,449	0.8%

				11,016	13,449	4.6%

American Clinical Solutions, LLC	Healthcare	Senior Secured Debt (L+9.5% Cash, 1% Floor, Due 6/11/20)	10,000	10,000	10,000	3.4%

				10,000	10,000	3.4%

American Exteriors, LLC	Replacement Window Manufacturer	Senior Secured Debt (14% Cash, Due 1/15/16) (1)	4,879	3,679	4,868	1.6%

American Exteriors, LLC	Replacement Window Manufacturer	Jr. Convertible Note (10% Cash, Due 12/31/16) (1)	500	416	500	0.2%

American Exteriors, LLC	Replacement Window Manufacturer	Common Stock Warrants (15% fully diluted) (7)		-	-	0.0%

				4,095	5,368	1.8%

B&W Quality Growers, LLC	Farming	Subordinated Debt (14% Cash, Due 7/23/20)	10,000	9,991	10,000	3.4%

B&W Quality Growers, LLC	Farming	Membership Unit Warrants (91,739 Units)		20	1,068	0.4%

				10,011	11,068	3.8%

Bluestem Brands, Inc.	Online Merchandise Retailer	Senior Secured Term Debt (L+7.5% Cash, 1% Floor, Due 11/7/20)	4,654	4,487	4,487	1.5%

				4,487	4,487	1.5%

Boot Barn Holdings, Inc	Western Wear Retail	Common Stock (95,252 shares) (8)		381	3,048	1.0%

				381	3,048	1.0%

Brock Holdings III, Inc.	Industrial Specialty Services	Subordinated Debt (L+8.25% Cash, 1.75% Floor, Due 3/16/18)	5,000	4,863	4,863	1.7%

				4,863	4,863	1.7%

Brunswick Bowling Products, Inc.	Bowling Products	Senior Secured Term Debt (L+6.0% Cash, 2% Floor, Due 5/22/20)	2,000	2,000	2,000	0.7%

Brunswick Bowling Products, Inc.	Bowling Products	Subordinated Debt (L+14.25% Cash, 2% Floor, Due 5/22/20)	6,983	6,983	6,983	2.4%

Brunswick Bowling Products, Inc.	Bowling Products	Preferred Shares (2,966 shares, 8% PIK)		2,993	2,993	1.0%

				11,976	11,976	4.1%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Senior Secured Term Debt (9.5% cash, due 4/30/20)	5,000	4,852	4,852	1.7%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Warrants (14 units)		5	5	0.0%

				4,857	4,857	1.7%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)		258	281	0.1%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock Warrants (655,908 units) (7)		264	629	0.2%

				522	910	0.3%

Cedar Electronics Holding Corp.	Consumer Electronics	Subordinated Debt (12% Cash, Matures 12/26/20)	28,300	28,300	28,300	9.7%

				28,300	28,300	9.7%

Community Choice Financial, Inc.	Financial Services	Senior Secured Revolving Debt (L+13.0% Cash, 1% Floor, Due 3/27/17) (8)	20,000	20,000	20,000	6.9%

				20,000	20,000	6.9%

Construction Partners, Inc.	Construction Services	Subordinated Debt (11.5% Cash, Due 6/12/20)	12,500	12,500	12,500	4.3%

				12,500	12,500	4.3%

Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9% Cash, 2% PIK, Due 11/29/21)	15,779	15,779	15,779	5.4%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	1,575	0.5%

				17,354	17,354	5.9%

Crowley Holdings, Inc.	Transportation	Series A Income Preferred Shares (6,000 shares, 10% Cash, 2% PIK dividend) (6)		6,207	6,207	2.1%

				6,207	6,207	2.1%

CSM Bakery Solutions, LLC	Bakery Supplies Distributor	Subordinated Debt (L+7.75% Cash, 1% Floor, Due 8/7/22)	17,000	16,663	16,244	5.6%

				16,663	16,244	5.6%

Emerging Markets Communications, LLC	Satellite Communications	Subordinated Debt (L+9.625% Cash, 1% Floor, Due 7/16/23)	5,000	4,925	4,925	1.7%

				4,925	4,925	1.7%

Flavors Holdings, Inc.	Food Product Manufacturer	Senior Secured Term Debt (L+5.75% Cash, 1% Floor, Due 4/3/20)	7,700	7,430	7,430	2.5%

Flavors Holdings, Inc.	Food Product Manufacturer	Subordinated Debt (L+10% Cash, 1% Floor, Due 10/3/21)	12,000	11,567	11,567	4.0%

				18,997	18,997	6.5%

Group Cirque du Soleil, Inc.	Entertainment	Subordinated Debt (L+8.25% Cash, 1% Floor, Due 7/8/23) (8)	1,000	985	985	0.3%

				985	985	0.3%

Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Senior Secured Term Debt (13% Cash, Due 10/6/16)	2,000	2,000	1,577	0.5%

Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Common Unit Warrants (12% fully diluted)		-	-	0.0%

				2,000	1,577	0.5%

Kelle's Transport Service, LLC	Transportation	Senior Secured Debt (14% Cash, Due 3/31/19)	14,984	14,971	14,984	5.2%

Kelle's Transport Service, LLC	Transportation	Preferred Units (1,000 units, 10% PIK Dividend) (6)		2,947	2,947	1.0%

Kelle's Transport Service, LLC	Transportation	Common Stock Warrants (15% fully diluted)		22	4,337	1.5%

				17,940	22,268	7.7%

Maxim Crane Works, L.P	Crane Rental and Sales	Subordinated Debt (L+9.25% Cash, 1% Floor, Due 11/26/18)	5,000	5,038	5,038	1.7%

				5,038	5,038	1.8%

Medical Depot, Inc.	Medical Device Distributor	Subordinated Debt (14% Cash, Due 9/27/20) (1)	4,667	4,667	4,667	1.6%

Medical Depot, Inc.	Medical Device Distributor	Series C Convertible Preferred Stock (740 shares)		1,333	7,820	2.7%

				6,000	12,487	4.3%

Merlin International, Inc.	IT Government Contracting	Subordinated Debt (12.5% Cash, Due 12/16/19)	20,000	20,000	20,000	6.9%

				20,000	20,000	6.9%

Nielsen & Bainbridge, LLC	Home Décor Manufacturer	Subordinated Debt (L+9.25% Cash, 1% Floor, Due 8/15/21)	15,000	14,801	14,535	5.0%

				14,801	14,535	5.0%

Portrait Innovations, Inc.	Professional and Personal Digital Imaging	Senior Secured Term Debt (12% Cash, Due 2/26/20)	15,000	15,000	15,000	5.1%

				15,000	15,000	5.1%

Sequoia Healthcare Management, LLC	Healthcare Management	Senior Secured Term Debt (12% cash, 4% PIK, due 7/17/19)	12,357	12,162	12,357	4.2%

				12,162	12,357	4.2%

Sierra Hamilton, LLC	Oil & Gas Engineering and Consulting Services	Senior Secured Debt (12.25% Cash, Due 12/15/18)	15,000	15,000	14,196	4.9%

				15,000	14,196	4.9%

Southern Pump & Tank Company, LLC	Petroleum Equipment Supplier	Senior Secured Term Debt (13% Cash, 6% PIK, Due 7/15/15) (1)	4,442	3,614	4,442	1.5%

Southern Pump & Tank Company, LLC	Petroleum Equipment Supplier	Common Stock Warrants (10% fully diluted)		-	-	0.0%

				3,614	4,442	1.5%

Stoddard Hill Media Holdings, LLC	IT Hosting Services	Class D Preferred Units (12)		-	96	0.0%

				-	96	0.0%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	758	0.3%

				758	758	0.3%

Tenere, Inc.	Industrial Manufacturing	Senior Secured Term Debt (11% Cash, 2% PIK, Due 12/15/17) (9)	3,546	3,546	3,546	1.2%

				3,546	3,546	1.2%

US LBM Holdings, LLC	Building Products	Senior Secured Debt (L+7% Cash, 1% Floor, Due 5/2/20)	4,968	4,879	4,875	1.7%

				4,879	4,875	1.7%

U.S. Well Services, LLC	Oil & Gas Services	Senior Secured Debt (L+11.5% Cash, 0.5% floor, Due 5/2/19) (10)	8,758	8,679	8,671	3.0%

				8,679	8,671	3.0%

Velum Global Credit Management, LLC	Financial Services	Senior Secured Debt (15% Cash, Due 12/31/15) (8)	8,300	8,300	8,300	2.8%

				8,300	8,300	2.8%

Worklife America, Inc.	Professional Employer Organization	Common Stock Warrants (3.84% ownership)		-	1,808	0.7%

Worklife America, Inc.	Professional Employer Organization	Preferred Stock Warrants (3.84% ownership)		-	389	0.1%

				-	2,197	0.8%

Sub Total Non-control/Non-affiliated investments				$325,856	$345,881	118.6%

Affiliate investments - 50.7%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Senior Subordinated Debt (14% Cash, due 8/9/2019)	$5,000	$5,000	$5,000	1.7%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Junior Subordinated Debt (12% Cash, due 8/9/2019)	7,200	7,200	7,200	2.5%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock (1,253,198 shares)		1,504	3,734	1.3%

				13,704	15,934	5.5%

City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 9/28/16)	8,231	8,231	8,231	2.8%

City Gear, LLC	Footwear Retail	Preferred Membership Units (9% Cash dividend) (6)		1,269	1,269	0.4%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (14.15% fully diluted)		-	7,839	2.7%

				9,500	17,339	5.9%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (12)		-	588	0.2%

				-	588	0.2%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8% PIK dividend) (6)		2,302	2,659	0.9%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,161	0.4%

				2,304	3,820	1.3%

J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13% Cash, Due 7/16/18)	5,182	5,182	5,158	1.8%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	-	0.0%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (4,506 shares)		-	-	0.0%

				6,000	5,158	1.8%

LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)		1,500	2,587	0.9%

				1,500	2,587	0.9%

MJC Holdings, LLC	Specialty Clothing	Series A Preferred Units (2,000,000 units)		2,000	6,250	2.1%

				2,000	6,250	2.1%

MMI Holdings, LLC	Medical Device Distributor	Senior Secured Debt (12% Cash, Due 1/31/17) (1)	2,600	2,600	2,600	0.9%

MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 1/31/17) (1)	400	388	400	0.1%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6% PIK dividend) (6)		1,175	1,311	0.4%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	208	0.1%

				4,163	4,519	1.5%

MTI Holdings, LLC	Retail Display & Security Services	Subordinated Debt (12% Cash, Due 11/1/18)	8,000	8,000	8,000	2.8%

MTI Holdings, LLC	Retail Display & Security Services	Membership Units (2,000,000 units)		2,000	5,095	1.7%

				10,000	13,095	4.5%

Source Capital ABUTEC, LLC	Oil & Gas Services	Senior Secured Term Debt (12% Cash, 3% PIK, Due 12/28/17) (13)	5,404	5,404	4,689	1.6%

Source Capital ABUTEC, LLC	Oil & Gas Services	Preferred Membership Units (10.8% fully diluted)		1,240	-	0.0%

				6,644	4,689	1.6%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Subordinated Debt (13% Cash, Due 2/17/17)	2,500	2,500	2,500	0.8%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Common Stock Warrants (6.65% ownership)		-	553	0.2%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership)		750	781	0.3%

				3,250	3,834	1.3%

Source Capital SSCR, LLC	Personal Product Manufacturer	Senior Secured Term Debt (7% Cash, Due 6/12/17)	5,750	5,750	5,470	1.9%

Source Capital SSCR, LLC	Personal Product Manufacturer	Subordinated Debt (7% Cash, Due 9/15/17) (2)	17,875	17,875	10,530	3.6%

Source Capital SSCR, LLC	Personal Product Manufacturer	Preferred Membership Units (15.8% ownership)		1,878	-	0.0%

Source Capital SSCR, LLC	Personal Product Manufacturer	Membership Unit Warrant (0.31% ownership)		10	-	0.0%

				25,513	16,000	5.5%

Source Recycling, LLC	Scrap Metal Recycler	Subordinated Debt (13% Cash, Due 9/2/16)	5,000	5,000	4,927	1.7%

Source Recycling, LLC	Scrap Metal Recycler	Membership Units (68,656 units)		1,590	-	0.0%

Source Recycling, LLC	Scrap Metal Recycler	Membership Unit Warrants (1% fully diluted)		-	-	0.0%

				6,590	4,927	1.7%

Sparus Holdings, Inc.	Energy Services	Senior Secured Term Debt (12% Cash, 2% PIK, Due 3/21/16)	5,085	5,085	5,085	1.7%

Sparus Holdings, Inc.	Energy Services	Subordinated Debt (9% Cash, 5% PIK, Due 3/21/16) (3)	8,314	8,066	5,740	2.0%

Sparus Holdings, Inc.	Energy Services	Series B Preferred Stock (5,703 shares)		1,173	-	0.0%

Sparus Holdings, Inc.	Energy Services	Common Stock Warrants (3,491 shares)		-	-	0.0%

				14,324	10,825	3.7%

STX Healthcare Management Services, Inc.	Dental Practice Management	Subordinated Debt (12.5% Cash, Due 7/31/18) (1)	6,425	6,425	6,425	2.2%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares)		1,200	915	0.3%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock Warrants (1,154,254 shares)		218	881	0.3%

				7,843	8,221	2.8%

TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 2/1/19)	12,397	12,397	11,914	4.1%

TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 2/1/19)	9,879	9,879	9,494	3.3%

TCE Holdings, Inc.	Oil & Gas Services	Class A Common Stock (3,600 shares)		3,600	721	0.2%

				25,876	22,129	7.6%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Senior Secured Term Debt (15% PIK, Due 11/26/16)	437	437	437	0.1%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Bridge Note (0% Cash, Due 6/30/15) (1)	663	361	663	0.2%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 2 Note (0% Cash, Due 6/30/15) (1)	81	44	81	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Senior Subordinated Note (0% Cash, Due 6/30/15) (1)	3,563	2,369	3,563	1.3%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 3 Note (0% Cash, Due 6/30/15) (1)	299	206	299	0.1%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Jr. Subordinated Note (0% Cash, Due 6/30/15) (1)	2,750	-	2,750	1.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 4 Note (0% Cash, Due 6/30/15) (1)	243	-	243	0.1%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-1 Preferred Stock (255,102 shares)		-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-3 Preferred Stock (88,194 shares)		-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-5 Preferred Stock (20,530 shares)		-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Common Stock Warrants (2,063,629 warrants)		-	-	0.0%

				3,417	8,036	2.8%

Sub Total Affiliate investments				$142,628	$147,951	50.7%

Control investments - 24.4%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Senior Secured Term Debt (12% Cash, 4% PIK, Due 5/24/18)	$10,802	$10,802	$10,802	3.7%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (1,125,000 shares)		1,125	575	0.2%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (570,000 shares)		-	292	0.1%

				11,927	11,669	4.0%

Capitala Senior Liquid Loan Fund I, LLC	Investment Fund	Common Stock (80% ownership) (8) (11)		15,200	15,256	5.2%

				15,200	15,256	5.2%

CION/Capitala Senior Liquid Loan Fund I, LLC	Investment Fund	Common Stock (20% ownership) (8) (15)		-	-	0.0%

				-	-	0.0%

Market E's, LLC	Online Travel Sales & Marketing	Senior Secured Debt (0% Cash, Due 12/31/16) (1)	985	985	1,000	0.3%

Market E's, LLC	Online Travel Sales & Marketing	Subordinated Debt (0% Cash, Due 12/31/16) (1)	2,897	2,875	750	0.3%

Market E's, LLC	Online Travel Sales & Marketing	Class A Preferred Stock (600 shares)		240	-	0.0%

Market E's, LLC	Online Travel Sales & Marketing	Class B Preferred Stock (2,411 shares)		965	-	0.0%

Market E's, LLC	Online Travel Sales & Marketing	Class A Common Stock (600 shares)		-	-	0.0%

				5,065	1,750	0.6%

Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/16/16)	1,862	1,862	1,862	0.6%

Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/16/16)	3,753	3,753	3,753	1.3%

Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	1,629	0.6%

				7,244	7,244	2.5%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Senior Secured Term Debt (17%, 3% PIK at Company's option, Due 2/1/16)	6,500	6,500	6,500	2.1%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10% Cash Dividend) (6)		1,000	1,000	0.3%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	3,966	1.4%

				7,501	11,466	3.8%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/16) (14)	7,473	7,473	6,629	2.3%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)		3,278	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)		2,365	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,107 shares)		33	-	0.0%

				13,149	6,629	2.3%

Print Direction, Inc.	Printing Services	Senior Secured Term Debt (10% Cash, 2% PIK, Due 2/24/19)	15,074	15,074	15,074	5.2%

Print Direction, Inc.	Printing Services	Common Stock (19,363 shares)		2,990	2,294	0.8%

Print Direction, Inc.	Printing Services	Common Stock Warrants (3% fully diluted)		-	100	0.0%

				18,064	17,468	6.0%

Sub Total Control investments				$78,150	$71,482	24.4%

TOTAL INVESTMENTS -193.7%				$546,634	$565,314	193.7%

(1)	The maturity date of the original investment has been extended.
(2)	Non-accrual investment.
(3)	PIK non-accrual investment.
(4)	All debt investments are income producing. Equity and warrant investments are non-income producing, unless otherwise noted.
(5)	Percentages are based on net assets of $291,865 as of June 30, 2015.
(6)	The equity investment is income producing, based on rate disclosed.
(7)	The equity investment has an exercisable put option.
(8)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2015, 7.7% of the Company's total assets were non-qualifying assets.
(9)	The investment has a $0.6 million unfunded commitment.
(10)	The investment has a $6.0 million unfunded commitment.
(11)	The investment has a $4.8 million unfunded commitment.
(12)	Investment has been exited. The remaining fair value represents post transaction true-up that will result in additional cash payments made to the Company.
(13)	Interest rate amended to 6% cash and 6% PIK through December 31, 2015.
(14)	Interest rate amended to 8% cash through December 31, 2015.
(15)	The investment has a $10.0 million unfunded commitment.

See accompanying notes to consolidated financial statements.

7

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units)

December 31, 2014

Company (4, 5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Non-control/Non-affiliated investments - 98.3%

AAE Acquisition, LLC	Industrial Equipment Rental	Senior Secured Term Debt (12% Cash, Due 3/31/18) (1)	$11,000	$10,998	$11,000	4.6%

AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (14% fully diluted)		17	2,212	0.9%

				11,015	13,212	5.5%

A Wireless Holding Company	Wireless Communication Retailer	Subordinated Debt (12% Cash, Due 9/09/19)	12,000	12,000	12,000	5.0%

				12,000	12,000	5.0%

American Exteriors, LLC	Replacement Window Manufacturer	Senior Secured Debt (14% Cash, Due 6/30/15) (1) (11)	4,357	3,157	4,357	1.8%

American Exteriors, LLC	Replacement Window Manufacturer	Jr. Convertible Note (10% Cash, Due 6/30/16) (1)	500	415	500	0.2%

American Exteriors, LLC	Replacement Window Manufacturer	Common Stock Warrants (15% fully diluted) (7)		-	-	0.0%

				3,572	4,857	2.0%

Bluestem Brands, Inc.	Online Merchandise Retailer	Senior Secured Term Debt (L+7.5% Cash, 1% Floor, Due 11/7/2020)	5,000	4,804	4,804	2.0%

				4,804	4,804	2.0%

Boot Barn Holdings, Inc	Western Wear Retail	Common Stock (600,000 shares) (8)		2,400	10,920	4.5%

				2,400	10,920	4.5%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)		258	193	0.1%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock Warrants (655,908 units) (7)		264	431	0.2%

				522	624	0.3%

Construction Partners, Inc.	Construction Services	Subordinated Debt (11.5% Cash, Due 6/12/2020)	12,500	12,500	12,500	5.2%

				12,500	12,500	5.2%

Crowley Holdings, Inc.	Transportation	Series A Income Preferred Shares (6,000 shares, 10% Cash, 2% PIK dividend) (6)		6,145	6,145	2.6%

				6,145	6,145	2.6%

CSM Bakery Solutions, LLC	Bakery Supplies Distributor	Subordinated Debt (L+7.75% Cash, 1% Floor, Due 8/7/22)	17,000	16,640	16,297	6.8%

				16,640	16,297	6.8%

Flavors Holdings, Inc.	Food Product Manufacturer	Senior Secured Term Debt (L+5.75% Cash, 1% Floor, Due 4/3/2020)	7,900	7,594	7,594	3.2%

Flavors Holdings, Inc.	Food Product Manufacturer	Subordinated Debt (L+10%, 1% Floor, Due 10/3/2021)	12,000	11,532	11,532	4.7%

				19,126	19,126	7.9%

Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Senior Secured Term Debt (13% Cash, Due 10/6/16)	2,000	2,000	1,850	0.8%

Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Common Unit Warrants (12% fully diluted)		-	-	0.0%

				2,000	1,850	0.8%

Kelle's Transport Service, LLC	Transportation	Senior Secured Debt (14% Cash, Due 3/31/19)	15,366	15,351	15,366	6.3%

Kelle's Transport Service, LLC	Transportation	Preferred Units (1,000 units, 10% PIK Dividend) (6)		2,802	2,802	1.2%

Kelle's Transport Service, LLC	Transportation	Common Stock Warrants (15% fully diluted)		23	2,781	1.2%

				18,176	20,949	8.7%

Medical Depot, Inc.	Medical Device Distributor	Subordinated Debt (14% Cash, Due 9/27/20) (1)	4,667	4,667	4,667	1.9%

Medical Depot, Inc.	Medical Device Distributor	Series C Convertible Preferred Stock (740 shares)		1,333	5,283	2.2%

				6,000	9,950	4.1%

Meritas Schools Holdings, LLC	Education Services	Subordinated Debt (L+9% Cash, 1% Floor, Due 1/23/2021)	3,000	2,986	3,000	1.2%

				2,986	3,000	1.2%

Merlin International, Inc.	IT Government Contracting	Subordinated Debt (12.5% Cash, Due 12/16/2019)	20,000	20,000	20,000	8.3%

				20,000	20,000	8.3%

Nielsen & Bainbridge, LLC	Home Décor Manufacturer	Subordinated Debt (L+9.25% Cash, 1% Floor, Due 8/15/21)	15,000	14,785	14,611	6.1%

				14,785	14,611	6.1%

Precision Manufacturing, LLC	Industrial Boiler Manufacturer	Subordinated Debt (14% Cash, Due 2/13/15) (2)	200	200	-	0.0%

Precision Manufacturing, LLC	Industrial Boiler Manufacturer	Subordinated Debt (14% Cash, Due 2/28/15) (2)	300	300	-	0.0%

Precision Manufacturing, LLC	Industrial Boiler Manufacturer	Subordinated Debt (13% Cash, Due 2/10/17) (2)	2,850	2,850	-	0.0%

Precision Manufacturing, LLC	Industrial Boiler Manufacturer	Membership Unit Warrants (6.65% fully diluted)		-	-	0.0%

				3,350	-	0.0%

Sequoia Healthcare Management, LLC	Healthcare Management	Senior Secured Term Debt (12% cash, 4% PIK, due 7/17/2019)	12,420	12,195	12,420	5.2%

				12,195	12,420	5.2%

Sierra Hamilton, LLC	Oil & Gas Engineering and Consulting Services	Senior Secured Debt (12.25% Cash, Due 12/15/18)	15,000	15,000	14,547	6.0%

				15,000	14,547	6.0%

Southern Pump & Tank Company, LLC	Petroleum Equipment Supplier	Senior Secured Term Debt (13% Cash, 6% PIK, Due 1/15/15) (1)	4,316	3,495	3,850	1.6%

Southern Pump & Tank Company, LLC	Petroleum Equipment Supplier	Common Stock Warrants (10% fully diluted)		-	-	0.0%

				3,495	3,850	1.6%

Stoddard Hill Media Holdings, LLC	IT Hosting Services	Class D Preferred Units (132,159 shares)		300	480	0.2%

				300	480	0.2%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	758	0.3%

				758	758	0.3%

Tenere, Inc.	Industrial Manufacturing	Senior Secured Term Debt (11% Cash, 2% PIK, Due 12/15/17) (9)	3,510	3,510	3,510	1.5%

				3,510	3,510	1.5%

TGI Friday's, Inc.	Restaurant Chain	Subordinated Debt (L+8.25% Cash, 1% Floor, Due 7/15/21)	10,000	9,962	9,738	4.0%

				9,962	9,738	4.0%

US LBM Holdings, LLC	Building Products	Senior Secured Debt (L+7.0% Cash, 1% Floor, Due 5/2/2020)	4,992	4,895	4,895	2.0%

				4,895	4,895	2.0%

U.S. Well Services, LLC	Oil & Gas Services	Senior Secured Debt (L+11.5% Cash, 0.5% floor, Due 5/2/19) (10)	4,822	4,727	4,761	2.0%

				4,727	4,761	2.0%

Velum Global Credit Management, LLC	Financial Services	Senior Secured Debt (15% Cash, Due 12/31/15) (8)	8,300	8,300	8,300	3.4%

				8,300	8,300	3.4%

Worklife America, Inc.	Professional Employer Organization	Common Stock Warrants (3.84% ownership)		-	2,311	0.9%

Worklife America, Inc.	Professional Employer Organization	Preferred Stock Warrants (3.84% ownership)		-	389	0.2%

				-	2,700	1.1%

Sub Total Non-control/Non-affiliated investments				$219,163	$236,804	98.3%

Affiliate investments - 71.1%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Senior Subordinated Debt (14% Cash, due 8/19/2019)	$5,000	$5,000	$5,000	2.1%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Junior Subordinated Debt (12% Cash, due 8/19/2019)	7,200	7,200	7,200	3.0%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock (1,253,198 shares)		1,504	3,646	1.5%

				13,704	15,846	6.6%

City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 9/28/16)	8,231	8,231	8,213	3.4%

City Gear, LLC	Footwear Retail	Preferred Membership Units (9% Cash dividend) (6)		1,269	1,269	0.5%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (14.15% fully diluted)		-	6,205	2.6%

				9,500	15,687	6.5%

Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (14% Cash, 2% PIK, Due 3/22/18)	11,402	11,402	11,402	4.7%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (2,216,463 shares)		2,576	10,348	4.3%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock Warrant (403,257 shares)		-	1,882	0.8%

				13,978	23,632	9.8%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8% PIK dividend) (6)		2,197	2,559	1.1%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,660	0.7%

				2,199	4,219	1.8%

J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13% Cash, Due 7/16/18)	5,182	5,182	5,182	2.2%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	341	0.1%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (4,506 shares)		-	188	0.1%

				6,000	5,711	2.4%

LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)		1,500	2,506	1.0%

				1,500	2,506	1.0%

MJC Holdings, LLC	Specialty Clothing	Series A Preferred Units (2,000,000 units)		2,000	5,723	2.4%

				2,000	5,723	2.4%

MMI Holdings, LLC	Medical Device Distributor	Senior Secured Debt (12% Cash, Due 1/31/17) (1)	2,600	2,600	2,600	1.0%

MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 1/31/17) (1)	400	388	400	0.2%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6% PIK dividend) (6)		1,136	1,273	0.5%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	126	0.1%

				4,124	4,399	1.8%

MTI Holdings, LLC	Retail Display & Security Services	Subordinated Debt (12% Cash, Due 11/1/18)	8,000	8,000	8,000	3.3%

MTI Holdings, LLC	Retail Display & Security Services	Membership Units (2,000,000 units)		2,000	4,958	2.1%

				10,000	12,958	5.4%

Source Capital ABUTEC, LLC	Oil & Gas Services	Senior Secured Term Debt (12% Cash, 3% PIK, Due 12/28/17)	5,283	5,283	5,166	2.1%

Source Capital ABUTEC, LLC	Oil & Gas Services	Preferred Membership Units (10.8% fully diluted)		1,240	-	0.0%

				6,523	5,166	2.1%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Subordinated Debt (13% Cash, Due 2/17/17)	2,500	2,500	2,500	1.1%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Common Stock Warrants (6.65% ownership)		-	578	0.2%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership)		750	813	0.3%

				3,250	3,891	1.6%

Source Capital SSCR, LLC	Personal Product Manufacturer	Senior Secured Term Debt (7% Cash, Due 6/12/17)	5,000	5,000	4,751	2.0%

Source Capital SSCR, LLC	Personal Product Manufacturer	Subordinated Debt (7% Cash, Due 9/15/17)	17,125	17,125	11,490	4.7%

Source Capital SSCR, LLC	Personal Product Manufacturer	Preferred Membership Units (15.8% ownership)		1,878	-	0.0%

Source Capital SSCR, LLC	Personal Product Manufacturer	Membership Unit Warrant (0.31% ownership)		10	-	0.0%

				24,013	16,241	6.7%

Source Recycling, LLC	Scrap Metal Recycler	Subordinated Debt (13% Cash, Due 9/2/16)	5,000	5,000	4,927	2.0%

Source Recycling, LLC	Scrap Metal Recycler	Membership Units (68,656 units)		1,590	-	0.0%

Source Recycling, LLC	Scrap Metal Recycler	Membership Unit Warrants (1% fully diluted)		-	-	0.0%

				6,590	4,927	2.0%

Sparus Holdings, Inc.	Energy Services	Senior Secured Term Debt (12% Cash, 2% PIK, Due 3/21/16) (3)	5,034	5,012	4,050	1.7%

Sparus Holdings, Inc.	Energy Services	Subordinated Debt (9% Cash, 5% PIK, Due 3/21/16) (3)	8,108	8,066	6,523	2.7%

Sparus Holdings, Inc.	Energy Services	Series B Preferred Stock (5,703 shares)		1,173	-	0.0%

Sparus Holdings, Inc.	Energy Services	Common Stock Warrants (3,491 shares)		-	-	0.0%

				14,251	10,573	4.4%

STX Healthcare Management Services, Inc.	Dental Practice Management	Subordinated Debt (12.5% Cash, Due 7/31/18) (1)	6,425	6,425	6,425	2.6%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares)		1,200	714	0.3%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock Warrants (1,154,254 shares)		218	687	0.3%

				7,843	7,826	3.2%

TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 11/22/18)	12,294	12,294	11,995	5.0%

TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 11/22/18)	9,796	9,796	9,516	4.0%

TCE Holdings, Inc.	Oil & Gas Services	Class A Common Stock (3,600 shares)		3,600	2,650	1.1%

				25,690	24,161	10.1%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Senior Secured Term Debt (15% PIK, Due 11/26/16)	406	406	406	0.2%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Bridge Note (0% Cash, Due 6/30/15) (1)	663	361	663	0.3%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 2 Note (0% Cash, Due 6/30/15) (1)	81	44	81	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Senior Subordinated Note (0% Cash, Due 6/30/15) (1)	3,563	2,369	3,563	1.5%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 3 Note (0% Cash, Due 6/30/15) (1)	299	207	299	0.1%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Jr. Subordinated Note (0% Cash, Due 6/30/15) (1)	2,750	-	2,750	1.1%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 4 Note (0% Cash, Due 6/30/15) (1)	243	-	243	0.1%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-1 Preferred Stock (255,102 shares)		-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-3 Preferred Stock (88,194 shares)		-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-5 Preferred Stock (20,530 shares)		-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Common Stock Warrants (2,063,629 warrants)		-	-	0.0%

				3,387	8,005	3.3%

Sub Total Affiliate investments				$154,552	$171,471	71.1%

Control investments - 30.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Senior Secured Term Debt (12% Cash, 4% PIK, Due 5/24/18)	$10,587	$10,587	$10,587	4.4%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (1,125,000 shares)		1,125	927	0.4%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (570,000 shares)		-	470	0.2%

				11,712	11,984	5.0%

KBP Investments, LLC	QSR Franchisee	Class A Preferred Stock (8,270 shares, 10% Cash Dividend) (6)		8,269	8,269	3.4%

KBP Investments, LLC	QSR Franchisee	Class A Common Stock (380,413 shares)		-	9,196	3.9%

				8,269	17,465	7.3%

Market E's, LLC	Online Travel Sales & Marketing	Senior Secured Debt (0% Cash, Due 12/31/16) (1)	985	985	1,000	0.4%

Market E's, LLC	Online Travel Sales & Marketing	Subordinated Debt (0% Cash, Due 12/31/16) (1)	2,875	2,875	750	0.3%

Market E's, LLC	Online Travel Sales & Marketing	Class A Preferred Stock (600 shares)		240	-	0.0%

Market E's, LLC	Online Travel Sales & Marketing	Class B Preferred Stock (2,411 shares)		965	-	0.0%

Market E's, LLC	Online Travel Sales & Marketing	Class A Common Stock (600 shares)		-	-	0.0%

				5,065	1,750	0.7%

Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/16/16)	1,862	1,862	1,862	0.8%

Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/16/16)	3,688	3,688	3,688	1.5%

Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	1,629	0.7%

				7,179	7,179	3.0%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Senior Secured Term Debt (17%, 3% PIK at Company's option, Due 2/1/16)	6,500	6,500	6,500	2.7%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10% Cash Dividend) (6)		1,000	1,000	0.4%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	3,077	1.3%

				7,501	10,577	4.4%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/16)	5,048	5,048	4,783	2.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)		3,278	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)		2,365	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,107 shares)		33	-	0.0%

				10,724	4,783	2.0%

Print Direction, Inc.	Printing Services	Senior Secured Term Debt (15% Cash, Due 2/24/19)	14,000	14,000	14,000	5.8%

Print Direction, Inc.	Printing Services	Common Stock (19,363 shares)		2,990	4,141	1.7%

Print Direction, Inc.	Printing Services	Common Stock Warrants (3% fully diluted)		-	183	0.1%

				16,990	18,324	7.6%

Sub Total Control investments				$67,440	$72,062	30.0%

TOTAL INVESTMENTS -199.4%				$441,155	$480,337	199.4%

(1)	The maturity date of the original investment has been extended.
(2)	Non-Accrual Investment.
(3)	PIK Non-Accrual Investment.
(4)	All debt investments are income producing. Equity and warrant investments are non-income producing, unless otherwise noted.
(5)	Percentages are based on net assets of $240,837 as of December 31, 2014.
(6)	The equity investment is income producing, based on rate disclosed.
(7)	The equity investment has an exercisable put option.
(8)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.
(9)	The investment has a $0.6 million unfunded commitment.
(10)	The investment has a $10.0 million unfunded commitment.
(11)	The Company is currently paying 17% cash rate due to covenant non-compliance.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became the Company’s wholly-owned subsidiaries. Fund II and Fund III retained their SBIC licenses and continue to hold their existing investments and continue to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. As of June 30, 2015, the Company had 16,262,391 shares of common stock outstanding.

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

The Company is considered an investment company as defined in ASC Topic 946 – Financial Services – Investment Companies. Accordingly, the required disclosures as outlined in the Accounting Standards Update are included in the Company’s consolidated financial statements.

Use of Estimates in the Preparation of Financial Statements

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions and conditions. The most significant estimates in the preparation of the consolidated financial statements are investment valuation, revenue recognition, and income taxes.

Consolidation

As provided under Regulation S-X and ASC Topic 946 – Financial Services – Investment Companies, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned subsidiaries in its consolidated financial statements. The Company does not consolidate its interests in Capitala Senior Liquid Loan Fund I, LLC (“CSLLF”) and CION/Capitala Senior Liquid Loan Fund I, LLC (“CCSLLF”) because the entities are not considered substantially wholly owned investment company subsidiaries. Further, CSLLF and CCSLLF are joint ventures for which shared power exists relating to the decisions that most significantly impact the economic performance of the entities. See Note 4 for further description of the Company’s investments in CSLLF and CCSLLF.

The Company’s financial position as of June 30, 2015 is presented on a consolidated basis. The effects of all intercompany transactions between the Company and its consolidated subsidiaries (Fund II, Fund III, and the Florida Sidecar) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

In estimating fair value of portfolio investments, the Company starts with the cost basis of the investment, which includes original issue discount or premium and payment-in-kind income, if any. The transaction price is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected fair values.

As a practical expedient, the Company uses the net asset value (“NAV”) as the fair value of CSLLF and CCSLLF. CSLLF and CCSLLF record its underlying investments at fair value on a daily basis utilizing pricing information from third-party sources. Management may perform model-based analytical valuations in instances where an investment is considered illiquid or for which pricing is not available from third-party sources.

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

Asset Approach

The asset approach values an investment based on the greater of the enterprise value or the underlying collateral securing the investment. See discussion of determining enterprise value above. This approach is used when the investment is not performing in accordance with its contractual terms or when the Company has reason to believe that it will not collect all principal and interest in accordance with the contractual terms of the debt agreement.

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income and paid-in-kind interest income: Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company has debt investments in the portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, which represents contractually deferred interest added to the debt investment balance that is generally due at maturity, is recorded on the accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due.

Non-accrual investments: Generally, when interest and/or principal payments on a loan become 90 days or more past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status, and will generally cease recognizing interest income and PIK interest on that loan for financial reporting purposes. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. The company may elect to cease accruing PIK and continue accruing interest income in cases where a loan is currently paying its interest income but, in management’s judgment, there is a reasonable likelihood of principal loss on the loan. Non-accrual loans are returned to accrual status when the borrower’s financial condition improves such that management believes current interest and principal payments are expected to be collected.

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

Original issue discount/premiums: Discounts/premiums received to par on loans purchased on the secondary market are capitalized and accreted or amortized into income over the life of the loan. Any remaining discount/premium is accreted or amortized into income upon prepayment of the loan.

Other income: Origination, amendment, consent, closing and/or commitment fees associated with investments in portfolio companies are recognized as income when the investment transaction closes. Prepayment penalties received by the Company for debt instruments repaid prior to maturity date are recorded as income upon receipt.

General and Administrative Expenses

General and administrative expenses are accrued as incurred. The Company’s administrative expenses include personnel and overheard expenses allocable to the Company under the Administration Agreement paid by and reimbursable to the Administrator. Other operating expenses such as legal and audit fees, director fees, director and officer insurance, and other expenses are generally paid directly by the Company.

Deferred Financing Fees

Costs incurred to issue the Company’s debt obligations are capitalized and are amortized over the term of the debt agreements under the effective interest method.

Commitments and Contingencies

As of June 30, 2015 and December 31, 2014, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $6.6 million and $10.6 million, respectively. As of June 30, 2015 and December 31, 2014, the Company also had unfunded commitments related to its equity investment in Capitala Senior Liquid Loan Fund I, LLC of $4.8 million and $0.0 million, respectively. As of June 30, 2015 and December 31, 2014, the Company also had unfunded commitments related to its equity investment in CION/Capitala Senior Liquid Loan Fund I, LLC of $10.0 million and $0.0 million, respectively.

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management believes that the likelihood of such an event is remote.

In the ordinary course of business, the Company may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Company or result in direct losses to the Company. In management’s opinion, no direct losses with respect to litigation contingencies were probable of occurring as of June 30, 2015 and December 31, 2014. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operations or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.

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

ASC Topic 740,  Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of June 30, 2015 and December 31, 2014, there were no uncertain tax positions.

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

The Company’s activities since commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three and six months ended June 30, 2015 and June 30, 2014. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations.

Dividends

Dividends to common stockholders are recorded as payable on the declaration date. The amount to be paid out as a dividend is approved by the Board. Net capital gains, if any, are generally distributed at least annually, although we may decide to retain such capital gains for reinvestment.

The company has adopted an “opt out” dividend reinvestment plan for common stockholders. As a result, if the Company declares a cash dividend or other distribution, each stockholder that has not “opted out” of the dividend reinvestment plan will have its dividends automatically reinvested in additional shares of the Company’s common stock rather than receiving cash dividends. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions.

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

The value of the Company’s debt investments may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as our borrowers, and those for which market yields are observable increase materially.

The Investment Advisor may attempt to minimize this risk by maintaining low debt-to-liquidation values with each debt investment and the collateral underlying the debt investment.

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

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820) – Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share. ASU 2015-07 permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment and provides guidance on required disclosures for such investments. The standard is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and early adoption is permitted. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

Note 4. Investments

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through our subsidiaries that are licensed by the SBA under the SBIC Act, we offer customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. We invest primarily in traditional mezzanine, senior subordinated and unitranche debt, as well as senior and second-lien loans and, to a lesser extent, equity securities issued by smaller and lower middle-market companies. As of June 30, 2015, our portfolio consisted of investments in 60 portfolio companies with a fair value of approximately $565.3 million.

During the three months ended June 30, 2015, the Company made approximately $102.8 million of investments and had approximately $57.4 million in repayments resulting in net investments of approximately $45.4 million for the period. During the three months ended June 30, 2014, the Company made approximately $22.6 million of investments and had approximately $9.4 million in repayments resulting in net investments of approximately $13.2 million for the period.

During the six months ended June 30, 2015, the Company made approximately $170.0 million of investments and had approximately $91.9 million in repayments resulting in net investments of approximately $78.1 million for the period. During the six months ended June 30, 2014, the Company made approximately $63.6 million of investments and had approximately $20.2 million in repayments resulting in net investments of approximately $43.4 million for the period.

During the three and six months ended June 30, 2015, the Company funded $5.2 million and $19.4 million, respectively, of previous committed capital to existing portfolio companies. During the three and six months ended June 30, 2014, all investments were made to portfolio companies in which the Company was not previously obligated to provide financial support. During the six months ended June 30, 2015 and 2014, the Company funded $150.6 million and $63.6 million, respectively, of investments in new and existing portfolio companies for which it was not previously committed to provide the financial support. In addition to investing directly in portfolio companies, the Company may assist portfolio companies in securing financing from other sources by introducing portfolio companies to sponsors or by leading a syndicate of investors to provide the portfolio companies with financing. During the six month periods ended June 30, 2015 and June 30, 2014, the Company did not lead any syndicates. During the six month period ended June 30, 2015 the Company did not assist any portfolio companies in obtaining indirect financing. During the six months ended June 30, 2014, the Company helped Print Direction, Inc. obtain a $3.5 million senior revolving credit facility.

The composition of our investments as of June 30, 2015, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$204,237	37.4%	$204,242	36.1%
Subordinated Debt	272,563	49.8	262,998	46.5
Equity and Warrants	54,634	10.0	82,818	14.7
Capitala Senior Liquid Loan Fund I, LLC	15,200	2.8	15,256	2.7
Total	$546,634	100.0%	$565,314	100.0%

The composition of our investments as of December 31, 2014, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$146,399	33.2%	$146,314	30.5%
Subordinated Debt	231,901	52.6	222,300	46.3
Equity and Warrants	62,855	14.2	111,723	23.2
Total	$441,155	100.0%	$480,337	100.0%

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

In estimating fair value of portfolio investments, the Company starts with the cost basis of the investment, which includes original issue discount or premium and payment-in-kind income, if any. The transaction price is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected fair values.

The following table presents fair value measurements of investments, by major class, as of June 30, 2015 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Debt	$—	$—	$204,242	$204,242
Subordinated Debt	—	—	262,998	262,998
Equity and Warrants (1)	3,048	—	79,770	82,818
Total	$3,048	$—	$547,010	$550,058

(1)	Excludes $15.3 million fair value associated with our investment in CSLLF, measured using net asset value. Because the Company’s investment in CSLLF is not redeemable, CSLLF is considered a Level 3 measurement.

The following table presents fair value measurements of investments, by major class, as of December 31, 2014 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Debt	$—	$—	$146,314	$146,314
Subordinated Debt	—	—	222,300	222,300
Equity and Warrants	10,920	—	100,803	111,723
Total	$10,920	$—	$469,417	$480,337

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2015 (dollars in thousands):

	Senior Secured Debt	Subordinated Debt	Equity and Warrants (1)	Total
Balance as of January 1, 2015	$146,314	$222,300	$100,803	$469,417
Repayments	(3,743)	(46,497)	(28,708)	(78,948)
Purchases	60,511	89,731	4,566	154,808
Payment in-kind interest and dividends	941	641	378	1,960
Accretion of original issue discount	128	137	—	265
Realized gain/(loss) from investments	—	(3,350)	17,563	14,213
Increase/(decrease) in net unrealized appreciation	91	36	(14,832)	(14,705)
Balance as of June 30, 2015	$204,242	$262,998	$79,770	$547,010

(1)	Excludes investment activity and fair value associated with our investment in CSLLF. During the six months ended June 30, 2015, the Company invested $15.2 million in CSLLF and had $0.1 million in appreciation related to underlying earnings generated by CSLLF.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2014 (dollars in thousands):

	Senior Secured Debt	Subordinated Debt	Equity and Warrants	Total
Balance as of January 1, 2014	$102,071	$133,710	$128,938	$364,719
Change in classification due to restructure	(14,073)	14,073	—	—
Repayments	(9,401)	(9,100)	(1,659)	(20,160)
Purchases	49,657	11,159	2,768	63,584
Payment in-kind interest and dividends	404	642	288	1,334
Accretion of original issue discount	7	—	—	7
Realized gain from investments	—	55	1,627	1,682
Increase/(decrease) in net unrealized appreciation	248	1,144	(6,999)	(5,607)
Balance as of June 30, 2014	$128,913	$151,683	$124,963	$405,559

The net change in unrealized appreciation on investments held as of June 30, 2015 was $2.0 million and is included in net unrealized appreciation/(depreciation) on investments in the consolidated statements of operations for the six months ended June 30, 2015. The net change in unrealized depreciation on investments held as of June 30, 2014 was $(5.6) million and is included in net unrealized appreciation/(depreciation) on investments in the consolidated statements of operations for the six months ended June 30, 2014.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of June 30, 2015 were as follows:

	Fair Value	Valuation Approach	Level 3 Input	Range of Inputs	Weighted Average

Subordinated debt and second lien notes	$232.6 million	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	9.3% - 30.0% 1.7x – 12.9x $1.6 million-$218.8 million	13.2% 4.2x $43.9 million

Subordinated debt and second lien notes	$30.4 million	Enterprise Value Waterfall and Asset (1)	Adjusted EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	3.3x – 5.8x $1.8 million - $2.0 million 0.4x- 2.5x $17.4 million - $38.6 million	4.4x $1.9 million 1.6x $26.5 million

Senior debt and first lien notes	$189.0 million	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	8.0% - 50.0% 0.2x – 8.7x $1.0 million- $137.6 million	13.7% 3.7x $28.4 million

Senior debt and first lien notes	$15.2 million	Enterprise Value Waterfall and Asset (1)	Revenue Multiple Revenue	2.5x – 2.5x $18.9 million- $18.9 million	2.5x $18.9 million

Equity shares and warrants (2)	$79.8 million	Enterprise Value Waterfall	Adjusted EBITDA Multiple Adjusted EBITDA	4.0x – 10.5x $1.8 million -$280.9 million	7.1x $36.7 million

(1)	$16.2 million in subordinated notes and $14.8 million senior notes were valued using the asset approach.

(2)	Excludes our $15.3 million investment in CSLLF, measured at NAV.

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

Capitala Senior Liquid Loan Fund I, LLC

On March 24, 2015, Capitala and Trinity Universal Insurance Company (“Trinity”), a subsidiary of Kemper Corporation (“Kemper”), entered into a limited liability company agreement to co-manage Capitala Senior Liquid Loan Fund I, LLC (“CSLLF”). The purpose and design of the joint venture is to invest primarily in broadly syndicated senior secured loans to larger middle market companies, which will be purchased on the secondary market. Capitala and Trinity have committed to provide $25.0 million of equity to CSLLF, with Capitala providing $20.0 million and Trinity providing $5.0 million, resulting in an 80/20% ownership between the two parties. As of June 30, 2015, $15.2 million and $3.8 million in capital had been contributed by Capitala and Trinity, respectively. The Company’s investment in CSLLF is not redeemable; as such, the fair value of CSLLF is classified as a Level 3 measurement.

On March 27, 2015, CSLLF entered into a total return swap (“TRS”) with Bank of America, N.A. (“Bank of America”) that is indexed to a basket of senior secured loans purchased by CSLLF. CSLLF will obtain the economic benefit of the loans underlying the TRS, including the net interest spread between the interest income generated by the underlying loans and the interest type payment under the TRS, the realized gain/(loss) on liquidated loans, and the unrealized appreciation/(depreciation) on the underlying loans.

The terms of the TRS are governed by an ISDA 2002 Master Agreement, the Schedule thereto and Credit Support Annex to such Schedule, and the confirmation exchanged thereunder, between CSLLF and Bank of America., which collectively establish the TRS, and are collectively referred to herein as the “TRS Agreement”. Pursuant to the terms of the TRS Agreement, CSLLF may select a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $100,000,000, which is also referred to as the maximum notional amount of the TRS. Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement. CSLLF receives from Bank of America, a periodic payment on set dates that is based upon any coupons, both earned and accrued, generated by the loans underlying the TRS, subject to limitations described in the TRS Agreement as well as any fees associated with the loans included in the portfolio. CSLLF pays to Bank of America interest at a rate equal to LIBOR plus 1.25% per annum; the LIBOR option paid by CSLLF is determined on an asset by asset basis such that the tenor of the LIBOR option (1 month, 3 month, etc.) matches the tenor of the underlying reference asset. In addition, upon the termination of any loan subject to the TRS or any repayment of the underlying reference asset, CSLLF either receives from Bank of America, the appreciation in the value of such loan, or pays to Bank of America any depreciation in the value of such loan.

CSLLF is required to pay a unused facility fee of 1.25% on any amount of unused facility under the minimum facility amount of $70,000,000 as outlined in the TRS agreement. Such unused facility fee will not apply during the first 4 months and last 60 days of the term of the TRS. CSLLF will also pay Bank of America customary fees and expenses in connection with the establishment and maintenance of the TRS.

CSLLF is required to initially cash collateralize a specified percentage of each loan (generally 20% to 35% of the market value of senior secured loans) included under the TRS in accordance with margin requirements described in the TRS Agreement. As of June 30, 2015, CSLLF has posted $9.9 million in collateral to Bank of America in relation to the TRS which is recorded on CSLLF’s statements of assets and liabilities as cash held as collateral on total return swap. CSLLF may be required to post additional collateral as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The $9.9 million in cash collateral represents CSLLF’s maximum credit exposure as of June 30, 2015.

In connection with the TRS, CSLLF has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions governed by an ISDA 2002 Master Agreement. As of June 30, 2015, CSLLF is not in default with regards to any covenants or requirements of the TRS.

CSLLF’s receivable due on total return swap represents realized amounts from payments on underlying loans in the total return swap portfolio. At June 30, 2015, the receivable due on total return swap was $0.04 million and is recorded on CSLLF’s statements of assets and liabilities below. CSLLF does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the statements of assets and liabilities as of June 30, 2015.

Transactions in TRS contracts during the three months and six months ended June 30, 2015 resulted in $0.1 million in realized gains and $0.1 million in unrealized appreciation, which is recorded on CSLLF’s statements of operations below.

CSLLF only held one derivative position as of the three and six months ended June 30, 2015 and the derivative held is subject to a netting arrangement. The following table represents CSLLF’s gross and net amounts after offset under Master Agreements (“MA”) of the derivative assets and liabilities presented by derivative type net of the related collateral pledged by the CSLLF as of June 30, 2015 (dollars in thousands):

	Gross Derivative Assets/(Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Consolidated Statements of Assets and Liabilities	Cash Collateral Received	Net Amount of Derivative Assets/(Liabilities)
June 30, 2015
Total Return Swap(1)	$93	$—	$93	$—	$93

(1)	Cash was posted for initial margin requirements for the total return swap as of June 30, 2015 and is reported on CSLLF’s statements of assets and liabilities as cash collateral on total return swap.

The following represents the volume of the CSLLF’s derivative transactions during the three and six months ended June 30, 2015 (dollars in thousands):

	For the three months ended June 30,	For the six months ended June 30,
	2015	2015 (1)
Average notional par amount of contract	$22,516	$21,568

(1)	Average calculated from period of TRS inception, March 27 to June 30, 2015.

The following is a summary of the TRS reference assets as of June 30, 2015 (dollars in thousands):

Capitala Senior Liquid Loan Fund I, LLC Loan Portfolio as of June 30, 2015

Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate (2)	Principal	Initial Notional Cost (3)	Fair Value (1)	Unrealized Gain/(Loss)
21st Century Oncology, Inc.	Healthcare, Education and Childcare	Senior Loan	April, 2022	Libor + 5.5%, 1% floor	2,000	1,980	1,970	(10)
ABG Intermediate Holdings 2, LLC (4)	Textiles and Leather	Senior Loan	May, 2021	Libor + 4.5%, 1% floor	1,996	1,976	1,987	11
American Rock Salt Company, LLC	Mining, Steel, Iron and Non Precious Metals	Senior Loan	May, 2021	Libor + 3.75%, 1% floor	1,995	1,995	1,985	(10)
Anchor Glass Container Corp (4)	Containers, Packaging and Glass	Senior Loan	June, 2022	Libor + 3.75%, 1% floor	500	498	500	2
Aspen Dental Management, Inc.	Healthcare, Education and Childcare	Senior Loan	April, 2022	Libor + 4.5%, 1% floor	1,500	1,493	1,504	11
Bass Pro Group, LLC	Retail Stores	Senior Loan	June, 2020	Libor + 3.25%, .75% floor	998	995	996	1
Bioplan USA, Inc. (4)	Diversified/Conglomerate Service	Senior Loan	September, 2021	Libor + 4.75%, 1% floor	998	848	850	2
Blue Coat Systems, Inc.	Electronics	Senior Loan	May, 2022	Libor + 3.5%, 1% floor	2,000	2,000	1,994	(6)
Brock Holdings III, Inc. (4)	Buildings and Real Estate	Senior Loan	March, 2017	Libor + 4.5%, 1% floor	1,500	1,493	1,491	(2)
CDS U.S. Intermediate Holdings, Inc. (4)	Leisure, Amusement, Entertainment	Senior Loan	July, 2022	Libor + 4.25%, 1% floor	1,000	998	999	1
Communications Sales & Leasing, Inc.	Finance	Senior Loan	October, 2022	Libor + 4.0%, 1% floor	2,000	1,960	1,960	-
Concordia Healthcare Corp	Healthcare, Education and Childcare	Senior Loan	April, 2022	Libor + 3.75%, 1% floor	1,500	1,492	1,503	11
Convatec Healthcare E S.A.	Healthcare, Education and Childcare	Senior Loan	June, 2020	Libor + 3.25%, 1% floor	2,000	1,998	1,998	-
Emerging Markets Communications, LLC (4)	Telecommunications	Senior Loan	June, 2021	Libor + 4.25%, 1% floor	2,500	2,462	2,419	(43)
Eresearch Technology, Inc.	Healthcare, Education and Childcare	Senior Loan	May, 2022	Libor + 4.5%, 1% floor	2,500	2,487	2,491	4
Genoa Healthcare Group, LLC	Healthcare, Education and Childcare	Senior Loan	May, 2022	Libor + 3.5%, 1% floor	2,000	1,990	1,997	7
Infiltrator Systems, Inc. (4)	Containers, Packaging and Glass	Senior Loan	May, 2022	Libor + 4.25%, 1% floor	1,000	995	1,005	10
Informatica Corporation (4)	Electronics	Senior Loan	June, 2022	Libor + 3.5%, 1% floor	2,500	2,495	2,494	(1)
Integra Telecom, Inc.	Telecommunications	Senior Loan	February, 2020	Libor + 4.25%, 1% floor	2,992	2,977	2,972	(5)
JILL Holdings, LLC	Retail Stores	Senior Loan	May, 2020	Libor + 5.0%, 1% floor	2,000	1,990	1,992	2
LS Deco, LLC (4)	Buildings and Real Estate	Senior Loan	May, 2022	Libor + 4.5%, 1% floor	2,000	1,980	2,007	27
LTF Merger Sub, Inc. (4)	Leisure, Amusement, Entertainment	Senior Loan	June, 2022	Libor + 3.25%, 1% floor	1,500	1,495	1,488	(7)
Minerals Technologies, Inc. (4)	Diversified Natural Resources, Precious Metals and Minerals	Senior Loan	May, 2021	Libor + 3.0%, .75% floor	1,500	1,500	1,498	(2)
Mitel Networks Corp	Telecommunications	Senior Loan	April, 2022	Libor + 4.0%, 1% floor	3,000	2,970	3,015	45
MJ Acquisition Corp (4)	Healthcare, Education and Childcare	Senior Loan	April, 2022	Libor + 3.0%, 1% floor	1,000	998	998	-
Mohegan Tribal Gaming Authority	Leisure, Amusement, Entertainment	Senior Loan	November, 2019	Libor + 4.5%, 1% floor	1,995	1,992	1,982	(10)
Navios Maritime Midstream Partners, LP (4)	Cargo Transport	Senior Loan	June, 2020	Libor + 4.5%, 1% floor	2,000	1,980	1,983	3
Novelis, Inc.	Mining, Steel, Iron and Non Precious Metals	Senior Loan	June, 2022	Libor + 3.25%, .75% floor	2,500	2,488	2,486	(2)
Penn Products Terminals, LLC	Cargo Transport	Senior Loan	April, 2022	Libor + 3.75%, 1% floor	748	744	750	6
Securus Technologies, Inc. (4)	Telecommunications	Senior Loan	April, 2020	Libor + 4.25%, 1% floor	2,000	1,980	1,968	(12)
Skillsoft Corporation (4)	Electronics	Senior Loan	April, 2021	Libor + 4.75%, 1% floor	2,000	1,980	1,965	(15)
Sterigenics-Nordion Holdings, LLC	Healthcare, Education and Childcare	Senior Loan	May, 2022	Libor + 4.5%, 1% floor	2,000	1,995	1,995	-
STG-Fairway Acquisitions, Inc (4)	Diversified/Conglomerate Service	Senior Loan	June, 2022	Libor + 5.25%, 1% floor	3,000	2,955	2,955	-
Tekni-Plex Incorporated (4)	Containers, Packaging and Glass	Senior Loan	April, 2022	Libor + 3.5%, 1% floor	2,500	2,487	2,500	13
Touchtunes Music Corp	Electronics	Senior Loan	May, 2022	Libor + 4.75%, 1% floor	1,500	1,492	1,499	7
TWCC Holding Corp (4)	Broadcasting & Entertainment	Senior Loan	February, 2020	Libor + 5.0%, .75% floor	1,995	1,975	1,966	(9)
Zep, Inc. (4)	Personal and Non Durable Consumer Products	Senior Loan	June, 2022	Libor + 4.75%, 1% floor	1,000	995	1,001	$6
					67,717	67,128	67,163	35
Total Accrued Interest, net of expenses								$58
Total unrealized appreciation on TRS								$93

(1) Represents the fair value determined in accordance with ASC Topic 820.

(2) All interest is payable in cash

(3) Represents the initial amount of par on the investment in which the TRS is referenced

(4) The referenced asset is unsettled as of June 30, 2015

Below is certain summarized financial information for CSLLF as of June 30, 2015 and December 31, 2015 and for the three and six months ended June 30, 2015 (dollars in thousands):

Selected Statements of Assets and Liabilities Information (unaudited):

	As of
	June 30, 2015	December 31, 2014

Unrealized appreciation on Total Return Swap	$93	$-
Cash held as collateral on Total Return Swap	9,884	-
Non-collateral cash and cash equivalents	9,062	-
Receivable due on Total Return Swap	42	-
Other assets	1	-
Total assets	$19,082	$-

Accrued Expenses	$12	$-
Total Liabilities	$12	$-
Members Equity	$19,070	$-
Total liabilities and net assets	$19,082	$-

Selected Statement of Operations Information (unaudited):

	For the three months ended June 30		For the six months ended June 30
	2015	2014	2015	2014

Administrative and Legal Expenses	80	-	80	-
Net Operating Loss	$(80)	$-	$(80)	$-
Net realized gain on Total Return Swap	57		57
Net unrealized appreciation on Total Return Swap	93	-	93	-
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$70	$-	$70	$-

CION/Capitala Senior Liquid Loan Fund I, LLC

On June 24, 2015, the Company formed a joint venture with CION Investment Corporation (“CION”), to create CION/Capitala Senior Liquid Loan Fund I, LLC (“CCSLLF”). The joint venture is expected to invest primarily in senior secured loans to broadly syndicated and larger middle-market companies.

The Company and CION have committed to provide an aggregate of $50 million of equity to the joint venture, with the Company providing $10 million and CION providing $40 million. In addition, CCSLLF is in negotiations to obtain third party asset-level financing. As of June 30, 2015, neither the Company nor CION have made an initial capital call to CCSLLF. As such, CCSLLF generated no net income for the three and six month periods ended June 30, 2015 and holds no assets as of June 30, 2015. The Company and CION intend to begin funding the portfolio with new investments during the third quarter of 2015.

As a practical expedient, the Company will use NAV to value its investment in CCSLLF. Because our investment in CCSLLF is not redeemable without restriction, the fair value of CCSLLF will be classified as a level 3 measurement.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2015, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
SBA debentures	$192,200	$194,441	$—	$—	$194,441
Notes	113,438	116,660	116,660	—	—
Total	305,638	$311,101	$116,660	$—	$194,441

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2014, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
SBA debentures	$192,200	$191,947	$—	$—	$191,947
Notes	113,438	115,479	115,479	—	—
Total	305,638	$307,426	$115,479	$—	$191,947

The estimated fair value of the Company’s SBA debentures was based on future contractual cash payments discounted at market interest rates to borrow from the SBA as of the measurement date.

The estimated fair value of the Notes was based on the closing price as of the measurement date as the Notes are traded on the New York Stock Exchange under the ticker “CLA.”

Note 5. Agreements

On September 24, 2013, the Company entered into an initial investment advisory agreement (the “Investment Advisory Agreement”) with our Investment Advisor, which was initially approved by the Board of Directors of the Company on June 10, 2013. The Investment Advisory Agreement was re- approved by the Board of Directors of the Company on August 6, 2015. The initial term of the Investment Advisory Agreement is two years, with automatic, one-year renewals at the end of each year subject to certain approvals by our Board and/or our stockholders. Subject to the overall supervision of our Board, our Investment Advisor manages our day-to-day operations, and provides investment advisory and management services to us. Under the terms of our Investment Advisory Agreement, the Investment Advisor:

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

For the three months ended June 30, 2015 and 2014, we incurred $2.6 million and $2.3 million in base management fees, respectively. For the three months ended June 30, 2015 and 2014, our Investment Advisor waived fees of zero and $0.1 million, respectively. For the three months ended June 30, 2015 and 2014, we incurred $1.3 million and $1.4 million, respectively, in incentive fees related to pre-incentive fee net investment income.

For the six months ended June 30, 2015 and 2014, we incurred $5.0 million and $4.3 million in base management fees, respectively. For the six months ended June 30, 2015 and 2014, our Investment Advisor waived fees of zero and $0.2 million, respectively. For the six months ended June 30, 2015 and 2014, we incurred $2.5 million and $2.8 million, respectively, in incentive fees related to pre-incentive fee net investment income.

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

Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our chief financial officer, chief compliance officer and our allocable portion of the compensation of any administrative support staff. Under the Administration Agreement, our Administrator will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The Administration Agreement has an initial term of two years and may be renewed annually with the approval of our Board. On August 6, 2015, the Board approved the renewal of the Administration Agreement. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to our Administrator. Stockholder approval is not required to amend the Administration Agreement.

For the three and six months ended June 30, 2015, we paid our administrator $0.3 million and $0.6 million for our allocable portion of the Administrator’s overhead paid directly by and reimbursable to the Administrator. For the three and six months ended June 30, 2014, we paid our administrator $0.2 million and $0.5 million for our allocable portion of the Administrator’s overhead paid directly by and reimbursable to the Administrator.

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

Note 6. Related Party Transactions

At June 30, 2015 and December 31, 2014, the Company had the following receivables from (payables to) related parties relating to management fees, incentive fees, and reimbursable expenses (dollars in thousands):

	June 30, 2015	December 31, 2014
CapitalSouth Corporation	$252	$252
Shareholders/Limited Partners	—	205
Capitala Investment Advisors, LLC	(2,544)	(106)
Total	$(2,292)	$351

These amounts are reflected in the accompanying statements of financial position under the captions, “Due from related parties”, “Management and incentive fee payable” and “Due to related parties.”

At times, the Company maintains deposit accounts and certificates of deposit with financial institutions that are shareholders of the Company. Total deposits with these financial institutions were approximately $31 thousand at December 31, 2014. There were no related party deposits outstanding at June 30, 2015.

Note 7. Borrowings

SBA Debentures

The Company, through its two wholly-owned subsidiaries, uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of June 30, 2015, the Company has issued $192.2 million of SBA-guaranteed debentures. The Company has issued all SBA-guaranteed debentures that were permitted under each of the Legacy Funds’ respective SBIC licenses (as applicable), and there are no unused SBA debenture commitments remaining. SBA-guaranteed debentures are secured by a lien on all assets of Fund II and Fund III. As of June 30, 2015, Fund II and Fund III had total assets of approximately $373.4 million. On June 10, 2014, the Company received an exemptive order from the SEC exempting the Company, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. The Company intends to comply with the conditions of the order.

For the three months ended June 30, 2015 and June 30, 2014, the Company recorded $2.1 million and $2.1 million, respectively, of interest, annual charges, and financing expenses related to the SBA guaranteed debentures, of which $1.9 million and $1.9 million, respectively, was attributable to interest expense and annual charges, and $0.2 million and $0.2 million, respectively, was attributable to amortization of commitment and upfront fees. For the six months ended June 30, 2015 and June 30, 2014, the Company recorded $4.1 million and $4.3 million, respectively, of interest, annual charges, and financing expenses related to the SBA guaranteed debentures, of which $3.8 million and $3.9 million, respectively, was attributable to interest expense and annual charges, and $0.3 million and $0.4 million, respectively, was attributable to amortization of commitment and upfront fees. The weighted average interest rate for all SBA-guaranteed debentures as of June 30, 2015 and December 31, 2014 was 3.51% and 3.51%, respectively. In addition to the stated interest rate, the SBA also charges an annual fee on all SBA-guaranteed debentures issued, which is included in the Company’s interest expense. The weighted average annual fee for all SBA-guaranteed debentures as of June 30, 2015 and December 31, 2014 was 0.48% and 0.48%, respectively.

As of June 30, 2015 and December 31, 2014, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):

Fixed Maturity Date	Interest Rate	SBA Annual Charge	June 30, 2015	December 31, 2014
September 1, 2015	4.941%	0.871%	$8,000	$8,000
March 1, 2016	5.524%	0.871%	2,000	2,000
September 1, 2016	5.535%	0.941%	11,500	11,500
March 1, 2019	4.620%	0.941%	5,000	5,000
September 1, 2020	3.215%	0.285%	19,000	19,000
March 1, 2021	4.084%	0.515%	15,700	15,700
March 1, 2021	4.084%	0.285%	46,000	46,000
March 1, 2022	2.766%	0.285%	10,000	10,000
March 1, 2022	2.766%	0.515%	50,000	50,000
March 1, 2023	2.351%	0.515%	25,000	25,000
			$192,200	$192,200

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

For the three and six months ended June 30, 2015, the Company has recorded $2.0 million and $4.0 million of interest expense and $0.1 million and $0.3 million of amortization of deferred financing costs related to the Notes, respectively.

For the three and six months ended June 30, 2014, the Company has recorded $0.3 million of interest expense and $0.02 million of amortization of deferred financing costs related to the Notes, respectively.

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

On April 14, 2015, the Company repaid the full $25.0 million balance outstanding on the Credit Facility, which included $15.0 million drawn at March 31, 2015, $10.0 million drawn on April 2, 2015, and accrued interest to date. There are no borrowings outstanding as of June 30, 2015.

For the three months ended June 30, 2015, the Company recorded $28 thousand of interest expense, $0.2 million of amortization of deferred financing costs and $0.2 million of unused commitment fees related to the Credit Facility.

For the six months ended June 30, 2015, the Company recorded $36 thousand of interest expense, $0.4 million of amortization of deferred financing costs and $0.5 million of unused commitment fees related to the Credit Facility.

The Credit Facility is secured by investments and cash held by Capitala Finance Corp., exclusive of assets held at our two SBIC subsidiaries. Assets pledged to secure the Credit Facility were $237.9 million at June 30, 2015. As part of the terms of the Credit Facility, the Company may not make cash distributions with respect to any taxable year that exceed 110% (125% if the Company is not in default and its covered debt does not exceed 85% of the borrowing base) of the amounts required to be distributed to maintain eligibility as a RIC and to reduce the Company’s tax liability to zero for taxes imposed on its investment company taxable income and net capital gains.

Note 8. Directors Fees

Our independent directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting, and also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three and six months ended June 30, 2015, the Company recognized director fee expense of $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2014, the Company recognized director fee expense of $0.1 million and $0.2 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

Note 9. Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in three majority owned portfolio companies that are considered significant subsidiaries under the guidance in Regulation S-X, but are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each portfolio company, along with summarized financial information as of June 30, 2015 and December 31, 2014, and for the six month periods ended June 30, 2015 and June 30, 2014.

Print Direction, Inc.

Print Direction, Inc., incorporated in Georgia on May 11, 2006, is a professional printing services firm serving customers, particular fast food, retail, and other similar chains, throughout the United States. Print Direction, Inc. also provides warehousing and distribution services for these customers. The loss the Company generated from Print Direction, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized depreciation, was $(0.9) million for the six months ended June 30, 2015. The income the Company generated from Print Direction, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized depreciation, was $3.6 million for the six months ended June 30, 2014.

Navis Holdings, Inc.

Navis Holdings, Inc., incorporated in Delaware on December 21, 2010, designs and manufactures leading machinery for the global knit and woven finishing textile industries. The income the Company generated from Navis Holdings, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation, was $1.5 million and $2.8 million for the six months ended June 30, 2015 and June 30, 2014, respectively.

On-Site Fuel Service, Inc.

On-Site Fuel Service, Inc. is a 100% owned subsidiary of On-Site Fuel Holdings, Inc., which was incorporated in Delaware on December 19, 2011. On-Site Fuel Service, Inc. provides fueling services for commercial and government vehicle fleets throughout the southeast United States. The loss the Company generated from On-Site Fuel Service, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized depreciation, was $(0.2) million for the six months ended June 30, 2015. The loss the Company generated from On-Site Fuel Service, Inc. which includes all interest, dividends, PIK interest and dividends, fees, and unrealized depreciation was ($2.2) million for the six months ended June 30, 2014.

The summarized financial information of our unconsolidated subsidiaries is as follows (dollars in thousands):

	As of
Balance Sheet - Print Direction, Inc.	June 30, 2015	December 31, 2014
Current assets	$4,355	$5,055
Noncurrent assets	5,439	5,346
Total assets	$9,794	$10,401

Current liabilities	$2,915	$3,193
Noncurrent liabilities	14,580	14,510
Total liabilities	$17,495	$17,703

Total deficit	$(7,701)	$(7,302)

	Six Months Ended
Statements of Operations - Print Direction, Inc.	June 30, 2015	June 30, 2014
Net sales	$8,269	$11,748
Cost of goods sold	3,215	4,611
Gross profit	$5,054	$7,137

Other expenses	$5,752	$6,977
Income (loss) before income taxes	(698)	160
Income tax provision (benefit)	(293)	67
Net income (loss)	$(405)	$93

	As of
Balance Sheet - Navis Holdings, Inc.	June 30, 2015	December 31, 2014
Current assets	$5,293	$4,818
Noncurrent assets	4,351	5,002
Total assets	$9,644	$9,820

Current liabilities	$2,842	$3,179
Noncurrent liabilities	6,912	6,921
Total liabilities	$9,754	$10,100

Total deficit	$(110)	$(280)

	Six Months Ended
Statements of Operations - Navis Holdings, Inc.	June 30, 2015	June 30, 2014
Net sales	$7,697	$7,918
Cost of goods sold	4,839	4,691
Gross profit	$2,858	$3,227

Other expenses	$2,714	$2,427
Income before income taxes	144	800
Income tax provision	58	318
Net income	$86	$482

	As of
Balance Sheet - On-Site Fuel Service, Inc.	June 30, 2015	December 31,2014
Current assets	$11,056	$13,021
Noncurrent assets	18,228	18,464
Total assets	$29,284	$31,485

Current liabilities	$10,656	$12,439
Noncurrent liabilities	14,160	12,174
Total liabilities	$24,816	$24,613

Total equity	$4,468	$6,872

	Six Months Ended
Statements of Operations - On-Site Fuel Service, Inc.	June 30, 2015	June 30, 2014
Net sales	$59,692	$110,211
Cost of goods sold	57,728	104,868
Gross profit	$1,964	$5,343

Other expenses	$3,569	$6,247
Income (loss) before income taxes	(1,605)	(904)
Income tax provision (benefit)	—	—
Net loss	$(1,605)	$(904)

Note 10. Public Offering

On April 13, 2015, the Company completed an underwritten offering of 3,500,000 shares of its common stock at a public offering price of $18.32 per share. The total proceeds received in the offering net of underwriting discounts and offering costs were approximately $61.7 million.

Note 11. Earnings Per Share

In accordance with the provisions of ASC 260, Earnings per Share , basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2015, there were no dilutive shares.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended June 30, 2015 and June 30, 2014 (dollars in thousands except share and per share data):

	For the three months ended		For the six months ended
Basic and diluted	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net increase in net assets from operations	$4,942	$6,212	$14,809	$7,430
Weighted average common shares outstanding	15,957,926	12,974,420	14,474,446	12,974,420
Net increase in net assets per share from operations-basic and diluted	$0.31	$0.48	$1.02	$0.57

Note 12. Distributions

The Company’s distributions are recorded as payable on the date declared. Shareholders have the option to receive payment of the distribution in cash, shares of common stock, or a combination of cash and common stock.

The following table summarizes the Company’s distribution declarations for the six months ended June 30, 2015 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 2, 2015	January 22, 2015	January 29, 2015	$0.1567	$2,033	—	$—
January 2, 2015	February 20, 2015	February 26, 2015	0.1567	2,033	—	—
January 2, 2015	March 23, 2015	March 30, 2015	0.1567	1,994	2,139	38
February 26, 2015	March 23, 2015 (1)	March 30, 2015	0.05	635	683	12
February 26, 2015	April 23, 2015 (1)	April 29, 2015	0.05	824	—	—
February 26, 2015	May 21, 2015 (1)	May 28, 2015	0.05	808	998	16
February 26, 2015	June 22, 2015 (1)	June 29, 2015	0.05	793	1,361	20
February 26, 2015	July 23, 2015 (1)	July 30, 2015	0.05	—	—	—
February 26, 2015	August 21, 2015 (1)	August 28, 2015	0.05	—	—	—
February 26, 2015	September 23, 2015 (1)	September 29, 2015	0.05	—	—	—
February 26, 2015	October 23, 2015 (1)	October 29, 2015	0.05	—	—	—
February 26, 2015	November 20, 2015 (1)	November 27, 2015	0.05	—	—	—
February 26, 2015	December 22, 2015 (1)	December 30, 2015	0.05	—	—	—
April 1 , 2015	April 23, 2015	April 29, 2015	0.1567	2,581	—	—
April 1 , 2015	May 21, 2015	May 28, 2015	0.1567	2,529	3,126	52
April 1 , 2015	June 22, 2015	June 29, 2015	0.1567	2,483	4,266	63
Total distributions declared			$1.44	$16,713	12,573	$201

(1)	On February 26, 2015, the Company’s Board of Directors declared a special distribution of $0.50 per share of the Company’s common stock, to be paid monthly over the remainder of 2015.

The following table summarizes the Company’s distribution declarations for the six months ended June 30, 2014:

Date Declared	Record Date	Payment Date	Amount Per Share
February 27, 2014	March 14, 2014	March 26, 2014	$0.47
May 8, 2014	June 9, 2014	June 26, 2014	0.47
		Total Distributions Declared	$0.94

Note 13. Share Repurchase Program

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

During the six months ended June 30, 2015, the Company repurchased 224,602 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $3.9 million. Since the approval of the Plan, the Company has repurchased 224,602 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $3.9 million. As of June 30, 2015, none of these share repurchases were unsettled. The Company is incorporated in Maryland and under the law of the state, shares repurchased are considered retired (repurchased shares become authorized but unissued shares) rather than treasury stock. As a result, the cost of the stock repurchased is recorded as a reduction to capital in excess of par value on the consolidated statement of changes in net assets.

Note 14. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2015 and 2014 (dollars in thousands, except share and per share data):

	June 30, 2015	June 30, 2014
Per share data:
Net asset value at beginning of period	$18.56	$20.71
Net investment income(1)	0.70	0.87
Net realized gain on investments(1)	1.74	0.13
Net decrease in unrealized appreciation on investments(1)	(1.42)	(0.43)
Dividends declared from net investment income	(0.94)	(0.94)
Dividends declared from net realized gains	(0.50)	—
Issuance of common stock	(0.15)	—
Accretive impact of stock repurchase	0.02	—
Other(8)	(0.06)	—
Net asset value at end of period	$17.95	$20.34
Net assets at end of period	$291,865	$263,904
Shares outstanding at end of period	16,262,391	12,974,420
Per share market value at end of period	$15.60	$18.89
Total return based on market value(2)	(6.72)%	(0.32)%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(4)	7.95%	8.63%
Ratio of incentive fee to average net assets(4)	1.97%	2.16%
Ratio of debt related expenses to average net assets(4)	7.31%	3.49%
Ratio of other operating expenses, net of management fee waiver to average net assets(4)(7)	5.62%	4.64%
Ratio of total expenses to average net assets(4)	14.90%	10.29%
Portfolio turnover rate(3)	17.63%	5.21%
Average debt outstanding(5)	$307,876	$204,063
Average debt outstanding per common share	$18.93	$15.73
Asset coverage ratio per unit(6)	$3,573	$1,863

(1)	Based on daily weighted average balance of shares outstanding during the period.
(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(3)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value. Portfolio turnover rates that cover less than a full period are not annualized.
(4)	Ratios are annualized.
(5)	Based on daily weighted average balance of debt outstanding during the period.
(6)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtness not represented by senior securities, to the aggregate amount of senior securities representing indebtness. We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of June 30, 2015 pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtness. Including our unfunded commitments of $21.4 million as of June 30, 2015, our asset coverage ratio would be $3,005.
(7)	The ratio of waived management fees to average net assets was 0.15% for the six months ended June 30, 2014.
(8)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of June 30, 2015.

Distributions

On July 1, 2015, the Company’s Board of Directors declared normal monthly distributions for July, August, and September of 2015 as set forth below:

Date Declared	Record Date	Payment Date	Distributions per Share
July 1, 2015	July 23, 2015	July 30, 2015	$0.1567
July 1, 2015	August 21, 2015	August 28, 2015	$0.1567
July 1, 2015	September 23, 2015	September 29, 2015	$0.1567

Portfolio Activity

On July 13, 2015, the Company received $4.8 million in proceeds for liquidation of our investments in Southern Pump & Tank Company.

On July 24, 2015, the Company invested $8.0 million in subordinated debt of Vology, Inc. yielding 15% cash interest.

On July 31, 2015, the Company invested $27.0 million in senior secured term debt of Western Window Systems, LLC initially yielding 12.2% cash interest. The Company also invested $3.0 million in the common stock of Western Window Systems, LLC. The Company led syndication of this investment, which included a $5.0 million revolver and an $18.0 million first-out term loan.

On July 31, 2015, the Company funded its $6.0 million commitment to U.S. Well Services, LLC senior secured debt, yielding 12% interest.

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became the Fund’s wholly-owned subsidiaries. Fund II and Fund III retained their SBIC licenses, continue to hold their existing investments and continue to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. As of June 30, 2015, the Company had 16,262,391 shares of common stock outstanding.

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

Consolidation

As provided under Regulation S-X and ASC Topic 946 – Financial Services – Investment Companies , the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned subsidiaries in its consolidated financial statements. The Company does not consolidate its interests in Capitala Senior Liquid Loan Fund I, LLC (“CSLLF”) and CION/Capitala Senior Liquid Loan Fund I, LLC (“CCSLLF”) because the entities are not considered substantially wholly owned investment company subsidiaries. Further, CSLLF and CCSLLF are joint ventures for which shared power exists relating to the decisions that most significantly impact the economic performance of the entities. See Note 4 for description of the Company’s investments in CSLLF and CCSLLF.

The Company’s financial position as of June 30, 2015 is presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and the Florida Sidecar) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Valuation of Investments

The Company applies fair value accounting to all of its financial instruments in accordance with the 1940 Act and ASC Topic 820 - Fair Value Measurements and Disclosures .. ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 4 to our Consolidated Financial Statements.

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

As a practical expedient, the Company uses net asset value (“NAV”) as the fair value for CSLLF and CCSLLF. CSLLF and CCSLLF record their underlying investments at fair value on a daily basis utilizing pricing information from third-party sources. In the event pricing is not available or an investment is considered illiquid, management may perform model-based analytical valuations in instances where an investment is considered illiquid or for which pricing is not available from third-party sources

Valuation Techniques

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

Asset Approach

The asset approach values an investment based on the greater of the enterprise value or the underlying collateral securing the investment. See discussion of determining enterprise value above. This approach is used when the investment is not performing in accordance with its contractual terms or when the Company has reason to believe that it will not collect all principal and interest in accordance with the contractual terms of the debt agreement.

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

Non-accrual investments: Generally, when interest and/or principal payments on a loan become 90 days or more past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status, and will generally cease recognizing interest income and PIK interest on that loan for financial reporting purposes. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. The company may elect to cease accruing PIK and continue accruing interest income in cases where a loan is currently paying its interest income but, in management’s judgment, there is a reasonable likelihood of principal loss on the loan. Non-accrual loans are returned to accrual status when the borrower’s financial condition improves such that management believes current interest and principal payments are expected to be collected.

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

Original issue discount/premiums: Discounts/premiums received to par on loans purchased on the secondary market are capitalized and accreted or amortized into income over the life of the loan. Any remaining discount/premium is accreted or amortized into income upon prepayment of the loan.

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

ASC Topic 740, Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of June 30, 2015 and December 31, 2014, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of June 30, 2015 and December 31, 2014. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the six month periods ended June 30, 2015 and June 30, 2014. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations.

Portfolio and Investment Activity

As of June 30, 2015, our portfolio consisted of investments in 60 portfolio companies with a fair value of approximately $565.3 million.

During the three months ended June 30, 2015, we made approximately $102.8 million of investments and had approximately $57.4 million in repayments resulting in net investments of approximately $45.4 million for the period. During the three months ended June 30, 2014, we made approximately $22.6 million of investments and had approximately $9.4 million in repayments resulting in net investments of approximately $13.2 million for the period.

During the six months ended June 30, 2015, we made approximately $170.0 million of investments and had approximately $91.9 million in repayments resulting in net investments of approximately $78.1 million for the period. During the six months ended June 30, 2014, we made approximately $63.6 million of investments and had approximately $20.2 million in repayments resulting in net investments of approximately $43.4 million for the period.

 As of June 30, 2015, our debt investment portfolio, which represented 82.7% of our total portfolio, had a weighted average yield of approximately 12.0%. As of June 30, 2015, 73.8% of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2014, our debt investment portfolio, which represented 76.7% of our total portfolio, had a weighted average yield of approximately 12.5%. As of December 31, 2014, 79.0% of our debt investment portfolio was bearing a fixed rate of interest.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of June 30, 2015 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$204,237	34.8%	$204,242	33.8%
Subordinated Debt	272,563	46.5	262,998	43.5
Equity and Warrants	54,634	9.3	82,818	13.7
Capitala Senior Liquid Loan Fund I, LLC	15,200	2.6	15,256	2.5
Cash and Cash Equivalents	39,533	6.8	39,533	6.5
Total	$586,167	100.0%	$604,847	100.0%

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of December 31, 2014 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$146,399	29.5%	$146,314	27.3%
Subordinated Debt	231,901	46.7	222,300	41.5
Equity and Warrants	62,855	12.7	111,723	20.9
Cash and Cash Equivalents	55,107	11.1	55,107	10.3
Total	$496,262	100.0%	$535,444	100.0%

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	June 30, 2015		December 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Oil & Gas Services	$35,489	6.2%	$34,088	7.1%
Transportation	28,475	4.9	27,094	5.6
Financial Services	28,300	4.9	8,300	1.7
Consumer Electronics	28,300	4.9	—	—
IT Government Contracting	20,000	3.5	20,000	4.2
Food Product Manufacturer	18,997	3.4	19,126	4.0
Sales & Marketing Services	17,942	3.2	23,632	4.9
Printing Services	17,468	3.1	18,324	3.8
Footwear Retail	17,339	3.1	15,687	3.3
Medical Device Distributor	17,006	3.0	14,349	3.0
Bakery Supplies Distributor	16,244	2.9	16,297	3.4
Personal Product Manufacturer	16,000	2.8	16,241	3.4
Automobile Part Manufacturer	15,934	2.8	15,846	3.3
Investment Fund	15,256	2.7	—	—
Professional and Personal Digital Imaging	15,000	2.7	—	—
Home Décor Manufacturer	14,535	2.6	14,611	3.0
Oil & Gas Engineering and Consulting Services	14,196	2.5	14,547	3.0
Industrial Equipment Rental	13,449	2.4	13,212	2.8
Retail Display & Security Services	13,095	2.3	12,958	2.7
Construction Services	12,500	2.2	12,500	2.6
Healthcare Management	12,357	2.2	12,420	2.6
Bowling Products	11,976	2.1	—	—
Computer Supply Retail	11,669	2.1	11,984	2.5
Textile Equipment Manufacturer	11,466	2.0	10,577	2.2
Farming	11,068	2.0	—	—
Energy Services	10,825	1.9	10,573	2.2
Healthcare	10,000	1.8	—	—
Dental Practice Management	8,221	1.5	7,826	1.6
Data Processing & Digital Marketing	8,036	1.4	8,005	1.7
Conglomerate	7,244	1.3	7,179	1.5
Fuel Transportation Services	6,629	1.2	4,783	1.0
Specialty Clothing	6,250	1.1	5,723	1.2
Replacement Window Manufacturer	5,368	0.9	4,857	1.0
Produce Distribution	5,158	0.9	5,711	1.2
Crane Rental and Sales	5,038	0.9	—	—
Scrap Metal Recycler	4,927	0.9	4,927	1.0
Satellite Communications	4,925	0.9	—	—
Building Products	4,875	0.9	4,895	1.0
Industrial Specialty Services	4,863	0.9	—	—
Home Repair Parts Manufacturer	4,857	0.9	—	—
Retail	4,487	0.8	—	—
Petroleum Equipment Supplier	4,442	0.8	3,850	0.8
Automotive Chemicals & Lubricants	3,834	0.7	3,891	0.8
Advertising & Marketing Services	3,820	0.7	4,219	0.9
Industrial Manufacturing	3,546	0.6	3,510	0.7
Western Wear Retail	3,048	0.5	10,920	2.3
QSR Franchisor	2,587	0.5	2,506	0.5
Professional Employer Organization	2,197	0.4	2,700	0.6
Online Travel Sales & Marketing	1,750	0.3	1,750	0.4
Specialty Defense Contractor	1,577	0.3	1,850	0.4
Entertainment	985	0.2	—	—
In-Home Healthcare Services	910	0.2	624	0.1
Culinary Products	758	0.1	—	—
IT Hosting Services	96	0.0	480	0.1
QSR Franchisee	—	—	17,465	3.6
Wireless Communication Retailer	—	—	12,000	2.5
Restaurant Chain	—	—	9,738	2.0
Online Merchandise Retailer	—	—	4,804	1.0
Education Services	—	—	3,000	0.6
Home Product Manufacturer	—	—	758	0.2
Total	$565,314	100.0%	$480,337	100.0%

As of June 30, 2015, we had 5 portfolio companies within the energy sector, representing approximately 10.7% of the total investment portfolio, based on fair values. The June 30, 2015 fair values were approximately 85.8% of cost, compared to 89.5% at December 31, 2014.

At June 30, 2015, all energy related investments were current on interest payments. Management continues to closely monitor each of these investments, maintaining frequent dialogue with company management and, where appropriate, sponsors.

With the exception of an $8.3 million investment and a $1.0 million investment in internationally headquartered companies, all investments made by us as of June 30, 2015 and December 31, 2014 were made in portfolio companies located in the United States. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015		December 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$298,559	52.8%	$272,457	56.7%
Midwest	100,426	17.8	38,103	7.9
Northeast	93,573	16.6	86,411	18.0
West	63,471	11.2	75,066	15.7
International	9,285	1.6	8,300	1.7
Total	$565,314	100.0%	$480,337	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	As of June 30, 2015		As of December 31, 2014
Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$126,801	22.4%	$146,471	30.5%
2	343,125	60.7	271,864	56.6
3	83,108	14.7	55,325	11.5
4	12,280	2.2	6,677	1.4
5	—	—	—	—
Total	$565,314	100.0%	$480,337	100.0%

As of June 30, 2015, the Company had one debt investment on cash non-accrual status with an amortized cost of $17.9 million and a fair value of $10.5 million representing 3.3% and 1.9% of the investment portfolio, respectively. As of December 31, 2014, the Company had debt investments in one portfolio company on cash non-accrual status with an amortized cost of $3.4 million and a fair value of $0.0 million representing 0.8% and 0.0% of the investment portfolio, respectively.

As of June 30, 2015, the Company had one debt investment on PIK non-accrual status with an amortized cost of $8.1 million, and a fair value of $5.7 million, representing 1.5%, and 1.0% of the investment portfolio, respectively. As of December 31, 2014, the Company had debt investments in one portfolio company on PIK non-accrual status with an amortized cost of $13.1 million, and a fair value of $10.6 million, representing 3.0%, and 2.2% of the investment portfolio, respectively.

Results of Operations

Operating results for the three and six months ended June 30, 2015 and 2014 are as follows (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Total investment income	$15,084	$12,526	$29,125	$24,901
Total expenses, net	9,767	6,892	18,991	13,546
Net investment income	5,317	5,634	10,134	11,355
Net realized gain from investments	15,837	462	25,177	1,682
Net unrealized appreciation/(depreciation)	(16,212)	116	(20,502)	(5,607)
Net increase in net assets resulting from operations	$4,942	$6,212	$14,809	$7,430

Investment income

The composition of our investment income for the three months ended June 30, 2015 and 2014 was as follows (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest income	$11,821	$8,196	$23,497	$15,762
Fee Income	1,862	317	3,091	766
Payment-in-kind interest and dividend income	1,191	744	1,960	1,334
Dividend income	208	3,263	574	7,025
Interest from cash and cash equivalents	2	6	3	14
Total investment income	$15,084	$12,526	$29,125	$24,901

The income reported as interest income and payment-in-kind interest and dividend income is generally based on the stated rates as disclosed in the Company’s Schedule of Investments. Accretion/(Amortization) of discounts and premiums paid for purchased loans are included in interest income as an adjustment to yield. As a general rule, the Company’s interest income and payment-in-kind interest and dividend income is recurring in nature.

The Company also generates fee income primarily through origination fees charged for new investments, and secondarily via amendment fees, consent fees, prepayment penalties, and other fees. While the fee income is typically non-recurring for each investment, most of the Company’s new investments include an origination fee; as such, fee income is dependent upon the Company’s volume of deployments and to the fee structure associated with those deployments.

The Company earns dividends on certain equity investments within its investment portfolio. As noted in the Company’s Schedule of Investments, some investments are scheduled to pay a periodic dividend though these recurring dividends do not make up a significant portion of the Company’s total investment income. The Company may and has received more substantial one-time dividends from its equity investment as part of dividend recapitalizations.

For the three months ended June 30, 2015, total investment income increased $2.6 million, or 20.4% compared to the three months ended June 30, 2014. The increase from the prior period relates primarily to higher interest and PIK income from a growing investment portfolio and increase in fee income due to increase in deployments, offset by a decline in non-recurring dividend income.

For the six months ended June 30, 2015, total investment income increased $4.2 million, or 17.0% compared to the six months ended June 30, 2014. The increase from the prior period relates primarily to higher interest and PIK income from a growing investment portfolio and increase in fee income due to increase in deployments, offset by a decline in non-recurring dividend income.

Operating expenses

The composition of our expenses for the three months ended June 30, 2015 and June 30, 2014 was as follows (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest and financing fees	$4,681	$2,401	$9,317	$4,601
Management fees, net of management fee waiver	2,587	2,200	4,997	4,094
Incentive fees	1,329	1,408	2,510	2,838
General and administrative expenses	1,170	883	2,167	2,013
Total expenses	$9,767	$6,892	$18,991	$13,546

For the three months ended June 30, 2015, operating expenses increased $2.9 million, or 41.7%, compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, operating expenses increased $5.4 million, or 40.2%, compared to the six months ended June 30, 2014. The increase for both the three and six month periods was primarily due to interest and financing expense. Interest and financing expenses increased period over period due to the issuance of Notes in June of 2014 and the Credit Facility in October of 2014. Management fees increased over prior period due to growth in assets under management.

Net realized gains/losses on sales of investments

During the three and six months ended June 30, 2015, we recognized $15.8 million and $25.2 million, respectively, of net realized gains on our portfolio investments. During the three and six months ended June 30, 2014, we recognized $0.5 million and $1.7 million, respectively, of net realized gains on our portfolio investments. The Company recognized $14.8 million in realized gains on its two largest equity investments outstanding at March 31, 2015 (Corporate Visions, Inc. and Boot Barn Holdings, Inc.) during the second quarter and $9.3 million in realized gains on its largest equity investment outstanding at December 31, 2015 (KBP Investments, LLC.) during the first quarter, continuing to execute its rotation strategy out of equity and into interest yielding debt investments.

Net unrealized appreciation/depreciation on investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three months ended June 30, 2015, we had net unrealized depreciation of $(16.2) million on portfolio investments. During the three months ended June 30, 2015, we had $(15.7) million in net unrealized depreciation related to reversal of net unrealized appreciation on investments with net realized gains recognized during the period. For the six months ended June 30, 2015, we had net unrealized depreciation of $(20.5) million on portfolio investments. During the six months ended June 30, 2015, we had $(20.8) million in net unrealized depreciation related to reversal of net unrealized appreciation on investments with net realized gains recognized during the period.

For the three months ended June 30, 2014, we had a $0.1 million increase in unrealized appreciation on portfolio investments. For the six months ended June 30, 2014, we had $(5.6) million net unrealized depreciation on portfolio investments.

Changes in net assets resulting from operations

For the three and six months ended June 30, 2015, we recorded a net increase in net assets resulting from operations of $4.9 million and $14.8 million, respectively. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2015, our per share net increase in net assets resulting from operations was $0.31 and $1.02, respectively. For the three and six months ended June 30, 2014, we recorded a net increase in net assets resulting from operations of $6.2 million and $7.4 million, respectively. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2014 our per share net increase in net assets resulting from operations was $0.48 and $0.57, respectively.

Financial Condition, Liquidity and Capital Resources

The Company uses and intends to use existing cash primarily to originate investments in new and existing portfolio companies, pay dividends to our shareholders, and repay indebtedness.

On September 30, 2013, the Company issued 4,000,000 shares at $20.00 per share in its IPO, yielding net proceeds of $74.25 million.

Including the net proceeds from the Company’s IPO on September 30, 2013, the Company has raised approximately $329.4 million in net proceeds and credit availability in debt and equity offerings through June 30, 2015.

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

On January 6, 2015, the Company entered into an Incremental Assumption Agreement, (the “Incremental Assumption Agreement”), relating to the Credit Facility. The Incremental Assumption Agreement increased the amount of borrowings available under the Credit Facility from $50,000,000 to $80,000,000. The $30,000,000 increase in total commitments under the Credit Facility was executed under the “accordion” feature of the Credit Facility, which allows for an increase in total commitments under the Credit Facility up to $150,000,000. As of June 30, 2015, the Company had no outstanding balance and $80.0 million available on the Credit Facility.

On April 13, 2015, the Company completed an underwritten offering of 3,500,000 shares of its common stock at a public offering price of $18.32 per share. The total proceeds received in the offering net of underwriting discounts and offering costs were $61.7 million.

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

During the three and six months ended June 30, 2015, the Company repurchased 224,602 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $3.9 million. As of June 30, 2015, none of these share repurchases were unsettled. The Company is incorporated in Maryland and under the law of the state, shares repurchased are considered retired (repurchased shares become authorized but unissued shares) rather than treasury stock. As a result, the cost of the stock repurchased is recorded as a reduction to capital in excess of par value on the consolidated statement of changes in net assets.

As of June 30, 2015, Fund II had $26.2 million in regulatory capital and $42.2 million in SBA- guaranteed debentures outstanding and Fund III had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding. In addition to our existing SBA-guaranteed debentures, we may, if permitted by regulation, seek to issue additional SBA-guaranteed debentures as well as other forms of leverage and borrow funds to make investments. On June 10, 2014, we received an exemptive order from the SEC exempting us, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. We intend to comply with the conditions of the order.

As of June 30, 2015, we had $39.5 million in cash and cash equivalents, and our net assets totaled $291.9 million.

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

A summary of the Company’s significant contractual payment obligations as of June 30, 2015 is as follows (dollars in thousands):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
SBA-Guaranteed Debentures	$10,000	$11,500	$5,000	$165,700	$192,200
Note Obligations	—	—	—	113,438	113,438
Total Contractual Obligations	$10,000	$11,500	$5,000	$279,138	$305,638

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

The following table summarizes our distributions declared since the IPO through June 30, 2015:

Date Declared	Record Date	Payment Date	Amount Per Share
April 1, 2015	June 22, 2015	June 29, 2015	$0.1567
April 1, 2015	May 21, 2015	May 28, 2015	0.1567
April 1, 2015	April 23, 2015	April 29, 2015	0.1567
February 26, 2015	December 22, 2015	December 30, 2015	0.05
February 26, 2015	November 20, 2015	November 27, 2015	0.05
February 26, 2015	October 23, 2015	October 29, 2015	0.05
February 26, 2015	September 23, 2015	September 29, 2015	0.05
February 26, 2015	August 21, 2015	August 28, 2015	0.05
February 26, 2015	July 23, 2015	July 30, 2015	0.05
February 26, 2015	June 22, 2015	June 29, 2015	0.05
February 26, 2015	May 21, 2015	May 28, 2015	0.05
February 26, 2015	April 23, 2015	April 29, 2015	0.05
February 26, 2015	March 23, 2015	March 30, 2015	0.05
January 2, 2015	March 23, 2015	March 30, 2015	0.1567
January 2, 2015	February 20, 2015	February 26, 2015	0.1567
January 2, 2015	January 22, 2015	January 29, 2015	0.1567
		Total Distributions Declared	$1.44

Date Declared	Record Date	Payment Date	Amount Per Share
October 2, 2014	December 19, 2014	December 30, 2014	$0.1567
October 2, 2014	November 21, 2014	November 28, 2014	0.1567
October 2, 2014	October 22, 2014	October 30, 2014	0.1567

August 7, 2014	September 12, 2014	September 26, 2014	0.47

May 8, 2014	June 9, 2014	June 26, 2014	0.47

February 27, 2014	March 14, 2014	March 26, 2014	0.47
		Total Distributions Declared	$1.88

Date Declared	Record Date	Payment Date	Amount Per Share
November 11, 2013	December 10, 2013	December 30, 2013	$0.47
		Total Distributions Declared	$0.47

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

Recent Developments

Distributions

On July 1, 2015, the Company’s Board of Directors declared normal monthly distributions for July, August, and September of 2015 as set forth below:

Date Declared	Record Date	Payment Date	Distributions per Share
July 1, 2015	July 23, 2015	July 30, 2015	$0.1567
July 1, 2015	August 21, 2015	August 28, 2015	$0.1567
July 1, 2015	September 23, 2015	September 29, 2015	$0.1567

Portfolio Activity

On July 13, 2015, the Company received $4.8 million in proceeds for liquidation of our investments in Southern Pump & Tank Company.

On July 24, 2015, the Company invested $8.0 million in subordinated debt of Vology, Inc. yielding 15% cash interest.

On July 31, 2015, the Company invested $27.0 million in senior secured term debt of Western Window Systems, LLC initially yielding 12.2% cash interest. The Company also invested $3.0 million in the common stock of Western Window Systems, LLC. The Company led syndication of this investment, which included a $5.0 million revolver and an $18.0 million first-out term loan.

On July 31, 2015, the Company funded its $6.0 million commitment to U.S. Well Services, LLC senior secured debt, yielding 12% interest.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the six months ended June 30, 2015, we did not engage in hedging activities.

As of June 30, 2015, the Company held 15 securities at a cost of $123.3 million and a fair value of $122.6 million, bearing a variable rate of interest. The Company’s variable rate investments represent approximately 26.2% of the fair market value of total interest earning debt investments. All variable rate securities are London Interbank Offered Rate (“LIBOR”) based and are subject to interest rate floors. As of June 30, 2015, all variable rate securities were yielding interest at a rate equal to the established interest rate floor. As of June 30, 2015, the Company had no outstanding balance on its revolving credit facility which has a variable rate of interest at LIBOR + 300. As of June 30, 2015, all of our other interest paying liabilities, consisting of $192.2 million in SBA-guaranteed debentures and $113.4 million in notes payable, were bearing interest at a fixed rate.

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

Based on our June 30, 2015 consolidated statement of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands ):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$2,716	—	$2,716
Up 200 basis points	$1,446	—	$1,446
Up 100 basis points	$252	—	$252
Down 100 basis points	—	—	—
Down 200 basis points	—	—	—
Down 300 basis points	—	—	—

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2015, we issued 9,751 shares of common stock under our dividend reinvestment plan. The issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the quarter ended June 30, 2015 was approximately $151 thousand. Other than the shares issued under our dividend reinvestment plan during the quarter ended June 30, 2015, we did not sell any unregistered equity securities.

During the three and six months ended June 30, 2015, we repurchased 224,602 shares at a weighted average price of $17.29 resulting in $3.9 million paid during the three and six months ended June 30, 2015. The following table outlines repurchases of our common stock during the three and six months ended June 30, 2015:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
April 1, 2015 – June 30, 2015	224,602	$17.29	224,602	$8.1 million

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number	Description of Document
3.1	Articles of Amendment and Restatement (1)

3.2	Certificate of Limited Partnership of CapitalSouth Partners Fund II Limited Partnership (2)

3.3	Certificate of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P. (2)

3.4	Bylaws (1)

3.5	Form of Amended and Restated Limited Partnership Agreement of CapitalSouth Partners Fund II Limited Partnership (3)

3.6	Form of Amended and Restated Agreement of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P. (3)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Base Indenture (4)

4.3	Form of First Supplemental Indenture (4)

4.4	Form of Global Note (included as Exhibit A to the Form of First Supplemental Indenture) (4)

10.1	Form of Dividend Reinvestment Plan (1)

10.2	Form of Investment Advisory Agreement by and between Registrant and Capitala Investment Advisors, LLC (1)

10.3	Form of Custodian Agreement (1)

10.4	Form of Administration Agreement by and between Registrant and Capitala Advisors Corp. (1)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors (1)

10.6	Form of Trademark License Agreement by and between Registrant and Capitala Investment Advisors, LLC (1)

10.7	Form of Senior Secured Revolving Credit Agreement dated October 17, 2014, among Capitala Finance Corp., as Borrower, the lenders party thereto, and ING Capital LLC, as Administrative Agent, Arranger and Bookrunner (5)

10.8	Form of Guarantee, Pledge and Security Agreement dated October 17, 2014, among Capitala Finance Corp., as Borrower, the subsidiary guarantors party thereto, ING Capital LLC, as Revolving Administrative Agent for the Revolving Lenders and as Collateral Agent, and each Financing Agent and Designated Indebtedness Holder party thereto (5)

10.9	Form of Incremental Assumption Agreement, dated January 6, 2015, relating to the Senior Secured Revolving Credit Agreement, dated as of October 17, 2014, among Capitala Finance Corp., as borrower, the lenders from time to time party thereto, and ING Capital LLC, as administrative agent, arranger and bookrunner (6)

10.10	First Amended and Restated Limited Liability Company Agreement of Capitala Senior Liquid Loan Fund I, LLC, dated March 24, 2015 (7)

11.1	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Previously filed in connection with the Pre-Effective Amendment No. 1 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 9, 2013.

(2)	Previously filed in connection with Pre-Effective Amendment No. 2 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 16, 2013.

(3)	Previously filed in connection with Pre-Effective Amendment No. 5 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 24, 2013.

(4)	Previously filed in connection with Pre-Effective Amendment No. 2 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-193374) filed on May 21, 2014.

(5)	Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on October 21, 2014.

(6)	Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on January 8, 2015.

(7)	Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on March 24, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2015	By	/s/ Joseph B. Alala III
Joseph B. Alala III
Chief Executive Officer
(Principal Executive Officer)
Capitala Finance Corp.

Date: August 10, 2015	By	/s/ Stephen A. Arnall
Stephen A. Arnall
Chief Financial Officer
(Principal Financial and Accounting Officer)
Capitala Finance Corp.

