Form 10-Q
period 2015-09-30
Capitala Finance Corp.
filed 2015-11-09
CIK 1571329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2015

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

The number of shares of Capitala Finance Corp.’s common stock, $0.01 par value, outstanding as of November 6, 2015 was 15,765,233.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Capitala Finance Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of
	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS

Investments at fair value
Non-control/non-affiliate investments (amortized cost of $359,556 and $219,163, respectively)	$379,329	$236,804
Affiliate investments (amortized cost of $114,922 and $154,552, respectively)	134,317	171,471
Control investments (amortized cost of $78,850 and $67,440, respectively)	74,571	72,062
Total investments at fair value (amortized cost of $553,328 and $441,155, respectively)	588,217	480,337
Cash and cash equivalents	37,535	55,107
Interest and dividend receivable	5,923	3,113
Due from related parties	256	518
Deferred financing fees (net of accumulated amortization of $4,722 and $3,288, respectively)	9,227	10,002
Prepaid expenses	637	515
Other assets	522	274
Total assets	$642,317	$549,866

LIABILITIES
SBA debentures	$184,200	$192,200
Notes	113,438	113,438
Revolving Credit Facility	51,000	-
Distribution payable	2,384	-
Due to related parties	4	8
Management and incentive fee payable	3,246	159
Interest and financing fees payable	1,152	2,902
Accounts payable and accrued expenses	80	322
Total liabilities	$355,504	$309,029

Commitments and contingencies (Note 2)

NET ASSETS
Common stock, par value $.01, 100,000,000 common shares authorized, 15,895,580 and 12,974,420 common shares issued and outstanding, respectively	159	130
Additional paid in capital	240,808	188,408
Accumulated undistributed net investment income	8,902	12,314
Accumulated undistributed net realized gain from investments	2,055	803
Net unrealized appreciation on investments	34,889	39,182
Total net assets	286,813	240,837

Total liabilities and net assets	$642,317	$549,866

Net asset value per share	$18.04	$18.56

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2015	2014	2015	2014

INVESTMENT INCOME
Interest and fee income:
Non-control/Non-affiliate investments	$11,948	$4,104	$29,139	$10,170
Affiliate investments	2,675	4,790	9,347	12,415
Control investments	1,285	1,422	4,010	4,259
Total interest and fee income	15,908	10,316	42,496	26,844
Payment-in-kind interest and dividend income:
Non-control/Non-affiliate investments	758	202	1,447	626
Affiliate investments	612	334	1,263	956
Control investments	227	192	848	479
Total payment-in-kind interest and dividend income	1,597	728	3,558	2,061
Dividend income:
Non-control/Non-affiliate investments	154	152	462	1,666
Affiliate investments	29	29	86	745
Control investments	615	(61)	823	4,734
Total dividend income	798	120	1,371	7,145
Interest income from cash and cash equivalents	1	3	4	17
Total investment income	18,304	11,167	47,429	36,067

EXPENSES
Interest and financing expenses	4,809	4,268	14,126	8,870
Base management fee	2,781	2,536	7,778	6,830
Incentive fees	1,946	-	4,457	2,838
General and administrative expenses	981	857	3,148	2,870
Expenses before management fee waiver	10,517	7,661	29,509	21,408
Management fee waiver (See Note 5)	-	(38)	-	(238)
Total expenses net of management fee waiver	10,517	7,623	29,509	21,170

NET INVESTMENT INCOME	7,787	3,544	17,920	14,897

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	1,605	-	9,304	1,158
Affiliate investments	(12,847)	(3,055)	(5,750)	(2,704)
Control investments	(4,795)	-	5,586	173
Total realized gain (loss) from investments	(16,037)	(3,055)	9,140	(1,373)
Net unrealized appreciation/(depreciation) on investments	16,208	(178)	(4,293)	(5,784)
Net gain (loss) on investments	171	(3,233)	4,847	(7,157)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$7,958	$311	$22,767	$7,740

NET INCREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC AND DILUTED	$0.49	$0.02	$1.52	$0.60

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	16,088,979	12,974,420	15,018,537	12,974,420

DISTRIBUTIONS PAID PER SHARE	$0.62	$0.47	$1.76	$0.47

DISTRIBUTIONS PAYABLE PER SHARE	$0.15	$-	$0.15	$-

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except share data)

(unaudited)

	Common Stock		Additional	Accumulated	Accumulated	Net Unrealized
	Number of	Par	Paid in	Undistributed Net	Undistributed Net	Appreciation (Depreciation) on
	Shares	Value	Capital	Investment Income	Realized Gains (Losses)	Investments	Total

BALANCE, December 31, 2013	12,974,420	$130	$188,408	$16,760	$(48)	$63,420	$268,670
Net investment income	-	-	-	14,897	-	-	14,897
Net realized loss on portfolio investments	-	-	-	-	(1,373)	-	(1,373)
Net change in unrealized appreciation/(depreciation) on portfolio investments	-	-	-	-	-	(5,784)	(5,784)
Distributions declared	-	-	-	(18,294)	-	-	(18,294)
BALANCE, September 30, 2014	12,974,420	$130	$188,408	$13,363	$(1,421)	$57,636	$258,116

BALANCE, December 31, 2014	12,974,420	$130	$188,408	$12,314	$803	$39,182	$240,837
Net investment income	-	-	-	17,920	-	-	17,920
Net realized gain from investments	-	-	-	-	9,140	-	9,140
Net change in unrealized appreciation/(depreciation) on portfolio investments	-	-	-	-	-	(4,293)	(4,293)
Issuance of common stock, net of offering and underwriting costs	3,500,000	35	61,665	-	-	-	61,700
Repurchase and retirement of common stock under stock repurchase program	(624,050)	(6)	(9,882)	-	-	-	(9,888)
Distributions to shareholders:
Stock issued under dividend reinvestment plan	45,210	-	617	-	-	-	617
Distributions declared	-	-	-	(21,332)	(7,888)	-	(29,220)
BALANCE, September 30, 2015	15,895,580	$159	$240,808	$8,902	$2,055	$34,889	$286,813

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$22,767	$7,740
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of portfolio investments	(225,604)	(150,304)
Repayments of portfolio investments	126,594	64,833
Net realized (gain)/loss on portfolio investments	(9,140)	1,373
Net unrealized depreciation on portfolio investments	4,293	5,784
Payment-in-kind interest and dividends	(3,558)	(2,061)
Accretion of original issue discount on portfolio investments	(465)	(32)
Amortization of deferred financing fees	1,433	656
Changes in assets and liabilities:
Interest and dividend receivable	(2,810)	(624)
Due from related parties	262	1,104
Prepaid expenses	(122)	607
Other assets	(248)	-
Due to related parties	(4)	(449)
Management and incentive fee payable	3,087	(1,760)
Interest and financing fees payable	(1,750)	(1,755)
Accounts payable and accrued expenses	(242)	64
NET CASH USED IN OPERATING ACTIVITIES	(85,507)	(74,824)

CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns on SBA-guaranteed debentures	(8,000)	(10,000)
Proceeds from Revolving Credit Facility	76,000	-
Payments to Revolving Credit Facility	(25,000)	-
Issuance of Notes	-	113,438
Issuance of common stock, net of offering and underwriting costs	61,700	-
Distributions paid to shareholders	(26,219)	(18,294)
Repurchases of common stock under stock repurchase program	(9,888)	-
Deferred financing fees paid	(658)	(4,366)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$67,935	$80,778

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(17,572)	5,954
CASH AND CASH EQUIVALENTS, beginning of period	$55,107	$101,622
CASH AND CASH EQUIVALENTS, end of period	$37,535	$107,576

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$13,033	$9,964

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Distributions declared and payable	$2,384	$-
Distribution paid through DRIP share issuances	$617	$-

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units)

September 30, 2015

(Unaudited)

Company (4, 5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Non-control/Non-affiliated investments - 132.4%

AAE Acquisition, LLC	Industrial Equipment Rental	Senior Secured Term Debt (12% Cash, Due 3/31/18) (1)	$11,000	$11,000	$11,000	3.8%

AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (14% fully diluted)		17	2,271	0.8%

				11,017	13,271	4.6%

American Clinical Solutions, LLC	Healthcare	Senior Secured Debt (L+9.5% Cash, 1% Floor, Due 6/11/20)	9,875	9,875	9,875	3.4%

				9,875	9,875	3.4%

American Exteriors, LLC	Replacement Window Manufacturer	Senior Secured Debt (14% Cash, Due 1/15/16) (1)	4,879	3,679	4,391	1.5%

American Exteriors, LLC	Replacement Window Manufacturer	Jr. Convertible Note (10% Cash, Due 12/31/16) (1) (2)	500	415	-	0.0%

American Exteriors, LLC	Replacement Window Manufacturer	Common Stock Warrants (15% fully diluted)		-	-	0.0%

				4,094	4,391	1.5%

B&W Quality Growers, LLC	Farming	Subordinated Debt (14% Cash, Due 7/23/20)	10,000	9,991	10,000	3.4%

B&W Quality Growers, LLC	Farming	Membership Unit Warrants (91,739 Units)		20	5,594	2.0%

				10,011	15,594	5.4%

Bluestem Brands, Inc.	Online Merchandise Retailer	Senior Secured Term Debt (L+7.5% Cash, 1% Floor, Due 11/7/20)	4,592	4,435	4,435	1.5%

				4,435	4,435	1.5%

Boot Barn Holdings, Inc	Western Wear Retail	Common Stock (95,252 shares) (8)		381	1,755	0.6%

				381	1,755	0.6%

Brock Holdings III, Inc.	Industrial Specialty Services	Subordinated Debt (L+8.25% Cash, 1.75% Floor, Due 3/16/18)	5,000	4,868	4,868	1.7%

				4,868	4,868	1.7%

Brunswick Bowling Products, Inc.	Bowling Products	Senior Secured Term Debt (L+6.0% Cash, 2% Floor, Due 5/22/20)	2,000	2,000	2,000	0.7%

Brunswick Bowling Products, Inc.	Bowling Products	Subordinated Debt (L+14.25% Cash, 2% Floor, Due 5/22/20)	6,983	6,983	6,983	2.4%

Brunswick Bowling Products, Inc.	Bowling Products	Preferred Shares (2,966 shares, 8% PIK) (6)		3,055	3,055	1.1%

				12,038	12,038	4.2%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Senior Secured Term Debt (9.5% Cash, Due 4/30/20)	5,000	4,860	4,860	1.7%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Warrants (14 units)		5	356	0.1%

				4,865	5,216	1.8%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)		258	312	0.2%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock Warrants (655,908 units) (7)		264	696	0.2%

				522	1,008	0.4%

Cedar Electronics Holding Corp.	Consumer Electronics	Subordinated Debt (12% Cash, Matures 12/26/20)	28,300	28,300	28,300	9.9%

				28,300	28,300	9.9%

Community Choice Financial, Inc.	Financial Services	Senior Secured Revolving Debt (L+13.0% Cash, 1% Floor, Due 3/27/17) (8) (12)	17,161	17,161	17,161	6.0%

				17,161	17,161	6.0%

Construction Partners, Inc.	Construction Services	Subordinated Debt (11.5% Cash, Due 6/12/20)	12,500	12,500	12,500	4.4%

				12,500	12,500	4.4%

Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9% Cash, 2% PIK, Due 11/29/21)	15,860	15,860	15,860	5.5%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	2,163	0.9%

				17,435	18,023	6.4%

Crowley Holdings, Inc.	Transportation	Series A Income Preferred Shares (6,000 shares, 10% Cash, 2% PIK dividend) (6)		6,239	6,239	2.2%

				6,239	6,239	2.2%

CSM Bakery Solutions, LLC	Bakery Supplies Distributor	Subordinated Debt (L+7.75% Cash, 1% Floor, Due 8/7/22)	17,000	16,675	16,490	5.7%

				16,675	16,490	5.7%

DSW Homes, LLC	Disaster Recovery Homebuilding	Subordinated Debt (L+ 12%, Due 9/24/18)	2,000	2,000	2,000	0.7%

				2,000	2,000	0.7%

Emerging Markets Communications, LLC	Satellite Communications	Subordinated Debt (L+9.625% Cash, 1% Floor, Due 7/16/23)	5,000	4,928	4,928	1.7%

				4,928	4,928	1.7%

Flavors Holdings, Inc.	Food Product Manufacturer	Senior Secured Term Debt (L+5.75% Cash, 1% Floor, Due 4/3/20)	7,600	7,348	7,348	2.6%

Flavors Holdings, Inc.	Food Product Manufacturer	Subordinated Debt (L+10% Cash, 1% Floor, Due 10/3/21)	12,000	11,584	11,584	4.0%

				18,932	18,932	6.6%

Group Cirque du Soleil, Inc.	Entertainment	Subordinated Debt (L+8.25% Cash, 1% Floor, Due 7/8/23) (8)	1,000	985	985	0.3%

				985	985	0.3%

Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Senior Secured Term Debt (13% Cash, Due 10/6/16)	2,000	2,000	1,800	0.6%

Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Common Unit Warrants (12% fully diluted)		-	-	0.0%

				2,000	1,800	0.6%

Kelle's Transport Service, LLC	Transportation	Senior Secured Debt (14% Cash, Due 3/31/19)	14,562	14,550	14,562	5.1%

Kelle's Transport Service, LLC	Transportation	Preferred Units (1,000 units, 10% PIK Dividend) (6)		3,023	3,023	1.1%

Kelle's Transport Service, LLC	Transportation	Common Stock Warrants (15% fully diluted)		22	4,475	1.6%

				17,595	22,060	7.8%

Maxim Crane Works, L.P.	Crane Rental and Sales	Subordinated Debt (L+9.25% Cash, 1% Floor, Due 11/26/18)	5,000	5,035	5,035	1.9%

				5,035	5,035	1.9%

Medical Depot, Inc.	Medical Device Distributor	Subordinated Debt (14% Cash, Due 9/27/20) (1)	4,667	4,667	4,667	1.6%

Medical Depot, Inc.	Medical Device Distributor	Series C Convertible Preferred Stock (740 shares)		1,333	8,275	2.9%

				6,000	12,942	4.5%

Merlin International, Inc.	IT Government Contracting	Subordinated Debt (12.5% Cash, Due 12/16/19)	20,000	20,000	20,000	7.0%

				20,000	20,000	7.0%

Nielsen & Bainbridge, LLC	Home Décor Manufacturer	Subordinated Debt (L+9.25% Cash, 1% Floor, Due 8/15/21)	15,000	14,808	14,700	5.1%

				14,808	14,700	5.1%

Portrait Innovations, Inc.	Professional and Personal Digital Imaging	Senior Secured Term Debt (12% Cash, Due 2/26/20)	15,000	15,000	15,000	5.2%

				15,000	15,000	5.2%

Sequoia Healthcare Management, LLC	Healthcare Management	Senior Secured Term Debt (12% cash, 4% PIK, due 7/17/19)	12,005	11,829	12,005	4.2%

				11,829	12,005	4.2%

Sierra Hamilton, LLC	Oil & Gas Engineering and Consulting Services	Senior Secured Debt (12.25% Cash, Due 12/15/18)	15,000	15,000	12,750	4.4%

				15,000	12,750	4.4%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	758	0.3%

				758	758	0.3%

Tenere, Inc.	Industrial Manufacturing	Senior Secured Term Debt (11% Cash, 2% PIK, Due 12/15/17) (9)	3,564	3,564	3,564	1.2%

				3,564	3,564	1.2%

Team Health, Inc.	Healthcare	Subordinated Debt (L+8% Cash, Due 10/31/16) (11)	-	-	-	0.0%

				-	-	0.0%

U.S. Well Services, LLC	Oil & Gas Services	Senior Secured Debt (L+11.5% Cash, 0.5% Floor, Due 5/2/19)	14,473	14,406	14,406	5.0%

				14,406	14,406	5.0%

Velum Global Credit Management, LLC	Financial Services	Senior Secured Debt (15% Cash, Due 12/31/15) (8)	8,300	8,300	8,300	2.9%

				8,300	8,300	2.9%

Vology, Inc.	Information Technology	Subordinated Debt (L+14% Cash, 1% Floor, Due 1/24/21)	8,000	8,000	8,000	2.8%

				8,000	8,000	2.8%

Western Windows Systems, LLC	Building Products	Senior Secured Term Debt (12.4% Cash, Due 7/31/20)	27,000	27,000	27,000	9.4%

Western Windows Systems, LLC	Building Products	Common Equity (39,860 shares)		3,000	3,000	1.1%

				30,000	30,000	10.5%

Sub Total Non-control/Non-affiliated investments				$359,556	$379,329	132.4%

Affiliate investments - 46.7%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Senior Subordinated Debt (14% Cash, due 8/9/2019)	$3,000	$3,000	$3,000	1.1%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Junior Subordinated Debt (12% Cash, due 8/9/2019)	5,828	5,828	5,828	2.0%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock (1,253,198 shares)		1,504	3,950	1.4%

				10,332	12,778	4.5%

City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 9/28/17) (1)	8,231	8,231	8,231	2.9%

City Gear, LLC	Footwear Retail	Preferred Membership Units (9% Cash dividend) (6)		1,269	1,269	0.4%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (14.15% fully diluted)		-	7,946	2.8%

				9,500	17,446	6.1%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8% PIK dividend) (6)		2,357	2,659	0.9%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,161	0.4%

				2,359	3,820	1.3%

J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13% Cash, Due 7/16/18) (14)	5,557	5,557	5,557	1.9%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	-	0.0%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (4,506 shares)		-	-	0.0%

				6,375	5,557	1.9%

LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)		1,525	3,248	1.1%

				1,525	3,248	1.1%

MJC Holdings, LLC	Specialty Clothing	Series A Preferred Units (2,000,000 units)		2,000	5,990	2.1%

				2,000	5,990	2.1%

MMI Holdings, LLC	Medical Device Distributor	Senior Secured Debt (12% Cash, Due 1/31/17) (1)	2,600	2,600	2,600	0.9%

MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 1/31/17) (1)	400	388	400	0.1%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6% PIK dividend) (6)		1,195	1,330	0.5%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	281	0.1%

				4,183	4,611	1.6%

MTI Holdings, LLC	Retail Display & Security Services	Subordinated Debt (12% Cash, Due 11/1/18)	8,000	8,000	8,000	2.8%

MTI Holdings, LLC	Retail Display & Security Services	Membership Units (2,000,000 units)		2,000	8,311	2.9%

				10,000	16,311	5.7%

Source Capital ABUTEC, LLC	Oil & Gas Services	Senior Secured Term Debt (12% Cash, 3% PIK, Due 12/28/17) (3)(13)	5,487	5,404	3,841	1.3%

Source Capital ABUTEC, LLC	Oil & Gas Services	Preferred Membership Units (10.8% fully diluted)		1,240	-	0.0%

				6,644	3,841	1.3%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Subordinated Debt (13% Cash, Due 2/17/17)	2,500	2,500	2,500	0.9%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Common Stock Warrants (6.65% ownership)		-	868	0.3%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership)		750	618	0.2%

				3,250	3,986	1.4%

Source Recycling, LLC	Scrap Metal Recycler	Subordinated Debt (13% Cash, Due 9/2/16) (2)	5,000	5,000	4,250	1.5%

				5,000	4,250	1.5%

Sparus Holdings, Inc.	Energy Services	Senior Secured Term Debt (12% Cash, 2% PIK, Due 3/21/16)	5,111	5,111	5,111	1.7%

Sparus Holdings, Inc.	Energy Services	Subordinated Debt (12% Cash, 2% PIK, Due 3/21/16) (3)	8,314	8,066	5,889	2.1%

Sparus Holdings, Inc.	Energy Services	Series B Preferred Stock (5,703 shares)		1,173	-	0.0%

Sparus Holdings, Inc.	Energy Services	Common Stock Warrants (3,491 shares)		-	-	0.0%

				14,350	11,000	3.8%

STX Healthcare Management Services, Inc.	Dental Practice Management	Subordinated Debt (12.5% Cash, Due 7/31/18) (1)	6,425	6,425	6,425	2.2%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares)		1,200	967	0.3%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock Warrants (1,154,254 shares)		218	931	0.4%

				7,843	8,323	2.9%

TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 2/1/19)	13,649	13,649	12,967	4.5%

TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 2/1/19)	10,877	10,877	10,333	3.6%

TCE Holdings, Inc.	Oil & Gas Services	Class A Common Stock (3,600 shares)		3,600	-	0.0%

				28,126	23,300	8.1%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Senior Secured Term Debt (15% PIK, Due 11/26/16)	454	454	1,060	0.4%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Bridge Note (0% Cash, Due 11/26/16) (1)	663	361	663	0.2%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 2 Note (0% Cash, Due 11/26/16) (1)	81	44	81	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Senior Subordinated Note (0% Cash, Due 11/26/16) (1)	3,563	2,369	3,640	1.2%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 3 Note (0% Cash, Due 11/26/16) (1)	299	207	299	0.1%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Jr. Subordinated Note (0% Cash, Due 11/26/16) (1)	2,750	-	2,750	1.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 4 Note (0% Cash, Due 11/26/16) (1)	243	-	243	0.1%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-1 Preferred Stock (255,102 shares)		-	1,120	0.4%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-3 Preferred Stock (88,194 shares)		-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-5 Preferred Stock (20,530 shares)		-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Common Stock Warrants (2,063,629 warrants)		-	-	0.0%

				3,435	9,856	3.4%

Sub Total Affiliate investments				$114,922	$134,317	46.7%

Control investments - 25.8%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Senior Secured Term Debt (12% Cash, 4% PIK, Due 5/24/18)	$10,913	$10,913	$10,913	3.9%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (1,125,000 shares)		1,125	123	0.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (570,000 shares)		-	64	0.0%

				12,038	11,100	3.9%

Capitala Senior Liquid Loan Fund I, LLC	Investment Fund	Common Stock (80% ownership) (8)		20,000	19,577	6.8%

				20,000	19,577	6.8%

CION/Capitala Senior Liquid Loan Fund I, LLC	Investment Fund	Common Stock (20% ownership) (8) (10)		-	-	0.0%

				-	-	0.0%

Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/16/16)	1,862	1,862	1,862	0.6%

Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/16/16)	3,791	3,791	3,791	1.3%

Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	1,629	0.6%

				7,282	7,282	2.5%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Senior Secured Term Debt (17%, 3% PIK at Company's option, Due 2/1/16)	6,500	6,500	6,500	2.2%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10% Cash Dividend) (6)		1,000	1,000	0.3%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	5,218	1.8%

				7,501	12,718	4.3%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/16) (2)	8,213	8,213	6,694	2.4%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)		3,278	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)		2,364	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,107 shares)		33	-	0.0%

				13,888	6,694	2.4%

Print Direction, Inc.	Printing Services	Senior Secured Term Debt (10% Cash, 2% PIK, Due 2/24/19)	15,151	15,151	15,151	5.4%

Print Direction, Inc.	Printing Services	Common Stock (19,363 shares)		2,990	1,962	0.7%

Print Direction, Inc.	Printing Services	Common Stock Warrants (3% fully diluted)		-	87	0.0%

				18,141	17,200	6.1%

Sub Total Control investments				$78,850	$74,571	26.0%

TOTAL INVESTMENTS -205.1%				$553,328	$588,217	205.1%

(1) The maturity date of the original investment has been extended.

(2) Non-accrual investment.

(3) PIK non-accrual investment.

(4) All debt investments are income producing. Equity and warrant investments are non-income producing, unless otherwise noted.

(5) Percentages are based on net assets of $286,813 as of September 30, 2015.

(6) The equity investment is income producing, based on rate disclosed.

(7) The equity investment has an exercisable put option.

(8) Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2015, 7.6% of the Company's total assets were non-qualifying assets.

(9) The investment has a $0.6 million unfunded commitment.

(10) The investment has a $10.0 million unfunded commitment.

(11) The investment has a $7.5 million unfunded commitment.

(12) The investment has $2.8 million of unfunded commitment.

(13) Interest rate amended to 6% cash and 9% PIK through December 31, 2015.

(14) Interest rate amended to 15% PIK through September 30, 2015.

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

September 30, 2015

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became the Company’s wholly-owned subsidiaries. Fund II and Fund III retained their SBIC licenses, and continued to hold their existing investments at the time of the IPO and have continued to make new investments after the IPO. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. As of September 30, 2015, the Company had 15,895,580 shares of common stock outstanding.

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

The Company is considered an investment company as defined in Accounting Standards Codification (“ASC”) Topic 946 – Financial Services – Investment Companies (ASC Topic 946). Accordingly, the required disclosures as outlined in the Accounting Standards Update are included in the Company’s consolidated financial statements.

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

Consolidation

As provided under Regulation S-X and ASC 946 – Financial Services – Investment Companies, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its wholly owned subsidiaries in its consolidated financial statements. The Company does not consolidate its interests in Capitala Senior Liquid Loan Fund I, LLC (“CSLLF”) and CION/Capitala Senior Liquid Loan Fund I, LLC (“CCSLLF”) because the entities are not considered substantially wholly owned investment company subsidiaries. Further, CSLLF and CCSLLF are joint ventures for which shared power exists relating to the decisions that most significantly impact the economic performance of the entities. See Note 4 for further description of the Company’s investments in CSLLF and CCSLLF.

The Company’s financial position as of September 30, 2015 is presented on a consolidated basis. The effects of all intercompany transactions between the Company and its consolidated subsidiaries (Fund II, Fund III, and the Florida Sidecar) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Commitments and Contingencies

As of September 30, 2015 and December 31, 2014, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $11.0 million and $10.6 million, respectively. As of September 30, 2015 and December 31, 2014, the Company also had unfunded commitments related to its equity investment in CION/Capitala Senior Liquid Loan Fund I, LLC of $10.0 million and $0.0 million, respectively.

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management believes that the likelihood of such an event is remote.

In the ordinary course of business, the Company may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Company or result in direct losses to the Company. In management’s opinion, no direct losses with respect to litigation contingencies were probable of occurring as of September 30, 2015 and December 31, 2014. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operations or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4.0% excise tax on such income, as required. To the extent that the Company determines that it’s estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.

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

ASC Topic 740, Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of September 30, 2015 and December 31, 2014, there were no uncertain tax positions.

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

The Company’s activities since commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three and nine months ended September 30, 2015 and September 30, 2014. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations.

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

Note 4. Investments

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through our subsidiaries that are licensed by the SBA under the SBIC Act, we offer customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. We invest primarily in traditional mezzanine, senior subordinated and unitranche debt, as well as senior and second-lien loans and, to a lesser extent, equity securities issued by smaller and lower middle-market companies. As of September 30, 2015, our portfolio consisted of investments in 58 portfolio companies with a fair value of approximately $588.2 million.

During the three months ended September 30, 2015, the Company made approximately $55.6 million of investments and had approximately $34.7 million in repayments resulting in net investments of approximately $20.9 million for the period. During the three months ended September 30, 2014, the Company made approximately $86.7 million of investments and had approximately $44.7 million in repayments resulting in net investments of approximately $42.0 million for the period.

During the nine months ended September 30, 2015, the Company made approximately $225.6 million of investments and had approximately $126.6 million in repayments resulting in net investments of approximately $99.0 million for the period. During the nine months ended September 30, 2014, the Company made approximately $150.3 million of investments and had approximately $64.8 million in repayments resulting in net investments of approximately $85.5 million for the period.

During the three and nine months ended September 30, 2015, the Company funded $10.8 million and $52.4 million, respectively, of previous committed capital to existing portfolio companies. During the three and nine months ended September 30, 2015, the Company funded $44.8 million and $173.2 million, respectively, of investments in portfolio companies for which it was not previously committed to provide the financial support. During the three and nine months ended September 30, 2014, all investments were made to portfolio companies in which the Company was not previously obligated to provide financial support. In addition to investing directly in portfolio companies, the Company may assist portfolio companies in securing financing from other sources by introducing portfolio companies to sponsors or by leading a syndicate of investors to provide the portfolio companies with financing. During the three and nine months ended September 30, 2015, the Company assisted one company in securing financing from other sources as part of a unitranche loan syndication. During the nine months ended September 30, 2014, the Company assisted one company in securing financing from other sources.

The composition of our investments as of September 30, 2015, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$218,140	39.4%	$215,633	36.7%
Subordinated Debt	261,967	47.4	260,303	44.2
Equity and Warrants	53,221	9.6	92,704	15.8
Capitala Senior Liquid Loan Fund I, LLC	20,000	3.6	19,577	3.3
Total	$553,328	100.0%	$588,217	100.0%

The composition of our investments as of December 31, 2014, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$146,399	33.2%	$146,314	30.5%
Subordinated Debt	231,901	52.6	222,300	46.3
Equity and Warrants	62,855	14.2	111,723	23.2
Total	$441,155	100.0%	$480,337	100.0%

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

The following table presents fair value measurements of investments, by major class, as of September 30, 2015 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Debt	$—	$—	$215,633	$215,633
Subordinated Debt	—	—	260,303	260,303
Equity and Warrants (1)	1,755	—	90,949	92,704
Total	$1,755	$—	$566,885	$568,640

(1)	Excludes $19.6 million fair value associated with our investment in CSLLF, measured using net asset value. Because the Company’s investment in CSLLF is not redeemable, CSLLF is considered a Level 3 measurement.

The following table presents fair value measurements of investments, by major class, as of December 31, 2014 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Debt	$—	$—	$146,314	$146,314
Subordinated Debt	—	—	222,300	222,300
Equity and Warrants	10,920	—	100,803	111,723
Total	$10,920	$—	$469,417	$480,337

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2015 (dollars in thousands):

	Senior Secured Debt	Subordinated Debt	Equity and Warrants (1)	Total
Balance as of January 1, 2015	$146,314	$222,300	$100,803	$469,417
Repayments	(24,651)	(58,376)	(30,585)	(113,612)
Purchases	95,412	102,601	7,591	205,604
Payment in-kind interest and dividends	1,680	1,255	623	3,558
Accretion of original issue discount	284	180	1	465
Realized gain/(loss) from investments	(985)	(15,595)	14,756	(1,824)
Net unrealized appreciation/(depreciation) on investments	(2,421)	7,938	(2,240)	3,277
Balance as of September 30, 2015	$215,633	$260,303	$90,949	$566,885

(1)	Excludes investment activity and fair value associated with our investment in CSLLF. During the nine months ended September 30, 2015, the Company invested $20.0 million in CSLLF. CSLLF had $0.7 million in realized gains, $0.6 million in unrealized depreciation, and $0.5 million of distributions to shareholders for the nine months ended September 30, 2015. Based on CPTA’s 80% ownership of CSLLF, our allocation was approximately $0.5 million in realized gains, $0.5 million in unrealized depreciation, and $0.4 million of distribution for the nine months ended September 30, 2015.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2014 (dollars in thousands):

	Senior Secured Debt	Subordinated Debt	Equity and Warrants	Total
Balance as of January 1, 2014	$102,071	$133,710	$128,938	$364,719
Change in classification due to restructure	(7,073)	7,073	—	—
Repayments	(36,300)	(23,683)	(4,850)	(64,833)
Purchases	76,345	69,069	4,890	150,304
Payment in-kind interest and dividends	809	792	460	2,061
Accretion of original issue discount	25	7	—	32
Realized gain/(loss) from investments	—	(5,059)	3,686	(1,373)
Net unrealized appreciation/(depreciation) on investments	294	4,574	(10,652)	(5,784)
Balance as of September 30, 2014	$136,171	$186,483	$122,472	$445,126

The net change in unrealized appreciation on investments held as of September 30, 2015 was $8.7 million and is included in net unrealized appreciation/(depreciation) on investments in the consolidated statements of operations for the nine months ended September 30, 2015. The net change in unrealized depreciation on investments held as of September 30, 2014 was $(7.4) million and is included in net unrealized appreciation/(depreciation) on investments in the consolidated statements of operations for the nine months ended September 30, 2014.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of September 30, 2015 were as follows:

	Fair Value	Valuation Approach	Level 3 Input	Range of Inputs	Weighted Average

Subordinated debt	$235.4 million	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	9.3% - 16.4% 0.9x – 6.5x $2.6 million-$221.8 million	12.8% 4.0x $45.0 million

Subordinated debt	$24.9 million	Enterprise Value Waterfall and Asset (1)	Adjusted EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	5.5x – 6.0x $2.0 million - $2.5 million 4.2x- 4.2x $18.9 million - $18.9 million	5.5x $2.5 million 4.2x $18.9 million

Senior secured debt	$204.5 million	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	8.0% - 33.3% 0.2x – 8.2x $0.5 million- $103.8 million	13.9% 3.7x $25.7 million

Senior secured debt	$11.1 million	Enterprise Value Waterfall and Asset (1)	Revenue Multiple Revenue	4.2x – 4.2x $18.9 million- $18.9 million	4.2x $18.9 million

Equity shares and warrants (2)	$90.9 million	Enterprise Value Waterfall	Revenue Multiple Revenue Adjusted EBITDA Multiple Adjusted EBITDA	4.2x – 4.2x $18.9 million- $18.9 million 5.0x – 10.7x $2.0 million -$344.5 million	4.2x $18.9 million 7.3x $40.0 million

(1)	$10.9 million in subordinated notes and $10.1 million senior secured notes were valued using the asset approach.

(2)	Excludes our $19.6 million investment in CSLLF, measured at NAV.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2014 were as follows:

	Fair Value	Valuation Approach	Level 3 Input	Range of Inputs	Weighted Average

Subordinated debt	$195.0 million	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	10.0% - 20.0% 0.8x – 8.0x $2.1 million-$204.1 million	12.9% 3.8x $44.6 million

Subordinated debt	$27.3 million	Enterprise Value Waterfall and Asset (1)	Adjusted EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	3.3x – 5.5x $1.6 million - $2.0 million 0.4x- 2.5x $17.2 million - $39.7 million	4.3x $1.8 million 1.5x $27.6 million

Senior secured debt	$127.8 million	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	6.8% - 33.3% 1.1x – 6.2x $1.0 million- $95.4 million	14.3% 3.7x $22.0 million

Senior secured debt	$18.5 million	Enterprise Value Waterfall and Asset (1)	Revenue Multiple Revenue	0.4x – 2.5x $17.2 million- $39.7 million	0.5x $37.7 million

Equity shares and warrants	$100.8 million	Enterprise Value Waterfall	Adjusted EBITDA Multiple Adjusted EBITDA Transaction Price	5.0x – 10.5x $1.6 million -$215.3 million n/a	7.0x $26.3 million n/a

(1)	$12.2 million in subordinated notes and $14.1 million in senior secured notes were valued using the asset approach.

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

Capitala Senior Liquid Loan Fund I, LLC

On March 24, 2015, Capitala and Trinity Universal Insurance Company (“Trinity”), a subsidiary of Kemper Corporation (“Kemper”), entered into a limited liability company agreement to co-manage Capitala Senior Liquid Loan Fund I, LLC. The purpose and design of the joint venture is to invest primarily in broadly syndicated senior secured loans to larger middle market companies, which will be purchased on the secondary market. Capitala and Trinity have committed to provide $25.0 million of equity to CSLLF, with Capitala providing $20.0 million and Trinity providing $5.0 million, resulting in an 80%/20% economic ownership between the two parties. The board of directors and investment committee of CSLLF is split 50/50 between Trinity and Capitala, resulting in equal voting power between the two entities.

As of September 30, 2015, $20.0 million and $5.0 million in capital had been contributed by Capitala and Trinity, respectively. The Company’s investment in CSLLF is not redeemable; as such, the fair value of CSLLF is classified as a Level 3 measurement. For the three and nine months ended September 30, 2015, the Company received $0.4 million in dividend income from its equity interest in CSLLF.

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

The terms of the TRS are governed by an ISDA 2002 Master Agreement, the Schedule thereto and Credit Support Annex to such Schedule, and the confirmation exchanged thereunder, between CSLLF and Bank of America, which collectively establish the TRS, and are collectively referred to herein as the “TRS Agreement.” Pursuant to the terms of the TRS Agreement, CSLLF may select a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $100,000,000, which is also referred to as the maximum notional amount of the TRS. Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement. CSLLF receives from Bank of America, a periodic payment on set dates that is based upon any coupons, both earned and accrued, generated by the loans underlying the TRS, subject to limitations described in the TRS Agreement as well as any fees associated with the loans included in the portfolio. CSLLF pays to Bank of America interest at a rate equal to LIBOR plus 1.25% per annum; the LIBOR option paid by CSLLF is determined on an asset by asset basis such that the tenor of the LIBOR option (1 month, 3 month, etc.) matches the tenor of the underlying reference asset. In addition, upon the termination of any loan subject to the TRS or any repayment of the underlying reference asset, CSLLF either receives from Bank of America, the appreciation in the value of such loan, or pays to Bank of America any depreciation in the value of such loan.

CSLLF is required to pay an unused facility fee of 1.25% on any amount of unused facility under the minimum facility amount of $70,000,000 as outlined in the TRS agreement. Such unused facility fee will not apply during the first 4 months and last 60 days of the term of the TRS. CSLLF will also pay Bank of America customary fees and expenses in connection with the establishment and maintenance of the TRS.

CSLLF is required to initially cash collateralize a specified percentage of each loan (generally 20% to 35% of the market value of senior secured loans) included under the TRS in accordance with margin requirements described in the TRS Agreement. As of September 30, 2015, CSLLF has posted $16.7 million in collateral to Bank of America in relation to the TRS which is recorded on CSLLF’s statements of assets and liabilities as cash held as collateral on total return swap. CSLLF may be required to post additional collateral as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The $16.7 million in cash collateral represents CSLLF’s maximum credit exposure as of September 30, 2015.

In connection with the TRS, CSLLF has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions governed by an ISDA 2002 Master Agreement. As of September 30, 2015, CSLLF is not in default with regards to any covenants or requirements of the TRS.

CSLLF’s receivable due on total return swap represents realized amounts from payments on underlying loans in the total return swap portfolio. At September 30, 2015, the receivable due on total return swap was $0.3 million and is recorded on CSLLF’s statements of assets and liabilities below. CSLLF does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the statements of assets and liabilities as of September 30, 2015.

Transactions in TRS contracts during the three and nine months ended September 30, 2015 resulted in $0.6 million and $0.7 million in realized gains, respectively, and $(0.7) million and $(0.6) million in unrealized depreciation, respectively, which is recorded on CSLLF’s statements of operations below.

CSLLF only held one derivative position as of the three and nine months ended September 30, 2015 and the derivative held is subject to a netting arrangement. The following table represents CSLLF’s gross and net amounts after offset under Master Agreements (“MA”) of the derivative assets and liabilities presented by derivative type net of the related collateral pledged by the CSLLF as of September 30, 2015 (dollars in thousands):

	Gross Derivative Assets/(Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Consolidated Statements of Assets and Liabilities	Cash Collateral Received	Net Amount of Derivative Assets/(Liabilities)
September 30, 2015
Total Return Swap (1)	$(631)	$—	$(631)	$—	$(631)

(1)	Cash was posted for initial margin requirements for the total return swap as of September 30, 2015 and is reported on CSLLF’s statements of assets and liabilities as cash collateral on total return swap.

The following represents the volume of the CSLLF’s derivative transactions during the three and nine months ended September 30, 2015 (dollars in thousands):

	For the three months ended September 30,	For the nine months ended September 30,
	2015	2015 (1)
Average notional par amount of contract	$76,057	$52,174

(1)	Average calculated from period of TRS inception, March 27 to September 30, 2015.

The following is a summary of the TRS reference assets as of September 30, 2015 (dollars in thousands):

Capitala Senior Liquid Loan Fund I, LLC Loan Portfolio as of September 30, 2015
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate (2)	Principal	Cost	Fair Value (1)	Unrealized Gain/(Loss)
21st Century Oncology, Inc.	Healthcare, Education and Childcare	Senior Loan	April, 2022	Libor + 5.5%, 1% floor	$1,995	$1,975	$1,890	$(85)
ABG Intermediate Holdings 2, LLC	Textiles and Leather	Senior Loan	May, 2021	Libor + 4.5%, 1% floor	1,992	1,972	1,978	6
American Rock Salt Company, LLC	Mining, Steel, Iron and Non Precious Metals	Senior Loan	May, 2021	Libor + 3.75%, 1% floor	1,990	1,990	1,958	(32)
Anchor Glass Container Corp	Containers, Packaging and Glass	Senior Loan	June, 2022	Libor + 3.75%, 1% floor	482	479	482	3
Ardent Legacy Acquisitions, Inc.	Healthcare, Education and Childcare	Senior Loan	August, 2021	Libor + 5.5%, 1% floor	2,000	1,980	2,000	20
Aspen Dental Management, Inc.	Healthcare, Education and Childcare	Senior Loan	April, 2022	Libor + 4.5%, 1% floor	1,496	1,489	1,500	11
Asurion, LLC	Insurance	Senior Loan	August, 2022	Libor + 4.0%, 1% floor	2,244	2,233	2,118	(115)
Bass Pro Group, LLC	Retail Stores	Senior Loan	June, 2020	Libor + 3.25%, .75% floor	995	993	989	(4)
Bioplan USA, Inc.	Diversified/Conglomerate Service	Senior Loan	September, 2021	Libor + 4.75%, 1% floor	995	846	853	7
Blue Coat Systems, Inc.	Electronics	Senior Loan	May, 2022	Libor + 3.5%, 1% floor	2,000	2,000	1,983	(17)
Brock Holdings III, Inc.	Buildings and Real Estate	Senior Loan	March, 2017	Libor + 4.5%, 1% floor	1,492	1,484	1,443	(41)
CDS U.S. Intermediate Holdings, Inc.	Leisure, Amusement, Entertainment	Senior Loan	July, 2022	Libor + 4.25%, 1% floor	1,000	997	996	(1)
Chelsea Petroleum Products I LLC (4)	Oil & Gas	Senior Loan	July, 2022	Libor + 4.25%, 1% floor	500	497	493	(4)
Communications Sales & Leasing, Inc.	Finance	Senior Loan	October, 2022	Libor + 4.0%, 1% floor	1,995	1,955	1,855	(100)
Concordia Healthcare Corp	Healthcare, Education and Childcare	Senior Loan	April, 2022	Libor + 3.75%, 1% floor	1,496	1,489	1,492	3
Convatec Healthcare E S.A.	Healthcare, Education and Childcare	Senior Loan	June, 2020	Libor + 3.25%, 1% floor	1,995	1,993	1,988	(5)
Emerging Markets Communications, LLC	Telecommunications	Senior Loan	June, 2021	Libor + 4.25%, 1% floor	2,494	2,456	2,431	(25)
Eresearch Technology, Inc.	Healthcare, Education and Childcare	Senior Loan	May, 2022	Libor + 4.5%, 1% floor	2,494	2,481	2,481	-
Genoa Healthcare Group, LLC	Healthcare, Education and Childcare	Senior Loan	May, 2022	Libor + 3.5%, 1% floor	1,995	1,985	1,986	1
Hostess Brands, Inc.	Beverage, Food and Tobacco	Senior Loan	August, 2022	Libor + 3.5%, 1% floor	2,000	1,995	2,001	6
IMG Worldwide, Inc.	Leisure, Amusement, Entertainment	Senior Loan	May, 2021	Libor + 4.25%, 1% floor	1,995	2,000	1,983	(17)
Infiltrator Systems, Inc.	Containers, Packaging and Glass	Senior Loan	May, 2022	Libor + 4.25%, 1% floor	998	993	995	2
Informatica Corporation	Electronics	Senior Loan	June, 2022	Libor + 3.5%, 1% floor	2,500	2,495	2,469	(26)
Integra Telecom, Inc.	Telecommunications	Senior Loan	February, 2020	Libor + 4.25%, 1% floor	2,985	2,970	2,963	(7)
JILL Holdings, LLC	Retail Stores	Senior Loan	May, 2020	Libor + 5.0%, 1% floor	2,000	1,990	1,950	(40)
LS Deco, LLC	Buildings and Real Estate	Senior Loan	May, 2022	Libor + 4.5%, 1% floor	1,750	1,732	1,719	(13)
LTF Merger Sub, Inc.	Leisure, Amusement, Entertainment	Senior Loan	June, 2022	Libor + 3.25%, 1% floor	1,497	1,492	1,488	(4)
Minerals Technologies, Inc.	Diversified Natural Resources, Precious Metals and Minerals	Senior Loan	May, 2021	Libor + 3.0%, .75% floor	1,430	1,430	1,419	(11)
Mitel Networks Corp	Telecommunications	Senior Loan	April, 2022	Libor + 4.0%, 1% floor	2,992	2,963	2,963	-
MJ Acquisition Corp	Healthcare, Education and Childcare	Senior Loan	April, 2022	Libor + 3.0%, 1% floor	997	995	995	-
Mohegan Tribal Gaming Authority	Leisure, Amusement, Entertainment	Senior Loan	November, 2019	Libor + 4.5%, 1% floor	1,990	1,987	1,978	(9)
Navios Maritime Midstream Partners, LP	Cargo Transport	Senior Loan	June, 2020	Libor + 4.5%, 1% floor	2,000	1,980	1,985	5
Novelis, Inc.	Mining, Steel, Iron and Non Precious Metals	Senior Loan	June, 2022	Libor + 3.25%, .75% floor	2,494	2,481	2,453	(28)
Penn Products Terminals, LLC	Cargo Transport	Senior Loan	April, 2022	Libor + 3.75%, 1% floor	746	743	733	(10)
Pharmaceutical Product Development Inc.	Healthcare, Education and Childcare	Senior Loan	August, 2022	Libor + 3.25%, 1% floor	1,995	1,985	1,970	(15)
Securus Technologies, Inc.	Telecommunications	Senior Loan	April, 2020	Libor + 4.25%, 1% floor	2,000	1,980	1,947	(33)
Skillsoft Corporation	Electronics	Senior Loan	April, 2021	Libor + 4.75%, 1% floor	1,995	1,975	1,789	(186)
Sterigenics-Nordion Holdings, LLC	Healthcare, Education and Childcare	Senior Loan	May, 2022	Libor + 4.5%, 1% floor	2,000	1,995	1,985	(10)
STG-Fairway Acquisitions, Inc	Diversified/Conglomerate Service	Senior Loan	June, 2022	Libor + 5.25%, 1% floor	2,486	2,449	2,480	31
Tekni-Plex Incorporated	Containers, Packaging and Glass	Senior Loan	April, 2022	Libor + 3.5%, 1% floor	2,494	2,481	2,481	-
Touchtunes Music Corp	Electronics	Senior Loan	May, 2022	Libor + 4.75%, 1% floor	1,496	1,489	1,496	7
TWCC Holding Corp	Broadcasting & Entertainment	Senior Loan	February, 2020	Libor + 5.0%, .75% floor	1,990	1,970	1,975	5
USAGM Holdco LLC (3)	Diversified/Conglomerate Service	Senior Loan	July, 2022	Libor + 3.75%, 1% floor	1,883	1,864	1,858	(6)
Zep, Inc.	Personal and Non Durable Consumer Products	Senior Loan	June, 2022	Libor + 4.75%, 1% floor	997	993	995	2
					$79,360	$78,721	$77,986	$(735)
Total Accrued Interest, net of expenses								$104
Total Unrealized loss on TRS								$(631)

(1)	Represents the fair value determined in accordance with ASC Topic 820. The determination of fair value is outside the scope of the Board's valuation process described herein
(2)	All interest is payable in cash
(3)	The referenced asset has a $0.1 million of unfunded commitment
(4)	The referenced asset is unsettled as of September 30, 2015

Below is certain summarized financial information for CSLLF as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 (dollars in thousands):

Selected Statements of Assets and Liabilities Information (unaudited):

As of
September 30, 2015

Unrealized depreciation on Total Return Swap	$(631)
Cash held as collateral on Total Return Swap	16,684
Non-collateral cash and cash equivalents	8,187
Receivable due on Total Return Swap	342
Total Assets	$24,582

Accrued Expenses	$11
Distribution Payable	90
Total Liabilities	$101
Total Net Assets	$24,481
Total Liabilities and Net Assets	$24,582

Selected Statement of Operations Information (unaudited):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2015	2015

Administrative and Legal Expenses	14	94
Net Operating Loss	$(14)	$(94)
Net realized gain on Total Return Swap	598	655
Net unrealized depreciation on Total Return Swap	(724)	(631)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(140)	$(70)

CION/Capitala Senior Liquid Loan Fund I, LLC

On June 24, 2015, the Company formed a joint venture with CION Investment Corporation (“CION”), to create CION/Capitala Senior Liquid Loan Fund I, LLC (“CCSLLF”). The joint venture is expected to invest primarily in senior secured loans to broadly syndicated and larger middle-market companies.

The Company and CION have committed to provide an aggregate of $50 million of equity to the joint venture, with the Company providing $10 million and CION providing $40 million. In addition, CCSLLF is in negotiations to obtain third party asset-level financing. As of September 30, 2015, neither the Company nor CION have made an initial capital call to CCSLLF. As such, CCSLLF generated no net income for the three and nine months ended September 30, 2015 and holds no assets as of September 30, 2015.

As a practical expedient, the Company will use NAV to value its investment in CCSLLF. Because our investment in CCSLLF is not redeemable without restriction, the fair value of CCSLLF will be classified as a Level 3 measurement.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2015, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
SBA debentures	$184,200	$186,268	$—	$—	$186,268
Notes	113,438	114,572	114,572	—	—
Credit Facility	51,000	50,809	—	—	50,809
Total	$348,638	$351,649	$114,572	$—	$237,077

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

The estimated fair value of the Company’s Credit Facility was based on future contractual cash payments discounted at estimated market interest rates for similar debt.

Note 5. Agreements

On September 24, 2013, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with our Investment Advisor, which was initially approved by the Board of Directors of the Company on June 10, 2013. Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect if approved annually by our Board by a majority of our outstanding voting securities, including, in either case, by a majority of our non-interested directors. The Investment Advisory Agreement was re-approved by the Board of Directors of the Company, including by a majority of our non-interested directors, on August 6, 2015. Subject to the overall supervision of our Board, our Investment Advisor manages our day-to-day operations, and provides investment advisory and management services to us. Under the terms of our Investment Advisory Agreement, the Investment Advisor:

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

For the three months ended September 30, 2015 and 2014, we incurred $2.8 million and $2.5 million in base management fees, respectively. For the three months ended September 30, 2015 and 2014, our Investment Advisor waived fees of $0.0 thousand and $38 thousand, respectively. For the three months ended September 30, 2015 and 2014, we incurred $1.9 million and $0.0 million, respectively, in incentive fees related to pre-incentive fee net investment income.

For the nine months ended September 30, 2015 and 2014, we incurred $7.8 million and $6.8 million in base management fees, respectively. For the nine months ended September 30, 2015 and 2014, our Investment Advisor waived fees of $0.0 million and $0.2 million, respectively. For the nine months ended September 30, 2015 and 2014, we incurred $4.5 million and $2.8 million, respectively, in incentive fees related to pre-incentive fee net investment income.

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

Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our chief financial officer, our chief compliance officer, our controller, and any administrative support staff. Under the Administration Agreement, our Administrator will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. Unless terminated earlier in accordance with its terms, the Administration Agreement will remain in effect if approved annually by our Board. On August 6, 2015, the Board approved the renewal of the Administration Agreement. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to our Administrator. Stockholder approval is not required to amend the Administration Agreement.

For the three and nine months ended September 30, 2015, we paid our Administrator $0.3 million and $0.8 million for our allocable portion of the Administrator’s overhead paid directly by and reimbursable to the Administrator. For the three and nine months ended September 30, 2014, we paid our Administrator $0.2 million and $0.7 million for our allocable portion of the Administrator’s overhead paid directly by and reimbursable to the Administrator.

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

Note 6. Related Party Transactions

At September 30, 2015 and December 31, 2014, the Company had the following receivables from (payables to) related parties relating to management fees, incentive fees, and reimbursable expenses (dollars in thousands):

	September 30, 2015	December 31, 2014
Capital South Corporation	$252	$252
Shareholders/Limited Partners	—	205
Capitala Investment Advisors, LLC	(3,246)	(106)
Total	$(2,994)	$351

These amounts are reflected in the accompanying statements of financial position under the captions, “Due from related parties,” “Management and incentive fee payable” and “Due to related parties.”

At times, the Company maintains deposit accounts and certificates of deposit with financial institutions that are shareholders of the Company. Total deposits with these financial institutions were approximately $31 thousand at December 31, 2014. There were no related party deposits outstanding at September 30, 2015.

Note 7. Borrowings

SBA Debentures

The Company, through its two wholly-owned subsidiaries, uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of September 30, 2015, the Company has issued $184.2 million of SBA-guaranteed debentures. The Company has issued all SBA-guaranteed debentures that were permitted under each of the Legacy Funds’ respective SBIC licenses (as applicable), and there are no unused SBA debenture commitments remaining. SBA-guaranteed debentures are secured by a lien on all assets of Fund II and Fund III. As of September 30, 2015, Fund II and Fund III had total assets of approximately $373.4 million. On June 10, 2014, the Company received an exemptive order from the SEC exempting the Company, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. The Company intends to comply with the conditions of the order.

For the three months ended September 30, 2015 and September 30, 2014, the Company recorded $2.1 million and $2.1 million, respectively, of interest, annual charges, and financing expenses related to the SBA guaranteed debentures, of which $1.9 million and $1.9 million, respectively, was attributable to interest expense and annual charges, and $0.2 million and $0.2 million, respectively, was attributable to amortization of commitment and upfront fees. For the nine months ended September 30, 2015 and September 30, 2014, the Company recorded $6.2 million and $6.4 million, respectively, of interest, annual charges, and financing expenses related to the SBA guaranteed debentures, of which $5.7 million and $5.9 million, respectively, was attributable to interest expense and annual charges, and $0.5 million and $0.5 million, respectively, was attributable to amortization of commitment and upfront fees. The weighted average interest rate for all SBA-guaranteed debentures as of September 30, 2015 and December 31, 2014 was 3.45% and 3.51%, respectively. In addition to the stated interest rate, the SBA also charges an annual fee on all SBA-guaranteed debentures issued, which is included in the Company’s interest expense. The weighted average annual fee for all SBA-guaranteed debentures as of September 30, 2015 and December 31, 2014 was 0.46% and 0.48%, respectively.

As of September 30, 2015 and December 31, 2014, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):

Fixed Maturity Date	Interest Rate	SBA Annual Charge	September 30, 2015	December 31, 2014
September 1, 2015	4.941%	0.871%	$—	$8,000
March 1, 2016	5.524%	0.871%	2,000	2,000
September 1, 2016	5.535%	0.941%	11,500	11,500
March 1, 2019	4.620%	0.941%	5,000	5,000
September 1, 2020	3.215%	0.285%	19,000	19,000
March 1, 2021	4.084%	0.515%	15,700	15,700
March 1, 2021	4.084%	0.285%	46,000	46,000
March 1, 2022	2.766%	0.285%	10,000	10,000
March 1, 2022	2.766%	0.515%	50,000	50,000
March 1, 2023	2.351%	0.515%	25,000	25,000
			$184,200	$192,200

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

For the three and nine months ended September 30, 2015, the Company has recorded $2.0 million and $6.1 million of interest expense and $0.1 million and $0.4 million of amortization of deferred financing costs related to the Notes, respectively.

For the three and nine months ended September 30, 2014, the Company has recorded $2.0 million and $2.4 million of interest expense and $0.1 million and $0.1 million of amortization of deferred financing costs related to the Notes, respectively.

Credit Facility

On October 17, 2014, the Company entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. The Credit Facility initially provided for borrowing up to $50,000,000 and may be increased up to $150,000,000 pursuant to its “accordion” feature. The Credit Facility matures on October 17, 2018. On January 6, 2015, the Company entered into an Incremental Assumption Agreement (the “First Incremental Assumption Agreement”) relating to the Credit Facility. The Incremental Assumption Agreement increased the amount of borrowings available under the Credit Facility from $50,000,000 to $80,000,000. The $30,000,000 increase in total commitments under the Credit Facility was executed under the “accordion” feature of the Credit Facility, which allows for an increase in total commitments under the Credit Facility up to $150,000,000. On August 19, 2015, the Company entered into a second Incremental Assumption Agreement (the “Second Incremental Assumption Agreement”) relating to the Credit Facility. The Second Incremental Assumption Agreement increased the amount of borrowings available under the Credit Facility from $80,000,000 to $120,000,000. The $40,000,000 increase in total commitments under the Credit Facility was executed under the “accordion” feature of the Credit Facility, which allows for an increase in total commitments under the Credit Facility up to $150,000,000.

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

As of September 30, 2015, the Company had $51.0 million outstanding under the Credit Facility. For the three months ended September 30, 2015, the Company recorded $0.3 million of interest expense, $0.2 million of amortization of deferred financing costs and $0.1 million of unused commitment fees related to the Credit Facility. For the nine months ended September 30, 2015, the Company recorded $0.3 million of interest expense, $0.6 million of amortization of deferred financing costs and $0.6 million of unused commitment fees related to the Credit Facility.

The Credit Facility is secured by investments and cash held by Capitala Finance Corp., exclusive of assets held at our two SBIC subsidiaries. Assets pledged to secure the Credit Facility were $260.5 million at September 30, 2015. As part of the terms of the Credit Facility, the Company may not make cash distributions with respect to any taxable year that exceed 110% (125% if the Company is not in default and its covered debt does not exceed 85% of the borrowing base) of the amounts required to be distributed to maintain eligibility as a RIC and to reduce the Company’s tax liability to zero for taxes imposed on its investment company taxable income and net capital gains.

Note 8. Directors Fees

Our independent directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting, and also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three and nine months ended September 30, 2015, the Company recognized director fee expense of $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2014, the Company recognized director fee expense of $0.1 million and $0.3 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

Note 9. Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in four majority owned portfolio companies that are considered significant subsidiaries under the guidance in Regulation S-X, but are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each portfolio company, along with summarized financial information as of September 30, 2015 and December 31, 2014, and for the nine month periods ended September 30, 2015 and September 30, 2014.

Print Direction, Inc.

Print Direction, Inc., incorporated in Georgia on May 11, 2006, is a professional printing services firm serving customers, particular fast food, retail, and other similar chains, throughout the United States. Print Direction, Inc. also provides warehousing and distribution services for these customers. The loss the Company generated from Print Direction, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized depreciation, was $(0.8) million and $(3.9) million for the nine months ended September 30, 2015 and September 30, 2014, respectively.

Navis Holdings, Inc.

Navis Holdings, Inc., incorporated in Delaware on December 21, 2010, designs and manufactures leading machinery for the global knit and woven finishing textile industries. The income the Company generated from Navis Holdings, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation, was $3.6 million and $3.3 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.

On-Site Fuel Service, Inc.

On-Site Fuel Service, Inc. is a 100% owned subsidiary of On-Site Fuel Holdings, Inc., which was incorporated in Delaware on December 19, 2011. On-Site Fuel Service, Inc. provides fueling services for commercial and government vehicle fleets throughout the southeast United States. The loss the Company generated from On-Site Fuel Service, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized depreciation, was $(0.7) million and $(2.5) million for the nine months ended September 30, 2015 and September 30, 2014, respectively.

CableOrganizer Acquisition, LLC

CableOrganizer Acquisition, LLC, a Delaware limited liability company that began operations on April 23, 2013, is a leading online provider of cable and wire management products. The income the Company generated from CableOrganizer Acquisition, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation/(depreciation) was $0.1 million and $2.4 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.

The summarized financial information of our unconsolidated subsidiaries is as follows (dollars in thousands):

	As of
Balance Sheet - Print Direction, Inc.	September 30, 2015	December 31, 2014
Current assets	$3,964	$5,055
Noncurrent assets	5,332	5,346
Total assets	$9,296	$10,401

Current liabilities	$2,608	$3,193
Noncurrent liabilities	14,652	14,510
Total liabilities	$17,260	$17,703

Total deficit	$(7,964)	$(7,302)

	Nine Months Ended
Statements of Operations - Print Direction, Inc.	September 30, 2015	September 30, 2014
Net sales	$12,695	$16,763
Cost of goods sold	5,332	6,629
Gross profit	$7,363	$10,134

Other expenses	$8,512	$9,997
Income (loss) before income taxes	(1,149)	137
Income tax provision (benefit)	(483)	58
Net income (loss)	$(666)	$79

	As of
Balance Sheet - Navis Holdings, Inc.	September 30, 2015	December 31, 2014
Current assets	$5,762	$4,818
Noncurrent assets	4,039	5,002
Total assets	$9,801	$9,820

Current liabilities	$2,700	$3,179
Noncurrent liabilities	6,913	6,921
Total liabilities	$9,613	$10,100

Total equity/(deficit)	$188	$(280)

	Nine Months Ended
Statements of Operations - Navis Holdings, Inc.	September 30, 2015	September 30, 2014
Net sales	$13,065	$10,642
Cost of goods sold	8,329	6,630
Gross profit	$4,736	$4,012

Other expenses	$3,978	$3,713
Income before income taxes	758	299
Income tax provision	299	124
Net income	$459	$175

	As of
Balance Sheet - On-Site Fuel Service, Inc.	September 30, 2015	December 31,2014
Current assets	$11,006	$13,021
Noncurrent assets	17,918	18,464
Total assets	$28,924	$31,485

Current liabilities	$10,309	$12,439
Noncurrent liabilities	15,067	12,174
Total liabilities	$25,376	$24,613

Total equity	$3,548	$6,872

	Nine Months Ended
Statements of Operations - On-Site Fuel Service, Inc.	September 30, 2015	September 30, 2014
Net sales	$87,249	$158,709
Cost of goods sold	84,421	150,540
Gross profit	$2,828	$8,169

Other expenses	$5,340	$9,548
Income (loss) before income taxes	(2,512)	(1,379)
Income tax provision (benefit)	—	—
Net loss	$(2,512)	$(1,379)

	As of
Balance Sheet - CableOrganizer Acquisition, LLC	September 30, 2015	December 31,2014
Current assets	$3,694	$3,462
Noncurrent assets	12,390	12,433
Total assets	$16,084	$15,895

Current liabilities	$2,392	$2,370
Noncurrent liabilities	11,162	10,837
Total liabilities	$13,554	$13,207

Total equity	$2,530	$2,688

	Nine Months Ended
Statements of Operations - CableOrganizer Acquisition, LLC	September 30, 2015	September 30, 2014
Net sales	$19,755	$18,191
Cost of goods sold	13,241	11,585
Gross profit	$6,514	$6,606

Other expenses	$6,673	$5,933
Income (loss) before income taxes	(159)	673
Income tax provision (benefit)	—	—
Net income/(loss)	$(159)	$673

Note 10. Public Offering

On April 13, 2015, the Company completed an underwritten offering of 3,500,000 shares of its common stock at a public offering price of $18.32 per share. The total proceeds received in the offering net of underwriting discounts and offering costs were approximately $61.7 million.

Note 11. Earnings Per Share

In accordance with the provisions of ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2015, there were no dilutive shares.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended September 30, 2015 and September 30, 2014 (dollars in thousands except share and per share data):

	For the Three Months Ended		For the Nine Months Ended
Basic and diluted	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net increase in net assets from operations	$7,958	$311	$22,767	$7,740
Weighted average common stock outstanding	16,088,979	12,974,420	15,018,537	12,974,420
Net increase in net assets per share from operations-basic and diluted	$0.49	$0.02	$1.52	$0.60

Note 12. Distributions

The Company’s distributions are recorded as payable on the date declared. Shareholders have the option to receive payment of the distribution in cash, shares of common stock, or a combination of cash and common stock.

The following table summarizes the Company’s distribution declarations for the nine months ended September 30, 2015 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 2, 2015	January 22, 2015	January 29, 2015	$0.1567	$2,033	—	$—
January 2, 2015	February 20, 2015	February 26, 2015	0.1567	2,033	—	—
January 2, 2015	March 23, 2015	March 30, 2015	0.1567	1,994	2,139	38
February 26, 2015	March 23, 2015 (1)	March 30, 2015	0.05	635	683	12
February 26, 2015	April 23, 2015 (1)	April 29, 2015	0.05	824	—	—
February 26, 2015	May 21, 2015 (1)	May 28, 2015	0.05	808	998	16
February 26, 2015	June 22, 2015 (1)	June 29, 2015	0.05	793	1,361	20
February 26, 2015	July 23, 2015 (1)	July 30, 2015	0.05	783	1,600	23
February 26, 2015	August 21, 2015 (1)	August 28, 2015	0.05	776	1,819	24
February 26, 2015	September 23, 2015 (1)	September 29, 2015	0.05	739	4,475	53
February 26, 2015	October 23, 2015 (1)	October 29, 2015	0.05	—	—	—
February 26, 2015	November 20, 2015 (1)	November 27, 2015	0.05	—	—	—
February 26, 2015	December 22, 2015 (1)	December 30, 2015	0.05	—	—	—
April 1 , 2015	April 23, 2015	April 29, 2015	0.1567	2,581	—	—
April 1 , 2015	May 21, 2015	May 28, 2015	0.1567	2,529	3,126	52
April 1 , 2015	June 22, 2015	June 29, 2015	0.1567	2,483	4,266	63
July 1, 2015	July 23, 2015	July 30, 2015	0.1567	2,454	5,016	74
July 1, 2015	August 21, 2015	August, 28, 2015	0.1567	2,434	5,701	74
July 1, 2015	September 23, 2015	September 29, 2015	0.1567	2,320	14,026	168
Total Distributions Declared			$1.91	$26,219	45,210	$617

(1)	On February 26, 2015, the Company’s Board of Directors declared a special distribution of $0.50 per share of the Company’s common stock, to be paid monthly over the remainder of 2015.

The following table summarizes the Company’s distribution declarations for the nine months ended September 30, 2014:

Date Declared	Record Date	Payment Date	Amount Per Share
February 27, 2014	March 14, 2014	March 26, 2014	$0.47
May 8, 2014	June 9, 2014	June 26, 2014	0.47
August 7, 2014	September 12, 2014	September 26, 2014	0.47
		Total Distributions Declared	$1.41

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

During the nine months ended September 30, 2015, and since the approval of the repurchase program, the Company repurchased 624,050 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $9.9 million. As of September 30, 2015, none of these share repurchases were unsettled. The Company is incorporated in Maryland and under the law of the state, shares repurchased are considered retired (repurchased shares become authorized but unissued shares) rather than treasury stock. As a result, the cost of the stock repurchased is recorded as a reduction to capital in excess of par value on the consolidated statement of changes in net assets.

Note 14. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2015 and 2014 (dollars in thousands, except share and per share data):

	September 30, 2015	September 30, 2014
Per share data:
Net asset value at beginning of period	$18.56	$20.71
Net investment income (1)	1.19	1.15
Net realized gain (loss) on investments (1)	0.61	(0.11)
Net unrealized depreciation on investments (1)	(0.29)	(0.45)
Dividends declared from net investment income	(1.41)	(1.41)
Dividends declared from net realized gains	(0.50)	—
Issuance of common stock	(0.15)	—
Accretive impact of stock repurchase	0.09	—
Other (8)	(0.06)	—
Net asset value at end of period	$18.04	$19.89
Net assets at end of period	$286,813	$258,116
Shares outstanding at end of period	15,895,580	12,974,420
Per share market value at end of period	$12.97	$17.72
Total return based on market value (2)	(18.71)%	(4.12)%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (4)	9.06%	7.55%
Ratio of incentive fee to average net assets (4)	2.25%	1.44%
Ratio of debt related expenses to average net assets (4)	7.14%	4.50%
Ratio of other operating expenses, net of management fee waiver to average net assets(4)(7)	5.52%	4.80%
Ratio of total expenses to average net assets (4)	14.92%	10.74%
Portfolio turnover rate (3)	23.52%	16.14%
Average debt outstanding (5)	$317,524	$238,293
Average debt outstanding per common share	$19.98	$18.37
Asset coverage ratio per unit (6)	$2,744	$1,845

(1)	Based on daily weighted average balance of shares outstanding during the period.
(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(3)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value. Portfolio turnover rates that cover less than a full period are not annualized.
(4)	Ratios are annualized.
(5)	Based on daily weighted average balance of debt outstanding during the period.
(6)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtness not represented by senior securities, to the aggregate amount of senior securities representing indebtness. We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of September 30, 2015 pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtness. Including our unfunded commitments of $21.0 million as of September 30, 2015, our asset coverage ratio would be $2,434.
(7)	The ratio of waived management fees to average net assets was 0.09% for the nine months ended September 30, 2014.
(8)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of September 30, 2015.

Distributions

On October 1, 2015, the Company’s Board of Directors declared normal monthly distributions for October, November, and December of 2015 as set forth below:

Date Declared	Record Date	Payment Date	Distributions per Share
October 1, 2015	October 23, 2015	October 29, 2015	$0.1567
October 1, 2015	November 20, 2015	November 27, 2015	$0.1567
October 1, 2015	December 22, 2015	December 30, 2015	$0.1567

Portfolio Activity

On October 22, 2015, the Company sold $13.0 million of its Western Window Systems, LLC senior secured term debt investment as part of a post-closing syndication.

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became the Fund’s wholly-owned subsidiaries. Fund II and Fund III retained their SBIC licenses, continued to hold their existing investments at the time of the IPO and have continued to make new investments after the IPO. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. As of September 30, 2015, the Company had 15,895,580 shares of common stock outstanding.

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

Consolidation

As provided under Regulation S-X and Accounting Standards Codification (“ASC”) Topic 946 – Financial Services – Investment Companies (ASC Topic 946), the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned subsidiaries in its consolidated financial statements. The Company does not consolidate its interests in Capitala Senior Liquid Loan Fund I, LLC (“CSLLF”) and CION/Capitala Senior Liquid Loan Fund I, LLC (“CCSLLF”) because the entities are not considered substantially wholly owned investment company subsidiaries. Further, CSLLF and CCSLLF are joint ventures for which shared power exists relating to the decisions that most significantly impact the economic performance of the entities. See Note 4 for description of the Company’s investments in CSLLF and CCSLLF.

The Company’s financial position as of September 30, 2015 is presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and the Florida Sidecar) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Expenses

Our primary operating expenses include the payment of investment advisory fees to our Investment Advisor, our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement and other operating expenses as detailed below. Our investment advisory fee will compensate our Investment Advisor for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. We will bear all other expenses of our operations and transactions, including (without limitation):

•	the cost of our organization;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of our shares and other securities;

•	interest payable on debt, if any, to finance our investments;

•	fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments and advisory fees;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	costs associated with our reporting and compliance obligations under the 1940 Act, the Securities Exchange Act of 1934, as amended, other applicable federal and state securities laws and ongoing stock exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	costs of proxy statements, stockholders’ reports and other communications with stockholders;

•	fidelity bond, directors’ and officers’ liability insurance, errors and omissions liability insurance and other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs; and

•	all other expenses incurred by either our Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of any costs of compensation and related expenses of our chief compliance officer, our chief financial officer, our controller, and any administrative support staff.

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a market for the securities existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement.

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

ASC Topic 740, Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of September 30, 2015 and December 31, 2014, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of September 30, 2015 and December 31, 2014. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the nine month periods ended September 30, 2015 and September 30, 2014. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations.

Portfolio and Investment Activity

As of September 30, 2015, our portfolio consisted of investments in 58 portfolio companies with a fair value of approximately $588.2 million.

During the three months ended September 30, 2015, we made approximately $55.6 million of investments and had approximately $34.7 million in repayments resulting in net investments of approximately $20.9 million for the period. During the three months ended September 30, 2014, we made approximately $86.7 million of investments and had approximately $44.7 million in repayments resulting in net investments of approximately $42.0 million for the period.

During the nine months ended September 30, 2015, we made approximately $225.6 million of investments and had approximately $126.6 million in repayments resulting in net investments of approximately $99.0 million for the period. During the nine months ended September 30, 2014, we made approximately $150.3 million of investments and had approximately $64.8 million in repayments resulting in net investments of approximately $85.5 million for the period.

 As of September 30, 2015, our debt investment portfolio, which represented 80.9% of our total portfolio, had a weighted average yield of approximately 12.1%. As of September 30, 2015, 72.5% of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2014, our debt investment portfolio, which represented 76.7% of our total portfolio, had a weighted average yield of approximately 12.5%. As of December 31, 2014, 79.0% of our debt investment portfolio was bearing a fixed rate of interest.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of September 30, 2015 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$218,140	36.9%	$215,633	34.5%
Subordinated Debt	261,967	44.3	260,303	41.6
Equity and Warrants	53,221	9.0	92,704	14.8
Capitala Senior Liquid Loan Fund I, LLC	20,000	3.4	19,577	3.1
Cash and Cash Equivalents	37,535	6.4	37,535	6.0
Total	$590,863	100.0%	$625,752	100.0%

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of December 31, 2014 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$146,399	29.5%	$146,314	27.3%
Subordinated Debt	231,901	46.7	222,300	41.5
Equity and Warrants	62,855	12.7	111,723	20.9
Cash and Cash Equivalents	55,107	11.1	55,107	10.3
Total	$496,262	100.0%	$535,444	100.0%

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	September 30, 2015		December 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Oil & Gas Services	$41,547	7.0%	$34,088	7.1%
Building Products	30,000	5.1	4,895	1.0
Consumer Electronics	28,300	4.8	—	—
Transportation	28,299	4.8	27,094	5.6
Financial Services	25,461	4.3	8,300	1.7
IT Government Contracting	20,000	3.4	20,000	4.2
Investment Fund	19,577	3.3	—	—
Food Product Manufacturer	18,932	3.2	19,126	4.0
Sales & Marketing Services	18,023	3.1	23,632	4.9
Medical Device Distributor	17,553	3.0	14,349	3.0
Footwear Retail	17,446	3.0	15,687	3.3
Printing Services	17,200	2.9	18,324	3.8
Bakery Supplies Distributor	16,490	2.8	16,297	3.4
Retail Display & Security Services	16,311	2.8	12,958	2.7
Farming	15,594	2.7	—	—
Professional and Personal Digital Imaging	15,000	2.6	—	—
Home Décor Manufacturer	14,700	2.5	14,611	3.0
Industrial Equipment Rental	13,271	2.3	13,212	2.8
Automobile Part Manufacturer	12,778	2.2	15,846	3.3
Oil & Gas Engineering and Consulting Services	12,750	2.2	14,547	3.0
Textile Equipment Manufacturer	12,718	2.2	10,577	2.2
Construction Services	12,500	2.1	12,500	2.6
Bowling Products	12,038	2.0	—	—
Healthcare Management	12,005	2.0	12,420	2.6
Computer Supply Retail	11,100	1.9	11,984	2.5
Energy Services	11,000	1.9	10,573	2.2
Healthcare	9,875	1.7	—	—
Data Processing & Digital Marketing	9,856	1.7	8,005	1.7
Dental Practice Management	8,323	1.4	7,826	1.6
Information Technology	8,000	1.4	—	—
Conglomerate	7,282	1.2	7,179	1.5
Fuel Transportation Services	6,694	1.1	4,783	1.0
Specialty Clothing	5,990	1.0	5,723	1.2
Produce Distribution	5,557	0.9	5,711	1.2
Home Repair Parts Manufacturer	5,216	0.9	—	—
Crane Rental and Sales	5,035	0.9	—	—
Satellite Communications	4,928	0.8	—	—
Industrial Specialty Services	4,868	0.8	—	—
Online Merchandise Retailer	4,435	0.8	4,804	1.0
Replacement Window Manufacturer	4,391	0.7	4,857	1.0
Scrap Metal Recycler	4,250	0.7	4,927	1.0
Automotive Chemicals & Lubricants	3,986	0.7	3,891	0.8
Advertising & Marketing Services	3,820	0.6	4,219	0.9
Industrial Manufacturing	3,564	0.6	3,510	0.7
QSR Franchisor	3,248	0.6	2,506	0.5
Disaster Recovery Homebuilding	2,000	0.3	—	—
Specialty Defense Contractor	1,800	0.3	1,850	0.4
Western Wear Retail	1,755	0.3	10,920	2.3
In-Home Healthcare Services	1,008	0.2	624	0.1
Entertainment	985	0.2	—	—
Home product Manufacturer	758	0.1	758	0.2
QSR Franchisee	—	—	17,465	3.6
Personal Product Manufacturer	—	—	16,241	3.4
Wireless Communication Retailer	—	—	12,000	2.5
Restaurant Chain	—	—	9,738	2.0
Petroleum Equipment Supplier	—	—	3,850	0.8
Education Services	—	—	3,000	0.6
Professional Employer Organization	—	—	2,700	0.6
Online Travel Sales & Marketing	—	—	1,750	0.4
IT Hosting Services	—	—	480	0.1
Total	$588,217	100.0%	$480,337	100.0%

As of September 30, 2015, we had 5 portfolio companies within the energy sector, representing approximately 11.1% of the total investment portfolio, based on fair values. The September 30, 2015 fair values were approximately 83.2% of cost, compared to 89.5% at December 31, 2014. Management continues to closely monitor each of these investments, maintaining frequent dialogue with company management and, where appropriate, sponsors.

With the exception of an $8.3 million investment and a $1.0 million investment in internationally headquartered companies, all investments made by us as of September 30, 2015 and December 31, 2014, respectively, were made in portfolio companies located in the United States. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015		December 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$299,864	51.0%	$272,457	56.7%
Northeast	94,737	16.1	86,411	18.0
West	94,540	16.1	75,066	15.7
Midwest	89,791	15.2	38,103	7.9
International	9,285	1.6	8,300	1.7
Total	$588,217	100.0%	$480,337	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	As of September 30, 2015		As of December 31, 2014
Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$160,212	27.2%	$146,471	30.5%
2	335,022	57.0	271,864	56.6
3	73,807	12.5	55,325	11.5
4	19,176	3.3	6,677	1.4
5	—	—	—	—
Total	$588,217	100.0%	$480,337	100.0%

As of September 30, 2015, the Company had three debt investments on cash non-accrual status with an amortized cost of $13.6 million and a fair value of $10.9 million representing 2.5% and 1.9% of the investment portfolio, respectively. As of December 31, 2014, the Company had debt investments in one portfolio company on cash non-accrual status with an amortized cost of $3.4 million and a fair value of $0.0 million representing 0.8% and 0.0% of the investment portfolio, respectively.

As of September 30, 2015, the Company had two debt investments on PIK non-accrual status with an amortized cost of $13.5 million, and a fair value of $9.7 million, representing 2.4%, and 1.7% of the investment portfolio, respectively. As of December 31, 2014, the Company had debt investments in one portfolio company on PIK non-accrual status with an amortized cost of $13.1 million, and a fair value of $10.6 million, representing 3.0%, and 2.2% of the investment portfolio, respectively.

Results of Operations

Operating results for the three and nine months ended September 30, 2015 and 2014 are as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Total investment income	$18,304	$11,167	$47,429	$36,067
Total expenses, net	10,517	7,623	29,509	21,170
Net investment income	7,787	3,544	17,920	14,897
Net realized gain (loss) from investments	(16,037)	(3,055)	9,140	(1,373)
Net unrealized appreciation/(depreciation) on investments	16,208	(178)	(4,293)	(5,784)
Net increase in net assets resulting from operations	$7,958	$311	$22,767	$7,740

Investment income

The composition of our investment income for the three and nine months ended September 30, 2015 and 2014 was as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest income	$14,146	$9,147	$37,644	$24,909
Fee income	1,762	1,169	4,852	1,935
Payment-in-kind interest and dividend income	1,597	728	3,558	2,061
Dividend income	798	120	1,371	7,145
Interest from cash and cash equivalents	1	3	4	17
Total investment income	$18,304	$11,167	$47,429	$36,067

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

For the three months ended September 30, 2015, total investment income increased $7.1 million, or 63.9% compared to the three months ended September 30, 2014. The increase from the prior period relates primarily to higher interest and PIK income from a growing investment portfolio. In addition, the increase from the prior period was aided by amendment, prepayment, and other non-origination fees of $0.9 million for the three months ended September 30, 2015, compared to $0.2 in non-origination fees for the three months ended September 30, 2014. The increase in dividend income from the prior period was due to a $0.4 million dividend declared by CSLLF and a one time dividend of $0.2 million received from Navis Holdings, Inc.

For the nine months ended September 30, 2015, total investment income increased $11.4 million, or 31.5% compared to the nine months ended September 30, 2014. The increase from the prior period relates primarily to higher interest and PIK income from a growing investment portfolio and increase in fee income due to increase in deployments, offset by a decline in non-recurring dividend income.

Operating expenses

The composition of our expenses for the three and nine months ended September 30, 2015 and September 30, 2014 was as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest and financing expenses	$4,809	$4,268	$14,126	$8,870
Management fees, net of management fee waiver	2,781	2,498	7,778	6,592
Incentive fees	1,946	—	4,457	2,838
General and administrative expenses	981	857	3,148	2,870
Total expenses, net of management fee waiver	$10,517	$7,623	$29,509	$21,170

For the three months ended September 30, 2015, operating expenses increased $2.9 million, or 38.0%, compared to the three months ended September 30, 2014. The increase from the prior period was primarily due to $0.6 million in interest and financing expenses on the Credit Facility originated in October of 2014 and $1.9 million in incentive fees earned for the three months ended September 30, 2015.

For the nine months ended September 30, 2015, operating expenses increased $8.3 million, or 39.4%, compared to the nine months ended September 30, 2014. The increase from the prior period was primarily due to increase in interest and financing expenses due to the issuance of Notes in June of 2014 and the Credit Facility in October 2014. Management fees increased over prior period due to growth in assets under management. Incentive fees increased from prior period due to increase in pre-incentive fee net investment income.

Net realized gains/losses on sales of investments

During the three months ended September 30, 2015, we recognized $(16.0) million of net realized losses on our portfolio investments. During the nine months ended September 30, 2015, we recognized $9.1 million of net realized gains on our portfolio investments. During the three and nine months ended September 30, 2014, we recognized $(3.1) million and $(1.4) million, respectively, of net realized losses on our portfolio investments.

For the three months ended September 30, 2015, realized losses were driven primarily by an $(11.3) million realized loss on the Company’s investment in Source Capital SSCR, LLC and a $(5.1) million realized loss on the Company’s investment in Market E’s, LLC. For the nine months ended September 30, 2015, losses on Source Capital SSCR, LLC and Market E’s, LLC were offset primarily by recognized gains of $11.0, $10.3 million, and $7.1 million on the Company’s investments in Bootbarn Holdings, Inc, KBP Investments, LLC, and Corporate Visions, Inc, respectively.

Net unrealized appreciation/depreciation on investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three months ended September 30, 2015, we had net unrealized appreciation of $16.2 million on portfolio investments. During the three months ended September 30, 2015, we had $12.1 million in net unrealized appreciation related to reversal of net unrealized depreciation on investments with net realized losses recognized during the period. For the nine months ended September 30, 2015, we had net unrealized depreciation of $(4.3) million on portfolio investments. During the nine months ended September 30, 2015, we had $(11.0) million in net unrealized depreciation related to reversal of net unrealized appreciation on investments with net realized gains recognized during the period.

For the three months ended September 30, 2014, we had a $(0.2) million in unrealized depreciation on portfolio investments. For the nine months ended September 30, 2014, we had $(5.8) million in unrealized depreciation on portfolio investments.

Changes in net assets resulting from operations

For the three and nine months ended September 30, 2015, we recorded a net increase in net assets resulting from operations of $8.0 million and $22.8 million, respectively. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2015, our per share net increase in net assets resulting from operations was $0.49 and $1.52, respectively. For the three and nine months ended September 30, 2014, we recorded a net increase in net assets resulting from operations of $0.3 million and $7.7 million, respectively. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2014 our per share net increase in net assets resulting from operations was $0.02 and $0.60, respectively.

Financial Condition, Liquidity and Capital Resources

The Company uses and intends to use existing cash primarily to originate investments in new and existing portfolio companies, pay dividends to our shareholders, and repay indebtedness.

On September 30, 2013, the Company issued 4,000,000 shares at $20.00 per share in its IPO, yielding net proceeds of $74.25 million.

Including the net proceeds from the Company’s IPO on September 30, 2013, the Company has raised approximately $245.0 million in net proceeds in debt and equity offerings and obtained credit availability through our Credit Facility of $120.0 million through September 30, 2015.

The Company issued $113.4 million in aggregate principal amount of 7.125% fixed-rate notes (the “Notes”) in June of 2014, yielding net proceeds of $109.1 million after underwriting costs. The Notes will mature on June 16, 2021, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after June 17, 2017 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. The notes bear interest at a rate of 7.125% per year payable quarterly on March 16, June 16, September 16, and December 16 of each year, beginning September 16, 2014. The Notes are listed on the New York Stock Exchange under the trading symbol “CLA” with a par value $25.00 per share.

On October 17, 2014, the Company entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. The Credit Facility initially provided for borrowings up to $50,000,000 and may be increased up to $150,000,000 pursuant to its “accordion” feature. The Credit Facility matures on October 17, 2018.

On January 6, 2015, the Company entered into an Incremental Assumption Agreement (the “First Incremental Assumption Agreement”) relating to the Credit Facility. The First Incremental Assumption Agreement increased the amount of borrowings available under the Credit Facility from $50,000,000 to $80,000,000. The $30,000,000 increase in total commitments under the Credit Facility was executed under the “accordion” feature of the Credit Facility, which allows for an increase in total commitments under the Credit Facility up to $150,000,000. On August 19, 2015, the Company entered into a second Incremental Assumption Agreement (the “Second Incremental Assumption Agreement”) relating to the Credit Facility. The Second Incremental Assumption Agreement increased the amount of borrowings available under the Credit Facility from $80,000,000 to $120,000,000. The $40,000,000 increase in total commitments under the Credit Facility was executed under the “accordion” feature of the Credit Facility, which allows for an increase in total commitments under the Credit Facility up to $150,000,000.

As of September 30, 2015, the Company had $51.0 million outstanding and $69.0 million available under the Credit Facility.

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

During the three and nine months ended September 30, 2015, the Company repurchased 399,448 shares and 624,050 shares, respectively, of common stock in open market transactions for an aggregate cost (including transaction costs) of $6.0 million and $9.9 million, respectively. As of September 30, 2015, none of these share repurchases were unsettled. The Company is incorporated in Maryland and under Maryland General Corporation Law, shares repurchased are considered retired (repurchased shares become authorized but unissued shares) rather than treasury stock. As a result, the cost of the stock repurchased is recorded as a reduction to capital in excess of par value on the Consolidated Statement of Changes in Net Assets.

As of September 30, 2015, Fund II had $17.1 million in regulatory capital and $34.2 million in SBA-guaranteed debentures outstanding and Fund III had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding. In addition to our existing SBA-guaranteed debentures, we may, if permitted by regulation, seek to issue additional SBA-guaranteed debentures as well as other forms of leverage and borrow funds to make investments. On June 10, 2014, we received an exemptive order from the SEC exempting us, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. We intend to comply with the conditions of the order.

As of September 30, 2015, we had $37.5 million in cash and cash equivalents, and our net assets totaled $286.8 million.

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

A summary of the Company’s significant contractual payment obligations as of September 30, 2015 is as follows (dollars in thousands):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
SBA-Guaranteed Debentures	$13,500	$—	$24,000	$146,700	$184,200
Note Obligations	—	—	—	113,438	113,438
Credit Facility	—	51,000	—	—	51,000
Total Contractual Obligations	$13,500	$51,000	$24,000	$260,138	$348,638

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

The following table summarizes our distributions declared since the IPO through September 30, 2015:

Date Declared	Record Date	Payment Date	Amount Per Share
July 1, 2015	September 23, 2015	September 29, 2015	$0.1567
July 1, 2015	August 21, 2015	August 28, 2015	0.1567
July 1, 2015	July 23, 2015	July 30, 2015	0.1567
April 1, 2015	June 22, 2015	June 29, 2015	0.1567
April 1, 2015	May 21, 2015	May 28, 2015	0.1567
April 1, 2015	April 23, 2015	April 29, 2015	0.1567
February 26, 2015	December 22, 2015	December 30, 2015	0.05
February 26, 2015	November 20, 2015	November 27, 2015	0.05
February 26, 2015	October 23, 2015	October 29, 2015	0.05
February 26, 2015	September 23, 2015	September 29, 2015	0.05
February 26, 2015	August 21, 2015	August 28, 2015	0.05
February 26, 2015	July 23, 2015	July 30, 2015	0.05
February 26, 2015	June 22, 2015	June 29, 2015	0.05
February 26, 2015	May 21, 2015	May 28, 2015	0.05
February 26, 2015	April 23, 2015	April 29, 2015	0.05
February 26, 2015	March 23, 2015	March 30, 2015	0.05
January 2, 2015	March 23, 2015	March 30, 2015	0.1567
January 2, 2015	February 20, 2015	February 26, 2015	0.1567
January 2, 2015	January 22, 2015	January 29, 2015	0.1567
		Total Distributions Declared	$1.91

Date Declared	Record Date	Payment Date	Amount Per Share
October 2, 2014	December 19, 2014	December 30, 2014	$0.1567
October 2, 2014	November 21, 2014	November 28, 2014	0.1567
October 2, 2014	October 22, 2014	October 30, 2014	0.1567
August 7, 2014	September 12, 2014	September 26, 2014	0.47
May 8, 2014	June 9, 2014	June 26, 2014	0.47
February 27, 2014	March 14, 2014	March 26, 2014	0.47
		Total Distributions Declared	$1.88

Date Declared	Record Date	Payment Date	Amount Per Share
November 11, 2013	December 10, 2013	December 30, 2013	$0.47
		Total Distributions Declared	$0.47

Related Parties

We have entered into the Investment Advisory Agreement with Capitala Investment Advisors. Mr. Alala, our chief executive officer, president and chairman of our Board of Directors, is the managing partner and chief investment officer of Capitala Investment Advisors, and Mr. Broyhill, a member of our Board of Directors, has an indirect controlling interest in Capitala Investment Advisors.

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

We have entered into the Administration Agreement with our Administrator. Pursuant to the terms of the Administration Agreement, our Administrator provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Alala, our chief executive officer, president and chairman of our Board of Directors, is the chief executive officer, president and a director of our Administrator.

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

Distributions

On October 1, 2015, the Company’s Board of Directors declared normal monthly distributions for October, November, and December of 2015 as set forth below:

Date Declared	Record Date	Payment Date	Distributions per Share
October 1, 2015	October 23, 2015	October 29, 2015	$0.1567
October 1, 2015	November 20, 2015	November 27, 2015	$0.1567
October 1, 2015	December 22, 2015	December 30, 2015	$0.1567

Portfolio Activity

 On October 22, 2015, the Company sold $13.0 million of its Western Window Systems, LLC senior secured term debt investment as part of a post-closing syndication.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the nine months ended September 30, 2015, we did not engage in hedging activities.

As of September 30, 2015, the Company had $130.8 million in variable rate investments, representing approximately 27.5% of the fair market value of total interest earning debt investments. All variable rate securities are London Interbank Offered Rate (“LIBOR”) based and are subject to interest rate floors. As of September 30, 2015, all variable rate securities were yielding interest at a rate equal to the established interest rate floor. As of September 30, 2015, the Company had $51.0 million outstanding on its revolving credit facility which has a variable rate of interest at LIBOR + 300. As of September 30, 2015, all of our other interest paying liabilities, consisting of $184.2 million in SBA-guaranteed debentures and $113.4 million in notes payable, were bearing interest at a fixed rate.

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

Based on our September 30, 2015 consolidated statement of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase/(Decrease) in Interest Income	(Increase)/Decrease in Interest Expense	Net Income/(loss)
Up 300 basis points	$3,070	(1,654)	$1,416
Up 200 basis points	$1,693	(1,137)	$556
Up 100 basis points	$417	(620)	$(203)
Down 100 basis points	(7)	103	96
Down 200 basis points	—	—	—
Down 300 basis points	—	—	—

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None of us, our Investment Advisor, our Administrator or any of the Legacy Funds, is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, our Investment Advisor, our Administrator or any of the Legacy Funds. From time to time, we, our Investment Advisor, our Administrator, or any of the Legacy Funds may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2015, we issued 32,637 shares of common stock under our dividend reinvestment plan. The issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the quarter ended September 30, 2015 was approximately $0.4 million. Other than the shares issued under our dividend reinvestment plan during the quarter ended September 30, 2015, we did not sell any unregistered equity securities.

During the three months ended September 30, 2015, we repurchased 399,448 shares of common stock at a weighted average price of $15.02 per share resulting in $6.0 million paid during the three months ended September 30, 2015. During the nine months ended September 30, 2015, we repurchased 624,050 shares of common stock at a weighted average price of $15.85 per share resulting in $9.9 million paid during the nine months ended September 30, 2015. The following table outlines repurchases of our common stock during the nine months ended September 30, 2015:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
May 1, 2015 – May 31, 2015	109,430	$17.28	109,430	$10.1 million

June 1, 2015 – June 30, 2015	115,172	17.36	115,172	8.1 million

July 1, 2015 – July 31, 2015	123,382	16.20	123,382	6.1 million

August 1, 2015 – August 31, 2015	133,311	15.02	133,311	4.1 million

September 1, 2015 – September 30, 2015	142,755	14.00	142,755	2.1 million

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number	Description of Document
3.1	Articles of Amendment and Restatement (1)

3.2	Certificate of Limited Partnership of CapitalSouth Partners Fund II Limited Partnership (2)

3.3	Certificate of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P. (2)

3.4	Bylaws (1)

3.5	Form of Amended and Restated Limited Partnership Agreement of CapitalSouth Partners Fund II Limited Partnership (3)

3.6	Form of Amended and Restated Agreement of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P. (3)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Base Indenture (4)

4.3	Form of First Supplemental Indenture (4)

4.4	Form of Global Note (included as Exhibit A to the Form of First Supplemental Indenture) (4)

10.1	Form of Dividend Reinvestment Plan (1)

10.2	Form of Investment Advisory Agreement by and between Registrant and Capitala Investment Advisors, LLC (1)

10.3	Form of Custodian Agreement (1)

10.4	Form of Administration Agreement by and between Registrant and Capitala Advisors Corp. (1)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors (1)

10.6	Form of Trademark License Agreement by and between Registrant and Capitala Investment Advisors, LLC (1)

10.7	Form of Senior Secured Revolving Credit Agreement dated October 17, 2014, among Capitala Finance Corp., as Borrower, the lenders party thereto, and ING Capital LLC, as Administrative Agent, Arranger and Bookrunner (5)

10.8	Form of Guarantee, Pledge and Security Agreement dated October 17, 2014, among Capitala Finance Corp., as Borrower, the subsidiary guarantors party thereto, ING Capital LLC, as Revolving Administrative Agent for the Revolving Lenders and as Collateral Agent, and each Financing Agent and Designated Indebtedness Holder party thereto (5)

10.9	Form of Incremental Assumption Agreement, dated January 6, 2015, relating to the Senior Secured Revolving Credit Agreement, dated as of October 17, 2014, among Capitala Finance Corp., as borrower, the lenders from time to time party thereto, and ING Capital LLC, as administrative agent, arranger and bookrunner (6)

10.10	First Amended and Restated Limited Liability Company Agreement of Capitala Senior Liquid Loan Fund I, LLC, dated March 24, 2015 (7)

10.11	Form of Incremental Assumption Agreement, dated August 19, 2015, relating to the Senior Secured Revolving Credit Agreement, dated as of October 17, 2014, among Capitala Finance Corp., as borrower, the lenders from time to time party thereto, and ING Capital LLC, as administrative agent, arranger and bookrunner (8)

11.1	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Previously filed in connection with the Pre-Effective Amendment No. 1 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 9, 2013.

(2)	Previously filed in connection with Pre-Effective Amendment No. 2 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 16, 2013.

(3)	Previously filed in connection with Pre-Effective Amendment No. 5 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 24, 2013.

(4)	Previously filed in connection with Pre-Effective Amendment No. 2 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-193374) filed on May 21, 2014.

(5)	Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on October 21, 2014.

(6)	Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on January 8, 2015.

(7)	Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on March 24, 2015.

(8)	Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on August 25, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2015	By	/s/ Joseph B. Alala III
Joseph B. Alala III
Chief Executive Officer
(Principal Executive Officer)
Capitala Finance Corp.

Date: November 9, 2015	By	/s/ Stephen A. Arnall
Stephen A. Arnall
Chief Financial Officer
(Principal Financial and Accounting Officer)
Capitala Finance Corp.