Form 10-K
period 2015-12-31
Capitala Finance Corp.
filed 2016-03-08
CIK 1571329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive office, telephone number and state or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number
814-01022	Capitala Finance Corp. 4201 Congress St., Suite 360 Charlotte, North Carolina, 28209 Telephone: (704) 376-5502 State of Incorporation: Maryland	90-0945675

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share 7.125% Notes due 2021	The NASDAQ Global Select Market The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

Yes ☐	No ☒

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $234.6 million based on the number of shares held by non-affiliates of the registrant as of June 30, 2015, which was the last business day of the registrant’s most recently completed second fiscal quarter. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

The number of shares of Capitala Finance Corp.’s common stock, $0.01 par value, outstanding as of March 7, 2016 was 15,792,556.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

The Company was formed for the purpose of (i) acquiring, through a series of transactions, an investment portfolio from the following entities: CapitalSouth Partners Fund I Limited Partnership (“Fund I”); CapitalSouth Partners Fund II Limited Partnership (“Fund II”); CapitalSouth Partners Fund III, L.P. (“Fund III Parent”); CapitalSouth Partners SBIC Fund III, L.P. (“Fund III”) and CapitalSouth Partners Florida Sidecar Fund I, L.P. (“Florida Sidecar” and, collectively with Fund I, Fund II, Fund III and Fund III Parent, the “Legacy Funds”); (ii) raising capital in the IPO and (iii) continuing and expanding the business of the Legacy Funds by making additional debt and equity investments in smaller and lower middle-market companies.

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through our subsidiaries that are licensed by the U.S. Small Business Administration (“SBA”) under the Small Business Investment Company (“SBIC”) Act, we offer customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. We invest in mezzanine and senior debt investments that are secured by subordinated liens on all or a portion of our borrower’s assets and, to a lesser extent, in senior, cash flow-based “unitranche” securities. Many of our debt investments are coupled with equity interests, whether in the form of detachable “penny” warrants or equity co-investments made pari-passu with our borrower’s financial sponsors.

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became the Company’s wholly-owned subsidiaries. Fund II and Fund III retained their SBIC licenses, and continued to hold their existing investments at the time of IPO and have continued to make new investments after the IPO. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees, commissions, and other offering expenses totaling $5.75 million.

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

We typically will not limit our loan commitments to a percentage of a traditional borrowing base, although we attempt to protect against risk of loss on our debt investments by structuring, underwriting and pricing loans based on anticipated cash flows of our borrowers. As of December 31, 2015, our Investment Advisor underwrote investments in 114 lower middle-market and traditional middle-market companies totaling more than $980 million of invested capital since 2000, and we believe that a continuation of this strategy allows us to make structured investments with more attractive pricing and greater opportunities for meaningful equity participation than traditional asset-based, senior secured loans. Further, we believe that we benefit from our Investment Advisor’s long-standing relationships with many private equity fund sponsors, whose participation in portfolio companies, we believe, makes repayment from refinancing, asset sales and/or sales of the borrowers themselves more likely than a strategy whereby we consider investments only in founder-owned or non-sponsored borrowers.

OUR INVESTMENT ADVISOR

We are managed by the Investment Advisor, whose investment team members have significant and diverse experience financing, advising, operating and investing in smaller and lower middle-market companies. Moreover, our Investment Advisor’s investment team has refined its investment strategy by sourcing, reviewing, acquiring and monitoring 114 portfolio companies totaling more than $980 million of invested capital from 2000 through December 31, 2015. The Investment Advisor’s investment team also manages CapitalSouth Partners SBIC Fund IV, L.P. (“Fund IV”), a private investment limited partnership providing financing solutions to companies that generate between $5 million and $50 million in annual revenues and have between $1 million and $5 million in annual EBITDA. Fund IV had its first closing in March 2013 and obtained SBA approval for its SBIC license in April 2013. In addition to Fund IV, affiliates of the Investment Advisor manage several affiliated funds. We will not co-invest in transactions with other entities affiliated with the Investment Advisor unless we obtain an exemptive order from the SEC, for which we have applied, or do so in accordance with existing regulatory guidance. We do not expect to make co-investments, or otherwise compete for investment opportunities, with Fund IV because its focus and investment strategy differ from our own.

Our Investment Advisor is led by Joseph B. Alala, III, our chief executive officer, president, chairman of our Board of Directors (the “Board”), and the managing partner and chief investment officer of our Investment Advisor, Hunt Broyhill, a partner of our Investment Advisor, Stephen A. Arnall, our chief financial officer, and John F. McGlinn, our chief operating officer, secretary and treasurer, and a director of our Investment Advisor. Messrs. Alala, Broyhill and McGlinn serve as our Investment Advisor’s investment committee. They are assisted by Christopher B. Norton, who serves as the chief risk officer and a director of our Investment Advisor, Michael S. Marr, Richard Wheelahan, Adam Richeson, and Davis Hutchens who each serve as directors of our Investment Advisor, as well as thirteen other investment professionals.

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

INVESTMENTS

We will engage in various investment strategies from time to time in order to achieve our overall lending and investment objectives. Our strategies will generally require current cash yields and sensible leverage and fixed charge coverage ratios and either a first or second-lien position (subject to limited instances in which we will not obtain security) in the collateral of the portfolio company. The strategy we select will depend upon, among other things, market opportunities, the skills and experience of our Investment Advisor’s investment team, the result of our financial, operational and strategic evaluation of the opportunity, and our overall portfolio composition. Most of our existing debt investments offer, and we expect most of our future debt investments will offer, the opportunity to participate in a borrower’s equity performance through warrant participation, direct equity ownership or otherwise, and many notes that we purchase will require the borrower to pay an early termination fee. Collectively, these attributes have been, and are expected to be, important contributors to the returns generated by our Investment Advisor’s investment team.

The Investment Advisor’s investment team uses a disciplined investment portfolio monitoring and risk management process that emphasizes strict underwriting standards and guidelines, strong due diligence investigation, regular portfolio review, analysis and performance-guided responses, and proper investment diversification. We allocate capital among different industries, geographies and private equity sponsors on the basis of relative risk/reward profiles as a function of their associated downside risk, volatility, perceived fundamental risk and our ability to obtain favorable investment protection terms.

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

•	Established Companies With Positive Cash Flow. We seek to invest in established companies with a history of generating revenues and positive cash flows. We intend to focus on companies with a history of profitability and minimum trailing twelve-month EBITDA of $5 million. We do not intend to invest in start-up companies, distressed or “turn-around” situations or companies with business plans that we do not understand.
•	Experienced Management Teams with Meaningful Investment. We seek to invest in companies in which senior or key managers have significant company or industry-level experience and have significant equity ownership. It has been our experience that these management teams are more committed to the company’s success and more likely to manage the company in a manner that protects our debt and equity investments.

•	Significant Invested Capital. We believe that the existence of an appropriate amount of equity beneath our debt capital provides valuable support for our investment. In addition, the degree to which the particular investment is a meaningful one for the portfolio company’s financial sponsor, and the financial sponsor’s ability and willingness to invest additional equity capital as and to the extent necessary, are also important considerations.
•	Appropriate Capital Structures. We seek to invest in companies that are appropriately capitalized. First, we examine the amount of equity that is being invested by the company’s private equity sponsor to determine whether there is a sufficient capital cushion beneath our invested capital. We also analyze the amount of leverage and the characteristics of senior debt with lien priority over our investment.
•	Strong Competitive Position. We intend to invest in companies that have developed strong, defensible product or service offerings within their respective market segments. These companies should be well positioned to capitalize on organic and strategic growth opportunities, and should compete in industries with strong fundamentals and meaningful barriers to entry. We further analyze prospective portfolio investments in order to identify competitive advantages within their industry, which may result in superior operating margins or industry-leading growth.
•	Customer and Supplier Diversification. We expect to invest in companies with sufficiently diverse customer and supplier bases. We believe these companies will be better able to endure industry consolidation, economic contraction and increased competition than those that are not sufficiently diversified. However, we also recognize that from time to time, an attractive investment opportunity with some concentration among its customer base or supply chain will present itself. We believe that concentration issues can be evaluated and, in some instances (whether due to supplier or customer product or platform diversification, the existence and quality of long-term agreements with such customers or suppliers or other select factors), mitigated, thus presenting a superior risk-adjusted pricing scenario.

Debt Investments

The Investment Advisor’s investment team tailors the terms of each debt investment to the facts and circumstances of the transaction, the needs of the prospective portfolio company and, as applicable, its financial sponsor, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. As of December 31, 2015, 43.7% of our debt investments were secured by a first-lien on the assets of the portfolio company, 53.2% of our debt investments were secured by a second-lien on the assets of the portfolio company and 3.1% of our debt investments were unsecured. We expect our primary source of return to be the monthly cash interest we will collect on our debt investments. We also typically seek Board observation rights with each portfolio company and we offer (and have historically provided) managerial and strategic assistance to these companies. We seek to further protect invested principal by negotiating appropriate affirmative, negative and financial covenants in our debt documents that are conservative enough to represent a prudent cushion at closing or to budgeted projections, but that are flexible enough to afford our portfolio companies and their financial sponsors sufficient latitude to allow them to grow their businesses. Typical covenants include default triggers and remedies (including penalties), lien protection, leverage and fixed charge coverage ratios, change of control provisions and put rights. Most of our loans feature call protection to enhance our total return on debt investments that are repaid prior to maturity.

Most of our debt investments are structured as senior subordinated notes. On a fair market value basis, 54.0% of our debt investments consist of senior subordinated notes as of December 31, 2015. Senior subordinated notes are subordinate to senior debt provided by financial institutions (primarily, asset-based revolving credit facilities and, in some cases, term loans) but senior to other subordinated notes, including junior subordinated notes and seller notes. Our senior subordinated notes are typically issued with five-year terms. Some senior subordinated notes have payment-in-kind (“PIK”) interest, which is a form of interest that is not paid currently in cash, but is accrued and added to the loan balance until paid at the end of the term. While we generally seek to minimize the percentage of our fixed return that is in the form of PIK interest, we sometimes receive PIK due to prevailing market conditions that do not support the overall blended interest yield on our debt investments being paid in all-cash interest. As of December 31, 2015, our weighted average PIK yield in our debt investments is 0.7%. In addition to yield in the form of current cash and PIK interest, some of our debt investments include an equity component, such as a warrant to purchase a common equity interest in the borrower for a nominal price. As of December 31, 2015, the weighted average annualized yield on all of our outstanding debt investments was 11.5%, the weighted average annualized yield excluding PIK interest, was 10.8%.

We also opportunistically structure certain debt investments as senior secured or unitranche notes and as of December 31, 2015, 46.0% of the fair value of our debt investments consisted of such investments. Senior secured loans will typically provide for a fixed interest rate and may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. Senior secured loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans or delayed draw facilities. In some cases, senior secured loans may be subordinated only to a senior secured revolving credit facility. Unitranche debt financing typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt in one debt security. We believe that unitranche debt can be attractive for many smaller and lower middle-market businesses, given the reduced structural complexity, single lender interface and elimination of intercreditor or potential agency conflicts among lenders.

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

INVESTMENT PROCESS

Our Investment Advisor’s investment team is led by its investment committee and is responsible for all aspects of our investment process. The current members of the investment committee are Joseph B. Alala, III, our chief executive officer, president, chairman of our Board and the managing partner and chief investment officer of our Investment Advisor, Hunt Broyhill, a partner of our Investment Advisor, and John F. McGlinn, our chief operating officer, secretary and treasurer, and a director of our Investment Advisor. Christopher B. Norton serves as chief risk officer and a director of our Investment Advisor. Richard Wheelahan, our chief compliance officer, Michael S. Marr, Randall Fontes, Adam Richeson, Mario Shaffer, and Davis Hutchens, serve as directors of our Investment Advisor, and Casey Swercheck, Eric Althofer, Michael Graham and Christian MacCarron each serve as vice presidents of our Investment Advisor. While the investment strategy involves a team approach, whereby potential transactions are screened by various members of the investment team, Mr. Alala and one other member of the investment committee of the Investment Advisor must approve investments in order for them to proceed. Messrs. Alala and McGlinn meet weekly and, together with Mr. Broyhill, on an as needed basis, depending on the nature and volume of investment opportunities. The Investment Advisor’s investment committee has worked together for over ten years. The stages of our investment selection process are as follows:

Deal Generation/Origination

Deal generation and origination is maximized through long-standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, service providers (such as lawyers and accountants), as well as current and former clients, portfolio companies and investors. Our Investment Advisor’s investment team supplements these lead generators by also utilizing broader marketing efforts, such as attendance at prospective borrower industry conventions, an active calling effort to investment banking boutiques, private equity firms and independent sponsors that are also investing in high quality smaller and lower middle-market companies, and, most importantly, based on our Investment Advisor’s track record as a responsive, flexible, value-add lender and co-investor, as demonstrated by 114 investments in lower middle-market and traditional middle-market businesses and equity co-investments with reputed private equity firms. We have developed a reputation as a knowledgeable and reliable source of capital, providing value-added industry advice and financing assistance to borrowers’ businesses and in executing financial sponsors’ growth strategies. Furthermore, with offices throughout the United States, we have the ability to cover a large geographical area and to market to unique groups from each office. Specifically, our Charlotte, Raleigh, Fort Lauderdale, Atlanta, Washington D.C., and Los Angeles offices cover significant territory that is traditionally underserved, allowing us to source a high volume of direct deal flow.

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

If the results of this preliminary due diligence are satisfactory, the deal team prepares an executive summary that is presented to certain members of our Investment Advisor’s investment committee in a meeting that includes all members of the portfolio and investment teams. This executive summary includes the following areas:

•	Company history and summary of product(s) and/or service(s);
•	An overview of investors, anticipated capital sources and transaction timing;
•	Investment structure and expected returns, including initial projected financial ratios;
•	Analysis of historical financial results and key assumptions;
•	Analysis of the company’s business strategy;
•	Analysis of the financial sponsor’s relevant experience or expected strategy;
•	Investment strengths, weaknesses and priority issues to be addressed in due diligence; and
•	Pro forma capitalization and ownership.

If our investment committee recommends moving forward, we will issue a non-binding term sheet or indication of interest to the potential portfolio company and, when applicable, its financial sponsor. If a term sheet is successfully negotiated, we will begin more formal due diligence and underwriting as we progress towards the ultimate investment approval and closing.

Due Diligence and Underwriting

The completion of due diligence deliverables is led by at least two investment professionals. However, all investment and portfolio team members are regularly updated with due diligence progress, especially any issues that emerge. The two investment professionals leading the due diligence efforts are typically assigned to the original deal team that worked on the executive summary. However, post-term sheet deal teams sometimes contain one or more additional investment professionals and may include other professionals from business development, portfolio or other areas if a particular skill or experience set would be especially valuable in the due diligence process. The members of the underwriting team complete due diligence and analyze the relationships among the prospective portfolio company’s business plan, operations and expected financial performance. Due diligence touches upon some or all of the following:

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2015 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$191,894	32.4%
2	335,388	56.6
3	37,164	6.3
4	28,010	4.7
5	—	—
Total	$592,456	100.0%

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

As announced on January 4, 2016, the Investment Advisor has voluntarily agreed to waive all or such portion of the quarterly incentive fees earned by the Investment Advisor that would otherwise cause the Company’s quarterly net investment income to be less than the distribution payments declared by the Company’s Board of Directors. Quarterly incentive fees are earned by the Investment Adviser pursuant to the Investment Advisory Agreement. Incentive fees subject to the waiver cannot exceed the amount of incentive fees earned during the period, as calculated on a quarterly basis. The Investment Advisor will not be entitled to recoup any amount of incentive fees that it waives. This waiver was effective for the fourth quarter of 2015 and will continue for 2016, unless otherwise publicly disclosed by the Company.

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

Payment of Our Expenses

The investment team of our Investment Advisor and their respective staffs, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Investment Advisor. We bear all other costs and expenses of our operations and transactions, including (without limitation):

•	the cost of our organization;
•	the cost of calculating our net asset value, including the cost of any third-party valuation services;
•	the cost of effecting sales and repurchases of our shares and other securities;
•	interest payable on debt, if any, to finance our investments;
•	fees payable to third parties relating to, or associated with, making investments (such as legal, accounting and travel expenses incurred in connection with making investments), including fees and expenses associated with performing due diligence reviews of prospective investments and advisory fees;

•	transfer agent and custodial fees;
•	fees and expenses associated with marketing efforts;
•	costs associated with our reporting and compliance obligations under the 1940 Act, the Exchange Act and other applicable federal and state securities laws, and ongoing stock exchange fees;
•	federal, state and local taxes;
•	independent directors’ fees and expenses;
•	brokerage commissions;
•	costs of proxy statements, stockholders’ reports and other communications with stockholders;
•	fidelity bond, directors’ and officers’ liability insurance, errors and omissions liability insurance and other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, telephone and staff;
•	fees and expenses associated with independent audits and outside legal costs; and
•	all other expenses incurred by either our administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by our administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of any costs of compensation and related expenses of our chief compliance officer and our chief financial officer and their respective administrative support staff.

Duration and Termination

The Investment Advisory Agreement was initially approved by the Board on June 10, 2013 and signed on September 24, 2013. The Investment Advisory Agreement was re-approved by the Board, including by a majority of our non-interested directors, at an in-person meeting on August 6, 2015. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year to year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not parties to such agreement or who are not “interested persons” of any such party, as such term is defined in Section 2(a)(19) of the 1940 Act. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may also be terminated by either party without penalty upon not less than 60 days’ written notice to the other party. See “Risk Factors — Risks Relating to Our Business and Structure — Our Investment Advisor will have the right to resign on 60 days’ notice.”

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

Organization of the Investment Advisor

The Investment Advisor is a Delaware limited liability company. The principal executive offices of the Investment Advisor are located at 4201 Congress Street, Suite 360, Charlotte, North Carolina 28209.

Administration Agreement

Capitala Advisors Corp., a North Carolina corporation, serves as our administrator. The principal executive offices of our administrator are located at 4201 Congress Street, Suite 360, Charlotte, North Carolina 28209. Capitala Advisors Corp., pursuant to a sub-administration agreement, has engaged

U.S. Bancorp Fund Services, LLC to act on behalf of the Administrator in its performance of certain administrative services for us. The principal office of U.S. Bancorp Fund Services, LLC is 777 East Wisconsin Avenue, Milwaukee, WI 53202. Pursuant to the Administration Agreement, our administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, our administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders. In addition, our administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our chief financial officer, chief compliance officer and our allocable portion of the compensation of their respective administrative support staff. Under the Administration Agreement, our administrator will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. Unless terminated earlier in accordance with its terms, the Administration Agreement will remain in effect if approved annually by our Board. On August 6, 2015, the Board approved the renewal of the Administration Agreement. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to our administrator. Stockholder approval is not required to amend the Administration Agreement.

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

Our day-to-day investment operations are managed by the Investment Advisor. The Investment Advisor’s investment team currently consists of the members of its investment committee, Messrs. Alala, McGlinn and Broyhill, and a team of eighteen additional investment professionals. The Investment Advisor may hire additional investment professionals, based upon its needs, in the future. See “— Investment Advisory Agreement.”

In addition, we reimburse our administrator for our allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and the compensation of our chief financial officer, chief compliance officer, and their respective administrative support staff. See “— Administration Agreement.”

VALUATION PROCESS AND DETERMINATION OF NET ASSET VALUE

We determine the net asset value of our investment portfolio each quarter by subtracting our total liabilities from the fair value of our gross assets.

We conduct the valuation of our assets, pursuant to which our net asset value shall be determined, at all times consistent with U.S. generally accepted accounting principles (“U.S. GAAP”) and the 1940 Act. Our valuation procedures are set forth in more detail below:

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

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of our Investment Advisor or the Board, does not represent fair value, which we expect will represent a substantial majority of the investments in our portfolio, shall be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our senior management; (iii) independent third-party valuation firms engaged by, or on behalf of, the Board will conduct independent appraisals, review management’s preliminary valuations and prepare separate preliminary valuation conclusions on a selected basis such that each portfolio investment shall be independently reviewed at least annually (investments will not be selected for such review, however, if they (a) have a value as of the previous quarter of less than 1.0% of our gross assets as of the previous quarter, or (b) have a value as of the current quarter of less than 1.0% of our gross assets as of the previous quarter, after taking into account any repayment of principal during the current quarter); and (iv) the Board will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the Investment Advisor and, where appropriate, the respective third-party valuation firms.

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

Determination of fair value involves subjective judgments and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements. In addition, the SBA has established certain valuation guidelines for SBICs to follow when valuing portfolio investments.

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

As part of the valuation process, the audit committee reviews the preliminary evaluations prepared by the independent valuation firm engaged by the Board, as well as management’s valuation recommendations. Management and the independent valuation firm respond to the preliminary evaluation to reflect comments provided by the audit committee. The audit committee reviews the final valuation report and management’s valuation recommendations and makes a recommendation to the Board based on its analysis of the methodologies employed and the various weights that should be accorded to each portion of the valuation as well as factors that the independent valuation firm and management may not have considered in their evaluation process. The Board then evaluates the audit committee recommendations and undertakes a similar analysis to determine the fair value of each investment in the portfolio in good faith.

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

COMPETITION

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and other SBICs), as well as traditional financial services companies such as commercial banks and other sources of funding. Additionally, competition for investment opportunities has emerged among alternative investment vehicles, such as Collateralized Loan Obligations (“CLO”) and other BDCs, some of which are sponsored by other alternative asset investors, as these entities have begun to focus on making investments in smaller and lower middle-market companies. As a result of these new entrants, competition for our investment opportunities may intensify. Many of these entities have greater financial and managerial resources than we do. We believe we will be able to compete with these entities primarily on the basis of our experience and reputation, our willingness to make smaller investments than other specialty finance companies, the contacts and relationships of our Investment Advisor, our responsive and efficient investment analysis and decision-making processes, and the investment terms we offer.

We believe that certain of our competitors may make first- and second-lien loans with interest rates and returns that will be comparable to or lower than the rates and returns that we will target. Therefore, we will not seek to compete solely on the interest rates and returns that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see “Risk Factors — Risk Relating to Our Business and Structure — We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.”

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

we generally will not be subject to U.S. federal income tax on the portion of our income we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed to our stockholders.

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale or other disposition of stock, securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
•	diversify our holdings so that at the end of each quarter of the taxable year:
•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships” (the “Diversification Tests”).

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

MANAGERIAL ASSISTANCE TO PORTFOLIO COMPANIES

BDCs generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the business development company controls such issuer of securities or (ii) the business development company purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

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

SMALL BUSINESS INVESTMENT COMPANY REGULATIONS

Fund II and Fund III, which are our wholly-owned subsidiaries, are licensed to act as SBICs and are regulated by the SBA. As of December 31, 2015, investments in Fund II and Fund III accounted for approximately 12.4% and 46.5%, respectively, of our total portfolio. As of December 31, 2015 Fund II and Fund III had $34.2 million and $150.0 million, respectively, of SBA-guaranteed debentures outstanding under the SBIC program. Fund II and Fund III are fully drawn and may not make borrowings in excess of their aggregate $184.2 million of SBA-guaranteed debentures outstanding as of December 31, 2015.

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

Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If either Fund II or Fund III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit Fund II’s and Fund III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit Fund II and Fund III from making new investments. Such actions by the SBA would, in turn, negatively affect us because Fund II and Fund III are our wholly-owned subsidiaries. Fund II and Fund III were in compliance with the terms of the SBA’s leverage as of December 31, 2015 as a result of having sufficient capital as defined under the SBA regulations.

In December 2015, the 2016 omnibus spending bill approved by Congress and signed into law by the President increased the amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding from $225.0 million to $350.0 million, subject to SBA approval. SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $350 million when they have at least $175 million in regulatory capital. As of December 31, 2015, Fund II had $26.2 million in regulatory capital and $34.2 million in SBA-guaranteed debentures outstanding and Fund III had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding.

On June 10, 2014, we received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the 200% asset coverage test under the 1940 Act. This provides us with increased flexibility under the 200% asset coverage test by permitting us to borrow up to $184.2 million more than we would otherwise be able to absent the receipt of this exemptive relief.

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

AVAILABLE INFORMATION

Our executive offices are located at 4201 Congress Street, Suite 360, Charlotte, NC 28209. We maintain a website located at www.capitalagroup.com and our phone number is (704) 376-5502. We make available free of charge on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practical after we file such material with, or furnish to, the U.S. Securities and Exchange Commission. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.

The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov. Copies of these reports, proxy and information statements and other information may also be obtained, after paying a duplicating fee, by electronic request at publicinfo@sec.gov, or by writing to the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549-0102. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

We have a limited operating history as a BDC.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, our estimate of fair value. Typically, there will not be a public market for the securities of the privately held companies in which we invest. As a result, we value these securities quarterly at fair value based on input from management, a third-party independent valuation firm and our audit committee, and with the oversight, review and approval of our Board.

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

Even if we are able to grow and build upon our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies, it could negatively impact our ability to make distributions.

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

We make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market-based price quotation is available. As a result, our Board determines the fair value of these loans and securities in good faith as described above in the section titled “Valuation of Investments” in Note 2 to the Consolidated Financial Statements. In connection with that determination, investment professionals from the Investment Advisor may provide our Board with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for certain portfolio investments is reviewed by an independent valuation firm quarterly, the ultimate determination of fair value is made by our Board, including our interested directors, and not by such third-party valuation firm. The participation of the Investment Advisor’s investment professionals in our valuation process could result in conflicts of interest as the Investment Advisor’s management fee is based, in part, on the value of our gross assets, and our incentive fees will be based, in part, on realized gains and realized and unrealized losses.

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

Although we do not anticipate doing so, we may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, will bear our ratable share of any such investment company’s expenses, including management and performance fees. We also remain obligated to pay management and incentive fees to our Investment Advisor with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our stockholders will bear his or her share of the management and our Investment Advisor’s incentive fee as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.

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

As of December 31, 2015, we have $184.2 million of outstanding debentures guaranteed by the SBA, $113.4 million of 7.125% fixed rate notes due 2021 (the “Notes”) outstanding and $70.0 million outstanding under the Credit Facility that provides for borrowings of up to $120.0 million on a revolving basis and may be increased up to $150.0 million pursuant to its “accordion” feature. We have received an exemptive order from the SEC granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

At our 2015 Annual Stockholders Meeting, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price below the then current net asset value per share during a period beginning on May 5, 2015 and expiring on the earlier of the one year anniversary of the date of the 2015 Annual Stockholders Meeting and the date of our 2016 Annual Stockholders Meeting, which is expected to be held in May 2016.

In certain limited circumstances, pursuant to an SEC staff interpretation, we may also issue shares at a price below net asset value in connection with a transferable rights offering so long as: (1) the offer does not discriminate among stockholders; (2) we use our best efforts to ensure an adequate trading market exists for the rights; and (3) the ratio of the offering does not exceed one new share for each three rights held. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

Our stockholders may experience dilution upon the repurchase of common shares.

On February 26, 2015, our Board of Directors authorized a stock repurchase plan permitting us to repurchase up to $12.0 million of our common stock. We may repurchase shares of our common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in the most recently published financial statements. We expect that the share repurchase program will be in effect until March 31, 2016, or until the approved dollar amount has been used to repurchase shares. If we were to repurchase shares at a price above net asset value, such repurchases would result in an immediate dilution to existing common stockholders due to a reduction in our earnings and assets due to the repurchase that is greater than the reduction in total shares outstanding.

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

To the extent we borrow money to finance our investments; our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we borrow money to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Our Investment Advisor does not have significant experience with utilizing these techniques and did not implement these techniques to any significant extent with our portfolio. If we do not implement these techniques properly, we could experience losses on our hedging positions, which could be material.

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

We have fully drawn on our SBA-guaranteed debentures and, absent changes to legislation or regulation, may not make borrowings in excess of their aggregate $184.2 million of SBA-guaranteed debentures outstanding as of December 31, 2015. We also had approximately $113.4 million of the Notes outstanding as of December 31, 2015. In addition, as of December 31, 2015, we had approximately $70.0 million outstanding under the Credit Facility that provides for borrowings of up to $120.0 million on a revolving basis and may be increased up to $150.0 million pursuant to its “accordion” feature. If we are unable to secure additional debt financing on commercially reasonable terms, our liquidity could be reduced significantly. If we are unable to repay amounts outstanding under any debt facilities we may obtain and are declared in default or are unable to renew or refinance these facilities, we may not be able to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, another economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

In addition, in December 2015, the 2016 omnibus spending bill approved by Congress and signed into law by the President increased the amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding from $225.0 million to $350.0 million, subject to SBA approval. This new legislation may allow us to issue additional SBIC debentures above the $225.0 million of SBA-guaranteed debentures previously permitted pending application for and receipt of additional SBIC licenses. If we incur this additional indebtedness in the future, your risk of an investment in our securities may increase.

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

Global capital markets could enter a period of severe disruption and instability. These market conditions have historically and could again have a materially adverse effect on debt and equity capital markets in the U.S., which could have a materially negative impact on our business, financial condition and results of operations.

The U.S. and global capital markets have experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of certain major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future. In addition, signs of deteriorating sovereign debt conditions in Europe and concerns of economic slowdown in China create uncertainty that could lead to further disruptions and instability. We may in the future have difficulty accessing debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding

U.S. Government spending and deficit levels, European sovereign debt, Chinese economic slowdown or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Further downgrades of the U.S. credit rating, impending automatic spending cuts or another government shutdown could negatively impact our liquidity, financial condition and earnings.

Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the U.S. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Although we have elected to be treated as a RIC beginning with our taxable year ended August 31, 2014, no assurance can be given that we will be able to continue to qualify for and maintain our qualification as a RIC under the Code. To continue to maintain our qualification as a RIC under the Code, we must meet the following source-of-asset diversification, and distribution requirements.

The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale or other disposition of stock or securities or similar sources. The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC under the Code. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

Since, in certain cases, we may recognize taxable income before or without receiving corresponding cash payments, we may have difficulty meeting the annual distribution requirement necessary to maintain our qualification as a RIC under the Code. Accordingly, to satisfy our RIC distribution requirements, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus become subject to corporate-level U.S. federal income tax.

Our Investment Advisor is not obligated to reimburse us for any part of the incentive fee it receives that is based on accrued income that we never receive.

Part of the incentive fee payable by us to our Investment Advisor that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Our Investment Advisor will not be under any obligation to reimburse us for any part of the incentive fees it received that was based on accrued income that we never receive as a result of a default by an entity on the obligation that resulted in the accrual of such income.

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in part in our stock. In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service (“IRS”), a RIC may treat a distribution of its own stock as fulfilling the RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such dividends (whether received in cash, our stock, or a combination thereof) will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

We are required to disclose changes made in our internal control and procedures over financial reporting on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We could be an “emerging growth company” for up to five years.

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

Pending legislation may allow us to incur additional leverage.

As a BDC, under the 1940 Act, we generally are not be permitted to incur indebtedness unless immediately after such borrowing the BDC has an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets or we may borrow an amount equal to 100% of net assets). Recent legislation introduced in the U.S. House of Representatives, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the percentage from 200% to 150%. In addition, recent legislation introduced in the U.S. Senate would modify SBA regulations in a manner that may permit us to incur additional SBA guaranteed-indebtness. As a result, we may be able to incur additional indebtedness in the future, and therefore your risk of an investment in us may increase.

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

Fund II and Fund III, which became our wholly owned subsidiaries after the completion of the Formation Transactions, are licensed to act as SBICs and are regulated by the SBA. As of December 31, 2015, Fund II and Fund III portfolio companies accounted for most of our aggregate portfolio. The SBIC licenses allow our SBIC subsidiaries to borrow funds by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. The SBA regulations require, among other things, that a licensed SBIC be examined periodically and audited by an independent auditor to determine the SBIC’s compliance with the relevant SBA regulations.

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

The SBA also prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If Fund II or Fund III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit such Fund’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit such Fund from making new investments. Such actions by the SBA would, in turn, negatively affect us because Fund II and Fund III are our wholly owned subsidiaries. Each of Fund II and Fund III was in compliance with the terms of the SBA’s leverage requirements as of December 31, 2015 as a result of having sufficient capital as defined under the SBA regulations.

Our wholly owned SBIC subsidiaries may be unable to make distributions to us that will enable us to meet or maintain RIC status, which could result in the imposition of a corporate-level U.S. federal income tax.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level U.S. federal income taxes, we will be required to distribute substantially all of our net ordinary income and net capital gain income, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiaries. We will be partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiaries to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver and if our SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of a corporate-level U.S. federal income tax on all of our income.

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

Our business is highly dependent on the communications and information systems of the Investment Advisor. Certain of these systems are provided to the Investment Advisor by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, sudden electrical or telecommunications outages, natural disasters such as earthquakes, tornadoes, and hurricanes, disease pandemics, events arising from local or larger scale political or social matters, including terrorist attacks, and cyber-attacks could cause delays or other problems in our activities. Any of the above, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

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

The failure in cyber security systems, as well as the occurrence of events unanticipated in the Company’s disaster recovery systems and management continuity planning or a support failure from external providers during a disaster could impair the Company’s ability to conduct business effectively.

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in the Company’s disaster recovery systems, or a support failure from external providers, could have an adverse effect on the Company’s ability to conduct business and on the Company’s results of operations and financial condition, particularly if those events affect the Company’s computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of the Company’s managers were unavailable in the event of a disaster, the Company’s ability to effectively conduct its business could be severely compromised.

Our business relies on secure information technology systems. We depend heavily upon computer systems to perform necessary business functions. These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e. cyber-attacks). Despite the Company’s implementation of a variety of security measures, its computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, the Company may experience threats to its data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, the Company’s computer systems, both those provided by our investment adviser and third-party service providers, and networks, or otherwise cause interruptions or malfunctions in its operations, which could result in damage to the Company’s reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

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

Most of the loans in which we invest are not structured to fully amortize during their lifetime. Accordingly, a significant portion of the principal amount of such a loan may be due at maturity. As of December 31, 2015, all debt instruments in our portfolio, on a fair value basis, will not fully amortize prior to maturity. In order to create liquidity to pay the final principal payment, borrowers typically must raise additional capital. If they are unable to raise sufficient funds to repay us or we have not elected to enter into a new loan agreement providing for an extended maturity, the loan will go into default, which will require us to foreclose on the borrower’s assets, even if the loan was otherwise performing prior to maturity. This will deprive Capitala Finance from immediately obtaining full recovery on the loan and prevent or delay the reinvestment of the loan proceeds in other, more profitable investments.

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

Even though we may have structured most of our investments as secured loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business. Such risk of equitable subordination may be potentially heightened with respect to various portfolio investments that we may be deemed to control. See also “— Because we will not hold controlling equity interests in most of our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.”

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

In the future, we may co-invest with investment funds, accounts and vehicles managed by our Investment Advisor or its affiliates when doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally will only be permitted to co-invest with such investment funds, accounts and vehicles where the only term that is negotiated is price. However, we and our Investment Advisor have filed an exemptive application with the SEC to permit greater flexibility to negotiate the terms of co-investments with investment funds, accounts and investment vehicles managed by our Investment Advisor or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Even though we have filed this exemptive application, there can be no assurance that we will receive exemptive relief from the SEC to permit us to co-invest with investment funds, accounts and investment vehicles managed by our Investment Advisor or its affiliates where terms other than price are negotiated.

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

Approximately 8.8% of our portfolio at fair value as of December 31, 2015 is invested in energy-related businesses. A decline in oil and natural gas prices would adversely affect the credit quality of these investments. A decrease in credit quality would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Should the current decline in oil and natural gas prices persist, it is likely that our energy-related portfolio companies’ abilities to satisfy financial or operating covenants imposed by us or other lenders will be adversely affected, thereby negatively impacting our financial condition and their ability to satisfy their debt service and other obligations to us.

Our equity ownership in a portfolio company may represent a control investment. Our ability to exit a control investment in a timely manner could result in a realized loss on the investment.

We currently have, and may acquire in the future, control investments in portfolio companies. Our ability to divest ourselves from a debt or equity investment in a controller portfolio company could be restricted due to illiquidity in a private stock, limited trading volume on a public company’s stock, inside information on a company’s performance, insider blackout periods, or other factors that could prohibit us from disposing of the investment as we would if it were not a control investment. Additionally, we may choose not to take certain actions to protect a debt investment in a control investment portfolio company. As a result, we could experience a decrease in the value of our portfolio company holdings and potentially incur a realized loss on the investment.

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

In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation which could increase their operating costs and/or decrease their revenues.

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

Our business and operation could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or shareholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

Investing in our common stock may involve an above average degree of risk.

The investments we make may result in a higher amount of risk, volatility, or loss of principal than alternative investment options. These investments in portfolio companies may be highly speculative and aggressive, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.

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

You may not receive distributions or our distributions may decline or may not grow over time.

We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be materially and adversely affected by the impact of one or more of the risks described herein. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. All distributions will be made at the discretion of our Board and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable BDC, SBA regulations and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will make distributions to our stockholders in the future.

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

We will have broad discretion over the use of proceeds of any successful offering of securities.

We will have significant flexibility in applying the proceeds of any successful offering of our securities. We will also pay operating expenses, and may pay other expenses such as due diligence expenses of potential new investments, from net proceeds. Our ability to achieve our investment objective may be limited to the extent that the net proceeds of any offering, pending full investment, are used to pay operating expenses. In addition, we can provide you no assurance that the any offering will be successful, or that by increasing the size of our available equity capital, our aggregate expenses, and correspondingly, our expense ratio, will be lowered.

The net asset value per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock.

At our 2015 Annual Stockholders Meeting, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price below the then current net asset value per share during a period beginning on May 5, 2015 and expiring on the earlier of the one-year anniversary of the date of the 2015 Annual Stockholders Meeting and the date of our 2016 Annual Stockholders Meeting, which is expected to be held in May 2016.

Any decision to sell shares of our common stock below its then current net asset value per share would be subject to the determination by our board of directors that such issuance is in our and our stockholders’ best interests. If we were to sell shares of our common stock below its then current net asset value per share; such sales would result in an immediate dilution to the net asset value per share of our common stock. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

Further, if our current stockholders do not purchase any shares to maintain their percentage interest, regardless of whether such offering is above or below the then current net asset value per share, their voting power will be diluted. For example, if we sell an additional 10% of our common shares at a 10% discount from net asset value, a stockholder who does not participate in that offering for its proportionate interest will suffer net asset value dilution of up to 1.0% or $10 per $1,000 of net asset value.

Your interest in Capitala Finance may be diluted if you do not fully exercise your subscription rights in any rights offering.

In the event we issue subscription rights to purchase shares of our common stock, stockholders who do not fully exercise their rights should expect that they will, at the completion of the offer, own a smaller proportional interest in Capitala Finance than would otherwise be the case if they fully exercised their rights.

We cannot state precisely the amount of any such dilution in share ownership because we do not know at this time what proportion of the shares would be purchased as a result of a rights offering.

In addition, if the subscription price in a rights offering is less than our net asset value per share, then our stockholders would experience an immediate dilution of the aggregate net asset value of their shares as a result of the rights offering. The amount of any decrease in net asset value is not predictable because it is not known at this time what the subscription price and net asset value per share will be on the expiration date of any rights offering or what proportion of the shares will be purchased as a result of such rights offering. Such dilution could be substantial.

If we issue preferred stock, the net asset value and market value of our common stock will likely become more volatile.

We cannot assure you that the issuance of preferred stock would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock would likely cause the net asset value and market value of the common stock to become more volatile. If the dividend rate on the preferred stock were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of the common stock would be reduced. If the dividend rate on the preferred stock were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of common stock than if we had not issued preferred stock. Any decline in the net asset value of our investments would be borne entirely by the holders of common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of common stock than if we were not leveraged through the issuance of preferred stock. This greater net asset value decrease would also tend to cause a greater decline in the market price for the common stock. We might be in danger of failing to maintain the required asset coverage of the preferred stock or of losing our ratings, if any, on the preferred stock or, in an extreme case, our current investment income might not be sufficient to meet the dividend requirements on the preferred stock. In order to counteract such an event, we might need to liquidate investments in order to fund a redemption of some or all of the preferred stock. In addition, we would pay (and the holders of common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, including higher advisory fees if our total return exceeds the dividend rate on the preferred stock. Holders of preferred stock may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Holders of any preferred stock we might issue would have the right to elect members of our board of directors and class voting rights on certain matters.

Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of our board of directors at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, if any, or the terms of our credit facilities, if any, might impair our ability to maintain our qualification as a RIC for U.S. federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 4201 Congress Street, Suite 360, Charlotte, North Carolina 28209, and are provided by our Administrator in accordance with the terms of the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

ITEM 3. LEGAL PROCEEDINGS

None of us, our Investment Advisor or Administrator or any of the Legacy Funds, are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against our Investment Advisor or Administrator. From time to time, we, our Investment Advisor or Administrator, or any of the Legacy Funds may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CPTA.” The following table sets forth, for each fiscal quarter within the two most recent fiscal years, the range of high and low intraday sales prices of our common stock as reported on the NASDAQ Global Select Market, the premium (discount) of sales price to our net asset value (NAV) and the distributions declared by us for each fiscal quarter.

Fiscal 2015	NAV(1)	High	Low	Premium or (Discount) of High Sales Price to NAV(2)	Premium or (Discount) of Low Sales Price to NAV(2)	Declared Dividends(3)
Fourth Quarter	$17.04	$14.66	$11.75	(14.0)%	(31.0)%	$0.47
Third Quarter	$18.04	$16.76	$12.54	(7.1)%	(30.5)%	$0.47
Second Quarter	$17.95	$19.10	$15.34	6.4%	(14.5)%	$0.47
First Quarter	$18.35	$19.12	$17.97	4.2%	(2.1)%	$0.97

Fiscal 2014	NAV(1)	High	Low	Premium or (Discount) of High Sales Price to NAV(2)	Premium or (Discount) of Low Sales Price to NAV(2)	Declared Dividends(3)
Fourth Quarter	$18.56	$19.30	$17.60	4.0%	(5.2)%	$0.47
Third Quarter	$19.89	$19.49	$17.60	(2.0)%	(11.5)%	$0.47
Second Quarter	$20.34	$19.87	$17.65	(2.3)%	(13.2)%	$0.47
First Quarter	$20.33	$20.25	$19.00	(0.4)%	(6.5)%	$0.47

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)	Calculated as of the respective high or low intraday sales price divided by the quarter end NAV and subtracting 1.
(3)	Represents the dividend paid or to be paid in the specified quarter.
*	Not determinable at the time of filing

HOLDERS

The last reported price for our common stock on March 7, 2016 was $11.80 per share. As of March 7, 2016, there were 56 holders of record of our common stock.

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

The following table summarizes our distributions declared during fiscal years ended 2016, 2015, and 2014:

Date Declared	Record Date	Payment Date	Amount Per Share
January 4, 2016	January 22, 2016	January 28, 2016	$0.1567
January 4, 2016	February 19, 2016	February 26, 2016	$0.1567
January 4, 2016	March 22, 2016	March 30, 2016	$0.1567
Total Distributions Declared for Fiscal 2016			$0.47

Date Declared	Record Date	Payment Date	Amount Per Share
January 2, 2015	January 22, 2015	January 29, 2015	$0.1567
January 2, 2015	February 20, 2015	February 26, 2015	$0.1567
January 2, 2015	March 23, 2015	March 30, 2015	$0.1567
February 26, 2015	March 23, 2015	March 30, 2015	$0.05
February 26, 2015	April 23, 2015	April 29, 2015	$0.05
February 26, 2015	May 21, 2015	May 28, 2015	$0.05
February 26, 2015	June 22, 2015	June 29, 2015	$0.05
February 26, 2015	July 23, 2015	July 30, 2015	$0.05
February 26, 2015	August 21, 2015	August 28, 2015	$0.05
February 26, 2015	September 23, 2015	September 29, 2015	$0.05
February 26, 2015	October 23, 2015	October 29, 2015	$0.05
February 26, 2015	November 20, 2015	November 27, 2015	$0.05
February 26, 2015	December 22, 2015	December 30, 2015	$0.05
April 1, 2015	April 23, 2015	April 29, 2015	$0.1567
April 1, 2015	May 21, 2015	May 28, 2015	$0.1567
April 1, 2015	June 22, 2015	June 29, 2015	$0.1567
July 1, 2015	July 23, 2015	July 30, 2015	$0.1567
July 1, 2015	August 21, 2015	August, 28, 2015	$0.1567
July 1, 2015	September 23, 2015	September 29, 2015	$0.1567
October 1, 2015	October 23, 2015	October 29, 2015	$0.1567
October 1, 2015	November 20, 2015	November 27, 2015	$0.1567
October 1, 2015	December 22, 2015	December 30, 2015	$0.1567
Total Distributions Declared for Fiscal 2015			$2.38

Date Declared	Record Date	Payment Date	Amount Per Share
October 2, 2014	December 19, 2014	December 30, 2014	$0.1567
October 2, 2014	November 21, 2014	November 28, 2014	$0.1567
October 2, 2014	October 22, 2014	October 30, 2014	$0.1567
August 7, 2014	September 12, 2014	September 26, 2014	$0.47
May 8, 2014	June 9, 2014	June 26, 2014	$0.47
February 27, 2014	March 14, 2014	March 26, 2014	$0.47
Total Distributions Declared for Fiscal 2014			$1.88

PERFORMANCE GRAPH

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period from September 25, 2013, the date our common stock began trading, through December 31, 2015. The graph assumes that on September 25, 2013, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. The graph also assumes the reinvestment of all dividends prior to any tax effect.

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

SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2015, we issued 77,783 shares of common stock under our dividend reinvestment plan. The issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the year ended December 31, 2015 was approximately $1.0 million. Other than the shares issued under our dividend reinvestment plan during the year ended December 31, 2015, we did not sell any unregistered equity securities. During the year ended December 31, 2014, we did not engage in the sales of unregistered securities.

ISSUER PURCHASES OF EQUITY SECURITIES

During the year ended December 31, 2015, we repurchased 774,858 shares of common stock at a weighted average price of $15.49 per share resulting in $12.0 million paid during the year ended December 31, 2015. The following table outlines repurchases of our common stock during the year ended December 31, 2015:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
January 1, 2015 – January 31, 2015	—	—	—	—
February 1, 2015 – February 28, 2015	—	—	—	—
March 1, 2015 – March 31, 2015	—	—	—	—
April 1, 2015 – April 30, 2015	—	—	—	—
May 1, 2015 – May 31, 2015	109,430	$17.28	109,430	$10.1 million
June 1, 2015 – June 30, 2015	115,172	17.36	115,172	8.1 million
July 1, 2015 – July 31, 2015	123,382	16.20	123,382	6.1 million
August 1, 2015 – August 31, 2015	133,311	15.02	133,311	4.1 million
September 1, 2015 – September 30, 2015	142,755	14.00	142,755	2.1 million
October 1, 2015 – October 31, 2015	142,638	14.02	142,638	0.1 million
November 1, 2015 – November 30, 2015	8,170	13.66	8,170	0.0 million
December 1, 2015 – December 31, 2015	—	—	—	—

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company as of and for the years ended December 31, 2015, 2014 and 2013 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, our independent registered public accounting firm. This consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows (dollars in thousands except share and per share data):

	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013
Consolidated statements of operations data:
Total investment income	$63,976	$49,528	$35,433
Total expenses, net of fee waivers	38,649	29,562	15,949
Net investment income	25,327	19,966	19,484
Net realized gain from investments	5,436	832	2,187
Net unrealized appreciation/(depreciation) on investments	(16,913)	(24,238)	7,187
Net increase/(decrease) in net assets resulting from operations	$13,850	$(3,440)	$28,858
Per share data:
Net investment income	$1.67	$1.54	$1.50
Net increase/(decrease) in net assets resulting from operations	$0.91	$(0.27)	$2.22
Distributions declared	$2.38	$1.88	$0.47
Net asset value per share	$17.04	$18.56	$20.71
Consolidated statements of assets and liabilities data:
Total assets	$632,818	$539,864	$476,428
Total net assets	$268,802	$240,837	$268,670
Other data:
Total Return(2)(3)	(20.43)%	(0.85)%	1.88%
Number of portfolio company investments at period end	57	52	41
Total portfolio investments for the period	$260,640	$216,276	$110,929
Investment repayments for the period	$142,713	$80,197	$52,755

(1)	For historical periods prior to December 31, 2013, the Company had no operations and therefore earnings per share, dividends declared per common share and weighted average shares outstanding information for the periods that include financial results prior to December 31, 2013 are not provided.
(2)	Total investment return for the years ended December 31, 2015 and 2014 is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(3)	Total investment return for the year ended December 31, 2013 is calculated assuming a purchase of common shares at the IPO offering price per share at September 25, 2013 of $20.00 and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.

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

We invest in mezzanine and senior debt investments that are secured by subordinated liens on all of our borrowers’ assets and, to a lesser extent, in senior, cash flow-based “unitranche” securities. Most of our debt investments are coupled with equity interests, whether in the form of detachable “penny” warrants or equity co-investments made pari-passu with our borrowers’ financial sponsors.

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

Corporate History

We commenced operations on May 24, 2013 and completed our initial public offering (“IPO”) on September 30, 2013. The Company was formed for the purpose of (i) acquiring, through a series of transactions, an investment portfolio from the following entities: CapitalSouth Partners Fund I Limited Partnership (“Fund I”); CapitalSouth Partners Fund II Limited Partnership (“Fund II”); CapitalSouth Partners Fund III, L.P. (“Fund III Parent”); CapitalSouth Partners SBIC Fund III, L.P. (“Fund III”) and CapitalSouth Partners Florida Sidecar Fund I, L.P. (“Florida Sidecar” and, collectively with Fund I, Fund II, Fund III and Fund III Parent, the “Legacy Funds”); (ii) raising capital in the IPO and (iii) continuing and expanding the business of the Legacy Funds by making additional debt and equity investments in lower middle-market and middle-market companies.

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became the Fund’s wholly-owned subsidiaries. Fund II and Fund III retained their SBIC licenses, and continued to hold their existing investments at the time of IPO and have continued to make new investments after the IPO. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. As of December 31, 2015, the Company had 15,777,345 shares of common stock outstanding.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries as described in the Formation Transactions above. The transactions related to Fund II, Fund III, and Florida Sidecar constituted an exchange of shares between entities under common control and have been accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC Topic 805”). As such, the Company’s results of operations and cash flows for the year ended December 31, 2013 are presented as if the aforementioned transactions had occurred as of January 1, 2013.

The Company’s financial position as of December 31, 2015 is presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and Florida Sidecar) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

Consolidation

As provided under Regulation S-X and ASC Topic 946 — Financial Services — Investment Companies (ASC Topic 946), the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned subsidiaries in its consolidated financial statements. The Company does not consolidate its interest in Capitala Senior Liquid Loan Fund I, LLC (“CSLLF”) because the investment is not considered a substantially wholly owned investment company subsidiary. Further, CSLLF is a joint venture for which shared power exists relating to the decisions that most significantly impact the economic performance of the entity. See Note 4 to the consolidated financial statements for description of the Company’s investment in CSLLF.

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

Expenses

Our primary operating expenses include the payment of investment advisory fees to our Investment Advisor, our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement and other operating expenses as detailed below. Our investment advisory fee will compensate our Investment Advisor for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. We will bear all other expenses of our operations and transactions, including (without limitation):

•	the cost of our organization;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;
•	the cost of effecting sales and repurchases of our shares and other securities;
•	interest payable on debt, if any, to finance our investments;
•	fees payable to third parties relating to, or associated with, making investments (such as legal, accounting and travel expenses incurred in connection with making investments), including fees and expenses associated with performing due diligence reviews of prospective investments and advisory fees;
•	transfer agent and custodial fees;
•	fees and expenses associated with marketing efforts;
•	costs associated with our reporting and compliance obligations under the 1940 Act, the Securities Exchange Act of 1934, as amended, other applicable federal and state securities laws and ongoing stock exchange listing fees;
•	federal, state and local taxes;
•	independent directors’ fees and expenses;
•	brokerage commissions;
•	costs of proxy statements, stockholders’ reports and other communications with stockholders;
•	fidelity bond, directors’ and officers’ liability insurance, errors and omissions liability insurance and other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, telephone and staff;
•	fees and expenses associated with independent audits and outside legal costs; and
•	all other expenses incurred by either our Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of any costs of compensation and related expenses of our chief compliance officer and our chief financial officer and their respective administrative support staff.

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

Asset Approach

The asset approach values an investment based on the greater of the enterprise value or the underlying collateral securing the investment. See discussion of determining enterprise value above. This approach is used when the Company has reason to believe that it will not collect all principal and interest in accordance with the contractual terms of the debt agreement.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of December 31, 2015 and December 31, 2014, there were no uncertain tax positions.

The Company is required to determine whether a tax position of the Company is more likely-than-not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that could negatively impact the Company’s net assets.

U.S. GAAP provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.

The Company has concluded that it was not necessary to record a liability for any such tax positions as of December 31, 2015 or 2014. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of December 31, 2015 and 2014. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations.

Portfolio and Investment Activity

As of December 31, 2015, our portfolio consisted of investments in 57 portfolio companies with a fair value of approximately $592.5 million.

During the year ended December 31, 2015, the Company made approximately $260.6 million of investments and had approximately $142.7 million in exits and repayments resulting in net investments of approximately $117.9 million for the period. During the year ended December 31, 2014, the Company made approximately $216.3 million of investments and had approximately $80.2 million in exits and repayments resulting in net investments of approximately $136.1 million for the period. During the year ended December 31, 2013, the Company made approximately $110.9 million of investments and had approximately $52.7 million in exits and repayments resulting in net investments of approximately $58.2 million for the year.

During the year ended December 31, 2015, the Company continued to execute its strategy of reallocating its mix of debt and equity within the portfolio. The Company reduced equity concentration to 16.8% of the portfolio, based on December 31, 2015 fair values, down from 23.2% at December 31, 2014. During the year ended December 31, 2015, the Company received $44.8 million in equity repayments and recognized a net realized gain on equity investments of $24.7 million. Of the $260.6 million in new investments originated during the year ended December 31, 2015, 88.3% related to debt investments.

As of December 31, 2015, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $10.0 million and $10.4 million, and $28.3 million and $28.3 million, respectively. As of December 31, 2015, the Company had approximately $34.1 million of cash and cash equivalents. As of December 31, 2014, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $8.5 million and $9.2 million, and $25.7 million and $24.2 million, respectively. As of December 31, 2014, the Company had approximately $55.1 million of cash and cash equivalents.

As of December 31, 2015, our debt investment portfolio, which represented 80.2% of our total portfolio, had a weighted average yield of approximately 11.5%. As of December 31, 2015, 65.5% of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2014, our debt investment portfolio, which represented 76.7% of our total portfolio, had a weighted average yield of approximately 12.5%. As of December 31, 2014, 79.0% of our debt investment portfolio was bearing a fixed rate of interest.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of December 31, 2015 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total	Investments at Fair Value	Fair Value Percentage of Total
Senior Secured Debt	$226,973	37.6%	$218,660	34.9%
Subordinated Debt	268,899	44.5	256,278	40.9
Equity and Warrants	54,315	9.0	99,651	15.9
Capitala Senior Liquid Loan Fund I, LLC	20,000	3.3	17,867	2.9
Cash and Cash Equivalents	34,105	5.6	34,105	5.4
Total	$604,292	100.0%	$626,561	100.0%

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of December 31, 2014 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total	Investments at Fair Value	Fair Value Percentage of Total
Senior Secured Debt	$146,399	29.5%	$146,314	27.3%
Subordinated Debt	231,901	46.7	222,300	41.5
Equity and Warrants	62,855	12.7	111,723	20.9
Cash and Cash Equivalents	55,107	11.1	55,107	10.3
Total	$496,262	100.0%	$535,444	100.0%

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	December 31, 2015		December 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Oil & Gas Services	$31,472	5.3%	$34,088	7.1%
Consumer Electronics	28,300	4.8	—	—
Medical Device Distributor	27,681	4.7	14,349	3.0
Transportation	27,244	4.6	27,094	5.6
Financial Services	26,230	4.4	8,300	1.7
Business Services	24,280	4.1	—	—
Retail Display & Security Services	21,917	3.7	12,958	2.7
IT Government Contracting	20,000	3.4	20,000	4.2
Footwear Retail	18,682	3.2	15,687	3.3
Building Products	18,299	3.1	4,895	1.0
Investment Fund	17,867	3.0	—	—
Sales & Marketing Services	17,858	3.0	23,632	4.9
Food Product Manufacturer	17,436	2.9	19,126	4.0
Printing Services	17,088	2.9	18,324	3.8
Bakery Supplies Distributor	16,146	2.8	16,297	3.4
Farming	15,408	2.6	—	—
Professional and Personal Digital Imaging	15,000	2.5	—	—

	December 31, 2015		December 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Home Décor Manufacturer	$14,614	2.5%	$14,611	3.0%
Industrial Equipment Rental	13,181	2.2	13,212	2.8
Textile Equipment Manufacturer	12,854	2.2	10,577	2.2
Construction Services	12,500	2.1	12,500	2.6
Bowling Products	12,124	2.0	—	—
Automobile Part Manufacturer	11,908	2.0	15,846	3.3
Healthcare Management	11,525	1.9	12,420	2.6
Computer Supply Retail	11,038	1.9	11,984	2.5
Energy Services	10,500	1.8	10,573	2.2
Data Processing & Digital Marketing	10,206	1.7	8,005	1.7
Oil & Gas Engineering and Consulting Services	10,075	1.7	14,547	3.0
Healthcare	9,750	1.7	—	—
Dental Practice Management	8,452	1.4	7,826	1.6
Information Technology	8,000	1.3	—	—
Conglomerate	7,321	1.2	7,179	1.5
Home Repair Parts Manufacturer	5,401	0.9	—	—
Produce Distribution	5,182	0.9	5,711	1.2
Crane Rental and Sales	5,032	0.9	—	—
Satellite Communications	4,932	0.8	—	—
Industrial Specialty Services	4,881	0.8	—	—
Specialty Clothing	4,696	0.8	5,723	1.2
Fuel Transportation Services	4,425	0.8	4,783	1.0
Online Merchandise Retailer	4,382	0.7	4,804	1.0
Automotive Chemicals & Lubricants	3,981	0.7	3,891	0.8
Advertising & Marketing Services	3,926	0.7	4,219	0.9
Industrial Manufacturing	3,582	0.6	3,510	0.7
QSR Franchisor	3,342	0.6	2,506	0.5
Replacement Window Manufacturer	3,196	0.5	4,857	1.0
Scrap Metal Recycler	3,106	0.5	4,927	1.0
Disaster Recovery Homebuilding	2,000	0.3	—	—
Specialty Defense Contractor	1,800	0.3	1,850	0.4
Western Wear Retail	1,171	0.2	10,920	2.3
Entertainment	986	0.2	—	—
Household Product Manufacturer	758	0.1	758	0.2
In-Home Healthcare Services	721	0.1	624	0.1
QSR Franchisee	—	—	17,465	3.6
Personal Product Manufacturer	—	—	16,241	3.4
Wireless Communication Retailer	—	—	12,000	2.5
Restaurant Chain	—	—	9,738	2.0
Petroleum Equipment Supplier	—	—	3,850	0.8
Education Services	—	—	3,000	0.6
Professional Employer Organization	—	—	2,700	0.6
Online Travel Sales & Marketing	—	—	1,750	0.4
IT Hosting Services	—	—	480	0.1
Total	$592,456	100.0%	$480,337	100.0%

Recent declines in oil prices have had an impact on the energy industry and have contributed towards the volatility in the leverage loan market during 2015 and 2014. The events have had an impact on our investments in the energy sector. As of December 31, 2015 and 2014, we had five investments within the energy sector, representing approximately 8.8% and 12.3%, respectively, of total investment portfolio fair value. As of December 31, 2015 and 2014, fair values of our energy investments were approximately 70.0% and 89.5% of cost, respectively. Management continues to closely monitor each of these investments, maintaining frequent dialogue with company management and, where appropriate, sponsors.

With the exception of the international investment holdings noted below, all investments made by the Company as of December 31, 2015 and December 31, 2014 were made in portfolio companies located in the United States. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value as of December 31, 2015 and December 31, 2014 (dollars in thousands):

	At December 31, 2015		At December 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$307,056	51.9%	$272,457	56.7%
Northeast	102,020	17.2	86,411	18.0
Midwest	87,911	14.8	38,103	7.9
West	85,414	14.4	75,066	15.7
International	10,055	1.7	8,300	1.7
Total	$592,456	100.0%	$480,337	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2015 and 2014 (dollars in thousands):

	As of December 31, 2015		As of December 31, 2014
Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$191,894	32.4%	$146,471	30.5%
2	335,388	56.6	271,864	56.6
3	37,164	6.3	55,325	11.5
4	28,010	4.7	6,677	1.4
5	—	—	—	—
Total	$592,456	100.0%	$480,337	100.0%

As of December 31, 2015, we had debt investments in five portfolio companies on non-accrual status with an amortized cost of $47.1 million and a fair value of $28.0 million, which represented 8.3% and 4.7% of the investment portfolio, respectively. As of December 31, 2014, we had debt investments in one portfolio company on non-accrual status with amortized cost of $3.4 million and a fair value of $0.0 million, which represented 0.8% and 0.0% of the investment portfolio, respectively.

As of December 31, 2015, we had no debt investments on PIK non-accrual status. As of December 31, 2014, we had debt investments in one portfolio company on PIK non-accrual status with amortized cost of $13.1 million and a fair value of $10.6 million, representing 3.0% and 2.2% of the investment portfolio, respectively.

Results of Operations

Operating results for the years ended December 31, 2015, 2014, and 2013 are as follows (dollars in thousands):

	For the Year Ended December 31
	2015	2014	2013
Total investment income	$63,976	$49,528	$35,433
Total expenses, net of fee waivers	38,649	29,562	15,949
Net investment income	25,327	19,966	19,484
Total realized gain from investments	5,436	832	2,187
Net unrealized appreciation/(depreciation) on investments	(16,913)	(24,238)	7,187
Net increase/(decrease) in net assets resulting from operations	$13,850	$(3,440)	$28,858

Investment income

The composition of our investment income for the years ended December 31, 2015, 2014 and 2013 was as follows (dollars in thousands):

	For the Year Ended December 31
	2015	2014	2013
Interest income	$50,586	$36,067	$24,587
Fee income	5,944	3,051	1,190
Payment-in-kind interest and dividend income	5,084	2,833	1,571
Dividend income	2,101	7,557	6,432
Interest from cash and cash equivalents	5	20	149
Other income	256	—	1,504
Total investment income	$63,976	$49,528	$35,433

The income reported as interest income and payment-in-kind interest and dividend income is generally based on the stated rates as disclosed in our Consolidated Schedule of Investments. Accretion/(Amortization) of discounts and premiums paid for purchased loans are included in interest income as an adjustment to yield. As a general rule, our interest income and payment-in-kind interest and dividend income is recurring in nature.

We also generate fee income primarily through origination fees charged for new investments, and secondarily via amendment fees, consent fees, prepayment penalties, and other fees. While the fee income is typically non-recurring for each investment, most of our new investments include an origination fee; as such, fee income is dependent upon our volume of deployments and to the fee structure associated with those deployments.

We earn dividends on certain equity investments within our investment portfolio. As noted in our Consolidated Schedule of Investments, some investments are scheduled to pay a periodic dividend though these recurring dividends do not make up a significant portion of our total investment income. We may and have received more substantial one-time dividends from our equity investments as part of dividend recapitalizations.

For the year ended December 31, 2015, total investment income increased $14.4 million, or 29.2% compared to the year ended December 31, 2014. The increase from the prior period relates primarily to higher interest and PIK income from a growing investment portfolio. For the year ended December 31, 2015, we generated $3.5 million in origination fees from new deployments and $2.4 million in other fees. Comparatively, for the year ended December 31, 2014, we generated $1.9 million in origination fees from new deployments and $1.2 million in other fees. The year over year increase in origination fee income was aided by an increase in directly originated investments. The year over year increase in other fees was due primarily to $0.8 million in prepayment penalties for the year ended December 31, 2015, compared to $0.0 million for the year ended December 31, 2014. These increases in interest, fees, and PIK were offset by a $5.5 million decline in dividend income, from $7.6 million for the year ended December 31, 2014 to $2.1 million for the year ended December 31, 2015. The decline was driven by several significant dividends paid in 2014 as part of dividend recapitalizations and the overall shrinking of our equity portfolio since the IPO.

For the year ended December 31, 2014, total investment income increased $14.1 million, or 39.8% compared to the fiscal year ended December 31, 2013. We had net deployments of debt securities of $140.3 million during the year ended December 31, 2014, which increased interest, fee, PIK, and overall investment income growth year over year.

Operating expenses

The composition of our expenses for the years ended December 31, 2015, 2014 and 2013 was as follows (dollars in thousands):

	For the Year Ended December 31
	2015	2014	2013
Interest and financing expenses	$19,022	$13,375	$8,384
Management fees, net of management fee waiver	10,590	9,051	4,731
Incentive fees, net of incentive fee waiver	4,985	2,838	1,525
General and administrative expenses	4,052	4,298	1,309
Total expenses, net of fee waivers	$38,649	$29,562	$15,949

For the year ended December 31, 2015, operating expenses increased $9.1 million, or 30.7%, compared to the year ended December 31, 2014. The increase from the prior period was primarily due to an increase in interest and financing expenses due to (i) the issuance of Notes in June of 2014 and (ii) the Credit Facility in October 2014. Management fees increased over prior period due to growth in assets under management. Incentive fees increased from prior period due to increase in pre-incentive fee net investment income.

For the year ended December 31, 2014, operating expenses increased $13.6 million, or 85.4%, compared to the year ended December 31, 2013. Interest expense increased year over year primarily due to the issuance of Notes in June of 2014. Management and incentive fees increased for the year ended December 31, 2014 primarily because 2014 was the first full year under the terms of the Investment Advisory Agreement that we entered into with the Investment Advisor on September 24, 2013. General and administrative expenses increased year over year due to a full year of regulatory and reporting costs subsequent to our IPO on September 30, 2013.

Net realized gains/losses on sales of investments

During the years ended December 31, 2015, 2014 and 2013, we recognized $5.4 million, $0.8 million and $2.2 million of net realized gains on our portfolio investments, respectively.

During the year ended December 31, 2015, the Company realized gains on Boot Barn Holdings, Inc. ($11.0 million), KBP Investments, LLC ($10.4 million), Corporate Visions, Inc. ($7.1 million), and $2.2 million in other gross realized gains on portfolio companies. These realized gains were offset by realized losses on Source Capital SSCR, LLC ($11.3 million), Market E’s, LLC ($5.1 million), Precision Manufacturing, LLC ($3.4 million), Sparus Holdings, Inc. ($3.4 million), and $2.1 million in other gross realized losses on portfolio companies.

Net unrealized appreciation/depreciation on investments

Net change in unrealized appreciation/(depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the years ended December 31, 2015, 2014 and 2013, we had $(16.9) million, $(24.2) million and $7.2 million of unrealized appreciation (depreciation), respectively, on portfolio investments.

Of the $16.9 million in unrealized depreciation for the year ended December 31, 2015, $16.5 million related to depreciation on our 5 energy related portfolio companies.

Changes in net assets resulting from operations

For the years ended December 31, 2015, 2014 and 2013 we recorded a net increase (decrease) in net assets resulting from operations of $13.9 million, $(3.4) million, and $28.9 million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2015, 2014 and 2013, our per share net increase (decrease) in net assets resulting from operations was $0.91, $(0.27) and $2.22, respectively.

Financial Condition, Liquidity and Capital Resources

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay dividends to our shareholders, and repay indebtedness.

On September 30, 2013, we issued 4,000,000 shares at $20.00 per share in our IPO, yielding net proceeds of $74.25 million.

Including the net proceeds from our IPO on September 30, 2013, we have raised approximately $245.0 million in net proceeds from debt and equity offerings and obtained credit availability through our Credit Facility of $120.0 million through December 31, 2015.

We issued $113.4 million in aggregate principal amount of 7.125% fixed-rate notes in June of 2014, yielding net proceeds of $109.1 million after underwriting costs. The Notes will mature on June 16, 2021, and may be redeemed in whole or in part at any time or from time to time at our option on or after June 17, 2017 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. The notes bear interest at a rate of 7.125% per year payable quarterly on March 16, June 16, September 16, and December 16 of each year, beginning September 16, 2014. The Notes are listed on the New York Stock Exchange under the trading symbol “CLA” with a par value $25.00 per share.

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

On January 6, 2015, we entered into an Incremental Assumption Agreement (the “First Incremental Assumption Agreement”) relating to the Credit Facility. The First Incremental Assumption Agreement increased the amount of borrowings available under the Credit Facility from $50,000,000 to $80,000,000. The $30,000,000 increase in total commitments under the Credit Facility was executed under the “accordion” feature of the Credit Facility, which allows for an increase in total commitments under the Credit Facility up to $150,000,000. On August 19, 2015, we entered into a second Incremental Assumption Agreement (the “Second Incremental Assumption Agreement”) relating to the Credit Facility. The Second Incremental Assumption Agreement increased the amount of borrowings available under the Credit Facility from $80,000,000 to $120,000,000. The $40,000,000 increase in total commitments under the Credit Facility was executed under the “accordion” feature of the Credit Facility, which allows for an increase in total commitments under the Credit Facility up to $150,000,000.

As of December 31, 2015, we had $70.0 million outstanding and $50.0 million available under the Credit Facility.

On April 13, 2015, we completed an underwritten offering of 3,500,000 shares of its common stock at a public offering price of $18.32 per share. The total proceeds received in the offering net of underwriting discounts and offering costs were approximately $61.7 million.

On February 26, 2015, our Board authorized a program for the purpose of repurchasing up to $12.0 million worth of its common stock. Under the repurchase program, we could have, but were not obligated to, repurchase our outstanding common stock in the open market from time to time provided that we complied with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Unless extended by our Board, we expect the repurchase program to be in place until the earlier of March 31, 2016 or until $12.0 million of our outstanding shares of common stock have been repurchased.

During the year ended December 31, 2015, we repurchased 774,858 shares of our common stock in open market transactions for an aggregate cost (including transaction costs) of $12.0 million. As of December 31, 2015, none of these share repurchases were unsettled. We are incorporated in Maryland and under Maryland General Corporation Law, shares repurchased are considered retired (repurchased shares become authorized but unissued shares) rather than treasury stock. As a result, the cost of the stock repurchased is recorded as a reduction to capital in excess of par value on the consolidated statements of changes in net assets.

As of December 31, 2015, Fund II had $26.2 million in regulatory capital and $34.2 million in SBA-guaranteed debentures outstanding and Fund III had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding. In addition to our existing SBA-guaranteed debentures, we may, if permitted by regulation, seek to issue additional SBA-guaranteed debentures as well as other forms of leverage and borrow funds to make investments. On June 10, 2014, we received an exemptive order from the SEC exempting us, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. We intend to comply with the conditions of the order.

As of December 31, 2015, we had $34.1 million in cash and cash equivalents, and our net assets totaled $268.8 million.

Contractual obligations

We have entered into two contracts under which we have material future commitments: the Investment Advisory Agreement, pursuant to which the Investment Advisor serves as our investment adviser, and the Administration Agreement, pursuant to which our Administrator agrees to furnish us with certain administrative services necessary to conduct our day-to-day operations. Payments under the Investment Advisory Agreement in future periods will be equal to: (1) a percentage of the value of our gross assets; and (2) an incentive fee based on our performance. Payments under the Administration Agreement will occur on an ongoing basis as expenses are incurred on our behalf by our Administrator.

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

A summary of our significant contractual payment obligations as of December 31, 2015 are as follows (dollars in thousands):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
SBA Debentures	$13,500	$—	$24,000	$146,700	$184,200
Notes	—	—	—	113,438	113,438
Credit Facility	—	70,000	—	—	70,000
Total Contractual Obligations	$13,500	$70,000	$24,000	$260,138	$367,638

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

The following table summarizes our distributions declared since the IPO through December 31, 2015:

Date Declared	Record Date	Payment Date	Amount Per Share
October 1, 2015	October 23, 2015	October 29, 2015	$0.1567
October 1, 2015	November 20, 2015	November 27, 2015	0.1567
October 1, 2015	December 22, 2015	December 30, 2015	0.1567
July 1, 2015	September 23, 2015	September 29, 2015	0.1567
July 1, 2015	August 21, 2015	August 28, 2015	0.1567
July 1, 2015	July 23, 2015	July 30, 2015	0.1567
April 1, 2015	June 22, 2015	June 29, 2015	0.1567
April 1, 2015	May 21, 2015	May 28, 2015	0.1567
April 1, 2015	April 23, 2015	April 29, 2015	0.1567
February 26, 2015	December 22, 2015	December 30, 2015	0.05
February 26, 2015	November 20, 2015	November 27, 2015	0.05
February 26, 2015	October 23, 2015	October 29, 2015	0.05
February 26, 2015	September 23, 2015	September 29, 2015	0.05
February 26, 2015	August 21, 2015	August 28, 2015	0.05
February 26, 2015	July 23, 2015	July 30, 2015	0.05
February 26, 2015	June 22, 2015	June 29, 2015	0.05
February 26, 2015	May 21, 2015	May 28, 2015	0.05
February 26, 2015	April 23, 2015	April 29, 2015	0.05
February 26, 2015	March 23, 2015	March 30, 2015	0.05
January 2, 2015	March 23, 2015	March 30, 2015	0.1567
January 2, 2015	February 20, 2015	February 26, 2015	0.1567
January 2, 2015	January 22, 2015	January 29, 2015	0.1567
Total Distributions Declared			$2.38

Date Declared	Record Date	Payment Date	Amount Per Share
October 2, 2014	December 19, 2014	December 30, 2014	$0.1567
October 2, 2014	November 21, 2014	November 28, 2014	0.1567
October 2, 2014	October 22, 2014	October 30, 2014	0.1567
August 7, 2014	September 12, 2014	September 26, 2014	0.47
May 8, 2014	June 9, 2014	June 26, 2014	0.47
February 27, 2014	March 14, 2014	March 26, 2014	0.47
Total Distributions Declared			$1.88

Date Declared	Record Date	Payment Date	Amount Per Share
November 11, 2013	December 10, 2013	December 30, 2013	$0.47
Total Distributions Declared			$0.47

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

We have entered into the Administration Agreement with our Administrator. Pursuant to the terms of the Administration Agreement, our Administrator provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Alala, our chief executive officer, president and chairman of our Board, is the chief executive officer, president and a director of our Administrator.

Off-Balance Sheet Arrangements

As of December 31, 2015 and December 31, 2014, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $4.4 million and $10.6 million, respectively. Based on current cash balance and availability under our Credit Facility, the Company believes it has sufficient liquidity to fund our unfunded commitments as of December 31, 2015.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

Distributions

On January 4, 2016, our Board of Directors declared the following distributions:

Date Declared	Record Date	Payment Date	Amount Per Share
January 4, 2016	March 22, 2016	March 30, 2016	$0.1567
January 4, 2016	February 19, 2016	February 26, 2016	$0.1567
January 4, 2016	January 22, 2016	January 28, 2016	$0.1567
Total Dividends Declared for Fiscal 2016			$0.47

Portfolio Activity

On January 12, 2016, we invested in the subordinated debt and equity of Eastport Holdings, LLC. The subordinated debt has a cash rate of Libor + 13.0%, with a 0.5% floor.

On January 26, 2016, we funded $2.8 million in the existing commitment for Community Choice Financial, Inc. senior secured revolving debt. The debt investment has a cash rate of Libor + 13.0% with a 1.0% floor.

On February 29, 2016, we sold our investment in Crowley Holdings, Inc. Series A Income Preferred Shares for $6.3 million. We received par value, plus accrued dividends.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will generally not be affected by changes in various interest rates, including LIBOR, as assets and liabilities are fixed as of December 31, 2015. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the year ended December 31, 2015, we did not engage in hedging activities.

As of December 31, 2015, we held 19 securities bearing a variable rate of interest. Our variable rate investments represent approximately 34.5% of the fair market value of total interest earning investments. All variable rate securities are London Interbank Offered Rate (“LIBOR”) based and are subject to interest rate floors, with the exception of a $2.0 million investment that does not have a floor. As of December 31, 2015, all variable rate securities were yielding interest at a rate equal to the established interest rate floor, with the exception of a $2.0 million investment that does not have a floor. As of December 31, 2015, we had $70.0 million outstanding on its revolving credit facility which has a variable rate of interest at LIBOR + 300. As of December 31, 2015, all of our other interest paying liabilities, consisting of $184.2 million in SBA-guaranteed debentures and $113.4 million in notes payable, were bearing interest at a fixed rate.

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

Based on our December 31, 2015 consolidated statements of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	Increase (decrease) in interest expense	Increase (decrease) in net income
Up 300 basis points	$4,179	$2,401	$1,778
Up 200 basis points	$2,482	$1,701	$781
Up 100 basis points	$853	$1,001	$(148)
Down 100 basis points	$(12)	$(305)	$293
Down 200 basis points	$—	$—	$—
Down 300 basis points	$—	$—	$—

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Capitala Finance Corp.

We have audited the accompanying consolidated statements of assets and liabilities of Capitala Finance Corp. (the Company), including the consolidated schedules of investments, as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows and the financial highlights for each of the three years in the period ended December 31, 2015. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2015 and 2014 by correspondence with the custodian and directly with management or designees of the portfolio companies, as applicable. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of Capitala Finance Corp. at December 31, 2015 and 2014, and the consolidated results of its operations, changes in its net assets, its cash flows and its financial highlights for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

March 8, 2016
Charlotte, North Carolina

Capitala Finance Corp.

Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share data)

	As of
	December 31, 2015	December 31, 2014
ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $391,031 and $219,163, respectively)	$404,513	$236,804
Affiliate investments (amortized cost of $99,290 and $154,552, respectively)	117,350	171,471
Control investments (amortized cost of $79,866 and $67,440, respectively)	70,593	72,062
Total investments at fair value (amortized cost of $570,187 and $441,155, respectively)	592,456	480,337
Cash and cash equivalents	34,105	55,107
Interest and dividend receivable	5,390	3,113
Due from related parties	256	518
Prepaid expenses	503	515
Other assets	108	274
Total assets	$632,818	$539,864
LIABILITIES
SBA debentures (net of deferred financing costs of $3,537 and $4,192, respectively)	$180,663	$188,008
Notes (net of deferred financing costs of $3,583 and $4,101, respectively)	109,855	109,337
Credit Facility (net of deferred financing costs of $1,649 and $1,709, respectively)	68,351	(1,709)
Due to related parties	6	8
Management and incentive fee payable	1,687	159
Interest and financing fees payable	2,987	2,902
Accounts payable and accrued expenses	467	322
Total liabilities	$364,016	$299,027
Commitments and contingencies (Note 2)
NET ASSETS
Common stock, par value $.01, 100,000,000 common shares authorized, 15,777,345 and 12,974,420 common shares issued and outstanding, respectively	$158	$130
Additional paid in capital	239,104	188,408
Accumulated undistributed net investment income	8,570	12,314
Accumulated undistributed net realized gain/(loss) from investments	(1,299)	803
Net unrealized appreciation on investments	22,269	39,182
Total net assets	268,802	240,837
Total liabilities and net assets	$632,818	$539,864
Net asset value per share	$17.04	$18.56

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the Year Ended December 31
	2015	2014	2013
INVESTMENT INCOME
Interest and fee income:
Non-control/Non-affiliate investments	$39,535	$16,209	$8,355
Affiliate investments	11,589	17,105	12,688
Control investments	5,406	5,804	4,734
Total interest and fee income	56,530	39,118	25,777
Payment-in-kind interest and dividend income:
Non-control/Non-affiliate investments	2,644	937	175
Affiliate investments	1,363	1,169	471
Control investments	1,077	727	925
Total payment-in-kind interest and dividend income	5,084	2,833	1,571
Dividend income:
Non-control/Non-affiliate investments	617	1,818	35
Affiliate investments	115	774	314
Control investments	1,369	4,965	6,083
Total dividend income	2,101	7,557	6,432
Other Income	256	—	1,504
Interest income from cash and cash equivalents	5	20	149
Total investment income	63,976	49,528	35,433
EXPENSES
Interest and financing expenses	19,022	13,375	8,384
Base management fee	10,590	9,289	5,064
Incentive fees	6,043	2,838	1,525
General and administrative expenses	4,052	4,298	1,309
Expenses before fee waivers	39,707	29,800	16,282
Incentive fee waiver (See Note 7)	(1,058)	—	—
Management fee waiver (See Note 7)	—	(238)	(333)
Total expenses, net of fee waivers	38,649	29,562	15,949
NET INVESTMENT INCOME	25,327	19,966	19,484
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	8,758	2,564	6,011
Affiliate investments	(9,109)	(1,843)	(4,099)
Control investments	5,787	111	275
Total realized gain from investments	5,436	832	2,187
Net unrealized appreciation/(depreciation) on investments	(16,913)	(24,238)	7,187
Net gain (loss) on investments	(11,477)	(23,406)	9,374
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$13,850	$(3,440)	$28,858
NET INCREASE (DECREASE) IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC AND DILUTED	$0.91	$(0.27)	$2.22
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – BASIC AND DILUTED	15,210,577	12,974,420	12,974,420
DISTRIBUTIONS PAID PER SHARE	$2.38	$1.88	$0.47

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Changes in Net Assets
(in thousands)

	General Partner	Limited Partners	Common Stock		Additional Paid in Capital	Accumulated Undistributed Net Investment Income	Accumulated Undistributed Net Realized Gains (Losses)	Net Unrealized Appreciation (Depreciation) on Investments	Total
			Number of Shares	Par Value
BALANCE, December 31, 2012	$282	$77,358	—	$—	$—	$8,560	$—	$56,233	$142,433
Partners’ capital contributions	—	24,852	—	—	—	—	—	—	24,852
Distribution to partners	—	—	—	—	—	(5,186)	(2,235)	—	(7,421)
Formation transactions	(282)	(102,210)	8,974,420	90	114,198	—	—	—	11,796
Public offering of common stock	—	—	4,000,000	40	74,210	—	—	—	74,250
Net investment income	—	—	—	—	—	19,484	—	—	19,484
Net realized gain from investments	—	—	—	—	—	—	2,187	—	2,187
Net change in unrealized appreciation/(depreciation) on portfolio investments	—	—	—	—	—	—	—	7,187	7,187
Distributions declared	—	—	—	—	—	(6,098)	—	—	(6,098)
BALANCE, December 31, 2013	—	—	12,974,420	$130	$188,408	$16,760	$(48)	$63,420	$268,670
Net investment income	—	—	—	—	—	19,966	—	—	19,966
Net realized gain from investments	—	—	—	—	—	—	832	—	832
Net change in unrealized appreciation/(depreciation) on portfolio investments	—	—	—	—	—	—	—	(24,238)	(24,238)
Distributions declared	—	—	—	—	—	(24,393)	—	—	(24,393)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	—	—	—	(19)	19	—	—
BALANCE, December 31, 2014	—	—	12,974,420	$130	$188,408	$12,314	$803	$39,182	$240,837
Net investment income	—	—	—	—	—	25,327	—	—	25,327
Net realized gain from investments	—	—	—	—	—	—	5,436	—	5,436
Net change in unrealized appreciation/(depreciation) on portfolio investments	—	—	—	—	—	—	—	(16,913)	(16,913)
Issuance of common stock, net of offering and underwriting costs			3,500,000	35	61,665				61,700
Repurchase and retirement of common stock under stock repurchase program	—	—	(774,858)	(8)	(11,992)	—	—	—	(12,000)
Distributions to shareholders:									—
Stock issued under dividend reinvestment plan	—	—	77,783	1	1,023	—	—	—	1,024
Distributions declared	—	—	—	—	—	(25,673)	(10,936)	—	(36,609)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	—	—	—	(3,398)	3,398	—	—
BALANCE, December 31, 2015	—	—	15,777,345	$158	$239,104	$8,570	$(1,299)	$22,269	$268,802

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$13,850	$(3,440)	$28,858
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchase of portfolio investments	(260,640)	(216,276)	(110,929)
Repayments of portfolio investments	142,713	80,197	52,755
Net realized gain on portfolio investments	(5,436)	(832)	(2,187)
Net unrealized (appreciation)/depreciation on portfolio investments	16,913	24,238	(7,187)
Payment-in-kind interest and dividends	(5,084)	(2,833)	(1,408)
Accretion of original issue discount on portfolio investments	(585)	(111)	(36)
Amortization of deferred financing fees	1,966	1,072	318
Changes in assets and liabilities:
Interest and dividend receivable	(2,277)	(196)	(1,000)
Due from related parties	262	1,127	(151)
Prepaid expenses	12	139	(654)
Other assets	166	(274)	—
Due to related parties	(2)	(513)	324
Management and incentive fee payable	1,528	(1,998)	2,157
Interest and financing fees payable	85	179	238
Accounts payable and accrued expenses	145	165	80
NET CASH USED IN OPERATING ACTIVITIES	(96,384)	(119,356)	(38,822)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of SBA debentures	—	—	25,000
Partners’ capital contributions	—	—	24,852
Proceeds from IPO, net of underwriting expense	—	—	74,250
Paydowns on SBA debentures	(8,000)	(10,000)	—
Proceeds from Credit Facility	105,000	—	—
Payments to Credit Facility	(35,000)	—	—
Issuance of Notes	—	113,438	—
Issuance of common stock, net of offering and underwriting costs	61,700	—	—
Distributions paid to general and limited partners	—	—	(7,421)
Distributions paid to shareholders	(35,585)	(24,393)	(6,098)
Repurchases of common stock under stock repurchase program	(12,000)	—	—
Deferred financing fees paid	(733)	(6,204)	(606)
NET CASH PROVIDED BY FINANCING ACTIVITIES	75,382	72,841	109,977
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(21,002)	(46,515)	71,155
CASH AND CASH EQUIVALENTS, beginning of year	55,107	101,622	30,467
CASH AND CASH EQUIVALENTS, end of year	$34,105	$55,107	$101,622
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$16,349	$12,120	$7,828
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
In-kind contribution of assets	$—	$—	$11,796
Distribution paid through DRIP share issuances	$1,024	$—	$—

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments
(in thousands, except for units)
December 31, 2015

Company(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Non-control/Non-affiliated investments – 150.5%
AAE Acquisition, LLC	Industrial Equipment Rental	Senior Secured Term Debt (12% Cash, Due 3/31/18)(1)	$11,000	$11,000	$11,000	4.1%
AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (14% fully diluted)		17	2,181	0.8%
				11,017	13,181	4.9%
American Clinical Solutions, LLC	Healthcare	Senior Secured Debt (L+9.5% Cash, 1% Floor, Due 6/11/20)	9,750	9,750	9,750	3.6%
				9,750	9,750	3.6%
American Exteriors, LLC	Replacement Window Manufacturer	Senior Secured Debt (14% Cash, Due 1/15/16)(1)(2)	4,879	3,679	3,196	1.2%
American Exteriors, LLC	Replacement Window Manufacturer	Common Stock Warrants (15% fully diluted)		—	—	0.0%
				3,679	3,196	1.2%
B&W Quality Growers, LLC	Farming	Subordinated Debt (14% Cash, Due 7/23/20)	10,000	9,992	10,000	3.7%
B&W Quality Growers, LLC	Farming	Membership Unit Warrants (91,739 Units)		20	5,408	2.0%
				10,012	15,408	5.7%
Bluestem Brands, Inc.	Online Merchandise Retailer	Senior Secured Term Debt (L+7.5% Cash, 1% Floor, Due 11/7/20)	4,529	4,382	4,382	1.6%
				4,382	4,382	1.6%
Boot Barn Holdings, Inc	Western Wear Retail	Common Stock (95,252 shares)(8)		381	1,171	0.4%
				381	1,171	0.4%
Brock Holdings III, Inc.	Industrial Specialty Services	Subordinated Debt (L+8.25% Cash, 1.75% Floor, Due 3/16/18)	5,000	4,881	4,881	1.8%
				4,881	4,881	1.8%
Brunswick Bowling Products, Inc.	Bowling Products	Senior Secured Term Debt (L+6.0% Cash, 2% Floor, Due 5/22/20)	2,000	2,000	2,000	0.7%
Brunswick Bowling Products, Inc.	Bowling Products	Subordinated Debt (L+14.25% Cash, 2% Floor, Due 5/22/20)	6,983	6,983	6,983	2.6%
Brunswick Bowling Products, Inc.	Bowling Products	Preferred Shares (2,966 shares, 8% PIK)(6)		3,118	3,141	1.2%
				12,101	12,124	4.5%
Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Senior Secured Term Debt (9.5% Cash, Due 4/30/20)	5,000	4,868	4,868	1.8%
Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	533	0.2%
				4,873	5,401	2.0%
Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)		258	223	0.1%
Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock Warrants (655,908 units)(7)		264	498	0.2%
				522	721	0.3%
Cedar Electronics Holding Corp.	Consumer Electronics	Subordinated Debt (12% Cash, Matures 12/26/20)	28,300	28,300	28,300	10.5%
				28,300	28,300	10.5%
Community Choice Financial, Inc.	Financial Services	Senior Secured Revolving Debt (L+13.0% Cash, 1% Floor, Due 3/27/17)(8)(11)	17,161	17,161	17,161	6.4%
				17,161	17,161	6.4%
Construction Partners, Inc.	Construction Services	Subordinated Debt (11.5% Cash, Due 6/12/20)	12,500	12,500	12,500	4.7%
				12,500	12,500	4.7%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units)
December 31, 2015

Company(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9% Cash, 2% PIK, Due 11/29/21)	$15,941	$15,941	$15,941	5.9%
Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	1,917	0.7%
				17,516	17,858	6.6%
Crowley Holdings, Inc.	Transportation	Series A Income Preferred Shares (6,000 shares, 10% Cash, 2% PIK dividend)(6)		6,271	6,271	2.3%
				6,271	6,271	2.3%
CSM Bakery Solutions, LLC	Bakery Supplies Distributor	Subordinated Debt (L+7.75% Cash, 1% Floor, Due 8/7/22)	17,000	16,687	16,146	6.0%
				16,687	16,146	6.0%
DSW Homes, LLC	Disaster Recovery Homebuilding	Subordinated Debt (L+12% Cash, Due 9/24/18)	2,000	2,000	2,000	0.7%
				2,000	2,000	0.7%
Emerging Markets Communications, LLC	Satellite Communications	Subordinated Debt (L+9.625% Cash, 1% Floor, Due 7/1/22)	5,000	4,932	4,932	1.8%
				4,932	4,932	1.8%
Flavors Holdings, Inc.	Food Product Manufacturer	Senior Secured Term Debt (L+5.75% Cash, 1% Floor, Due 4/3/20)	7,500	7,265	6,917	2.6%
Flavors Holdings, Inc.	Food Product Manufacturer	Subordinated Debt (L+10% Cash, 1% Floor, Due 10/3/21)	12,000	11,601	10,519	3.9%
				18,866	17,436	6.5%
Group Cirque du Soleil, Inc.	Entertainment	Subordinated Debt (L+8.25% Cash, 1% Floor, Due 7/8/23)(8)	1,000	986	986	0.4%
				986	986	0.4%
Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Senior Secured Term Debt (Due 12/9/19)(14)	2,400	2,000	1,800	0.7%
				2,000	1,800	0.7%
Kelle’s Transport Service, LLC	Transportation	Senior Secured Debt (14% Cash, Due 3/31/19)	14,562	14,551	14,562	5.4%
Kelle’s Transport Service, LLC	Transportation	Preferred Units (1,000 units, 10% PIK Dividend)(6)		3,101	3,101	1.2%
Kelle’s Transport Service, LLC	Transportation	Common Stock Warrants (15% fully diluted)		22	3,310	1.2%
				17,674	20,973	7.8%
Maxim Crane Works, L.P.	Crane Rental and Sales	Subordinated Debt (L+9.25% Cash, 1% Floor, Due 11/26/18)	5,000	5,032	5,032	1.9%
				5,032	5,032	1.9%
Medical Depot, Inc.	Medical Device Distributor	Subordinated Debt (14% Cash, Due 9/27/20)(1)	14,667	14,667	14,667	5.5%
Medical Depot, Inc.	Medical Device Distributor	Series C Convertible Preferred Stock (740 shares)		1,333	8,345	3.1%
				16,000	23,012	8.6%
Merlin International, Inc.	IT Government Contracting	Subordinated Debt (12.5% Cash, Due 12/16/19)	20,000	20,000	20,000	7.4%
				20,000	20,000	7.4%
Nielsen & Bainbridge, LLC	Home Décor Manufacturer	Subordinated Debt (L+9.25% Cash, 1% Floor, Due 8/15/21)	15,000	14,816	14,614	5.4%
				14,816	14,614	5.4%
Nth Degree, Inc.	Business Services	Senior Secured Debt (L+7% Cash. 1% Floor, 1% PIK, due 12/14/2020)	12,256	12,256	12,256	4.6%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units)
December 31, 2015

Company(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Nth Degree, Inc.	Business Services	Senior Secured Debt (L+11.5% Cash, 1% Floor, 2% PIK, due 12/14/2020)	$9,009	$9,009	$9,009	3.4%
Nth Degree, Inc.	Business Services	Preferred Stock (10% PIK dividend)(6)		3,015	3,015	1.1%
				24,280	24,280	9.1%
Portrait Innovations, Inc.	Professional and Personal Digital Imaging	Senior Secured Term Debt (12% Cash, Due 2/26/20)	15,000	15,000	15,000	5.6%
				15,000	15,000	5.6%
Sequoia Healthcare Management, LLC	Healthcare Management	Senior Secured Term Debt (12% Cash, 4% PIK, due 7/17/19)	11,525	11,370	11,525	4.3%
				11,370	11,525	4.3%
Sierra Hamilton, LLC	Oil & Gas Engineering and Consulting Services	Senior Secured Debt (12.25% Cash, Due 12/15/18)	15,000	15,000	10,075	3.7%
				15,000	10,075	3.7%
Sparus Holdings, Inc.	Energy Services	Senior Secured Term Debt (12% Cash, Due 9/30/16)(1)	5,120	5,120	5,120	1.9%
Sparus Holdings, Inc.	Energy Services	Subordinated Debt (12% Cash, Due 9/30/16)(1)	5,380	5,380	5,380	2.0%
				10,500	10,500	3.9%
Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	758	0.3%
				758	758	0.3%
Tenere, Inc.	Industrial Manufacturing	Senior Secured Term Debt (11% Cash, 2% PIK, Due 12/15/17)(9)	3,582	3,582	3,582	1.3%
				3,582	3,582	1.3%
U.S. Well Services, LLC	Oil & Gas Services	Senior Secured Debt (L+11.5% Cash, 0.5% Floor, Due 5/2/19)	14,189	14,133	14,189	5.3%
				14,133	14,189	5.3%
Velum Global Credit Management, LLC	Financial Services	Senior Secured Debt (15% PIK, Due 12/31/17)(1)	9,069	9,069	9,069	3.4%
				9,069	9,069	3.4%
Vology, Inc.	Information Technology	Subordinated Debt (L+14% Cash, 1% Floor, Due 1/24/21)	8,000	8,000	8,000	3.0%
				8,000	8,000	3.0%
Western Windows Systems, LLC	Building Products	Senior Secured Term Debt (12.2% Cash, Due 7/31/20)(3)	14,000	14,000	14,000	5.3%
Western Windows Systems, LLC	Building Products	Common Equity (39,860 shares)		3,000	4,299	1.6%
				17,000	18,299	6.9%
Sub Total Non-control/Non-affiliated investments				$391,031	$404,513	150.5%
Affiliate investments – 43.6%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Senior Subordinated Debt (14% Cash, Due 8/9/19)	$3,000	$3,000	$3,000	1.1%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Junior Subordinated Debt (12% Cash, Due 8/9/19)	5,828	5,828	5,828	2.2%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock (1,253,198 shares)		1,504	3,080	1.1%
				10,332	11,908	4.4%
City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 9/28/17)(1)	8,231	8,231	8,231	3.1%
City Gear, LLC	Footwear Retail	Preferred Membership Units (2.78% fully diluted, 9% Cash dividend)(6)		1,269	1,269	0.5%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units)
December 31, 2015

Company(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.38% fully diluted)		$—	$9,182	3.4%
				9,500	18,682	7.0%
GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8% PIK dividend)(6)		2,413	2,764	1.0%
GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,162	0.4%
				2,415	3,926	1.4%
J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13% Cash, Due 7/16/18)(13)	$5,182	5,182	5,182	1.9%
J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	—	0.0%
J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (4,506 shares)		—	—	0.0%
				6,000	5,182	1.9%
LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)		1,525	3,342	1.2%
				1,525	3,342	1.2%
MJC Holdings, LLC	Specialty Clothing	Series A Preferred Units (2,000,000 units)		1,000	4,696	1.7%
				1,000	4,696	1.7%
MMI Holdings, LLC	Medical Device Distributor	Senior Secured Debt (12% Cash, Due 1/31/17)(1)	2,600	2,600	2,600	1.0%
MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 1/31/17)(1)	400	388	400	0.1%
MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6% PIK dividend)(6)		1,216	1,350	0.5%
MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		—	319	0.1%
				4,204	4,669	1.7%
MTI Holdings, LLC	Retail Display & Security Services	Subordinated Debt (12% Cash, Due 11/1/18)	8,000	8,000	8,000	3.0%
MTI Holdings, LLC	Retail Display & Security Services	Membership Units (2,000,000 units)		2,000	13,917	5.3%
				10,000	21,917	8.3%
Source Capital ABUTEC, LLC	Oil & Gas Services	Senior Secured Term Debt (12% Cash, 3% PIK, Due 12/28/17)(2)(12)	5,741	5,404	2,247	0.8%
Source Capital ABUTEC, LLC	Oil & Gas Services	Preferred Membership Units (10.5% fully diluted)		1,240	—	0.0%
				6,644	2,247	0.8%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Subordinated Debt (13% Cash, Due 2/17/17)	2,500	2,500	2,500	0.9%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Common Stock Warrants (6.65% ownership)		—	616	0.2%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership)		750	865	0.3%
				3,250	3,981	1.4%
Source Recycling, LLC	Scrap Metal Recycler	Subordinated Debt (13% Cash, Due 9/2/16)(2)	5,000	5,000	3,106	1.2%
				5,000	3,106	1.2%
STX Healthcare Management Services, Inc.	Dental Practice Management	Subordinated Debt (12.5% Cash, Due 7/31/18)(1)	6,425	6,425	6,398	2.4%
STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares)		1,200	1,047	0.4%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units)
December 31, 2015

Company(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock Warrants (1,154,254 shares)		$218	$1,007	0.4%
				7,843	8,452	3.2%
TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 2/1/19)(2)	$13,718	13,649	8,368	3.2%
TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 2/1/19)(2)	10,931	10,876	6,668	2.5%
TCE Holdings, Inc.	Oil & Gas Services	Class A Common Stock (3,600 shares)		3,600	—	0.0%
				28,125	15,036	5.7%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Senior Secured Term Debt (15% PIK, Due 11/26/16)	471	471	1,047	0.4%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Bridge Note (0% Cash, Due 11/26/16)(1)	663	361	663	0.2%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 2 Note (0% Cash, Due 11/26/16)(1)	81	44	81	0.0%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Senior Subordinated Note (0% Cash, Due 11/26/16)(1)	3,563	2,369	3,563	1.3%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 3 Note (0% Cash, Due 11/26/16)(1)	299	207	299	0.1%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Jr. Subordinated Note (0% Cash, Due 11/26/16)(1)	2,750	—	2,750	1.0%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 4 Note (0% Cash, Due 11/26/16)(1)	243	—	243	0.1%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-1 Preferred Stock (255,102 shares)		—	178	0.1%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-3 Preferred Stock (88,194 shares)		—	55	0.0%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-5 Preferred Stock (20,530 shares)		—	1,327	0.5%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Common Stock Warrants (2,063,629 warrants)		—	—	0.0%
				3,452	10,206	3.7%
Sub Total Affiliate investments				$99,290	$117,350	43.6%
Control investments – 26.3%
CableOrganizer Acquisition, LLC	Computer Supply Retail	Senior Secured Term Debt (12% Cash, 4% PIK, Due 5/24/18)	$11,025	$11,025	$11,025	4.1%
CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (1,125,000 shares)		1,125	9	0.0%
CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (570,000 shares)		—	4	0.0%
				12,150	11,038	4.1%
Capitala Senior Liquid Loan Fund I, LLC	Investment Fund	Common Stock (80% ownership)(8)		20,000	17,867	6.6%
				20,000	17,867	6.6%
Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/16/16)	1,862	1,862	1,862	0.7%
Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/16/16)	3,830	3,830	3,830	1.4%
Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	1,629	0.6%
				7,321	7,321	2.7%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units)
December 31, 2015

Company(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Navis Holdings, Inc.	Textile Equipment Manufacturer	Senior Secured Term Debt (15%, 2% PIK at Company’s option, Due 10/30/20)(1)(10)	$6,500	$6,500	$6,500	2.4%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10% Cash Dividend)(6)		1,000	1,000	0.4%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	5,354	2.0%
				7,501	12,854	4.8%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/16)(2)	8,539	8,448	4,425	1.6%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)		3,278	—	0.0%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)		2,365	—	0.0%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,107 shares)		33	—	0.0%
				14,124	4,425	1.6%
Print Direction, Inc.	Printing Services	Senior Secured Term Debt (10% Cash, 2% PIK, Due 2/24/19)	15,780	15,780	15,780	6.0%
Print Direction, Inc.	Printing Services	Common Stock (18,543 shares)		2,990	1,253	0.5%
Print Direction, Inc.	Printing Services	Common Stock Warrants (820 shares)		—	55	0.0%
				18,770	17,088	6.5%
Sub Total Control investments				$79,866	$70,593	26.3%
TOTAL INVESTMENTS – 220.4%				$570,187	$592,456	220.4%

(1)	The maturity date of the original investment has been extended.
(2)	Non-accrual investment.
(3)	The cash rate equals the approximate current yield on our last-out portion of the unitranche facility
(4)	All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.
(5)	Percentages are based on net assets of $268,802 as of December 31, 2015.
(6)	The equity investment is income producing, based on rate disclosed.
(7)	The equity investment has an exercisable put option.
(8)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2015, 7.3% of the Company’s total assets were non-qualifying assets.
(9)	The investment has a $0.6 million unfunded commitment.
(10)	The investment has a $1.0 million unfunded commitment.
(11)	The investment has a $2.8 million unfunded commitment.
(12)	Interest rate amended to 15% PIK through February 15, 2016.
(13)	Interest rate amended to 15% through June 30, 2016
(14)	Interest rate was amended to zero. The Company will receive earn-out payments of up to $2.4 million in satisfaction of the debt.

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments
(in thousands, except for units)
December 31, 2014

Company(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Non-control/Non-affiliated investments – 98.3%
AAE Acquisition, LLC	Industrial Equipment Rental	Senior Secured Term Debt (12% Cash, Due 3/31/18)(1)	$11,000	$10,998	$11,000	4.6%
AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (14% fully diluted)		17	2,212	0.9%
				11,015	13,212	5.5%
A Wireless Holding Company	Wireless Communication Retailer	Subordinated Debt (12% Cash, Due 9/09/19)	12,000	12,000	12,000	5.0%
				12,000	12,000	5.0%
American Exteriors, LLC	Replacement Window Manufacturer	Senior Secured Debt (14% Cash, Due 6/30/15)(1)(11)	4,357	3,157	4,357	1.8%
American Exteriors, LLC	Replacement Window Manufacturer	Jr. Convertible Note (10% Cash, Due 6/30/16)(1)	500	415	500	0.2%
American Exteriors, LLC	Replacement Window Manufacturer	Common Stock Warrants (15% fully diluted)(7)		—	—	0.0%
				3,572	4,857	2.0%
Bluestem Brands, Inc.	Online Merchandise Retailer	Senior Secured Term Debt (L+7.5% Cash, 1% Floor, Due 11/7/2020)	5,000	4,804	4,804	2.0%
				4,804	4,804	2.0%
Boot Barn Holdings, Inc	Western Wear Retail	Common Stock (600,000 shares)(8)		2,400	10,920	4.5%
				2,400	10,920	4.5%
Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)		258	193	0.1%
Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock Warrants (655,908 units)(7)		264	431	0.2%
				522	624	0.3%
Construction Partners, Inc.	Construction Services	Subordinated Debt (11.5% Cash, Due 6/12/2020)	12,500	12,500	12,500	5.2%
				12,500	12,500	5.2%
Crowley Holdings, Inc.	Transportation	Series A Income Preferred Shares (6,000 shares, 10% Cash, 2% PIK dividend)(6)		6,145	6,145	2.6%
				6,145	6,145	2.6%
CSM Bakery Solutions, LLC	Bakery Supplies Distributor	Subordinated Debt (L+7.75% Cash, 1% Floor, Due 8/7/22)	17,000	16,640	16,297	6.8%
				16,640	16,297	6.8%
Flavors Holdings, Inc.	Food Product Manufacturer	Senior Secured Term Debt (L+5.75% Cash, 1% Floor, Due 4/3/2020)	7,900	7,594	7,594	3.2%
Flavors Holdings, Inc.	Food Product Manufacturer	Subordinated Debt (L+10%, 1% Floor, Due 10/3/2021)	12,000	11,532	11,532	4.7%
				19,126	19,126	7.9%
Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Senior Secured Term Debt (13% Cash, Due 10/6/16)	2,000	2,000	1,850	0.8%
Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Common Unit Warrants (12% fully diluted)		—	—	0.0%
				2,000	1,850	0.8%
Kelle's Transport Service, LLC	Transportation	Senior Secured Debt (14% Cash, Due 3/31/19)	15,366	15,351	15,366	6.3%
Kelle's Transport Service, LLC	Transportation	Preferred Units (1,000 units, 10% PIK Dividend)(6)		2,802	2,802	1.2%
Kelle's Transport Service, LLC	Transportation	Common Stock Warrants (15% fully diluted)		23	2,781	1.2%
				18,176	20,949	8.7%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units)
December 31, 2014

Company(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Medical Depot, Inc.	Medical Device Distributor	Subordinated Debt (14% Cash, Due 9/27/20)(1)	$4,667	$4,667	$4,667	1.9%
Medical Depot, Inc.	Medical Device Distributor	Series C Convertible Preferred Stock (740 shares)		1,333	5,283	2.2%
				6,000	9,950	4.1%
Meritas Schools Holdings, LLC	Education Services	Subordinated Debt (L+9% Cash, 1% Floor, Due 1/23/2021)	3,000	2,986	3,000	1.2%
				2,986	3,000	1.2%
Merlin International, Inc.	IT Government Contracting	Subordinated Debt (12.5% Cash, Due 12/16/2019)	20,000	20,000	20,000	8.3%
				20,000	20,000	8.3%
Nielsen & Bainbridge, LLC	Home Décor Manufacturer	Subordinated Debt (L+9.25% Cash, 1% Floor, Due 8/15/21)	15,000	14,785	14,611	6.1%
				14,785	14,611	6.1%
Precision Manufacturing, LLC	Industrial Boiler Manufacturer	Subordinated Debt (14% Cash, Due 2/13/15)(2)	200	200	—	0.0%
Precision Manufacturing, LLC	Industrial Boiler Manufacturer	Subordinated Debt (14% Cash, Due 2/28/15)(2)	300	300	—	0.0%
Precision Manufacturing, LLC	Industrial Boiler Manufacturer	Subordinated Debt (13% Cash, Due 2/10/17)(2)	2,850	2,850	—	0.0%
Precision Manufacturing, LLC	Industrial Boiler Manufacturer	Membership Unit Warrants (6.65% fully diluted)		—	—	0.0%
				3,350	—	0.0%
Sequoia Healthcare Management, LLC	Healthcare Management	Senior Secured Term Debt (12% cash, 4% PIK, due 7/17/2019)	12,420	12,195	12,420	5.2%
				12,195	12,420	5.2%
Sierra Hamilton, LLC	Oil & Gas Engineering and Consulting Services	Senior Secured Debt (12.25% Cash, Due 12/15/18)	15,000	15,000	14,547	6.0%
				15,000	14,547	6.0%
Southern Pump & Tank Company, LLC	Petroleum Equipment Supplier	Senior Secured Term Debt (13% Cash, 6% PIK, Due 1/15/15)(1)	4,316	3,495	3,850	1.6%
Southern Pump & Tank Company, LLC	Petroleum Equipment Supplier	Common Stock Warrants (10% fully diluted)		—	—	0.0%
				3,495	3,850	1.6%
Stoddard Hill Media Holdings, LLC	IT Hosting Services	Class D Preferred Units (132,159 shares)		300	480	0.2%
				300	480	0.2%
Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	758	0.3%
				758	758	0.3%
Tenere, Inc.	Industrial Manufacturing	Senior Secured Term Debt (11% Cash, 2% PIK, Due 12/15/17)(9)	3,510	3,510	3,510	1.5%
				3,510	3,510	1.5%
TGI Friday's, Inc.	Restaurant Chain	Subordinated Debt (L+8.25% Cash, 1% Floor, Due 7/15/21)	10,000	9,962	9,738	4.0%
				9,962	9,738	4.0%
US LBM Holdings, LLC	Building Products	Senior Secured Debt (L+7.0% Cash, 1% Floor, Due 5/2/2020)	4,992	4,895	4,895	2.0%
				4,895	4,895	2.0%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units)
December 31, 2014

Company(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
U.S. Well Services, LLC	Oil & Gas Services	Senior Secured Debt (L+11.5% Cash, 0.5% floor, Due 5/2/19)(10)	$4,822	$4,727	$4,761	2.0%
				4,727	4,761	2.0%
Velum Global Credit Management, LLC	Financial Services	Senior Secured Debt (15% Cash, Due 12/31/15)(8)	8,300	8,300	8,300	3.4%
				8,300	8,300	3.4%
Worklife America, Inc.	Professional Employer Organization	Common Stock Warrants (3.84% ownership)		—	2,311	0.9%
Worklife America, Inc.	Professional Employer Organization	Preferred Stock Warrants (3.84% ownership)		—	389	0.2%
				—	2,700	1.1%
Sub Total Non-control/Non-affiliated investments				$219,163	$236,804	98.3%
Affiliate investments – 71.1%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Senior Subordinated Debt (14% Cash, due 8/9/19)	$5,000	$5,000	$5,000	2.1%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Junior Subordinated Debt (12% Cash, due 8/9/19)	7,200	7,200	7,200	3.0%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock (1,253,198 shares)		1,504	3,646	1.5%
				13,704	15,846	6.6%
City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 9/28/16)	8,231	8,231	8,213	3.4%
City Gear, LLC	Footwear Retail	Preferred Membership Units (2.78% fully diluted, 9% Cash dividend)(6)		1,269	1,269	0.5%
City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.38% fully diluted)		—	6,205	2.6%
				9,500	15,687	6.5%
Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (14% Cash, 2% PIK, Due 3/22/18)	11,402	11,402	11,402	4.7%
Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (2,216,463 shares)		2,576	10,348	4.3%
Corporate Visions, Inc.	Sales & Marketing Services	Common Stock Warrant (403,257 shares)		—	1,882	0.8%
				13,978	23,632	9.8%
GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8% PIK dividend)(6)		2,197	2,559	1.1%
GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,660	0.7%
				2,199	4,219	1.8%
J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13% Cash, Due 7/16/18)	5,182	5,182	5,182	2.2%
J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	341	0.1%
J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (4,506 shares)		—	188	0.1%
				6,000	5,711	2.4%
LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)		1,500	2,506	1.0%
				1,500	2,506	1.0%
MJC Holdings, LLC	Specialty Clothing	Series A Preferred Units (2,000,000 units)		2,000	5,723	2.4%
				2,000	5,723	2.4%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units)
December 31, 2014

Company(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
MMI Holdings, LLC	Medical Device Distributor	Senior Secured Debt (12% Cash, Due 1/31/17)(1)	$2,600	$2,600	$2,600	1.0%
MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 1/31/17)(1)	400	388	400	0.2%
MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6% PIK dividend)(6)		1,136	1,273	0.5%
MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		—	126	0.1%
				4,124	4,399	1.8%
MTI Holdings, LLC	Retail Display & Security Services	Subordinated Debt (12% Cash, Due 11/1/18)	8,000	8,000	8,000	3.3%
MTI Holdings, LLC	Retail Display & Security Services	Membership Units (2,000,000 units)		2,000	4,958	2.1%
				10,000	12,958	5.4%
Source Capital ABUTEC, LLC	Oil & Gas Services	Senior Secured Term Debt (12% Cash, 3% PIK, Due 12/28/17)	5,283	5,283	5,166	2.1%
Source Capital ABUTEC, LLC	Oil & Gas Services	Preferred Membership Units (10.8% fully diluted)		1,240	—	0.0%
				6,523	5,166	2.1%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Subordinated Debt (13% Cash, Due 2/17/17)	2,500	2,500	2,500	1.1%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Common Stock Warrants (6.65% ownership)		—	578	0.2%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership)		750	813	0.3%
				3,250	3,891	1.6%
Source Capital SSCR, LLC	Personal Product Manufacturer	Senior Secured Term Debt (7% Cash, Due 6/12/17)	5,000	5,000	4,751	2.0%
Source Capital SSCR, LLC	Personal Product Manufacturer	Subordinated Debt (7% Cash, Due 9/15/17)	17,125	17,125	11,490	4.7%
Source Capital SSCR, LLC	Personal Product Manufacturer	Preferred Membership Units (15.8% ownership)		1,878	—	0.0%
Source Capital SSCR, LLC	Personal Product Manufacturer	Membership Unit Warrant (0.31% ownership)		10	—	0.0%
				24,013	16,241	6.7%
Source Recycling, LLC	Scrap Metal Recycler	Subordinated Debt (13% Cash, Due 9/2/16)	5,000	5,000	4,927	2.0%
Source Recycling, LLC	Scrap Metal Recycler	Membership Units (68,656 units)		1,590	—	0.0%
Source Recycling, LLC	Scrap Metal Recycler	Membership Unit Warrants (1% fully diluted)		—	—	0.0%
				6,590	4,927	2.0%
Sparus Holdings, Inc.	Energy Services	Senior Secured Term Debt (12% Cash, 2% PIK, Due 3/21/16)(3)	5,034	5,012	4,050	1.7%
Sparus Holdings, Inc.	Energy Services	Subordinated Debt (9% Cash, 5% PIK, Due 3/21/16)(3)	8,108	8,066	6,523	2.7%
Sparus Holdings, Inc.	Energy Services	Series B Preferred Stock (5,703 shares)		1,173	—	0.0%
Sparus Holdings, Inc.	Energy Services	Common Stock Warrants (3,491 shares)		—	—	0.0%
				14,251	10,573	4.4%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units)
December 31, 2014

Company(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
STX Healthcare Management Services, Inc.	Dental Practice Management	Subordinated Debt (12.5% Cash, Due 7/31/18)(1)	$6,425	$6,425	$6,425	2.6%
STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares)		1,200	714	0.3%
STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock Warrants (1,154,254 shares)		218	687	0.3%
				7,843	7,826	3.2%
TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 2/1/19)	12,294	12,294	11,995	5.0%
TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 2/1/19)	9,796	9,796	9,516	4.0%
TCE Holdings, Inc.	Oil & Gas Services	Class A Common Stock (3,600 shares)		3,600	2,650	1.1%
				25,690	24,161	10.1%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Senior Secured Term Debt (15% PIK, Due 11/26/16)	406	406	406	0.2%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Bridge Note (0% Cash, Due 6/30/15)(1)	663	361	663	0.3%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 2 Note (0% Cash, Due 6/30/15)(1)	81	44	81	0.0%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Senior Subordinated Note (0% Cash, Due 6/30/15)(1)	3,563	2,369	3,563	1.5%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 3 Note (0% Cash, Due 6/30/15)(1)	299	207	299	0.1%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Jr. Subordinated Note (0% Cash, Due 6/30/15)(1)	2,750	—	2,750	1.1%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 4 Note (0% Cash, Due 6/30/15)(1)	243	—	243	0.1%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-1 Preferred Stock (255,102 shares)		—	—	0.0%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-3 Preferred Stock (88,194 shares)		—	—	0.0%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-5 Preferred Stock (20,530 shares)		—	—	0.0%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Common Stock Warrants (2,063,629 warrants)		—	—	0.0%
				3,387	8,005	3.3%
Sub Total Affiliate investments				$154,552	$171,471	71.1%
Control investments – 30.0%
CableOrganizer Acquisition, LLC	Computer Supply Retail	Senior Secured Term Debt (12% Cash, 4% PIK, Due 5/24/18)	$10,587	$10,587	$10,587	4.4%
CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (1,125,000 shares)		1,125	927	0.4%
CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (570,000 shares)		—	470	0.2%
				11,712	11,984	5.0%
KBP Investments, LLC	QSR Franchisee	Class A Preferred Stock (8,270 shares, 10% Cash Dividend)(6)		8,269	8,269	3.4%
KBP Investments, LLC	QSR Franchisee	Class A Common Stock (380,413 shares)		—	9,196	3.9%
				8,269	17,465	7.3%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units)
December 31, 2014

Company(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Market E's, LLC	Online Travel Sales & Marketing	Senior Secured Debt (0% Cash, Due 12/31/16)(1)	$985	$985	$1,000	0.4%
Market E's, LLC	Online Travel Sales & Marketing	Subordinated Debt (0% Cash, Due 12/31/16)(1)	2,875	2,875	750	0.3%
Market E's, LLC	Online Travel Sales & Marketing	Class A Preferred Stock (600 shares)		240	—	0.0%
Market E's, LLC	Online Travel Sales & Marketing	Class B Preferred Stock (2,411 shares)		965	—	0.0%
Market E's, LLC	Online Travel Sales & Marketing	Class A Common Stock (600 shares)		—	—	0.0%
				5,065	1,750	0.7%
Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/16/16)	1,862	1,862	1,862	0.8%
Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/16/16)	3,688	3,688	3,688	1.5%
Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	1,629	0.7%
				7,179	7,179	3.0%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Senior Secured Term Debt (17%, 3% PIK at Company's option, Due 2/1/16)	6,500	6,500	6,500	2.7%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10% Cash Dividend)(6)		1,000	1,000	0.4%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	3,077	1.3%
				7,501	10,577	4.4%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/16)	5,048	5,048	4,783	2.0%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)		3,278	—	0.0%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)		2,365	—	0.0%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,107 shares)		33	—	0.0%
				10,724	4,783	2.0%
Print Direction, Inc.	Printing Services	Senior Secured Term Debt (15% Cash, Due 2/24/19)	14,000	14,000	14,000	5.8%
Print Direction, Inc.	Printing Services	Common Stock (18,543 shares)		2,990	4,141	1.7%
Print Direction, Inc.	Printing Services	Common Stock Warrants (820 shares)		—	183	0.1%
				16,990	18,324	7.6%
Sub Total Control investments				$67,440	$72,062	30.0%
TOTAL INVESTMENTS – 199.4%				$441,155	$480,337	199.4%

(1)	The maturity date of the original investment has been extended.
(2)	Non-Accrual Investment.
(3)	PIK Non-Accrual Investment.
(4)	All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.
(5)	Percentages are based on net assets of $240,837 as of December 31, 2014.
(6)	The equity investment is income producing, based on rate disclosed.
(7)	The equity investment has an exercisable put option.

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units)
December 31, 2014

(8)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2014, 3.5% of the Company's total assets were non-qualifying assets.
(9)	The investment has a $0.6 million unfunded commitment.
(10)	The investment has a $10.0 million unfunded commitment.
(11)	The Company is currently paying 17% cash rate due to covenant non-compliance.

See accompanying notes to consolidated financial statements.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 1. Organization

Capitala Finance Corp. (the “Company”, “we”, “us”, and “our”) is an externally managed non-diversified closed-end management investment company incorporated in Maryland that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and as such, is subject to reduced public company reporting requirements. The Company commenced operations on May 24, 2013 and completed its initial public offering (“IPO”) on September 30, 2013. The Company is managed by Capitala Investment Advisors, LLC (the “Investment Advisor”), an investment adviser that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and Capitala Advisors Corp. (the “Administrator”) provides the administrative services necessary for us to operate. For U.S. federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company was formed for the purpose of (i) acquiring, through a series of transactions, an investment portfolio from the following entities: CapitalSouth Partners Fund I Limited Partnership (“Fund I”); CapitalSouth Partners Fund II Limited Partnership (“Fund II”); CapitalSouth Partners Fund III, L.P. (“Fund III Parent”); CapitalSouth Partners SBIC Fund III, L.P. (“Fund III”) and CapitalSouth Partners Florida Sidecar Fund I, L.P. (“Florida Sidecar” and, collectively with Fund I, Fund II, Fund III and Fund III Parent, the “Legacy Funds”); (ii) raising capital in the IPO and (iii) continuing and expanding the business of the Legacy Funds by making additional debt and equity investments in lower middle-market and middle-market companies.

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through our subsidiaries that are licensed by the U.S. Small Business Administration (“SBA”) under the Small Business Investment Company (“SBIC”) Act, we offer customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. We invest primarily in traditional mezzanine, senior subordinated and unitranche debt, as well as senior and second-lien loans and, to a lesser extent, equity securities issued by lower middle-market and middle-market companies.

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became the Company’s wholly-owned subsidiaries. Fund II and Fund III retained their SBIC licenses, continued to hold their existing investments at the time of the IPO and have continued to make new investments after the IPO. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.00 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. As of December 31, 2015, the Company had 15,777,345 shares of common stock outstanding.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries as described in the Formation Transactions presented in Note 1. The transactions related to Fund II, Fund III, and Florida Sidecar constitute an exchange

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 2. Summary of Significant Accounting Policies  – (continued)

of shares between entities under common control and will be accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. As such, the Company’s results of operations and cash flows for the year ended December 31, 2013 are presented as if the aforementioned transactions had occurred as of January 1, 2013. The Formation Transactions also included an asset acquisition of certain assets in Fund I and Fund III Parent. In accordance with ASC 805, the assets acquired were recorded at fair value at the date of acquisition, September 24, 2013.

The Company is considered an investment company as defined in ASC Topic 946 — Financial Services — Investment Companies. Accordingly, the required applicable disclosures as outlined in the Accounting Standards Update are included in the Company’s consolidated financial statements.

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

Consolidation

As provided under Regulation S-X and ASC Topic 946 — Financial Services — Investment Companies, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned subsidiaries in its consolidated financial statements. The Company does not consolidate its interest in Capitala Senior Liquid Loan Fund I, LLC (“CSLLF”) because the investment is not considered a substantially wholly owned investment company subsidiary. Further, CSLLF is a joint venture for which shared power exists relating to the decisions that most significantly impact the economic performance of the entities. See Note 4 for description of the Company’s investment in CSLLF.

The Company’s financial position as of December 31, 2015 is presented on a consolidated basis. The effects of all intercompany transactions between the Company and its consolidated subsidiaries (Fund II, Fund III, and the Florida Sidecar) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

Segments

In accordance with ASC Topic 280 — Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure. While the Company invests in several industries and geographic locations, all investments share similar business and economic risks. As such, all investment activities have been aggregated into a single segment.

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less at the date of purchase. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 2. Summary of Significant Accounting Policies  – (continued)

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

In determining fair value, the Company’s Board of Directors (the “Board”) uses various valuation approaches, and engages a third-party valuation firm, which provides an independent valuation of certain investments. In accordance with U.S. GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date,

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 2. Summary of Significant Accounting Policies  – (continued)

including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

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

As a practical expedient, the Company uses the net asset value (“NAV”) as the fair value of CSLLF. CSLLF records its underlying investments at fair value on a daily basis utilizing pricing information from third-party sources. Management may perform model-based analytical valuations in instances where an investment is considered illiquid or for which pricing is not available from third-party sources.

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

Income Approach

The income approach utilizes a discounted cash flow methodology in which the Company estimates fair value based on the present value of expected cash flows discounted at a market rate of interest. The determination of a discount rate, or required rate of return, takes into account the portfolio company’s fundamentals and perceived credit risk. Because the majority of the Company’s portfolio companies do not have a public credit rating, determining a discount rate often involves assigning an implied credit rating based on the portfolio company’s operating metrics compared to average metrics of similar publicly rated debt. Operating metrics include, but are not limited to, EBITDA, interest coverage, leverage ratio, return of capital, and debt to equity ratios. The implied credit rating is used to assign a base discount rate range based on publicly available yields on similarly rated debt securities. The Company may apply a premium to the discount rate utilized in determining fair value when performance metrics and other qualitative information indicates that there is an additional level of uncertainty about collectability of cash flows.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 2. Summary of Significant Accounting Policies  – (continued)

Asset Approach

The asset approach values an investment based on the greater of the enterprise value or the underlying collateral securing the investment. See discussion of determining enterprise value above. This approach is used when the Company has reason to believe that it will not collect all principal and interest in accordance with the contractual terms of the debt agreement.

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 2. Summary of Significant Accounting Policies  – (continued)

General and Administrative Expenses

General and administrative expenses are accrued as incurred. The Company’s administrative expenses include personnel and overhead expenses allocable to the Company under the Administration Agreement paid by and reimbursed to the Administrator. Other operating expenses such as legal and audit fees, director fees, director and officer insurance, and other expenses are generally paid directly by the Company.

Deferred Financing Fees

Costs incurred to issue the Company’s debt obligations are capitalized and are amortized over the term of the debt agreements under the effective interest method.

Commitments and Contingencies

As of December 31, 2015 and December 31, 2014, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $4.4 million and $10.6 million, respectively. Based on the current cash balance and availability under our Credit Facility, the Company believes it has sufficient liquidity to fund our unfunded commitments as of December 31, 2015.

In the ordinary course of business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management believes that the likelihood of such an event is remote.

In the ordinary course of business, the Company may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Company or result in direct losses to the Company. In management’s opinion, no direct losses with respect to litigation contingencies were probable of occurring as of December 31, 2015 and December 31, 2014. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operations or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 2. Summary of Significant Accounting Policies  – (continued)

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

For income tax purposes, the Company has paid distributions on its common stock from ordinary income in the amount of $25.1 million and $18.3 million during the tax years ended August 31, 2015 and 2014, respectively.

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of December 31, 2015 and December 31, 2014, there were no uncertain tax positions.

The Company is required to determine whether a tax position of the Company is more likely-than-not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that could negatively impact the Company’s net assets.

U.S. GAAP provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.

The Company’s activities since commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of December 31, 2015 and 2014. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations.

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 2. Summary of Significant Accounting Policies  – (continued)

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

The value of the Company’s investments may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as our borrowers, and those for which market yields are observable increase materially.

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

In April 2015, the FASB issued Accounting Standards Update “ASU” No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the consolidated statements of assets and liabilities as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for fiscal years that begin after December 15, 2015 and early adoption is permitted. Management has elected to early adopt this standard as of October 1, 2015 and the required disclosures are presented in the consolidated financial statements. The adoption of the provisions of ASU 2015-03 did not materially impact the Company’s consolidated financial position or results of operations. Prior period amounts for the year ended December 31, 2014 were reclassified to conform to the current period presentation.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 3. Recent Accounting Pronouncements  – (continued)

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820) — Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share. ASU 2015-07 permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment and provides guidance on required disclosures for such investments. The standard is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and early adoption is permitted. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

Note 4. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through our subsidiaries that are licensed by the SBA under the SBIC Act, we offer customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. We invest primarily in traditional mezzanine, senior subordinated and unitranche debt, as well as senior and second-lien loans and, to a lesser extent, equity securities issued by lower middle-market and middle-market companies. As of December 31, 2015, our portfolio consisted of investments in 57 portfolio companies with a fair value of approximately $592.5 million.

During the year ended December 31, 2015, the Company made approximately $260.6 million of investments and had approximately $142.7 million in exits and repayments resulting in net investments of approximately $117.9 million for the year. During the year ended December 31, 2014, the Company made approximately $216.3 million of investments and had approximately $80.2 million in exits and repayments resulting in net investments of approximately $136.1 million for the year. During the year ended December 31, 2013, the Company made approximately $110.9 million of investments and had approximately $52.7 million in exits and repayments resulting in net investments of approximately $58.2 million for the year.

During the year ended December 31, 2015, the Company funded $52.4 million of previously committed capital to existing portfolio companies. During the year ended December 31, 2015, the Company funded $208.2 million of investments in portfolio companies for which it was not previously committed to provide the financial support. In addition to investing directly in portfolio companies, the Company may assist portfolio companies in securing financing from other sources by introducing portfolio companies to sponsors or by leading a syndicate of investors to provide the portfolio companies with financing. During the year ended December 31, 2015, the Company assisted one company in securing financing from other sources as part of a loan syndication. During the year ended December 31, 2014 the Company assisted one portfolio company in securing financing from other sources.

The composition of our investments as of December 31, 2015, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$226,973	39.8%	$218,660	36.9%
Subordinated Debt	268,899	47.2	256,278	43.3
Equity and Warrants	54,315	9.5	99,651	16.8
Capitala Senior Liquid Loan Fund I, LLC	20,000	3.5	17,867	3.0
Total	$570,187	100.0%	$592,456	100.0%

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 4. Investments and Fair Value Measurements  – (continued)

The following table presents fair value measurements of investments, by major class, as of December 31, 2015 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Debt	$—	$—	$218,660	$218,660
Subordinated Debt	—	—	256,278	256,278
Equity and Warrants	1,171	—	98,480	99,651
Capitala Senior Liquid Loan Fund I, LLC(1)	—	—	17,867	17,867
Total	$1,171	$—	$591,285	$592,456

(1)	Because the Company’s investment in CSLLF is not redeemable, CSLLF is considered a Level 3 measurement.

The following table presents fair value measurements of investments, by major class, as of December 31, 2014 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Debt	$—	$—	$146,314	$146,314
Subordinated Debt	—	—	222,300	222,300
Equity and Warrants	10,920	—	100,803	111,723
Total	$10,920	$—	$469,417	$480,337

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2015 (dollars in thousands):

	Senior Secured Debt	Subordinated Debt	Equity and Warrants	CSLLF	Total
Balance as of January 1, 2015	$146,314	$222,300	$100,803	$—	$469,417
Repayments	(38,694)	(59,250)	(31,785)	—	(129,729)
Purchases	117,212	112,837	10,591	20,000	260,640
Payment in-kind interest and dividends accrued	2,820	1,374	890	—	5,084
Accretion of original issue discount	351	233	1	—	585
Gain/(loss) on sale	(1,115)	(18,196)	13,784	—	(5,527)
Net unrealized appreciation/(depreciation)	(8,228)	(3,020)	4,196	(2,133)	(9,185)
Balance as of December 31, 2015	$218,660	$256,278	$98,480	$17,867	$591,285

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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

Boot Barn Holdings, Inc. completed its initial public offering on October 30, 2014. In exchange for our original equity investment, we received 600,000 shares of Boot Barn Holdings, Inc. publicly-traded common stock, subject to a 180 day lock-up period. Boot Barn is traded in an active market; the Company has classified its investment in Boot Barn Holdings, Inc. as a Level 1 measurement. The value of the transfer amount was based on the fair value at the beginning of the year. The unrealized appreciation/(depreciation) for Boot Barn Holdings, Inc. for the year ended December 31, 2015 and 2014 was $(7.7) million and $6.1 million, respectively.

The net change in unrealized depreciation on investments held as of December 31, 2015 and 2014, was $(5.0) million and $(23.5) million, respectively, and is included in net unrealized depreciation on investments in the consolidated statements of operations.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 4. Investments and Fair Value Measurements  – (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2015 were as follows:

	Fair Value(2)	Valuation Approach	Level 3 Input	Range of Inputs	Weighted Average
Subordinated debt	$225.7 million	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	9.3% – 16.3% 0.9x – 5.4x $2.4 million – $221.8 million	12.5% 3.6x $48.8 million
Subordinated debt	$30.6 million	Enterprise Value Waterfall and Asset(1)	Adjusted EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	6.0x – 7.5x $2.1 million – $5.4 million 3.5x – 3.5x $22.8 million – $22.8 million	7.5x $5.3 million 3.5x $22.8 million
Senior secured debt	$202.5 million	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	8.0% – 60.0% 0.6x – 6.2x $2.0 million – $162.1 million	13.0% 3.5x $26.9 million
Senior secured debt	$16.1 million	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	4.5x – 4.5x $13.5 million – $13.5 million 3.5x – 3.5x $22.8 million – $22.8 million	4.5x $13.5 million 3.5x $22.8 million
Equity and warrants	$6.3 million	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	12.0% – 12.0% 2.0x – 2.0x $344.5 million – $344.5 million	12.0% 2.0x $344.5 million
Equity and warrants	$92.2 million	Enterprise Value Waterfall	Revenue Multiple Revenue Adjusted EBITDA Multiple Adjusted EBITDA	3.5x – 3.5x $22.8 million – $22.8 million 4.5x – 11.0x $2.0 million – $69.8 million	3.5x $22.8 million 7.3x $18.6 million

(1)	$7.5 million in subordinated notes and $5.0 million in senior notes were valued using the asset approach.
(2)	Excludes our $17.9 million investment in CSLLF, measured at NAV.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 4. Investments and Fair Value Measurements  – (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2014 were as follows:

	Fair Value	Valuation Approach	Level 3 Input	Range of Inputs	Weighted Average
Subordinated debt	$195.0 million	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	10.0% – 20.0% 0.8x – 8.0x $2.1 million – $204.1 million	12.9% 3.8x $44.6 million
Subordinated debt	$27.3 million	Enterprise Value Waterfall and Asset(1)	Adjusted EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	3.3x – 5.5x $1.6 million – $2.0 million 0.4x – 2.5x $17.2 million – $39.7 million	4.3x $1.8 million 1.5x $27.6 million
Senior secured debt	$127.8 million	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	6.8% – 33.3% 1.1x – 6.2x $1.0 million – $95.4 million	14.3% 3.7x $22.0 million
Senior secured debt	$18.5 million	Enterprise Value Waterfall and Asset(1)	Revenue Multiple Revenue	0.4x – 2.5x $17.2 million – $39.7 million	0.5x $37.7 million
Equity and warrants	$100.8 million	Enterprise Value Waterfall	Adjusted EBITDA Multiple Adjusted EBITDA Transaction Price	5.0x – 10.5x $1.6 million – $215.3 million n/a	7.0x $26.3 million n/a

(1)	$12.2 million in subordinated notes and $14.1 million in senior notes were valued using the asset approach.

The significant unobservable inputs used in the valuation of the Company’s investments are required rate of return, adjusted EBITDA, EBITDA multiples, revenue, revenue multiples, leverage ratio, and transaction prices. Changes in any of these unobservable inputs could have a significant impact on the Company’s estimate of fair value. An increase (decrease) in the required rate of return or leverage will result in a lower (higher) estimate of fair value while an increase (decrease) in adjusted EBITDA, EBITDA multiples, revenue, revenue multiples, or transaction prices will result in a higher (lower) estimate of fair value.

Capitala Senior Liquid Loan Fund I, LLC

On March 24, 2015, Capitala and Trinity Universal Insurance Company (“Trinity”), a subsidiary of Kemper Corporation (“Kemper”), entered into a limited liability company agreement to co-manage Capitala Senior Liquid Loan Fund I, LLC. The purpose and design of the joint venture is to invest primarily in broadly syndicated senior secured loans to larger middle-market companies, which will be purchased on the secondary market. Capitala and Trinity have committed to provide $25.0 million of equity to CSLLF, with Capitala providing $20.0 million and Trinity providing $5.0 million, resulting in an 80%/20% economic ownership between the two parties. The board of directors and investment committee of CSLLF are split 50/50 between Trinity and Capitala, resulting in equal voting power between the two entities.

As of December 31, 2015, $20.0 million and $5.0 million in capital had been contributed by Capitala and Trinity, respectively. The Company’s investment in CSLLF is not redeemable; as such, the fair value of CSLLF is classified as a Level 3 measurement. For the year ended December 31, 2015, the Company received $0.9 million in dividend income from its equity interest in CSLLF.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 4. Investments and Fair Value Measurements  – (continued)

On March 27, 2015, CSLLF entered into a total return swap (“TRS”) with Bank of America, N.A. (“Bank of America”) that is indexed to a basket of senior secured loans purchased by CSLLF. CSLLF will obtain the economic benefit of the loans underlying the TRS, including the net interest spread between the interest income generated by the underlying loans and the interest expense type payment under the TRS, the realized gain/(loss) on liquidated loans, and the unrealized appreciation/(depreciation) on the underlying loans.

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

CSLLF is required to initially cash collateralize a specified percentage of each loan (generally 20% to 35% of the market value of senior secured loans) included under the TRS in accordance with margin requirements described in the TRS Agreement. As of December 31, 2015, CSLLF has posted $19.1 million in collateral to Bank of America in relation to the TRS which is recorded on CSLLF’s statements of assets and liabilities as cash held as collateral on total return swap. CSLLF may be required to post additional collateral as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The $19.1 million in cash collateral represents CSLLF’s maximum credit exposure as of December 31, 2015.

In connection with the TRS, CSLLF has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions governed by an ISDA 2002 Master Agreement. As of December 31, 2015, CSLLF is in compliance with regards to any covenants or requirements of the TRS.

CSLLF’s receivable due on total return swap represents realized amounts from payments on underlying loans in the total return swap portfolio. At December 31, 2015, the receivable due on total return swap was $0.5 million and is recorded on CSLLF’s statements of assets and liabilities below. CSLLF does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the statements of assets and liabilities as of December 31, 2015.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 4. Investments and Fair Value Measurements  – (continued)

Transactions in TRS contracts during the year ended December 31, 2015 resulted in $1.4 million in realized gains and $(2.8) million in unrealized depreciation which is recorded on CSLLF’s statements of operations below.

CSLLF only held one derivative position as of December 31, 2015 and the derivative held is subject to a netting arrangement. The following table represents CSLLF’s gross and net amounts after offset under Master Agreements (“MA”) of the derivative assets and liabilities presented by the derivative type net of the related collateral pledged by the CSLLF as of December 31, 2015 (dollars in thousands):

	Gross Derivative Assets/(Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Consolidated Statements of Assets and Liabilities	Cash Collateral Received	Net Amount of Derivative Assets/(Liabilities)
December 31, 2015
Total Return Swap(1)	$(2,828)	$—	$(2,828)	$—	$(2,828)

(1)	Cash was posted for initial margin requirements for the total return swap as of December 31, 2015 and is reported on CSLLF’s statements of assets and liabilities as cash collateral on total return swap.

The following represents the volume of the CSLLF’s derivative transactions during the year ended December 31, 2015 (dollars in thousands):

For the year ended December 31, 2015(1)
Average notional par amount of contract	$61,306

(1)	Average calculated from period of TRS inception, March 27, 2015 to December 31, 2015.

The following is a summary of the TRS reference assets as of December 31, 2015 (dollars in thousands):

Portfolio Company(4)	Business Description	Maturity Date	Current Interest Rate(2)	Principal	Cost	Fair Value(1)	Unrealized Gain/(Loss)
21st Century Oncology, Inc.	Healthcare, Education and Childcare	April, 2022	Libor + 5.5%, 1% floor	1,990	1,970	1,662	(308)
ABG Intermediate Holdings 2, LLC(5)	Textiles and Leather	May, 2021	Libor + 4.5%, 1% floor	1,733	1,715	1,698	(17)
American Rock Salt Company, LLC	Mining, Steel, Iron and Non Precious Metals	May, 2021	Libor + 3.75%, 1% floor	1,985	1,985	1,892	(93)
Anchor Glass Container Corp	Containers, Packaging and Glass	July, 2022	Libor + 3.50%, 1% floor	482	479	479	—
Ardent Legacy Acquisitions, Inc.	Healthcare, Education and Childcare	August, 2021	Libor + 5.5%, 1% floor	1,995	1,975	1,975	—
Aspen Dental Management, Inc.	Healthcare, Education and Childcare	April, 2022	Libor + 4.5%, 1% floor	1,493	1,485	1,487	2
Asurion, LLC	Insurance	August, 2022	Libor + 4.0%, 1% floor	2,239	2,228	2,043	(185)
Bass Pro Group, LLC	Retail Stores	June, 2020	Libor + 3.25%, .75% floor	992	989	951	(38)
Belk, Inc.	Retail Stores	December, 2022	Libor + 4.75%, 1% floor	2,000	1,780	1,758	(22)
Bioplan USA, Inc.	Diversified/Conglomerate Service	September, 2021	Libor + 4.75%, 1% floor	992	843	831	(12)
Blue Coat Systems, Inc.	Electronics	May, 2022	Libor + 3.5%, 1% floor	2,000	2,000	1,928	(72)

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 4. Investments and Fair Value Measurements  – (continued)

Portfolio Company(4)	Business Description	Maturity Date	Current Interest Rate(2)	Principal	Cost	Fair Value(1)	Unrealized Gain/(Loss)
Brock Holdings III, Inc.	Buildings and Real Estate	March, 2017	Libor + 4.5%, 1.5% floor	1,488	1,480	1,383	(97)
CDS U.S. Intermediate Holdings, Inc.	Leisure, Amusement, Entertainment	July, 2022	Libor + 4.0%, 1% floor	997	995	940	(55)
Chelsea Petroleum Products I LLC	Oil & Gas	October, 2022	Libor + 4.25%, 1% floor	500	498	485	(13)
Communications Sales & Leasing, Inc.	Finance	October, 2022	Libor + 4.0%, 1% floor	1,990	1,950	1,838	(112)
Concordia Healthcare Corp	Healthcare, Education and Childcare	October, 2021	Libor + 4.25%, 1% floor	1,000	945	958	13
Convatec Healthcare E S.A.	Healthcare, Education and Childcare	June, 2020	Libor + 3.25%, 1% floor	1,990	1,988	1,951	(37)
Emerging Markets Communications, LLC	Telecommunications	July, 2021	Libor + 5.75%, 1% floor	2,487	2,450	2,332	(118)
Eresearch Technology, Inc.	Healthcare, Education and Childcare	May, 2022	Libor + 4.5%, 1% floor	2,487	2,475	2,434	(41)
Genoa Healthcare Group, LLC	Healthcare, Education and Childcare	May, 2022	Libor + 3.5%, 1% floor	1,990	1,980	1,930	(50)
Hostess Brands, Inc.	Beverage, Food and Tobacco	August, 2022	Libor + 3.5%, 1% floor	1,995	1,990	1,983	(7)
IMG Worldwide, Inc.	Leisure, Amusement, Entertainment	May, 2021	Libor + 4.25%, 1% floor	1,990	1,995	1,953	(42)
Infiltrator Systems, Inc.	Containers, Packaging and Glass	May, 2022	Libor + 4.25%, 1% floor	995	990	988	(2)
Informatica Corporation	Electronics	August, 2022	Libor + 3.5%, 1% floor	2,494	2,489	2,394	(95)
Integra Telecom, Inc.	Telecommunications	August, 2020	Libor + 4.25%, 1% floor	2,977	2,963	2,873	(90)
JILL Holdings, LLC	Retail Stores	May, 2022	Libor + 5.0%, 1% floor	1,995	1,985	1,905	(80)
LPL Holdings, Inc(3)	Finance	November, 2022	Libor + 4.00%, .75% floor	1,500	1,485	1,466	(19)
LS Deco, LLC	Buildings and Real Estate	May, 2022	Libor + 4.5%, 1% floor	1,375	1,361	1,334	(27)
LTF Merger Sub, Inc.	Leisure, Amusement, Entertainment	June, 2022	Libor + 3.25%, 1% floor	1,493	1,488	1,452	(36)
Mitel Networks Corp	Telecommunications	April, 2022	Libor + 4.5%, 1% floor	2,985	2,955	2,951	(4)
Mohegan Tribal Gaming Authority	Leisure, Amusement, Entertainment	November, 2019	Libor + 4.5%, 1% floor	1,929	1,927	1,881	(46)
Navios Maritime Midstream Partners, LP	Cargo Transport	June, 2020	Libor + 4.5%, 1% floor	1,990	1,970	1,964	(6)
Novelis, Inc.	Mining, Steel, Iron and Non Precious Metals	June, 2022	Libor + 3.25%, .75% floor	2,488	2,475	2,369	(106)
Penn Products Terminals, LLC	Cargo Transport	April, 2022	Libor + 3.75%, 1% floor	744	741	696	(45)
Pharmaceutical Product Development Inc.	Healthcare, Education and Childcare	August, 2022	Libor + 3.25%, 1% floor	1,990	1,980	1,930	(50)
Securus Technologies, Inc.	Telecommunications	April, 2020	Libor + 4.25%, 1% floor	2,000	1,980	1,425	(555)
Skillsoft Corporation	Electronics	April, 2021	Libor + 4.75%, 1% floor	1,990	1,970	1,672	(298)
Sterigenics-Nordion Holdings, LLC	Healthcare, Education and Childcare	May, 2022	Libor + 3.25%, 1% floor	1,995	1,990	1,935	(55)
STG-Fairway Acquisitions, Inc	Diversified/Conglomerate Service	June, 2022	Libor + 5.25%, 1% floor	2,486	2,449	2,430	(19)
Tekni-Plex Incorporated	Containers, Packaging and Glass	June, 2022	Libor + 3.5%, 1% floor	2,487	2,475	2,475	—

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 4. Investments and Fair Value Measurements  – (continued)

Portfolio Company(4)	Business Description	Maturity Date	Current Interest Rate(2)	Principal	Cost	Fair Value(1)	Unrealized Gain/(Loss)
Touchtunes Music Corp	Electronics	May, 2022	Libor + 4.75%, 1% floor	1,493	1,485	1,448	(37)
TWCC Holding Corp	Broadcasting & Entertainment	February, 2020	Libor + 5.0%, .75% floor	1,985	1,965	1,983	18
US Renal Care, Inc(3)	Healthcare, Education and Childcare	November, 2022	Libor + 4.25%, 1% floor	2,000	1,980	1,980	—
USAGM Holdco LLC	Diversified/Conglomerate Service	July, 2022	Libor + 3.75%, 1% floor	2,000	1,980	1,903	(77)
Zep, Inc.	Non Durable Consumer Products	June, 2022	Libor + 4.75%, 1% floor	995	990	989	(1)
				$81,201	$80,268	$77,334	$(2,934)
Total accrued interest, net of expenses							106
Total unrealized depreciation on TRS							$(2,828)

(1)	Represents the fair value determined in accordance with ASC Topic 820. The determination of fair value is outside the scope of the Board’s valuation process described herein
(2)	All interest is payable in cash
(3)	The referenced asset is unsettled as of December 31, 2015
(4)	All referenced assets are senior secured loans
(5)	The referenced asset has an unfunded commitment of $0.3 million

Below is certain summarized financial information for CSLLF as of December 31, 2015 (dollars in thousands):

As of December 31, 2015
(in thousands)
ASSETS
Unrealized depreciation on Total Return Swap	$(2,828)
Cash held as collateral on Total Return Swap	19,145
Non-collateral cash and cash equivalents	5,586
Receivable due on Total Return Swap	452
Total assets	$22,355
LIABILITIES
Accrued expenses	$21
Total liabilities	$21
NET ASSETS
Paid in capital	$25,000
Undistributed realized income from operations	162
Unrealized depreciation on Total Return Swap	(2,828)
Total net assets	$22,334
Total liabilities and net assets	$22,355

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 4. Investments and Fair Value Measurements  – (continued)

For the period from March 27, 2015 to December 31, 2015
(in thousands)
Administrative and legal expenses	$(104)
Net realized gain on Total Return Swap:	1,366
Total realized income from operations	1,262
Net unrealized depreciation on Total Return Swap:	(2,828)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(1,566)

Note 5. Fair Value of Financial Instruments

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2015, and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
SBA debentures	$184,200	$184,951	$—	$—	$184,951
Notes	113,438	113,211	113,211	—	—
Credit Facility	70,000	69,932	—	—	69,932
Total	$367,638	$368,094	$113,211	$—	$254,883

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 6. Transactions With Affiliated Companies

During the year ended December 31, 2015, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows:

Portfolio Company(4)	Type of Investment	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2014 Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	December 31, 2015 Value
Control investments:
Best In Class	Class A Preferred Units (89 units)	$—	$—	$—	$(146)	$146	$—
		—	—	—	(146)	146	—
CableOrganizer Acquisition, LLC	Senior Secured Term Debt (12% Cash, 4% PIK)	1,312	10,587	438	—	—	11,025
CableOrganizer Acquisition, LLC	Common Stock (1,125,000 shares)	—	927	—	(918)	—	9
CableOrganizer Acquisition, LLC	Common Stock Warrants (570,000 shares)	—	470	—	(466)	—	4
		1,312	11,984	438	(1,384)	—	11,038
Capitala Senior Liquid Loan Fund I, LLC	Common Stock (80% ownership)	880	—	20,000	(2,133)	—	17,867
		880	—	20,000	(2,133)	—	17,867
KBP Investments, LLC(5)	Class A Preferred Stock (8,270 shares, 10% Cash Dividend)	309	8,269	—	(8,269)	—	—
KBP Investments, LLC	Class A Common Stock (380,413 shares)	—	9,196	—	(19,626)	10,430	—
		309	17,465	—	(27,895)	10,430	—
Market E, Inc.	Senior Secured Debt (0% Cash)	—	1,000	—	(15)	(985)	—
Market E, Inc.	Subordinated Debt (0% Cash)	—	750	2,126	—	(2,876)	—
Market E, Inc.	Class A Common	—	—	240	—	(240)	—
Market E, Inc.	Class A Preferred	—	—	965	—	(965)	—
Market E, Inc.	Class B Preferred	—	—	—	—	—	—
		—	1,750	3,331	(15)	(5,066)	—
Micro Precision, LLC	Subordinated Debt (10% Cash)	186	1,862	—	—	—	1,862
Micro Precision, LLC	Subordinated Debt (14% Cash, 4% PIK)	500	3,688	142	—	—	3,830
Micro Precision, LLC	Series A Preferred Units (47 units)	—	1,629	—	—	—	1,629
		686	7,179	142	—	—	7,321
Navis Holdings, Inc.	Senior Secured Term Debt (15%, 2% PIK at Company’s option)	1,323	6,500	—	—	—	6,500
Navis Holdings, Inc.(5)	Class A Preferred Stock (1,000 shares)	100	1,000	—	—	—	1,000
Navis Holdings, Inc.	Common Stock (300,000 shares)	230	3,077	2,277	(270)	270	5,354
		1,653	10,577	2,277	(270)	270	12,854
On-Site Fuel Services, Inc.	Subordinated Debt (14% Cash, 4% PIK)	252	4,783	3,399	(3,757)	—	4,425
On-Site Fuel Services, Inc.	Series A Preferred Stock (32,782 shares)	—	—	—	—	—	—
On-Site Fuel Services, Inc.	Series B Preferred Stock (23,648 shares)	—	—	—	—	—	—
On-Site Fuel Services, Inc.	Common Stock (33,107 shares)	—	—	—	—		—
		252	4,783	3,399	(3,757)	—	4,425
Print Direction, Inc.	Senior Secured Term Debt (10% Cash, 2% PIK)	1,683	14,000	1,780	—	—	15,780
Print Direction, Inc.	Common Stock (18,543 shares)	—	4,141	—	(2,888)	—	1,253
Print Direction, Inc.	Common Stock Warrants (820 shares)	—	183	—	(128)	—	55
		1,683	18,324	1,780	(3,016)	—	17,088

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 6. Transactions With Affiliated Companies  – (continued)

Portfolio Company(4)	Type of Investment	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2014 Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	December 31, 2015 Value
Southern Parts and Engineering	Equity	$—	$—	$—	$(7)	$7	$—
		—	—	—	(7)	7	—
Total Control investments		$6,775	$72,062	$31,367	$(38,623)	$5,787	$70,593
Affiliate investments:
Burgaflex Holdings, LLC	Junior Subordinated Debt (12% cash)	$808	$7,200	$—	$(1,372)	$—	$5,828
Burgaflex Holdings, LLC	Senior Subordinated Debt (14% cash)	675	5,000	—	(2,000)		3,000
Burgaflex Holdings, LLC	Common Stock (1,253,198 shares)	—	3,646	—	(566)	—	3,080
		1,483	15,846	—	(3,938)	—	11,908
Chef’n Corporation	Common Stock	—	—		(13)	13
		—	—	—	(13)	13	—
City Gear, LLC	Subordinated Debt (13% Cash)	—	8,213	18	—	—	8,231
City Gear, LLC(5)	Preferred Membership Units (2.78% fully diluted, 9% Cash Dividend)	115	1,269	—	—	—	1,269
City Gear, LLC	Membership Unit Warrants (11.38% fully diluted)	1,085	6,205	2,977	—	—	9,182
		1,200	15,687	2,995	—	—	18,682
Corporate Visions, Inc.	Subordinated Debt (14% Cash, 2% PIK)	663	11,402	95	(11,497)	—	—
Corporate Visions, Inc.	Common Stock (2,216,463 shares)	—	10,348	—	(15,945)	5,597	—
Corporate Visions, Inc.	Common Stock Warrant (403,257 shares)	—	1,882	—	(3,369)	1,487	—
		663	23,632	95	(30,811)	7,084	—
GA Communications, Inc.(5)	Series A-1 Preferred Stock (1,998 shares, 8% PIK Dividend)	—	2,559	216	(11)	—	2,764
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)	—	1,660	—	(498)	—	1,162
		—	4,219	216	(509)	—	3,926
J&J Produce Holdings, Inc.	Subordinated Debt (13% Cash)	381	5,182	375	(375)	—	5,182
J&J Produce Holdings, Inc.	Common Stock (8,182 shares)	—	341	—	(341)	—	—
J&J Produce Holdings, Inc.	Common Stock Warrants (4,506 shares)	—	188	—	(188)	—	—
		381	5,711	375	(904)	—	5,182
LJS Partners, LLC	Common Stock (1,500,000 shares)	—	2,506	836		—	3,342
		—	2,506	836	—	—	3,342
MJC Holdings, LLC	Series A Preferred Units (2,000,000 units)	—	5,723	—	(1,027)	—	4,696
		—	5,723	—	(1,027)	—	4,696
MMI Holdings, LLC	Senior Secured Debt (12% Cash)	316	2,600	—	—	—	2,600
MMI Holdings, LLC	Subordinated Debt (6% Cash)	24	400	—	—	—	400
MMI Holdings, LLC(5)	Preferred Units (1,000 units, 6% PIK Dividend)	—	1,273	80	(3)	—	1,350
MMI Holdings, LLC	Common Membership Units (45 units)	—	126	193	—	—	319
		340	4,399	273	(3)	—	4,669
MTI Holdings, LLC	Subordinated Debt (12% Cash)	973	8,000	—	—	—	8,000
MTI Holdings, LLC	Membership Units (2,000,000 units)	—	4,958	8,959	—	—	13,917
		973	12,958	8,959	—	—	21,917

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 6. Transactions With Affiliated Companies  – (continued)

Portfolio Company(4)	Type of Investment	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2014 Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	December 31, 2015 Value
Source Capital ABUTEC, LLC	Senior Secured Term Debt (12% Cash, 3% PIK)	$296	$5,166	$121	$(3,040)	$—	$2,247
Source Capital ABUTEC, LLC	Preferred Membership Units (10.5% fully diluted)	—	—	—	—	—	—
		296	5,166	121	(3,040)	—	2,247
Source Capital Penray, LLC	Subordinated Debt (13% Cash)	330	2,500	—	—	—	2,500
Source Capital Penray, LLC	Membership Units (11.3% ownership)	—	813	52	—	—	865
Source Capital Penray, LLC	Common Stock Warrants (6.65% ownership)	—	578	38	—	—	616
		330	3,891	90	—	—	3,981
Source Capital SSCR, LLC	Senior Secured Revolving Debt	192	—	1,901	(1,901)	—	—
Source Capital SSCR, LLC	Senior Secured Term Debt (7% Cash)	307	4,751	999	(5,750)	—	—
Source Capital SSCR, LLC	Subordinated Debt (7% Cash)	353	11,490	6,385	(8,506)	(9,369)	—
Source Capital SSCR, LLC	Preferred Membership Units (15.8% ownership)	—	—	1,878	—	(1,878)	—
Source Capital SSCR, LLC	Membership Unit Warrant (0.31% ownership)	—	—	10	—	(10)	—
		852	16,241	11,173	(16,157)	(11,257)	—
Source Recycling, LLC	Subordinated Debt (13% Cash)	273	4,927	—	(1,821)	—	3,106
Source Recycling, LLC	Membership Units (68,656 units)	—	—	1,590	—	(1,590)	—
Source Recycling, LLC	Membership Unit Warrants (1% fully diluted)	—	—	—	—	—	—
		273	4,927	1,590	(1,821)	(1,590)	3,106
Sparus Holdings(6)	Senior Secured Term Debt (12% Cash)	514	4,050	1,070	(5,120)	—	—
Sparus Holdings(6)	Subordinated Debt (12% Cash)	753	6,523	1,543	(5,880)	(2,186)	—
Sparus Holdings	Series B Preferred Stock (5,703 shares)	—	—	1,173	—	(1,173)	—
Sparus Holdings	Common Stock Warrants (3,491 shares)	—	—	—	—	—	—
		1,267	10,573	3,786	(11,000)	(3,359)	—
STX Healthcare Management Services, Inc.	Subordinated Debt (12.5% Cash)	814	6,425	—	(27)	—	6,398
STX Healthcare Management Services, Inc.	Common Stock (1,200,000 shares)	—	714	333	—	—	1,047
STX Healthcare Management Services, Inc.	Common Stock Warrants (1,154,254 shares)	—	687	320	—	—	1,007
		814	7,826	653	(27)	—	8,452
TCE Holdings, Inc.	Subordinated Debt (12% Cash, 2% PIK)	1,576	11,995	1,356	(4,983)	—	8,368
TCE Holdings, Inc.	Subordinated Debt (12% Cash, 2% PIK)	1,256	9,516	1,080	(3,928)	—	6,668
TCE Holdings, Inc.	Class A Common Stock (3,600 shares)	—	2,650	—	(2,650)	—	—
		2,832	24,161	2,436	(11,561)	—	15,036
V12 Holdings	Senior Secured Term Debt (15% PIK)	—	406	641	—	—	1,047
V12 Holdings	Bridge Note (0% Cash)	—	663	—	—	—	663
V12 Holdings	Tier 2 Note (0% Cash)	—	81	—	—	—	81
V12 Holdings	Senior Subordinated Note (0% Cash)	—	3,563	—	—	—	3,563
V12 Holdings	Tier 3 Note (0% Cash)	—	299	—	—	—	299

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 6. Transactions With Affiliated Companies  – (continued)

Portfolio Company(4)	Type of Investment	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2014 Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	December 31, 2015 Value
V12 Holdings	Jr. Subordinated Note (0% Cash)	$—	$2,750	$—	$—	$—	$2,750
V12 Holdings	Tier 4 Note (0% Cash)	—	243	—	—	—	243
V12 Holdings	Series A-1 Preferred Stock (255,102 shares)	—	—	178	—	—	178
V12 Holdings	Series A-3 Preferred Stock (88,194 shares)	—	—	55	—	—	55
V12 Holdings	Series A-5 Preferred Stock (20,530 shares)	—	—	1,327	—	—	1,327
V12 Holdings	Common Stock Warrants (2,063,629 warrants)	—	—	—	—	—	—
		—	8,005	2,201	—	—	10,206
Total Affiliate Investments		$11,704	$171,471	$35,799	$(80,811)	$(9,109)	$117,350

(1)	Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively.
(2)	Gross additions include increases in the cost basis of investments resulting from new portfolio investment, follow-on investments and accrued PIK interest. Gross Additions also include net increases in unrealized appreciation.
(3)	Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments, sales and net unrealized depreciation.
(4)	All debt investments are income producing. Equity and warrant investments are non-income producing, unless otherwise noted.
(5)	The equity investment is income producing, based on rate disclosed.
(6)	Gross reduction includes the transfer of 12/31/15 fair value due to reclassification of the investment from affiliate to non-control/non-affiliate during the year.

Note 7. Agreements

On September 24, 2013, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with our Investment Advisor, which was initially approved by the Board on June 10, 2013. Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect if approved annually by the Board by a majority of our outstanding voting securities, including, in either case, by a majority of our non-interested directors. The Investment Advisory Agreement was re-approved by the Board, including by a majority of our non-interested directors at an in-person meeting, on August 6, 2015. Subject to the overall supervision of the Board, the Investment Advisor manages our day-to-day operations, and provides investment advisory and management services to us. Under the terms of the Investment Advisory Agreement, the Investment Advisor:

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 7. Agreements  – (continued)

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

Pursuant to the Investment Advisory Agreement, the Company has agreed to pay the Investment Advisor a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% of the gross assets, which are the total assets reflected on the consolidated statements of assets and liabilities and includes any borrowings for investment purposes. Although the Company does not anticipate making significant investments in derivative financial instruments, the fair value of any such investments, which will not necessarily equal their notional value, will be included in the calculation of gross assets. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee was initially calculated based on the value of the gross assets at the end of the first calendar quarter subsequent to the IPO, and thereafter based on the average value of the gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the first twelve months following the IPO, the Investment Advisor waived the portion of the base management fee payable on cash and cash equivalents held at the Company level, excluding cash and cash equivalents held by the Legacy Funds that were acquired by the Company in connection with the Formation Transactions.

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

The incentive fee consists of the following two parts:

The first part of the incentive fee is calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to our Administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 2.0% per quarter (8.0% annualized). The

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 7. Agreements  – (continued)

net investment income used to calculate this part of the incentive fee is also included in the amount of the gross assets used to calculate the 1.75% base management fee. The Company pays the Investment Advisor an incentive fee with respect to the pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle of 2.0%;
•	100% of the pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle but is less than 2.5% in any calendar quarter (10.0% annualized). The Company refers to this portion of the pre-incentive fee net investment income (which exceeds the hurdle but is less than 2.5%) as the “catch-up.” The “catch-up” is meant to provide the Investment Advisor with 20% of the pre-incentive fee net investment income as if a hurdle did not apply if this net investment income exceeds 2.5% in any calendar quarter; and
•	20% of the amount of the pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Advisor (once the hurdle is reached and the catch-up is achieved, 20% of all preincentive fee investment income thereafter is allocated to the Investment Advisor).

As announced on January 4, 2016, the Investment Advisor has voluntarily agreed to waive all or such portion of the quarterly incentive fees earned by the Investment Advisor that would otherwise cause the Company’s quarterly net investment income to be less than the distribution payments declared by the Board. Quarterly incentive fees are earned by the Investment Advisor pursuant to the Investment Advisory Agreement. Incentive fees subject to the waiver cannot exceed the amount of incentive fees earned during the period, as calculated on a quarterly basis. The Investment Advisor will not be entitled to recoup any amount of incentive fees that it waives. This waiver was effective for the fourth quarter of 2015 and will continue for 2016, unless otherwise publicly disclosed by the Company.

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

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Advisor that would, when taken together with all other incentive fees paid to the Investment Advisor during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement.

For the years ended December 31, 2015, 2014 and 2013, the Company incurred $10.6 million, $9.3 million and $5.1 million in base management fees, respectively. For the years ended December 31, 2015, 2014 and 2013, our Investment Advisor waived management fees of $0.0 million, $0.2 million and $0.3 million, respectively. The Company incurred $6.0 million, $2.8 million, and $1.5 million in incentive fees related to pre-incentive fee net investment income for the years ended December 31, 2015, 2014, and 2013,

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 7. Agreements  – (continued)

respectively. For the years ended December 31, 2015, 2014 and 2013, our Investment Advisor waived incentive fees of $1.1 million, $0.0 million and $0.0 million, respectively.

On September 24, 2013, the Company entered into an administration agreement (the “Administration Agreement”) with Capitala Advisors Corp., the Administrator, pursuant to which the Administrator has agreed to furnish the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. The Administrator also performs, or oversees the performance of the required administrative services, which include, among other things, being responsible for the financial records that the Company is required to maintain and preparing reports to our stockholders. In addition, the Administrator assists in determining and publishing the net asset value, oversees the preparation and filing of the tax returns and the printing and dissemination of reports to the stockholders, and generally oversees the payment of the expenses and the performance of administrative and professional services rendered to the Company by others.

Payments under the Administration Agreement are equal to an amount based upon the allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the allocable portion of the compensation of the chief financial officer, chief compliance officer and the allocable portion of the compensation of their respective administrative support staff. Under the Administration Agreement, the Administrator will also provide on their behalf, managerial assistance to those portfolio companies that request such assistance. The Administration Agreement will have an initial term of two years and may be renewed with the approval of the Board. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without any incremental profit to our Administrator. Stockholder approval is not required to amend the Administration Agreement.

For the years ended December 31, 2015, 2014, and 2013, we paid the Administrator $1.1 million, $1.0 million, and $0.2 million for our allocable portion of the Administrator’s overhead.

The Administration Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Administrator and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Administrator’s services under the Administration Agreement or otherwise as Administrator for the Company.

Note 8. Related Party Transactions

At December 31, 2015 and December 31, 2014, the Company had the following receivables from (payables to) related parties relating to certain capital contributions, management fees, incentive fees and reimbursable expenses (dollars in thousands):

	December 31, 2015	December 31, 2014
CapitalSouth Corporation	$252	$252
Shareholders/Limited Partners	—	205
Capitala Investment Advisors, LLC	(1,689)	(106)
Total	$(1,437)	$351

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 8. Related Party Transactions  – (continued)

These amounts are reflected in the accompanying consolidated statements of assets and liabilities under the captions, “Due from related parties”, “Management and incentive fee payable” and “Due to related parties.”

At times, the Company maintains deposit accounts and certificates of deposit with financial institutions that are shareholders of the Company. Total deposits with these financial institutions were approximately $31 thousand at December 31, 2014. There were no related party deposits outstanding at December 31, 2015.

Note 9. Borrowings

SBA Debentures

The Company, through its two wholly-owned subsidiaries, uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of December 31, 2015, the Company has $184.2 million of SBA-guaranteed debentures outstanding. The Company has issued all SBA-guaranteed debentures that were permitted under each of the Legacy Funds’ respective SBIC licenses (as applicable), and there are no unused SBA debenture commitments remaining. SBA-guaranteed debentures are secured by a lien on all assets of Fund II and Fund III. As of December 31, 2015, Fund II and Fund III had total assets of approximately $372.5 million. On June 10, 2014, the Company received an exemptive order from the SEC exempting the Company, Fund II, and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. The Company intends to comply with the conditions of the order.

For the years ended December 31, 2015, 2014 and 2013 we recorded $7.5 million, $7.8 million and $8.1 million in interest expense and annual charges and $0.7 million, $0.7 million and $0.3 million, respectively, of amortization of commitment and upfront fees on SBA-guaranteed debentures. The weighted average interest rate for all SBA-guaranteed debentures as of December 31, 2015 and December 31, 2014 was 3.45% and 3.51%, respectively. In addition to the stated interest rate, the SBA also charges an annual fee on all SBA-guaranteed debentures issued, which is included in the Company’s interest expense. The weighted average annual fee for all SBA-guaranteed debentures as of December 31, 2015 and December 31, 2014 was 0.46% and 0.48%, respectively.

As of December 31, 2015 and December 31, 2014, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):

Maturity Date	Interest Rate	SBA Annual Charge	December 31, 2015	December 31, 2014
September 1, 2015	4.941%	0.871%	—	8,000
March 1, 2016	5.524%	0.871%	2,000	2,000
September 1, 2016	5.535%	0.941%	11,500	11,500
March 1, 2019	4.620%	0.941%	5,000	5,000
September 1, 2020	3.215%	0.285%	19,000	19,000
March 1, 2021	4.084%	0.515%	15,700	15,700
March 1, 2021	4.084%	0.285%	46,000	46,000
March 1, 2022	2.766%	0.285%	10,000	10,000
March 1, 2022	2.766%	0.515%	50,000	50,000
March 1, 2023	2.351%	0.515%	25,000	25,000
			$184,200	$192,200

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 9. Borrowings  – (continued)

Notes

In June 2014, the Company issued $113.4 million in aggregate principal amount of 7.125% fixed-rate notes due 2021 (the “Notes”). The Notes will mature on June 16, 2021, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after June 16, 2017 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest was payable quarterly beginning September 16, 2014.

For the year ended December 31, 2015, the Company recorded $8.1 million of interest expense and $0.5 million of amortization of deferred financing costs related to the Notes. For the year ended December 31, 2014, the Company recorded $4.4 million of interest expense and $0.3 million of amortization of deferred financing costs related to the Notes.

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

Borrowings under the Credit Facility bear interest, at the Company’s election, at a rate per annum equal to (i) the one, two, three or six month LIBOR as applicable, plus 3.00% or (ii) 2.00% plus the highest of(A) a prime rate, (B) the Federal Funds rate plus 0.5% and (C) three month LIBOR plus 1.0%. The Company’s ability to elect LIBOR indices with various tenors (e.g., one, two, three or six month LIBOR) on which the interest rates for borrowings under the Credit Facility are based provides the company with increased flexibility to manage interest rate risks as compared to a borrowing arrangement that does not provide for such optionality. Once a particular LIBOR rate has been selected, the interest rate on the applicable amount borrowed will reset after the applicable tenor period and be based on the then applicable selected LIBOR rate (e.g., borrowings for which the Company has elected the one month LIBOR rate will reset on the one month anniversary of the period based on the then selected LIBOR rate). For any given borrowing under the Credit Facility, the Company intends to elect what it believes to be an appropriate LIBOR rate taking into account the Company’s needs at the time as well as the Company’s view of future interest rate movements. The Company will also pay an unused commitment fee at a rate of 2.50% per annum on the amount (if positive) by which 40% of the aggregate commitments under the Credit Facility exceeds the outstanding amount of loans under the Credit Facility and 0.50% per annum on any remaining unused portion of the Credit Facility.

As of December 31, 2015 and 2014, the Company had $70.0 million and $0.0 million, respectively, outstanding under the Credit Facility. For the year ended December 31, 2015 the Company recorded $0.7 million of interest expense, $0.8 million of amortization of deferred financing costs, and $0.7 million of unused commitment fees related to the Credit Facility. For the year ended December 31, 2014 the Company

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 9. Borrowings  – (continued)

recorded $0.0 million of interest expense, $0.1 million of amortization of deferred financing costs, and $0.1 million of unused commitment fees related to the Credit Facility.

The Credit Facility is secured by investments and cash held by Capitala Finance Corp., exclusive of assets held at our two SBIC subsidiaries. Assets pledged to secure the Credit Facility were $262.0 million at December 31, 2015. As part of the terms of the Credit Facility, the Company may not make cash distributions with respect to any taxable year that exceed 110% (125% if the Company is not in default and our covered debt does not exceed 85% of the borrowing base) of the amounts required to be distributed to maintain eligibility as a RIC and to reduce our tax liability to zero for taxes imposed on our investment company taxable income and net capital gains.

Note 10. Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code. As a RIC, the Company is not taxed on any investment company taxable income or capital gains which it distributes to shareholders. The Company intends to make the requisite distributions to its stockholders which will relieve the Company from U.S. federal income taxes. Accordingly, no provision for U.S. federal income tax has been made in the consolidated financial statements. The Company’s tax year-end is August 31.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts in accordance with U.S. GAAP and those differences could be material.

The following permanent differences due to adjustments for the realized gains/losses upon disposition of partnership interests and for the transfer of distributions from accumulated capital gains to accumulated net investment income were reclassified for tax purposes for the tax years ended August 31, 2015 and August 31, 2014 (dollars in thousands):

	Tax year ended August 31, 2015	Tax year ended August 31, 2014
Increase (decrease) in accumulated net investment income	$7,538	$(19)
Increase (decrease) in accumulated net realized gains on investments	(7,538)	19
Increase (decrease) in capital in excess of par value	$—	$—

As of August 31, 2015 and August 31, 2014, the tax basis components of distributable earnings were as follows (dollars in thousands):

	Tax year ended August 31, 2015	Tax year ended August 31, 2014
Undistributed ordinary income	$—	$683
Accumulated capital gains/(losses)	8,378	(7,566)
Unrealized depreciation	25,269	62,726
Other temporary differences	(8,196)	(1,568)
Total	$25,451	$54,275

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 10. Income Taxes  – (continued)

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. During the tax year ended August 31, 2015, the Company utilized long-term capital loss carry forwards from previous years of $7.6 million.

The following table reconciles net increase in net assets resulting from operations to taxable income for the tax years ended August 31, 2015 and August 31, 2014 (dollars in thousands):

	Tax year ended August 31, 2015	Tax year ended August 31, 2014
Net increase in net assets resulting from operations	$10,983	$9,894
Net change in unrealized depreciation on investments and secured borrowings	35,557	2,658
Other deductions for book in excess of deductions for tax	(3,077)	6,425
Total taxable income	$43,463	$18,977

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the tax years ended August 31, 2015 and August 31, 2014 (dollars in thousands):

	Tax year ended August 31, 2015	Tax year ended August 31, 2014
Ordinary income	$25,063	$18,294
Long-term capital gains	10,705	—
Return of capital	—	—
Total	$35,768	$18,294

For U.S federal income tax purposes, as of August 31, 2015, the aggregate net unrealized appreciation for all securities is $25.3 million. As of August 31, 2015, gross unrealized appreciation was $50.6 million and gross unrealized depreciation was $(25.3) million. The aggregate cost of securities for U.S. federal income tax purposes is $574.6 million.

Note 11. Directors Fees

Our independent directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting, and also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the years ended December 31, 2015, 2014 and 2013, the Company recognized director fee expense of $0.4 million, $0.4 million and $0.2 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 12. Stockholders’ Equity

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

On April 13, 2015, the Company completed an underwritten offering of 3,500,000 shares of its common stock at a public offering price of $18.32 per share. The total proceeds received in the offering net of underwriting discounts and offering costs were approximately $61.7 million. As of December 31, 2015, the Company had 15,777,345 shares of common stock outstanding.

Note 13. Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in four majority owned portfolio companies that are considered significant subsidiaries under the guidance in Regulation S-X, but are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each portfolio company, along with summarized financial information as of December 31, 2015 and December 31, 2014 and for the three years in the period then ended.

Print Direction, Inc.

Print Direction, Inc., incorporated in Georgia on May 11, 2006, is a professional printing services firm serving customers, particularly fast food, retail, and other similar chains, throughout the United States. Print Direction, Inc. also provides warehousing and distribution services for these customers. The income (loss) the Company generated from Print Direction, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation/depreciation, was $(1.1) million, $2.6 million, and $4.4 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.

Navis Holdings, Inc.

Navis Holdings, Inc., incorporated in Delaware on December 21, 2010, designs and manufactures leading machinery for the global knit and woven finishing textile industries. The income the Company generated from Navis Holdings, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation/depreciation, was $4.2 million, $4.2 million and $1.6 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.

On-Site Fuel Service, Inc.

On-Site Fuel Service, Inc. is a 100% owned subsidiary of On-Site Fuel Holdings, Inc., which was incorporated in Delaware on December 19, 2011. On-Site Fuel Service, Inc. provides fueling services for commercial and government vehicle fleets throughout the southeast United States. The income (loss) the Company generated from On-Site Fuel Service, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation/depreciation, was $(3.2) million, $(4.8) million, and $2.0 million for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively.

CableOrganizer Holdings, LLC

CableOrganizer Holdings, LLC, a Delaware limited liability company that began operations on April 23, 2013, is a leading online provider of cable and wire management products. The income (loss) the Company generated from CableOrganizer Holdings, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation/depreciation, was $0.4 million, $2.9 million, and $(0.4) million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 13. Summarized Financial Information of Our Unconsolidated Subsidiaries  – (continued)

The summarized financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):

	As of
Balance Sheet – Print Direction, Inc.	December 31, 2015	December 31, 2014
Current assets	$3,855	$5,146
Noncurrent assets	5,449	5,437
Total assets	$9,304	$10,583
Current liabilities	$2,650	$3,332
Noncurrent liabilities	14,725	14,548
Total liabilities	$17,375	$17,880
Total equity (deficit)	$(8,071)	$(7,297)

	For the year ended
Statements of Operations – Print Direction, Inc.	December 31, 2015	December 31, 2014	December 31, 2013
Net sales	$17,637	$22,553	$25,360
Cost of goods sold	7,485	8,994	10,724
Gross profit	$10,152	$13,559	$14,636
Other expenses	$11,487	$13,455	$12,878
Income/(loss) before income taxes	(1,335)	104	1,758
Income tax provision/(benefit)	(561)	36	610
Net Income/(loss)	$(774)	$68	$1,148

	As of
Balance Sheet – Navis Holdings, Inc.	December 31, 2015	December 31, 2014
Current assets	$5,002	$4,802
Noncurrent assets	3,992	4,989
Total assets	$8,994	$9,791
Current liabilities	$2,991	$3,136
Noncurrent liabilities	6,914	6,851
Total liabilities	$9,905	$9,987
Total equity (deficit)	$(911)	$(196)

	For the year ended
Statements of Operations – Navis Holdings, Inc.	December 31, 2015	December 31, 2014	December 31, 2013
Net sales	$17,076	$16,114	$14,177
Cost of goods sold	11,061	10,444	9,833
Gross profit	$6,015	$5,670	$4,344
Other expenses	$5,417	$4,973	$4,736
Income/(loss) before income taxes	598	697	(392)
Income tax provision/(benefit)	238	277	(129)
Net Income/(loss)	$360	$420	$(263)

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 13. Summarized Financial Information of Our Unconsolidated Subsidiaries  – (continued)

	As of
Balance Sheet – On-Site Fuel Service, Inc.	December 31, 2015	December 31, 2014
Current assets	$7,506	$11,126
Noncurrent assets	19,016	18,828
Total assets	$26,522	$29,954
Current liabilities	$4,092	$5,814
Noncurrent liabilities	20,403	18,060
Total liabilities	$24,495	$23,874
Total equity	$2,027	$6,080

	For the year ended
Statements of Operations – On-Site Fuel Service, Inc.	December 31, 2015	December 31, 2014	December 31, 2013
Net sales	$114,056	$189,778	$237,997
Cost of goods sold	109,650	180,528	225,223
Gross profit	$4,406	$9,250	$12,774
Other expenses	$8,459	$14,589	$13,406
Income/(loss) before income taxes	(4,053)	(5,339)	(632)
Income tax provision/(benefit)	—	(1,826)	(115)
Net Income/(loss)	$(4,053)	$(3,513)	$(517)

	As of
Balance Sheet – CableOrganizer Holdings, LLC	December 31, 2015	December 31, 2014
Current assets	$3,974	$3,506
Noncurrent assets	12,394	12,389
Total assets	$16,368	$15,895
Current liabilities	$2,698	$2,370
Noncurrent liabilities	11,275	10,837
Total liabilities	$13,973	$13,207
Total equity	$2,395	$2,688

	For the year ended
Statements of Operations – CableOrganizer Holdings, LLC	December 31, 2015	December 31, 2014	For the period from Inception (May 23, 2013) to December 31, 2013
Net sales	$25,316	$20,887	$8,489
Cost of goods sold	16,875	13,486	5,736
Gross profit	$8,441	$7,401	$2,753
Other expenses	$8,734	$8,694	$3,902
Income (loss) before income taxes	(293)	(1,293)	(1,149)
Income tax provision/(benefit)	—	—	—
Net Income/(loss)	$(293)	$(1,293)	$(1,149)

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 14. Earnings Per Share

In accordance with the provisions of ASC 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2015, 2014, and 2013, there were no dilutive shares.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands except share and per share data):

	For the year ended
Basic and diluted	December 31, 2015	December 31, 2014	December 31, 2013
Net increase/(decrease) in net assets from operations	$13,850	$(3,440)	$28,858
Weighted average common shares outstanding	15,210,577	12,974,420	12,974,420
Net increase/(decrease) in net assets per share from operations-basic and diluted	$0.91	$(0.27)	2.22

Note 15. Distributions

The Company’s dividends and distributions are recorded as payable on the declaration date. Shareholders have the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and common stock.

The following table summarizes the Company’s dividend and distribution declarations during the years ended December 31, 2015, 2014 and 2013 (in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 2, 2015	January 22, 2015	January 29, 2015	$0.1567	$2,033	—	$—
January 2, 2015	February 20, 2015	February 26, 2015	0.1567	2,033	—	—
January 2, 2015	March 23, 2015	March 30, 2015	0.1567	1,994	2,139	38
February 26, 2015	March 23, 2015(1)	March 30, 2015	0.05	635	683	12
February 26, 2015	April 23, 2015(1)	April 29, 2015	0.05	824	—	—
February 26, 2015	May 21, 2015(1)	May 28, 2015	0.05	808	998	16
February 26, 2015	June 22, 2015(1)	June 29, 2015	0.05	793	1,361	20
February 26, 2015	July 23, 2015(1)	July 30, 2015	0.05	783	1,600	23
February 26, 2015	August 21, 2015(1)	August 28, 2015	0.05	776	1,819	24
February 26, 2015	September 23, 2015(1)	September 29, 2015	0.05	739	4,475	53
February 26, 2015	October 23, 2015(1)	October 29, 2015	0.05	750	2,974	38
February 26, 2015	November 20, 2015(1)	November 27, 2015	0.05	753	2,694	35
February 26, 2015	December 22, 2015(1)	December 30, 2015	0.05	764	2,216	25
April 1, 2015	April 23, 2015	April 29, 2015	0.1567	2,581	—	—
April 1, 2015	May 21, 2015	May 28, 2015	0.1567	2,529	3,126	52
April 1, 2015	June 22, 2015	June 29, 2015	0.1567	2,483	4,266	63
July 1, 2015	July 23, 2015	July 30, 2015	0.1567	2,454	5,016	74
July 1, 2015	August 21, 2015	August, 28, 2015	0.1567	2,434	5,701	74
July 1, 2015	September 23, 2015	September 29, 2015	0.1567	2,320	14,026	168
October 1, 2015	October 23, 2015	October 29, 2015	0.1567	2,349	9,317	119
October 1, 2015	November 20, 2015	November 27, 2015	0.1567	2,358	8,443	111
October 1, 2015	December 22, 2015	December 30, 2015	0.1567	2,392	6,932	79
Total Distributions Declared			$2.38	$35,585	77,783	$1,024

(1)	On February 26, 2015, the Company’s Board of Directors declared a special distribution of $0.50 per share of the Company’s common stock, to be paid monthly over the remainder of 2015.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 15. Distributions  – (continued)

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

Note 16. Share Repurchase Program

On February 26, 2015, the Company’s board of directors authorized a program for the purpose of repurchasing up to $12.0 million worth of its common stock. Under the repurchase program, the Company could have, but was not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complied with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Unless extended by the Company’s board of directors, the repurchase program was in place until the earlier of March 31, 2016 or until $12.0 million of the Company’s outstanding shares of common stock had been repurchased.

During the year ended December 31, 2015, and since the approval of the repurchase program, the Company repurchased 774,858 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $12.0 million. As of December 31, 2015, none of these share repurchases were unsettled. The Company is incorporated in Maryland and under the law of the state, shares repurchased are considered retired (repurchased shares become authorized but unissued shares) rather than treasury stock. As a result, the cost of the stock repurchased is recorded as a reduction to capital in excess of par value on the consolidated statement of changes in net assets.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 17. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands, except share and per share data):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Per share data:
Net asset value at beginning of period	$18.56	$20.71	$17.61
Net investment income(1)	1.67	1.54	1.50
Net realized gain on investments(1)	0.35	0.06	0.17
Net unrealized appreciation (depreciation) on investments(1)	(1.11)	(1.87)	0.55
Distributions declared from net investment income	(1.88)	(1.88)	(0.47)
Distributions declared from net realized gains	(0.50)	—	—
Partners’ capital contribution	—	—	1.92
Distribution to partners	—	—	(0.57)
Issuance of common stock	(0.15)	—	—
Accretive impact of stock repurchase	0.13	—	—
Other(7)	(0.03)	—	—
Net asset value at end of period	$17.04	$18.56	$20.71
Net assets at end of period	$268,802	$240,837	$268,670
Shares outstanding at end of period	15,777,345	12,974,420	12,974,420
Per share market value at end of period	$12.08	$17.87	$19.90
Total return based on market value(2)	(20.43)%	(0.85)%	1.88%
Ratio/Supplemental data:
Ratio of net investment income to average net assets	9.55%	7.78%	7.68%
Ratio of incentive fee, net of incentive fee waiver, to average net assets(6)	1.88%	1.11%	0.60%
Ratio of debt related expenses to average net assets	7.17%	5.21%	3.30%
Ratio of other operating expenses, net of management fee waivers, to average net assets(6)	5.52%	5.20%	2.38%
Ratio of total expenses, net of fee waivers to average net assets(6)	14.57%	11.52%	6.28%
Portfolio turnover rate(3)	25.99%	18.62%	16.77%
Average debt outstanding(4)	$324,824	$255,268	$198,159
Average debt outstanding per common share	$20.59	$19.67	$15.27
Asset coverage ratio per unit(5)	$2,465	$1,788	$2,376

(1)	Based on daily weighted average balance of shares outstanding during the period.
(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 17. Financial Highlights  – (continued)

(3)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value. Portfolio turnover rates that cover less than a full period are not annualized.
(4)	Based on daily weighted average balance of debt outstanding during the period.
(5)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtness not represented by senior securities, to the aggregate amount of senior securities representing indebtness. We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of December 31, 2015 pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtness.
(6)	The ratio of waived fees to average net assets was 0.40%, 0.09% and 0.13% for the years ended December 31, 2015, 2014 and 2013.
(7)	Includes the impact of different share amounts used in calculating per share data as a result of calculating per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

Note 18. Selected Quarterly Financial Data (Unaudited)

	For the quarter ended
(Dollars in thousands, except per share data)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total investment income	$16,547	$18,304	$15,084	$14,041
Net investment income	$7,406	$7,787	$5,317	$4,817
Net increase/(decrease) in net assets from operations	$(8,917)	$7,958	$4,942	$9,867
Net investment income per share(2)	$0.47	$0.48	$0.33	$0.37
Net increase/(decrease) in net assets from operations per share(2)	$(0.57)	$0.49	$0.31	$0.76
Net asset value per share at end of period	$17.04	$18.04	$17.95	$18.35

	For the quarter ended
(Dollars in thousands, except per share data)	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total investment income	$13,461	$11,167	$12,526	$12,374
Net investment income	$5,067	$3,544	$5,634	$5,721
Net increase/(decrease) in net assets from operations	$(11,181)	$311	$6,212	$1,218
Net investment income per share(2)	$0.39	$0.27	$0.43	$0.44
Net increase/(decrease) in net assets from operations per share(2)	$(0.86)	$0.02	$0.48	$0.09
Net asset value per share at end of period	$18.56	$19.89	$20.34	$20.33

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 18. Selected Quarterly Financial Data (Unaudited)  – (continued)

	For the quarter ended
(Dollars in thousands, except per share data)	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total investment income	$12,145	$8,801	$8,216	$6,271
Net investment income	$6,100	$5,437	$4,658	$3,289
Net increase in net assets from operations	$6,797	$7,909	$11,583	$2,569
Net investment income per share(1)	$0.47	$0.42	$0.36	$0.25
Net increase in net assets from operations per share(1)	$0.52	$0.61	$0.89	$0.20
Net asset value per share at end of period(1)	$20.71	$20.79	$20.58	$19.74

(1)	Per share amounts are presented as if the Formation Transactions had occurred on January 1, 2013.
(2)	Calculated based on weighted average shares outstanding during the quarter.

Note 19. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2015.

Distributions

On January 4, 2016, the Board of Directors declared the following distributions:

Date Declared	Record Date	Payment Date	Amount Per Share
January 4, 2016	March 22, 2016	March 30, 2016	$0.1567
January 4, 2016	February 19, 2016	February 26, 2016	$0.1567
January 4, 2016	January 22, 2016	January 28, 2016	$0.1567
Total Distributions Declared for Fiscal 2016			$0.47

Portfolio Activity

On January 12, 2016, the Company invested in $24.0 million in the subordinated debt and equity of Eastport Holdings, LLC. The subordinated debt has a cash rate of Libor + 13.0%, with a 0.5% floor.

On January 26, 2016, the Company funded $2.8 million in the existing commitment for Community Choice Financial, Inc. senior secured revolving debt. The debt investment has a cash rate of Libor + 13.0% with a 1.0% floor.

On February 29, 2016, the Company sold its investment in Crowley Holdings, Inc. Series A Income Preferred Shares for $6.3 million. The Company received par value, plus accrued dividends.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2015.

Due to the Company’s status as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2015.

(c)	Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders with the Securities and Exchange Commission (the “SEC”), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

a. The following documents are filed as part of this Annual Report:

The following consolidated financial statements are set forth in Item 8:

b. Exhibits

Exhibit Number	Description of Document
3.1	Articles of Amendment and Restatement(1)
3.2	Certificate of Limited Partnership of CapitalSouth Partners Fund II Limited Partnership(2)
3.3	Certificate of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P.(2)
3.4	Bylaws(1)
3.5	Form of Amended and Restated Limited Partnership Agreement of CapitalSouth Partners Fund II Limited Partnership(3)
3.6	Form of Amended and Restated Agreement of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P.(3)
4.1	Form of Common Stock Certificate(1)
4.2	Form of Base Indenture(4)
4.3	Form of First Supplemental Indenture(4)
4.4	Form of Global Note (included as Exhibit A to the Form of First Supplemental Indenture)(4)
10.1	Form of Dividend Reinvestment Plan(1)
10.2	Form of Investment Advisory Agreement by and between Registrant and Capitala Investment Advisors, LLC(1)
10.3	Form of Custodian Agreement(1)
10.4	Form of Administration Agreement by and between Registrant and Capitala Advisors Corp.(1)
10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)
10.6	Form of Trademark License Agreement by and between Registrant and Capitala Investment Advisors, LLC(1)
10.7	Form of Senior Secured Revolving Credit Agreement dated October 17, 2014, among Capitala Finance Corp., as Borrower, the lenders party thereto, and ING Capital LLC, as Administrative Agent, Arranger and Bookrunner(5)
10.8	Form of Guarantee, Pledge and Security Agreement dated October 17, 2014, among Capitala Finance Corp., as Borrower, the subsidiary guarantors party thereto, ING Capital LLC, as Revolving Administrative Agent for the Revolving Lenders and as Collateral Agent, and each Financing Agent and Designated Indebtedness Holder party thereto(5)
10.9	Form of Incremental Assumption Agreement, dated January 6, 2015, relating to the Senior Secured Revolving Credit Agreement, dated as of October 17, 2014, among Capitala Finance Corp., as borrower, the lenders from time to time party thereto, and ING Capital LLC, as administrative agent, arranger and bookrunner(6)
10.10	First Amended and Restated Limited Liability Company Agreement of Capitala Senior Liquid Loan Fund I, LLC, dated March 24, 2015(7)
10.11	Form of Incremental Assumption Agreement, dated August 19, 2015, relating to the Senior Secured Revolving Credit Agreement, dated as of October 17, 2014, among Capitala Finance Corp., as borrower, the lenders from time to time party thereto, and ING Capital LLC, as administrative agent, arranger and bookrunner(8)
11.1	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report)
14.1	Code of Business Conduct(1)
14.2	Code of Ethics(2)
21.1	List of Subsidiaries (filed herewith)

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Previously filed in connection with the Pre-Effective Amendment No. 1 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 9, 2013.
(2)	Previously filed in connection with Pre-Effective Amendment No. 2 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 16, 2013.
(3)	Previously filed in connection with Pre-Effective Amendment No. 5 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 24, 2013.
(4)	Previously filed in connection with Pre-Effective Amendment No. 2 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-193374) filed on May 21, 2014.
(5)	Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on October 21, 2014.
(6)	Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on January 8, 2015.
(7)	Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on March 24, 2015.
(8)	Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on August 25, 2015.

c. Consolidated Financial Statement Schedules

No consolidated financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Capitala Finance Corp.

Date: March 8, 2016	By /s/ Joseph B. Alala III Joseph B. Alala III Chief Executive Officer (Principal Executive Officer) Capitala Finance Corp.

Date: March 8, 2016	By /s/ Stephen A. Arnall Stephen A. Arnall Chief Financial Officer (Principal Financial and Accounting Officer) Capitala Finance Corp.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph B. Alala III Joseph B. Alala III	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 8, 2016
/s/ Stephen A. Arnall Stephen A. Arnall	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2016
/s/ M. Hunt Broyhill M. Hunt Broyhill	Director	March 8, 2016
/s/ R. Charles Moyer R. Charles Moyer	Director	March 8, 2016
/s/ Larry W. Carroll Larry W. Carroll	Director	March 8, 2016
/s/ H. Paul Chapman H. Paul Chapman	Director	March 8, 2016