Form 10-Q
period 2016-03-31
Capitala Finance Corp.
filed 2016-05-09
CIK 1571329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2016

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

The number of shares of Capitala Finance Corp.’s common stock, $0.01 par value, outstanding as of May 6, 2016 was 15,806,260.

2

 PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Capitala Finance Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of
	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS

Investments at fair value
Non-control/non-affiliate investments (amortized cost of $387,712 and $391,031, respectively)	$401,251	$404,513
Affiliate investments (amortized cost of $94,520 and $99,290, respectively)	100,161	117,350
Control investments (amortized cost of $104,588 and $79,866, respectively)	98,329	70,593
Total investments at fair value (amortized cost of $586,820 and $570,187, respectively)	599,741	592,456
Cash and cash equivalents	14,346	34,105
Interest and dividend receivable	6,537	5,390
Due from related parties	256	256
Prepaid expenses	386	503
Other assets	79	108
Total assets	$621,345	$632,818

LIABILITIES
SBA debentures (net of deferred financing costs of $3,378 and $3,537, respectively)	$178,822	$180,663
Notes (net of deferred financing costs of $3,447 and $3,583, respectively)	109,991	109,855
Credit Facility (net of deferred financing costs of $1,409 and $1,649, respectively)	71,591	68,351
Due to related parties	4	6
Management and incentive fee payable	2,368	1,687
Interest and financing fees payable	1,150	2,987
Accounts payable and accrued expenses	-	467
Total liabilities	$363,926	$364,016

Commitments and contingencies (Note 2)

NET ASSETS
Common stock, par value $.01, 100,000,000 common shares authorized, 15,799,635 and 15,777,345 common shares issued and outstanding, respectively	158	158
Additional paid in capital	239,331	239,104
Undistributed net investment income	8,570	8,570
Accumulated net realized loss from investments	(3,561)	(1,299)
Net unrealized appreciation on investments	12,921	22,269
Total net assets	257,419	268,802

Total liabilities and net assets	$621,345	$632,818

Net asset value per share	$16.29	$17.04

See accompanying notes to consolidated financial statements.

3

Capitala Finance Corp.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31
	2016	2015

INVESTMENT INCOME
Interest and fee income:
Non-control/Non-affiliate investments	$10,747	$7,675
Affiliate investments	1,363	3,591
Control investments	2,854	1,639
Total interest and fee income	14,964	12,905
Payment-in-kind interest and dividend income:
Non-control/Non-affiliate investments	878	314
Affiliate investments	95	257
Control investments	231	198
Total payment-in-kind interest and dividend income	1,204	769
Dividend income:
Non-control/Non-affiliate investments	205	153
Affiliate investments	29	29
Control investments	1,045	184
Total dividend income	1,279	366
Interest income from cash and cash equivalents	2	1
Total investment income	17,449	14,041

EXPENSES
Interest and financing expenses	5,023	4,637
Base management fee	2,728	2,410
Incentive fees	1,706	1,180
General and administrative expenses	1,168	997
Expenses before incentive fee waiver	10,625	9,224
Incentive fee waiver (See Note 6)	(597)	-
Total expenses, net of incentive fee waiver	10,028	9,224

NET INVESTMENT INCOME	7,421	4,817

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	-	28
Affiliate investments	(2,262)	-
Control investments	-	9,312
Total realized gain (loss) from investments	(2,262)	9,340
Net unrealized depreciation on investments	(9,348)	(4,290)
Net gain (loss) on investments	(11,610)	5,050

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(4,189)	$9,867

NET INCREASE (DECREASE) IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC AND DILUTED	$(0.27)	$0.76

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	15,785,943	12,974,483

DISTRIBUTIONS PAID PER SHARE	$0.47	$0.52

DISTRIBUTIONS PAYABLE PER SHARE	$-	$0.45

See accompanying notes to consolidated financial statements.

4

Capitala Finance Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except share data)

(unaudited)

	Common Stock		Additional		Accumulated Net	Net Unrealized Appreciation
	Number of	Par	Paid in	Undistributed Net	Realized Gains	(Depreciation) on
	Shares	Value	Capital	Investment Income	(Losses)	Investments	Total

BALANCE, December 31, 2014	12,974,420	$130	$188,408	$12,314	$803	$39,182	$240,837
Net investment income	-	-	-	4,817	-	-	4,817
Net realized gain from investments	-	-	-	-	9,340	-	9,340
Net change in unrealized depreciation on investments	-	-	-	-	-	(4,290)	(4,290)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	2,822	-	50	-	-	-	50
Distributions declared	-	-	-	(6,098)	(6,484)	-	(12,582)
BALANCE, March 31, 2015	12,977,242	$130	$188,458	$11,033	$3,659	$34,892	$238,172

BALANCE, December 31, 2015	15,777,345	$158	$239,104	$8,570	$(1,299)	$22,269	268,802
Net investment income	-	-	-	7,421	-	-	7,421
Net realized loss from investments	-	-	-	-	(2,262)	-	(2,262)
Net change in unrealized depreciation on investments	-	-	-	-	-	(9,348)	(9,348)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	22,290	-	227	-	-	-	227
Distributions declared	-	-	-	(7,421)	-	-	(7,421)
BALANCE, March 31, 2016	15,799,635	$158	$239,331	$8,570	$(3,561)	$12,921	$257,419

See accompanying notes to consolidated financial statements.

5

Capitala Finance Corp.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended March 31
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(4,189)	$9,867
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(27,523)	(67,233)
Repayments of investments	10,186	34,556
Net realized (gain)/loss on investments	2,262	(9,340)
Net unrealized depreciation on investments	9,348	4,290
Payment-in-kind interest and dividends	(1,204)	(769)
Accretion of original issue discount on investments	(354)	(94)
Amortization of deferred financing fees	535	467
Changes in assets and liabilities:
Interest and dividend receivable	(1,147)	(1,816)
Prepaid expenses	117	144
Other assets	29	(106)
Due to related parties	(2)	81
Management and incentive fee payable	681	1,024
Interest and financing fees payable	(1,837)	(1,905)
Accounts payable and accrued expenses	(467)	(266)
NET CASH USED IN OPERATING ACTIVITIES	(13,565)	(31,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns on SBA debentures	(2,000)	-
Proceeds from Credit Facility	3,000	15,000
Distributions paid to shareholders	(7,194)	(6,692)
Deferred financing fees paid	-	(308)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$(6,194)	$8,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,759)	(23,100)
CASH AND CASH EQUIVALENTS, beginning of period	$34,105	$55,107
CASH AND CASH EQUIVALENTS, end of period	$14,346	$32,007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$6,217	$5,826

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Distributions declared and payable	$-	$5,840
Distribution paid through DRIP share issuances	$227	$50

See accompanying notes to consolidated financial statements.

6

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units)

March 31, 2016

(unaudited)

Company (4, 5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Non-control/Non-affiliated investments - 155.9%

AAE Acquisition, LLC	Industrial Equipment Rental	Senior Secured Term Debt (12% Cash, Due 3/31/18) (1)	$11,000	$11,000	$11,000	4.3%

AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (14% fully diluted)		17	2,161	0.8%

				11,017	13,161	5.1%

American Clinical Solutions, LLC	Healthcare	Senior Secured Debt (L+9.5% Cash, 1% Floor, Due 6/11/20)	9,625	9,625	9,625	3.7%

				9,625	9,625	3.7%

American Exteriors, LLC	Replacement Window Manufacturer	Senior Secured Debt (10%, 4% PIK at company's option, Due 12/31/16) (1)(2)	5,307	3,979	3,324	1.3%

American Exteriors, LLC	Replacement Window Manufacturer	Common Stock Warrants (10% fully diluted)		-	-	0.0%

				3,979	3,324	1.3%

B&W Quality Growers, LLC	Farming	Subordinated Debt (14% Cash, Due 7/23/20)	10,000	9,992	10,000	3.9%

B&W Quality Growers, LLC	Farming	Membership Unit Warrants (91,739 Units)		20	4,950	1.9%

				10,012	14,950	5.8%

Bluestem Brands, Inc.	Online Merchandise Retailer	Senior Secured Term Debt (L+7.5% Cash, 1% Floor, Due 11/7/20)	4,467	4,329	4,329	1.7%

				4,329	4,329	1.7%

Boot Barn Holdings, Inc	Western Wear Retail	Common Stock (95,252 shares) (8)		381	895	0.3%

				381	895	0.3%

Brock Holdings III, Inc.	Industrial Specialty Services	Subordinated Debt (L+8.25% Cash, 1.75% Floor, Due 3/16/18)	5,000	4,895	4,895	1.9%

				4,895	4,895	1.9%

Brunswick Bowling Products, Inc.	Bowling Products	Senior Secured Term Debt (L+6.0% Cash, 2% Floor, Due 5/22/20)	2,000	2,000	2,000	0.8%

Brunswick Bowling Products, Inc.	Bowling Products	Subordinated Debt (L+14.25% Cash, 2% Floor, Due 5/22/20)	6,983	6,983	6,983	2.7%

Brunswick Bowling Products, Inc.	Bowling Products	Preferred Shares (2,966 shares, 8% PIK) (6)		3,183	3,860	1.5%

				12,166	12,843	5.0%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Senior Secured Term Debt (9.5% Cash, Due 4/30/20)	5,000	4,875	5,000	1.9%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	751	0.3%

				4,880	5,751	2.2%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)		258	222	0.1%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock Warrants (655,908 units) (7)		264	498	0.2%

				522	720	0.3%

Cedar Electronics Holding Corp.	Consumer Electronics	Subordinated Debt (12% Cash, Due 12/26/20)	28,300	28,300	28,300	11.0%

				28,300	28,300	11.0%

Community Choice Financial, Inc.	Financial Services	Senior Secured Revolving Debt (L+13.0% Cash, 1% Floor, Due 3/27/17) (8)	20,000	20,000	20,000	7.8%

				20,000	20,000	7.8%

Construction Partners, Inc.	Construction Services	Subordinated Debt (11.5% Cash, Due 6/12/20)	12,500	12,500	12,500	4.9%

				12,500	12,500	4.9%

Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9% Cash, 2% PIK, Due 11/29/21)	16,021	16,021	16,021	6.2%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	1,728	0.7%

				17,596	17,749	6.9%

CSM Bakery Solutions, LLC	Bakery Supplies Distributor	Subordinated Debt (L+7.75% Cash, 1% Floor, Due 8/7/22)	17,000	16,699	16,150	6.3%

				16,699	16,150	6.3%

DSW Homes, LLC	Disaster Recovery Homebuilding	Subordinated Debt (L+12% Cash, Due 9/24/18)	2,000	2,000	2,000	0.8%

				2,000	2,000	0.8%

Emerging Markets Communications, LLC	Satellite Communications	Subordinated Debt (L+9.625% Cash, 1% Floor, Due 7/1/22)	5,000	4,935	4,935	1.9%

				4,935	4,935	1.9%

Flavors Holdings, Inc.	Food Product Manufacturer	Senior Secured Term Debt (L+5.75% Cash, 1% Floor, Due 4/3/20)	7,400	7,182	6,586	2.6%

Flavors Holdings, Inc.	Food Product Manufacturer	Subordinated Debt (L+10% Cash, 1% Floor, Due 10/3/21)	12,000	11,619	10,440	4.1%

				18,801	17,026	6.7%

Group Cirque du Soleil, Inc.	Entertainment	Subordinated Debt (L+8.25% Cash, 1% Floor, Due 7/8/23) (8)	1,000	986	986	0.4%

				986	986	0.4%

Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Senior Secured Term Debt (Due 12/9/19) (13)	2,400	2,000	1,532	0.6%

				2,000	1,532	0.6%

Kelle's Transport Service, LLC	Transportation	Senior Secured Debt (14% Cash, Due 3/31/19)	14,200	14,190	14,200	5.5%

Kelle's Transport Service, LLC	Transportation	Preferred Units (1,000 units, 10% PIK Dividend) (6)		3,181	3,181	1.2%

Kelle's Transport Service, LLC	Transportation	Common Stock Warrants (15% fully diluted)		22	2,998	1.2%

				17,393	20,379	7.9%

Maxim Crane Works, L.P.	Crane Rental and Sales	Subordinated Debt (L+9.25% Cash, 1% Floor, Due 11/26/18)	5,000	5,029	5,029	2.0%

				5,029	5,029	2.0%

Medical Depot, Inc.	Medical Device Distributor	Subordinated Debt (14% Cash, Due 9/27/20) (1)	14,667	14,667	14,667	5.7%

Medical Depot, Inc.	Medical Device Distributor	Series C Convertible Preferred Stock (740 shares)		1,333	11,590	4.5%

				16,000	26,257	10.2%

Merlin International, Inc.	IT Government Contracting	Subordinated Debt (12.5% Cash, Due 12/16/19)	20,000	20,000	20,000	7.8%

				20,000	20,000	7.8%

Nielsen & Bainbridge, LLC	Home Décor Manufacturer	Subordinated Debt (L+9.25% Cash, 1% Floor, Due 8/15/21)	15,000	14,825	14,614	5.7%

				14,825	14,614	5.7%

Nth Degree, Inc.	Business Services	Senior Secured Debt (L+7.0% Cash. 1% Floor, 1% PIK, Due 12/14/20)	12,287	12,287	12,287	4.8%

Nth Degree, Inc.	Business Services	Senior Secured Debt (L+11.5% Cash. 1% Floor, 2% PIK, Due 12/14/20)	9,054	9,054	9,054	3.5%

Nth Degree, Inc.	Business Services	Preferred Stock (10% PIK dividend) (6)		3,090	3,090	1.2%

				24,431	24,431	9.5%

Portrait Innovations, Inc.	Professional and Personal Digital Imaging	Senior Secured Term Debt (12% Cash, Due 2/26/20)	15,000	15,000	15,000	5.8%

				15,000	15,000	5.8%

Sequoia Healthcare Management, LLC	Healthcare Management	Senior Secured Term Debt (12% Cash, 4% PIK, Due 7/17/19)	11,461	11,318	11,461	4.5%

				11,318	11,461	4.5%

Sierra Hamilton, LLC	Oil & Gas Engineering and Consulting Services	Senior Secured Debt (12.25% Cash, Due 12/15/18)	15,000	15,000	7,500	2.9%

				15,000	7,500	2.9%

Sparus Holdings, Inc.	Energy Services	Senior Secured Term Debt (12% Cash, Due 9/30/16) (1)	5,120	5,120	5,120	2.0%

Sparus Holdings, Inc.	Energy Services	Subordinated Debt (12% Cash, Due 9/30/16) (1)	5,380	5,380	5,380	2.1%

				10,500	10,500	4.1%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	541	0.2%

				758	541	0.2%

Tenere, Inc.	Industrial Manufacturing	Senior Secured Term Debt (11% Cash, 2% PIK, Due 12/15/17) (9)	3,559	3,559	3,559	1.4%

				3,559	3,559	1.4%

U.S. Well Services, LLC	Oil & Gas Services	Senior Secured Debt (L+11.5% Cash, 0.5% Floor, Due 5/2/19)	13,905	13,859	13,905	5.3%

				13,859	13,905	5.3%

Velum Global Credit Management, LLC	Financial Services	Senior Secured Debt (15% PIK, Due 12/31/17) (1)(8)	9,417	9,417	9,417	3.7%

				9,417	9,417	3.7%

Vology, Inc.	Information Technology	Subordinated Debt (L+14% Cash, 1% Floor, Due 1/24/21)	8,000	8,000	8,000	3.1%

				8,000	8,000	3.1%

Western Windows Systems, LLC	Building Products	Senior Secured Term Debt (12.2% Cash, Due 7/31/20) (3)	14,000	14,000	14,000	5.3%

Western Windows Systems, LLC	Building Products	Membership units (39,860 units)		3,000	4,987	1.9%

				17,000	18,987	7.2%

Sub Total Non-control/Non-affiliated investments				$387,712	$401,251	155.9%

Affiliate investments - 38.9%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Senior Subordinated Debt (14% Cash, Due 8/9/19)	$3,000	$3,000	$3,000	1.2%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Junior Subordinated Debt (12% Cash, Due 8/9/19)	5,828	5,828	5,828	2.3%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock (1,253,198 shares)		1,504	2,634	1.0%

				10,332	11,462	4.5%

City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 9/28/17) (1)	8,231	8,231	8,231	3.2%

City Gear, LLC	Footwear Retail	Preferred Membership Units (2.78% fully diluted, 9% Cash Dividend) (6)		1,269	1,269	0.5%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.38% fully diluted)		-	9,240	3.5%

				9,500	18,740	7.2%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8% PIK dividend) (6)		2,470	2,817	1.1%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,128	0.4%

				2,472	3,945	1.5%

J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13% Cash, Due 7/16/18) (12)	5,182	5,182	5,182	2.0%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	-	0.0%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (4,506 shares)		-	-	0.0%

				6,000	5,182	2.0%

LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)		1,525	3,373	1.3%

				1,525	3,373	1.3%

MJC Holdings, LLC	Specialty Clothing	Series A Preferred Units (2,000,000 units)		1,000	4,438	1.7%

				1,000	4,438	1.7%

MMI Holdings, LLC	Medical Device Distributor	Senior Secured Debt (12% Cash, Due 1/31/17) (1)	2,600	2,600	2,600	1.0%

MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 1/31/17) (1)	400	388	400	0.2%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6% PIK dividend) (6)		1,236	1,370	0.5%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	330	0.1%

				4,224	4,700	1.8%

MTI Holdings, LLC	Retail Display & Security Services	Subordinated Debt (12% Cash, Due 11/1/18)	8,000	8,000	8,000	3.1%

MTI Holdings, LLC	Retail Display & Security Services	Membership Units (2,000,000 units)		2,000	12,626	4.8%

				10,000	20,626	7.9%

Source Capital ABUTEC, LLC	Oil & Gas Services	Senior Secured Term Debt (12% Cash, 3% PIK, Due 12/28/17) (2)(11)	5,994	5,404	965	0.4%

Source Capital ABUTEC, LLC	Oil & Gas Services	Preferred Membership Units (10.5% fully diluted)		1,240	-	0.0%

				6,644	965	0.4%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Subordinated Debt (13% Cash, Due 2/17/17)	2,500	2,500	2,500	1.0%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Common Stock Warrants (6.65% ownership)		-	675	0.3%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership)		750	984	0.4%

				3,250	4,159	1.7%

STX Healthcare Management Services, Inc.	Dental Practice Management	Subordinated Debt (12.5% Cash, Due 7/31/18) (1)	6,425	6,425	6,398	2.5%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares)		1,200	1,118	0.4%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock Warrants (1,154,254 shares)		218	1,076	0.4%

				7,843	8,592	3.3%

TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 2/1/19) (2)	13,787	13,649	2,783	1.1%

TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 2/1/19) (2)	10,986	10,876	2,217	0.9%

TCE Holdings, Inc.	Oil & Gas Services	Class A Common Stock (3,600 shares)		3,734	-	0.0%

				28,259	5,000	2.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Senior Secured Term Debt (15% PIK, Due 11/26/16)	490	490	953	0.4%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Bridge Note (0% Cash, Due 11/26/16) (1)	663	361	663	0.3%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 2 Note (0% Cash, Due 11/26/16) (1)	81	44	81	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Senior Subordinated Note (0% Cash, Due 11/26/16) (1)	3,563	2,369	3,563	1.4%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 3 Note (0% Cash, Due 11/26/16) (1)	299	207	299	0.1%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Jr. Subordinated Note (0% Cash, Due 11/26/16) (1)	2,750	-	2,750	1.1%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 4 Note (0% Cash, Due 11/26/16) (1)	243	-	243	0.1%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-1 Preferred Stock (255,102 shares)		-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-3 Preferred Stock (88,194 shares)		-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-5 Preferred Stock (20,530 shares)		-	427	0.2%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Common Stock Warrants (2,063,629 warrants)		-	-	0.0%

				3,471	8,979	3.6%

Sub Total Affiliate investments				$94,520	$100,161	38.9%

Control investments - 38.2%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Senior Secured Term Debt (12% Cash, 4% PIK, Due 5/24/18)	$11,137	$11,137	$11,137	4.3%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (1,125,000 shares)		1,125	27	0.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (570,000 shares)		-	14	0.0%

				12,262	11,178	4.3%

Capitala Senior Liquid Loan Fund I, LLC	Investment Fund	Common Stock (80% ownership) (8)		20,000	18,510	7.3%

				20,000	18,510	7.3%

Eastport Holdings, LLC	Business Services	Subordinated Debt (L+13.0% Cash, 0.5% Floor, Due 4/29/20)	24,000	19,508	24,000	9.3%

Eastport Holdings, LLC	Business Services	Membership Units (30% fully diluted)		4,733	4,733	1.9%

				24,241	28,733	11.2%

Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/16/16)	1,862	1,862	1,862	0.7%

Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/16/16)	3,869	3,869	3,869	1.5%

Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	1,629	0.6%

				7,360	7,360	2.8%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Senior Secured Term Debt (15%, 2% PIK at company's option, Due 10/30/20) (1) (10)	6,500	6,500	6,500	2.5%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10% Cash Dividend) (6)		1,000	1,000	0.4%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	5,161	2.0%

				7,501	12,661	4.9%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/16) (2)	8,632	8,448	3,455	1.3%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)		3,278	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)		2,365	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,107 shares)		33	-	0.0%

				14,124	3,455	1.3%

Print Direction, Inc.	Printing Services	Senior Secured Term Debt (10% Cash, 2% PIK, Due 2/24/19)	16,110	16,110	16,110	6.3%

Print Direction, Inc.	Printing Services	Common Stock (18,543 shares)		2,990	308	0.1%

Print Direction, Inc.	Printing Services	Common Stock Warrants (820 shares)		-	14	0.0%

				19,100	16,432	6.4%

Sub Total Control investments				$104,588	$98,329	38.2%

TOTAL INVESTMENTS - 233%				$586,820	$599,741	233.0%

(1) The maturity date of the original investment has been extended.

(2) Non-accrual investment.

(3) The cash rate equals the approximate current yield on our last-out portion of the unitranche facility.

(4) All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.

(5) Percentages are based on net assets of $257,419 as of March 31, 2016.

(6) The equity investment is income producing, based on rate disclosed.

(7) The equity investment has an exercisable put option.

(8) Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2016, 8.0% of the Company's total assets were non-qualifying assets.

(9) The investment has a $0.6 million unfunded commitment.

(10) The investment has a $1.0 million unfunded commitment.

(11) Interest rate amended to 15% PIK through March 31, 2016.

(12) Interest rate amended to 15% through June 30, 2016.

(13) Interest rate was amended to zero. The Company will receive earn-out payments of up to $2.4 million in satisfaction of the debt.

See accompanying notes to consolidated financial statements.

7

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units)

December 31, 2015

Company (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Non-control/Non-affiliated investments - 150.5%

AAE Acquisition, LLC	Industrial Equipment Rental	Senior Secured Term Debt (12% Cash, Due 3/31/18) (1)	$11,000	$11,000	$11,000	4.1%

AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (14% fully diluted)		17	2,181	0.8%

				11,017	13,181	4.9%

American Clinical Solutions, LLC	Healthcare	Senior Secured Debt (L+9.5% Cash, 1% Floor, Due 6/11/20)	9,750	9,750	9,750	3.6%

				9,750	9,750	3.6%

American Exteriors, LLC	Replacement Window Manufacturer	Senior Secured Debt (14% Cash, Due 1/15/16) (1)(2)	4,879	3,679	3,196	1.2%

American Exteriors, LLC	Replacement Window Manufacturer	Common Stock Warrants (15% fully diluted)		-	-	0.0%

				3,679	3,196	1.2%

B&W Quality Growers, LLC	Farming	Subordinated Debt (14% Cash, Due 7/23/20)	10,000	9,992	10,000	3.7%

B&W Quality Growers, LLC	Farming	Membership Unit Warrants (91,739 Units)		20	5,408	2.0%

				10,012	15,408	5.7%

Bluestem Brands, Inc.	Online Merchandise Retailer	Senior Secured Term Debt (L+7.5% Cash, 1% Floor, Due 11/7/20)	4,529	4,382	4,382	1.6%

				4,382	4,382	1.6%

Boot Barn Holdings, Inc	Western Wear Retail	Common Stock (95,252 shares) (8)		381	1,171	0.4%

				381	1,171	0.4%

Brock Holdings III, Inc.	Industrial Specialty Services	Subordinated Debt (L+8.25% Cash, 1.75% Floor, Due 3/16/18)	5,000	4,881	4,881	1.8%

				4,881	4,881	1.8%

Brunswick Bowling Products, Inc.	Bowling Products	Senior Secured Term Debt (L+6.0% Cash, 2% Floor, Due 5/22/20)	2,000	2,000	2,000	0.7%

Brunswick Bowling Products, Inc.	Bowling Products	Subordinated Debt (L+14.25% Cash, 2% Floor, Due 5/22/20)	6,983	6,983	6,983	2.6%

Brunswick Bowling Products, Inc.	Bowling Products	Preferred Shares (2,966 shares, 8% PIK) (6)		3,118	3,141	1.2%

				12,101	12,124	4.5%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Senior Secured Term Debt (9.5% Cash, Due 4/30/20)	5,000	4,868	4,868	1.8%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	533	0.2%

				4,873	5,401	2.0%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)		258	223	0.1%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock Warrants (655,908 units) (7)		264	498	0.2%

				522	721	0.3%

Cedar Electronics Holding Corp.	Consumer Electronics	Subordinated Debt (12% Cash, Matures 12/26/20)	28,300	28,300	28,300	10.5%

				28,300	28,300	10.5%

Community Choice Financial, Inc.	Financial Services	Senior Secured Revolving Debt (L+13.0% Cash, 1% Floor, Due 3/27/17) (8) (11)	17,161	17,161	17,161	6.4%

				17,161	17,161	6.4%

Construction Partners, Inc.	Construction Services	Subordinated Debt (11.5% Cash, Due 6/12/20)	12,500	12,500	12,500	4.7%

				12,500	12,500	4.7%

Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9% Cash, 2% PIK, Due 11/29/21)	15,941	15,941	15,941	5.9%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	1,917	0.7%

				17,516	17,858	6.6%

Crowley Holdings, Inc.	Transportation	Series A Income Preferred Shares (6,000 shares, 10% Cash, 2% PIK dividend) (6)		6,271	6,271	2.3%

				6,271	6,271	2.3%

CSM Bakery Solutions, LLC	Bakery Supplies Distributor	Subordinated Debt (L+7.75% Cash, 1% Floor, Due 8/7/22)	17,000	16,687	16,146	6.0%

				16,687	16,146	6.0%

DSW Homes, LLC	Disaster Recovery Homebuilding	Subordinated Debt (L+12% Cash, Due 9/24/18)	2,000	2,000	2,000	0.7%

				2,000	2,000	0.7%

Emerging Markets Communications, LLC	Satellite Communications	Subordinated Debt (L+9.625% Cash, 1% Floor, Due 7/1/22)	5,000	4,932	4,932	1.8%

				4,932	4,932	1.8%

Flavors Holdings, Inc.	Food Product Manufacturer	Senior Secured Term Debt (L+5.75% Cash, 1% Floor, Due 4/3/20)	7,500	7,265	6,917	2.6%

Flavors Holdings, Inc.	Food Product Manufacturer	Subordinated Debt (L+10% Cash, 1% Floor, Due 10/3/21)	12,000	11,601	10,519	3.9%

				18,866	17,436	6.5%

Group Cirque du Soleil, Inc.	Entertainment	Subordinated Debt (L+8.25% Cash, 1% Floor, Due 7/8/23) (8)	1,000	986	986	0.4%

				986	986	0.4%

Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Senior Secured Term Debt (Due 12/9/19) (14)	2,400	2,000	1,800	0.7%

				2,000	1,800	0.7%

Kelle's Transport Service, LLC	Transportation	Senior Secured Debt (14% Cash, Due 3/31/19)	14,562	14,551	14,562	5.4%

Kelle's Transport Service, LLC	Transportation	Preferred Units (1,000 units, 10% PIK Dividend) (6)		3,101	3,101	1.2%

Kelle's Transport Service, LLC	Transportation	Common Stock Warrants (15% fully diluted)		22	3,310	1.2%

				17,674	20,973	7.8%

Maxim Crane Works, L.P.	Crane Rental and Sales	Subordinated Debt (L+9.25% Cash, 1% Floor, Due 11/26/18)	5,000	5,032	5,032	1.9%

				5,032	5,032	1.9%

Medical Depot, Inc.	Medical Device Distributor	Subordinated Debt (14% Cash, Due 9/27/20) (1)	14,667	14,667	14,667	5.5%

Medical Depot, Inc.	Medical Device Distributor	Series C Convertible Preferred Stock (740 shares)		1,333	8,345	3.1%

				16,000	23,012	8.6%

Merlin International, Inc.	IT Government Contracting	Subordinated Debt (12.5% Cash, Due 12/16/19)	20,000	20,000	20,000	7.4%

				20,000	20,000	7.4%

Nielsen & Bainbridge, LLC	Home Décor Manufacturer	Subordinated Debt (L+9.25% Cash, 1% Floor, Due 8/15/21)	15,000	14,816	14,614	5.4%

				14,816	14,614	5.4%

Nth Degree, Inc.	Business Services	Senior Secured Debt (L+7% Cash. 1% Floor, 1% PIK, matures 12/14/2020)	12,256	12,256	12,256	4.6%

Nth Degree, Inc.	Business Services	Senior Secured Debt (L+11.5% Cash. 1% Floor, 2% PIK, matures 12/14/2020)	9,009	9,009	9,009	3.4%

Nth Degree, Inc.	Business Services	Preferred Stock (10% PIK dividend) (6)		3,015	3,015	1.1%

				24,280	24,280	9.1%

Portrait Innovations, Inc.	Professional and Personal Digital Imaging	Senior Secured Term Debt (12% Cash, Due 2/26/20)	15,000	15,000	15,000	5.6%

				15,000	15,000	5.6%

Sequoia Healthcare Management, LLC	Healthcare Management	Senior Secured Term Debt (12% cash, 4% PIK, due 7/17/19)	11,525	11,370	11,525	4.3%

				11,370	11,525	4.3%

Sierra Hamilton, LLC	Oil & Gas Engineering and Consulting Services	Senior Secured Debt (12.25% Cash, Due 12/15/18)	15,000	15,000	10,075	3.7%

				15,000	10,075	3.7%

Sparus Holdings, Inc.	Energy Services	Senior Secured Term Debt (12% Cash, Due 9/30/16)(1)	5,120	5,120	5,120	1.9%

Sparus Holdings, Inc.	Energy Services	Subordinated Debt (12% Cash, Due 9/30/16)(1)	5,380	5,380	5,380	2.0%

				10,500	10,500	3.9%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	758	0.3%

				758	758	0.3%

Tenere, Inc.	Industrial Manufacturing	Senior Secured Term Debt (11% Cash, 2% PIK, Due 12/15/17) (9)	3,582	3,582	3,582	1.3%

				3,582	3,582	1.3%

U.S. Well Services, LLC	Oil & Gas Services	Senior Secured Debt (L+11.5% Cash, 0.5% Floor, Due 5/2/19)	14,189	14,133	14,189	5.3%

				14,133	14,189	5.3%

Velum Global Credit Management, LLC	Financial Services	Senior Secured Debt (15% PIK, Due 12/31/17) (1)(8)	9,069	9,069	9,069	3.4%

				9,069	9,069	3.4%

Vology, Inc.	Information Technology	Subordinated Debt (L+14% Cash, 1% Floor, Due 1/24/21)	8,000	8,000	8,000	3.0%

				8,000	8,000	3.0%

Western Windows Systems, LLC	Building Products	Senior Secured Term Debt (12.2% Cash, Due 7/31/20) (3)	14,000	14,000	14,000	5.3%

Western Windows Systems, LLC	Building Products	Membership units (39,860 units)		3,000	4,299	1.6%

				17,000	18,299	6.9%

Sub Total Non-control/Non-affiliated investments				$391,031	$404,513	150.5%

Affiliate investments - 43.6%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Senior Subordinated Debt (14% Cash, Due 8/9/19)	$3,000	$3,000	$3,000	1.1%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Junior Subordinated Debt (12% Cash, Due 8/9/19)	5,828	5,828	5,828	2.2%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock (1,253,198 shares)		1,504	3,080	1.1%

				10,332	11,908	4.4%

City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 9/28/17) (1)	8,231	8,231	8,231	3.1%

City Gear, LLC	Footwear Retail	Preferred Membership Units (2.78% fully diluted, 9% Cash dividend) (6)		1,269	1,269	0.5%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.38% fully diluted)		-	9,182	3.4%

				9,500	18,682	7.0%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8% PIK dividend) (6)		2,413	2,764	1.0%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,162	0.4%

				2,415	3,926	1.4%

J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13% Cash, Due 7/16/18) (13)	5,182	5,182	5,182	1.9%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	-	0.0%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (4,506 shares)		-	-	0.0%

				6,000	5,182	1.9%

LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)		1,525	3,342	1.2%

				1,525	3,342	1.2%

MJC Holdings, LLC	Specialty Clothing	Series A Preferred Units (2,000,000 units)		1,000	4,696	1.7%

				1,000	4,696	1.7%

MMI Holdings, LLC	Medical Device Distributor	Senior Secured Debt (12% Cash, Due 1/31/17) (1)	2,600	2,600	2,600	1.0%

MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 1/31/17) (1)	400	388	400	0.1%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6% PIK dividend) (6)		1,216	1,350	0.5%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	319	0.1%

				4,204	4,669	1.7%

MTI Holdings, LLC	Retail Display & Security Services	Subordinated Debt (12% Cash, Due 11/1/18)	8,000	8,000	8,000	3.0%

MTI Holdings, LLC	Retail Display & Security Services	Membership Units (2,000,000 units)		2,000	13,917	5.3%

				10,000	21,917	8.3%

Source Capital ABUTEC, LLC	Oil & Gas Services	Senior Secured Term Debt (12% Cash, 3% PIK, Due 12/28/17) (2)(12)	5,741	5,404	2,247	0.8%

Source Capital ABUTEC, LLC	Oil & Gas Services	Preferred Membership Units (10.5% fully diluted)		1,240	-	0.0%

				6,644	2,247	0.8%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Subordinated Debt (13% Cash, Due 2/17/17)	2,500	2,500	2,500	0.9%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Common Stock Warrants (6.65% ownership)		-	616	0.2%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership)		750	865	0.3%

				3,250	3,981	1.4%

Source Recycling, LLC	Scrap Metal Recycler	Subordinated Debt (13% Cash, Due 9/2/16) (2)	5,000	5,000	3,106	1.2%

				5,000	3,106	1.2%

STX Healthcare Management Services, Inc.	Dental Practice Management	Subordinated Debt (12.5% Cash, Due 7/31/18) (1)	6,425	6,425	6,398	2.4%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares)		1,200	1,047	0.4%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock Warrants (1,154,254 shares)		218	1,007	0.4%

				7,843	8,452	3.2%

TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 2/1/19) (2)	13,718	13,649	8,368	3.2%

TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 2/1/19) (2)	10,931	10,876	6,668	2.5%

TCE Holdings, Inc.	Oil & Gas Services	Class A Common Stock (3,600 shares)		3,600	-	0.0%

				28,125	15,036	5.7%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Senior Secured Term Debt (15% PIK, Due 11/26/16)	471	471	1,047	0.4%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Bridge Note (0% Cash, Due 11/26/16) (1)	663	361	663	0.2%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 2 Note (0% Cash, Due 11/26/16) (1)	81	44	81	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Senior Subordinated Note (0% Cash, Due 11/26/16) (1)	3,563	2,369	3,563	1.3%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 3 Note (0% Cash, Due 11/26/16) (1)	299	207	299	0.1%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Jr. Subordinated Note (0% Cash, Due 11/26/16) (1)	2,750	-	2,750	1.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 4 Note (0% Cash, Due 11/26/16) (1)	243	-	243	0.1%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-1 Preferred Stock (255,102 shares)		-	178	0.1%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-3 Preferred Stock (88,194 shares)		-	55	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-5 Preferred Stock (20,530 shares)		-	1,327	0.5%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Common Stock Warrants (2,063,629 warrants)		-	-	0.0%

				3,452	10,206	3.7%

Sub Total Affiliate investments				$99,290	$117,350	43.6%

Control investments - 26.3%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Senior Secured Term Debt (12% Cash, 4% PIK, Due 5/24/18)	$11,025	$11,025	$11,025	4.1%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (1,125,000 shares)		1,125	9	0.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (570,000 shares)		-	4	0.0%

				12,150	11,038	4.1%

Capitala Senior Liquid Loan Fund I, LLC	Investment Fund	Common Stock (80% ownership) (8)		20,000	17,867	6.6%

				20,000	17,867	6.6%

Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/16/16)	1,862	1,862	1,862	0.7%

Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/16/16)	3,830	3,830	3,830	1.4%

Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	1,629	0.6%

				7,321	7,321	2.7%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Senior Secured Term Debt (15%, 2% PIK at Company's option, Due 10/30/20) (1) (10)	6,500	6,500	6,500	2.4%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10% Cash Dividend) (6)		1,000	1,000	0.4%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	5,354	2.0%

				7,501	12,854	4.8%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/16) (2)	8,539	8,448	4,425	1.6%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)		3,278	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)		2,365	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,107 shares)		33	-	0.0%

				14,124	4,425	1.6%

Print Direction, Inc.	Printing Services	Senior Secured Term Debt (10% Cash, 2% PIK, Due 2/24/19)	15,780	15,780	15,780	6.0%

Print Direction, Inc.	Printing Services	Common Stock (18,543 shares)		2,990	1,253	0.5%

Print Direction, Inc.	Printing Services	Common Stock Warrants (820 shares)		-	55	0.0%

				18,770	17,088	6.5%

Sub Total Control investments				$79,866	$70,593	26.3%

TOTAL INVESTMENTS - 220.4%				$570,187	$592,456	220.4%

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

(8) Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2015, 7.3% of the Company's total assets were non-qualifying assets.

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

Note 1. Organization

Capitala Finance Corp. (the “Company”, “we”, “us”, and “our”) is an externally managed non-diversified closed-end management investment company incorporated in Maryland that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and as such, is subject to reduced public company reporting requirements. The Company commenced operations on May 24, 2013 and completed its initial public offering (“IPO”) on September 30, 2013. The Company is managed by Capitala Investment Advisors, LLC (the “Investment Advisor”), an investment adviser that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and Capitala Advisors Corp. (the “Administrator”) provides the administrative services necessary for the Company to operate. For U.S. federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through our subsidiaries that are licensed by the U.S. Small Business Administration (“SBA”) under the Small Business Investment Company (“SBIC”) Act, the Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests primarily in traditional mezzanine, senior subordinated and unitranche debt, as well as senior and second-lien loans and, to a lesser extent, equity securities issued by lower middle-market and middle-market companies.

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became the Company’s wholly-owned subsidiaries. Fund II and Fund III retained their SBIC licenses, continued to hold their existing investments and continue to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. As of March 31, 2016, the Company had 15,799,635 shares of common stock outstanding.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared on the accrual basis of accounting in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 and Article 6 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim periods, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s annual report on Form 10-K for the period ended December 31, 2015, filed with the SEC on March 8, 2016.

The Company’s financial position as of March 31, 2016 is presented on a consolidated basis. The effects of all intercompany transactions between the Company and its consolidated subsidiaries (Fund II, Fund III, and the Florida Sidecar) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

The Company is considered an investment company as defined in Accounting Standards Codification (“ASC”) Topic 946 – Financial Services – Investment Companies (“ASC Topic 946”) . Accordingly, the required disclosures as outlined in the Accounting Standards Update are included in the Company’s consolidated financial statements.

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

Consolidation

As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned subsidiaries in its consolidated financial statements. The Company does not consolidate its interests in Capitala Senior Liquid Loan Fund I, LLC (“CSLLF”) because the investment is not considered a substantially wholly owned investment company subsidiary. Further, CSLLF is a joint venture for which shared power exists relating to the decisions that most significantly impacts the economic performance of the entity. See Note 4 for a description of the Company’s investment in CSLLF.

Segments

In accordance with ASC Topic 280 – Segment Reporting (“ASC Topic 280”), the Company has determined that it has a single reporting segment and operating unit structure. While the Company invests in several industries and geographic locations, all investments share similar business and economic risks. As such, all investment activities have been aggregated into a single segment.

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

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

Other income: Origination fees (to the extent services are performed to earn such income), amendment fees, consent fees, and other fees associated with investments in portfolio companies are recognized as income when the investment transaction closes. Prepayment penalties received by the Company for debt instruments repaid prior to maturity date are recorded as income upon receipt.

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

Commitments and Contingencies

As of March 31, 2016 and December 31, 2015, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $1.6 million and $4.4 million, respectively. Based on the current cash balance and availability under the Company’s Credit Facility, the Company believes it has sufficient liquidity to fund its unfunded commitments as of March 31, 2016.

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management believes that the likelihood of such an event is remote.

In the ordinary course of business, the Company may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Company or result in direct losses to the Company. In management’s opinion, no direct losses with respect to litigation contingencies were probable of occurring as of March 31, 2016 and December 31, 2015. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operations or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.

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

In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20.0% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. For income tax purposes, the Company has paid distributions on its common stock from ordinary income in the amount of $25.1 million during the tax year ended August 31, 2015.

ASC Topic 740, Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of March 31, 2016 and December 31, 2015, there were no uncertain tax positions.

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

The Company’s activities since commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three months ended March 31, 2016 and March 31, 2015. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

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

Note 3. Recent Accounting Pronouncements

 In April 2015, FASB issued Accounting Standards Update “ASU” No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the consolidated statements of assets and liabilities as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for fiscal years that begin after December 15, 2015 and early adoption is permitted. Management elected to early adopt this standard as of October 1, 2015 and the required disclosures are presented in the consolidated financial statements. The adoption of the provisions of ASU 2015-03 did not materially impact the Company’s consolidated financial position or results of operations.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820) — Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share. ASU 2015-07 permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment and provides guidance on required disclosures for such investments. The standard is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and early adoption is permitted. The adoption of the provisions of ASU 2015-07 did not materially impact the Company’s consolidated financial position or results of operations.

Note 4. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through our subsidiaries that are licensed by the SBA under the SBIC Act, we offer customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. We invest primarily in traditional mezzanine, senior subordinated and unitranche debt, as well as senior and second-lien loans and, to a lesser extent, equity securities issued by lower middle-market and middle-market companies. As of March 31, 2016, our portfolio consisted of investments in 56 portfolio companies with a fair value of approximately $599.7 million.

During the three months ended March 31, 2016, the Company made approximately $27.5 million of investments and had approximately $10.2 million in exits and repayments resulting in net investments of approximately $17.3 million for the period. During the three months ended March 31, 2015, the Company made approximately $67.2 million of investments and had approximately $34.6 million in exits and repayments resulting in net investments of approximately $32.6 million for the period.

During the three months ended March 31, 2016, the Company funded $2.8 million of previously committed capital to existing portfolio companies. During the three months ended March 31, 2016, the Company funded $24.7 million of investments in portfolio companies for which it was not previously committed to provide the financial support. During the three months ended March 31, 2015, all new investments were made to portfolio companies in which the Company was not previously contractually obligated to provide financing support. In addition to investing directly in portfolio companies, the Company may assist portfolio companies in securing financing from other sources by introducing portfolio companies to sponsors or by leading a syndicate of investors to provide the portfolio companies with financing. During the three months ended March 31, 2016 and March 31,2015, the Company did not lead any syndicates and did not assist any portfolio companies in obtaining indirect financing.

The composition of our investments as of March 31, 2016, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$230,034	39.2%	$217,164	36.2%
Subordinated Debt	283,579	48.3	266,224	44.4
Equity and Warrants	53,207	9.1	97,843	16.3
Capitala Senior Liquid Loan Fund I, LLC	20,000	3.4	18,510	3.1
Total	$586,820	100.0%	$599,741	100.0%

The composition of our investments as of December 31, 2015, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$226,973	39.8%	$218,660	36.9%
Subordinated Debt	268,899	47.2	256,278	43.3
Equity and Warrants	54,315	9.5	99,651	16.8
Capitala Senior Liquid Loan Fund I, LLC	20,000	3.5	17,867	3.0
Total	$570,187	100.0%	$592,456	100.0%

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

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the Board that is consistent with ASC 820 (see Note 2). Consistent with the Company’s valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

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

The following table presents fair value measurements of investments, by major class, as of March 31, 2016 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
Senior Secured Debt	$—	$—	$217,164	$217,164
Subordinated Debt	—	—	266,224	266,224
Equity and Warrants	895	—	96,948	97,843
Total	$895	$—	$580,336	$581,231

(1)	Excludes our $18.5 million investment in CSLLF, measured at NAV.

The following table presents fair value measurements of investments, by major class, as of December 31, 2015 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
Senior Secured Debt	$—	$—	$218,660	$218,660
Subordinated Debt	—	—	256,278	256,278
Equity and Warrants	1,171	—	98,480	99,651
Total	$1,171	$—	$573,418	$574,589

(1)	Excludes our $17.9 million investment in CSLLF, measured at NAV.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2016 (dollars in thousands):

	Senior Secured Debt	Subordinated Debt	Equity and Warrants	Total(1)
Balance as of January 1, 2016	$218,660	$256,278	$98,480	$573,418
Repayments	(1,157)	(2,699)	(6,330)	(10,186)
Purchases	3,389	19,267	4,867	27,523
Payment in-kind interest and dividends accrued	769	118	317	1,204
Accretion of original issue discount	59	295	—	354
Realized gain/(loss)	—	(2,300)	38	(2,262)
Net unrealized depreciation	(4,556)	(4,735)	(424)	(9,715)
Balance as of March 31, 2016	$217,164	$266,224	$96,948	$580,336

(1)	Excludes our $18.5 million investment in CSLLF, measured at NAV.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2015 (dollars in thousands):

	Senior Secured Debt	Subordinated Debt	Equity and Warrants	Total(1)
Balance as of January 1, 2015	$146,314	$222,300	$100,803	$469,417
Repayments	(579)	(12,000)	(17,966)	(30,545)
Purchases	34,916	22,297	20	57,233
Payment in-kind interest and dividends accrued	375	221	173	769
Accretion of original issue discount	55	39	—	94
Realized gain/(loss)	—	(3,350)	9,396	6,046
Net unrealized appreciation/(depreciation)	786	4,027	(8,952)	(4,139)
Balance as of March 31, 2015	$181,867	$233,534	$83,474	$498,875

(1)	Excludes our $10.0 million investment in CSLLF, measured at NAV.

The net change in unrealized depreciation on investments held as of March 31, 2016 and March 31, 2015, was $(11.2) million and $(7.6) million, respectively, and is included in net unrealized depreciation on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of March 31, 2016 were as follows:

	Fair Value (2) (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
Subordinated debt	$249.8	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	9.3% - 16.3% (12.5%) 0.7x - 6.6x (3.7x) $2.3 million - $225.8 million ($48.2 million)
Subordinated debt	$16.4	Enterprise Value Waterfall and Asset (1)	Adjusted EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	6.0x – 6.0x (6.0x) $2.1 million - $2.1 million ($2.1 million) 1.0x – 2.6x (2.0x) $24.7 million -$31.1 million ($27.2 million)
Senior secured debt	$202.9	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	8.0% - 16.0% (12.6%) 0.5x – 9.7x (3.7x) $1.9 million - $164.0 million ($26.1 million)
Senior secured debt	$14.3	Enterprise Value Waterfall and Asset (1)	Revenue Multiple Revenue	0.3x – 2.6x (0.6x) $24.7 million - $153.9 million ($139.3 million)
Equity and warrants	$96.9	Enterprise Value Waterfall	Revenue Multiple Revenue Adjusted EBITDA Multiple Adjusted EBITDA	2.6x – 2.6x (2.6x) $24.7 million - $24.7 million ($24.7 million) 4.7x – 10.5x (7.1x) $1.9 million - $100.0 million ($24.2 million)

(1)	$3.5 million in subordinated notes and $5.8 million senior notes were valued using the asset approach.
(2)	Excludes our $18.5 million investment in CSLLF, measured at NAV.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2015 were as follows:

	Fair Value (2) (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
Subordinated debt	$225.7	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	9.3% - 16.3% (12.5%) 0.9x - 5.4x (3.6x) $2.4 million - $221.8 million ($48.8 million)
Subordinated debt	$30.6	Enterprise Value Waterfall and Asset (1)	Adjusted EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	6.0x – 7.5x (7.5x) $2.1 million - $5.4 million ($5.3 million) 3.5x – 3.5x (3.5x) $22.8 million -$22.8 million ($22.8 million)
Senior secured debt	$202.5	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	8.0% - 60.0% (13.0%) 0.6x – 6.2x (3.5x) $2.0 million - $162.1 million ($26.9 million)
Senior secured debt	$16.1	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	4.5x – 4.5x (4.5x) $13.5 million - $13.5 million ($13.5 million) 3.5x – 3.5x (3.5x) $22.8 million - $22.8 million ($22.8 million)
Equity and warrants	$6.3	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	12.0% – 12.0% (12.0%) 2.0x – 2.0x (2.0x) $344.5 million - $344.5 million ($344.5 million)
Equity and warrants	$92.2	Enterprise Value Waterfall	Revenue Multiple Revenue Adjusted EBITDA Multiple Adjusted EBITDA	3.5x – 3.5x (3.5x) $22.8 million - $22.8 million ($22.8 million) 4.5x – 11.0x (7.3x) $2.0 million - $69.8 million ($18.6 million)

(1)	$7.5 million in subordinated notes and $5.0 million in senior notes were valued using the asset approach.
(2)	Excludes our $17.9 million investment in CSLLF, measured at NAV.

The significant unobservable inputs used in the valuation of the Company’s investments are required rate of return, adjusted EBITDA, EBITDA multiples, revenue, revenue multiples, and leverage ratios. Changes in any of these unobservable inputs could have a significant impact on the Company’s estimate of fair value. An increase (decrease) in the required rate of return or leverage will result in a lower (higher) estimate of fair value while an increase (decrease) in adjusted EBITDA, EBITDA multiples, revenue, or revenue multiples will result in a higher (lower) estimate of fair value.

Capitala Senior Liquid Loan Fund I, LLC

On March 24, 2015, Capitala and Trinity Universal Insurance Company (“Trinity”), a subsidiary of Kemper Corporation (“Kemper”), entered into a limited liability company agreement to co-manage Capitala Senior Liquid Loan Fund I, LLC. The purpose and design of the joint venture is to invest primarily in broadly syndicated senior secured loans to middle-market companies, which will be purchased on the secondary market. Capitala and Trinity have committed to provide $25.0 million of equity to CSLLF, with Capitala providing $20.0 million and Trinity providing $5.0 million, resulting in an 80%/20% economic ownership between the two parties. The board of directors and investment committee of CSLLF are split 50/50 between Trinity and Capitala, resulting in equal voting power between the two entities.

As of March 31, 2016, $20.0 million and $5.0 million in capital had been contributed by Capitala and Trinity, respectively. The Company’s investment in CSLLF is not redeemable. For the three months ended March 31, 2016 and March 31, 2015, the Company received $0.5 million and $0.0 million respectively, in dividend income from its equity interest in CSLLF.

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

CSLLF is required to initially cash collateralize a specified percentage of each loan (generally 20% to 35% of the market value of senior secured loans) included under the TRS in accordance with margin requirements described in the TRS Agreement. As of March 31, 2016 and December 31, 2015, CSLLF has posted $20.5 million and $19.1 million, respectively, in collateral to Bank of America in relation to the TRS which is recorded on CSLLF’s statements of assets and liabilities as cash held as collateral on total return swap. CSLLF may be required to post additional collateral as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The cash collateral represents CSLLF’s maximum credit exposure as of March 31, 2016 and December 31, 2015.

In connection with the TRS, CSLLF has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions governed by an ISDA 2002 Master Agreement. As of March 31, 2016, CSLLF is in compliance with regards to any covenants or requirements of the TRS.

CSLLF’s receivable due on total return swap represents realized amounts from payments on underlying loans in the total return swap portfolio. At March 31, 2016 and December 31, 2015, the receivable due on TRS was $0.4 million and $0.5 million, respectively, and is recorded on CSLLF’s statements of assets and liabilities below. CSLLF does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the statements of assets and liabilities as of March 31, 2016 and December 31, 2015.

Transactions in TRS contracts during the three months ended March 31, 2016 resulted in $0.7 million in realized gains and $0.8 million in unrealized appreciation which is recorded on CSLLF’s statements of operations below. For the three months ended March 31, 2015, there were no transactions in TRS contracts.

CSLLF only held one derivative position as of March 31, 2016 and December 31, 2015. The derivative held is subject to a netting arrangement. The following table represents CSLLF’s gross and net amounts after offset under Master Agreements (“MA”) of the derivative assets and liabilities presented by the derivative type net of the related collateral pledged by the CSLLF as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	Gross Derivative Assets/(Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Consolidated Statements of Assets and Liabilities	Cash Collateral Received	Net Amount of Derivative Assets/(Liabilities)
March 31, 2016
Total Return Swap (1)	$(2,071)	$—	$(2,071)	$—	$(2,071)
December 31, 2015
Total Return Swap (1)	$(2,828)	$—	$(2,828)	$—	$(2,828)

(1)	Cash was posted for initial margin requirements for the total return swap as of March 31, 2016 and December 31, 2015 and is reported on CSLLF’s statements of assets and liabilities as cash collateral on total return swap.

The following represents the volume of the CSLLF’s derivative transactions during the three months ended March 31, 2016 and 2015 (dollars in thousands):

	For the three months ended March 31,	For the three months ended March 31,
	2016	2015 (1)
Average notional par amount of contract	$78,203	$—

(1)	Average calculated from period of TRS inception, March 27, 2015 to March 31, 2015.

The following is a summary of the TRS reference assets as of March 31, 2016 (dollars in thousands):

Portfolio Company (4)	Business Description	Maturity Date	Current Interest Rate (2)	Principal	Cost	Fair Value (1)	Unrealized Gain/ (Loss)
21st Century Oncology, Inc.	Healthcare, Education and Childcare	April, 2022	Libor + 5.5%, 1% floor	$1,985	$1,965	$1,772	$(193)
ABG Intermediate Holdings 2, LLC	Textiles and Leather	May, 2021	Libor + 4.5%, 1% floor	1,733	1,715	1,659	(56)
American Rock Salt Company, LLC	Mining, Steel, Iron and Non Precious Metals	May, 2021	Libor + 3.75%, 1% floor	1,980	1,980	1,813	(167)
Ardent Legacy Acquisitions, Inc.	Healthcare, Education and Childcare	August, 2021	Libor + 5.5%, 1% floor	1,990	1,970	1,990	20
Aspen Dental Management, Inc.	Healthcare, Education and Childcare	April, 2022	Libor + 4.5%, 1% floor	1,489	1,481	1,487	6
Asurion, LLC	Insurance	August, 2022	Libor + 4.0%, 1% floor	2,216	2,205	2,169	(36)
Bass Pro Group, LLC	Retail Stores	June, 2020	Libor + 3.25%, .75% floor	990	988	926	(62)
Belk, Inc.	Retail Stores	December, 2022	Libor + 4.75%, 1% floor	2,000	1,780	1,763	(17)
Bioplan USA, Inc.	Diversified/Conglomerate Service	September, 2021	Libor + 4.75%, 1% floor	990	842	820	(22)
Blue Coat Systems, Inc.	Electronics	May, 2022	Libor + 3.5%, 1% floor	1,995	1,995	1,960	(35)
Brock Holdings III, Inc.	Buildings and Real Estate	March, 2017	Libor + 4.5%, 1.5% floor	1,483	1,476	1,411	(65)
CDS U.S. Intermediate Holdings, Inc.	Leisure, Amusement, Entertainment	July, 2022	Libor + 4.0%, 1% floor	995	993	943	(50)
Chelsea Petroleum Products I LLC	Oil & Gas	October, 2022	Libor + 4.25%, 1% floor	491	488	456	(32)
Communications Sales & Leasing, Inc.	Finance	October, 2022	Libor + 4.0%, 1% floor	1,985	1,945	1,920	(25)
Concordia Healthcare Corp	Healthcare, Education and Childcare	October, 2021	Libor + 4.25%, 1% floor	998	943	969	26
Convatec Healthcare E S.A.	Healthcare, Education and Childcare	June, 2020	Libor + 3.25%, 1% floor	1,964	1,961	1,944	(17)
Emerging Markets Communications, LLC	Telecommunications	July, 2021	Libor + 5.75%, 1% floor	2,481	2,444	2,292	(152)
Eresearch Technology, Inc.	Healthcare, Education and Childcare	May, 2022	Libor + 4.5%, 1% floor	2,487	2,475	2,483	8
Genoa Healthcare Group, LLC	Healthcare, Education and Childcare	May, 2022	Libor + 3.5%, 1% floor	1,985	1,975	1,960	(15)
IMG Worldwide, Inc.	Leisure, Amusement, Entertainment	May, 2021	Libor + 4.25%, 1% floor	1,985	1,990	1,981	(9)
Infiltrator Systems, Inc.	Containers, Packaging and Glass	May, 2022	Libor + 4.25%, 1% floor	992	988	991	3
Informatica Corporation	Electronics	August, 2022	Libor + 3.5%, 1% floor	2,487	2,482	2,432	(50)
Integra Telecom, Inc.	Telecommunications	August, 2020	Libor + 4.25%, 1% floor	2,970	2,955	2,792	(163)
JILL Holdings, LLC	Retail Stores	May, 2022	Libor + 5.0%, 1% floor	1,990	1,980	1,851	(129)
Krayton Polymers, LLC	Chemicals, Plastics and Rubber	January, 2022	Libor + 5.0%, 1% floor	1,500	1,350	1,413	63
LPL Holdings, Inc	Finance	November, 2022	Libor + 4.0%, .75% floor	1,496	1,481	1,466	(15)
LS Deco, LLC	Buildings and Real Estate	May, 2022	Libor + 4.5%, 1% floor	1,375	1,361	1,344	(17)
LTF Merger Sub, Inc.	Leisure, Amusement, Entertainment	June, 2022	Libor + 3.25%, 1% floor	1,489	1,484	1,469	(15)
Mitel Networks Corp	Telecommunications	April, 2022	Libor + 4.5%, 1% floor	925	916	925	9
Mohegan Tribal Gaming Authority	Leisure, Amusement, Entertainment	November, 2019	Libor + 4.5%, 1% floor	1,924	1,921	1,857	(64)
Navios Maritime Midstream Partners, LP	Cargo Transport	June, 2020	Libor + 4.5%, 1% floor	1,985	1,965	1,744	(221)
Novelis, Inc.	Mining, Steel, Iron and Non Precious Metals	June, 2022	Libor + 3.25%, .75% floor	2,481	2,469	2,425	(44)
Penn Products Terminals, LLC	Cargo Transport	April, 2022	Libor + 3.75%, 1% floor	699	695	636	(59)
Pharmaceutical Product Development Inc.	Healthcare, Education and Childcare	August, 2022	Libor + 3.25%, 1% floor	1,985	1,975	1,966	(9)
Securus Technologies, Inc.	Telecommunications	April, 2020	Libor + 4.25%, 1% floor	1,995	1,975	1,845	(130)
Skillsoft Corporation	Electronics	April, 2021	Libor + 4.75%, 1% floor	1,985	1,965	1,583	(382)
Sterigenics-Nordion Holdings, LLC	Healthcare, Education and Childcare	May, 2022	Libor + 3.25%, 1% floor	1,990	1,985	1,930	(55)
STG-Fairway Acquisitions, Inc	Diversified/Conglomerate Service	June, 2022	Libor + 5.25%, 1% floor	2,486	2,449	2,412	(37)
Tekni-Plex Incorporated	Containers, Packaging and Glass	June, 2022	Libor + 3.5%, 1% floor	2,481	2,469	2,435	(34)
US Renal Care, Inc	Healthcare, Education and Childcare	November, 2022	Libor + 4.25%, 1% floor	1,995	1,975	1,986	11
USAGM Holdco LLC	Diversified/Conglomerate Service	July, 2022	Libor + 3.75%, 1% floor	2,000	1,980	1,935	(45)
Western Digital Corporation(3)	Electronics	April, 2023	Libor + 5.5%, .75% floor	2,000	1,940	1,974	34
Zep, Inc.	Non Durable Consumer Products	June, 2022	Libor + 4.75%, 1% floor	995	990	993	3
				$76,447	$75,361	$73,122	$(2,239)
				Total accrued interest, net of expenses			$168
				Total unrealized depreciation on TRS			$(2,071)

(1)	Represents the fair value determined in accordance with ASC Topic 820. The determination of fair value is outside the scope of the Board's valuation process described herein
(2)	All interest is payable in cash
(3)	The referenced asset is unsettled as of March 31, 2016
(4)	All referenced assets are senior secured loans

The following is a summary of the TRS reference assets as of December 31, 2015 (dollars in thousands):

Portfolio Company (4)	Business Description	Maturity Date	Current Interest Rate (2)	Principal	Cost	Fair Value (1)	Unrealized Gain/(Loss)
21st Century Oncology, Inc.	Healthcare, Education and Childcare	April, 2022	Libor + 5.5%, 1% floor	$1,990	$1,970	$1,662	$(308)
ABG Intermediate Holdings 2, LLC (5)	Textiles and Leather	May, 2021	Libor + 4.5%, 1% floor	1,733	1,715	1,698	(17)
American Rock Salt Company, LLC	Mining, Steel, Iron and Non Precious Metals	May, 2021	Libor + 3.75%, 1% floor	1,985	1,985	1,892	(93)
Anchor Glass Container Corp	Containers, Packaging and Glass	July, 2022	Libor + 3.50%, 1% floor	482	479	479	-
Ardent Legacy Acquisitions, Inc.	Healthcare, Education and Childcare	August, 2021	Libor + 5.5%, 1% floor	1,995	1,975	1,975	-
Aspen Dental Management, Inc.	Healthcare, Education and Childcare	April, 2022	Libor + 4.5%, 1% floor	1,493	1,485	1,487	2
Asurion, LLC	Insurance	August, 2022	Libor + 4.0%, 1% floor	2,239	2,228	2,043	(185)
Bass Pro Group, LLC	Retail Stores	June, 2020	Libor + 3.25%, .75% floor	992	989	951	(38)
Belk, Inc.	Retail Stores	December, 2022	Libor + 4.75%, 1% floor	2,000	1,780	1,758	(22)
Bioplan USA, Inc.	Diversified/Conglomerate Service	September, 2021	Libor + 4.75%, 1% floor	992	843	831	(12)
Blue Coat Systems, Inc.	Electronics	May, 2022	Libor + 3.5%, 1% floor	2,000	2,000	1,928	(72)
Brock Holdings III, Inc.	Buildings and Real Estate	March, 2017	Libor + 4.5%, 1.5% floor	1,488	1,480	1,383	(97)
CDS U.S. Intermediate Holdings, Inc.	Leisure, Amusement, Entertainment	July, 2022	Libor + 4.0%, 1% floor	997	995	940	(55)
Chelsea Petroleum Products I LLC	Oil & Gas	October, 2022	Libor + 4.25%, 1% floor	500	498	485	(13)
Communications Sales & Leasing, Inc.	Finance	October, 2022	Libor + 4.0%, 1% floor	1,990	1,950	1,838	(112)
Concordia Healthcare Corp	Healthcare, Education and Childcare	October, 2021	Libor + 4.25%, 1% floor	1,000	945	958	13
Convatec Healthcare E S.A.	Healthcare, Education and Childcare	June, 2020	Libor + 3.25%, 1% floor	1,990	1,988	1,951	(37)
Emerging Markets Communications, LLC	Telecommunications	July, 2021	Libor + 5.75%, 1% floor	2,487	2,450	2,332	(118)
Eresearch Technology, Inc.	Healthcare, Education and Childcare	May, 2022	Libor + 4.5%, 1% floor	2,487	2,475	2,434	(41)
Genoa Healthcare Group, LLC	Healthcare, Education and Childcare	May, 2022	Libor + 3.5%, 1% floor	1,990	1,980	1,930	(50)
Hostess Brands, Inc.	Beverage, Food and Tobacco	August, 2022	Libor + 3.5%, 1% floor	1,995	1,990	1,983	(7)
IMG Worldwide, Inc.	Leisure, Amusement, Entertainment	May, 2021	Libor + 4.25%, 1% floor	1,990	1,995	1,953	(42)
Infiltrator Systems, Inc.	Containers, Packaging and Glass	May, 2022	Libor + 4.25%, 1% floor	995	990	988	(2)
Informatica Corporation	Electronics	August, 2022	Libor + 3.5%, 1% floor	2,494	2,489	2,394	(95)
Integra Telecom, Inc.	Telecommunications	August, 2020	Libor + 4.25%, 1% floor	2,977	2,963	2,873	(90)
JILL Holdings, LLC	Retail Stores	May, 2022	Libor + 5.0%, 1% floor	1,995	1,985	1,905	(80)
LPL Holdings, Inc (3)	Finance	November, 2022	Libor + 4.00%, .75% floor	1,500	1,485	1,466	(19)
LS Deco, LLC	Buildings and Real Estate	May, 2022	Libor + 4.5%, 1% floor	1,375	1,361	1,334	(27)
LTF Merger Sub, Inc.	Leisure, Amusement, Entertainment	June, 2022	Libor + 3.25%, 1% floor	1,493	1,488	1,452	(36)
Mitel Networks Corp	Telecommunications	April, 2022	Libor + 4.5%, 1% floor	2,985	2,955	2,951	(4)
Mohegan Tribal Gaming Authority	Leisure, Amusement, Entertainment	November, 2019	Libor + 4.5%, 1% floor	1,929	1,927	1,881	(46)
Navios Maritime Midstream Partners, LP	Cargo Transport	June, 2020	Libor + 4.5%, 1% floor	1,990	1,970	1,964	(6)
Novelis, Inc.	Mining, Steel, Iron and Non Precious Metals	June, 2022	Libor + 3.25%, .75% floor	2,488	2,475	2,369	(106)
Penn Products Terminals, LLC	Cargo Transport	April, 2022	Libor + 3.75%, 1% floor	744	741	696	(45)
Pharmaceutical Product Development Inc.	Healthcare, Education and Childcare	August, 2022	Libor + 3.25%, 1% floor	1,990	1,980	1,930	(50)
Securus Technologies, Inc.	Telecommunications	April, 2020	Libor + 4.25%, 1% floor	2,000	1,980	1,425	(555)
Skillsoft Corporation	Electronics	April, 2021	Libor + 4.75%, 1% floor	1,990	1,970	1,672	(298)
Sterigenics-Nordion Holdings, LLC	Healthcare, Education and Childcare	May, 2022	Libor + 3.25%, 1% floor	1,995	1,990	1,935	(55)
STG-Fairway Acquisitions, Inc	Diversified/Conglomerate Service	June, 2022	Libor + 5.25%, 1% floor	2,486	2,449	2,430	(19)
Tekni-Plex Incorporated	Containers, Packaging and Glass	June, 2022	Libor + 3.5%, 1% floor	2,487	2,475	2,475	-
Touchtunes Music Corp	Electronics	May, 2022	Libor + 4.75%, 1% floor	1,493	1,485	1,448	(37)
TWCC Holding Corp	Broadcasting & Entertainment	February, 2020	Libor + 5.0%, .75% floor	1,985	1,965	1,983	18
US Renal Care, Inc(3)	Healthcare, Education and Childcare	November, 2022	Libor + 4.25%, 1% floor	2,000	1,980	1,980	-
USAGM Holdco LLC	Diversified/Conglomerate Service	July, 2022	Libor + 3.75%, 1% floor	2,000	1,980	1,903	(77)
Zep, Inc.	Non Durable Consumer Products	June, 2022	Libor + 4.75%, 1% floor	995	990	989	(1)
				$81,201	$80,268	$77,334	$(2,934)
				Total accrued interest, net of expenses			$106
				Total unrealized depreciation on TRS			$(2,828)

(1)	Represents the fair value determined in accordance with ASC Topic 820. The determination of fair value is outside the scope of the Board's valuation process described herein
(2)	All interest is payable in cash
(3)	The referenced asset is unsettled as of December 31, 2015
(4)	All referenced assets are senior secured loans
(5)	The referenced asset has an unfunded commitment of $0.3 million

Below is certain summarized financial information for CSLLF as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and March 31, 2015 (dollars in thousands):

Selected Statements of Assets and Liabilities Information (unaudited):

	As of	As of
	March 31,	December 31,
	2016	2015
ASSETS
Cash held as collateral on Total Return Swap	$20,484	$19,145
Non-collateral cash and cash equivalents	4,328	5,586
Receivable due on Total Return Swap	409	452
Total assets	$25,221	$25,183

LIABILITIES
Unrealized depreciation on Total Return Swap	$2,071	$2,828
Accrued Expenses	13	21
Total liabilities	$2,084	$2,849

NET ASSETS
Paid in capital	$25,000	$25,000
Undistributed realized income from operations	208	162
Unrealized depreciation on Total Return Swap	(2,071)	(2,828)
Total net assets	$23,137	$22,334

Total liabilities and net assets	$25,221	$25,183

Selected Statement of Operations Information (unaudited):

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015

Administrative and legal Expenses	$(30)	$-
Net operating loss	$(30)	$-

Net realized gain on Total Return Swap	$726	$-
Net unrealized appreciation on Total Return Swap	757	-
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,453	$-

Note 5. Fair Value of Financial Instruments

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2016, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
SBA debentures	$182,200	$184,344	$—	$—	$184,344
Notes	113,438	112,349	112,349	—	—
Credit Facility	73,000	72,935	—	—	72,935
Total	$368,638	$369,628	$112,349	$—	$257,279

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

Note 6. Agreements

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

The incentive fee consists of the following two parts:

The first part of the incentive fee is calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to our Administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 2.0% per quarter (8.0% annualized). The net investment income used to calculate this part of the incentive fee is also included in the amount of the gross assets used to calculate the 1.75% base management fee. The Company pays the Investment Advisor an incentive fee with respect to the pre-incentive fee net investment income in each calendar quarter as follows:

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

For the three months ended March 31, 2016 and 2015, the Company incurred $2.7 million and $2.4 million in base management fees, respectively. The Company incurred $1.7 million and $1.2 million in incentive fees related to pre-incentive fee net investment income for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016 and 2015, the Investment Advisor waived incentive fees of $0.6 million and $0.0 million, respectively.

On September 24, 2013, the Company entered into an administration agreement (the “Administration Agreement”) with Capitala Advisors Corp., the Administrator, pursuant to which the Administrator has agreed to furnish the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities. The Administrator also performs, or oversees the performance of the required administrative services, which include, among other things, being responsible for the financial records that the Company is required to maintain and preparing reports to our stockholders. In addition, the Administrator assists in determining and publishing the net asset value, oversees the preparation and filing of the tax returns and the printing and dissemination of reports to the stockholders, and generally oversees the payment of the expenses and the performance of administrative and professional services rendered to the Company by others.

Payments under the Administration Agreement are equal to an amount based upon the allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the allocable portion of the compensation of the chief financial officer, chief compliance officer and the allocable portion of the compensation of their respective administrative support staff. Under the Administration Agreement, the Administrator will also provide on the Company’s behalf, managerial assistance to those portfolio companies that request such assistance. Unless terminated earlier in accordance with its terms, the Administration Agreement will remain in effect if approved annually by the Company’s Board. On August 6, 2015, the Board approved the renewal of the Administration Agreement. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without any incremental profit to our Administrator. Stockholder approval is not required to amend the Administration Agreement.

For the three months ended March 31, 2016 and 2015, the Company paid the Administrator $0.3 million and $0.3 million, respectively, for our allocable portion of the Administrator’s overhead.

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

Note 7. Related Party Transactions

At March 31, 2016 and December 31, 2015, the Company had the following receivables from (payables to) related parties relating to certain capital contributions, management fees, incentive fees, and reimbursable expenses (dollars in thousands):

	March 31, 2016	December 31, 2015
Capital South Corporation	$252	$252
Capitala Investment Advisors, LLC	(2,368)	(1,689)
Total	$(2,116)	$(1,437)

These amounts are reflected in the accompanying statements of financial position under the captions, “Due from related parties”, “Management and incentive fee payable” and “Due to related parties.”

Note 8. Borrowings

SBA Debentures

The Company, through its two wholly-owned subsidiaries, uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of March 31, 2016, the Company has $182.2 million of SBA-guaranteed debentures outstanding. The Company has issued all SBA-guaranteed debentures that were permitted under each of the Legacy Funds’ respective SBIC licenses (as applicable), and there are no unused SBA debenture commitments remaining. SBA-guaranteed debentures are secured by a lien on all assets of Fund II and Fund III. As of March 31, 2016, Fund II and Fund III had total assets of approximately $367.2 million. On June 10, 2014, the Company received an exemptive order from the SEC exempting the Company, Fund II, and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. The Company intends to comply with the conditions of the order.

For the three months ended March 31, 2016, the Company recorded $1.8 million in interest expense and annual charges and $0.2 million of amortization of commitment and upfront fees on SBA-guaranteed debentures. For the three months ended March 31, 2015, the Company recorded $1.9 million in interest expense and annual charges and $0.2 million of amortization of commitment and upfront fees on SBA-guaranteed debentures. The weighted average interest rate for all SBA-guaranteed debentures as of March 31, 2016 and December 31, 2015 was 3.43% and 3.45%, respectively. In addition to the stated interest rate, the SBA also charges an annual fee on all SBA-guaranteed debentures issued, which is included in the Company’s interest expense. The weighted average annual fee for all SBA-guaranteed debentures as of March 31, 2016 and December 31, 2015 was 0.46% and 0.46%, respectively.

As of March 31, 2016 and December 31, 2015, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):

Fixed Maturity Date	Interest Rate	SBA Annual Charge	March 31, 2016	December 31, 2015
March 1, 2016	5.524%	0.871%	$—	$2,000
September 1, 2016	5.535%	0.941%	11,500	11,500
March 1, 2019	4.620%	0.941%	5,000	5,000
September 1, 2020	3.215%	0.285%	19,000	19,000
March 1, 2021	4.084%	0.515%	15,700	15,700
March 1, 2021	4.084%	0.285%	46,000	46,000
March 1, 2022	2.766%	0.285%	10,000	10,000
March 1, 2022	2.766%	0.515%	50,000	50,000
March 1, 2023	2.351%	0.515%	25,000	25,000
			$182,200	$184,200

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

For the three months ended March 31, 2016, the Company recorded $2.0 million of interest expense and $0.1 million of amortization of deferred financing costs related to the Notes. For the three months ended March 31, 2015, the Company recorded $2.0 million of interest expense and $0.1 million of amortization of deferred financing costs related to the Notes.

Credit Facility

On October 17, 2014, the Company entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. The Credit Facility currently provides for borrowings up to $120,000,000 and may be increased up to $150,000,000 pursuant to its “accordion” feature. The Credit Facility matures on October 17, 2018.

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

As of March 31, 2016 and December 31, 2015, the Company had $73.0 million and $70.0 million, respectively, outstanding under the Credit Facility. For the three months ended March 31, 2016 the Company recorded $0.6 million of interest expense, $0.2 million of amortization of deferred financing costs, and $0.1 million of unused commitment fees related to the Credit Facility. For the three months ended March 31, 2015 the Company recorded $0.0 million of interest expense, $0.2 million of amortization of deferred financing costs, and $0.2 million of unused commitment fees related to the Credit Facility.

The Credit Facility is secured by investments and cash held by Capitala Finance Corp., exclusive of assets held at our two SBIC subsidiaries. Assets pledged to secure the Credit Facility were $255.0 million at March 31, 2016. As part of the terms of the Credit Facility, the Company may not make cash distributions with respect to any taxable year that exceed 110% (125% if the Company is not in default and our covered debt does not exceed 85% of the borrowing base) of the amounts required to be distributed to maintain eligibility as a RIC and to reduce our tax liability to zero for taxes imposed on our investment company taxable income and net capital gains.

Note 9. Directors Fees

Our independent directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting, and also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three months ended March 31, 2016 and 2015, the Company recognized director fee expense of $0.1 million and $0.1 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

Note 10. Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in five majority owned portfolio companies that are considered significant subsidiaries under the guidance in Regulation S-X, but are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each portfolio company, along with summarized financial information as of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and March 31, 2015.

Print Direction, Inc.

Print Direction, Inc., incorporated in Georgia on May 11, 2006, is a professional printing services firm serving customers, particularly fast food, retail, and other similar chains, throughout the United States. Print Direction, Inc. also provides warehousing and distribution services for these customers. The income (loss) the Company generated from Print Direction, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation/(depreciation), was $(0.5) million and $(0.7) million for the three months ended March 31, 2016 and March 31, 2015, respectively.

Navis Holdings, Inc.

Navis Holdings, Inc., incorporated in Delaware on December 21, 2010, designs and manufactures leading machinery for the global knit and woven finishing textile industries. The income the Company generated from Navis Holdings, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation/(depreciation), was $0.6 million and $1.0 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

On-Site Fuel Service, Inc.

On-Site Fuel Service, Inc. is a 100% owned subsidiary of On-Site Fuel Holdings, Inc., which was incorporated in Delaware on December 19, 2011. On-Site Fuel Service, Inc. provides fueling services for commercial and government vehicle fleets throughout the southeast United States. The income (loss) the Company generated from On-Site Fuel Service, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation/(depreciation), was $(1.0) million and $0.1 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

CableOrganizer Holdings, LLC

CableOrganizer Holdings, LLC, a Delaware limited liability company that began operations on April 23, 2013, is a leading online provider of cable and wire management products. The income (loss) the Company generated from CableOrganizer Holdings, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation/(depreciation), was $0.5 million and $0.5 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

Eastport Holdings, LLC

Eastport Holdings, LLC, an Ohio limited liability company organized on November 1, 2011, is a holding company consisting of 11 marketing and advertising companies located across the United States.  The income the Company generated from Eastport Holdings, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation/(depreciation), was $6.2 million for the three months ended March 31, 2016.  The Company invested in the portfolio company in January 2016.  As such, comparative financial information for the prior periods are not presented.

 The summarized financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):

	As of
Balance Sheet - Print Direction, Inc.	March 31, 2016	December 31, 2015
Current assets	$3,146	$3,855
Noncurrent assets	5,596	5,449
Total assets	$8,742	$9,304

Current liabilities	$2,508	$2,650
Noncurrent liabilities	14,636	14,725
Total liabilities	$17,144	$17,375

Total deficit	$(8,402)	$(8,071)

	Three Months Ended
Statements of Operations - Print Direction, Inc.	March 31, 2016	March 31, 2015
Net sales	$3,700	$4,047
Cost of goods sold	1,606	1,693
Gross profit	$2,094	$2,354

Other expenses	$3,028	$2,806
Loss before income taxes	(934)	(452)
Income tax provision/(benefit)	(392)	(163)
Net loss	$(542)	$(289)

	As of
Balance Sheet - Navis Holdings, Inc.	March 31, 2016	December 31, 2015
Current assets	$4,581	$5,002
Noncurrent assets	3,756	3,992
Total assets	$8,337	$8,994

Current liabilities	$3,458	$2,991
Noncurrent liabilities	6,979	6,914
Total liabilities	$10,437	$9,905

Total deficit	$(2,100)	$(911)

	Three Months Ended
Statements of Operations - Navis Holdings, Inc.	March 31, 2016	March 31, 2015
Net sales	$2,655	$4,033
Cost of goods sold	1,537	2,577
Gross profit	$1,118	$1,456

Other expenses	$1,216	$1,324
Income/(loss) before income taxes	(98)	132
Income tax provision/(benefit)	(37)	52
Net income/(loss)	$(61)	$80

	As of
Balance Sheet - On-Site Fuel Service, Inc.	March 31, 2016	December 31, 2015
Current assets	$7,093	$7,506
Noncurrent assets	17,186	19,016
Total assets	$24,279	$26,522

Current liabilities	$4,163	$4,092
Noncurrent liabilities	21,230	20,403
Total liabilities	$25,393	$24,495

Total equity/(deficit)	$(1,114)	$2,027

	Three Months Ended
Statements of Operations - On-Site Fuel Service, Inc.	March 31, 2016	March 31, 2015
Net sales	$21,140	$28,363
Cost of goods sold	16,344	24,501
Gross profit	$4,796	$3,862

Other expenses	$5,931	$4,632
Loss before income taxes	(1,135)	(770)
Income tax provision	—	—
Net loss	$(1,135)	$(770)

	As of
Balance Sheet – CableOrganizer Holdings, LLC	March 31, 2016	December 31, 2015
Current assets	$4,007	$3,974
Noncurrent assets	11,422	12,394
Total assets	$15,429	$16,368

Current liabilities	$3,184	$2,698
Noncurrent liabilities	11,396	11,275
Total liabilities	$14,580	$13,973

Total equity	$849	$2,395

	Three Months Ended
Statements of Operations - CableOrganizer Holdings, LLC	March 31, 2016	March 31, 2015
Net sales	$5,314	$6,288
Cost of goods sold	3,462	4,198
Gross profit	$1,852	$2,090

Other expenses	$2,119	$2,202
Income/(loss) before income taxes	(267)	(112)
Income tax provision/(benefit)	—	—
Net Income/(loss)	$(267)	$(112)

As of
Balance Sheet – Eastport Holdings, LLC	March 31, 2016
Current assets	$101,203
Noncurrent assets	92,667
Total assets	$193,870

Current liabilities	$131,269
Noncurrent liabilities	47,001
Total liabilities	$178,270

Total equity	$15,600

Three Months Ended
Statements of Operations - Eastport Holdings, LLC	March 31, 2016
Net sales	$131,487
Cost of goods sold	105,419
Gross profit	$26,068

Other expenses	$24,458
Income (loss) before income taxes	1,610
Income tax provision (benefit)	832
Net income	$778

Note 11. Earnings Per Share

In accordance with the provisions of ASC 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2016 and March 31, 2015, there were no dilutive shares.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the three months ended March 31, 2016 and March 31, 2015 (dollars in thousands, except share and per share data):

	For the Three Months Ended
Basic and diluted	March 31, 2016	March 31, 2015
Net increase/(decrease) in net assets from operations	$(4,189)	$9,867
Weighted average common stock outstanding	15,785,943	12,974,483
Net increase/(decrease) in net assets per share from operations-basic and diluted	$(0.27)	$0.76

Note 12. Distributions

The Company’s dividends and distributions are recorded as payable on the declaration date. Shareholders have the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and common stock.

The following table summarizes the Company’s dividend and distribution declarations for the three months ended March 31, 2016 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 4, 2016	January 22, 2016	January 28, 2016	$0.1567	$2,392	8,135	$80
January 4, 2016	February 19, 2016	February 26, 2016	0.1567	2,405	7,076	70
January 4, 2016	March 22, 2016	March 30, 2016	0.1567	2,397	7,079	77
Total Distributions Declared			$0.47	$7,194	22,290	$227

The following table summarizes the Company’s dividend and distribution declarations for the three months ended March 31, 2015 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 2, 2015	January 22, 2015	January 29, 2015	$0.1567	$2,033	—	$—
January 2, 2015	February 20, 2015	February 26, 2015	0.1567	2,033	—	—
January 2, 2015	March 23, 2015	March 30, 2015	0.1567	1,991	2,139	38
February 26, 2015	March 23, 2015 (1)	March 30, 2015	0.05	635	683	12
February 26, 2015	April 23, 2015 (1)	April 29, 2015	0.05	—	—	—
February 26, 2015	May 21, 2015 (1)	May 28, 2015	0.05	—	—	—
February 26, 2015	June 22, 2015 (1)	June 29, 2015	0.05	—	—	—
February 26, 2015	July 23, 2015 (1)	July 30, 2015	0.05	—	—	—
February 26, 2015	August 21, 2015 (1)	August 28, 2015	0.05	—	—	—
February 26, 2015	September 23, 2015 (1)	September 29, 2015	0.05	—	—	—
February 26, 2015	October 23, 2015 (1)	October 29, 2015	0.05	—	—	—
February 26, 2015	November 20, 2015 (1)	November 27, 2015	0.05	—	—	—
February 26, 2015	December 22, 2015 (1)	December 30, 2015	0.05	—	—	—
Total Distributions Declared			$0.97	$6,692	2,822	$50

(1)	On February 26, 2015, the Company’s Board of Directors declared a special distribution in the amount of approximately $6.5 million, or $0.50 per share of the Company’s common stock, which was paid monthly over the remainder of 2015.

Note 13. Share Repurchase Program

On February 26, 2015, the Company’s board of directors authorized a program for the purpose of repurchasing up to $12.0 million worth of its common stock. Under the repurchase program, the Company could have, but was not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complied with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. The repurchase program was in place until the earlier of March 31, 2016 or until $12.0 million of the Company’s outstanding shares of common stock had been repurchased. As of March 31, 2016, the repurchase program has expired and has not been extended by the Board.

During the three months ended March 31, 2016 and March 31, 2015, no shares were repurchased under the repurchase program. Since the approval of the repurchase program, the Company repurchased 774,858 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $12.0 million, utilizing the maximum amount available under the repurchase program. The Company is incorporated in Maryland and under the law of the state, shares repurchased are considered retired (repurchased shares become authorized but unissued shares) rather than treasury stock. As a result, the cost of the stock repurchased is recorded as a reduction to capital in excess of par value on the consolidated statements of changes in net assets.

Note 14. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2016 and 2015 (dollars in thousands, except share and per share data):

	March 31, 2016	March 31, 2015
Per share data:
Net asset value at beginning of period	$17.04	$18.56
Net investment income (1)	0.47	0.37
Net realized gain/(loss) on investments (1)	(0.14)	0.72
Net unrealized depreciation on investments (1)	(0.59)	(0.33)
Distributions declared from net investment income	(0.47)	(0.47)
Distributions declared from net realized gains	—	(0.50)
Other(7)	(0.02)	—
Net asset value at end of period	$16.29	$18.35
Net assets at end of period	$257,419	$238,172
Shares outstanding at end of period	15,799,635	12,977,242
Per share market value at end of period	$12.00	$18.76
Total return based on market value (2)	3.90%	7.99%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (8)	11.34%	8.16%
Ratio of incentive fee, net of incentive fee waiver, to average net assets (6)(8)	1.70%	2.00%
Ratio of debt related expenses to average net assets (8)	7.68%	7.85%
Ratio of other operating expenses, to average net assets (8)	5.96%	5.77%
Ratio of total expenses, net of fee waivers to average net assets (6)(8)	15.33%	15.62%
Portfolio turnover rate (3)	1.71%	6.92%
Average debt outstanding (4)	$368,143	$306,638
Average debt outstanding per common share	$23.30	$23.63
Asset coverage ratio per unit (5)	$2,381	$2,855

(1)	Based on daily weighted average balance of shares outstanding during the period.
(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(3)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value. Portfolio turnover rates that cover less than a full period are not annualized.
(4)	Based on daily weighted average balance of debt outstanding during the period.
(5)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of March 31, 2016 and March 31, 2015 pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(6)	The ratio of waived incentive fees to average net assets was 0.23% and 0.0% for the three months ended March 31, 2016 and 2015.
(7)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(8)	Ratios are annualized.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of March 31, 2016.

Distributions

On April 1, 2016, the Company’s Board of Directors declared normal monthly distributions for April, May, and June of 2016 as set forth below:

Date Declared	Record Date	Payment Date	Distributions per Share
April 1, 2016	April 22, 2016	April 28, 2016	$0.1567
April 1, 2016	May 23, 2016	May 30, 2016	$0.1567
April 1, 2016	June 21, 2016	June 29, 2016	$0.1567

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

Some of the statements in the Quarterly Report on Form 10-Q constitute forward-looking statements, which relate to future events on our performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became the Fund’s wholly-owned subsidiaries. Fund II and Fund III retained their SBIC licenses, and continued to hold their existing investments at the time of IPO and have continued to make new investments after the IPO. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. As of March 31, 2016, the Company had 15,799,635 shares of common stock outstanding.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared on the accrual basis of accounting in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 and Article 6 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim periods, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s annual report on Form 10-K for the period ended December 31, 2015, filed with the SEC on March 8, 2016.

The Company’s financial position as of March 31, 2016 is presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and the Florida Sidecar) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

The Company is considered an investment company as defined in Accounting Standards Codification (“ASC”) Topic 946 – Financial Services – Investment Companies (“ASC Topic 946”) . Accordingly, the required disclosures as outlined in the Accounting Standards Update are included in the Company’s consolidated financial statements.

Consolidation

As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned subsidiaries in its consolidated financial statements. The Company does not consolidate its interest in Capitala Senior Liquid Loan Fund I, LLC (“CSLLF”) because the investment is not considered a substantially wholly owned investment company subsidiary. Further, CSLLF is a joint venture for which shared power exists relating to the decisions that most significantly impact the economic performance of the entity. See Note 4 to the consolidated financial statements for description of the Company’s investment in CSLLF.

Revenues

We generate revenue primarily from the periodic cash interest we collect on our debt investments. In addition, most of our debt investments offer the opportunity to participate in a borrower’s equity performance through warrant participation, direct equity ownership or otherwise, which we expect to result in revenue in the form of dividends and/or capital gains. Further, we may generate revenue in the form of commitment, origination, amendment, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. These fees will be recognized as they are earned.

Expenses

Our primary operating expenses include the payment of investment advisory fees to our Investment Advisor, our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement and other operating expenses as detailed below. Our investment advisory fee will compensate our Investment Advisor for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. We will bear all other expenses of our operations and transactions, including (without limitation):

•	the cost of our organization;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of our shares and other securities;

•	interest payable on debt, if any, to finance our investments;

•	fees payable to third parties relating to, or associated with, making investments (such as legal, accounting, and travel expenses incurred in connection with making investments), including fees and expenses associated with performing due diligence reviews of prospective investments and advisory fees;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	costs associated with our reporting and compliance obligations under the 1940 Act, the Securities Exchange Act of 1934, as amended, other applicable federal and state securities laws and ongoing stock exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	costs of proxy statements, stockholders’ reports and other communications with stockholders;

•	fidelity bond, directors’ and officers’ liability insurance, errors and omissions liability insurance and other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs; and

•	all other expenses incurred by either our Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of any costs of compensation and related expenses of our chief compliance officer and our chief financial officer and their respective administrative support staff.

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

Other income: Origination fees (to the extent services are performed to earn such income), amendment fees, consent fees, and other fees associated with investments in portfolio companies are recognized as income when the investment transaction closes. Prepayment penalties received by the Company for debt instruments repaid prior to maturity date are recorded as income upon receipt.

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

ASC Topic 740 —  Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of March 31, 2016 and December 31, 2015, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of March 31, 2016 and December 31, 2015. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of March 31, 2016 and December 31, 2015. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

Portfolio and Investment Activity

As of March 31, 2016, our portfolio consisted of investments in 56 portfolio companies with a fair value of approximately $599.7 million.

During the three months ended March 31, 2016, we made approximately $27.5 million of investments and had approximately $10.2 million in repayments resulting in net investments of approximately $17.3 million for the period. During the three months ended March 31, 2015, we made approximately $67.2 million of investments and had approximately $34.6 million in repayments resulting in net investments of approximately $32.6 million for the period.

As of March 31, 2016, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $10.5 million and $10.7 million, and $28.3 million and $28.7 million, respectively. As of March 31, 2016, the Company had approximately $14.3 million of cash and cash equivalents. As of December 31, 2015, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $10.0 million and $10.4 million, and $28.3 million and $28.3 million, respectively. As of December 31, 2015, the Company had approximately $34.1 million of cash and cash equivalents.

As of March 31, 2016, our debt investment portfolio, which represented 80.6% of our total portfolio, had a weighted average yield of approximately 12.4%, exclusive of the impact of our non-accrual debt investments. As of March 31, 2016, 60.7% of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2015, our debt investment portfolio, which represented 80.2% of our total portfolio, had a weighted average yield of approximately 12.3%. exclusive of the impact of our non-accrual debt investments. As of December 31, 2015, 65.5% of our debt investment portfolio was bearing a fixed rate of interest.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of March 31, 2016 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$230,034	38.3%	$217,164	35.4%
Subordinated Debt	283,579	47.2	266,224	43.4
Equity and Warrants	53,207	8.8	97,843	15.9
Capitala Senior Liquid Loan Fund I, LLC	20,000	3.3	18,510	3.0
Cash and Cash Equivalents	14,346	2.4	14,346	2.3
Total	$601,166	100.0%	$614,087	100.0%

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of December 31, 2015 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$226,973	37.6%	$218,660	34.9%
Subordinated Debt	268,899	44.5	256,278	40.9
Equity and Warrants	54,315	9.0	99,651	15.9
Capitala Senior Liquid Loan Fund I, LLC	20,000	3.3	17,867	2.9
Cash and Cash Equivalents	34,105	5.6	34,105	5.4
Total	$604,292	100.0%	$626,561	100.0%

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	March 31, 2016		December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$53,165	8.9%	$24,280	4.1%
Medical Device Distributor	30,957	5.2	27,681	4.7
Financial Services	29,417	4.9	26,230	4.4
Consumer Electronics	28,300	4.7	28,300	4.8
Retail Display & Security Services	20,626	3.4	21,917	3.7
Transportation	20,379	3.4	27,244	4.6
IT Government Contracting	20,000	3.3	20,000	3.4
Oil & Gas Services	19,870	3.3	31,472	5.3
Building Products	18,987	3.2	18,299	3.1
Footwear Retail	18,740	3.1	18,682	3.2
Investment Fund	18,510	3.1	17,867	3.0
Sales & Marketing Services	17,749	3.0	17,858	3.0
Food Product Manufacturer	17,026	2.8	17,436	2.9
Printing Services	16,432	2.7	17,088	2.9
Bakery Supplies Distributor	16,150	2.7	16,146	2.8
Professional and Personal Digital Imaging	15,000	2.5	15,000	2.5
Farming	14,950	2.5	15,408	2.6
Home Décor Manufacturer	14,614	2.4	14,614	2.5
Industrial Equipment Rental	13,161	2.2	13,181	2.2
Bowling Products	12,843	2.1	12,124	2.0
Textile Equipment Manufacturer	12,661	2.1	12,854	2.2
Construction Services	12,500	2.1	12,500	2.1
Automobile Part Manufacturer	11,462	1.9	11,908	2.0
Healthcare Management	11,461	1.9	11,525	1.9
Computer Supply Retail	11,178	1.9	11,038	1.9
Energy Services	10,500	1.8	10,500	1.8
Healthcare	9,625	1.6	9,750	1.7
Data Processing & Digital Marketing	8,979	1.5	10,206	1.7
Dental Practice Management	8,592	1.4	8,452	1.4
Information Technology	8,000	1.3	8,000	1.3
Oil & Gas Engineering and Consulting Services	7,500	1.3	10,075	1.7
Conglomerate	7,360	1.2	7,321	1.2
Home Repair Parts Manufacturer	5,751	1.0	5,401	0.9
Produce Distribution	5,182	0.9	5,182	0.9
Crane Rental and Sales	5,029	0.8	5,032	0.9
Satellite Communications	4,935	0.8	4,932	0.8
Industrial Specialty Services	4,895	0.8	4,881	0.8
Specialty Clothing	4,438	0.7	4,696	0.8
Online Merchandise Retailer	4,329	0.7	4,382	0.7
Automotive Chemicals & Lubricants	4,159	0.7	3,981	0.7
Advertising & Marketing Services	3,945	0.7	3,926	0.7
Industrial Manufacturing	3,558	0.6	3,582	0.6
Fuel Transportation Services	3,455	0.6	4,425	0.8
QSR Franchisor	3,373	0.6	3,342	0.6
Replacement Window Manufacturer	3,324	0.6	3,196	0.5
Disaster Recovery Homebuilding	2,000	0.3	2,000	0.3
Specialty Defense Contractor	1,532	0.3	1,800	0.3
Entertainment	986	0.2	986	0.2
Western Wear Retail	895	0.1	1,171	0.2
In-Home Healthcare Services	720	0.1	721	0.1
Household Product Manufacturer	541	0.1	758	0.1
Scrap Metal Recycler	—	—	3,106	0.5
Total	$599,741	100.0%	$592,456	100.0%

Recent declines in oil prices have had an impact on the energy industry and have contributed towards the volatility in the leverage loan market during 2016 and 2015. The events have had an impact on our investments in the energy sector. As of March 31, 2016 and December 31, 2015, we had five investments within the energy sector, representing approximately 6.3% and 8.8%, respectively, of total investment portfolio fair value. As of March 31, 2016 and December 31, 2015, fair values of our energy investments were approximately 51.0% and 70.0% of cost, respectively. Management continues to closely monitor each of these investments, maintaining frequent dialogue with company management and, where appropriate, sponsors.

With the exception of the international investment holdings noted below, all investments made by the Company as of March 31, 2016 and December 31, 2015 were made in portfolio companies located in the United States. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016		December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$315,885	52.7%	$307,056	51.9%
Northeast	96,112	16.0	102,020	17.2
Midwest	95,381	15.9	87,911	14.8
West	81,960	13.7	85,414	14.4
International	10,403	1.7	10,055	1.7
Total	$599,741	100.0%	$592,456	100.0%

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

Our internal investment rating system incorporates the following five categories:

Investment Rating	Definition
1	In general, the investment may be performing above our internal expectations. Full return of principal and interest is expected. Capital gain is expected.

2	In general, the investment may be performing within our internal expectations, and potential risks to the applicable investment are considered to be neutral or favorable compared to any potential risks at the time of the original investment. All new investments are initially given this rating.

3	In general, the investment may be performing below our internal expectations and therefore, investments in this category may require closer internal monitoring; however, the valuation team believes that no loss of investment return (interest and/or dividends) or principal is expected. The investment also may be out of compliance with certain financial covenants.

4	In general, the investment may be performing below internal expectations and quantitative or qualitative risks may have increased substantially since the original investment. Loss of some or all principal is expected.

5	In general, the investment may be performing substantially below our internal expectations and a number of quantitative or qualitative risks may have increased substantially since the original investment. Loss of some or all principal is expected.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	As of March 31, 2016		As of December 31, 2015
Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$176,641	29.4%	$191,894	32.4%
2	359,115	59.9	335,388	56.6
3	51,241	8.5	37,164	6.3
4	11,779	2.0	28,010	4.7
5	965	0.2	—	—
Total	$599,741	100.0%	$592,456	100.0%

As of March 31, 2016, we had debt investments in four portfolio companies on non-accrual status with an amortized cost of $42.4 million and a fair value of $12.7 million, which represented 7.2% and 2.1% of the investment portfolio, respectively. As of December 31, 2015, we had debt investments in five portfolio companies on non-accrual status with amortized cost of $47.1 million and a fair value of $28.0 million, which represented 8.3% and 4.7% of the investment portfolio, respectively.

Results of Operations

Operating results for the three months ended March 31, 2016 and 2015 are as follows (dollars in thousands):

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Total investment income	$17,449	$14,041
Total expenses, net of incentive fee waiver	10,028	9,224
Net investment income	7,421	4,817
Net realized gain (loss) from investments	(2,262)	9,340
Net unrealized depreciation on investments	(9,348)	(4,290)
Net increase/(decrease) in net assets resulting from operations	$(4,189)	$9,867

Investment income

The composition of our investment income for the three months ended March 31, 2016 and 2015 was as follows (dollars in thousands):

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Interest income	$14,099	$11,676
Fee Income	865	1,229
Payment-in-kind interest and dividend income	1,204	769
Dividend income	1,279	366
Interest from cash and cash equivalents	2	1
Total investment income	$17,449	$14,041

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

We also generate fee income primarily through origination fees charged for new investments, and secondarily via amendment fees, consent fees, prepayment penalties, and other fees. While the fee income is typically non-recurring for each investment, most of our new investments include an origination fee; as such, fee income is dependent upon our volume of directly originated investments and to the fee structure associated with those investments.

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

For the three months ended March 31, 2016, total investment income increased $3.4 million, or 24.3% compared to three months ended March 31, 2015. The increase from the prior period relates primarily to higher interest and PIK income generated from a larger investment portfolio. For the three months ended March 31, 2016, we generated $0.7 million in origination fees from new deployments and $0.2 million in other fees. Comparatively, for the three months ended March 31, 2015, we generated $1.1 million in origination fees from new deployments and $0.1 million in other fees. Dividend income increased from $0.4 million for the three months ended March 31, 2015, to $1.3 million for the three months ended March 31, 2016. The increase in dividend income was driven by $0.5 million in dividend income from CSLLF and $0.4 million in non-recurring dividends from other portfolio companies.

Operating expenses

The composition of our expenses for the three months ended March 31, 2016 and March 31, 2015 was as follows (dollars in thousands):

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Interest and financing expenses	$5,023	$4,637
Base management fees	2,728	2,410
Incentive fees, net of incentive fee waiver	1,109	1,180
General and administrative expenses	1,168	997
Total expenses, net of incentive fee waiver	$10,028	$9,224

For the three months ended March 31, 2016, operating expenses increased $0.8 million, or 8.7%, compared to the three months ended March 31, 2015. The increase from prior period was driven primarily from an increase in interest and financing expenses and management fees. The increase in interest and financing expenses was due to larger balance outstanding under our Credit Facility during the period. Management fees increased over prior period due to growth in assets under management.

Net realized gains/losses on sales of investments

During the three months ended March 31, 2016 and March 31, 2015, we recognized $(2.3) million in net realized losses and $9.3 million of net realized gains on our portfolio investments, respectively.

During the three months ended March 31, 2016, the Company realized a loss of $(2.5) million on its investment in Source Recycling, LLC, offset by $0.2 million in realized gains on other portfolio companies. For the three months ended March 31. 2015, the Company realized gains of $9.3 million on KBP Investments, LLC, $3.3 million on Boot Barn Holdings, Inc., and $0.1 million on other portfolio companies, offset by a $(3.4) million realized loss on Precision Manufacturing, LLC.

Net unrealized appreciation/depreciation on investments

Net change in unrealized appreciation/(depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended March 31, 2016 and March 31, 2015, we had $(9.3) million and $(4.3) million of unrealized depreciation, respectively, on portfolio investments.

For the three months ended March 31, 2016, unrealized depreciation was driven by $(14.0) million in unrealized depreciation on our 5 energy related portfolio companies. The depreciation on our energy portfolio was offset by $4.7 million in unrealized appreciation on the remaining investment portfolio. During the three months ended March 31, 2015, we had $7.6 million in net unrealized depreciation related to reversal of net unrealized appreciation on realized gains. The remaining portfolio appreciated $3.3 million during the three months ended March 31, 2015.

Changes in net assets resulting from operations

For the three months ended March 31, 2016 and March 31, 2015, we recorded a net increase (decrease) in net assets resulting from operations of $(4.2) million and $9.9 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2016 and March 31, 2015, our per share net increase (decrease) in net assets resulting from operations was $(0.27) and $0.76, respectively.

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

On October 17, 2014, we entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. The Credit Facility currently provides for borrowings up to $120,000,000 and may be increased up to $150,000,000 pursuant to its “accordion” feature. The Credit Facility matures on October 17, 2018.

As of March 31, 2016, we had $73.0 million outstanding and $47.0 million available under the Credit Facility.

On April 13, 2015, we completed an underwritten offering of 3,500,000 shares of its common stock at a public offering price of $18.32 per share. The total proceeds received in the offering net of underwriting discounts and offering costs were approximately $61.7 million.

Including the net proceeds from our IPO on September 30, 2013, we have raised approximately $245.0 million in net proceeds from debt and equity offerings and obtained credit availability through our Credit Facility of $120.0 million through March 31, 2016.

On February 26, 2015, the Company’s Board authorized a program for the purpose of repurchasing up to $12.0 million worth of its common stock. Under the repurchase program, the Company could have, but was not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complied with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. The repurchase program was in place until the earlier of March 31, 2016 or until $12.0 million of our outstanding shares of common stock had been repurchased. As of March 31, 2016, the repurchase program has expired and has not been extended by the Board.

During the three months ended March 31, 2016 and March 31, 2015, no shares were repurchased under the program. Since the approval of the repurchase program, we repurchased 774,858 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $12.0 million, utilizing the maximum amount available under the repurchase program. We are incorporated in Maryland and under the law of the state, shares repurchased are considered retired (repurchased shares become authorized but unissued shares) rather than treasury stock. As a result, the cost of the stock repurchased is recorded as a reduction to capital in excess of par value on the consolidated statements of changes in net assets.

As of March 31, 2016, Fund II had $26.2 million in regulatory capital and $32.2 million in SBA-guaranteed debentures outstanding and Fund III had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding. In addition to our existing SBA-guaranteed debentures, we may, if permitted by regulation, seek to issue additional SBA-guaranteed debentures as well as other forms of leverage and borrow funds to make investments. On June 10, 2014, we received an exemptive order from the SEC exempting us, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. We intend to comply with the conditions of the order.

As of March 31, 2016, we had $14.3 million in cash and cash equivalents, and our net assets totaled $257.4 million.

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

A summary of our significant contractual payment obligations as of March 31, 2016 are as follows (dollars in thousands):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
SBA Debentures	$11,500	$5,000	$80,700	$85,000	$182,200
Notes	—	—	—	113,438	113,438
Credit Facility	—	73,000	—	—	73,000
Total Contractual Obligations	$11,500	$78,000	$80,700	$198,438	$368,638

Distributions

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. We made quarterly distributions to our stockholders for the first four full quarters subsequent to our IPO. To the extent we have income available, we intend to make monthly distributions thereafter. Our monthly stockholder distributions, if any, will be determined by our Board on a quarterly basis. Any distribution to our stockholders will be declared out of assets legally available for distribution.

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

The following table summarizes our distributions declared since the IPO through March 31, 2016:

Date Declared	Record Date	Payment Date	Amount Per Share
January 4, 2016	March 22, 2016	March 30, 2016	$0.1567
January 4, 2016	February 19, 2016	February 26, 2016	0.1567
January 4, 2016	January 22, 2016	January 28, 2016	0.1567
		Total Distributions Declared	$0.47

Date Declared	Record Date	Payment Date	Amount Per Share
October 1, 2015	December 22, 2015	December 30, 2015	$0.1567
October 1, 2015	November 20, 2015	November 27, 2015	0.1567
October 1, 2015	October 23, 2015	October 29, 2015	0.1567
July 1, 2015	September 23, 2015	September 29, 2015	0.1567
July 1, 2015	August 21, 2015	August 28, 2015	0.1567
July 1, 2015	July 23, 2015	July 30, 2015	0.1567
April 1, 2015	June 22, 2015	June 29, 2015	0.1567
April 1, 2015	May 21, 2015	May 28, 2015	0.1567
April 1, 2015	April 23, 2015	April 29, 2015	0.1567
February 26, 2015	December 22, 2015	December 30, 2015	0.05
February 26, 2015	November 20, 2015	November 27, 2015	0.05
February 26, 2015	October 23, 2015	October 29, 2015	0.05
February 26, 2015	September 23, 2015	September 29, 2015	0.05
February 26, 2015	August 21, 2015	August 28, 2015	0.05
February 26, 2015	July 23, 2015	July 30, 2015	0.05
February 26, 2015	June 22, 2015	June 29, 2015	0.05
February 26, 2015	May 21, 2015	May 28, 2015	0.05
February 26, 2015	April 23, 2015	April 29, 2015	0.05
February 26, 2015	March 23, 2015	March 30, 2015	0.05
January 2, 2015	March 23, 2015	March 30, 2015	0.1567
January 2, 2015	February 20, 2015	February 26, 2015	0.1567
January 2, 2015	January 22, 2015	January 29, 2015	0.1567
		Total Distributions Declared	$2.38

Date Declared	Record Date	Payment Date	Amount Per Share
October 2, 2014	December 19, 2014	December 30, 2014	$0.1567
October 2, 2014	November 21, 2014	November 28, 2014	0.1567
October 2, 2014	October 22, 2014	October 30, 2014	0.1567
August 7, 2014	September 12, 2014	September 26, 2014	0.47
May 8, 2014	June 9, 2014	June 26, 2014	0.47
February 27, 2014	March 14, 2014	March 26, 2014	0.47
		Total Distributions Declared	$1.88

Date Declared	Record Date	Payment Date	Amount Per Share
November 11, 2013	December 10, 2013	December 30, 2013	$0.47
		Total Distributions Declared	$0.47

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

Off-balance sheet arrangements

As of March 31, 2016 and December 31, 2015, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $1.6 million and $4.4 million, respectively. Based on current cash balance and availability under our Credit Facility, the Company believes it has sufficient liquidity to fund our unfunded commitments as of March 31, 2016.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

Distributions

On April 1, 2016, the Company’s Board of Directors declared normal monthly distributions for April, May, and June of 2016 as set forth below:

Date Declared	Record Date	Payment Date	Distributions per Share
April 1, 2016	April 22, 2016	April 28, 2016	$0.1567
April 1, 2016	May 23, 2016	May 30, 2016	$0.1567
April 1, 2016	June 21, 2016	June 29, 2016	$0.1567

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will generally not be affected by changes in various interest rates, including LIBOR, as assets and liabilities are fixed as of March 31, 2016. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three months ended March 31, 2016, we did not engage in hedging activities.

As of March 31, 2016, we held 20 securities bearing a variable rate of interest. Our variable rate investments represent approximately 39.3% of the fair market value of total interest earning investments. All variable rate securities are London Interbank Offered Rate (“LIBOR”) based and are subject to interest rate floors, with the exception of a $2.0 million investment that does not have a floor. As of March 31, 2016, all variable rate securities were yielding interest at a rate equal to the established interest rate floor, with the exception of a $2.0 million investment that does not have a floor and a $24.0 million investment that is yielding above its existing floor. As of March 31, 2016, we had $73.0 million outstanding on our Credit Facility which has a variable rate of interest at LIBOR + 300. As of March 31, 2016, all of our other interest paying liabilities, consisting of $182.2 million in SBA-guaranteed debentures and $113.4 million in notes payable, were bearing interest at a fixed rate.

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

Based on our March 31, 2016 consolidated statements of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	Increase (decrease) in interest expense	Increase (decrease) in net income
Up 300 basis points	$5,005	$2,509	$2,496
Up 200 basis points	$3,049	$1,779	$1,270
Up 100 basis points	$1,144	$1,049	$95
Down 100 basis points	$(44)	$(324)	$280
Down 200 basis points	—	—	—
Down 300 basis points	—	—	—

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2016, we issued 22,290 shares of common stock under our dividend reinvestment plan. The issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the quarter ended March 31, 2016 was approximately $0.2 million. Other than the shares issued under our dividend reinvestment plan during the quarter ended March 31, 2016, we did not sell any unregistered equity securities.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number	Description of Document
3.1	Articles of Amendment and Restatement (1)

3.2	Certificate of Limited Partnership of CapitalSouth Partners Fund II Limited Partnership (2)

3.3	Certificate of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P. (2)

3.4	Bylaws (1)

3.5	Form of Amended and Restated Limited Partnership Agreement of CapitalSouth Partners Fund II Limited Partnership (3)

3.6	Form of Amended and Restated Agreement of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P. (3)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Base Indenture (4)

4.3	Form of First Supplemental Indenture (4)

4.4	Form of Global Note (included as Exhibit A to the Form of First Supplemental Indenture) (4)

10.1	Form of Dividend Reinvestment Plan (1)

10.2	Form of Investment Advisory Agreement by and between Registrant and Capitala Investment Advisors, LLC (1)

10.3	Form of Custodian Agreement (1)

10.4	Form of Administration Agreement by and between Registrant and Capitala Advisors Corp. (1)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors (1)

10.6	Form of Trademark License Agreement by and between Registrant and Capitala Investment Advisors, LLC (1)

10.7	Form of Senior Secured Revolving Credit Agreement dated October 17, 2014, among Capitala Finance Corp., as Borrower, the lenders party thereto, and ING Capital LLC, as Administrative Agent, Arranger and Bookrunner (5)

10.8	Form of Guarantee, Pledge and Security Agreement dated October 17, 2014, among Capitala Finance Corp., as Borrower, the subsidiary guarantors party thereto, ING Capital LLC, as Revolving Administrative Agent for the Revolving Lenders and as Collateral Agent, and each Financing Agent and Designated Indebtedness Holder party thereto (5)

10.9	Form of Incremental Assumption Agreement, dated January 6, 2015, relating to the Senior Secured Revolving Credit Agreement, dated as of October 17, 2014, among Capitala Finance Corp., as borrower, the lenders from time to time party thereto, and ING Capital LLC, as administrative agent, arranger and bookrunner (6)

10.10	First Amended and Restated Limited Liability Company Agreement of Capitala Senior Liquid Loan Fund I, LLC, dated March 24, 2015 (7)

10.11	Form of Incremental Assumption Agreement, dated August 19, 2015, relating to the Senior Secured Revolving Credit Agreement, dated as of October 17, 2014, among Capitala Finance Corp., as borrower, the lenders from time party thereto, and ING Capital LLC, as administrative agent, arranger, and bookrunner (8)

11.1	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Previously filed in connection with the Pre-Effective Amendment No. 1 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 9, 2013.

(2)	Previously filed in connection with Pre-Effective Amendment No. 2 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 16, 2013.

(3)	Previously filed in connection with Pre-Effective Amendment No. 5 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 24, 2013.

(4)	Previously filed in connection with Pre-Effective Amendment No. 2 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-193374) filed on May 21, 2014.

(5)	Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on October 21, 2014.

(6)	Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on January 8, 2015.

(7)	Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on March 24, 2015.

(8)	Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on August 25, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2016	By	/s/ Joseph B. Alala III
Joseph B. Alala III
Chief Executive Officer
(Principal Executive Officer)
Capitala Finance Corp.

Date: May 9, 2016	By	/s/ Stephen A. Arnall
Stephen A. Arnall
Chief Financial Officer
(Principal Financial and Accounting Officer)
Capitala Finance Corp.

