Form 10-Q
period 2016-06-30
Capitala Finance Corp.
filed 2016-08-09
CIK 1571329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2016

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

The number of shares of Capitala Finance Corp.’s common stock, $0.01 par value, outstanding as of August 8, 2016 was 15,829,661.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Capitala Finance Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of
	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS

Investments at fair value
Non-control/non-affiliate investments (amortized cost of $384,569 and $391,031, respectively)	$399,353	$404,513
Affiliate investments (amortized cost of $86,899 and $99,290, respectively)	92,789	117,350
Control investments (amortized cost of $105,297 and $79,866, respectively)	102,975	70,593
Total investments at fair value (amortized cost of $576,765 and $570,187, respectively)	595,117	592,456
Cash and cash equivalents	20,108	34,105
Interest and dividend receivable	4,738	5,390
Due from related parties	254	256
Prepaid expenses	320	503
Other assets	108	108
Total assets	$620,645	$632,818

LIABILITIES
SBA debentures (net of deferred financing costs of $3,218 and $3,537, respectively)	$178,982	$180,663
Notes (net of deferred financing costs of $3,309 and $3,583, respectively)	110,129	109,855
Credit Facility (net of deferred financing costs of $1,169 and $1,649, respectively)	67,831	68,351
Due to related parties	4	6
Management and incentive fee payable	3,331	1,687
Interest and financing fees payable	2,826	2,987
Accounts payable and accrued expenses	-	467
Total liabilities	$363,103	$364,016

Commitments and contingencies (Note 2)

NET ASSETS
Common stock, par value $.01, 100,000,000 common shares authorized, 15,822,636 and 15,777,345 common shares issued and outstanding, respectively	158	158
Additional paid in capital	239,628	239,104
Undistributed net investment income	8,570	8,570
Accumulated net realized loss from investments	(9,166)	(1,299)
Net unrealized appreciation on investments	18,352	22,269
Total net assets	257,542	268,802

Total liabilities and net assets	$620,645	$632,818

Net asset value per share	$16.28	$17.04

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2016	2015	2016	2015

INVESTMENT INCOME
Interest and fee income:
Non-control/Non-affiliate investments	$10,604	$9,516	$21,351	$17,191
Affiliate investments	2,240	3,081	3,603	6,672
Control investments	2,282	1,086	5,136	2,725
Total interest and fee income	15,126	13,683	30,090	26,588
Payment-in-kind interest and dividend income:
Non-control/Non-affiliate investments	912	375	1,790	689
Affiliate investments	98	394	193	650
Control investments	234	422	465	621
Total payment-in-kind interest and dividend income	1,244	1,191	2,448	1,960
Dividend income:
Non-control/Non-affiliate investments	-	154	205	307
Affiliate investments	29	29	58	58
Control investments	545	25	1,590	209
Total dividend income	574	208	1,853	574
Other Income	43	-	43	-
Interest income from cash and cash equivalents	4	2	6	3
Total investment income	16,991	15,084	34,440	29,125

EXPENSES
Interest and financing expenses	5,029	4,681	10,051	9,317
Base management fee	2,702	2,587	5,430	4,997
Incentive fees	1,667	1,329	3,373	2,510
General and administrative expenses	927	1,170	2,096	2,167
Expenses before incentive fee waiver	10,325	9,767	20,950	18,991
Incentive fee waiver (See Note 6)	(765)	-	(1,361)	-
Total expenses, net of incentive fee waiver	9,560	9,767	19,589	18,991

NET INVESTMENT INCOME	7,431	5,317	14,851	10,134

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	69	7,670	69	7,698
Affiliate investments	(5,819)	7,098	(8,081)	7,098
Control investments	145	1,069	145	10,381
Total realized gain (loss) from investments	(5,605)	15,837	(7,867)	25,177
Net unrealized appreciation (depreciation) on investments	5,431	(16,212)	(3,917)	(20,502)
Net gain (loss) on investments	(174)	(375)	(11,784)	4,675

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$7,257	$4,942	$3,067	$14,809

NET INCREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC AND DILUTED	$0.46	$0.31	$0.19	$1.02

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	15,807,340	15,957,926	15,796,642	14,474,446

DISTRIBUTIONS PAID PER SHARE	$0.47	$0.62	$0.94	$1.14

DISTRIBUTIONS PAYABLE PER SHARE	$-	$0.30	$-	$0.30

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except share data)

(unaudited)

	Common Stock		Additional	Undistributed Net	Accumulated Net Realized	Net Unrealized Appreciation (Depreciation)
	Number of	Par	Paid in	Investment	Gains	on
	Shares	Value	Capital	Income	(Losses)	Investments	Total

BALANCE, December 31, 2014	12,974,420	$130	$188,408	$12,314	$803	$39,182	$240,837
Net investment income	-	-	-	10,134	-	-	10,134
Net realized gain from investments	-	-	-	-	25,177	-	25,177
Net change in unrealized depreciation on investments	-	-	-	-	-	(20,502)	(20,502)
Issuance of common stock, net of offering and underwriting costs	3,500,000	35	61,665	-	-	-	61,700
Repurchase and retirement of common stock under stock repurchase program	(224,602)	(2)	(3,888)	-	-	-	(3,890)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	12,573	-	201	-	-	-	201
Distributions declared from net investment income	-	-	-	(13,808)	-	-	(13,808)
Distributions declared from accumulated net realized gains	-	-	-	-	(7,984)	-	(7,984)
BALANCE, June 30, 2015	16,262,391	$163	$246,386	$8,640	$17,996	$18,680	$291,865

BALANCE, December 31, 2015	15,777,345	$158	$239,104	$8,570	$(1,299)	$22,269	268,802
Net investment income	-	-	-	14,851	-	-	14,851
Net realized loss from investments	-	-	-	-	(7,867)	-	(7,867)
Net change in unrealized depreciation on investments	-	-	-	-	-	(3,917)	(3,917)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	45,291	-	524	-	-	-	524
Distributions declared from net investment income	-	-	-	(14,851)	-	-	(14,851)
BALANCE, June 30, 2016	15,822,636	$158	$239,628	$8,570	$(9,166)	$18,352	$257,542

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$3,067	$14,809
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(27,925)	(170,008)
Repayments of investments	16,661	91,931
Net realized (gain)/loss on investments	7,867	(25,177)
Net unrealized depreciation on investments	3,917	20,502
Payment-in-kind interest and dividends	(2,448)	(1,960)
Accretion of original issue discount on investments	(733)	(265)
Amortization of deferred financing fees	1,073	943
Changes in assets and liabilities:
Interest and dividend receivable	652	(950)
Due from related parties	2	262
Prepaid expenses	183	279
Other assets	-	184
Trade settlement payable	-	10,772
Due to related parties	(2)	(4)
Management and incentive fee payable	1,644	2,385
Interest and financing fees payable	(161)	243
Accounts payable and accrued expenses	(467)	(309)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,330	(56,363)

CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns on SBA debentures	(2,000)	-
Proceeds from Credit Facility	4,000	25,000
Payments to Credit Facility	(5,000)	(25,000)
Issuance of common stock, net of offering and underwriting costs	-	61,700
Distributions paid to shareholders	(14,327)	(16,713)
Repurchases of common stock under stock repurchase program	-	(3,890)
Deferred financing fees paid	-	(308)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$(17,327)	$40,789

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,997)	(15,574)
CASH AND CASH EQUIVALENTS, beginning of period	$34,105	$55,107
CASH AND CASH EQUIVALENTS, end of period	$20,108	$39,533

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$8,910	$7,883

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Distributions declared and payable	$-	$4,879
Distribution paid through dividend reinvestment plan share issuances	$524	$201

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units)

June 30, 2016

(unaudited)

Company (4) , (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Non-control/Non-affiliated investments - 155.1%

AAE Acquisition, LLC	Industrial Equipment Rental	Senior Secured Term Debt (12% Cash, Due 3/31/18) (1)	$11,000	$11,000	$11,000	4.3%

AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (14% fully diluted)		17	1,865	0.7%

				11,017	12,865	5.0%

American Clinical Solutions, LLC	Healthcare	Senior Secured Debt (10.5% Cash (3 month Libor + 9.5%, 1% Floor), Due 6/11/20)	9,500	9,500	9,500	3.7%

				9,500	9,500	3.7%

American Exteriors, LLC	Replacement Window Manufacturer	Senior Secured Debt (10%, 4% PIK at company's option, Due 12/31/16) (1)(2)	5,644	4,179	3,113	1.2%

American Exteriors, LLC	Replacement Window Manufacturer	Common Stock Warrants (10% fully diluted)		-	-	0.0%

				4,179	3,113	1.2%

B&W Quality Growers, LLC	Farming	Subordinated Debt (14% Cash, Due 7/23/20)	10,000	9,992	10,000	3.9%

B&W Quality Growers, LLC	Farming	Membership Unit Warrants (91,739 Units)		20	4,636	1.8%

				10,012	14,636	5.7%

Bluestem Brands, Inc.	Online Merchandise Retailer	Senior Secured Term Debt (8.5% Cash (1 month Libor + 7.5%, 1% Floor), Due 11/7/20)	4,404	4,276	4,276	1.7%

				4,276	4,276	1.7%

Boot Barn Holdings, Inc.	Western Wear Retail	Common Stock (95,252 shares) (8)		381	821	0.3%

				381	821	0.3%

Brock Holdings III, Inc.	Industrial Specialty Services	Subordinated Debt (10% Cash (1 month Libor + 8.25%, 1.75% Floor), Due 3/16/18)	5,000	4,908	4,908	1.9%

				4,908	4,908	1.9%

Brunswick Bowling Products, Inc.	Bowling Products	Senior Secured Term Debt (8% Cash (1 month Libor + 6.0%, 2% Floor), Due 5/22/20)	2,000	2,000	2,000	0.8%

Brunswick Bowling Products, Inc.	Bowling Products	Subordinated Debt (16.25% Cash (1 month Libor + 14.25%, 2% Floor), Due 5/22/20)	6,983	6,983	6,983	2.7%

Brunswick Bowling Products, Inc.	Bowling Products	Preferred Shares (2,966 shares, 8% PIK) (6)		3,248	4,748	1.8%

				12,231	13,731	5.3%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Senior Secured Term Debt (9.5% Cash, Due 4/30/20)	5,000	4,882	5,000	1.9%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	880	0.3%

				4,887	5,880	2.2%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)		258	219	0.1%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock Warrants (655,908 units) (7)		264	490	0.2%

				522	709	0.3%

Cedar Electronics Holding Corp.	Consumer Electronics	Subordinated Debt (12% Cash, Due 12/26/20)	28,300	28,300	28,300	11.0%

				28,300	28,300	11.0%

Community Choice Financial, Inc.	Financial Services	Senior Secured Debt (14% Cash (1 month Libor + 13%, 1% Floor), Due 3/27/17) (8)	20,000	20,000	20,000	7.8%

				20,000	20,000	7.8%

Construction Partners, Inc.	Construction Services	Subordinated Debt (11.5% Cash, Due 6/12/20)	12,500	12,500	12,500	4.9%

				12,500	12,500	4.9%

Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9% Cash, 2% PIK, Due 11/29/21)	16,102	16,102	16,102	6.3%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	1,248	0.5%

				17,677	17,350	6.8%

CSM Bakery Solutions, LLC	Bakery Supplies Distributor	Subordinated Debt (8.75% Cash (1 month Libor + 7.75%, 1% Floor), Due 8/7/22)	17,000	16,711	16,150	6.3%

				16,711	16,150	6.3%

Emerging Markets Communications, LLC	Satellite Communications	Subordinated Debt (10.625% Cash (1 month Libor + 9.625%, 1% Floor), Due 7/1/22)	5,000	4,939	4,939	1.9%

				4,939	4,939	1.9%

Flavors Holdings, Inc.	Food Product Manufacturer	Senior Secured Term Debt (6.75% Cash (1 month Libor + 5.75%, 1% Floor), Due 4/3/20)	7,300	7,098	6,497	2.5%

Flavors Holdings, Inc.	Food Product Manufacturer	Subordinated Debt (11% Cash (1 month Libor + 10%, 1% Floor), Due 10/3/21)	12,000	11,636	10,440	4.1%

				18,734	16,937	6.6%

Group Cirque du Soleil, Inc.	Entertainment	Subordinated Debt (9.25% Cash (3 month Libor + 8.25%, 1% Floor), Due 7/8/23) (8)	1,000	987	987	0.4%

				987	987	0.4%

Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Senior Secured Term Debt (Due 12/9/19) (12)	2,000	2,000	1,532	0.6%

				2,000	1,532	0.6%

Kelle's Transport Service, LLC	Transportation	Senior Secured Debt (14% Cash, Due 3/31/19)	14,023	14,014	14,023	5.4%

Kelle's Transport Service, LLC	Transportation	Preferred Units (1,000 units, 10% PIK Dividend) (6)		3,262	3,262	1.3%

Kelle's Transport Service, LLC	Transportation	Common Stock Warrants (15% fully diluted)		23	1,369	0.5%

				17,299	18,654	7.2%

Maxim Crane Works, L.P.	Crane Rental and Sales	Subordinated Debt (10.25% Cash (1 month Libor + 9.25%, 1% Floor), Due 11/26/18)	5,000	5,026	5,026	2.0%

				5,026	5,026	2.0%

Medical Depot, Inc.	Medical Device Distributor	Subordinated Debt (14% Cash, Due 9/27/20) (1)	14,667	14,667	14,667	5.7%

Medical Depot, Inc.	Medical Device Distributor	Series C Convertible Preferred Stock (740 shares)		1,333	11,468	4.4%

				16,000	26,135	10.1%

Merlin International, Inc.	IT Government Contracting	Subordinated Debt (12.5% Cash, Due 12/16/19)	18,415	18,415	18,415	7.2%

				18,415	18,415	7.2%

Nielsen & Bainbridge, LLC	Home Décor Manufacturer	Subordinated Debt (10.25% Cash (6 month Libor + 9.25%, 1% Floor), Due 8/15/21)	15,000	14,833	14,700	5.7%

				14,833	14,700	5.7%

Nth Degree, Inc.	Business Services	Senior Secured Debt (8.0% Cash (1 month Libor + 7%, 1% Floor), 1% PIK, Due 12/14/20)	12,318	12,318	12,318	4.8%

Nth Degree, Inc.	Business Services	Senior Secured Debt (12.5% Cash (1 month Libor + 11.5%, 1% Floor), 2% PIK, Due 12/14/20)	9,100	9,100	9,100	3.5%

Nth Degree, Inc.	Business Services	Preferred Stock (10% PIK dividend) (6)		3,167	4,781	1.9%

				24,585	26,199	10.2%

Portrait Innovations, Inc.	Professional and Personal Digital Imaging	Senior Secured Term Debt (12% Cash, Due 2/26/20)	15,000	15,000	15,000	5.8%

				15,000	15,000	5.8%

Sequoia Healthcare Management, LLC	Healthcare Management	Senior Secured Term Debt (12% Cash, 4% PIK, Due 7/17/19)	11,308	11,180	11,308	4.4%

				11,180	11,308	4.4%

Sierra Hamilton, LLC	Oil & Gas Engineering and Consulting Services	Senior Secured Debt (12.25% Cash, Due 12/15/18)	15,000	15,000	7,500	2.9%

				15,000	7,500	2.9%

Sparus Holdings, Inc.	Energy Services	Senior Secured Term Debt (12% Cash, 2% PIK, Due 9/30/16) (1)	5,137	5,137	5,339	2.1%

Sparus Holdings, Inc.	Energy Services	Subordinated Debt (12% Cash, 2% PIK, Due 9/30/16) (1)	5,398	5,398	5,610	2.2%

				10,535	10,949	4.3%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	541	0.2%

				758	541	0.2%

Tenere, Inc.	Industrial Manufacturing	Senior Secured Term Debt (11% Cash, 2% PIK, Due 12/15/17) (9)	3,534	3,534	3,534	1.4%

				3,534	3,534	1.4%

U.S. Well Services, LLC	Oil & Gas Services	Senior Secured Debt (12.0% Cash (1 month Libor + 11.5%, 0.5% floor), Due 5/2/19)	13,905	13,864	13,905	5.3%

				13,864	13,905	5.3%

Velum Global Credit Management, LLC	Financial Services	Senior Secured Debt (15% PIK, Due 12/31/17) (1)(8)	9,779	9,779	9,779	3.8%

				9,779	9,779	3.8%

Vology, Inc.	Information Technology	Subordinated Debt (15% Cash (3 month Libor + 14%, 1% Floor), Due 1/24/21)	8,000	8,000	8,000	3.1%

				8,000	8,000	3.1%

Western Windows Systems, LLC	Building Products	Senior Secured Term Debt (12.2% Cash, Due 7/31/20) (3)	14,000	14,000	14,000	5.3%

Western Windows Systems, LLC	Building Products	Membership units (39,860 units)		3,000	6,574	2.6%

				17,000	20,574	7.9%

Sub Total Non-control/Non-affiliated investments				$384,569	$399,353	155.1%

Affiliate investments - 36.0%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Senior Subordinated Debt (14% Cash, Due 8/9/19) (13)	$3,000	$3,000	$3,000	1.2%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Junior Subordinated Debt (12% Cash, Due 8/9/19) (13)	5,828	5,828	5,828	2.3%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock (1,253,198 shares)		1,504	1,834	0.7%

				10,332	10,662	4.2%

City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 9/28/17) (1)	8,231	8,231	8,231	3.2%

City Gear, LLC	Footwear Retail	Preferred Membership Units (2.78% fully diluted, 9% Cash Dividend) (6)		1,269	1,269	0.5%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.38% fully diluted)		-	9,834	3.7%

				9,500	19,334	7.4%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8% PIK dividend) (6)		2,527	2,817	1.1%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,128	0.4%

				2,529	3,945	1.5%

J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13% Cash, Due 7/16/18) (11)	5,182	5,182	5,182	2.0%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	-	0.0%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (4,506 shares)		-	-	0.0%

				6,000	5,182	2.0%

LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)		1,525	4,675	1.8%

				1,525	4,675	1.8%

MJC Holdings, LLC	Specialty Clothing	Series A Preferred Units (2,000,000 units)		1,000	4,523	1.8%

				1,000	4,523	1.8%

MMI Holdings, LLC	Medical Device Distributor	Senior Secured Debt (12% Cash, Due 1/31/17) (1)	2,600	2,600	2,600	1.0%

MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 1/31/17) (1)	400	388	400	0.2%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6% PIK dividend) (6)		1,258	1,391	0.5%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	308	0.1%

				4,246	4,699	1.8%

MTI Holdings, LLC	Retail Display & Security Services	Subordinated Debt (12% Cash, Due 11/1/18)	8,000	8,000	8,000	3.1%

MTI Holdings, LLC	Retail Display & Security Services	Membership Units (2,000,000 units)		2,000	11,264	4.4%

				10,000	19,264	7.5%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Subordinated Debt (13% Cash, Due 2/17/17)	1,425	1,425	1,425	0.6%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership)		750	1,086	0.4%

				2,175	2,511	1.0%

STX Healthcare Management Services, Inc.	Dental Practice Management	Subordinated Debt (12.5% Cash, Due 7/31/18) (1)	6,425	6,425	6,425	2.5%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares)		1,200	1,593	0.6%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock Warrants (1,154,254 shares)		218	1,532	0.6%

				7,843	9,550	3.7%

TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 2/1/19) (2)	13,857	13,649	-	0.0%

TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 2/1/19) (2)	11,042	10,877	-	0.0%

TCE Holdings, Inc.	Oil & Gas Services	Class A Common Stock (3,600 shares)		3,734	-	0.0%

				28,260	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Senior Secured Term Debt (15% PIK, Due 11/26/16)	508	508	845	0.3%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Bridge Note (0% Cash, Due 11/26/16) (1)	663	361	663	0.3%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 2 Note (0% Cash, Due 11/26/16) (1)	81	44	81	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Senior Subordinated Note (0% Cash, Due 11/26/16) (1)	3,563	2,369	3,563	1.4%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 3 Note (0% Cash, Due 11/26/16) (1)	299	207	299	0.1%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Junior Subordinated Note (0% Cash, Due 11/26/16) (1)	2,750	-	2,750	1.1%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 4 Note (0% Cash, Due 11/26/16) (1)	243	-	243	0.1%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-1 Preferred Stock (255,102 shares)		-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-3 Preferred Stock (88,194 shares)		-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-5 Preferred Stock (20,530 shares)		-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Common Stock Warrants (2,063,629 warrants)		-	-	0.0%

				3,489	8,444	3.3%

Sub Total Affiliate investments				$86,899	$92,789	36.0%

Control investments- 40.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Senior Secured Term Debt (12% Cash, 4% PIK, Due 5/24/18)	$11,250	$11,250	$11,250	4.4%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (1,125,000 shares)		1,125	86	0.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (570,000 shares)		-	44	0.0%

				12,375	11,380	4.4%

Capitala Senior Liquid Loan Fund I, LLC	Investment Fund	Common Stock (80% ownership) (8)		20,000	19,167	7.5%

				20,000	19,167	7.5%

Eastport Holdings, LLC	Business Services	Subordinated Debt (13.68% Cash (3 month Libor + 13%, 0.5% Floor), Due 4/29/20)	24,000	19,783	24,000	9.3%

Eastport Holdings, LLC	Business Services	Membership Units (29.3% fully diluted)		4,733	4,641	1.9%

				24,516	28,641	11.2%

Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/16/16)	1,862	1,862	1,862	0.7%

Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/16/16)	3,908	3,908	3,908	1.5%

Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	1,629	0.6%

				7,399	7,399	2.8%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Senior Secured Term Debt (15%, 2% PIK at company's option, Due 10/30/20) (1) (10)	6,500	6,500	6,500	2.5%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10% Cash Dividend) (6)		1,000	1,000	0.4%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	6,297	2.4%

				7,501	13,797	5.3%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/16) (2)	8,719	8,448	5,876	2.3%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)		3,278	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)		2,365	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,107 shares)		33	-	0.0%

				14,124	5,876	2.3%

Print Direction, Inc.	Printing Services	Senior Secured Term Debt (10% Cash, 2% PIK, Due 2/24/19)	16,392	16,392	16,392	6.4%

Print Direction, Inc.	Printing Services	Common Stock (18,543 shares)		2,990	309	0.1%

Print Direction, Inc.	Printing Services	Common Stock Warrants (820 shares)		-	14	0.0%

				19,382	16,715	6.5%

Sub Total Control investments				$105,297	$102,975	40.0%

TOTAL INVESTMENTS - 231.1%				$576,765	$595,117	231.1%

(1) The maturity date of the original investment has been extended.

(2) Non-accrual investment.

(3) The cash rate equals the approximate current yield on our last-out portion of the unitranche facility.

(4) All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.

(5) Percentages are based on net assets of $257,542 as of June 30, 2016.

(6) The equity investment is income producing, based on rate disclosed.

(7) The equity investment has an exercisable put option.

(8) Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2016, 8.2% of the Company's total assets were non-qualifying assets.

(9) The investment has a $0.6 million unfunded commitment.

(10) The investment has a $1.0 million unfunded commitment.

(11) Interest rate amended to 15% through June 30, 2016.

(12) Interest rate was amended to zero. The Company is entitled to receive earn-out payments of up to $2.4 million in satisfaction of the debt.

(13) In addition to the stated rate, the investment is paying 3% default interest.

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units)

December 31, 2015

Company (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Non-control/Non-affiliated investments - 150.5%

AAE Acquisition, LLC	Industrial Equipment Rental	Senior Secured Term Debt (12% Cash, Due 3/31/18) (1)	$11,000	$11,000	$11,000	4.1%

AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (14% fully diluted)		17	2,181	0.8%

				11,017	13,181	4.9%

American Clinical Solutions, LLC	Healthcare	Senior Secured Debt (10.5% Cash (3 month Libor + 9.5%, 1% Floor), Due 6/11/20)	9,750	9,750	9,750	3.6%

				9,750	9,750	3.6%

American Exteriors, LLC	Replacement Window Manufacturer	Senior Secured Debt (14% Cash, Due 1/15/16) (1)(2)	4,879	3,679	3,196	1.2%

American Exteriors, LLC	Replacement Window Manufacturer	Common Stock Warrants (15% fully diluted)		-	-	0.0%

				3,679	3,196	1.2%

B&W Quality Growers, LLC	Farming	Subordinated Debt (14% Cash, Due 7/23/20)	10,000	9,992	10,000	3.7%

B&W Quality Growers, LLC	Farming	Membership Unit Warrants (91,739 Units)		20	5,408	2.0%

				10,012	15,408	5.7%

Bluestem Brands, Inc.	Online Merchandise Retailer	Senior Secured Term Debt (8.5% Cash (1 month Libor + 7.5%, 1% Floor), Due 11/7/20)	4,529	4,382	4,382	1.6%

				4,382	4,382	1.6%

Boot Barn Holdings, Inc.	Western Wear Retail	Common Stock (95,252 shares) (8)		381	1,171	0.4%

				381	1,171	0.4%

Brock Holdings III, Inc.	Industrial Specialty Services	Subordinated Debt (10% Cash (1 month Libor + 8.25%, 1.75% Floor), Due 3/16/18)	5,000	4,881	4,881	1.8%

				4,881	4,881	1.8%

Brunswick Bowling Products, Inc.	Bowling Products	Senior Secured Term Debt (8% Cash (1 month Libor + 6.0%, 2% Floor), Due 5/22/20)	2,000	2,000	2,000	0.7%

Brunswick Bowling Products, Inc.	Bowling Products	Subordinated Debt (16.25% Cash (1 month Libor + 14.25%, 2% Floor), Due 5/22/20)	6,983	6,983	6,983	2.6%

Brunswick Bowling Products, Inc.	Bowling Products	Preferred Shares (2,966 shares, 8% PIK) (6)		3,118	3,141	1.2%

				12,101	12,124	4.5%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Senior Secured Term Debt (9.5% Cash, Due 4/30/20)	5,000	4,868	4,868	1.8%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	533	0.2%

				4,873	5,401	2.0%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)		258	223	0.1%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock Warrants (655,908 units) (7)		264	498	0.2%

				522	721	0.3%

Cedar Electronics Holding Corp.	Consumer Electronics	Subordinated Debt (12% Cash, Due 12/26/20)	28,300	28,300	28,300	10.5%

				28,300	28,300	10.5%

Community Choice Financial, Inc.	Financial Services	Senior Secured Debt (14% Cash (1 month Libor + 13%, 1% Floor), Due 3/27/17) (8) (11)	17,161	17,161	17,161	6.4%

				17,161	17,161	6.4%

Construction Partners, Inc.	Construction Services	Subordinated Debt (11.5% Cash, Due 6/12/20)	12,500	12,500	12,500	4.7%

				12,500	12,500	4.7%

Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9% Cash, 2% PIK, Due 11/29/21)	15,941	15,941	15,941	5.9%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	1,917	0.7%

				17,516	17,858	6.6%

Crowley Holdings, Inc.	Transportation	Series A Income Preferred Shares (6,000 shares, 10% Cash, 2% PIK dividend) (6)		6,271	6,271	2.3%

				6,271	6,271	2.3%

CSM Bakery Solutions, LLC	Bakery Supplies Distributor	Subordinated Debt (8.75% Cash (1 month Libor + 7.75%, 1% Floor), Due 8/7/22)	17,000	16,687	16,146	6.0%

				16,687	16,146	6.0%

DSW Homes, LLC	Disaster Recovery Homebuilding	Subordinated Debt (12.61% Cash (3 month Libor + 12%), Due 9/24/18)	2,000	2,000	2,000	0.7%

				2,000	2,000	0.7%

Emerging Markets Communications, LLC	Satellite Communications	Subordinated Debt (10.625% Cash (1 month Libor + 9.625%, 1% Floor), Due 7/1/22)	5,000	4,932	4,932	1.8%

				4,932	4,932	1.8%

Flavors Holdings, Inc.	Food Product Manufacturer	Senior Secured Term Debt (6.75% Cash (1 month Libor + 5.75%, 1% Floor), Due 4/3/20)	7,500	7,265	6,917	2.6%

Flavors Holdings, Inc.	Food Product Manufacturer	Subordinated Debt (11% Cash (1 month Libor + 10%, 1% Floor), Due 10/3/21)	12,000	11,601	10,519	3.9%

				18,866	17,436	6.5%

Group Cirque du Soleil, Inc.	Entertainment	Subordinated Debt (9.25% Cash (3 month Libor + 8.25%, 1% Floor), Due 7/8/23) (8)	1,000	986	986	0.4%

				986	986	0.4%

Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Senior Secured Term Debt (Due 12/9/19) (14)	2,000	2,000	1,800	0.7%

				2,000	1,800	0.7%

Kelle's Transport Service, LLC	Transportation	Senior Secured Debt (14% Cash, Due 3/31/19)	14,562	14,551	14,562	5.4%

Kelle's Transport Service, LLC	Transportation	Preferred Units (1,000 units, 10% PIK Dividend) (6)		3,101	3,101	1.2%

Kelle's Transport Service, LLC	Transportation	Common Stock Warrants (15% fully diluted)		22	3,310	1.2%

				17,674	20,973	7.8%

Maxim Crane Works, L.P.	Crane Rental and Sales	Subordinated Debt (10.25% Cash (1 month Libor + 9.25%, 1% Floor), Due 11/26/18)	5,000	5,032	5,032	1.9%

				5,032	5,032	1.9%

Medical Depot, Inc.	Medical Device Distributor	Subordinated Debt (14% Cash, Due 9/27/20) (1)	14,667	14,667	14,667	5.5%

Medical Depot, Inc.	Medical Device Distributor	Series C Convertible Preferred Stock (740 shares)		1,333	8,345	3.1%

				16,000	23,012	8.6%

Merlin International, Inc.	IT Government Contracting	Subordinated Debt (12.5% Cash, Due 12/16/19)	20,000	20,000	20,000	7.4%

				20,000	20,000	7.4%

Nielsen & Bainbridge, LLC	Home Décor Manufacturer	Subordinated Debt (10.25% Cash (6 month Libor + 9.25%, 1% Floor), Due 8/15/21)	15,000	14,816	14,614	5.4%

				14,816	14,614	5.4%

Nth Degree, Inc.	Business Services	Senior Secured Debt (8.0% Cash (1 month Libor + 7%, 1% Floor), 1% PIK, Due 12/14/20)	12,256	12,256	12,256	4.6%

Nth Degree, Inc.	Business Services	Senior Secured Debt (12.5% Cash (1 month Libor + 11.5%, 1% Floor), 2% PIK, Due 12/14/20)	9,009	9,009	9,009	3.4%

Nth Degree, Inc.	Business Services	Preferred Stock (10% PIK dividend) (6)		3,015	3,015	1.1%

				24,280	24,280	9.1%

Portrait Innovations, Inc.	Professional and Personal Digital Imaging	Senior Secured Term Debt (12% Cash, Due 2/26/20)	15,000	15,000	15,000	5.6%

				15,000	15,000	5.6%

Sequoia Healthcare Management, LLC	Healthcare Management	Senior Secured Term Debt (12% cash, 4% PIK, due 7/17/19)	11,525	11,370	11,525	4.3%

				11,370	11,525	4.3%

Sierra Hamilton, LLC	Oil & Gas Engineering and Consulting Services	Senior Secured Debt (12.25% Cash, Due 12/15/18)	15,000	15,000	10,075	3.7%

				15,000	10,075	3.7%

Sparus Holdings, Inc.	Energy Services	Senior Secured Term Debt (12% Cash, Due 9/30/16)(1)	5,120	5,120	5,120	1.9%

Sparus Holdings, Inc.	Energy Services	Subordinated Debt (12% Cash, Due 9/30/16)(1)	5,380	5,380	5,380	2.0%

				10,500	10,500	3.9%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	758	0.3%

				758	758	0.3%

Tenere, Inc.	Industrial Manufacturing	Senior Secured Term Debt (11% Cash, 2% PIK, Due 12/15/17) (9)	3,582	3,582	3,582	1.3%

				3,582	3,582	1.3%

U.S. Well Services, LLC	Oil & Gas Services	Senior Secured Debt (12.0% Cash (1 month Libor + 11.5%, 0.5% floor), Due 5/2/19)	14,189	14,133	14,189	5.3%

				14,133	14,189	5.3%

Velum Global Credit Management, LLC	Financial Services	Senior Secured Debt (15% PIK, Due 12/31/17) (1) (8)	9,069	9,069	9,069	3.4%

				9,069	9,069	3.4%

Vology, Inc.	Information Technology	Subordinated Debt (15% Cash (3 month Libor + 14%, 1% Floor), Due 1/24/21)	8,000	8,000	8,000	3.0%

				8,000	8,000	3.0%

Western Windows Systems, LLC	Building Products	Senior Secured Term Debt (12.2% Cash, Due 7/31/20) (3)	14,000	14,000	14,000	5.3%

Western Windows Systems, LLC	Building Products	Membership units (39,860 units)		3,000	4,299	1.6%

				17,000	18,299	6.9%

Sub Total Non-control/Non-affiliated investments				$391,031	$404,513	150.5%

Affiliate investments - 43.6%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Senior Subordinated Debt (14% Cash, Due 8/9/19)	$3,000	$3,000	$3,000	1.1%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Junior Subordinated Debt (12% Cash, Due 8/9/19)	5,828	5,828	5,828	2.2%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock (1,253,198 shares)		1,504	3,080	1.1%

				10,332	11,908	4.4%

City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 9/28/17) (1)	8,231	8,231	8,231	3.1%

City Gear, LLC	Footwear Retail	Preferred Membership Units (2.78% fully diluted, 9% Cash dividend) (6)		1,269	1,269	0.5%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.38% fully diluted)		-	9,182	3.4%

				9,500	18,682	7.0%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8% PIK dividend) (6)		2,413	2,764	1.0%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,162	0.4%

				2,415	3,926	1.4%

J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13% Cash, Due 7/16/18) (13)	5,182	5,182	5,182	1.9%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	-	0.0%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (4,506 shares)		-	-	0.0%

				6,000	5,182	1.9%

LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)		1,525	3,342	1.2%

				1,525	3,342	1.2%

MJC Holdings, LLC	Specialty Clothing	Series A Preferred Units (2,000,000 units)		1,000	4,696	1.7%

				1,000	4,696	1.7%

MMI Holdings, LLC	Medical Device Distributor	Senior Secured Debt (12% Cash, Due 1/31/17) (1)	2,600	2,600	2,600	1.0%

MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 1/31/17) (1)	400	388	400	0.1%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6% PIK dividend) (6)		1,216	1,350	0.5%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	319	0.1%

				4,204	4,669	1.7%

MTI Holdings, LLC	Retail Display & Security Services	Subordinated Debt (12% Cash, Due 11/1/18)	8,000	8,000	8,000	3.0%

MTI Holdings, LLC	Retail Display & Security Services	Membership Units (2,000,000 units)		2,000	13,917	5.3%

				10,000	21,917	8.3%

Source Capital ABUTEC, LLC	Oil & Gas Services	Senior Secured Term Debt (12% Cash, 3% PIK, Due 12/28/17) (2)(12)	5,741	5,404	2,247	0.8%

Source Capital ABUTEC, LLC	Oil & Gas Services	Preferred Membership Units (10.5% fully diluted)		1,240	-	0.0%

				6,644	2,247	0.8%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Subordinated Debt (13% Cash, Due 2/17/17)	2,500	2,500	2,500	0.9%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Common Stock Warrants (6.65% ownership)		-	616	0.2%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership)		750	865	0.3%

				3,250	3,981	1.4%

Source Recycling, LLC	Scrap Metal Recycler	Subordinated Debt (13% Cash, Due 9/2/16) (2)	5,000	5,000	3,106	1.2%

				5,000	3,106	1.2%

STX Healthcare Management Services, Inc.	Dental Practice Management	Subordinated Debt (12.5% Cash, Due 7/31/18) (1)	6,425	6,425	6,398	2.4%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares)		1,200	1,047	0.4%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock Warrants (1,154,254 shares)		218	1,007	0.4%

				7,843	8,452	3.2%

TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 2/1/19) (2)	13,718	13,649	8,368	3.2%

TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 2/1/19) (2)	10,931	10,876	6,668	2.5%

TCE Holdings, Inc.	Oil & Gas Services	Class A Common Stock (3,600 shares)		3,600	-	0.0%

				28,125	15,036	5.7%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Senior Secured Term Debt (15% PIK, Due 11/26/16)	471	471	1,047	0.4%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Bridge Note (0% Cash, Due 11/26/16) (1)	663	361	663	0.2%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 2 Note (0% Cash, Due 11/26/16) (1)	81	44	81	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Senior Subordinated Note (0% Cash, Due 11/26/16) (1)	3,563	2,369	3,563	1.3%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 3 Note (0% Cash, Due 11/26/16) (1)	299	207	299	0.1%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Junior Subordinated Note (0% Cash, Due 11/26/16) (1)	2,750	-	2,750	1.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 4 Note (0% Cash, Due 11/26/16) (1)	243	-	243	0.1%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-1 Preferred Stock (255,102 shares)		-	178	0.1%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-3 Preferred Stock (88,194 shares)		-	55	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-5 Preferred Stock (20,530 shares)		-	1,327	0.5%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Common Stock Warrants (2,063,629 warrants)		-	-	0.0%

				3,452	10,206	3.7%

Sub Total Affiliate investments				$99,290	$117,350	43.6%

Control investments - 26.3%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Senior Secured Term Debt (12% Cash, 4% PIK, Due 5/24/18)	$11,025	$11,025	$11,025	4.1%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (1,125,000 shares)		1,125	9	0.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (570,000 shares)		-	4	0.0%

				12,150	11,038	4.1%

Capitala Senior Liquid Loan Fund I, LLC	Investment Fund	Common Stock (80% ownership) (8)		20,000	17,867	6.6%

				20,000	17,867	6.6%

Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/16/16)	1,862	1,862	1,862	0.7%

Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/16/16)	3,830	3,830	3,830	1.4%

Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	1,629	0.6%

				7,321	7,321	2.7%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Senior Secured Term Debt (15%, 2% PIK at Company's option, Due 10/30/20) (1) (10)	6,500	6,500	6,500	2.4%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10% Cash Dividend) (6)		1,000	1,000	0.4%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	5,354	2.0%

				7,501	12,854	4.8%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/16) (2)	8,539	8,448	4,425	1.6%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)		3,278	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)		2,365	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,107 shares)		33	-	0.0%

				14,124	4,425	1.6%

Print Direction, Inc.	Printing Services	Senior Secured Term Debt (10% Cash, 2% PIK, Due 2/24/19)	15,780	15,780	15,780	6.0%

Print Direction, Inc.	Printing Services	Common Stock (18,543 shares)		2,990	1,253	0.5%

Print Direction, Inc.	Printing Services	Common Stock Warrants (820 shares)		-	55	0.0%

				18,770	17,088	6.5%

Sub Total Control investments				$79,866	$70,593	26.3%

TOTAL INVESTMENTS - 220.4%				$570,187	$592,456	220.4%

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

(12) Interest rate amended to 15% PIK through February 15, 2016.

(13) Interest rate amended to 15% through June 30, 2016

(14) Interest rate was amended to zero. The Company is entitled to receive earn-out payments of up to $2.4 million in satisfaction of the debt.

See accompanying notes to consolidated financial statements.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 and Article 6 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim periods, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the period ended December 31, 2015, filed with the United States Securities and Exchange Commission (“SEC”) on March 8, 2016.

The Company’s financial statements as of June 30, 2016 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its consolidated subsidiaries (Fund II, Fund III, and the Florida Sidecar) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

The Company is considered an investment company as defined in Accounting Standards Codification (“ASC”) Topic 946 – Financial Services – Investment Companies (“ASC Topic 946”). Accordingly, the required disclosures as outlined in the ASC Topic 946 are included in the Company’s consolidated financial statements.

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

Investment Classification

In accordance with the provisions of the 1940 Act, the Company classifies its investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are investments that are neither Control Investments nor Affiliate Investments. Generally under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25% of the voting securities of such company and/or has greater than 50% representation on its board or has the power to exercise control over management or policies of such portfolio company. The Company is deemed to be an affiliate of a company in which the Company has invested if it owns between 5% and 25% of the voting securities of such company.

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

Asset Approach

The asset approach values an investment based on the value of the underlying collateral securing the investment. This approach is used when the Company has reason to believe that it will not collect all principal and interest in accordance with the contractual terms of the debt agreement.

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income and paid-in-kind interest income: Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company has loans in the portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due.

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

General and Administrative Expenses

General and administrative expenses are accrued as incurred. The Company’s administrative expenses include personnel and overhead expenses allocable to the Company paid by and reimbursed to the Administrator under an administration agreement between the Company and the Administrator (the “Administration Agreement”). Other operating expenses such as legal and audit fees, director fees, and director and officer insurance are generally paid directly by the Company.

Deferred Financing Fees

Costs incurred to issue the Company’s debt obligations are capitalized and are amortized over the term of the debt agreements under the effective interest method.

Commitments and Contingencies

As of June 30, 2016 and December 31, 2015, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $1.6 million and $4.4 million, respectively. Based on the current cash balance and availability under the Company’s revolving credit facility, the Company believes it has sufficient liquidity to fund its unfunded commitments as of June 30, 2016.

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that can lead to the execution of these provisions against the Company. Based on its history and experience, management believes that the likelihood of such an event is remote.

In the ordinary course of business, the Company may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Company or result in direct losses to the Company. In management’s opinion, no direct losses with respect to litigation contingencies were probable of occurring as of June 30, 2016 and December 31, 2015. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.

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

Depending on the level of taxable income earned in an excise tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next excise tax year and pay a 4.0% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. Since the Company’s IPO, the Company has not accrued or paid excise tax.

In accordance with certain applicable U.S. Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20.0% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. For income tax purposes, the Company has paid distributions on its common stock from ordinary income in the amount of $25.1 million during the tax year ended August 31, 2015.

ASC Topic 740, Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of June 30, 2016 and December 31, 2015, there were no uncertain tax positions.

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

The Company’s activities since commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three and six months ended June 30, 2016 and June 30, 2015. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

Dividends

Dividends to common stockholders are recorded as payable on the declaration date. The amount to be paid out as a dividend is determined by the Board. Net capital gains, if any, are generally distributed at least annually, although we may decide to retain such capital gains for reinvestment.

The Company has adopted an “opt out” dividend reinvestment plan (“DRIP”) for common stockholders. As a result, if the Company declares a cash dividend or other distribution, each stockholder that has not “opted out” of the DRIP will have its dividends automatically reinvested in additional shares of the Company’s common stock rather than receiving cash dividends. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions.

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

Note 3. Recent Accounting Pronouncements

 In April 2015, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the consolidated statements of assets and liabilities as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for fiscal years that begin after December 15, 2015 and early adoption is permitted. Management elected to early adopt this standard as of October 1, 2015 and the required disclosures are presented in the consolidated financial statements. The adoption of the provisions of ASU 2015-03 did not materially impact the Company’s consolidated financial position or results of operations.

In May 2015, FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820) — Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share. ASU 2015-07 permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment and provides guidance on required disclosures for such investments. The standard is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and early adoption is permitted. The adoption of the provisions of ASU 2015-07 did not materially impact the Company’s consolidated financial position or results of operations.

In January 2016, FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial position or results of operations.

Note 4. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through our subsidiaries that are licensed by the SBA under the SBIC Act, we offer customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. We invest primarily in traditional mezzanine, senior subordinated and unitranche debt, as well as senior and second-lien loans and, to a lesser extent, equity securities issued by lower middle-market and middle-market companies. As of June 30, 2016, our portfolio consisted of investments in 54 portfolio companies with a fair value of approximately $595.1 million.

During the three months ended June 30, 2016, the Company made approximately $0.4 million of investments and had approximately $6.5 million in repayments resulting in net repayments of approximately $6.1 million for the period. During the three months ended June 30, 2015, the Company made approximately $102.8 million of investments and had approximately $57.4 million in repayments resulting in net investments of approximately $45.4 million for the period.

During the six months ended June 30, 2016, the Company made approximately $27.9 million of investments and had approximately $16.7 million in repayments resulting in net investments of approximately $11.2 million for the period. During the six months ended June 30, 2015, the Company made approximately $170.0 million of investments and had approximately $91.9 million in repayments resulting in net investments of approximately $78.1 million for the period.

During the three and six months ended June 30, 2016, the Company funded $0.0 million and $2.8 million, respectively, of previously committed capital to existing portfolio companies. During the three and six months ended June 30, 2016, the Company funded $0.4 million and $25.1 million, respectively, of investments in portfolio companies for which it was not previously committed to fund. During the three and six months ended June 30, 2015, the Company funded $5.2 million and $19.4 million, respectively, of previously committed capital to existing portfolio companies. During the three and six months ended June 30, 2015, the Company funded $97.6 million and $150.6 million, respectively, of investments in portfolio companies for which it was not previously committed to fund. In addition to investing directly in portfolio companies, the Company may assist portfolio companies in securing financing from other sources by introducing portfolio companies to sponsors or by leading a syndicate of investors to provide the portfolio companies with financing. During the three and six months ended June 30, 2016 and June 30, 2015, the Company did not lead any syndicates and did not assist any portfolio companies in obtaining indirect financing.

The composition of our investments as of June 30, 2016, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$225,111	39.0%	$216,311	36.4%
Subordinated Debt	279,385	48.4	259,463	43.6
Equity and Warrants	52,269	9.1	100,176	16.8
Capitala Senior Liquid Loan Fund I, LLC	20,000	3.5	19,167	3.2
Total	$576,765	100.0%	$595,117	100.0%

The composition of our investments as of December 31, 2015, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$226,973	39.8%	$218,660	36.9%
Subordinated Debt	268,899	47.2	256,278	43.3
Equity and Warrants	54,315	9.5	99,651	16.8
Capitala Senior Liquid Loan Fund I, LLC	20,000	3.5	17,867	3.0
Total	$570,187	100.0%	$592,456	100.0%

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

In estimating fair value of portfolio investments, the Company starts with the cost basis of the investment, which includes amortized original issue discount and PIK income, if any. The transaction price is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected fair values.

The following table presents fair value measurements of investments, by major class, as of June 30, 2016 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
Senior Secured Debt	$—	$—	$216,311	$216,311
Subordinated Debt	—	—	259,463	259,463
Equity and Warrants	821	—	99,355	100,176
Total	$821	$—	$575,129	$575,950

(1)	Excludes our $19.2 million investment in CSLLF, measured at NAV.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2016 (dollars in thousands):

	Senior Secured Debt	Subordinated Debt	Equity and Warrants	Total(1)
Balance as of January 1, 2016	$218,660	$256,278	$98,480	$573,418
Repayments	(1,933)	(7,377)	(7,351)	(16,661)
Purchases	3,791	19,267	4,867	27,925
Payment-in-kind interest and dividends accrued	1,571	258	619	2,448
Accretion of original issue discount	112	621	—	733
Realized (loss) from investments	(5,404)	(2,283)	(180)	(7,867)
Net unrealized appreciation/(depreciation) on investments	(486)	(7,301)	2,920	(4,867)
Balance as of June 30, 2016	$216,311	$259,463	$99,355	$575,129

(1)	Excludes our $19.2 million investment in CSLLF, measured at NAV.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2015 (dollars in thousands):

	Senior Secured Debt	Subordinated Debt	Equity and Warrants	Total(1)
Balance as of January 1, 2015	$146,314	$222,300	$100,803	$469,417
Repayments	(3,743)	(46,497)	(28,708)	(78,948)
Purchases	60,511	89,731	4,566	154,808
Payment-in-kind interest and dividends accrued	941	641	378	1,960
Accretion of original issue discount	128	137	—	265
Realized gain/(loss) from investments	—	(3,350)	17,563	14,213
Net unrealized appreciation/(depreciation) on investments	91	36	(14,832)	(14,705)
Balance as of June 30, 2015	$204,242	$262,998	$79,770	$547,010

(1)	Excludes our $15.3 million investment in CSLLF, measured at NAV.

The net change in unrealized appreciation/depreciation on investments held as of June 30, 2016 and June 30, 2015, was $(9.6) million and $2.0 million, respectively, and is included in net unrealized appreciation/(depreciation) on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of June 30, 2016 were as follows:

	Fair Value (2) (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
Subordinated debt	$251.5	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	9.3% - 30.0% (13.0%) 0.5x - 6.6x (3.9x) $2.5 million - $218.8 million ($46.9 million)
Subordinated debt	$8.0	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	6.0x – 6.0x (6.0x) $2.1 million - $2.1 million ($2.1 million) 2.0x – 2.0x (2.0x) $24.7 million -$24.7 million ($24.7 million)
Senior secured debt	$203.3	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	8.0% - 16.0% (12.6%) 0.6x – 5.8x (3.1x) $2.1 million - $146.9 million ($24.8 million)
Senior secured debt	$13.0	Enterprise Value Waterfall and Asset (1)	Revenue Multiple Revenue	0.3x – 2.0x (0.5x) $24.7 million - $124.6 million ($114.5 million)
Equity and warrants	$99.4	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA	5.0x – 11.0x (7.1x) $2.1 million - $100.0 million ($24.1 million)

(1)	$4.6 million in senior notes were valued using the asset approach.
(2)	Excludes our $19.2 million investment in CSLLF, measured at NAV.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2015 were as follows:

	Fair Value (2) (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
Subordinated debt	$225.7	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	9.3% - 16.3% (12.5%) 0.9x - 5.4x (3.6x) $2.4 million - $221.8 million ($48.8 million)
Subordinated debt	$30.6	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	6.0x – 7.5x (7.5x) $2.1 million - $5.4 million ($5.3 million) 3.5x – 3.5x (3.5x) $22.8 million -$22.8 million ($22.8 million)
Senior secured debt	$202.5	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	8.0% - 60.0% (13.0%) 0.6x – 6.2x (3.5x) $2.0 million - $162.1 million ($26.9 million)
Senior secured debt	$16.1	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	4.5x – 4.5x (4.5x) $13.5 million - $13.5 million ($13.5 million) 3.5x – 3.5x (3.5x) $22.8 million - $22.8 million ($22.8 million)
Equity and warrants	$6.3	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	12.0% – 12.0% (12.0%) 2.0x – 2.0x (2.0x) $344.5 million - $344.5 million ($344.5 million)
Equity and warrants	$92.2	Enterprise Value Waterfall	Revenue Multiple Revenue EBITDA Multiple Adjusted EBITDA	3.5x – 3.5x (3.5x) $22.8 million - $22.8 million ($22.8 million) 4.5x – 11.0x (7.3x) $2.0 million - $69.8 million ($18.6 million)

(1)	$7.5 million in subordinated notes and $5.0 million in senior notes were valued using the asset approach.
(2)	Excludes our $17.9 million investment in CSLLF, measured at NAV.

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

As of June 30, 2016, $20.0 million and $5.0 million in capital had been contributed by Capitala and Trinity, respectively. The Company’s investment in CSLLF is not redeemable. For the three months ended June 30, 2016 and June 30, 2015, the Company received $0.5 million and $0.0 million, respectively, in dividend income from its equity interest in CSLLF. For the six months ended June 30, 2016 and June 30, 2015, the Company received $1.0 million and $0.0 million, respectively, in dividend income from its equity interest in CSLLF.

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

The terms of the TRS are governed by an ISDA 2002 Master Agreement, the Schedule thereto and Credit Support Annex to such Schedule, and the confirmation exchanged thereunder, between CSLLF and Bank of America, which collectively establish the TRS, and are collectively referred to herein as the “TRS Agreement.” Pursuant to the terms of the TRS Agreement, CSLLF may select a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $100,000,000, which is also referred to as the maximum notional amount of the TRS. Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement. CSLLF receives from Bank of America, a periodic payment on set dates that is based upon any coupons, both earned and accrued, generated by the loans underlying the TRS, subject to limitations described in the TRS Agreement as well as any fees associated with the loans included in the portfolio. CSLLF pays to Bank of America interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.25% per annum; the LIBOR option paid by CSLLF is determined on an asset by asset basis such that the tenor of the LIBOR option (1 month, 3 month, etc.) matches the tenor of the underlying reference asset. In addition, upon the termination of any loan subject to the TRS or any repayment of the underlying reference asset, CSLLF either receives from Bank of America, the appreciation in the value of such loan, or pays to Bank of America any depreciation in the value of such loan.

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

CSLLF is required to initially cash collateralize a specified percentage of each loan (generally 20% to 35% of the market value of senior secured loans) included under the TRS in accordance with margin requirements described in the TRS Agreement. As of June 30, 2016 and December 31, 2015, CSLLF has posted $20.5 million and $19.1 million, respectively, in collateral to Bank of America in relation to the TRS which is recorded on CSLLF’s statements of assets and liabilities as cash held as collateral on total return swap. CSLLF may be required to post additional collateral as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The cash collateral represents CSLLF’s maximum credit exposure as of June 30, 2016 and December 31, 2015.

In connection with the TRS, CSLLF has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions governed by an ISDA 2002 Master Agreement. As of June 30, 2016, CSLLF is in compliance with regards to any covenants or requirements of the TRS.

CSLLF’s receivable due on the TRS represents realized amounts from payments on underlying loans in the total return swap portfolio. At June 30, 2016 and December 31, 2015, the receivable due on TRS was $0.4 million and $0.5 million, respectively, and is recorded on CSLLF’s statements of assets and liabilities below. CSLLF does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the statements of assets and liabilities as of June 30, 2016 and December 31, 2015.

Transactions in TRS contracts during the three and six months ended June 30, 2016 resulted in $0.7 million and $1.4 million, respectively, in realized gains and $0.8 million and $1.6 million, respectively, in unrealized appreciation which is recorded on CSLLF’s statements of operations below. Transactions in TRS contracts during the three and six months ended June 30, 2015 resulted in $0.1 million and $0.1 million, respectively, in realized gains and $0.1 million and $0.1 million, respectively, in unrealized appreciation which is recorded on CSLLF’s statements of operations below.

CSLLF only held one derivative position as of June 30, 2016 and December 31, 2015. The derivative held is subject to a netting arrangement. The following table represents CSLLF’s gross and net amounts after offset under Master Agreements (“MA”) of the derivative assets and liabilities presented by the derivative type net of the related collateral pledged by the CSLLF as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	Gross Derivative Assets/(Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Selected Statements of Assets and Liabilities	Cash Collateral Received	Net Amount of Derivative Assets/(Liabilities)
June 30, 2016
Total Return Swap (1)	$(1,223)	$—	$(1,223)	$—	$(1,223)
December 31, 2015
Total Return Swap (1)	$(2,828)	$—	$(2,828)	$—	$(2,828)

(1)	Cash was posted for initial margin requirements for the total return swap as of June 30, 2016 and December 31, 2015 and is reported on CSLLF’s statements of assets and liabilities as cash collateral on total return swap.

The following represents the volume of the CSLLF’s derivative transactions during the three and six months ended June 30, 2016 (dollars in thousands):

	For the three months ended June 30, 2016	For the six months ended June 30, 2016
Average notional par amount of contract	$76,947	$77,575

The following represents the volume of the CSLLF’s derivative transactions during the three and six months ended June 30, 2015 (dollars in thousands):

	For the three months ended June 30, 2015	For the six months ended June 30, 2015(1)
Average notional par amount of contract	$22,516	$21,568

(1)	Average calculated from period of TRS inception, March 27, 2015 to June 30, 2015.

Below is a summary of CSLLF's portfolio of TRS reference assets as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	As of June 30, 2016	As of December 31, 2015
Senior secured loans (1)	$78,190	$81,201
Weighted average current interest rate on senior secured loans	5.3%	5.2%
Number of borrowers in CSLLF	45	45
Largest portfolio company investment (1)	$2,962	$2,985
Total of five largest portfolio company investments (1)	$12,879	$13,424

(1)	Based on principal amount outstanding at period end.

The following is a summary of the TRS reference assets as of June 30, 2016 (dollars in thousands):

Portfolio Company (4)	Business Description	Maturity Date	Current Interest Rate (2) (5)	Principal	Cost	Fair Value (1)	Unrealized Appreciation / (Depreciation)
21st Century Oncology, Inc.	Healthcare, Education and Childcare	April, 2022	6.5% (3 Month Libor + 5.5%, 1% floor)	$1,980	$1,960	$1,794	$(166)
ABG Intermediate Holdings 2, LLC	Textiles and Leather	May, 2021	5.5% (3 Month Libor + 4.5%, 1% floor)	1,660	1,646	1,635	(11)
American Rock Salt Company, LLC	Mining, Steel, Iron and Non Precious Metals	May, 2021	4.75% (3 Month Libor + 3.75%, 1% floor)	1,975	1,975	1,844	(131)
Ardent Legacy Acquisitions, Inc.	Healthcare, Education and Childcare	August, 2021	6.5% (3 Month Libor + 5.5%, 1% floor)	1,985	1,965	1,978	13
Aspen Dental Management, Inc.	Healthcare, Education and Childcare	April, 2022	5.5% (3 Month Libor + 4.5%, 1% floor)	1,983	1,975	1,944	(31)
Asurion, LLC	Insurance	August, 2022	5.0% (3 Month Libor + 4.0%, 1% floor)	2,202	2,191	2,172	(19)
Bass Pro Group, LLC	Retail Stores	June, 2020	4.0% (1 Month Libor + 3.25%, .75% floor)	988	985	969	(16)
Belk, Inc.	Retail Stores	December, 2022	5.75% (3 Month Libor + 4.75%, 1% floor)	1,995	1,776	1,579	(197)
Blue Coat Systems, Inc.	Electronics	May, 2022	4.5% (3 Month Libor + 3.5%, 1% floor)	1,990	1,990	1,987	(3)
Brock Holdings III, Inc.	Buildings and Real Estate	March, 2017	6.0% (3 Month Libor + 4.5%, 1.5% floor)	1,472	1,464	1,391	(73)
CDS U.S. Intermediate Holdings, Inc.	Leisure, Amusement, Entertainment	July, 2022	5.0% (3 Month Libor + 4.0%, 1% floor)	993	990	965	(25)
Chelsea Petroleum Products I LLC	Oil & Gas	October, 2022	5.25% (3 Month Libor + 4.25%, 1% floor)	490	488	481	(7)
Communications Sales & Leasing, Inc.	Finance	October, 2022	5.0% (1 Month Libor + 4.0%, 1% floor)	1,980	1,940	1,955	15
Concordia Healthcare Corp	Healthcare, Education and Childcare	October, 2021	5.25% (3 Month Libor + 4.25%, 1% floor)	995	940	952	12
Convatec Healthcare E S.A.	Healthcare, Education and Childcare	June, 2020	4.25% (6 Month Libor + 3.25%, 1% floor)	1,964	1,961	1,954	(7)
Emerging Markets Communications, LLC	Telecommunications	July, 2021	6.75% (3 Month Libor + 5.75%, 1% floor)	2,475	2,438	2,357	(81)
Explorer Holdings, Inc.	Diversified/Conglomerate Service	May, 2023	6.0% (3 Month Libor + 5.0%, 1% floor)	1,000	990	1,000	10
IMG Worldwide, Inc.	Leisure, Amusement, Entertainment	May, 2021	5.25% (3 Month Libor + 4.25%, 1% floor)	1,980	1,985	1,967	(18)
Infiltrator Systems, Inc.	Containers, Packaging and Glass	May, 2022	5.25% (3 Month Libor + 4.25%, 1% floor)	990	985	987	2
Informatica Corporation	Electronics	August, 2022	4.5% (3 Month Libor + 3.5%, 1% floor)	2,481	2,476	2,413	(63)
Integra Telecom, Inc.	Telecommunications	August, 2020	5.25% (3 Month Libor + 4.25%, 1% floor)	2,962	2,948	2,859	(89)
JILL Holdings, LLC	Retail Stores	May, 2022	6.0% (2 Month Libor + 5.0%, 1% floor)	1,985	1,975	1,906	(69)
Krayton Polymers, LLC	Chemicals, Plastics and Rubber	January, 2022	6.0% (3 Month Libor + 5.0%, 1% floor)	1,500	1,350	1,476	126
LPL Holdings, Inc	Finance	November, 2022	4.75% (3 Month Libor + 4.0%, .75% floor)	1,493	1,478	1,459	(19)
LS Deco, LLC	Buildings and Real Estate	May, 2022	5.5% (3 Month Libor + 4.5%, 1% floor)	1,375	1,361	1,344	(17)
LTF Merger Sub, Inc.	Leisure, Amusement, Entertainment	June, 2022	4.25% (3 Month Libor + 3.25%, 1% floor)	1,485	1,480	1,448	(32)
McGraw-Hill Global Education Holdings, LLC	Healthcare, Education and Childcare	May, 2022	5.0% (1 Month Libor + 4.0%, 1% floor)	2,000	1,990	1,995	5
Mitel Networks Corp	Telecommunications	April, 2022	5.5% (3 Month Libor + 4.5%, 1% floor)	905	896	905	9
Mohegan Tribal Gaming Authority	Leisure, Amusement, Entertainment	November, 2019	5.5% (3 Month Libor + 4.5%, 1% floor)	1,919	1,916	1,900	(16)
Multiplan, Inc.	Healthcare, Education and Childcare	June, 2023	5.0% (1 Month Libor + 4.0%, 1% floor)	1,000	995	1,002	7
Navios Maritime Midstream Partners, LP	Cargo Transport	June, 2020	5.5% (3 Month Libor + 4.5%, 1% floor)	1,980	1,960	1,886	(74)
Novelis, Inc.	Mining, Steel, Iron and Non Precious Metals	June, 2022	4.0% (3 Month Libor + 3.25%, .75% floor)	2,475	2,463	2,450	(13)
Penn Products Terminals, LLC	Cargo Transport	April, 2022	4.75% (1 Month Libor + 3.75%, 1% floor)	659	656	640	(16)
Pharmaceutical Product Development Inc.	Healthcare, Education and Childcare	August, 2022	4.25% (3 Month Libor + 3.25%, 1% floor)	1,980	1,970	1,960	(10)
Precyse Acquisition Corp	Electronics	September, 2022	5.5% (3 Month Libor + 4.5%, 1% floor)	1,500	1,478	1,493	15
Quorum Health Corp	Healthcare, Education and Childcare	April, 202	6.75% (3 Month Libor + 5.75%, 1% floor)	1,496	1,466	1,498	32
Securus Technologies, Inc.	Telecommunications	April, 2020	5.25% (3 Month Libor + 4.25%, 1% floor)	1,990	1,970	1,868	(102)
Skillsoft Corporation	Electronics	April, 2021	5.75% (6 Month Libor + 4.75%, 1% floor)	1,980	1,960	1,559	(401)
STG-Fairway Acquisitions, Inc	Diversified/Conglomerate Service	June, 2022	6.25% (3 Month Libor + 5.25%, 1% floor)	2,486	2,449	2,455	6
Tekni-Plex Incorporated	Containers, Packaging and Glass	June, 2022	4.5% (3 Month Libor + 3.5%, 1% floor)	2,475	2,463	2,426	(37)
US Renal Care, Inc	Healthcare, Education and Childcare	November, 2022	5.25% (3 Month Libor + 4.25%, 1% floor)	1,990	1,970	1,986	16
USAGM Holdco LLC	Diversified/Conglomerate Service	July, 2022	4.75% (3 Month Libor + 3.75%, 1% floor)	1,990	1,970	1,915	(55)
Veritas US Inc. (3)	Electronics	January, 2023	6.625% (3 Month Libor + 5.625%, 1% floor)	1,995	1,696	1,756	60
Western Digital Corporation	Electronics	April, 2023	6.25% (1 Month Libor + 5.5%, .75% floor)	2,000	1,940	2,006	66
Zep, Inc.	Non Durable Consumer Products	June, 2022	5.5% (3 Month Libor + 4.5%, 1% floor)	992	988	991	3
				$78,190	$76,908	$75,507	$(1,401)
Total accrued interest, net of expenses							$178
Total unrealized depreciation on TRS							$(1,223)

(1) Represents the fair value determined in accordance with ASC Topic 820. The determination of fair value is outside the scope of the Board's valuation process described herein.

(2) All interest is payable in cash.

(3) The referenced asset is unsettled as of June 30, 2016.

(4) All referenced assets are senior secured loans.

(5) The interest rate disclosed reflects the interest rate as of the last day of the period. The borrower has the election to change the tenor of Libor utilized at each maturity; as such, the tenor reflected herein may change in future periods.

The following is a summary of the TRS reference assets as of December 31, 2015 (dollars in thousands):

Portfolio Company (4)	Business Description	Maturity Date	Current Interest Rate (2) (6)	Principal	Cost	Fair Value (1)	Unrealized Appreciation / (Depreciation)
21st Century Oncology, Inc.	Healthcare, Education and Childcare	April, 2022	6.5% (3 Month Libor + 5.5%, 1% floor)	$1,990	$1,970	$1,662	$(308)
ABG Intermediate Holdings 2, LLC (5)	Textiles and Leather	May, 2021	5.5% (3 Month Libor + 4.5%, 1% floor)	1,733	1,715	1,698	(17)
American Rock Salt Company, LLC	Mining, Steel, Iron and Non Precious Metals	May, 2021	4.75% (3 Month Libor + 3.75%, 1% floor)	1,985	1,985	1,892	(93)
Anchor Glass Container Corp	Containers, Packaging and Glass	July, 2022	4.5% (3 Month Libor + 3.5%, 1% floor)	482	479	479	-
Ardent Legacy Acquisitions, Inc.	Healthcare, Education and Childcare	August, 2021	6.5% (3 Month Libor + 5.5%, 1% floor)	1,995	1,975	1,975	-
Aspen Dental Management, Inc.	Healthcare, Education and Childcare	April, 2022	5.5% (3 Month Libor + 4.5%, 1% floor)	1,493	1,485	1,487	2
Asurion, LLC	Insurance	August, 2022	5.0% (3 Month Libor + 4.0%, 1% floor)	2,239	2,228	2,043	(185)
Bass Pro Group, LLC	Retail Stores	June, 2020	4.0% (3 Month Libor + 3.25%, .75% floor)	992	989	951	(38)
Belk, Inc.	Retail Stores	December, 2022	5.75% (1 Month Libor + 4.75%, 1% floor)	2,000	1,780	1,758	(22)
Bioplan USA, Inc.	Diversified/Conglomerate Service	September, 2021	5.75% (1 Month Libor + 4.75%, 1% floor)	992	843	831	(12)
Blue Coat Systems, Inc.	Electronics	May, 2022	4.5% (2 Month Libor + 3.5%, 1% floor)	2,000	2,000	1,928	(72)
Brock Holdings III, Inc.	Buildings and Real Estate	March, 2017	6.0% (3 Month Libor + 4.5%, 1.5% floor)	1,488	1,480	1,383	(97)
CDS U.S. Intermediate Holdings, Inc.	Leisure, Amusement, Entertainment	July, 2022	5.0% (3 Month Libor + 4.0%, 1% floor)	997	995	940	(55)
Chelsea Petroleum Products I LLC	Oil & Gas	October, 2022	5.25% (1 Month Libor + 4.25%, 1% floor)	500	498	485	(13)
Communications Sales & Leasing, Inc.	Finance	October, 2022	5.0% (1 Month Libor + 4.0%, 1% floor)	1,990	1,950	1,838	(112)
Concordia Healthcare Corp	Healthcare, Education and Childcare	October, 2021	5.25% (3 Month Libor + 4.25%, 1% floor)	1,000	945	958	13
Convatec Healthcare E S.A.	Healthcare, Education and Childcare	June, 2020	4.25% (6 Month Libor + 3.25%, 1% floor)	1,990	1,988	1,951	(37)
Emerging Markets Communications, LLC	Telecommunications	July, 2021	6.75% (3 Month Libor + 5.75%, 1% floor)	2,487	2,450	2,332	(118)
Eresearch Technology, Inc.	Healthcare, Education and Childcare	May, 2022	6.0% (3 Month Libor + 5.0%, 1% floor)	2,487	2,475	2,434	(41)
Genoa Healthcare Group, LLC	Healthcare, Education and Childcare	May, 2022	4.5% (3 Month Libor + 3.5%, 1% floor)	1,990	1,980	1,930	(50)
Hostess Brands, Inc.	Beverage, Food and Tobacco	August, 2022	4.5% (3 Month Libor + 3.5%, 1% floor)	1,995	1,990	1,983	(7)
IMG Worldwide, Inc.	Leisure, Amusement, Entertainment	May, 2021	5.25% (3 Month Libor + 4.25%, 1% floor)	1,990	1,995	1,953	(42)
Infiltrator Systems, Inc.	Containers, Packaging and Glass	May, 2022	5.25% (3 Month Libor + 4.25%, 1% floor)	995	990	988	(2)
Informatica Corporation	Electronics	August, 2022	4.5% (3 Month Libor + 3.5%, 1% floor)	2,494	2,489	2,394	(95)
Integra Telecom, Inc.	Telecommunications	August, 2020	5.25% (3 Month Libor + 4.25%, 1% floor)	2,977	2,963	2,873	(90)
JILL Holdings, LLC	Retail Stores	May, 2022	6.0% (3 Month Libor + 5.0%, 1% floor)	1,995	1,985	1,905	(80)
LPL Holdings, Inc	Finance	November, 2022	4.75% (2 Month Libor + 4.0%, .75% floor)	1,500	1,485	1,466	(19)
LS Deco, LLC	Buildings and Real Estate	May, 2022	5.5% (3 Month Libor + 4.5%, 1% floor)	1,375	1,361	1,334	(27)
LTF Merger Sub, Inc.	Leisure, Amusement, Entertainment	June, 2022	4.25% (3 Month Libor + 3.25%, 1% floor)	1,493	1,488	1,452	(36)
Mitel Networks Corp	Telecommunications	April, 2022	5.5% (3 Month Libor + 4.5%, 1% floor)	2,985	2,955	2,951	(4)
Mohegan Tribal Gaming Authority	Leisure, Amusement, Entertainment	November, 2019	5.5% (3 Month Libor + 4.5%, 1% floor)	1,929	1,927	1,881	(46)
Navios Maritime Midstream Partners, LP	Cargo Transport	June, 2020	5.5% (3 Month Libor + 4.5%, 1% floor)	1,990	1,970	1,964	(6)
Novelis, Inc.	Mining, Steel, Iron and Non Precious Metals	June, 2022	4.0% (3 Month Libor + 3.25%, .75% floor)	2,488	2,475	2,369	(106)
Penn Products Terminals, LLC	Cargo Transport	April, 2022	4.75% (3 Month Libor + 3.75%, 1% floor)	744	741	696	(45)
Pharmaceutical Product Development Inc.	Healthcare, Education and Childcare	August, 2022	4.25% (3 Month Libor + 3.25%, 1% floor)	1,990	1,980	1,930	(50)
Securus Technologies, Inc.	Telecommunications	April, 2020	5.25% (3 Month Libor + 4.25%, 1% floor)	2,000	1,980	1,425	(555)
Skillsoft Corporation	Electronics	April, 2021	5.75% (6 Month Libor + 4.75%, 1% floor)	1,990	1,970	1,672	(298)
Sterigenics-Nordion Holdings, LLC	Healthcare, Education and Childcare	May, 2022	4.25% (3 Month Libor + 3.25%, 1% floor)	1,995	1,990	1,935	(55)
STG-Fairway Acquisitions, Inc	Diversified/Conglomerate Service	June, 2022	6.25% (3 Month Libor + 5.25%, 1% floor)	2,486	2,449	2,430	(19)
Tekni-Plex Incorporated	Containers, Packaging and Glass	June, 2022	4.5% (3 Month Libor + 3.5%, 1% floor)	2,487	2,475	2,475	-
Touchtunes Music Corp	Electronics	May, 2022	5.75% (3 Month Libor + 4.75%, 1% floor)	1,493	1,485	1,448	(37)
TWCC Holding Corp	Broadcasting & Entertainment	February, 2020	5.75% (1 Month Libor + 5.0%, .75% floor)	1,985	1,965	1,983	18
US Renal Care, Inc. (3)	Healthcare, Education and Childcare	November, 2022	5.25% (3 Month Libor + 4.25%, 1% floor)	2,000	1,980	1,980	-
USAGM Holdco LLC	Diversified/Conglomerate Service	July, 2022	4.75% (2 Month Libor + 3.75%, 1% floor)	2,000	1,980	1,903	(77)
Zep, Inc.	Non Durable Consumer Products	June, 2022	5.5% (3 Month Libor + 4.5%, 1% floor)	995	990	989	(1)
				$81,201	$80,268	$77,334	$(2,934)
Total accrued interest, net of expenses							$106
Total unrealized depreciation on TRS							$(2,828)

(1) Represents the fair value determined in accordance with ASC Topic 820. The determination of fair value is outside the scope of the Board's valuation process described herein.

(2) All interest is payable in cash.

(3) The referenced asset is unsettled as of December 31, 2015.

(4) All referenced assets are senior secured loans.

(5) The referenced asset has an unfunded commitment of $0.3 million.

(6) The interest rate disclosed reflects the interest rate as of the last day of the period. The borrower has the election to change the tenor of Libor utilized at each maturity; as such, the tenor reflected herein may change in future periods.

Below is certain summarized financial information for CSLLF as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and June 30, 2015 (dollars in thousands):

Selected Statements of Assets and Liabilities:

	As of June 30, 2016	As of December 31, 2015
ASSETS	(unaudited)
Cash held as collateral on Total Return Swap	$20,484	$19,145
Non-collateral cash and cash equivalents	4,336	5,586
Receivable due on Total Return Swap	373	452
Total assets	$25,193	$25,183

LIABILITIES
Unrealized depreciation on Total Return Swap	$1,223	$2,828
Accrued expenses	11	21
Total liabilities	$1,234	$2,849

NET ASSETS
Paid in capital	$25,000	$25,000
Undistributed realized income from operations	182	162
Unrealized depreciation on Total Return Swap	(1,223)	(2,828)
Total net assets	$23,959	$22,334

Total liabilities and net assets	$25,193	$25,183

Selected Statements of Operations Information (unaudited):

	For the three months ended June 30		For the six months ended June 30
	2016	2015	2016	2015

Administrative and legal expenses	$(86)	$(80)	$(116)	$(80)
Net operating loss	$(86)	$(80)	$(116)	$(80)

Net realized gain on Total Return Swap	$710	$57	$1,436	$57
Net unrealized appreciation on Total Return Swap	849	93	1,605	93
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,473	$70	$2,925	$70

Note 5. Fair Value of Financial Instruments

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2016, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
SBA debentures	$182,200	$184,186	$—	$—	$184,186
Notes	113,438	114,799	114,799	—	—
Credit Facility	69,000	68,805	—	—	68,805
Total	$364,638	$367,790	$114,799	$—	$252,991

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

Note 6. Agreements

On September 24, 2013, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with our Investment Advisor, which was initially approved by the Board on June 10, 2013. Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect if approved annually by the Board or by a majority of our outstanding voting securities, including, in either case, by a majority of our non-interested directors. The Investment Advisory Agreement was re-approved by the Board, including by a majority of our non-interested directors at an in-person meeting, on August 4, 2016. Subject to the overall supervision of the Board, the Investment Advisor manages our day-to-day operations, and provides investment advisory and management services to us. Under the terms of the Investment Advisory Agreement, the Investment Advisor:

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

For the three months ended June 30, 2016 and 2015, the Company incurred $2.7 million and $2.6 million in base management fees, respectively. The Company incurred $1.7 million and $1.3 million in incentive fees related to pre-incentive fee net investment income for the three months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016, the Investment Advisor waived incentive fees of $0.8 million. For the three months ended June 30, 2015, the Investment Advisor did not waive any incentive fees.

For the six months ended June 30, 2016 and 2015, the Company incurred $5.4 million and $5.0 million in base management fees, respectively. The Company incurred $3.4 million and $2.5 million in incentive fees related to pre-incentive fee net investment income for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, the Investment Advisor waived incentive fees of $1.4 million. For the six months ended June 30, 2015, the Investment Advisor did not waive any incentive fees.

As of June 30, 2016 and December 31, 2015, the Company had incentive fees payable to the Investment Advisor of $3.2 million and $1.7 million, respectively. As of June 30, 2016 and December 31, 2015, the Company had management fees payable to the Investment Advisor of $0.1 million and $0.0 million, respectively.

On September 24, 2013, the Company entered into the Administration Agreement pursuant to which the Administrator has agreed to furnish the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities. The Administrator also performs, or oversees the performance of the required administrative services, which include, among other things, being responsible for the financial records that the Company is required to maintain and preparing reports to our stockholders. In addition, the Administrator assists in determining and publishing the net asset value, oversees the preparation and filing of the tax returns and the printing and dissemination of reports to the stockholders, and generally oversees the payment of the expenses and the performance of administrative and professional services rendered to the Company by others.

Payments under the Administration Agreement are equal to an amount based upon the allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the allocable portion of the compensation of the chief financial officer, chief compliance officer and their respective administrative support staff. Under the Administration Agreement, the Administrator will also provide on the Company’s behalf, managerial assistance to those portfolio companies that request such assistance. Unless terminated earlier in accordance with its terms, the Administration Agreement will remain in effect if approved annually by the Company’s Board. On August 4, 2016, the Board approved the renewal of the Administration Agreement. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without any incremental profit to our Administrator. Stockholder approval is not required to amend the Administration Agreement.

For the three and six months ended June 30, 2016, the Company paid the Administrator $0.3 million and $0.6 million, respectively, for the Company’s allocable portion of the Administrator’s overhead. For the three and six months ended June 30, 2015, the Company paid the Administrator $0.3 million and $0.6 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

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

Note 7. Related Party Transactions

At June 30, 2016 and December 31, 2015, the Company had the following receivables from (payables to) related parties relating to certain capital contributions, management fees, incentive fees, and reimbursable expenses (dollars in thousands):

	June 30, 2016	December 31, 2015
CapitalSouth Corporation	$250	$252
Capitala Investment Advisors, LLC	(3,331)	(1,689)
Total	$(3,081)	$(1,437)

These amounts are reflected in the accompanying consolidated statements of assets and liabilities under the captions, “Due from related parties”, “Management and incentive fee payable” and “Due to related parties.”

Note 8. Borrowings

SBA Debentures

The Company, through its two wholly-owned subsidiaries, uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of June 30, 2016, the Company has $182.2 million of SBA-guaranteed debentures outstanding. The Company has issued all SBA-guaranteed debentures that were permitted under each of the Legacy Funds’ respective SBIC licenses (as applicable), and there are no unused SBA debenture commitments remaining. SBA-guaranteed debentures are secured by a lien on all assets of Fund II and Fund III. As of June 30, 2016, Fund II and Fund III had total assets of approximately $368.0 million. On June 10, 2014, the Company received an exemptive order from the SEC exempting the Company, Fund II, and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. The Company intends to comply with the conditions of the order.

For the three and six months ended June 30, 2016, the Company recorded $1.8 million and $3.6 million, respectively, in interest expense and annual charges and $0.2 million and $0.3 million, respectively, of amortization of commitment and upfront fees on SBA-guaranteed debentures. For the three and six months ended June 30, 2015, the Company recorded $1.9 million and $3.8 million, respectively, in interest expense and annual charges and $0.2 million and $0.3 million, respectively, of amortization of commitment and upfront fees on SBA-guaranteed debentures. The weighted average interest rate for all SBA-guaranteed debentures as of June 30, 2016 and December 31, 2015 was 3.43% and 3.45%, respectively. In addition to the stated interest rate, the SBA also charges an annual fee on all SBA-guaranteed debentures issued, which is included in the Company’s interest expense. The weighted average annual fee for all SBA-guaranteed debentures as of June 30, 2016 and December 31, 2015 was 0.46% and 0.46%, respectively.

As of June 30, 2016 and December 31, 2015, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):

Fixed Maturity Date	Interest Rate	SBA Annual Charge	June 30, 2016	December 31, 2015
March 1, 2016	5.524%	0.871%	$—	$2,000
September 1, 2016	5.535%	0.941%	11,500	11,500
March 1, 2019	4.620%	0.941%	5,000	5,000
September 1, 2020	3.215%	0.285%	19,000	19,000
March 1, 2021	4.084%	0.515%	15,700	15,700
March 1, 2021	4.084%	0.285%	46,000	46,000
March 1, 2022	2.766%	0.285%	10,000	10,000
March 1, 2022	2.766%	0.515%	50,000	50,000
March 1, 2023	2.351%	0.515%	25,000	25,000
			$182,200	$184,200

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

For the three and six months ended June 30, 2016, the Company recorded $2.0 million and $4.0 million, respectively, of interest expense and $0.1 million and $0.3 million, respectively, of amortization of deferred financing costs related to the Notes.

For the three and six months ended June 30, 2015, the Company recorded $2.0 million and $4.0 million, respectively, of interest expense and $0.1 million and $0.3 million, respectively, of amortization of deferred financing costs related to the Notes.

Credit Facility

On October 17, 2014, the Company entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. The Credit Facility currently provides for borrowings up to $120.0 million and may be increased up to $150.0 million pursuant to its “accordion” feature. The Credit Facility matures on October 17, 2018.

Borrowings under the Credit Facility bear interest, at the Company’s election, at a rate per annum equal to (i) the one, two, three or six month LIBOR as applicable, plus 3.00% or (ii) 2.00% plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5% and (C) three month LIBOR plus 1.0%. The Company’s ability to elect LIBOR indices with various tenors (e.g., one, two, three or six month LIBOR) on which the interest rates for borrowings under the Credit Facility are based, provides the Company with increased flexibility to manage interest rate risks as compared to a borrowing arrangement that does not provide for such optionality. Once a particular LIBOR rate has been selected, the interest rate on the applicable amount borrowed will reset after the applicable tenor period and be based on the then applicable selected LIBOR rate (e.g., borrowings for which the Company has elected the one month LIBOR rate will reset on the one month anniversary of the period based on the then selected LIBOR rate). For any given borrowing under the Credit Facility, the Company intends to elect what it believes to be an appropriate LIBOR rate taking into account the Company’s needs at the time as well as the Company’s view of future interest rate movements. The Company will also pay an unused commitment fee at a rate of 2.50% per annum on the amount (if positive) by which 40% of the aggregate commitments under the Credit Facility exceeds the outstanding amount of loans under the Credit Facility and 0.50% per annum on any remaining unused portion of the Credit Facility.

As of June 30, 2016 and December 31, 2015, the Company had $69.0 million and $70.0 million, respectively, outstanding under the Credit Facility. For the three and six months ended June 30, 2016, the Company recorded $0.6 million and $1.3 million, respectively, of interest expense, $0.2 million and $0.5 million, respectively, of amortization of deferred financing costs, and $0.1 million and $0.1 million, respectively, of unused commitment fees related to the Credit Facility. For the three and six months ended June 30, 2015, the Company recorded $28 thousand and $36 thousand, respectively, of interest expense, $0.2 million and $0.4 million, respectively, of amortization of deferred financing costs, and $0.2 million and $0.5 million, respectively, of unused commitment fees related to the Credit Facility.

The Credit Facility is secured by investments and cash held by Capitala Finance Corp., exclusive of assets held at our two SBIC subsidiaries. Assets pledged to secure the Credit Facility were $253.8 million at June 30, 2016. As part of the terms of the Credit Facility, the Company may not make cash distributions with respect to any taxable year that exceed 110% (125% if the Company is not in default and our covered debt does not exceed 85% of the borrowing base) of the amounts required to be distributed to maintain eligibility as a RIC and to reduce our tax liability to zero for taxes imposed on our investment company taxable income and net capital gains.

Note 9. Directors Fees

Our independent directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting, and also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three and six months ended June 30, 2016, the Company recognized directors fee expense of $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2015, the Company recognized director fee expense of $0.1 million and $0.2 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

Note 10. Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in four portfolio companies that are considered significant subsidiaries under the guidance in Regulation S-X, but are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each portfolio company, along with summarized financial information as of June 30, 2016 and December 31, 2015, and for the six months ended June 30, 2016 and June 30, 2015.

Navis Holdings, Inc.

Navis Holdings, Inc., incorporated in Delaware on December 21, 2010, designs and manufactures leading machinery for the global knit and woven finishing textile industries. The income the Company generated from Navis Holdings, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation, was $2.0 million and $1.5 million for the six months ended June 30, 2016 and June 30, 2015, respectively.

On-Site Fuel Service, Inc.

On-Site Fuel Service, Inc. is a 100% owned subsidiary of On-Site Fuel Holdings, Inc., which was incorporated in Delaware on December 19, 2011. On-Site Fuel Service, Inc. provides fueling services for commercial and government vehicle fleets throughout the southeast United States. The income (loss) the Company generated from On-Site Fuel Service, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation/(depreciation), was $1.5 million and $(0.2) million for the six months ended June 30, 2016 and June 30, 2015, respectively.

CableOrganizer Holdings, LLC

CableOrganizer Holdings, LLC, a Delaware limited liability company that began operations on April 23, 2013, is a leading online provider of cable and wire management products. The income the Company generated from CableOrganizer Holdings, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation/(depreciation), was $1.0 million and $0.3 million for the six months ended June 30, 2016 and June 30, 2015, respectively.

Eastport Holdings, LLC

Eastport Holdings, LLC, an Ohio limited liability company organized on November 1, 2011, is a holding company consisting of 11 marketing and advertising companies located across the United States.  The income the Company generated from Eastport Holdings, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation/(depreciation), was $6.9 million for the six months ended June 30, 2016.  The Company invested in the portfolio company in January 2016.  As such, comparative financial information for the prior periods is not presented.

 The summarized financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):

	As of
Balance Sheet - Navis Holdings, Inc.	June 30, 2016	December 31, 2015
Current assets	$5,118	$5,002
Noncurrent assets	3,635	3,992
Total assets	$8,753	$8,994

Current liabilities	$3,107	$2,991
Noncurrent liabilities	6,959	6,914
Total liabilities	$10,066	$9,905

Total deficit	$(1,313)	$(911)

	For the six months ended
Statements of Operations - Navis Holdings, Inc.	June 30, 2016	June 30, 2015
Net sales	$9,110	$7,697
Cost of goods sold	5,477	4,839
Gross profit	$3,633	$2,858

Other expenses	$2,438	$2,714
Income before income taxes	1,195	144
Income tax provision	469	58
Net income	$726	$86

	As of
Balance Sheet - On-Site Fuel Service, Inc.	June 30, 2016	December 31, 2015
Current assets	$8,227	$8,112
Noncurrent assets	16,051	16,036
Total assets	$24,278	$24,148

Current liabilities	$11,552	$9,252
Noncurrent liabilities	16,651	16,906
Total liabilities	$28,203	$26,158

Total deficit	$(3,925)	$(2,010)

	For the six months ended
Statements of Operations - On-Site Fuel Service, Inc.	June 30, 2016	June 30, 2015
Net sales	$47,423	$59,692
Cost of goods sold	37,207	57,728
Gross profit	$10,216	$1,964

Other expenses	$12,130	$3,569
Loss before income taxes	(1,914)	(1,605)
Income tax provision/(benefit)	—	—
Net loss	$(1,914)	$(1,605)

	As of
Balance Sheet – CableOrganizer Holdings, LLC	June 30, 2016	December 31, 2015
Current assets	$4,488	$3,974
Noncurrent assets	11,433	12,394
Total assets	$15,921	$16,368

Current liabilities	$3,876	$2,698
Noncurrent liabilities	11,506	11,275
Total liabilities	$15,382	$13,973

Total equity	$539	$2,395

	For the six months ended
Statements of Operations - CableOrganizer Holdings, LLC	June 30, 2016	June 30, 2015
Net sales	$11,011	$12,872
Cost of goods sold	7,331	8,620
Gross profit	$3,680	$4,252

Other expenses	$4,308	$4,513
Loss before income taxes	(628)	(261)
Income tax provision/(benefit)	—	—
Net loss	$(628)	$(261)

As of
Balance Sheet – Eastport Holdings, LLC	June 30, 2016
Current assets	$80,098
Noncurrent assets	101,665
Total assets	$181,763

Current liabilities	$119,378
Noncurrent liabilities	39,066
Total liabilities	$158,444

Total equity	$23,319

For the six months ended
Statement of Operations - Eastport Holdings, LLC	June 30, 2016
Net sales	$255,768
Cost of goods sold	202,876
Gross profit	$52,892

Other expenses	$50,355
Income before income taxes	2,537
Income tax provision	853
Net income	$1,684

Note 11. Earnings Per Share

In accordance with the provisions of ASC 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2016 and June 30, 2015, there were no dilutive shares.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended June 30, 2016 and June 30, 2015 (dollars in thousands, except share and per share data):

	For the three months ended		For the six months ended
Basic and diluted	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net increase in net assets from operations	$7,257	$4,942	$3,067	$14,809
Weighted average common shares outstanding	15,807,340	15,957,926	15,796,642	14,474,446
Net increase in net assets per share from operations-basic and diluted	$0.46	$0.31	$0.19	$1.02

Note 12. Distributions

The Company’s dividends and distributions are recorded as payable on the declaration date. Shareholders have the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and common stock.

The following table summarizes the Company’s dividend and distribution declarations for the six months ended June 30, 2016 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 4, 2016	January 22, 2016	January 28, 2016	$0.1567	$2,392	8,135	$80
January 4, 2016	February 19, 2016	February 26, 2016	0.1567	2,405	7,076	70
January 4, 2016	March 22, 2016	March 30, 2016	0.1567	2,397	7,079	77
April 1, 2016	April 22, 2016	April 28, 2016	0.1567	2,392	6,625	85
April 1, 2016	May 23, 2016	May 30, 2016	0.1567	2,372	8,147	104
April 1, 2016	June 21, 2016	June 29, 2016	0.1567	2,369	8,229	108
Total Distributions Declared			$0.94	$14,327	45,291	$524

The following table summarizes the Company’s dividend and distribution declarations for the six months ended June 30, 2015 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 2, 2015	January 22, 2015	January 29, 2015	$0.1567	$2,033	—	$—
January 2, 2015	February 20, 2015	February 26, 2015	0.1567	2,033	—	—
January 2, 2015	March 23, 2015	March 30, 2015	0.1567	1,994	2,139	38
February 26, 2015	March 23, 2015 (1)	March 30, 2015	0.0500	635	683	12
February 26, 2015	April 23, 2015 (1)	April 29, 2015	0.0500	824	—	—
February 26, 2015	May 21, 2015 (1)	May 28, 2015	0.0500	808	998	16
February 26, 2015	June 22, 2015 (1)	June 29, 2015	0.0500	793	1,361	20
February 26, 2015	July 23, 2015 (1)	July 30, 2015	0.0500	—	—	—
February 26, 2015	August 21, 2015 (1)	August 28, 2015	0.0500	—	—	—
February 26, 2015	September 23, 2015 (1)	September 29, 2015	0.0500	—	—	—
February 26, 2015	October 23, 2015 (1)	October 29, 2015	0.0500	—	—	—
February 26, 2015	November 20, 2015 (1)	November 27, 2015	0.0500	—	—	—
February 26, 2015	December 22, 2015 (1)	December 30, 2015	0.0500	—	—	—
April 1, 2015	April 23, 2015	April 29, 2015	0.1567	2,581	—	—
April 1, 2015	May 21, 2015	May 28, 2015	0.1567	2,529	3,126	52
April 1, 2015	June 22, 2015	June 29, 2015	0.1567	2,483	4,266	63
Total Distributions Declared			$1.44	$16,713	12,573	$201

(1)	On February 26, 2015, the Company’s Board of Directors declared a special distribution of $0.50 per share of the Company’s common stock, which was paid monthly over the remainder of 2015.

Note 13. Share Repurchase Program

On February 26, 2015, the Company’s Board authorized a program for the purpose of repurchasing up to $12.0 million worth of its common stock. Under the repurchase program, the Company could have, but was not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complied with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. The repurchase program was in place until the earlier of March 31, 2016 or until $12.0 million of the Company’s outstanding shares of common stock had been repurchased. As of June 30, 2016, the repurchase program has expired and has not been extended by the Board.

During the three and six months ended June 30, 2016, no shares were repurchased under the repurchase program. During the three and six months ended June 30, 2015, the Company repurchased 224,602 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $3.9 million. Since the approval of the repurchase program, the Company repurchased 774,858 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $12.0 million, utilizing the maximum amount available under the repurchase program. The Company is incorporated in Maryland and under the law of the state, shares repurchased are considered retired (repurchased shares become authorized but unissued shares) rather than treasury stock. As a result, the cost of the stock repurchased is recorded as a reduction to capital in excess of par value on the consolidated statements of changes in net assets.

Note 14. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2016 and 2015 (dollars in thousands, except share and per share data):

	June 30, 2016	June 30, 2015
Per share data:
Net asset value at beginning of period	$17.04	$18.56
Net investment income (1)	0.94	0.70
Net realized gain/(loss) on investments (1)	(0.50)	1.74
Net unrealized depreciation on investments (1)	(0.25)	(1.42)
Distributions declared from net investment income	(0.94)	(0.94)
Distributions declared from net realized gains	—	(0.50)
Issuance of common stock	—	(0.15)
Accretive impact of stock repurchase	—	0.02
Other(7)	(0.01)	(0.06)
Net asset value at end of period	$16.28	$17.95
Net assets at end of period	$257,542	$291,865
Shares outstanding at end of period	15,822,636	16,262,391
Per share market value at end of period	$14.00	$15.60
Total return based on market value (2)	25.70%	(6.72)%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (8)	11.43%	7.95%
Ratio of incentive fee, net of incentive fee waiver, to average net assets (6)(8)	1.55%	1.97%
Ratio of debt related expenses to average net assets (8)	7.74%	7.31%
Ratio of other operating expenses, to average net assets (8)	5.79%	5.62%
Ratio of total expenses, net of fee waivers to average net assets (6)(8)	15.08%	14.90%
Portfolio turnover rate (3)	2.80%	17.63%
Average debt outstanding (4)	$368,534	$307,876
Average debt outstanding per common share	$23.29	$18.93
Asset coverage ratio per unit (5)	$2,412	$3,573

(1)	Based on daily weighted average balance of shares outstanding during the period.
(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(3)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value. Portfolio turnover rates that cover less than a full period are not annualized.
(4)	Based on daily weighted average balance of debt outstanding during the period.
(5)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of June 30, 2016 and June 30, 2015 pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(6)	The ratio of waived incentive fees to average net assets was 0.53% for the six months ended June 30, 2016.
(7)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(8)	Ratios are annualized.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of June 30, 2016.

Distributions

On July 1, 2016, the Company’s Board of Directors declared normal monthly distributions for July, August, and September of 2016 as set forth below:

Date Declared	Record Date	Payment Date	Distributions per Share
July 1, 2016	July 22, 2016	July 29, 2016	$0.1567
July 1, 2016	August 22, 2016	August 30, 2016	$0.1567
July 1, 2016	September 22, 2016	September 29, 2016	$0.1567

Portfolio Activity

On July 29, 2016, the Company exited its $5.0 million subordinated debt investment in Maxim Crane Works L.P. at 101% of par value.

On August 2, 2016, the Company exited its $18.4 million subordinated debt investment in Merlin International, Inc. at par.

On August 5, 2016, the Company exited its investments in MTI Holdings, LLC. The Company received $8.0 million for its subordinated debt investment, which was repaid at par. The Company also received $10.6 million for its equity investment, netting a realized gain of approximately $8.6 million.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 and Article 6 of Regulation S-X. Accordingly, certain disclosures accompanying our annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim periods, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the period ended December 31, 2015, filed with the SEC on March 8, 2016.

The Company’s financial statements as of June 30, 2016 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and the Florida Sidecar) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

The Company is considered an investment company as defined in Accounting Standards Codification (“ASC”) Topic 946 – Financial Services – Investment Companies (“ASC Topic 946”). Accordingly, the required disclosures as outlined in ASC Topic 946 are included in the Company’s consolidated financial statements.

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

Expenses

Our primary operating expenses include the payment of investment advisory fees to our Investment Advisor, our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under an administration agreement between us and the Administrator (the “Administration Agreement”) and other operating expenses as detailed below. Our investment advisory fee will compensate our Investment Advisor for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. We will bear all other expenses of our operations and transactions, including (without limitation):

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

Asset Approach

The asset approach values an investment based on the value of the underlying collateral securing the investment. This approach is used when the Company has reason to believe that it will not collect all principal and interest in accordance with the contractual terms of the debt agreement.

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

Depending on the level of taxable income earned in an excise tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next excise tax year and pay a 4.0% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. Since the Company’s IPO, the Company has not accrued or paid excise tax.

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

ASC Topic 740 —  Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of June 30, 2016 and December 31, 2015, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of June 30, 2016 and December 31, 2015. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of June 30, 2016 and December 31, 2015. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

Portfolio and Investment Activity

As of June 30, 2016, our portfolio consisted of investments in 54 portfolio companies with a fair value of approximately $595.1 million.

During the three months ended June 30, 2016, we made approximately $0.4 million of investments and had approximately $6.5 million in repayments resulting in net repayments of approximately $6.1 million for the period. During the three months ended June 30, 2015, we made approximately $102.8 million of investments and had approximately $57.4 million in repayments resulting in net investments of approximately $45.4 million for the period.

During the six months ended June 30, 2016, we made approximately $27.9 million of investments and had approximately $16.7 million in repayments resulting in net investments of approximately $11.2 million for the period. During the six months ended June 30, 2015, we made approximately $170.0 million of investments and had approximately $91.9 million in repayments resulting in net investments of approximately $78.1 million for the period.

As of June 30, 2016, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $10.7 million and $11.0 million, and $28.3 million and $28.6 million, respectively. As of June 30, 2016, the Company had approximately $20.1 million of cash and cash equivalents. As of December 31, 2015, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $10.0 million and $10.4 million, and $28.3 million and $28.3 million, respectively. As of December 31, 2015, the Company had approximately $34.1 million of cash and cash equivalents.

As of June 30, 2016, our debt investment portfolio, which represented 79.9% of our total portfolio, had a weighted average annualized yield of approximately 12.5%, exclusive of the impact of our non-accrual debt investments. As of June 30, 2016, 60.5% of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2015, our debt investment portfolio, which represented 80.2% of our total portfolio, had a weighted average annualized yield of approximately 12.3%, exclusive of the impact of our non-accrual debt investments. As of December 31, 2015, 65.5% of our debt investment portfolio was bearing a fixed rate of interest.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of June 30, 2016 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$225,111	37.6%	$216,311	35.2%
Subordinated Debt	279,385	46.8	259,463	42.2
Equity and Warrants	52,269	8.8	100,176	16.3
Capitala Senior Liquid Loan Fund I, LLC	20,000	3.4	19,167	3.1
Cash and Cash Equivalents	20,108	3.4	20,108	3.2
Total	$596,873	100.0%	$615,225	100.0%

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of December 31, 2015 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$226,973	37.6%	$218,660	34.9%
Subordinated Debt	268,899	44.5	256,278	40.9
Equity and Warrants	54,315	9.0	99,651	15.9
Capitala Senior Liquid Loan Fund I, LLC	20,000	3.3	17,867	2.9
Cash and Cash Equivalents	34,105	5.6	34,105	5.4
Total	$604,292	100.0%	$626,561	100.0%

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	June 30, 2016		December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$54,840	9.2%	$24,280	4.1%
Medical Device Distributor	30,834	5.2	27,681	4.7
Financial Services	29,779	5.0	26,230	4.4
Consumer Electronics	28,300	4.8	28,300	4.8
Building Products	20,574	3.5	18,299	3.1
Footwear Retail	19,334	3.3	18,682	3.2
Retail Display & Security Services	19,264	3.2	21,917	3.7
Investment Fund	19,167	3.2	17,867	3.0
Transportation	18,654	3.1	27,244	4.6
IT Government Contracting	18,415	3.1	20,000	3.4
Sales & Marketing Services	17,350	2.9	17,858	3.0
Food Product Manufacturer	16,937	2.9	17,436	2.9
Printing Services	16,715	2.8	17,088	2.9
Bakery Supplies Distributor	16,150	2.7	16,146	2.8
Professional and Personal Digital Imaging	15,000	2.5	15,000	2.5
Home Décor Manufacturer	14,700	2.5	14,614	2.5
Farming	14,636	2.5	15,408	2.6
Oil & Gas Services	13,905	2.3	31,472	5.3
Textile Equipment Manufacturer	13,797	2.3	12,854	2.2
Bowling Products	13,731	2.3	12,124	2.0
Industrial Equipment Rental	12,865	2.2	13,181	2.2
Construction Services	12,500	2.1	12,500	2.1
Computer Supply Retail	11,380	1.9	11,038	1.9
Healthcare Management	11,308	1.9	11,525	1.9
Energy Services	10,949	1.8	10,500	1.8
Automobile Part Manufacturer	10,662	1.8	11,908	2.0
Dental Practice Management	9,550	1.6	8,452	1.4
Healthcare	9,500	1.6	9,750	1.7
Data Processing & Digital Marketing	8,444	1.4	10,206	1.7
Information Technology	8,000	1.3	8,000	1.3
Oil & Gas Engineering and Consulting Services	7,500	1.3	10,075	1.7
Conglomerate	7,399	1.2	7,321	1.2
Home Repair Parts Manufacturer	5,880	1.0	5,401	0.9
Fuel Transportation Services	5,876	1.0	4,425	0.8
Produce Distribution	5,182	0.9	5,182	0.9
Crane Rental and Sales	5,026	0.8	5,032	0.9
Satellite Communications	4,939	0.8	4,932	0.8
Industrial Specialty Services	4,908	0.8	4,881	0.8
QSR Franchisor	4,675	0.8	3,342	0.6
Specialty Clothing	4,523	0.8	4,696	0.8
Online Merchandise Retailer	4,276	0.7	4,382	0.7
Advertising & Marketing Services	3,945	0.7	3,926	0.7
Industrial Manufacturing	3,534	0.6	3,582	0.6
Replacement Window Manufacturer	3,113	0.5	3,196	0.5
Automotive Chemicals & Lubricants	2,511	0.4	3,981	0.7
Specialty Defense Contractor	1,532	0.3	1,800	0.3
Entertainment	987	0.2	986	0.2
Western Wear Retail	821	0.1	1,171	0.2
In-Home Healthcare Services	709	0.1	721	0.1
Household Product Manufacturer	541	0.1	758	0.1
Scrap Metal Recycler	—	—	3,106	0.5
Disaster Recovery Homebuilding	—	—	2,000	0.3
Total	$595,117	100.0%	$592,456	100.0%

Recent declines in oil prices have had an impact on the energy industry and have contributed towards the volatility in the leverage loan market during 2016 and 2015. The events have had an impact on our investments in the energy sector. As of June 30, 2016, we had four investments within the energy sector, representing approximately 5.4% of our total investment portfolio fair value. As of December 31, 2015, we had five investments within the energy sector, representing approximately 8.8% of our total investment portfolio fair value. As of June 30, 2016 and December 31, 2015, fair values of our energy investments were approximately 47.8% and 70.0% of cost, respectively. Management continues to closely monitor each of these investments, maintaining frequent dialogue with company management and, where appropriate, sponsors.

With the exception of the international investment holdings noted below, all investments made by the Company as of June 30, 2016 and December 31, 2015 were made in portfolio companies located in the United States. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016		December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$316,953	53.3%	$307,056	51.9%
Midwest	93,958	15.8	87,911	14.8
Northeast	93,664	15.7	102,020	17.2
West	79,776	13.4	85,414	14.4
International	10,766	1.8	10,055	1.7
Total	$595,117	100.0%	$592,456	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	As of June 30, 2016		As of December 31, 2015
Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$192,252	32.3%	$191,894	32.4%
2	331,126	55.7	335,388	56.6
3	62,750	10.5	37,164	6.3
4	8,989	1.5	28,010	4.7
5	—	—	—	—
Total	$595,117	100.0%	$592,456	100.0%

As of June 30, 2016, we had debt investments in three portfolio companies on non-accrual status with an amortized cost of $37.2 million and a fair value of $9.0 million, which represented 6.4% and 1.5% of the investment portfolio, respectively. As of December 31, 2015, we had debt investments in five portfolio companies on non-accrual status with amortized cost of $47.1 million and a fair value of $28.0 million, which represented 8.3% and 4.7% of the investment portfolio, respectively.

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

As of June 30, 2016, $20.0 million and $5.0 million in capital had been contributed by Capitala and Trinity, respectively. Our investment in CSLLF is not redeemable. For the three months ended June 30, 2016 and June 30, 2015, we received $0.5 million and $0.0 million, respectively, in dividend income from its equity interest in CSLLF. For the six months ended June 30, 2016 and June 30, 2015, we received $1.0 million and $0.0 million, respectively, in dividend income from its equity interest in CSLLF.

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

The terms of the TRS are governed by an ISDA 2002 Master Agreement, the Schedule thereto and Credit Support Annex to such Schedule, and the confirmation exchanged thereunder, between CSLLF and Bank of America, which collectively establish the TRS, and are collectively referred to herein as the “TRS Agreement.” Pursuant to the terms of the TRS Agreement, CSLLF may select a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $100.0 million which is also referred to as the maximum notional amount of the TRS. Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement. CSLLF receives from Bank of America, a periodic payment on set dates that is based upon any coupons, both earned and accrued, generated by the loans underlying the TRS, subject to limitations described in the TRS Agreement as well as any fees associated with the loans included in the portfolio. CSLLF pays to Bank of America interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.25% per annum; the LIBOR option paid by CSLLF is determined on an asset by asset basis such that the tenor of the LIBOR option (1 month, 3 month, etc.) matches the tenor of the underlying reference asset. In addition, upon the termination of any loan subject to the TRS or any repayment of the underlying reference asset, CSLLF either receives from Bank of America, the appreciation in the value of such loan, or pays to Bank of America any depreciation in the value of such loan.

CSLLF is required to pay an unused facility fee of 1.25% on any amount of unused facility under the minimum facility amount of $70.0 million as outlined in the TRS agreement. Such unused facility fee will not apply during the first 4 months and last 60 days of the term of the TRS. CSLLF will also pay Bank of America customary fees and expenses in connection with the establishment and maintenance of the TRS.

CSLLF is required to initially cash collateralize a specified percentage of each loan (generally 20% to 35% of the market value of senior secured loans) included under the TRS in accordance with margin requirements described in the TRS Agreement. As of June 30, 2016 and December 31, 2015, CSLLF has posted $20.5 million and $19.1 million, respectively, in collateral to Bank of America in relation to the TRS which is recorded on CSLLF’s statements of assets and liabilities as cash held as collateral on total return swap. CSLLF may be required to post additional collateral as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The cash collateral represents CSLLF’s maximum credit exposure as of June 30, 2016 and December 31, 2015.

In connection with the TRS, CSLLF has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions governed by an ISDA 2002 Master Agreement. As of June 30, 2016, CSLLF is in compliance with regards to any covenants or requirements of the TRS.

CSLLF’s receivable due on the TRS represents realized amounts from payments on underlying loans in the total return swap portfolio. At June 30, 2016 and December 31, 2015, the receivable due on TRS was $0.4 million and $0.5 million, respectively, and is recorded on CSLLF’s statements of assets and liabilities below. CSLLF does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the statements of assets and liabilities as of June 30, 2016 and December 31, 2015.

Transactions in TRS contracts during the three and six months ended June 30, 2016 resulted in $0.7 million and $1.4 million, respectively, in realized gains and $0.8 million and $1.6 million, respectively, in unrealized appreciation which is recorded on CSLLF’s statements of operations below. Transactions in TRS contracts during the three and six months ended June 30, 2015 resulted in $0.1 million and $0.1 million, respectively, in realized gains and $0.1 million and $0.1 million, respectively, in unrealized appreciation which is recorded on CSLLF’s statements of operations below.

CSLLF only held one derivative position as of June 30, 2016 and December 31, 2015. The derivative held is subject to a netting arrangement. The following table represents CSLLF’s gross and net amounts after offset under Master Agreements (“MA”) of the derivative assets and liabilities presented by the derivative type net of the related collateral pledged by the CSLLF as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	Gross Derivative Assets/(Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Selected Statements of Assets and Liabilities	Cash Collateral Received	Net Amount of Derivative Assets/(Liabilities)
June 30, 2016
Total Return Swap (1)	$(1,223)	$—	$(1,223)	$—	$(1,223)
December 31, 2015
Total Return Swap (1)	$(2,828)	$—	$(2,828)	$—	$(2,828)

(1)	Cash was posted for initial margin requirements for the total return swap as of June 30, 2016 and December 31, 2015 and is reported on CSLLF’s statements of assets and liabilities as cash collateral on total return swap.

The following represents the volume of the CSLLF’s derivative transactions during the three and six months ended June 30, 2016 (dollars in thousands):

	For the three months ended June 30, 2016	For the six months ended June 30, 2016
Average notional par amount of contract	$76,947	$77,575

The following represents the volume of the CSLLF’s derivative transactions during the three and six months ended June 30, 2015 (dollars in thousands):

	For the three months ended June 30, 2015	For the six months ended June 30, 2015(1)
Average notional par amount of contract	$22,516	$21,568

(1)	Average calculated from period of TRS inception, March 27, 2015 to June 30, 2015.

Below is a summary of CSLLF's portfolio of TRS reference assets as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	As of June 30, 2016	As of December 31, 2015
Senior secured loans (1)	$78,190	$81,201
Weighted average current interest rate on senior secured loans	5.3%	5.2%
Number of borrowers in CSLLF	45	45
Largest portfolio company investment (1)	$2,962	$2,985
Total of five largest portfolio company investments (1)	$12,879	$13,424

(1)	Based on principal amount outstanding at period end.

The following is a summary of the TRS reference assets as of June 30, 2016 (dollars in thousands):

Portfolio Company (4)	Business Description	Maturity Date	Current Interest Rate (2) (5)	Principal	Cost	Fair Value (1)	Unrealized Appreciation / (Depreciation)
21st Century Oncology, Inc.	Healthcare, Education and Childcare	April, 2022	6.5% (3 Month Libor + 5.5%, 1% floor)	$1,980	$1,960	$1,794	$(166)
ABG Intermediate Holdings 2, LLC	Textiles and Leather	May, 2021	5.5% (3 Month Libor + 4.5%, 1% floor)	1,660	1,646	1,635	(11)
American Rock Salt Company, LLC	Mining, Steel, Iron and Non Precious Metals	May, 2021	4.75% (3 Month Libor + 3.75%, 1% floor)	1,975	1,975	1,844	(131)
Ardent Legacy Acquisitions, Inc.	Healthcare, Education and Childcare	August, 2021	6.5% (3 Month Libor + 5.5%, 1% floor)	1,985	1,965	1,978	13
Aspen Dental Management, Inc.	Healthcare, Education and Childcare	April, 2022	5.5% (3 Month Libor + 4.5%, 1% floor)	1,983	1,975	1,944	(31)
Asurion, LLC	Insurance	August, 2022	5.0% (3 Month Libor + 4.0%, 1% floor)	2,202	2,191	2,172	(19)
Bass Pro Group, LLC	Retail Stores	June, 2020	4.0% (1 Month Libor + 3.25%, .75% floor)	988	985	969	(16)
Belk, Inc.	Retail Stores	December, 2022	5.75% (3 Month Libor + 4.75%, 1% floor)	1,995	1,776	1,579	(197)
Blue Coat Systems, Inc.	Electronics	May, 2022	4.5% (3 Month Libor + 3.5%, 1% floor)	1,990	1,990	1,987	(3)
Brock Holdings III, Inc.	Buildings and Real Estate	March, 2017	6.0% (3 Month Libor + 4.5%, 1.5% floor)	1,472	1,464	1,391	(73)
CDS U.S. Intermediate Holdings, Inc.	Leisure, Amusement, Entertainment	July, 2022	5.0% (3 Month Libor + 4.0%, 1% floor)	993	990	965	(25)
Chelsea Petroleum Products I LLC	Oil & Gas	October, 2022	5.25% (3 Month Libor + 4.25%, 1% floor)	490	488	481	(7)
Communications Sales & Leasing, Inc.	Finance	October, 2022	5.0% (1 Month Libor + 4.0%, 1% floor)	1,980	1,940	1,955	15
Concordia Healthcare Corp	Healthcare, Education and Childcare	October, 2021	5.25% (3 Month Libor + 4.25%, 1% floor)	995	940	952	12
Convatec Healthcare E S.A.	Healthcare, Education and Childcare	June, 2020	4.25% (6 Month Libor + 3.25%, 1% floor)	1,964	1,961	1,954	(7)
Emerging Markets Communications, LLC	Telecommunications	July, 2021	6.75% (3 Month Libor + 5.75%, 1% floor)	2,475	2,438	2,357	(81)
Explorer Holdings, Inc.	Diversified/Conglomerate Service	May, 2023	6.0% (3 Month Libor + 5.0%, 1% floor)	1,000	990	1,000	10
IMG Worldwide, Inc.	Leisure, Amusement, Entertainment	May, 2021	5.25% (3 Month Libor + 4.25%, 1% floor)	1,980	1,985	1,967	(18)
Infiltrator Systems, Inc.	Containers, Packaging and Glass	May, 2022	5.25% (3 Month Libor + 4.25%, 1% floor)	990	985	987	2
Informatica Corporation	Electronics	August, 2022	4.5% (3 Month Libor + 3.5%, 1% floor)	2,481	2,476	2,413	(63)
Integra Telecom, Inc.	Telecommunications	August, 2020	5.25% (3 Month Libor + 4.25%, 1% floor)	2,962	2,948	2,859	(89)
JILL Holdings, LLC	Retail Stores	May, 2022	6.0% (2 Month Libor + 5.0%, 1% floor)	1,985	1,975	1,906	(69)
Krayton Polymers, LLC	Chemicals, Plastics and Rubber	January, 2022	6.0% (3 Month Libor + 5.0%, 1% floor)	1,500	1,350	1,476	126
LPL Holdings, Inc	Finance	November, 2022	4.75% (3 Month Libor + 4.0%, .75% floor)	1,493	1,478	1,459	(19)
LS Deco, LLC	Buildings and Real Estate	May, 2022	5.5% (3 Month Libor + 4.5%, 1% floor)	1,375	1,361	1,344	(17)
LTF Merger Sub, Inc.	Leisure, Amusement, Entertainment	June, 2022	4.25% (3 Month Libor + 3.25%, 1% floor)	1,485	1,480	1,448	(32)
McGraw-Hill Global Education Holdings, LLC	Healthcare, Education and Childcare	May, 2022	5.0% (1 Month Libor + 4.0%, 1% floor)	2,000	1,990	1,995	5
Mitel Networks Corp	Telecommunications	April, 2022	5.5% (3 Month Libor + 4.5%, 1% floor)	905	896	905	9
Mohegan Tribal Gaming Authority	Leisure, Amusement, Entertainment	November, 2019	5.5% (3 Month Libor + 4.5%, 1% floor)	1,919	1,916	1,900	(16)
Multiplan, Inc.	Healthcare, Education and Childcare	June, 2023	5.0% (1 Month Libor + 4.0%, 1% floor)	1,000	995	1,002	7
Navios Maritime Midstream Partners, LP	Cargo Transport	June, 2020	5.5% (3 Month Libor + 4.5%, 1% floor)	1,980	1,960	1,886	(74)
Novelis, Inc.	Mining, Steel, Iron and Non Precious Metals	June, 2022	4.0% (3 Month Libor + 3.25%, .75% floor)	2,475	2,463	2,450	(13)
Penn Products Terminals, LLC	Cargo Transport	April, 2022	4.75% (1 Month Libor + 3.75%, 1% floor)	659	656	640	(16)
Pharmaceutical Product Development Inc.	Healthcare, Education and Childcare	August, 2022	4.25% (3 Month Libor + 3.25%, 1% floor)	1,980	1,970	1,960	(10)
Precyse Acquisition Corp	Electronics	September, 2022	5.5% (3 Month Libor + 4.5%, 1% floor)	1,500	1,478	1,493	15
Quorum Health Corp	Healthcare, Education and Childcare	April, 202	6.75% (3 Month Libor + 5.75%, 1% floor)	1,496	1,466	1,498	32
Securus Technologies, Inc.	Telecommunications	April, 2020	5.25% (3 Month Libor + 4.25%, 1% floor)	1,990	1,970	1,868	(102)
Skillsoft Corporation	Electronics	April, 2021	5.75% (6 Month Libor + 4.75%, 1% floor)	1,980	1,960	1,559	(401)
STG-Fairway Acquisitions, Inc	Diversified/Conglomerate Service	June, 2022	6.25% (3 Month Libor + 5.25%, 1% floor)	2,486	2,449	2,455	6
Tekni-Plex Incorporated	Containers, Packaging and Glass	June, 2022	4.5% (3 Month Libor + 3.5%, 1% floor)	2,475	2,463	2,426	(37)
US Renal Care, Inc	Healthcare, Education and Childcare	November, 2022	5.25% (3 Month Libor + 4.25%, 1% floor)	1,990	1,970	1,986	16
USAGM Holdco LLC	Diversified/Conglomerate Service	July, 2022	4.75% (3 Month Libor + 3.75%, 1% floor)	1,990	1,970	1,915	(55)
Veritas US Inc. (3)	Electronics	January, 2023	6.625% (3 Month Libor + 5.625%, 1% floor)	1,995	1,696	1,756	60
Western Digital Corporation	Electronics	April, 2023	6.25% (1 Month Libor + 5.5%, .75% floor)	2,000	1,940	2,006	66
Zep, Inc.	Non Durable Consumer Products	June, 2022	5.5% (3 Month Libor + 4.5%, 1% floor)	992	988	991	3
				$78,190	$76,908	$75,507	$(1,401)
				Total accrued interest, net of expenses			$178
				Total unrealized depreciation on TRS			$(1,223)

(1) Represents the fair value determined in accordance with ASC Topic 820. The determination of fair value is outside the scope of the Board's valuation process described herein.

(2) All interest is payable in cash.

(3) The referenced asset is unsettled as of June 30, 2016.

(4) All referenced assets are senior secured loans.

(5) The interest rate disclosed reflects the interest rate as of the last day of the period. The borrower has the election to change the tenor of Libor utilized at each maturity; as such, the tenor reflected herein may change in future periods.

The following is a summary of the TRS reference assets as of December 31, 2015 (dollars in thousands):

Portfolio Company (4)	Business Description	Maturity Date	Current Interest Rate (2) (6)	Principal	Cost	Fair Value (1)	Unrealized Appreciation / (Depreciation)
21st Century Oncology, Inc.	Healthcare, Education and Childcare	April, 2022	6.5% (3 Month Libor + 5.5%, 1% floor)	$1,990	$1,970	$1,662	$(308)
ABG Intermediate Holdings 2, LLC (5)	Textiles and Leather	May, 2021	5.5% (3 Month Libor + 4.5%, 1% floor)	1,733	1,715	1,698	(17)
American Rock Salt Company, LLC	Mining, Steel, Iron and Non Precious Metals	May, 2021	4.75% (3 Month Libor + 3.75%, 1% floor)	1,985	1,985	1,892	(93)
Anchor Glass Container Corp	Containers, Packaging and Glass	July, 2022	4.5% (3 Month Libor + 3.5%, 1% floor)	482	479	479	-
Ardent Legacy Acquisitions, Inc.	Healthcare, Education and Childcare	August, 2021	6.5% (3 Month Libor + 5.5%, 1% floor)	1,995	1,975	1,975	-
Aspen Dental Management, Inc.	Healthcare, Education and Childcare	April, 2022	5.5% (3 Month Libor + 4.5%, 1% floor)	1,493	1,485	1,487	2
Asurion, LLC	Insurance	August, 2022	5.0% (3 Month Libor + 4.0%, 1% floor)	2,239	2,228	2,043	(185)
Bass Pro Group, LLC	Retail Stores	June, 2020	4.0% (3 Month Libor + 3.25%, .75% floor)	992	989	951	(38)
Belk, Inc.	Retail Stores	December, 2022	5.75% (1 Month Libor + 4.75%, 1% floor)	2,000	1,780	1,758	(22)
Bioplan USA, Inc.	Diversified/Conglomerate Service	September, 2021	5.75% (1 Month Libor + 4.75%, 1% floor)	992	843	831	(12)
Blue Coat Systems, Inc.	Electronics	May, 2022	4.5% (2 Month Libor + 3.5%, 1% floor)	2,000	2,000	1,928	(72)
Brock Holdings III, Inc.	Buildings and Real Estate	March, 2017	6.0% (3 Month Libor + 4.5%, 1.5% floor)	1,488	1,480	1,383	(97)
CDS U.S. Intermediate Holdings, Inc.	Leisure, Amusement, Entertainment	July, 2022	5.0% (3 Month Libor + 4.0%, 1% floor)	997	995	940	(55)
Chelsea Petroleum Products I LLC	Oil & Gas	October, 2022	5.25% (1 Month Libor + 4.25%, 1% floor)	500	498	485	(13)
Communications Sales & Leasing, Inc.	Finance	October, 2022	5.0% (1 Month Libor + 4.0%, 1% floor)	1,990	1,950	1,838	(112)
Concordia Healthcare Corp	Healthcare, Education and Childcare	October, 2021	5.25% (3 Month Libor + 4.25%, 1% floor)	1,000	945	958	13
Convatec Healthcare E S.A.	Healthcare, Education and Childcare	June, 2020	4.25% (6 Month Libor + 3.25%, 1% floor)	1,990	1,988	1,951	(37)
Emerging Markets Communications, LLC	Telecommunications	July, 2021	6.75% (3 Month Libor + 5.75%, 1% floor)	2,487	2,450	2,332	(118)
Eresearch Technology, Inc.	Healthcare, Education and Childcare	May, 2022	6.0% (3 Month Libor + 5.0%, 1% floor)	2,487	2,475	2,434	(41)
Genoa Healthcare Group, LLC	Healthcare, Education and Childcare	May, 2022	4.5% (3 Month Libor + 3.5%, 1% floor)	1,990	1,980	1,930	(50)
Hostess Brands, Inc.	Beverage, Food and Tobacco	August, 2022	4.5% (3 Month Libor + 3.5%, 1% floor)	1,995	1,990	1,983	(7)
IMG Worldwide, Inc.	Leisure, Amusement, Entertainment	May, 2021	5.25% (3 Month Libor + 4.25%, 1% floor)	1,990	1,995	1,953	(42)
Infiltrator Systems, Inc.	Containers, Packaging and Glass	May, 2022	5.25% (3 Month Libor + 4.25%, 1% floor)	995	990	988	(2)
Informatica Corporation	Electronics	August, 2022	4.5% (3 Month Libor + 3.5%, 1% floor)	2,494	2,489	2,394	(95)
Integra Telecom, Inc.	Telecommunications	August, 2020	5.25% (3 Month Libor + 4.25%, 1% floor)	2,977	2,963	2,873	(90)
JILL Holdings, LLC	Retail Stores	May, 2022	6.0% (3 Month Libor + 5.0%, 1% floor)	1,995	1,985	1,905	(80)
LPL Holdings, Inc	Finance	November, 2022	4.75% (2 Month Libor + 4.0%, .75% floor)	1,500	1,485	1,466	(19)
LS Deco, LLC	Buildings and Real Estate	May, 2022	5.5% (3 Month Libor + 4.5%, 1% floor)	1,375	1,361	1,334	(27)
LTF Merger Sub, Inc.	Leisure, Amusement, Entertainment	June, 2022	4.25% (3 Month Libor + 3.25%, 1% floor)	1,493	1,488	1,452	(36)
Mitel Networks Corp	Telecommunications	April, 2022	5.5% (3 Month Libor + 4.5%, 1% floor)	2,985	2,955	2,951	(4)
Mohegan Tribal Gaming Authority	Leisure, Amusement, Entertainment	November, 2019	5.5% (3 Month Libor + 4.5%, 1% floor)	1,929	1,927	1,881	(46)
Navios Maritime Midstream Partners, LP	Cargo Transport	June, 2020	5.5% (3 Month Libor + 4.5%, 1% floor)	1,990	1,970	1,964	(6)
Novelis, Inc.	Mining, Steel, Iron and Non Precious Metals	June, 2022	4.0% (3 Month Libor + 3.25%, .75% floor)	2,488	2,475	2,369	(106)
Penn Products Terminals, LLC	Cargo Transport	April, 2022	4.75% (3 Month Libor + 3.75%, 1% floor)	744	741	696	(45)
Pharmaceutical Product Development Inc.	Healthcare, Education and Childcare	August, 2022	4.25% (3 Month Libor + 3.25%, 1% floor)	1,990	1,980	1,930	(50)
Securus Technologies, Inc.	Telecommunications	April, 2020	5.25% (3 Month Libor + 4.25%, 1% floor)	2,000	1,980	1,425	(555)
Skillsoft Corporation	Electronics	April, 2021	5.75% (6 Month Libor + 4.75%, 1% floor)	1,990	1,970	1,672	(298)
Sterigenics-Nordion Holdings, LLC	Healthcare, Education and Childcare	May, 2022	4.25% (3 Month Libor + 3.25%, 1% floor)	1,995	1,990	1,935	(55)
STG-Fairway Acquisitions, Inc	Diversified/Conglomerate Service	June, 2022	6.25% (3 Month Libor + 5.25%, 1% floor)	2,486	2,449	2,430	(19)
Tekni-Plex Incorporated	Containers, Packaging and Glass	June, 2022	4.5% (3 Month Libor + 3.5%, 1% floor)	2,487	2,475	2,475	-
Touchtunes Music Corp	Electronics	May, 2022	5.75% (3 Month Libor + 4.75%, 1% floor)	1,493	1,485	1,448	(37)
TWCC Holding Corp	Broadcasting & Entertainment	February, 2020	5.75% (1 Month Libor + 5.0%, .75% floor)	1,985	1,965	1,983	18
US Renal Care, Inc. (3)	Healthcare, Education and Childcare	November, 2022	5.25% (3 Month Libor + 4.25%, 1% floor)	2,000	1,980	1,980	-
USAGM Holdco LLC	Diversified/Conglomerate Service	July, 2022	4.75% (2 Month Libor + 3.75%, 1% floor)	2,000	1,980	1,903	(77)
Zep, Inc.	Non Durable Consumer Products	June, 2022	5.5% (3 Month Libor + 4.5%, 1% floor)	995	990	989	(1)
				$81,201	$80,268	$77,334	$(2,934)
				Total accrued interest, net of expenses			$106
				Total unrealized depreciation on TRS			$(2,828)

(1) Represents the fair value determined in accordance with ASC Topic 820. The determination of fair value is outside the scope of the Board's valuation process described herein.

(2) All interest is payable in cash.

(3) The referenced asset is unsettled as of December 31, 2015.

(4) All referenced assets are senior secured loans.

(5) The referenced asset has an unfunded commitment of $0.3 million.

(6) The interest rate disclosed reflects the interest rate as of the last day of the period. The borrower has the election to change the tenor of Libor utilized at each maturity; as such, the tenor reflected herein may change in future periods.

Below is certain summarized financial information for CSLLF as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and June 30, 2015 (dollars in thousands):

Selected Statements of Assets and Liabilities:

	As of	As of
	June 30, 2016	December 31, 2015
ASSETS	(unaudited)
Cash held as collateral on Total Return Swap	$20,484	$19,145
Non-collateral cash and cash equivalents	4,336	5,586
Receivable due on Total Return Swap	373	452
Total assets	$25,193	$25,183

LIABILITIES
Unrealized depreciation on Total Return Swap	$1,223	$2,828
Accrued expenses	11	21
Total liabilities	$1,234	$2,849

NET ASSETS
Paid in capital	$25,000	$25,000
Undistributed realized income from operations	182	162
Unrealized depreciation on Total Return Swap	(1,223)	(2,828)
Total net assets	$23,959	$22,334

Total liabilities and net assets	$25,193	$25,183

Selected Statements of Operations Information (unaudited):

	For the three months ended June 30		For the six months ended June 30
	2016	2015	2016	2015

Administrative and legal expenses	$(86)	$(80)	$(116)	$(80)
Net operating loss	$(86)	$(80)	$(116)	$(80)

Net realized gain on Total Return Swap	$710	$57	$1,436	$57
Net unrealized appreciation on Total Return Swap	849	93	1,605	93
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,473	$70	$2,925	$70

Results of Operations

Operating results for the three and six months ended June 30, 2016 and 2015 are as follows (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Total investment income	$16,991	$15,084	$34,440	$29,125
Total expenses, net of incentive fee waiver	9,560	9,767	19,589	18,991
Net investment income	7,431	5,317	14,851	10,134
Net realized gain/(loss) from investments	(5,605)	15,837	(7,867)	25,177
Net unrealized appreciation/(depreciation)	5,431	(16,212)	(3,917)	(20,502)
Net increase in net assets resulting from operations	$7,257	$4,942	$3,067	$14,809

Investment income

The composition of our investment income for the three and six months ended June 30, 2016 and 2015 was as follows (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest income	$14,249	$11,821	$28,348	$23,497
Fee Income	877	1,862	1,742	3,091
Payment-in-kind interest and dividend income	1,244	1,191	2,448	1,960
Dividend income	574	208	1,853	574
Other income	43	—	43	—
Interest from cash and cash equivalents	4	2	6	3
Total investment income	$16,991	$15,084	$34,440	$29,125

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

For the three months ended June 30, 2016, total investment income increased $1.9 million, or 12.6% compared to the three months ended June 30, 2015. The increase from the prior period relates primarily to higher interest and PIK income generated from a larger investment portfolio. For the three months ended June 30, 2016, we did not generate any origination fees from new deployments but did generate $0.9 million in non-origination fees. Comparatively, for the three months ended June 30, 2015, we generated $1.2 million in origination fees from new deployments and $0.7 million in non-origination fees. Dividend income increased from $0.2 million for the three months ended June 30, 2015, to $0.6 million for the three months ended June 30, 2016. The increase in dividend income was driven by $0.5 million in dividend income from CSLLF.

For the six months ended June 30, 2016, total investment income increased $5.3 million, or 18.2% compared to six months ended June 30, 2015. The increase from the prior period relates primarily to higher interest and PIK income generated from a larger investment portfolio. For the six months ended June 30, 2016, we generated $0.7 million in origination fees from new deployments and $1.0 million in non-origination fees. Comparatively, for the six months ended June 30, 2015, we generated $2.3 million in origination fees from new deployments and $0.8 million in non-origination fees. Dividend income increased from $0.6 million for the six months ended June 30, 2015, to $1.9 million for the six months ended June 30, 2016. The increase in dividend income was driven by $1.0 million in dividend income from CSLLF and a $0.3 million increase in non-recurring dividends from other portfolio companies.

Operating expenses

The composition of our expenses for the three and six months ended June 30, 2016 and June 30, 2015 was as follows (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest and financing expenses	$5,029	$4,681	$10,051	$9,317
Base management fee	2,702	2,587	5,430	4,997
Incentive fees, net of incentive fee waiver	902	1,329	2,012	2,510
General and administrative expenses	927	1,170	2,096	2,167
Total expenses, net of incentive fee waiver	$9,560	$9,767	$19,589	$18,991

For the three months ended June 30, 2016, operating expenses decreased $0.2 million, or 2.1%, compared to the three months ended June 30, 2015. The decrease from the prior period was driven primarily from $0.4 million decline in incentive fee due to the fee waiver implemented by the Investment Advisor for 2016, offset by a $0.2 million increase in other expenses. For the six months ended June 30, 2016, operating expenses increased by $0.6 million, or 3.1%, compared to the six months ended June 30, 2015. The increase from the prior period was driven primarily from an increase in interest and financing expenses and management fees. The increase in interest and financing expenses was due to a larger balance outstanding under our Credit Facility during the six months ended June 30, 2016. Management fees increased over the prior period due to growth in assets under management. This increase was offset in part by a $0.5 million decline in incentive fees due to the fee waiver implemented by the Investment Advisor for 2016.

Net realized gains/(losses) on sales of investments

During the three and six months ended June 30, 2016, we recognized $(5.6) million and $(7.9) million, respectively, of net realized (losses) on our portfolio investments. During the three and six months ended June 30, 2015, we recognized $15.8 million and $25.2 million, respectively, of net realized gains on our portfolio investments.

Net unrealized appreciation/(depreciation) on investments

Net change in unrealized appreciation/(depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended June 30, 2016, we had $5.4 million of net unrealized appreciation on portfolio investments. For the six months ended June 30, 2016, we had $(3.9) million of net unrealized (depreciation) on portfolio investments. For the three months ended June 30, 2015, we had $(16.2) million of net unrealized (depreciation) on portfolio investments. For the six months ended June 30, 2015, we had $(20.5) million of net unrealized (depreciation) on portfolio investments.

Changes in net assets resulting from operations

For the three and six months ended June 30, 2016, we recorded a net increase in net assets resulting from operations of $7.3 million and $3.1 million, respectively. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2016, our per share net increase in net assets resulting from operations was $0.46 and $0.19, respectively. For the three and six months ended June 30, 2015, we recorded a net increase in net assets resulting from operations of $4.9 million and $14.8 million, respectively. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2015, our per share net increase in net assets resulting from operations was $0.31 and $1.02, respectively.

Financial Condition, Liquidity and Capital Resources

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay dividends to our shareholders, and repay indebtedness.

On September 30, 2013, we issued 4,000,000 shares at $20.00 per share in our IPO, yielding net proceeds of $74.25 million.

We issued $113.4 million in aggregate principal amount of 7.125% fixed-rate notes in June of 2014 (the “Notes”), yielding net proceeds of $109.1 million after underwriting costs. The Notes will mature on June 16, 2021, and may be redeemed in whole or in part at any time or from time to time at our option on or after June 17, 2017 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. The Notes bear interest at a rate of 7.125% per year payable quarterly on March 16, June 16, September 16, and December 16 of each year, beginning September 16, 2014. The Notes are listed on the New York Stock Exchange under the trading symbol “CLA” with a par value $25.00 per share.

On October 17, 2014, we entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. The Credit Facility currently provides for borrowings up to $120.0 million and may be increased up to $150.0 million pursuant to its “accordion” feature. The Credit Facility matures on October 17, 2018. As of June 30, 2016, we had $69.0 million outstanding and $51.0 million available under the Credit Facility.

On April 13, 2015, we completed an underwritten offering of 3,500,000 shares of its common stock at a public offering price of $18.32 per share. The total proceeds received in the offering net of underwriting discounts and offering costs were approximately $61.7 million.

Including the net proceeds from our IPO on September 30, 2013, we have raised approximately $245.0 million in net proceeds from debt and equity offerings and obtained credit availability through our Credit Facility of $120.0 million through June 30, 2016.

On February 26, 2015, the Company’s Board authorized a program for the purpose of repurchasing up to $12.0 million worth of its common stock. Under the repurchase program, the Company could have, but was not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complied with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. The repurchase program was in place until the earlier of March 31, 2016 or until $12.0 million of our outstanding shares of common stock had been repurchased. As of June 30, 2016, the repurchase program has expired and has not been extended by the Board.

During the three and six months ended June 30, 2016, no shares were repurchased under the program. During the three and six months ended June 30, 2015, the Company repurchased 224,602 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $3.9 million. Since the approval of the repurchase program, we repurchased 774,858 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $12.0 million, utilizing the maximum amount available under the repurchase program. We are incorporated in Maryland and under the law of the state, shares repurchased are considered retired (repurchased shares become authorized but unissued shares) rather than treasury stock. As a result, the cost of the stock repurchased is recorded as a reduction to capital in excess of par value on the consolidated statements of changes in net assets.

As of June 30, 2016, Fund II had $26.2 million in regulatory capital and $32.2 million in SBA-guaranteed debentures outstanding and Fund III had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding. In addition to our existing SBA-guaranteed debentures, we may, if permitted by regulation, seek to issue additional SBA-guaranteed debentures as well as other forms of leverage and borrow funds to make investments. On June 10, 2014, we received an exemptive order from the SEC exempting us, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. We intend to comply with the conditions of the order.

As of June 30, 2016, we had $20.1 million in cash and cash equivalents, and our net assets totaled $257.5 million.

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

A summary of our significant contractual payment obligations as of June 30, 2016 are as follows (dollars in thousands):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
SBA Debentures	$11,500	$5,000	$80,700	$85,000	$182,200
Notes	—	—	113,438	—	113,438
Credit Facility	—	69,000	—	—	69,000
Total Contractual Obligations	$11,500	$74,000	$194,138	$85,000	$364,638

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

We have adopted an “opt out” DRIP for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock unless a stockholder specifically “opts out” of our DRIP. If a stockholder opts out, that stockholder will receive cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes.

The following tables summarize our distributions declared since the IPO through June 30, 2016:

Date Declared	Record Date	Payment Date	Amount Per Share
April 1, 2016	June 21, 2016	June 29, 2016	$0.1567
April 1, 2016	May 23, 2016	May 30, 2016	0.1567
April 1, 2016	April 22, 2016	April 28, 2016	0.1567
January 4, 2016	March 22, 2016	March 30, 2016	0.1567
January 4, 2016	February 19, 2016	February 26, 2016	0.1567
January 4, 2016	January 22, 2016	January 28, 2016	0.1567
		Total Distributions Declared	$0.94

Date Declared	Record Date	Payment Date	Amount Per Share
October 1, 2015	December 22, 2015	December 30, 2015	$0.1567
October 1, 2015	November 20, 2015	November 27, 2015	0.1567
October 1, 2015	October 23, 2015	October 29, 2015	0.1567
July 1, 2015	September 23, 2015	September 29, 2015	0.1567
July 1, 2015	August 21, 2015	August 28, 2015	0.1567
July 1, 2015	July 23, 2015	July 30, 2015	0.1567
April 1, 2015	June 22, 2015	June 29, 2015	0.1567
April 1, 2015	May 21, 2015	May 28, 2015	0.1567
April 1, 2015	April 23, 2015	April 29, 2015	0.1567
February 26, 2015	December 22, 2015(1)	December 30, 2015	0.0500
February 26, 2015	November 20, 2015(1)	November 27, 2015	0.0500
February 26, 2015	October 23, 2015(1)	October 29, 2015	0.0500
February 26, 2015	September 23, 2015(1)	September 29, 2015	0.0500
February 26, 2015	August 21, 2015(1)	August 28, 2015	0.0500
February 26, 2015	July 23, 2015(1)	July 30, 2015	0.0500
February 26, 2015	June 22, 2015(1)	June 29, 2015	0.0500
February 26, 2015	May 21, 2015(1)	May 28, 2015	0.0500
February 26, 2015	April 23, 2015(1)	April 29, 2015	0.0500
February 26, 2015	March 23, 2015(1)	March 30, 2015	0.0500
January 2, 2015	March 23, 2015	March 30, 2015	0.1567
January 2, 2015	February 20, 2015	February 26, 2015	0.1567
January 2, 2015	January 22, 2015	January 29, 2015	0.1567
		Total Distributions Declared	$2.38

Date Declared	Record Date	Payment Date	Amount Per Share
October 2, 2014	December 19, 2014	December 30, 2014	$0.1567
October 2, 2014	November 21, 2014	November 28, 2014	0.1567
October 2, 2014	October 22, 2014	October 30, 2014	0.1567
August 7, 2014	September 12, 2014	September 26, 2014	0.4700
May 8, 2014	June 9, 2014	June 26, 2014	0.4700
February 27, 2014	March 14, 2014	March 26, 2014	0.4700
		Total Distributions Declared	$1.88

Date Declared	Record Date	Payment Date	Amount Per Share
November 11, 2013	December 10, 2013	December 30, 2013	$0.47
		Total Distributions Declared	$0.47

(1)	On February 26, 2015, the Company’s Board of Directors declared a special distribution of $0.50 per share of the Company’s common stock, which was paid monthly over the remainder of 2015.

Related Parties

We have entered into the Investment Advisory Agreement with the Investment Advisor. Mr. Alala, our chief executive officer, president and chairman of our Board, is the managing partner and chief investment officer of the Investment Advisor, and Mr. Broyhill, a member of our Board, has an indirect controlling interest in the Investment Advisor.

In addition, an affiliate of the Investment Advisor also manages CapitalSouth Partners SBIC Fund IV, L.P. (“Fund IV”); a private investment limited partnership providing financing solutions to smaller and lower middle-market companies that had its first closing in March 2013 and obtained SBA approval for its SBIC license in April 2013. In addition to Fund IV, affiliates of the Investment Advisor may manage several affiliated funds whereby institutional limited partners in Fund IV, have had the opportunity to co-invest with Fund IV in portfolio investments. An affiliate of the Investment Advisor also manages Capitala Private Credit Fund V, L.P. (“Fund V”); a private investment limited partnership providing financing solutions to the lower middle-market and traditional middle-market. The Investment Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. To the extent permitted by the 1940 Act and interpretation of the SEC staff, the Investment Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Advisor or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Advisor’s allocation procedures. We do not expect to make co-investments, or otherwise compete for investment opportunities, with Fund IV because its focus and investment strategy differ from our own. However, we do expect to make co-investments with Fund V given its similar investment strategy.

On September 10, 2015, we, Fund II, Fund III, Fund V, and the Investment Advisor filed an application for exemptive relief with the SEC to permit an investment fund and one or more other affiliated investment funds, including future affiliated investment funds, to participate in the same investment opportunities through a proposed co-investment program where such participation would otherwise be prohibited under the 1940 Act. On June 1, 2016, the SEC issued an order permitting this relief. This exemptive relief is subject to certain conditions designed to ensure that the participation by one investment fund in a co-investment transaction would not be on a basis different from or less advantageous than that of other affiliated investment funds.

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

Off-balance sheet arrangements

As of June 30, 2016 and December 31, 2015, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $1.6 million and $4.4 million, respectively. Based on current cash balance and availability under our Credit Facility, the Company believes it has sufficient liquidity to fund our unfunded commitments as of June 30, 2016.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

Distributions

On July 1, 2016, the Company’s Board of Directors declared normal monthly distributions for July, August, and September of 2016 as set forth below:

Date Declared	Record Date	Payment Date	Distributions per Share
July 1, 2016	July 22, 2016	July 29, 2016	$0.1567
July 1, 2016	August 22, 2016	August 30, 2016	$0.1567
July 1, 2016	September 22, 2016	September 29, 2016	$0.1567

Portfolio Activity

On July 29, 2016, the Company exited its $5.0 million subordinated debt investment in Maxim Crane Works L.P. at 101% of par value.

On August 2, 2016, the Company exited its $18.4 million subordinated debt investment in Merlin International, Inc. at par.

On August 5, 2016, the Company exited its investments in MTI Holdings, LLC. The Company received $8.0 million for its subordinated debt investment, which was repaid at par. The Company also received $10.6 million for its equity investment, netting a realized gain of approximately $8.6 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will generally not be affected by changes in various interest rates, including the London Interbank Offered Rate (“LIBOR”), as assets and liabilities are fixed as of June 30, 2016. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the six months ended June 30, 2016, we did not engage in hedging activities.

As of June 30, 2016, we held 19 securities bearing a variable rate of interest. Our variable rate investments represent approximately 39.5% of the fair market value of total interest earning investments. All variable rate securities are LIBOR based and are subject to interest rate floors. As of June 30, 2016, all variable rate securities were yielding interest at a rate equal to the established interest rate floor, with the exception of a $24.0 million investment that is yielding above its existing floor. As of June 30, 2016, we had $69.0 million outstanding on our Credit Facility which has a variable rate of interest at LIBOR + 300 basis points. As of June 30, 2016, all of our other interest paying liabilities, consisting of $182.2 million in SBA-guaranteed debentures and $113.4 million in notes payable, were bearing interest at a fixed rate.

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

Based on our June 30, 2016 consolidated statements of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$4,947	$(2,070)	$2,877
Up 200 basis points	$3,010	$(1,380)	$1,630
Up 100 basis points	$1,136	$(690)	$446
Down 100 basis points	$(37)	$325	$288
Down 200 basis points	—	—	—
Down 300 basis points	—	—	—

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2016, we issued 23,001 shares of common stock under our dividend reinvestment plan. The issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the quarter ended June 30, 2016 was approximately $0.3 million. Other than the shares issued under our dividend reinvestment plan during the quarter ended June 30, 2016, we did not sell any unregistered equity securities.

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

Date: August 9, 2016	By	/s/ Joseph B. Alala III
Joseph B. Alala III
Chief Executive Officer
(Principal Executive Officer)
Capitala Finance Corp.

Date: August 9, 2016	By	/s/ Stephen A. Arnall
Stephen A. Arnall
Chief Financial Officer
(Principal Financial and Accounting Officer)
Capitala Finance Corp.