Form 10-Q
period 2016-09-30
Capitala Finance Corp.
filed 2016-11-08
CIK 1571329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2016

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

The number of shares of Capitala Finance Corp.’s common stock, $0.01 par value, outstanding as of November 7, 2016 was 15,850,778.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Capitala Finance Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of
	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $335,285 and $391,031, respectively)	$341,851	$404,513
Affiliate investments (amortized cost of $40,896 and $99,290, respectively)	62,017	117,350
Control investments (amortized cost of $100,773 and $79,866, respectively)	99,912	70,593
Total investments at fair value (amortized cost of $476,954 and $570,187, respectively)	503,780	592,456
Cash and cash equivalents	60,584	34,105
Interest and dividend receivable	5,139	5,390
Due from related parties	200	256
Prepaid expenses	181	503
Other assets	116	108
Total assets	$570,000	$632,818

LIABILITIES
SBA debentures (net of deferred financing costs of $3,060 and $3,537, respectively)	$167,640	$180,663
Notes (net of deferred financing costs of $3,168 and $3,583, respectively)	110,270	109,855
Credit Facility (net of deferred financing costs of $927 and $1,649, respectively)	37,073	68,351
Due to related parties	-	6
Management and incentive fee payable	4,718	1,687
Interest and financing fees payable	924	2,987
Accounts payable and accrued expenses	80	467
Written call option at fair value (proceeds of $20 and $0, respectively)	918	-
Total liabilities	$321,623	$364,016

Commitments and contingencies (Note 2)

NET ASSETS
Common stock, par value $.01, 100,000,000 common shares authorized, 15,844,159 and 15,777,345 common shares issued and outstanding, respectively	$158	$158
Additional paid in capital	239,917	239,104
Undistributed net investment income	8,570	8,570
Accumulated net realized loss from investments	(26,196)	(1,299)
Net unrealized appreciation on investments	26,826	22,269
Net unrealized depreciation on written call option	(898)	-
Total net assets	$248,377	$268,802

Total liabilities and net assets	$570,000	$632,818

Net asset value per share	$15.68	$17.04

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2016	2015	2016	2015

INVESTMENT INCOME
Interest and fee income:
Non-control/Non-affiliate investments	$10,520	$11,948	$31,870	$29,139
Affiliate investments	1,150	2,675	4,754	9,347
Control investments	3,545	1,285	8,681	4,010
Total interest and fee income	15,215	15,908	45,305	42,496
Payment-in-kind interest and dividend income:
Non-control/Non-affiliate investments	1,176	758	2,966	1,447
Affiliate investments	101	612	293	1,263
Control investments	241	227	707	848
Total payment-in-kind interest and dividend income	1,518	1,597	3,966	3,558
Dividend income:
Non-control/Non-affiliate investments	-	154	206	462
Affiliate investments	29	29	86	86
Control investments	545	615	2,135	823
Total dividend income	574	798	2,427	1,371
Other Income	42	-	85	-
Interest income from cash and cash equivalents	8	1	15	4
Total investment income	17,357	18,304	51,798	47,429

EXPENSES
Interest and financing expenses	4,938	4,809	14,990	14,126
Base management fee	2,619	2,781	8,049	7,778
Incentive fees	1,782	1,946	5,155	4,457
General and administrative expenses	889	981	2,984	3,148
Expenses before incentive fee waiver	10,228	10,517	31,178	29,509
Incentive fee waiver (See Note 6)	(312)	-	(1,673)	-
Total expenses, net of incentive fee waiver	9,916	10,517	29,505	29,509

NET INVESTMENT INCOME	7,441	7,787	22,293	17,920

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND WRITTEN CALL OPTION:
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	1,192	1,605	1,261	9,304
Affiliate investments	(18,222)	(12,847)	(26,303)	(5,750)
Control investments	-	(4,795)	145	5,586
Total realized gain (loss) from investments	(17,030)	(16,037)	(24,897)	9,140
Net unrealized appreciation (depreciation) on investments	8,474	16,208	4,557	(4,293)
Net unrealized depreciation on written call option	(898)	-	(898)	-
Net gain (loss) on investments and written call option	(9,454)	171	(21,238)	4,847

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(2,013)	$7,958	$1,055	$22,767

NET INCREASE (DECREASE) IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC AND DILUTED	$(0.13)	$0.49	$0.07	$1.52

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	15,829,878	16,088,979	15,807,801	15,018,537

DISTRIBUTIONS PAID PER SHARE	$0.47	$0.62	$1.41	$1.76

DISTRIBUTIONS PAYABLE PER SHARE	$-	$0.15	$-	$0.15

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except share data)

(unaudited)

	Common Stock					Net Unrealized Appreciation
	Number of Shares	Par Value	Additional Paid in Capital	Undistributed Net Investment Income	Accumulated Net Realized Gains (Losses)	(Depreciation) on Investments and Written Call Option	Total

BALANCE, December 31, 2014	12,974,420	$130	$188,408	$12,314	$803	$39,182	$240,837
Net investment income	-	-	-	17,920	-	-	17,920
Net realized gain from investments	-	-	-	-	9,140	-	9,140
Net change in unrealized depreciation on investments	-	-	-	-	-	(4,293)	(4,293)
Issuance of common stock, net of offering and underwriting costs	3,500,000	35	61,665	-	-	-	61,700
Repurchase and retirement of common stock under stock repurchase program	(624,050)	(6)	(9,882)	-	-	-	(9,888)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	45,210	-	617	-	-	-	617
Distributions declared from net investment income	-	-	-	(21,332)	-	-	(21,332)
Distributions declared from accumulated net realized gains	-	-	-	-	(7,888)	-	(7,888)
BALANCE, September 30, 2015	15,895,580	$159	$240,808	$8,902	$2,055	$34,889	$286,813

BALANCE, December 31, 2015	15,777,345	$158	$239,104	$8,570	$(1,299)	$22,269	268,802
Net investment income	-	-	-	22,293	-	-	22,293
Net realized loss from investments	-	-	-	-	(24,897)	-	(24,897)
Net change in unrealized appreciation on investments	-	-	-	-	-	4,557	4,557
Net change in unrealized depreciation on written call option	-	-	-	-	-	(898)	(898)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	66,814	-	813	-	-	-	813
Distributions declared from net investment income	-	-	-	(22,293)	-	-	(22,293)
BALANCE, September 30, 2016	15,844,159	$158	$239,917	$8,570	$(26,196)	$25,928	$248,377

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$1,055	$22,767
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(53,949)	(225,604)
Repayments and sales of investments	128,586	126,594
Net realized (gain) loss on investments	24,897	(9,140)
Net unrealized (appreciation) depreciation on investments	(4,557)	4,293
Payment-in-kind interest and dividends	(3,966)	(3,558)
Accretion of original issue discount on investments	(2,335)	(465)
Proceeds from written call option	20	-
Net unrealized depreciation on written call option	898	-
Amortization of deferred financing fees	1,614	1,433
Changes in assets and liabilities:
Interest and dividend receivable	251	(2,810)
Due from related parties	56	262
Prepaid expenses	322	(122)
Other assets	(8)	(248)
Due to related parties	(6)	(4)
Management and incentive fee payable	3,031	3,087
Interest and financing fees payable	(2,063)	(1,750)
Accounts payable and accrued expenses	(387)	(242)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$93,459	$(85,507)

CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns on SBA debentures	(13,500)	(8,000)
Proceeds from Credit Facility	4,000	76,000
Payments to Credit Facility	(36,000)	(25,000)
Issuance of common stock, net of offering and underwriting costs	-	61,700
Distributions paid to shareholders	(21,480)	(26,219)
Repurchases of common stock under stock repurchase program	-	(9,888)
Deferred financing fees paid	-	(658)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$(66,980)	$67,935

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,479	(17,572)
CASH AND CASH EQUIVALENTS, beginning of period	34,105	55,107
CASH AND CASH EQUIVALENTS, end of period	$60,584	$37,535

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$15,139	$13,033

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Distributions declared and payable	$-	$2,384
Distribution paid through dividend reinvestment plan share issuances	$813	$617

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

September 30, 2016

(unaudited)

Company (4) , (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Non-control/Non-affiliated investments - 137.6%

AAE Acquisition, LLC	Industrial Equipment Rental	Senior Secured Term Debt (12% Cash, Due 3/31/18) (1)	$11,000	$11,000	$10,742	4.3%

AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (14% fully diluted)		17	-	0.0%

				11,017	10,742	4.3%

American Clinical Solutions, LLC	Healthcare	Senior Secured Debt (10.5% Cash (3 month Libor + 9.5%, 1% Floor), Due 6/11/20)	9,222	9,222	8,834	3.6%

				9,222	8,834	3.6%

American Exteriors, LLC	Replacement Window Manufacturer	Senior Secured Debt (10% PIK, Due 12/31/16) (1)(2)	6,296	4,679	3,055	1.2%

American Exteriors, LLC	Replacement Window Manufacturer	Common Stock Warrants (10% fully diluted)		-	-	0.0%

				4,679	3,055	1.2%

AmeriMark Direct, LLC	Consumer Products	Senior Secured Debt (12.75% Cash, Due 9/9/21)	19,850	19,311	19,311	7.8%

				19,311	19,311	7.8%

B&W Quality Growers, LLC	Farming	Subordinated Debt (14% Cash, Due 7/23/20)	6,000	5,996	6,000	2.4%

B&W Quality Growers, LLC	Farming	Membership Unit Warrants (91,739 Units)		20	5,388	2.2%

				6,016	11,388	4.6%

Bluestem Brands, Inc.	Online Merchandise Retailer	Senior Secured Term Debt (8.5% Cash (1 month Libor + 7.5%, 1% Floor), Due 11/7/20)	4,342	4,222	4,222	1.7%

				4,222	4,222	1.7%

Brock Holdings III, Inc.	Industrial Specialty Services	Subordinated Debt (10% Cash (1 month Libor + 8.25%, 1.75% Floor), Due 3/16/18)	5,000	4,922	4,750	1.9%

				4,922	4,750	1.9%

Brunswick Bowling Products, Inc.	Bowling Products	Senior Secured Term Debt (8% Cash (1 month Libor + 6.0%, 2% Floor), Due 5/22/20)	1,600	1,600	1,600	0.6%

Brunswick Bowling Products, Inc.	Bowling Products	Subordinated Debt (16.25% Cash (1 month Libor + 14.25%, 2% Floor), Due 5/22/20)	5,586	5,586	5,586	2.2%

Brunswick Bowling Products, Inc.	Bowling Products	Preferred Shares (2,966 shares, 8% PIK) (6)		3,315	5,431	2.2%

				10,502	12,617	5.0%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Senior Secured Term Debt (9.5% Cash, Due 4/30/20)	5,000	4,891	5,000	2.0%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	1,347	0.5%

				4,896	6,347	2.5%

California Pizza Kitchen, Inc.	Restaurant	Subordinated Debt (11% Cash (1 month Libor + 10%, 1% Floor), Due 8/23/23)	5,000	4,852	4,852	2.0%

				4,852	4,852	2.0%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)		258	196	0.1%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock Warrants (655,908 units) (7)		264	438	0.2%

				522	634	0.3%

Cedar Electronics Holding Corp.	Consumer Electronics	Subordinated Debt (12% Cash, Due 12/26/20)	21,550	21,550	21,550	8.7%

				21,550	21,550	8.7%

Community Choice Financial, Inc.	Financial Services	Senior Secured Debt (14% Cash (1 month Libor + 13%, 1% Floor), Due 3/27/17) (8)	15,000	15,000	15,000	6.0%

				15,000	15,000	6.0%

Construction Partners, Inc.	Construction Services	Subordinated Debt (11.5% Cash, Due 6/12/20)	9,500	9,500	9,500	3.8%

				9,500	9,500	3.8%

Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9% Cash, 2% PIK, Due 11/29/21)	16,184	16,184	16,184	6.5%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	892	0.4%

				17,759	17,076	6.9%

CSM Bakery Solutions, LLC	Bakery Supplies Distributor	Subordinated Debt (8.75% Cash (1 month Libor + 7.75%, 1% Floor), Due 8/7/22)	12,000	11,805	11,400	4.6%

				11,805	11,400	4.6%

Emerging Markets Communications, LLC	Satellite Communications	Subordinated Debt (10.625% Cash (1 month Libor + 9.625%, 1% Floor), Due 7/1/22)	5,000	4,942	4,625	1.9%

				4,942	4,625	1.9%

Flavors Holdings, Inc.	Food Product Manufacturer	Senior Secured Term Debt (6.75% Cash (1 month Libor + 5.75%, 1% Floor), Due 4/3/20)	7,200	7,014	6,480	2.6%

Flavors Holdings, Inc.	Food Product Manufacturer	Subordinated Debt (11% Cash (1 month Libor + 10%, 1% Floor), Due 10/3/21)	12,000	11,653	10,560	4.3%

				18,667	17,040	6.9%

Group Cirque du Soleil, Inc.	Entertainment	Subordinated Debt (9.25% Cash (3 month Libor + 8.25%, 1% Floor), Due 7/8/23) (8)	1,000	987	987	0.4%

				987	987	0.4%

Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Senior Secured Term Debt (Due 12/9/19) (9)	2,000	2,000	1,532	0.6%

				2,000	1,532	0.6%

Kelle's Transport Service, LLC	Transportation	Senior Secured Debt (14% Cash, Due 3/31/19)	13,847	13,840	13,847	5.6%

Kelle's Transport Service, LLC	Transportation	Preferred Units (1,000 units, 10% PIK Dividend) (6)		3,346	3,346	1.3%

Kelle's Transport Service, LLC	Transportation	Common Stock Warrants (15% fully diluted)		23	574	0.2%

				17,209	17,767	7.1%

Medical Depot, Inc.	Medical Device Distributor	Subordinated Debt (14% Cash, Due 9/27/20) (1)	14,667	14,667	14,667	5.9%

Medical Depot, Inc.	Medical Device Distributor	Series C Convertible Preferred Stock (740 shares)		1,333	6,686	2.7%

				16,000	21,353	8.6%

Nielsen & Bainbridge, LLC	Home Décor Manufacturer	Subordinated Debt (10.25% Cash (6 month Libor + 9.25%, 1% Floor), Due 8/15/21)	15,000	14,841	14,700	5.9%

				14,841	14,700	5.9%

Nth Degree, Inc.	Business Services	Senior Secured Debt (8.0% Cash (1 month Libor + 7%, 1% Floor), 1% PIK, Due 12/14/20)	9,879	9,879	9,879	4.0%

Nth Degree, Inc.	Business Services	Senior Secured Debt (12.5% Cash (1 month Libor + 11.5%, 1% Floor), 2% PIK, Due 12/14/20)	7,314	7,314	7,314	3.0%

Nth Degree, Inc.	Business Services	Preferred Stock (10% PIK dividend) (6)		2,597	3,825	1.5%

				19,790	21,018	8.5%

Portrait Innovations, Inc.	Professional and Personal Digital Imaging	Senior Secured Term Debt (12% Cash, Due 2/26/20)	9,000	9,000	9,000	3.6%

				9,000	9,000	3.6%

Sequoia Healthcare Management, LLC	Healthcare Management	Senior Secured Term Debt (12% Cash, 4% PIK, Due 7/17/19)	11,140	11,025	11,140	4.5%

				11,025	11,140	4.5%

Sierra Hamilton, LLC	Oil & Gas Engineering and Consulting Services	Senior Secured Debt (12.25% Cash, Due 12/15/18)	15,000	15,000	7,350	3.0%

				15,000	7,350	3.0%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	1,002	0.4%

				758	1,002	0.4%

Tenere, Inc.	Industrial Manufacturing	Senior Secured Term Debt (11% Cash, 2% PIK, Due 12/15/17)	3,510	3,510	3,510	1.4%

				3,510	3,510	1.4%

U.S. Well Services, LLC	Oil & Gas Services	Senior Secured Debt (12.0% Cash (1 month Libor + 11.5%, 0.5% floor), Due 5/2/19)	14,123	14,083	13,225	5.3%

				14,083	13,225	5.3%

Velum Global Credit Management, LLC	Financial Services	Senior Secured Debt (15% PIK, Due 12/31/17) (1)(8)	10,158	10,158	10,158	4.1%

				10,158	10,158	4.1%

Vology, Inc.	Information Technology	Subordinated Debt (15% Cash (3 month Libor + 14%, 1% Floor, 2% PIK), Due 1/24/21)	8,041	8,041	8,041	3.2%

				8,041	8,041	3.2%

Western Windows Systems, LLC	Building Products	Senior Secured Term Debt (11.9% Cash, Due 7/31/20) (3)	10,500	10,500	10,500	4.2%

Western Windows Systems, LLC	Building Products	Membership units (39,860 units)		3,000	7,625	3.1%

				13,500	18,125	7.3%

Sub Total Non-control/Non-affiliated investments				$335,285	$341,851	137.6%

Affiliate investments - 25.0%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Senior Subordinated Debt (14% Cash, Due 8/9/19) (10)	$3,000	$3,000	$3,000	1.3%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Junior Subordinated Debt (12% Cash, Due 8/9/19) (10)	5,828	5,828	5,828	2.3%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock (1,253,198 shares)		1,504	1,093	0.4%

				10,332	9,921	4.0%

City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 9/28/17) (1)	8,231	8,231	8,231	3.4%

City Gear, LLC	Footwear Retail	Preferred Membership Units (2.78% fully diluted, 9% Cash Dividend) (6)		1,269	1,269	0.5%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.38% fully diluted)		-	9,312	3.7%

				9,500	18,812	7.6%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8% PIK dividend) (6)		2,587	2,928	1.2%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,046	0.4%

				2,589	3,974	1.6%

J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13% Cash, Due 7/16/18)	5,182	5,182	5,182	2.1%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	-	0.0%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (4,506 shares)		-	-	0.0%

				6,000	5,182	2.1%

LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)		1,525	5,362	2.2%

				1,525	5,362	2.2%

MJC Holdings, LLC	Specialty Clothing	Series A Preferred Units (2,000,000 units)		1,000	4,544	1.8%

				1,000	4,544	1.8%

MMI Holdings, LLC	Medical Device Distributor	Senior Secured Debt (12% Cash, Due 1/31/17) (1)	2,600	2,600	2,600	1.0%

MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 1/31/17) (1)	400	388	400	0.2%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6% PIK dividend) (6)		1,279	1,411	0.6%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	259	0.1%

				4,267	4,670	1.9%

MTI Holdings, LLC	Retail Display & Security Services	Membership Units (2,000,000 units)(12)		-	671	0.3%

				-	671	0.3%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Subordinated Debt (13% Cash, Due 2/17/17)	1,425	1,425	1,425	0.6%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership)		750	1,117	0.4%

				2,175	2,542	1.0%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares)(12)		-	109	0.0%

				-	109	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Senior Secured Term Debt (15% PIK, Due 11/26/16)	527	527	527	0.2%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Bridge Note (0% Cash, Due 11/26/16) (1)	663	361	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 2 Note (0% Cash, Due 11/26/16) (1)	81	44	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Senior Subordinated Note (0% Cash, Due 11/26/16) (1)	3,563	2,369	3,563	1.4%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 3 Note (0% Cash, Due 11/26/16) (1)	299	207	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Junior Subordinated Note (0% Cash, Due 11/26/16) (1)	2,750	-	2,140	0.9%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 4 Note (0% Cash, Due 11/26/16) (1)	243	-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-1 Preferred Stock (255,102 shares)		-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-3 Preferred Stock (88,194 shares)		-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-5 Preferred Stock (20,530 shares)		-	-	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Common Stock Warrants (2,063,629 warrants)		-	-	0.0%

				3,508	6,230	2.5%

Sub Total Affiliate investments				$40,896	$62,017	25.0%

Control investments- 40.2%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Senior Secured Term Debt (12% Cash, 4% PIK, Due 5/24/18)	$11,365	$11,365	$11,365	4.6%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (21.3% ownership)		1,394	242	0.1%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (10% ownership)		-	123	0.0%

				12,759	11,730	4.7%

Capitala Senior Liquid Loan Fund I, LLC	Investment Fund	Common Stock (80% ownership) (8)		20,000	20,355	8.2%

				20,000	20,355	8.2%

Eastport Holdings, LLC	Business Services	Subordinated Debt (13.84% Cash (3 month Libor + 13%, 0.5% Floor), Due 4/29/20)	16,500	13,792	16,500	6.6%

Eastport Holdings, LLC	Business Services	Membership Units (30.1% fully diluted) (11)		4,733	7,578	3.1%

				18,525	24,078	9.7%

Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/15/18) (1)	1,862	1,862	1,862	0.7%

Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/15/18) (1)	3,948	3,948	3,948	1.6%

Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	1,629	0.7%

				7,439	7,439	3.0%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Senior Secured Term Debt (15%, 2% PIK at company's option, Due 10/30/20) (1)	6,500	6,500	6,500	2.6%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10% Cash Dividend)		1,000	1,000	0.4%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	6,093	2.5%

				7,501	13,593	5.5%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/16) (2)	9,016	8,655	6,492	2.6%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)		3,278	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)		2,365	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,107 shares)		33	-	0.0%

				14,331	6,492	2.6%

Print Direction, Inc.	Printing Services	Senior Secured Term Debt (10% Cash, 2% PIK, Due 2/24/19)	17,228	17,228	16,225	6.5%

Print Direction, Inc.	Printing Services	Common Stock (18,543 shares)		2,990	-	0.0%

Print Direction, Inc.	Printing Services	Common Stock Warrants (820 shares)		-	-	0.0%

				20,218	16,225	6.5%

Sub Total Control investments				$100,773	$99,912	40.2%

TOTAL INVESTMENTS - 202.8%				$476,954	$503,780	202.8%

(1) The maturity date of the original investment has been extended.

(2) Non-accrual investment.

(3) The cash rate equals the approximate current yield on our last-out portion of the unitranche facility.

(4) All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.

(5) Percentages are based on net assets of $248,377 as of September 30, 2016.

(6) The equity investment is income producing, based on rate disclosed.

(7) The equity investment has an exercisable put option.

(8) Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2016, 8.2% of the Company's total assets were non-qualifying assets.

(9) Interest rate was amended to zero. The Company is entitled to receive earn-out payments of up to $2.4 million in satisfaction of the debt.

(10) In addition to the stated rate, the investment is paying 3% default interest.

(11) The Company has written a call option that enables CapitalSouth Partners Florida Sidecar Fund II, L.P. to purchase up to 31.25% of the Company's interest at a strike price of $1.5 million. As of September 30, 2016, the fair value of the written call option is approximately $0.9 million. See Note 4 to the consolidated financial statements for further detail on the written call option transaction.

(12) The investment has been exited. The residual value reflects estimated escrow to be settled post-closing.

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2015

Company (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Non-control/Non-affiliated investments - 150.5%

AAE Acquisition, LLC	Industrial Equipment Rental	Senior Secured Term Debt (12% Cash, Due 3/31/18) (1)	$11,000	$11,000	$11,000	4.1%

AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (14% fully diluted)		17	2,181	0.8%

				11,017	13,181	4.9%

American Clinical Solutions, LLC	Healthcare	Senior Secured Debt (10.5% Cash (3 month Libor + 9.5%, 1% Floor), Due 6/11/20)	9,750	9,750	9,750	3.6%

				9,750	9,750	3.6%

American Exteriors, LLC	Replacement Window Manufacturer	Senior Secured Debt (14% Cash, Due 1/15/16) (1)(2)	4,879	3,679	3,196	1.2%

American Exteriors, LLC	Replacement Window Manufacturer	Common Stock Warrants (15% fully diluted)		-	-	0.0%

				3,679	3,196	1.2%

B&W Quality Growers, LLC	Farming	Subordinated Debt (14% Cash, Due 7/23/20)	10,000	9,992	10,000	3.7%

B&W Quality Growers, LLC	Farming	Membership Unit Warrants (91,739 Units)		20	5,408	2.0%

				10,012	15,408	5.7%

Bluestem Brands, Inc.	Online Merchandise Retailer	Senior Secured Term Debt (8.5% Cash (1 month Libor + 7.5%, 1% Floor), Due 11/7/20)	4,529	4,382	4,382	1.6%

				4,382	4,382	1.6%

Boot Barn Holdings, Inc.	Western Wear Retail	Common Stock (95,252 shares) (8)		381	1,171	0.4%

				381	1,171	0.4%

Brock Holdings III, Inc.	Industrial Specialty Services	Subordinated Debt (10% Cash (1 month Libor + 8.25%, 1.75% Floor), Due 3/16/18)	5,000	4,881	4,881	1.8%

				4,881	4,881	1.8%

Brunswick Bowling Products, Inc.	Bowling Products	Senior Secured Term Debt (8% Cash (1 month Libor + 6.0%, 2% Floor), Due 5/22/20)	2,000	2,000	2,000	0.7%

Brunswick Bowling Products, Inc.	Bowling Products	Subordinated Debt (16.25% Cash (1 month Libor + 14.25%, 2% Floor), Due 5/22/20)	6,983	6,983	6,983	2.6%

Brunswick Bowling Products, Inc.	Bowling Products	Preferred Shares (2,966 shares, 8% PIK) (6)		3,118	3,141	1.2%

				12,101	12,124	4.5%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Senior Secured Term Debt (9.5% Cash, Due 4/30/20)	5,000	4,868	4,868	1.8%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	533	0.2%

				4,873	5,401	2.0%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)		258	223	0.1%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock Warrants (655,908 units) (7)		264	498	0.2%

				522	721	0.3%

Cedar Electronics Holding Corp.	Consumer Electronics	Subordinated Debt (12% Cash, Due 12/26/20)	28,300	28,300	28,300	10.5%

				28,300	28,300	10.5%

Community Choice Financial, Inc.	Financial Services	Senior Secured Debt (14% Cash (1 month Libor + 13%, 1% Floor), Due 3/27/17) (8) (11)	17,161	17,161	17,161	6.4%

				17,161	17,161	6.4%

Construction Partners, Inc.	Construction Services	Subordinated Debt (11.5% Cash, Due 6/12/20)	12,500	12,500	12,500	4.7%

				12,500	12,500	4.7%

Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9% Cash, 2% PIK, Due 11/29/21)	15,941	15,941	15,941	5.9%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	1,917	0.7%

				17,516	17,858	6.6%

Crowley Holdings, Inc.	Transportation	Series A Income Preferred Shares (6,000 shares, 10% Cash, 2% PIK dividend) (6)		6,271	6,271	2.3%

				6,271	6,271	2.3%

CSM Bakery Solutions, LLC	Bakery Supplies Distributor	Subordinated Debt (8.75% Cash (1 month Libor + 7.75%, 1% Floor), Due 8/7/22)	17,000	16,687	16,146	6.0%

				16,687	16,146	6.0%

DSW Homes, LLC	Disaster Recovery Homebuilding	Subordinated Debt (12.61% Cash (3 month Libor + 12%), Due 9/24/18)	2,000	2,000	2,000	0.7%

				2,000	2,000	0.7%

Emerging Markets Communications, LLC	Satellite Communications	Subordinated Debt (10.625% Cash (1 month Libor + 9.625%, 1% Floor), Due 7/1/22)	5,000	4,932	4,932	1.8%

				4,932	4,932	1.8%

Flavors Holdings, Inc.	Food Product Manufacturer	Senior Secured Term Debt (6.75% Cash (1 month Libor + 5.75%, 1% Floor), Due 4/3/20)	7,500	7,265	6,917	2.6%

Flavors Holdings, Inc.	Food Product Manufacturer	Subordinated Debt (11% Cash (1 month Libor + 10%, 1% Floor), Due 10/3/21)	12,000	11,601	10,519	3.9%

				18,866	17,436	6.5%

Group Cirque du Soleil, Inc.	Entertainment	Subordinated Debt (9.25% Cash (3 month Libor + 8.25%, 1% Floor), Due 7/8/23) (8)	1,000	986	986	0.4%

				986	986	0.4%

Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Senior Secured Term Debt (Due 12/9/19) (14)	2,000	2,000	1,800	0.7%

				2,000	1,800	0.7%

Kelle's Transport Service, LLC	Transportation	Senior Secured Debt (14% Cash, Due 3/31/19)	14,562	14,551	14,562	5.4%

Kelle's Transport Service, LLC	Transportation	Preferred Units (1,000 units, 10% PIK Dividend) (6)		3,101	3,101	1.2%

Kelle's Transport Service, LLC	Transportation	Common Stock Warrants (15% fully diluted)		22	3,310	1.2%

				17,674	20,973	7.8%

Maxim Crane Works, L.P.	Crane Rental and Sales	Subordinated Debt (10.25% Cash (1 month Libor + 9.25%, 1% Floor), Due 11/26/18)	5,000	5,032	5,032	1.9%

				5,032	5,032	1.9%

Medical Depot, Inc.	Medical Device Distributor	Subordinated Debt (14% Cash, Due 9/27/20) (1)	14,667	14,667	14,667	5.5%

Medical Depot, Inc.	Medical Device Distributor	Series C Convertible Preferred Stock (740 shares)		1,333	8,345	3.1%

				16,000	23,012	8.6%

Merlin International, Inc.	IT Government Contracting	Subordinated Debt (12.5% Cash, Due 12/16/19)	20,000	20,000	20,000	7.4%

				20,000	20,000	7.4%

Nielsen & Bainbridge, LLC	Home Décor Manufacturer	Subordinated Debt (10.25% Cash (6 month Libor + 9.25%, 1% Floor), Due 8/15/21)	15,000	14,816	14,614	5.4%

				14,816	14,614	5.4%

Nth Degree, Inc.	Business Services	Senior Secured Debt (8.0% Cash (1 month Libor + 7%, 1% Floor), 1% PIK, Due 12/14/20)	12,256	12,256	12,256	4.6%

Nth Degree, Inc.	Business Services	Senior Secured Debt (12.5% Cash (1 month Libor + 11.5%, 1% Floor), 2% PIK, Due 12/14/20)	9,009	9,009	9,009	3.4%

Nth Degree, Inc.	Business Services	Preferred Stock (10% PIK dividend) (6)		3,015	3,015	1.1%

				24,280	24,280	9.1%

Portrait Innovations, Inc.	Professional and Personal Digital Imaging	Senior Secured Term Debt (12% Cash, Due 2/26/20)	15,000	15,000	15,000	5.6%

				15,000	15,000	5.6%

Sequoia Healthcare Management, LLC	Healthcare Management	Senior Secured Term Debt (12% cash, 4% PIK, due 7/17/19)	11,525	11,370	11,525	4.3%

				11,370	11,525	4.3%

Sierra Hamilton, LLC	Oil & Gas Engineering and Consulting Services	Senior Secured Debt (12.25% Cash, Due 12/15/18)	15,000	15,000	10,075	3.7%

				15,000	10,075	3.7%

Sparus Holdings, Inc.	Energy Services	Senior Secured Term Debt (12% Cash, Due 9/30/16)(1)	5,120	5,120	5,120	1.9%

Sparus Holdings, Inc.	Energy Services	Subordinated Debt (12% Cash, Due 9/30/16) (1)	5,380	5,380	5,380	2.0%

				10,500	10,500	3.9%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	758	0.3%

				758	758	0.3%

Tenere, Inc.	Industrial Manufacturing	Senior Secured Term Debt (11% Cash, 2% PIK, Due 12/15/17) (9)	3,582	3,582	3,582	1.3%

				3,582	3,582	1.3%

U.S. Well Services, LLC	Oil & Gas Services	Senior Secured Debt (12.0% Cash (1 month Libor + 11.5%, 0.5% floor), Due 5/2/19)	14,189	14,133	14,189	5.3%

				14,133	14,189	5.3%

Velum Global Credit Management, LLC	Financial Services	Senior Secured Debt (15% PIK, Due 12/31/17) (1) (8)	9,069	9,069	9,069	3.4%

				9,069	9,069	3.4%

Vology, Inc.	Information Technology	Subordinated Debt (15% Cash (3 month Libor + 14%, 1% Floor), Due 1/24/21)	8,000	8,000	8,000	3.0%

				8,000	8,000	3.0%

Western Windows Systems, LLC	Building Products	Senior Secured Term Debt (12.2% Cash, Due 7/31/20) (3)	14,000	14,000	14,000	5.3%

Western Windows Systems, LLC	Building Products	Membership units (39,860 units)		3,000	4,299	1.6%

				17,000	18,299	6.9%

Sub Total Non-control/Non-affiliated investments				$391,031	$404,513	150.5%

Affiliate investments - 43.6%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Senior Subordinated Debt (14% Cash, Due 8/9/19)	$3,000	$3,000	$3,000	1.1%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Junior Subordinated Debt (12% Cash, Due 8/9/19)	5,828	5,828	5,828	2.2%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock (1,253,198 shares)		1,504	3,080	1.1%

				10,332	11,908	4.4%

City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 9/28/17) (1)	8,231	8,231	8,231	3.1%

City Gear, LLC	Footwear Retail	Preferred Membership Units (2.78% fully diluted, 9% Cash dividend) (6)		1,269	1,269	0.5%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.38% fully diluted)		-	9,182	3.4%

				9,500	18,682	7.0%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8% PIK dividend) (6)		2,413	2,764	1.0%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,162	0.4%

				2,415	3,926	1.4%

J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13% Cash, Due 7/16/18) (13)	5,182	5,182	5,182	1.9%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	-	0.0%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (4,506 shares)		-	-	0.0%

				6,000	5,182	1.9%

LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)		1,525	3,342	1.2%

				1,525	3,342	1.2%

MJC Holdings, LLC	Specialty Clothing	Series A Preferred Units (2,000,000 units)		1,000	4,696	1.7%

				1,000	4,696	1.7%

MMI Holdings, LLC	Medical Device Distributor	Senior Secured Debt (12% Cash, Due 1/31/17) (1)	2,600	2,600	2,600	1.0%

MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 1/31/17) (1)	400	388	400	0.1%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6% PIK dividend) (6)		1,216	1,350	0.5%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	319	0.1%

				4,204	4,669	1.7%

MTI Holdings, LLC	Retail Display & Security Services	Subordinated Debt (12% Cash, Due 11/1/18)	8,000	8,000	8,000	3.0%

MTI Holdings, LLC	Retail Display & Security Services	Membership Units (2,000,000 units)		2,000	13,917	5.3%

				10,000	21,917	8.3%

Source Capital ABUTEC, LLC	Oil & Gas Services	Senior Secured Term Debt (12% Cash, 3% PIK, Due 12/28/17) (2)(12)	5,741	5,404	2,247	0.8%

Source Capital ABUTEC, LLC	Oil & Gas Services	Preferred Membership Units (10.5% fully diluted)		1,240	-	0.0%

				6,644	2,247	0.8%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Subordinated Debt (13% Cash, Due 2/17/17)	2,500	2,500	2,500	0.9%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Common Stock Warrants (6.65% ownership)		-	616	0.2%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership)		750	865	0.3%

				3,250	3,981	1.4%

Source Recycling, LLC	Scrap Metal Recycler	Subordinated Debt (13% Cash, Due 9/2/16) (2)	5,000	5,000	3,106	1.2%

				5,000	3,106	1.2%

STX Healthcare Management Services, Inc.	Dental Practice Management	Subordinated Debt (12.5% Cash, Due 7/31/18) (1)	6,425	6,425	6,398	2.4%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares)		1,200	1,047	0.4%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock Warrants (1,154,254 shares)		218	1,007	0.4%

				7,843	8,452	3.2%

TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 2/1/19) (2)	13,718	13,649	8,368	3.2%

TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 2/1/19) (2)	10,931	10,876	6,668	2.5%

TCE Holdings, Inc.	Oil & Gas Services	Class A Common Stock (3,600 shares)		3,600	-	0.0%

				28,125	15,036	5.7%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Senior Secured Term Debt (15% PIK, Due 11/26/16)	471	471	1,047	0.4%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Bridge Note (0% Cash, Due 11/26/16) (1)	663	361	663	0.2%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 2 Note (0% Cash, Due 11/26/16) (1)	81	44	81	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Senior Subordinated Note (0% Cash, Due 11/26/16) (1)	3,563	2,369	3,563	1.3%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 3 Note (0% Cash, Due 11/26/16) (1)	299	207	299	0.1%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Junior Subordinated Note (0% Cash, Due 11/26/16) (1)	2,750	-	2,750	1.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Tier 4 Note (0% Cash, Due 11/26/16) (1)	243	-	243	0.1%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-1 Preferred Stock (255,102 shares)		-	178	0.1%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-3 Preferred Stock (88,194 shares)		-	55	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-5 Preferred Stock (20,530 shares)		-	1,327	0.5%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Common Stock Warrants (2,063,629 warrants)		-	-	0.0%

				3,452	10,206	3.7%

Sub Total Affiliate investments				$99,290	$117,350	43.6%

Control investments - 26.3%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Senior Secured Term Debt (12% Cash, 4% PIK, Due 5/24/18)	$11,025	$11,025	$11,025	4.1%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (1,125,000 shares)		1,125	9	0.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (570,000 shares)		-	4	0.0%

				12,150	11,038	4.1%

Capitala Senior Liquid Loan Fund I, LLC	Investment Fund	Common Stock (80% ownership) (8)		20,000	17,867	6.6%

				20,000	17,867	6.6%

Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/16/16)	1,862	1,862	1,862	0.7%

Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/16/16)	3,830	3,830	3,830	1.4%

Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	1,629	0.6%

				7,321	7,321	2.7%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Senior Secured Term Debt (15%, 2% PIK at Company's option, Due 10/30/20) (1) (10)	6,500	6,500	6,500	2.4%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10% Cash Dividend) (6)		1,000	1,000	0.4%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	5,354	2.0%

				7,501	12,854	4.8%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/16) (2)	8,539	8,448	4,425	1.6%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)		3,278	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)		2,365	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,107 shares)		33	-	0.0%

				14,124	4,425	1.6%

Print Direction, Inc.	Printing Services	Senior Secured Term Debt (10% Cash, 2% PIK, Due 2/24/19)	15,780	15,780	15,780	6.0%

Print Direction, Inc.	Printing Services	Common Stock (18,543 shares)		2,990	1,253	0.5%

Print Direction, Inc.	Printing Services	Common Stock Warrants (820 shares)		-	55	0.0%

				18,770	17,088	6.5%

Sub Total Control investments				$79,866	$70,593	26.3%

TOTAL INVESTMENTS - 220.4%				$570,187	$592,456	220.4%

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

September 30, 2016

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim periods, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the period ended December 31, 2015, filed with the United States Securities and Exchange Commission (“SEC”) on March 8, 2016.

The Company’s financial statements as of September 30, 2016 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its consolidated subsidiaries (Fund II, Fund III, and the Florida Sidecar) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a market for the securities existed. Accordingly, the degree of judgment exercised by the Board in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

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

In estimating the fair value of portfolio investments, the Company starts with the cost basis of the investment, which includes original issue discount or premium and payment-in-kind (“PIK”) income, if any. The transaction price is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected fair values.

As a practical expedient, the Company uses net asset value (“NAV”) as the basis for the fair value of its investment in CSLLF. CSLLF records its underlying investments at fair value on a daily basis utilizing pricing information from third-party sources. Management may perform model-based analytical valuations in instances where an investment is considered illiquid or for which pricing is not available from third-party sources.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income and paid-in-kind interest income: Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company has loans in the portfolio that contain a PIK provision. The PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due.

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

Dividend income and paid-in-kind dividends: Dividend income is recognized on the date dividends are declared. Dividend income may be reversed in the event that a previously declared dividend is no longer expected to be paid by the portfolio company. The Company holds preferred equity investments in the portfolio that contain a payment-in-kind dividend (“PIK dividends”) provision. PIK dividends, which represent contractually deferred dividends added to the equity balance, are recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company will typically cease accrual of PIK dividends when the fair value of the equity investment is less than the cost basis of the investment or when it is otherwise determined by management that PIK dividends are unlikely to be collected. If management determines that a decline in fair value is temporary in nature and the PIK dividends are more likely than not to be collected, management may elect to continue accruing PIK dividends.

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

Commitments and Contingencies

As of September 30, 2016 and December 31, 2015, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $0.0 million and $4.4 million, respectively.

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that can lead to the execution of these provisions against the Company. Based on its history and experience, management believes that the likelihood of such an event is remote.

In the ordinary course of business, the Company may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Company or result in direct losses to the Company. In management’s opinion, no direct losses with respect to litigation contingencies were probable as of September 30, 2016 and December 31, 2015. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.

Income Taxes

The Company has elected to be treated for U.S. federal income tax purposes, and intends to comply with the requirements to qualify annually thereafter, as a RIC under Subchapter M of the Code and, among other things, intends to make the requisite distributions to its stockholders which will relieve the Company from U.S. federal income taxes. Therefore, no provision has been recorded for U.S. federal income taxes.

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

In accordance with certain applicable U.S. Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20.0% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. For income tax purposes, the Company has paid distributions on its common stock from ordinary income in the amount of $25.1 million during the tax year ended August 31, 2015.

ASC Topic 740, Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of September 30, 2016 and December 31, 2015, there were no uncertain tax positions.

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

The Company’s activities since commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three and nine months ended September 30, 2016 and September 30, 2015. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

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

Note 3. Recent Accounting Pronouncements

In April 2015, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the consolidated statements of assets and liabilities as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for fiscal years that begin after December 15, 2015. Management elected to early adopt this standard as of October 1, 2015 and the required disclosures are presented in the consolidated financial statements. The adoption of the provisions of ASU 2015-03 did not materially impact the Company’s consolidated financial position or results of operations.

In May 2015, FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820) — Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share. ASU 2015-07 permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment and provides guidance on required disclosures for such investments. The standard is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The adoption of the provisions of ASU 2015-07 did not materially impact the Company’s consolidated financial position or results of operations.

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

Note 4. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through our subsidiaries that are licensed by the SBA under the SBIC Act, we offer customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. We invest primarily in traditional mezzanine, senior subordinated and unitranche debt, as well as senior and second-lien loans and, to a lesser extent, equity securities issued by lower middle-market and middle-market companies. As of September 30, 2016, our portfolio consisted of investments in 51 portfolio companies with a fair value of approximately $503.8 million.

During the three months ended September 30, 2016, the Company made approximately $26.0 million of investments and had approximately $111.9 million in repayments and sales of investments resulting in net repayments/sales of approximately $85.9 million for the period. During the three months ended September 30, 2015, the Company made approximately $55.6 million of investments and had approximately $34.7 million in repayments and sales of investments resulting in net investments of approximately $20.9 million for the period.

During the nine months ended September 30, 2016, the Company made approximately $53.9 million of investments and had approximately $128.6 million in repayments and sales of investments resulting in net repayments/sales of approximately $74.7 million for the period. During the nine months ended September 30, 2015, the Company made approximately $225.6 million of investments and had approximately $126.6 million in repayments and sales of investments resulting in net investments of approximately $99.0 million for the period.

On August 31, 2016, the Company sold a portion of 14 securities across 10 portfolio companies to CapitalSouth Partners Florida Sidecar Fund II, L.P. (“FSC II”), including granting an option to acquire the Company’s equity investment in Eastport Holdings, LLC (the “Written Call Option”), in exchange for 100% of the partnership interests in FSC II. Concurrent with the sale of these assets to FSC II, the Company received cash consideration of $47.6 million from an affiliated third-party purchaser in exchange for 100% of the partnership interests of FSC II. These assets were sold to FSC II at their June 30, 2016 fair market values, resulting in a net realized gain of $0.1 million. The proceeds from the redemption of partnership interests in FSC II are included in gross repayments and sales of investments received for the period. The Company’s Board of Directors pre-approved this transaction pursuant to Section 57(f) of the 1940 Act.

The Written Call Option granted the purchaser the right to purchase up to 31.25% of the Company’s equity investment in Eastport Holdings, LLC. The Written Call Option has a strike price of $1.5 million and a termination date of August 31, 2018. The fair value of the Written Call Option, which has been treated as a derivative liability and is recorded in the financial statement line item written call option at fair value in our consolidated statements of assets and liabilities, was approximately $0.9 million as of September 30, 2016. For purposes of determining the fair value of the Written Call Option, the Company calculated the difference in the fair value of the underlying equity investment in Eastport Holdings, LLC and the strike price of the Written Call Option, or intrinsic value. The time value of the Written Call Option as of September 30, 2016 was determined to be insignificant. The Written Call Option is classified as a Level 3 financial instrument. The Written Call Option was the only option contract granted by the Company during the three and nine months ended September 30, 2016, and the Written Call Option remains outstanding as of September 30, 2016.

During the three and nine months ended September 30, 2016, the Company funded $0.0 million and $2.8 million, respectively, of previously committed capital to existing portfolio companies. During the three and nine months ended September 30, 2016, the Company funded $26.0 million and $51.1 million, respectively, of investments in portfolio companies for which it was not previously committed to fund. During the three and nine months ended September 30, 2015, the Company funded $10.8 million and $52.4 million, respectively, of previously committed capital to existing portfolio companies. During the three and nine months ended September 30, 2015, the Company funded $44.8 million and $173.2 million, respectively, of investments in portfolio companies for which it was not previously committed to fund. In addition to investing directly in portfolio companies, the Company may assist portfolio companies in securing financing from other sources by introducing portfolio companies to sponsors or by leading a syndicate of investors to provide the portfolio companies with financing. During the three and nine months ended September 30, 2016, the Company did not lead any syndicates and did not assist any portfolio companies in obtaining indirect financing. During the three and nine months ended September 30, 2015, the Company assisted one company in securing financing from other sources as part of a unitranche loan syndication.

The composition of our investments as of September 30, 2016, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$221,467	46.4%	$208,916	41.5%
Subordinated Debt	190,818	40.0	191,973	38.1
Equity and Warrants	44,669	9.4	82,536	16.4
Capitala Senior Liquid Loan Fund I, LLC	20,000	4.2	20,355	4.0
Total	$476,954	100.0%	$503,780	100.0%

The composition of our investments as of December 31, 2015, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$226,973	39.8%	$218,660	36.9%
Subordinated Debt	268,899	47.2	256,278	43.3
Equity and Warrants	54,315	9.5	99,651	16.8
Capitala Senior Liquid Loan Fund I, LLC	20,000	3.5	17,867	3.0
Total	$570,187	100.0%	$592,456	100.0%

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

The following table presents the fair value measurements of investments, by major class, as of September 30, 2016 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
Senior Secured Debt	$—	$—	$208,916	$208,916
Subordinated Debt	—	—	191,973	191,973
Equity and Warrants	—	—	82,536	82,536
Total	$—	$—	$483,425	$483,425

(1)	Excludes our $20.4 million investment in CSLLF, measured at NAV.

The following table presents fair value measurements of the Written Call Option as of September 30, 2016 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Written Call Option	$—	$—	$(918)	$(918)
Total	$—	$—	$(918)	$(918)

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2016 (dollars in thousands):

	Senior Secured Debt	Subordinated Debt	Equity and Warrants	Total(1)
Balance as of January 1, 2016	$218,660	$256,278	$98,480	$573,418
Repayments/sales	(27,750)	(78,048)	(21,734)	(127,532)
Purchases	24,489	24,324	5,136	53,949
Payment-in-kind interest and dividends accrued	2,608	429	929	3,966
Accretion of original issue discount	170	2,165	—	2,335
Realized gain (loss) from investments	(5,024)	(26,951)	6,404	(25,571)
Net unrealized appreciation (depreciation) on investments	(4,237)	13,776	(6,679)	2,860
Balance as of September 30, 2016	$208,916	$191,973	$82,536	$483,425

(1)	Excludes our $20.4 million investment in CSLLF, measured at NAV.

The following table provides a reconciliation of the beginning and ending balances for the Written Call Option that use Level 3 inputs for the nine months ended September 30, 2016 (dollars in thousands):

Written Call Option
Balance as of January 1, 2016	$-
Net unrealized depreciation on Written Call Option	(898)
Proceeds from Written Call Option	(20)
Balance as of September 30, 2016	$(918)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2015 (dollars in thousands):

	Senior Secured Debt	Subordinated Debt	Equity and Warrants	Total(1)
Balance as of January 1, 2015	$146,314	$222,300	$100,803	$469,417
Repayments/sales	(24,651)	(58,376)	(30,585)	(113,612)
Purchases	95,412	102,601	7,591	205,604
Payment-in-kind interest and dividends accrued	1,680	1,255	623	3,558
Accretion of original issue discount	284	180	1	465
Realized gain (loss) from investments	(985)	(15,595)	14,756	(1,824)
Net unrealized appreciation (depreciation) on investments	(2,421)	7,938	(2,240)	3,277
Balance as of September 30, 2015	$215,633	$260,303	$90,949	$566,885

(1)	Excludes our $19.6 million investment in CSLLF, measured at NAV.

The net change in unrealized appreciation (depreciation) on investments held as of September 30, 2016 and September 30, 2015, was $(1.7) million and $8.7 million, respectively, and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of September 30, 2016 were as follows:

	Fair Value (2) (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
Subordinated debt	$185.9	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	9.3% - 30.0% (13.6%) 0.2x - 6.9x (4.2x) $2.5 million - $194.1 million ($46.0 million)
Subordinated debt	$6.1	Enterprise Value Waterfall	Adjusted EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	6.0x - 6.0x (6.0x) $1.9 million - $1.9 million ($1.9 million) 2.2x - 2.2x (2.2x) $19.7 million - $19.7 million ($19.7 million)
Senior secured debt	$180.2	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	8.0% - 17.0% (13.9%) 0.9x - 6.8x (3.9x) $1.9 million - $166.0 million ($25.1 million)
Senior secured debt	$28.7	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	5.0x - 5.0x (5.0x) $3.2 million - $3.2 million ($3.2 million) 0.4x - 2.2x (0.5x) $19.7 million - $105.0 million ($99.3 million)
Equity and warrants	$82.5	Enterprise Value Waterfall	Adjusted EBITDA Multiple Adjusted EBITDA	5.0x - 12.2x (7.2x) $1.9 million - $63.7 million ($16.7 million)
Written Call Option	$(0.9)	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA	5.5x - 5.5x (5.5x) $22.4 million - $22.4 million ($22.4 million)

(1)	$4.6 million in senior notes were valued using the asset approach.
(2)	Excludes our $20.4 million investment in CSLLF, measured at NAV.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2015 were as follows:

	Fair Value (2) (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
Subordinated debt	$225.7	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	9.3% - 16.3% (12.5%) 0.9x - 5.4x (3.6x) $2.4 million - $221.8 million ($48.8 million)
Subordinated debt	$30.6	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	6.0x - 7.5x (7.5x) $2.1 million - $5.4 million ($5.3 million) 3.5x - 3.5x (3.5x) $22.8 million -$22.8 million ($22.8 million)
Senior secured debt	$202.5	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	8.0% - 60.0% (13.0%) 0.6x - 6.2x (3.5x) $2.0 million - $162.1 million ($26.9 million)
Senior secured debt	$16.1	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	4.5x - 4.5x (4.5x) $13.5 million - $13.5 million ($13.5 million) 3.5x - 3.5x (3.5x) $22.8 million - $22.8 million ($22.8 million)
Equity and warrants	$6.3	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	12.0% - 12.0% (12.0%) 2.0x - 2.0x (2.0x) $344.5 million - $344.5 million ($344.5 million)
Equity and warrants	$92.2	Enterprise Value Waterfall	Revenue Multiple Revenue EBITDA Multiple Adjusted EBITDA	3.5x - 3.5x (3.5x) $22.8 million - $22.8 million ($22.8 million) 4.5x - 11.0x (7.3x) $2.0 million - $69.8 million ($18.6 million)

(1)	$7.5 million in subordinated notes and $5.0 million in senior notes were valued using the asset approach.
(2)	Excludes our $17.9 million investment in CSLLF, measured at NAV.

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

Capitala Senior Liquid Loan Fund I, LLC

On March 24, 2015, the Company and Trinity Universal Insurance Company (“Trinity”), a subsidiary of Kemper Corporation (“Kemper”), entered into a limited liability company agreement to co-manage CSLLF. The purpose and design of the joint venture is to invest primarily in broadly syndicated senior secured loans to middle-market companies, which will be purchased on the secondary market. Capitala and Trinity have committed to provide $25.0 million of equity to CSLLF, with Capitala providing $20.0 million and Trinity providing $5.0 million, resulting in an 80%/20% economic ownership between the two parties. The board of directors and investment committee of CSLLF are split 50/50 between Trinity and Capitala, resulting in equal voting power between the two entities. In September 2016, the Company and Trinity elected to wind-down operations of CSLLF, which is expected to be completed prior to December 31, 2016.

As of September 30, 2016, $20.0 million and $5.0 million in capital had been contributed by Capitala and Trinity, respectively. The Company’s investment in CSLLF is not redeemable. For the three months ended September 30, 2016 and September 30, 2015, the Company received $0.5 million and $0.4 million, respectively, in dividend income from its equity interest in CSLLF. For the nine months ended September 30, 2016 and September 30, 2015, the Company received $1.6 million and $0.4 million, respectively, in dividend income from its equity interest in CSLLF.

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

The terms of the TRS are governed by an ISDA 2002 Master Agreement, the Schedule thereto and Credit Support Annex to such Schedule, and the confirmation exchanged thereunder, between CSLLF and Bank of America, which collectively establish the TRS, and are collectively referred to herein as the “TRS Agreement.” Pursuant to the terms of the TRS Agreement, CSLLF may select a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $100.0 million, which is also referred to as the maximum notional amount of the TRS. Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement. CSLLF receives from Bank of America a periodic payment on set dates that is based upon any coupons, both earned and accrued, generated by the loans underlying the TRS, subject to limitations described in the TRS Agreement as well as any fees associated with the loans included in the portfolio. CSLLF pays to Bank of America interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.25% per annum; the LIBOR option paid by CSLLF is determined on an asset by asset basis such that the tenor of the LIBOR option (1 month, 3 month, etc.) matches the tenor of the underlying reference asset. In addition, upon the termination of any loan subject to the TRS or any repayment of the underlying reference asset, CSLLF either receives from Bank of America the appreciation in the value of such loan, or pays to Bank of America any depreciation in the value of such loan.

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

CSLLF is required to initially cash collateralize a specified percentage of each loan (generally 20% to 35% of the market value of senior secured loans) included under the TRS in accordance with margin requirements described in the TRS Agreement. As of September 30, 2016 and December 31, 2015, CSLLF has posted $20.5 million and $19.1 million, respectively, in collateral to Bank of America in relation to the TRS, which is recorded on CSLLF’s statements of assets and liabilities as cash held as collateral on total return swap. CSLLF may be required to post additional collateral as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The cash collateral represents CSLLF’s maximum credit exposure as of September 30, 2016 and December 31, 2015.

In connection with the TRS, CSLLF has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions governed by an ISDA 2002 Master Agreement. As of September 30, 2016, CSLLF is in compliance with regards to any covenants or requirements of the TRS.

CSLLF’s receivable due on the TRS represents realized amounts from payments on underlying loans in the total return swap portfolio. At September 30, 2016 and December 31, 2015, the receivable due on TRS was $0.9 million and $0.5 million, respectively, and is recorded on CSLLF’s statements of assets and liabilities below. CSLLF does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the statements of assets and liabilities as of September 30, 2016 and December 31, 2015.

Transactions in TRS contracts during the three and nine months ended September 30, 2016 resulted in $1.4 million and $2.8 million, respectively, in realized gains and $0.8 million and $2.4 million, respectively, in unrealized appreciation, which is recorded on CSLLF’s statements of operations below. Transactions in TRS contracts during the three and nine months ended September 30, 2015 resulted in $0.6 million and $0.7 million, respectively, in realized gains and $(0.7) million and $(0.6) million, respectively, in unrealized depreciation, which is recorded on CSLLF’s statements of operations below.

CSLLF only held one derivative position as of September 30, 2016 and December 31, 2015. The derivative held is subject to a netting arrangement. The following table represents CSLLF’s gross and net amounts after offset under Master Agreements of the derivative assets and liabilities presented by the derivative type, net of the related collateral pledged by the CSLLF as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	Gross Derivative Assets/(Liabilities) Subject to Master Agreements	Derivative Amount Available for Offset	Net Amount Presented in the Selected Statements of Assets and Liabilities	Cash Collateral Received	Net Amount of Derivative Assets/(Liabilities)
September 30, 2016
Total Return Swap (1)	$(447)	$—	$(447)	$—	$(447)
December 31, 2015
Total Return Swap (1)	$(2,828)	$—	$(2,828)	$—	$(2,828)

(1)	Cash was posted for initial margin requirements for the total return swap as of September 30, 2016 and December 31, 2015 and is reported on CSLLF’s statements of assets and liabilities as cash collateral on total return swap.

The following represents the volume of the CSLLF’s derivative transactions during the three and nine months ended September 30, 2016 (dollars in thousands):

	For the three months ended September 30, 2016	For the nine months ended September 30, 2016
Average notional par amount of contract	$68,935	$74,674

The following represents the volume of the CSLLF’s derivative transactions during the three and nine months ended September 30, 2015 (dollars in thousands):

	For the three months ended September 30, 2015	For the nine months ended September 30, 2015(1)
Average notional par amount of contract	$76,057	$52,174

(1)	Average calculated from period of TRS inception, March 27, 2015 to September 30, 2015.

Below is a summary of CSLLF's portfolio of TRS reference assets as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	As of September 30, 2016	As of December 31, 2015
Senior secured loans (1)	$23,197	$81,201
Weighted average current interest rate on senior secured loans	5.7%	5.2%
Number of borrowers in CSLLF	12	45
Largest portfolio company investment (1)	$2,475	$2,985
Total of five largest portfolio company investments (1)	$10,904	$13,424

(1)	Based on principal amount outstanding at period end.
27

The following is a summary of the TRS reference assets as of September 30, 2016 (dollars in thousands):

Portfolio Company (3)	Business Description	Maturity Date	Current Interest Rate (2) (4)	Principal	Cost	Fair Value (1)	Unrealized Appreciation / (Depreciation)
21st Century Oncology, Inc.	Healthcare, Education and Childcare	April, 2022	6.5% (3 Month LIBOR + 5.5%, 1% floor)	$1,975	$1,955	$1,852	$(103)
American Rock Salt Company, LLC	Mining, Steel, Iron and Non Precious Metals	May, 2021	4.75% (3 Month LIBOR + 3.75%, 1% floor)	1,970	1,970	1,896	(74)
Concordia Healthcare Corp	Healthcare, Education and Childcare	October, 2021	5.25% (3 Month LIBOR + 4.25%, 1% floor)	993	938	885	(53)
Emerging Markets Communications, LLC	Telecommunications	July, 2021	6.75% (3 Month LIBOR + 5.75%, 1% floor)	2,469	2,432	2,351	(81)
Informatica Corporation	Electronics	August, 2022	4.5% (3 Month LIBOR + 3.5%, 1% floor)	2,475	2,470	2,410	(60)
Mohegan Tribal Gaming Authority	Leisure, Amusement, Entertainment	November, 2019	5.5% (3 Month LIBOR + 4.5%, 1% floor)	1,914	1,911	1,911	-
Navios Maritime Midstream Partners, LP	Cargo Transport	June, 2020	5.5% (3 Month LIBOR + 4.5%, 1% floor)	1,975	1,955	1,916	(39)
Quorum Health Corp	Healthcare, Education and Childcare	April, 202	6.75% (3 Month LIBOR + 5.75%, 1% floor)	1,492	1,463	1,446	(17)
Securus Technologies, Inc.	Telecommunications	April, 2020	5.25% (3 Month LIBOR + 4.25%, 1% floor)	1,985	1,965	1,956	(9)
Skillsoft Corporation	Electronics	April, 2021	5.75% (6 Month LIBOR + 4.75%, 1% floor)	1,974	1,955	1,738	(217)
US Renal Care, Inc	Healthcare, Education and Childcare	November, 2022	5.25% (3 Month LIBOR + 4.25%, 1% floor)	1,985	1,965	1,902	(63)
Veritas US Inc.	Electronics	January, 2023	6.625% (3 Month LIBOR + 5.625%, 1% floor)	1,990	1,692	1,850	158
				$23,197	$22,671	$22,113	$(558)
				Total accrued interest, net of expenses			$111
				Total unrealized depreciation on TRS			$(447)

(1)	Represents the fair value determined in accordance with ASC Topic 820. The determination of fair value is outside the scope of the Board's valuation process described herein.
(2)	All interest is payable in cash.
(3)	All referenced assets are senior secured loans.
(4)	The interest rate discloses reflects the interest rate as of the last day of the period. The borrower has the election to change the tenor of LIBOR utilizes at each maturity; as such, the tenor reflected herein may change in future periods.

The following is a summary of the TRS reference assets as of December 31, 2015 (dollars in thousands):

Portfolio Company (4)	Business Description	Maturity Date	Current Interest Rate (2) (6)	Principal	Cost	Fair Value (1)	Unrealized Appreciation / (Depreciation)
21st Century Oncology, Inc.	Healthcare, Education and Childcare	April, 2022	6.5% (3 Month LIBOR + 5.5%, 1% floor)	$1,990	$1,970	$1,662	$(308)
ABG Intermediate Holdings 2, LLC (5)	Textiles and Leather	May, 2021	5.5% (3 Month LIBOR + 4.5%, 1% floor)	1,733	1,715	1,698	(17)
American Rock Salt Company, LLC	Mining, Steel, Iron and Non Precious Metals	May, 2021	4.75% (3 Month LIBOR + 3.75%, 1% floor)	1,985	1,985	1,892	(93)
Anchor Glass Container Corp	Containers, Packaging and Glass	July, 2022	4.5% (3 Month LIBOR + 3.5%, 1% floor)	482	479	479	-
Ardent Legacy Acquisitions, Inc.	Healthcare, Education and Childcare	August, 2021	6.5% (3 Month LIBOR + 5.5%, 1% floor)	1,995	1,975	1,975	-
Aspen Dental Management, Inc.	Healthcare, Education and Childcare	April, 2022	5.5% (3 Month LIBOR + 4.5%, 1% floor)	1,493	1,485	1,487	2
Asurion, LLC	Insurance	August, 2022	5.0% (3 Month LIBOR + 4.0%, 1% floor)	2,239	2,228	2,043	(185)
Bass Pro Group, LLC	Retail Stores	June, 2020	4.0% (3 Month LIBOR + 3.25%, .75% floor)	992	989	951	(38)
Belk, Inc.	Retail Stores	December, 2022	5.75% (1 Month LIBOR + 4.75%, 1% floor)	2,000	1,780	1,758	(22)
Bioplan USA, Inc.	Diversified/Conglomerate Service	September, 2021	5.75% (1 Month LIBOR + 4.75%, 1% floor)	992	843	831	(12)
Blue Coat Systems, Inc.	Electronics	May, 2022	4.5% (2 Month LIBOR + 3.5%, 1% floor)	2,000	2,000	1,928	(72)
Brock Holdings III, Inc.	Buildings and Real Estate	March, 2017	6.0% (3 Month LIBOR + 4.5%, 1.5% floor)	1,488	1,480	1,383	(97)
CDS U.S. Intermediate Holdings, Inc.	Leisure, Amusement, Entertainment	July, 2022	5.0% (3 Month LIBOR + 4.0%, 1% floor)	997	995	940	(55)
Chelsea Petroleum Products I LLC	Oil & Gas	October, 2022	5.25% (1 Month LIBOR + 4.25%, 1% floor)	500	498	485	(13)
Communications Sales & Leasing, Inc.	Finance	October, 2022	5.0% (1 Month LIBOR + 4.0%, 1% floor)	1,990	1,950	1,838	(112)
Concordia Healthcare Corp	Healthcare, Education and Childcare	October, 2021	5.25% (3 Month LIBOR + 4.25%, 1% floor)	1,000	945	958	13
Convatec Healthcare E S.A.	Healthcare, Education and Childcare	June, 2020	4.25% (6 Month LIBOR + 3.25%, 1% floor)	1,990	1,988	1,951	(37)
Emerging Markets Communications, LLC	Telecommunications	July, 2021	6.75% (3 Month LIBOR + 5.75%, 1% floor)	2,487	2,450	2,332	(118)
Eresearch Technology, Inc.	Healthcare, Education and Childcare	May, 2022	6.0% (3 Month LIBOR + 5.0%, 1% floor)	2,487	2,475	2,434	(41)
Genoa Healthcare Group, LLC	Healthcare, Education and Childcare	May, 2022	4.5% (3 Month LIBOR + 3.5%, 1% floor)	1,990	1,980	1,930	(50)
Hostess Brands, Inc.	Beverage, Food and Tobacco	August, 2022	4.5% (3 Month LIBOR + 3.5%, 1% floor)	1,995	1,990	1,983	(7)
IMG Worldwide, Inc.	Leisure, Amusement, Entertainment	May, 2021	5.25% (3 Month LIBOR + 4.25%, 1% floor)	1,990	1,995	1,953	(42)
Infiltrator Systems, Inc.	Containers, Packaging and Glass	May, 2022	5.25% (3 Month LIBOR + 4.25%, 1% floor)	995	990	988	(2)
Informatica Corporation	Electronics	August, 2022	4.5% (3 Month LIBOR + 3.5%, 1% floor)	2,494	2,489	2,394	(95)
Integra Telecom, Inc.	Telecommunications	August, 2020	5.25% (3 Month LIBOR + 4.25%, 1% floor)	2,977	2,963	2,873	(90)
JILL Holdings, LLC	Retail Stores	May, 2022	6.0% (3 Month LIBOR + 5.0%, 1% floor)	1,995	1,985	1,905	(80)
LPL Holdings, Inc	Finance	November, 2022	4.75% (2 Month LIBOR + 4.0%, .75% floor)	1,500	1,485	1,466	(19)
LS Deco, LLC	Buildings and Real Estate	May, 2022	5.5% (3 Month LIBOR + 4.5%, 1% floor)	1,375	1,361	1,334	(27)
LTF Merger Sub, Inc.	Leisure, Amusement, Entertainment	June, 2022	4.25% (3 Month LIBOR + 3.25%, 1% floor)	1,493	1,488	1,452	(36)
Mitel Networks Corp	Telecommunications	April, 2022	5.5% (3 Month LIBOR + 4.5%, 1% floor)	2,985	2,955	2,951	(4)
Mohegan Tribal Gaming Authority	Leisure, Amusement, Entertainment	November, 2019	5.5% (3 Month LIBOR + 4.5%, 1% floor)	1,929	1,927	1,881	(46)
Navios Maritime Midstream Partners, LP	Cargo Transport	June, 2020	5.5% (3 Month LIBOR + 4.5%, 1% floor)	1,990	1,970	1,964	(6)
Novelis, Inc.	Mining, Steel, Iron and Non Precious Metals	June, 2022	4.0% (3 Month LIBOR + 3.25%, .75% floor)	2,488	2,475	2,369	(106)
Penn Products Terminals, LLC	Cargo Transport	April, 2022	4.75% (3 Month LIBOR + 3.75%, 1% floor)	744	741	696	(45)
Pharmaceutical Product Development Inc.	Healthcare, Education and Childcare	August, 2022	4.25% (3 Month LIBOR + 3.25%, 1% floor)	1,990	1,980	1,930	(50)
Securus Technologies, Inc.	Telecommunications	April, 2020	5.25% (3 Month LIBOR + 4.25%, 1% floor)	2,000	1,980	1,425	(555)
Skillsoft Corporation	Electronics	April, 2021	5.75% (6 Month LIBOR + 4.75%, 1% floor)	1,990	1,970	1,672	(298)
Sterigenics-Nordion Holdings, LLC	Healthcare, Education and Childcare	May, 2022	4.25% (3 Month LIBOR + 3.25%, 1% floor)	1,995	1,990	1,935	(55)
STG-Fairway Acquisitions, Inc	Diversified/Conglomerate Service	June, 2022	6.25% (3 Month LIBOR + 5.25%, 1% floor)	2,486	2,449	2,430	(19)
Tekni-Plex Incorporated	Containers, Packaging and Glass	June, 2022	4.5% (3 Month LIBOR + 3.5%, 1% floor)	2,487	2,475	2,475	-
Touchtunes Music Corp	Electronics	May, 2022	5.75% (3 Month LIBOR + 4.75%, 1% floor)	1,493	1,485	1,448	(37)
TWCC Holding Corp	Broadcasting & Entertainment	February, 2020	5.75% (1 Month LIBOR + 5.0%, .75% floor)	1,985	1,965	1,983	18
US Renal Care, Inc. (3)	Healthcare, Education and Childcare	November, 2022	5.25% (3 Month LIBOR + 4.25%, 1% floor)	2,000	1,980	1,980	-
USAGM Holdco LLC	Diversified/Conglomerate Service	July, 2022	4.75% (2 Month LIBOR + 3.75%, 1% floor)	2,000	1,980	1,903	(77)
Zep, Inc.	Non Durable Consumer Products	June, 2022	5.5% (3 Month LIBOR + 4.5%, 1% floor)	995	990	989	(1)
				$81,201	$80,268	$77,334	$(2,934)
				Total accrued interest, net of expenses			$106
				Total unrealized depreciation on TRS			$(2,828)

(1)	Represents the fair value determined in accordance with ASC Topic 820. The determination of fair value is outside the scope of the Board's valuation process described herein.
(2)	All interest is payable in cash.
(3)	The referenced asset is unsettled as of December 31, 2015.
(4)	All referenced assets are senior secured loans.
(5)	The referenced asset has an unfunded commitment of $0.3 million.
(6)	The interest rate discloses reflects the interest rate as of the last day of the period. The borrower has the election to change the tenor of LIBOR utilized at each maturity; as such, the tenor reflected herein may change in future periods.

Below is certain summarized financial information for CSLLF as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and September 30, 2015 (dollars in thousands):

Selected Statements of Assets and Liabilities (unaudited):

	As of	As of
	September 30,	December 31,
	2016	2015
ASSETS
Cash held as collateral on Total Return Swap	$20,484	$19,145
Non-collateral cash and cash equivalents	4,493	5,586
Receivable due on Total Return Swap	925	452
Total assets	$25,902	$25,183

LIABILITIES
Unrealized depreciation on Total Return Swap	$447	$2,828
Accrued Expenses	11	21
Total liabilities	$458	$2,849

NET ASSETS
Paid in capital	$25,000	$25,000
Undistributed realized income from operations	891	162
Unrealized Depreciation on Total Return Swap	(447)	(2,828)
Total net assets	$25,444	$22,334

Total liabilities and net assets	$25,902	$25,183

Selected Statements of Operations Information (unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

Administrative and Legal Expenses	$(15)	$(14)	$(131)	$(94)
Net operating loss	$(15)	$(14)	$(131)	$(94)

Net realized gain on Total Return Swap	$1,374	$598	$2,810	$655
Net unrealized appreciation (depreciation) on Total Return Swap	775	(724)	2,380	(631)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$2,134	$(140)	$5,059	$(70)

 Note 5. Fair Value of Financial Instruments

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2016, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
SBA debentures	$170,700	$174,461	$—	$—	$174,461
Notes	113,438	116,160	116,160	—	—
Credit Facility	38,000	37,928	—	—	37,928
Total	$322,138	$328,549	$116,160	$—	$212,389

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

On June 16, 2014, the Company issued $113.4 million in aggregate principal amount of 7.125% fixed-rate notes due 2021 (the “Notes”). The estimated fair value of the Notes was based on the closing price as of the measurement date as the Notes are traded on the New York Stock Exchange under the ticker “CLA.”

 The estimated fair value of the Company’s Credit Facility was based on future contractual cash payments discounted at estimated market interest rates for similar debt.

Note 6. Agreements

On September 24, 2013, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with our Investment Advisor, which was initially approved by the Board on June 10, 2013. Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect if approved annually by the Board or by a majority of our outstanding voting securities, including, in either case, by a majority of our non-interested directors. The Investment Advisory Agreement was re-approved by the Board, including by a majority of our non-interested directors, at an in-person meeting, on August 4, 2016. Subject to the overall supervision of the Board, the Investment Advisor manages our day-to-day operations, and provides investment advisory and management services to us. Under the terms of the Investment Advisory Agreement, the Investment Advisor:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies);

•	closes and monitors the investments we make; and

•	provides the Company with other investment advisory, research and related services as we may from time to time require.

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

For the three months ended September 30, 2016 and 2015, the Company incurred $2.6 million and $2.8 million in base management fees, respectively. The Company incurred $1.8 million and $1.9 million in incentive fees related to pre-incentive fee net investment income for the three months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016, the Investment Advisor waived incentive fees of $0.3 million. For the three months ended September 30, 2015, the Investment Advisor did not waive any incentive fees.

For the nine months ended September 30, 2016 and 2015, the Company incurred $8.0 million and $7.8 million in base management fees, respectively. The Company incurred $5.2 million and $4.5 million in incentive fees related to pre-incentive fee net investment income for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, the Investment Advisor waived incentive fees of $1.7 million. For the nine months ended September 30, 2015, the Investment Advisor did not waive any incentive fees.

As of September 30, 2016 and December 31, 2015, the Company had incentive fees payable to the Investment Advisor of $4.7 million and $1.7 million, respectively.

On September 24, 2013, the Company entered into the Administration Agreement pursuant to which the Administrator has agreed to furnish the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities. The Administrator also performs, or oversees the performance of, the required administrative services, which include, among other things, being responsible for the financial records that the Company is required to maintain and preparing reports to our stockholders. In addition, the Administrator assists in determining and publishing the net asset value, oversees the preparation and filing of the tax returns and the printing and dissemination of reports to the stockholders, and generally oversees the payment of the expenses and the performance of administrative and professional services rendered to the Company by others.

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

For the three and nine months ended September 30, 2016, the Company paid the Administrator $0.3 million and $0.8 million, respectively, for the Company’s allocable portion of the Administrator’s overhead. For the three and nine months ended September 30, 2015, the Company paid the Administrator $0.3 million and $0.8 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

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

Note 7. Related Party Transactions

At September 30, 2016 and December 31, 2015, the Company had the following receivables from (payables to) related parties relating to certain capital contributions, management fees, incentive fees, and reimbursable expenses (dollars in thousands):

	September 30, 2016	December 31, 2015
CapitalSouth Corporation	$200	$252
Capitala Investment Advisors, LLC	(4,718)	(1,689)
Total	$(4,518)	$(1,437)

These amounts are reflected in the accompanying consolidated statements of assets and liabilities under the captions, “Due from related parties”, “Management and incentive fee payable” and “Due to related parties.”

On August 31, 2016, the Company sold assets to FSC II in exchange for 100% of the partnership interests in FSC II. Concurrent with the sale of these assets to FSC II, the Company received cash consideration of $47.6 million from an affiliated third-party purchaser in exchange for 100% of the partnership interests of FSC II. The Company’s Board of Directors pre-approved this transaction pursuant to Section 57(f) of the 1940 Act. Capitala Advisors Corp., the Company’s administrator, also serves as the administrator to FSC II. See Note 4 for a further description of this transaction.

Note 8. Borrowings

SBA Debentures

The Company, through its two wholly-owned subsidiaries, uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of September 30, 2016, the Company has $170.7 million of SBA-guaranteed debentures outstanding. The Company has issued all SBA-guaranteed debentures that were permitted under each of the Legacy Funds’ respective SBIC licenses (as applicable), and there are no unused SBA debenture commitments remaining. SBA-guaranteed debentures are secured by a lien on all assets of Fund II and Fund III. As of September 30, 2016, Fund II and Fund III had total assets of approximately $333.4 million. On June 10, 2014, the Company received an exemptive order from the SEC exempting the Company, Fund II, and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. The Company intends to comply with the conditions of the order.

For the three and nine months ended September 30, 2016, the Company recorded $1.7 million and $5.3 million, respectively, in interest expense and annual charges and $0.2 million and $0.5 million, respectively, of amortization of deferred financing costs related to SBA-guaranteed debentures. For the three and nine months ended September 30, 2015, the Company recorded $1.9 million and $5.7 million, respectively, in interest expense and annual charges and $0.2 million and $0.5 million, respectively, of amortization of deferred financing costs on SBA-guaranteed debentures. The weighted average interest rate for all SBA-guaranteed debentures as of September 30, 2016 and December 31, 2015 was 3.29% and 3.45%, respectively. In addition to the stated interest rate, the SBA also charges an annual fee on all SBA-guaranteed debentures issued, which is included in the Company’s interest expense. The weighted average annual fee for all SBA-guaranteed debentures as of September 30, 2016 and December 31, 2015 was 0.43% and 0.46%, respectively.

As of September 30, 2016 and December 31, 2015, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):

Fixed Maturity Date	Interest Rate	SBA Annual Charge	September 30, 2016	December 31, 2015
March 1, 2016	5.524%	0.871%	$—	$2,000
September 1, 2016	5.535%	0.941%	—	11,500
March 1, 2019	4.620%	0.941%	5,000	5,000
September 1, 2020	3.215%	0.285%	19,000	19,000
March 1, 2021	4.084%	0.515%	15,700	15,700
March 1, 2021	4.084%	0.285%	46,000	46,000
March 1, 2022	2.766%	0.285%	10,000	10,000
March 1, 2022	2.766%	0.515%	50,000	50,000
March 1, 2023	2.351%	0.515%	25,000	25,000
			$170,700	$184,200

Notes

On June 16, 2014, the Company issued $113.4 million in aggregate principal amount of 7.125% fixed-rate notes due 2021 (the “Notes”). The Notes will mature on June 16, 2021, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after June 16, 2017 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest was payable quarterly beginning September 16, 2014.

For the three and nine months ended September 30, 2016, the Company recorded $2.0 million and $6.1 million, respectively, of interest expense and $0.1 million and $0.4 million, respectively, of amortization of deferred financing costs related to the Notes.

For the three and nine months ended September 30, 2015, the Company recorded $2.0 million and $6.1 million, respectively, of interest expense and $0.1 million and $0.4 million, respectively, of amortization of deferred financing costs related to the Notes.

Credit Facility

On October 17, 2014, the Company entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lender party thereto. The Credit Facility currently provides for borrowings up to $120.0 million and may be increased up to $150.0 million pursuant to its “accordion” feature. The Credit Facility matures on October 17, 2018.

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

As of September 30, 2016 and December 31, 2015, the Company had $38.0 million and $70.0 million, respectively, outstanding under the Credit Facility. For the three and nine months ended September 30, 2016, the Company recorded $0.6 million and $1.8 million, respectively, of interest expense, $0.2 million and $0.7 million, respectively, of amortization of deferred financing costs, and $0.1 million and $0.2 million, respectively, of unused commitment fees related to the Credit Facility. For the three and nine months ended September 30, 2015, the Company recorded $0.3 million and $0.3 million, respectively, of interest expense, $0.2 million and $0.6 million, respectively, of amortization of deferred financing costs, and $0.1 million and $0.6 million, respectively, of unused commitment fees related to the Credit Facility.

The Credit Facility is secured by investments and cash held by Capitala Finance Corp., exclusive of assets held at our two SBIC subsidiaries. Assets pledged to secure the Credit Facility were $236.6 million at September 30, 2016. As part of the terms of the Credit Facility, the Company may not make cash distributions with respect to any taxable year that exceed 110% (125% if the Company is not in default and our covered debt does not exceed 85% of the borrowing base) of the amounts required to be distributed to maintain eligibility as a RIC and to reduce our tax liability to zero for taxes imposed on our investment company taxable income and net capital gains.

Note 9. Directors Fees

Our independent directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting, and also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three and nine months ended September 30, 2016, the Company recognized directors fee expense of $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2015, the Company recognized director fee expense of $0.1 million and $0.3 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

Note 10. Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in six portfolio companies that are considered significant subsidiaries under the guidance in Regulation S-X, but are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each portfolio company, along with summarized financial information as of September 30, 2016 and December 31, 2015, and for the nine months ended September 30, 2016 and September 30, 2015.

Print Direction, Inc.

Print Direction, Inc., incorporated in Georgia on May 11, 2006, is a professional printing services firm serving customers, particularly fast food, retail, and other similar chains, throughout the United States. Print Direction, Inc. also provides warehousing and distribution services for these customers. The income (loss) the Company generated from Print Direction, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $0.5 million and $(0.8) million for the nine months ended September 30, 2016 and September 30, 2015, respectively.

Navis Holdings, Inc.

Navis Holdings, Inc., incorporated in Delaware on December 21, 2010, designs and manufactures leading machinery for the global knit and woven finishing textile industries. The income the Company generated from Navis Holdings, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation, was $2.1 million and $3.6 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.

On-Site Fuel Service, Inc.

On-Site Fuel Service, Inc. is a 100% owned subsidiary of On-Site Fuel Holdings, Inc., which was incorporated in Delaware on December 19, 2011. On-Site Fuel Service, Inc. provides fueling services for commercial and government vehicle fleets throughout the southeast United States. The income (loss) the Company generated from On-Site Fuel Service, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $1.9 million and $(0.7) million for the nine months ended September 30, 2016 and September 30, 2015, respectively.

CableOrganizer Holdings, LLC

CableOrganizer Holdings, LLC, a Delaware limited liability company that began operations on April 23, 2013, is a leading online provider of cable and wire management products. The income the Company generated from CableOrganizer Holdings, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $1.4 million and $0.1 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.

Micro Precision, LLC

Micro Precision, LLC, formed on August 5, 2011 as a Delaware LLC, is a prime contractor supplying critical parts and mechanical assemblies to the United States Department of Defense as well as designer and manufacturer of locomotive air horns. The income the Company generated from Micro Precision, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $0.7 million and $0.6 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.

Eastport Holdings, LLC

Eastport Holdings, LLC, an Ohio limited liability company organized on November 1, 2011, is a holding company consisting of 11 marketing and advertising companies located across the United States.  The income the Company generated from Eastport Holdings, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $11.0 million for the nine months ended September 30, 2016.  The Company invested in the portfolio company in January 2016.  As such, comparative financial information for the prior periods is not presented.

 The summarized financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):

	As of
Balance Sheet – Print Direction, Inc.	September 30, 2016	December 31, 2015
Current assets	$4,969	$3,855
Noncurrent assets	5,186	5,449
Total assets	$10,155	$9,304

Current liabilities	$4,592	$2,650
Noncurrent liabilities	14,781	14,725
Total liabilities	$19,373	$17,375

Total deficit	$(9,218)	$(8,071)

	For the nine months ended
Statements of Operations – Print Direction, Inc.	September 30, 2016	September 30, 2015
Net sales	$12,481	$12,695
Cost of goods sold	7,006	5,332
Gross profit	$5,475	$7,363

Other expenses	$7,817	$8,512
Loss before income taxes	(2,342)	(1,149)
Income tax benefit	(984)	(483)
Net loss	$(1,358)	$(666)

	As of
Balance Sheet - Navis Holdings, Inc.	September 30, 2016	December 31, 2015
Current assets	$5,832	$5,002
Noncurrent assets	3,478	3,992
Total assets	$9,310	$8,994

Current liabilities	$3,426	$2,991
Noncurrent liabilities	6,941	6,914
Total liabilities	$10,367	$9,905

Total deficit	$(1,057)	$(911)

	For the nine months ended
Statements of Operations - Navis Holdings, Inc.	September 30, 2016	September 30, 2015
Net sales	$13,866	$13,065
Cost of goods sold	8,585	8,329
Gross profit	$5,281	$4,736

Other expenses	$3,666	$3,978
Income before income taxes	1,615	758
Income tax provision	633	299
Net income	$982	$459

	As of
Balance Sheet - On-Site Fuel Service, Inc.	September 30, 2016	December 31, 2015
Current assets	$9,897	$8,112
Noncurrent assets	16,115	16,036
Total assets	$26,012	$24,148

Current liabilities	$7,349	$9,252
Noncurrent liabilities	23,572	16,906
Total liabilities	$30,921	$26,158

Total deficit	$(4,909)	$(2,010)

	For the nine months ended
Statements of Operations - On-Site Fuel Service, Inc.	September 30, 2016	September 30, 2015
Net sales	$78,408	$87,249
Cost of goods sold	62,522	75,455
Gross profit	$15,886	$11,794

Other expenses	$18,785	$14,306
Loss before income taxes	(2,899)	(2,512)
Income tax provision/(benefit)	—	—
Net loss	$(2,899)	$(2,512)

	As of
Balance Sheet – CableOrganizer Holdings, LLC	September 30, 2016	December 31, 2015
Current assets	$5,574	$3,974
Noncurrent assets	11,419	12,394
Total assets	$16,993	$16,368

Current liabilities	$4,386	$2,698
Noncurrent liabilities	11,620	11,275
Total liabilities	$16,006	$13,973

Total equity	$987	$2,395

	For the nine months ended
Statements of Operations - CableOrganizer Holdings, LLC	September 30, 2016	September 30, 2015
Net sales	$17,440	$19,755
Cost of goods sold	11,703	13,241
Gross profit	$5,737	$6,514

Other expenses	$6,877	$6,673
Net loss	$(1,140)	$(159)

	As of
Balance Sheet – Micro Precision, LLC	September 30, 2016	December 31, 2015
Current assets	$11,835	$9,418
Noncurrent assets	15,696	16,095
Total assets	$27,531	$25,513

Current liabilities	$9,916	$6,091
Noncurrent liabilities	14,856	14,935
Total liabilities	$24,772	$21,026

Total equity	$2,759	$4,487

	For the nine months ended
Statements of Operations – Micro Precision, LLC	September 30, 2016	September 30, 2015
Net sales	$13,294	$12,003
Cost of goods sold	8,659	6,980
Gross profit	$4,635	$5,023

Other expenses	$5,101	$4,712
Net income (loss)	$(466)	$311

As of
Balance Sheet – Eastport Holdings, LLC	September 30, 2016
Current assets	$91,097
Noncurrent assets	115,853
Total assets	$206,950

Current liabilities	$124,417
Noncurrent liabilities	53,714
Total liabilities	$178,131

Total equity	$28,819

For the nine months ended
Statement of Operations - Eastport Holdings, LLC	September 30, 2016
Net sales	$388,036
Cost of goods sold	305,926
Gross profit	$82,110

Other expenses	$76,195
Income before income taxes	5,915
Income tax provision	1,596
Net income	$4,319

Note 11. Earnings Per Share

In accordance with the provisions of ASC 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2016 and September 30, 2015, there were no dilutive shares.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three and nine months ended September 30, 2016 and September 30, 2015 (dollars in thousands, except share and per share data):

	For the three months ended		For the nine months ended
Basic and diluted	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net increase (decrease) in net assets from operations	$(2,013)	$7,958	$1,055	$22,767
Weighted average common shares outstanding	15,829,878	16,088,979	15,807,801	15,018,537
Net increase (decrease) in net assets per share from operations	$(0.13)	$0.49	$0.07	$1.52

Note 12. Distributions

The Company’s dividends and distributions are recorded as payable on the declaration date. Shareholders have the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and common stock.

The following table summarizes the Company’s distributions declared and distributed for the nine months ended September 30, 2016 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 4, 2016	January 22, 2016	January 28, 2016	$0.1567	$2,392	8,135	$80
January 4, 2016	February 19, 2016	February 26, 2016	0.1567	2,405	7,076	70
January 4, 2016	March 22, 2016	March 30, 2016	0.1567	2,397	7,079	77
April 1, 2016	April 22, 2016	April 28, 2016	0.1567	2,392	6,625	85
April 1, 2016	May 23, 2016	May 30, 2016	0.1567	2,372	8,147	104
April 1, 2016	June 21, 2016	June 29, 2016	0.1567	2,369	8,229	108
July 1, 2016	July 22, 2016	July 29, 2016	0.1567	2,382	7,025	98
July 1, 2016	August 22, 2016	August 30, 2016	0.1567	2,391	6,256	90
July 1, 2016	September 22, 2016	September 29, 2016	0.1567	2,380	8,242	101
Total Distributions Declared and Distributed			$1.41	$21,480	66,814	$813

The following table summarizes the Company’s dividend and distribution declarations for the nine months ended September 30, 2015 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 2, 2015	January 22, 2015	January 29, 2015	$0.1567	$2,033	—	$—
January 2, 2015	February 20, 2015	February 26, 2015	0.1567	2,033	—	—
January 2, 2015	March 23, 2015	March 30, 2015	0.1567	1,994	2,139	38
February 26, 2015	March 23, 2015 (1)	March 30, 2015	0.05	635	683	12
February 26, 2015	April 23, 2015 (1)	April 29, 2015	0.05	824	—	—
February 26, 2015	May 21, 2015 (1)	May 28, 2015	0.05	808	998	16
February 26, 2015	June 22, 2015 (1)	June 29, 2015	0.05	793	1,361	20
February 26, 2015	July 23, 2015 (1)	July 30, 2015	0.05	783	1,600	23
February 26, 2015	August 21, 2015 (1)	August 28, 2015	0.05	776	1,819	24
February 26, 2015	September 23, 2015 (1)	September 29, 2015	0.05	739	4,475	53
February 26, 2015	October 23, 2015 (1)	October 29, 2015	0.05	—	—	—
February 26, 2015	November 20, 2015 (1)	November 27, 2015	0.05	—	—	—
February 26, 2015	December 22, 2015 (1)	December 30, 2015	0.05	—	—	—
April 1 , 2015	April 23, 2015	April 29, 2015	0.1567	2,581	—	—
April 1 , 2015	May 21, 2015	May 28, 2015	0.1567	2,529	3,126	52
April 1 , 2015	June 22, 2015	June 29, 2015	0.1567	2,483	4,266	63
July 1, 2015	July 23, 2015	July 30, 2015	0.1567	2,454	5,016	74
July 1, 2015	August 21, 2015	August, 28, 2015	0.1567	2,434	5,701	74
July 1, 2015	September 23, 2015	September 29, 2015	0.1567	2,320	14,026	168
Total Distributions Declared and Distributed			$1.91	$26,219	45,210	$617

(1)	On February 26, 2015, the Company’s Board of Directors declared a special distribution of $0.50 per share of the Company’s common stock, which was paid monthly over the remainder of 2015.

Note 13. Share Repurchase Program

On February 26, 2015, the Company’s Board authorized a program for the purpose of repurchasing up to $12.0 million worth of its common stock. Under the repurchase program, the Company could have, but was not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complied with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. The repurchase program was in place until the earlier of March 31, 2016 or until $12.0 million of the Company’s outstanding shares of common stock had been repurchased. As of September 30, 2016, the repurchase program has expired and has not been extended by the Board.

During the three and nine months ended September 30, 2016, no shares were repurchased under the repurchase program. During the three and nine months ended September 30, 2015, the Company repurchased 399,448 shares and 624,050 shares, respectively, of common stock in open market transactions for an aggregate cost (including transaction costs) of $6.0 million and $9.9 million, respectively. Since the approval of the repurchase program, the Company repurchased 774,858 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $12.0 million, utilizing the maximum amount available under the repurchase program. The Company is incorporated in Maryland and under the law of the state, shares repurchased are considered retired (repurchased shares become authorized but unissued shares) rather than treasury stock. As a result, the cost of the stock repurchased is recorded as a reduction to capital in excess of par value on the consolidated statements of changes in net assets.

Note 14. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2016 and 2015 (dollars in thousands, except share and per share data):

	September 30, 2016	September 30, 2015
Per share data:
Net asset value at beginning of period	$17.04	$18.56
Net investment income (1)	1.41	1.19
Net realized gain/(loss) on investments (1)	(1.57)	0.61
Net unrealized appreciation (depreciation) on investments and on Written Call Option (1)	0.23	(0.29)
Distributions declared from net investment income	(1.41)	(1.41)
Distributions declared from net realized gains	—	(0.50)
Issuance of common stock	—	(0.15)
Accretive impact of stock repurchase	—	0.09
Other (7)	(0.02)	(0.06)
Net asset value at end of period	$15.68	$18.04
Net assets at end of period	$248,377	$286,813
Shares outstanding at end of period	15,844,159	15,895,580
Per share market value at end of period	$13.11	$12.97
Total return based on market value (2)	21.84%	(18.71)%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (9)	11.99%	9.63%
Ratio of incentive fee, net of incentive fee waiver, to average net assets (6)(10)	1.35%	1.69%
Ratio of debt related expenses to average net assets (8)	7.76%	7.14%
Ratio of other operating expenses, to average net assets (8)	5.71%	5.52%
Ratio of total expenses, net of fee waivers to average net assets (6)(9)	14.82%	14.35%
Portfolio turnover rate (3)	9.42%	23.52%
Average debt outstanding (4)	$364,430	$317,524
Average debt outstanding per common share	$23.00	$19.98
Asset coverage ratio per unit (5)	$2,640	$2,744

(1)	Based on daily weighted average balance of shares outstanding during the period.

(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(3)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value. Portfolio turnover rates that cover less than a full period are not annualized.
(4)	Based on daily weighted average balance of debt outstanding during the period.

(5)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of September 30, 2016 and September 30, 2015 pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(6)	The ratio of waived incentive fees to average net assets was 0.65% for the nine months ended September 30, 2016. There was no waived incentive fees for the nine months ended September 30, 2015.
(7)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(8)	Ratios are annualized.
(9)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(10)	Ratio is not annualized.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of September 30, 2016.

Distributions

On September 22, 2016, the Company’s Board of Directors declared normal monthly distributions for October, November, and December of 2016 as set forth below:

Date Declared	Record Date	Payment Date	Distributions per Share
September 22, 2016	October 21, 2016	October 28, 2016	$0.13
September 22, 2016	November 21, 2016	November 29, 2016	$0.13
September 22, 2016	December 21, 2016	December 29, 2016	$0.13

Portfolio Activity

On November 3, 2016, the Company invested $22.5 million in the senior secured debt of Vintage Stock, Inc. The senior secured debt has a cash rate of LIBOR + 12.5%, with a 0.5% floor and a PIK rate of 3.0%.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying our annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim periods, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the period ended December 31, 2015, filed with the SEC on March 8, 2016.

The Company’s financial statements as of September 30, 2016 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and the Florida Sidecar) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

The Company is considered an investment company as defined in Accounting Standards Codification (“ASC”) Topic 946 – Financial Services – Investment Companies (“ASC Topic 946”). Accordingly, the required disclosures as outlined in ASC Topic 946 are included in the Company’s consolidated financial statements.

Consolidation

As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned subsidiaries in its consolidated financial statements. The Company does not consolidate its interest in Capitala Senior Liquid Loan Fund I, LLC (“CSLLF”) because the investment is not considered a substantially wholly owned investment company subsidiary. Further, CSLLF is a joint venture for which shared power exists relating to the decisions that most significantly impact the economic performance of the entity. See Note 4 to the consolidated financial statements for a description of the Company’s investment in CSLLF.

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a market for the securities existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

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

 As a practical expedient, the Company uses net asset value (“NAV”) as the basis for the fair value of its investment in CSLLF. CSLLF records its underlying investments at fair value on a daily basis utilizing pricing information from third-party sources. In the event pricing is not available or an investment is considered illiquid, management may perform model-based analytical valuations in instances where an investment is considered illiquid or for which pricing is not available from third-party sources.

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

Dividend income and paid-in-kind dividends: Dividend income is recognized on the date dividends are declared. Dividend income may be reversed in the event that a previously declared dividend is no longer expected to be paid by the portfolio company. The Company holds preferred equity investments in the portfolio that contain a payment-in-kind dividend (“PIK dividends”) provision. PIK dividends, which represent contractually deferred dividends added to the equity balance, are recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company will typically cease accrual of PIK dividends when the fair value of the equity investment is less than the cost basis of the investment or when it is otherwise determined by management that PIK dividends are unlikely to be collected. If management determines that a decline in fair value is temporary in nature and the PIK dividends are more likely than not to be collected, management may elect to continue accruing PIK dividends.

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

The Company has elected to be treated for U.S. federal income tax purposes, and intends to comply with the requirements to qualify annually thereafter, as a RIC under Subchapter M of the Code and, among other things, intends to make the requisite distributions to its stockholders which will relieve the Company from U.S. federal income taxes. Therefore, no provision has been recorded for U.S. federal income taxes.

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

In accordance with certain applicable treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20.0% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock.

ASC Topic 740 —  Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of September 30, 2016 and December 31, 2015, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of September 30, 2016 and December 31, 2015. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of September 30, 2016 and December 31, 2015. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

Portfolio and Investment Activity

As of September 30, 2016, our portfolio consisted of investments in 51 portfolio companies with a fair value of approximately $503.8 million.

During the three months ended September 30, 2016, we made approximately $26.0 million of investments and had approximately $111.9 million in repayments and sales resulting in net repayments/sales of approximately $85.9 million for the period. During the three months ended September 30, 2015, we made approximately $55.6 million of investments and had approximately $34.7 million in repayments and sales resulting in net investments of approximately $20.9 million for the period.

During the nine months ended September 30, 2016, we made approximately $53.9 million of investments and had approximately $128.6 million in repayments and sales resulting in net repayments/sales of approximately $74.7 million for the period. During the nine months ended September 30, 2015, we made approximately $225.6 million of investments and had approximately $126.6 million in repayments and sales resulting in net investments of approximately $99.0 million for the period.

On August 31, 2016, the Company sold a portion of 14 securities across 10 portfolio companies to CapitalSouth Partners Florida Sidecar Fund II, L.P. (“FSC II”), including granting an option to acquire the Company’s equity investment in Eastport Holdings, LLC (the “Written Call Option”), in exchange for 100% of the partnership interests in FSC II. Concurrent with the sale of these assets to FSC II , the Company received cash consideration of $47.6 million from an affiliated third-party purchaser in exchange for 100% of the partnership interests of FSC II. These assets were sold to FSC II at their June 30, 2016 fair market values, resulting in net realized gain of $0.1 million. The proceeds from the redemption of partnership interests in FSC II are included in gross repayments and sales of investments received for the period. The Company’s Board of Directors pre-approved this transaction pursuant to Section 57(f) of the 1940 Act.

The Written Call Option granted the purchaser the right to purchase up to 31.25% of our equity investment in Eastport Holdings, LLC. The Written Call Option has a strike price of $1.5 million and a termination date of August 31, 2018. The fair value of the Written Call Option, which has been treated as a derivative liability and is recorded in the financial statement line item written call option at fair value in our consolidated statements of assets and liabilities, was approximately $0.9 million as of September 30, 2016. For purposes of determining the fair value of the Written Call Option, we calculated the difference in the fair value of the underlying equity investment in Eastport Holdings, LLC and the strike price of the Written Call Option, or intrinsic value. The time value of the Written Call Option as of September 30, 2016 was determined to be insignificant. The Written Call Option is classified as a Level 3 financial instrument. The Written Call Option was the only option contract granted by the Company during the three and nine months ended September 30, 2016, and the Written Call Option remains outstanding as of September 30, 2016.

 As of September 30, 2016, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $9.4 million and $9.9 million, and $21.6 million and $24.1 million, respectively. As of September 30, 2016, the Company had approximately $60.6 million of cash and cash equivalents. As of December 31, 2015, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $10.0 million and $10.4 million, and $28.3 million and $28.3 million, respectively. As of December 31, 2015, the Company had approximately $34.1 million of cash and cash equivalents.

As of September 30, 2016, our debt investment portfolio, which represented 79.6% of our total portfolio, had a weighted average annualized yield of approximately 12.7%, exclusive of the impact of our non-accrual debt investments. As of September 30, 2016, 60.3% of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2015, our debt investment portfolio, which represented 80.2% of our total portfolio, had a weighted average annualized yield of approximately 12.3%, exclusive of the impact of our non-accrual debt investments. As of December 31, 2015, 65.5% of our debt investment portfolio was bearing a fixed rate of interest.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of September 30, 2016 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$221,467	41.2%	$208,916	37.0%
Subordinated Debt	190,818	35.5	191,973	34.0
Equity and Warrants	44,669	8.3	82,536	14.6
Capitala Senior Liquid Loan Fund I, LLC	20,000	3.7	20,355	3.6
Cash and Cash Equivalents	60,584	11.3	60,584	10.8
Total	$537,538	100.0%	$564,364	100.0%

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of December 31, 2015 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Debt	$226,973	37.6%	$218,660	34.9%
Subordinated Debt	268,899	44.5	256,278	40.9
Equity and Warrants	54,315	9.0	99,651	15.9
Capitala Senior Liquid Loan Fund I, LLC	20,000	3.3	17,867	2.9
Cash and Cash Equivalents	34,105	5.6	34,105	5.4
Total	$604,292	100.0%	$626,561	100.0%

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	September 30, 2016		December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$45,096	9.0%	$24,280	4.1%
Medical Device Distributor	26,023	5.2	27,681	4.7
Financial Services	25,158	5.0	26,230	4.4
Consumer Electronics	21,550	4.3	28,300	4.8
Investment Fund	20,355	4.0	17,867	3.0
Consumer Products	19,311	3.8	—	—
Footwear Retail	18,812	3.7	18,682	3.2
Building Products	18,125	3.6	18,299	3.1
Transportation	17,767	3.5	27,244	4.6
Sales & Marketing Services	17,076	3.4	17,858	3.0
Food Product Manufacturer	17,040	3.4	17,436	2.9
Printing Services	16,225	3.2	17,088	2.9
Home Décor Manufacturer	14,700	2.9	14,614	2.5
Textile Equipment Manufacturer	13,593	2.7	12,854	2.2
Oil & Gas Services	13,225	2.6	31,472	5.3
Bowling Products	12,617	2.5	12,124	2.0
Computer Supply Retail	11,730	2.3	11,038	1.9
Bakery Supplies Distributor	11,400	2.3	16,146	2.8
Farming	11,388	2.3	15,408	2.6
Healthcare Management	11,140	2.2	11,525	1.9
Industrial Equipment Rental	10,742	2.1	13,181	2.2
Automobile Part Manufacturer	9,921	2.0	11,908	2.0
Construction Services	9,500	1.9	12,500	2.1
Professional and Personal Digital Imaging	9,000	1.8	15,000	2.5
Healthcare	8,834	1.8	9,750	1.7
Information Technology	8,041	1.6	8,000	1.3
Conglomerate	7,439	1.5	7,321	1.2
Oil & Gas Engineering and Consulting Services	7,350	1.5	10,075	1.7
Fuel Transportation Services	6,492	1.3	4,425	0.8
Home Repair Parts Manufacturer	6,347	1.3	5,401	0.9
Data Processing & Digital Marketing	6,230	1.2	10,206	1.7
QSR Franchisor	5,362	1.1	3,342	0.6
Produce Distribution	5,182	1.0	5,182	0.9
Restaurant	4,852	1.0	—	—
Industrial Specialty Services	4,750	0.9	4,881	0.8
Satellite Communications	4,625	0.9	4,932	0.8
Specialty Clothing	4,544	0.9	4,696	0.8
Online Merchandise Retailer	4,222	0.8	4,382	0.7
Advertising & Marketing Services	3,974	0.8	3,926	0.7
Industrial Manufacturing	3,510	0.7	3,582	0.6
Replacement Window Manufacturer	3,055	0.6	3,196	0.5
Automotive Chemicals & Lubricants	2,542	0.5	3,981	0.7
Specialty Defense Contractor	1,532	0.3	1,800	0.3
Household Product Manufacturer	1,002	0.2	758	0.1
Entertainment	987	0.2	986	0.2
Retail Display & Security Services	671	0.1	21,917	3.7
In-Home Healthcare Services	634	0.1	721	0.1
Dental Practice Management	109	0.0	8,452	1.4
IT Government Contracting	—	—	20,000	3.4
Energy Services	—	—	10,500	1.8
Crane Rental and Sales	—	—	5,032	0.9
Scrap Metal Recycler	—	—	3,106	0.5
Disaster Recovery Homebuilding	—	—	2,000	0.3
Western Wear Retail	—	—	1,171	0.2
Total	$503,780	100.0%	$592,456	100.0%

With the exception of the international investment holdings noted below, all investments made by the Company as of September 30, 2016 and December 31, 2015 were made in portfolio companies located in the United States. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016		December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$267,321	53.1%	$307,056	51.9%
Midwest	105,418	20.9	87,911	14.8
Northeast	63,202	12.5	102,020	17.2
West	56,694	11.3	85,414	14.4
International	11,145	2.2	10,055	1.7
Total	$503,780	100.0%	$592,456	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	As of September 30, 2016		As of December 31, 2015
Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$188,337	37.4%	$191,894	32.4%
2	199,205	39.5	335,388	56.6
3	106,691	21.2	37,164	6.3
4	9,547	1.9	28,010	4.7
5	—	—	—	—
Total	$503,780	100.0%	$592,456	100.0%

As of September 30, 2016, we had debt investments in two portfolio companies on non-accrual status with an amortized cost of $13.3 million and a fair value of $9.5 million, which represented 2.8% and 1.9% of the investment portfolio, respectively. As of December 31, 2015, we had debt investments in five portfolio companies on non-accrual status with amortized cost of $47.1 million and a fair value of $28.0 million, which represented 8.3% and 4.7% of the investment portfolio, respectively.

Capitala Senior Liquid Loan Fund I, LLC

On March 24, 2015, the Company and Trinity Universal Insurance Company (“Trinity”), a subsidiary of Kemper Corporation (“Kemper”), entered into a limited liability company agreement to co-manage CSLLF. The purpose and design of the joint venture is to invest primarily in broadly syndicated senior secured loans to middle-market companies, which will be purchased on the secondary market. Capitala and Trinity have committed to provide $25.0 million of equity to CSLLF, with Capitala providing $20.0 million and Trinity providing $5.0 million, resulting in an 80%/20% economic ownership between the two parties. The board of directors and investment committee of CSLLF are split 50/50 between Trinity and Capitala, resulting in equal voting power between the two entities. In September 2016, the Company and Trinity elected to wind-down operations of CSLLF, which is expected to be completed prior to December 31, 2016.

As of September 30, 2016, $20.0 million and $5.0 million in capital had been contributed by Capitala and Trinity, respectively. Our investment in CSLLF is not redeemable. For the three months ended September 30, 2016 and September 30, 2015, we received $0.5 million and $0.4 million, respectively, in dividend income from our equity interest in CSLLF. For the nine months ended September 30, 2016 and September 30, 2015, we received $1.6 million and $0.4 million, respectively, in dividend income from our equity interest in CSLLF.

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

The terms of the TRS are governed by an ISDA 2002 Master Agreement, the Schedule thereto and Credit Support Annex to such Schedule, and the confirmation exchanged thereunder, between CSLLF and Bank of America, which collectively establish the TRS, and are collectively referred to herein as the “TRS Agreement.” Pursuant to the terms of the TRS Agreement, CSLLF may select a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $100.0 million, which is also referred to as the maximum notional amount of the TRS. Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement. CSLLF receives from Bank of America, a periodic payment on set dates that is based upon any coupons, both earned and accrued, generated by the loans underlying the TRS, subject to limitations described in the TRS Agreement as well as any fees associated with the loans included in the portfolio. CSLLF pays to Bank of America interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.25% per annum; the LIBOR option paid by CSLLF is determined on an asset by asset basis such that the tenor of the LIBOR option (1 month, 3 month, etc.) matches the tenor of the underlying reference asset. In addition, upon the termination of any loan subject to the TRS or any repayment of the underlying reference asset, CSLLF either receives from Bank of America, the appreciation in the value of such loan, or pays to Bank of America any depreciation in the value of such loan.

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

CSLLF is required to initially cash collateralize a specified percentage of each loan (generally 20% to 35% of the market value of senior secured loans) included under the TRS in accordance with margin requirements described in the TRS Agreement. As of September 30, 2016 and December 31, 2015, CSLLF has posted $20.5 million and $19.1 million, respectively, in collateral to Bank of America in relation to the TRS which is recorded on CSLLF’s statements of assets and liabilities as cash held as collateral on total return swap. CSLLF may be required to post additional collateral as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The cash collateral represents CSLLF’s maximum credit exposure as of September 30, 2016 and December 31, 2015.

In connection with the TRS, CSLLF has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions governed by an ISDA 2002 Master Agreement. As of September 30, 2016, CSLLF is in compliance with regards to any covenants or requirements of the TRS.

CSLLF’s receivable due on the TRS represents realized amounts from payments on underlying loans in the total return swap portfolio. At September 30, 2016 and December 31, 2015, the receivable due on TRS was $0.9 million and $0.5 million, respectively, and is recorded on CSLLF’s statements of assets and liabilities below. CSLLF does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the statements of assets and liabilities as of September 30, 2016 and December 31, 2015.

Transactions in TRS contracts during the three and nine months ended September 30, 2016 resulted in $1.4 million and $2.8 million, respectively, in realized gains and $0.8 million and $2.4 million, respectively, in unrealized appreciation, which is recorded on CSLLF’s statements of operations below. Transactions in TRS contracts during the three and nine months ended September 30, 2015 resulted in $0.6 million and $0.7 million, respectively, in realized gains and $(0.7) million and $(0.6) million, respectively, in unrealized depreciation, which is recorded on CSLLF’s statements of operations below.

CSLLF only held one derivative position as of September 30, 2016 and December 31, 2015. The derivative held is subject to a netting arrangement. The following table represents CSLLF’s gross and net amounts after offset under Master Agreements of the derivative assets and liabilities presented by the derivative type, net of the related collateral pledged by the CSLLF as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	Gross Derivative Assets/(Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Selected Statements of Assets and Liabilities	Cash Collateral Received	Net Amount of Derivative Assets/(Liabilities)
September 30, 2016
Total Return Swap (1)	$(447)	$—	$(447)	$—	$(447)
December 31, 2015
Total Return Swap (1)	$(2,828)	$—	$(2,828)	$—	$(2,828)

(1)	Cash was posted for initial margin requirements for the total return swap as of September 30, 2016 and December 31, 2015 and is reported on CSLLF’s statements of assets and liabilities as cash collateral on total return swap.

The following represents the volume of the CSLLF’s derivative transactions during the three and nine months ended September 30, 2016 (dollars in thousands):

	For the three months ended September 30, 2016	For the nine months ended September 30, 2016
Average notional par amount of contract	$68,935	$74,674

The following represents the volume of the CSLLF’s derivative transactions during the three and nine months ended September 30, 2015 (dollars in thousands):

	For the three months ended September 30, 2015	For the nine months ended September 30, 2015(1)
Average notional par amount of contract	$76,057	$52,174

(1)	Average calculated from period of TRS inception, March 27, 2015 to September 30, 2015.

Below is a summary of CSLLF's portfolio of TRS reference assets as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	As of September 30, 2016	As of December 31, 2015
Senior secured loans (1)	$23,197	$81,201
Weighted average current interest rate on senior secured loans	5.7%	5.2%
Number of borrowers in CSLLF	12	45
Largest portfolio company investment (1)	$2,475	$2,985
Total of five largest portfolio company investments (1)	$10,904	$13,424

(1)	Based on principal amount outstanding at period end.
52

The following is a summary of the TRS reference assets as of September 30, 2016 (dollars in thousands):

Portfolio Company (3)	Business Description	Maturity Date	Current Interest Rate (2) (4)	Principal	Cost	Fair Value (1)	Unrealized Appreciation / (Depreciation)
21st Century Oncology, Inc.	Healthcare, Education and Childcare	April, 2022	6.5% (3 Month LIBOR + 5.5%, 1% floor)	$1,975	$1,955	$1,852	$(103)
American Rock Salt Company, LLC	Mining, Steel, Iron and Non Precious Metals	May, 2021	4.75% (3 Month LIBOR + 3.75%, 1% floor)	1,970	1,970	1,896	(74)
Concordia Healthcare Corp	Healthcare, Education and Childcare	October, 2021	5.25% (3 Month LIBOR + 4.25%, 1% floor)	993	938	885	(53)
Emerging Markets Communications, LLC	Telecommunications	July, 2021	6.75% (3 Month LIBOR + 5.75%, 1% floor)	2,469	2,432	2,351	(81)
Informatica Corporation	Electronics	August, 2022	4.5% (3 Month LIBOR + 3.5%, 1% floor)	2,475	2,470	2,410	(60)
Mohegan Tribal Gaming Authority	Leisure, Amusement, Entertainment	November, 2019	5.5% (3 Month LIBOR + 4.5%, 1% floor)	1,914	1,911	1,911	-
Navios Maritime Midstream Partners, LP	Cargo Transport	June, 2020	5.5% (3 Month LIBOR + 4.5%, 1% floor)	1,975	1,955	1,916	(39)
Quorum Health Corp	Healthcare, Education and Childcare	April, 202	6.75% (3 Month LIBOR + 5.75%, 1% floor)	1,492	1,463	1,446	(17)
Securus Technologies, Inc.	Telecommunications	April, 2020	5.25% (3 Month LIBOR + 4.25%, 1% floor)	1,985	1,965	1,956	(9)
Skillsoft Corporation	Electronics	April, 2021	5.75% (6 Month LIBOR + 4.75%, 1% floor)	1,974	1,955	1,738	(217)
US Renal Care, Inc	Healthcare, Education and Childcare	November, 2022	5.25% (3 Month LIBOR + 4.25%, 1% floor)	1,985	1,965	1,902	(63)
Veritas US Inc.	Electronics	January, 2023	6.625% (3 Month LIBOR + 5.625%, 1% floor)	1,990	1,692	1,850	158
				$23,197	$22,671	$22,113	$(558)
				Total accrued interest, net of expenses			$111
				Total unrealized depreciation on TRS			$(447)

(1)	Represents the fair value determined in accordance with ASC Topic 820. The determination of fair value is outside the scope of the Board's valuation process described herein.
(2)	All interest is payable in cash.
(3)	All referenced assets are senior secured loans.
(4)	The interest rate discloses reflects the interest rate as of the last day of the period. The borrower has the election to change the tenor of LIBOR utilizes at each maturity; as such, the tenor reflected herein may change in future periods.

The following is a summary of the TRS reference assets as of December 31, 2015 (dollars in thousands):

Portfolio Company (4)	Business Description	Maturity Date	Current Interest Rate (2) (6)	Principal	Cost	Fair Value (1)	Unrealized Appreciation / (Depreciation)
21st Century Oncology, Inc.	Healthcare, Education and Childcare	April, 2022	6.5% (3 Month LIBOR + 5.5%, 1% floor)	$1,990	$1,970	$1,662	$(308)
ABG Intermediate Holdings 2, LLC (5)	Textiles and Leather	May, 2021	5.5% (3 Month LIBOR + 4.5%, 1% floor)	1,733	1,715	1,698	(17)
American Rock Salt Company, LLC	Mining, Steel, Iron and Non Precious Metals	May, 2021	4.75% (3 Month LIBOR + 3.75%, 1% floor)	1,985	1,985	1,892	(93)
Anchor Glass Container Corp	Containers, Packaging and Glass	July, 2022	4.5% (3 Month LIBOR + 3.5%, 1% floor)	482	479	479	-
Ardent Legacy Acquisitions, Inc.	Healthcare, Education and Childcare	August, 2021	6.5% (3 Month LIBOR + 5.5%, 1% floor)	1,995	1,975	1,975	-
Aspen Dental Management, Inc.	Healthcare, Education and Childcare	April, 2022	5.5% (3 Month LIBOR + 4.5%, 1% floor)	1,493	1,485	1,487	2
Asurion, LLC	Insurance	August, 2022	5.0% (3 Month LIBOR + 4.0%, 1% floor)	2,239	2,228	2,043	(185)
Bass Pro Group, LLC	Retail Stores	June, 2020	4.0% (3 Month LIBOR + 3.25%, .75% floor)	992	989	951	(38)
Belk, Inc.	Retail Stores	December, 2022	5.75% (1 Month LIBOR + 4.75%, 1% floor)	2,000	1,780	1,758	(22)
Bioplan USA, Inc.	Diversified/Conglomerate Service	September, 2021	5.75% (1 Month LIBOR + 4.75%, 1% floor)	992	843	831	(12)
Blue Coat Systems, Inc.	Electronics	May, 2022	4.5% (2 Month LIBOR + 3.5%, 1% floor)	2,000	2,000	1,928	(72)
Brock Holdings III, Inc.	Buildings and Real Estate	March, 2017	6.0% (3 Month LIBOR + 4.5%, 1.5% floor)	1,488	1,480	1,383	(97)
CDS U.S. Intermediate Holdings, Inc.	Leisure, Amusement, Entertainment	July, 2022	5.0% (3 Month LIBOR + 4.0%, 1% floor)	997	995	940	(55)
Chelsea Petroleum Products I LLC	Oil & Gas	October, 2022	5.25% (1 Month LIBOR + 4.25%, 1% floor)	500	498	485	(13)
Communications Sales & Leasing, Inc.	Finance	October, 2022	5.0% (1 Month LIBOR + 4.0%, 1% floor)	1,990	1,950	1,838	(112)
Concordia Healthcare Corp	Healthcare, Education and Childcare	October, 2021	5.25% (3 Month LIBOR + 4.25%, 1% floor)	1,000	945	958	13
Convatec Healthcare E S.A.	Healthcare, Education and Childcare	June, 2020	4.25% (6 Month LIBOR + 3.25%, 1% floor)	1,990	1,988	1,951	(37)
Emerging Markets Communications, LLC	Telecommunications	July, 2021	6.75% (3 Month LIBOR + 5.75%, 1% floor)	2,487	2,450	2,332	(118)
Eresearch Technology, Inc.	Healthcare, Education and Childcare	May, 2022	6.0% (3 Month LIBOR + 5.0%, 1% floor)	2,487	2,475	2,434	(41)
Genoa Healthcare Group, LLC	Healthcare, Education and Childcare	May, 2022	4.5% (3 Month LIBOR + 3.5%, 1% floor)	1,990	1,980	1,930	(50)
Hostess Brands, Inc.	Beverage, Food and Tobacco	August, 2022	4.5% (3 Month LIBOR + 3.5%, 1% floor)	1,995	1,990	1,983	(7)
IMG Worldwide, Inc.	Leisure, Amusement, Entertainment	May, 2021	5.25% (3 Month LIBOR + 4.25%, 1% floor)	1,990	1,995	1,953	(42)
Infiltrator Systems, Inc.	Containers, Packaging and Glass	May, 2022	5.25% (3 Month LIBOR + 4.25%, 1% floor)	995	990	988	(2)
Informatica Corporation	Electronics	August, 2022	4.5% (3 Month LIBOR + 3.5%, 1% floor)	2,494	2,489	2,394	(95)
Integra Telecom, Inc.	Telecommunications	August, 2020	5.25% (3 Month LIBOR + 4.25%, 1% floor)	2,977	2,963	2,873	(90)
JILL Holdings, LLC	Retail Stores	May, 2022	6.0% (3 Month LIBOR + 5.0%, 1% floor)	1,995	1,985	1,905	(80)
LPL Holdings, Inc	Finance	November, 2022	4.75% (2 Month LIBOR + 4.0%, .75% floor)	1,500	1,485	1,466	(19)
LS Deco, LLC	Buildings and Real Estate	May, 2022	5.5% (3 Month LIBOR + 4.5%, 1% floor)	1,375	1,361	1,334	(27)
LTF Merger Sub, Inc.	Leisure, Amusement, Entertainment	June, 2022	4.25% (3 Month LIBOR + 3.25%, 1% floor)	1,493	1,488	1,452	(36)
Mitel Networks Corp	Telecommunications	April, 2022	5.5% (3 Month LIBOR + 4.5%, 1% floor)	2,985	2,955	2,951	(4)
Mohegan Tribal Gaming Authority	Leisure, Amusement, Entertainment	November, 2019	5.5% (3 Month LIBOR + 4.5%, 1% floor)	1,929	1,927	1,881	(46)
Navios Maritime Midstream Partners, LP	Cargo Transport	June, 2020	5.5% (3 Month LIBOR + 4.5%, 1% floor)	1,990	1,970	1,964	(6)
Novelis, Inc.	Mining, Steel, Iron and Non Precious Metals	June, 2022	4.0% (3 Month LIBOR + 3.25%, .75% floor)	2,488	2,475	2,369	(106)
Penn Products Terminals, LLC	Cargo Transport	April, 2022	4.75% (3 Month LIBOR + 3.75%, 1% floor)	744	741	696	(45)
Pharmaceutical Product Development Inc.	Healthcare, Education and Childcare	August, 2022	4.25% (3 Month LIBOR + 3.25%, 1% floor)	1,990	1,980	1,930	(50)
Securus Technologies, Inc.	Telecommunications	April, 2020	5.25% (3 Month LIBOR + 4.25%, 1% floor)	2,000	1,980	1,425	(555)
Skillsoft Corporation	Electronics	April, 2021	5.75% (6 Month LIBOR + 4.75%, 1% floor)	1,990	1,970	1,672	(298)
Sterigenics-Nordion Holdings, LLC	Healthcare, Education and Childcare	May, 2022	4.25% (3 Month LIBOR + 3.25%, 1% floor)	1,995	1,990	1,935	(55)
STG-Fairway Acquisitions, Inc	Diversified/Conglomerate Service	June, 2022	6.25% (3 Month LIBOR + 5.25%, 1% floor)	2,486	2,449	2,430	(19)
Tekni-Plex Incorporated	Containers, Packaging and Glass	June, 2022	4.5% (3 Month LIBOR + 3.5%, 1% floor)	2,487	2,475	2,475	-
Touchtunes Music Corp	Electronics	May, 2022	5.75% (3 Month LIBOR + 4.75%, 1% floor)	1,493	1,485	1,448	(37)
TWCC Holding Corp	Broadcasting & Entertainment	February, 2020	5.75% (1 Month LIBOR + 5.0%, .75% floor)	1,985	1,965	1,983	18
US Renal Care, Inc. (3)	Healthcare, Education and Childcare	November, 2022	5.25% (3 Month LIBOR + 4.25%, 1% floor)	2,000	1,980	1,980	-
USAGM Holdco LLC	Diversified/Conglomerate Service	July, 2022	4.75% (2 Month LIBOR + 3.75%, 1% floor)	2,000	1,980	1,903	(77)
Zep, Inc.	Non Durable Consumer Products	June, 2022	5.5% (3 Month LIBOR + 4.5%, 1% floor)	995	990	989	(1)
				$81,201	$80,268	$77,334	$(2,934)
				Total accrued interest, net of expenses			$106
				Total unrealized depreciation on TRS			$(2,828)

(1)	Represents the fair value determined in accordance with ASC Topic 820. The determination of fair value is outside the scope of the Board's valuation process described herein.
(2)	All interest is payable in cash.
(3)	The referenced asset is unsettled as of December 31, 2015.
(4)	All referenced assets are senior secured loans.
(5)	The referenced asset has an unfunded commitment of $0.3 million.
(6)	The interest rate discloses reflects the interest rate as of the last day of the period. The borrower has the election to change the tenor of LIBOR utilized at each maturity; as such, the tenor reflected herein may change in future periods.

Below is certain summarized financial information for CSLLF as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and September 30, 2015 (dollars in thousands):

Selected Statements of Assets and Liabilities (unaudited):

	As of	As of
	September 30,	December 31,
	2016	2015
ASSETS
Cash held as collateral on Total Return Swap	$20,484	$19,145
Non-collateral cash and cash equivalents	4,493	5,586
Receivable due on Total Return Swap	925	452
Total assets	$25,902	$25,183

LIABILITIES
Unrealized depreciation on Total Return Swap	$447	$2,828
Accrued Expenses	11	21
Total liabilities	$458	$2,849

NET ASSETS
Paid in capital	$25,000	$25,000
Undistributed realized income from operations	891	162
Unrealized Depreciation on Total Return Swap	(447)	(2,828)
Total net assets	$25,444	$22,334

Total liabilities and net assets	$25,902	$25,183

Selected Statements of Operations Information (unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

Administrative and Legal Expenses	$(15)	$(14)	$(131)	$(94)
Net operating loss	$(15)	$(14)	$(131)	$(94)

Net realized gain on Total Return Swap	$1,374	$598	$2,810	$655
Net unrealized appreciation (depreciation) on Total Return Swap	775	(724)	2,380	(631)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$2,134	$(140)	$5,059	$(70)

Results of Operations

Operating results for the three and nine months ended September 30, 2016 and 2015 are as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Total investment income	$17,357	$18,304	$51,798	$47,429
Total expenses, net of incentive fee waiver	9,916	10,517	29,505	29,509
Net investment income	7,441	7,787	22,293	17,920
Net realized gain (loss) from investments	(17,030)	(16,037)	(24,897)	9,140
Net unrealized appreciation (depreciation) on investments	8,474	16,208	4,557	(4,293)
Net unrealized depreciation on Written Call Option	(898)	—	(898)	—
Net increase (decrease) in net assets resulting from operations	$(2,013)	$7,958	$1,055	$22,767

Investment income

The composition of our investment income for the three and nine months ended September 30, 2016 and 2015 was as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest income	$14,654	$14,146	$43,002	$37,644
Fee Income	561	1,762	2,303	4,852
Payment-in-kind interest and dividend income	1,518	1,597	3,966	3,558
Dividend income	574	798	2,427	1,371
Other income	42	—	85	—
Interest from cash and cash equivalents	8	1	15	4
Total investment income	$17,357	$18,304	$51,798	$47,429

The income reported as interest income and PIK interest and dividend income is generally based on the stated rates as disclosed in our consolidated schedule of investments. Accretion/(amortization) of discounts and premiums paid for purchased loans are included in interest income as an adjustment to yield. As a general rule, our interest income and payment-in-kind interest and dividend income is recurring in nature.

We also generate fee income primarily through origination fees charged for new investments, and secondarily via amendment fees, consent fees, prepayment penalties, and other fees. While the fee income is typically non-recurring for each investment, most of our new investments include an origination fee; as such, fee income is dependent upon our volume of directly originated investments and the fee structure associated with those investments.

We earn dividends on certain equity investments within our investment portfolio. As noted in our consolidated schedule of investments, some investments are scheduled to pay a periodic dividend, though these recurring dividends do not make up a significant portion of our total investment income. We may and have received more substantial one-time dividends from our equity investments as part of dividend recapitalizations.

For the three months ended September 30, 2016, total investment income decreased $0.9 million, or 5.2%, compared to the three months ended September 30, 2015. The decrease from the prior period relates primarily to lower fee income. For the three months ended September 30, 2016, we did not generate any origination fees from new deployments but did generate $0.6 million in non-origination fees. Comparatively, for the three months ended September 30, 2015, we generated $0.9 million in origination fees from new deployments and $0.9 million in non-origination fees.

For the nine months ended September 30, 2016, total investment income increased $4.4 million, or 9.2%, compared to the nine months ended September 30, 2015. The increase from the prior period relates primarily to higher interest and PIK income generated from a larger average investment portfolio. For the nine months ended September 30, 2016, we generated $0.7 million in origination fees from new deployments and $1.6 million in non-origination fees. Comparatively, for the nine months ended September 30, 2015, we generated $3.1 million in origination fees from new deployments and $1.8 million in non-origination fees. Dividend income increased from $1.4 million for the nine months ended September 30, 2015, to $2.4 million for the nine months ended September 30, 2016. The increase in dividend income was driven by $1.6 million in dividend income from CSLLF during the nine months ended September 30, 2016, compared to $0.4 million for the nine months ended September 30, 2015.

Operating expenses

The composition of our expenses for the three and nine months ended September 30, 2016 and September 30, 2015 was as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest and financing expenses	$4,938	$4,809	$14,990	$14,126
Base management fee	2,619	2,781	8,049	7,778
Incentive fees, net of incentive fee waiver	1,470	1,946	3,482	4,457
General and administrative expenses	889	981	2,984	3,148
Total expenses, net of incentive fee waiver	$9,916	$10,517	$29,505	$29,509

For the three months ended September 30, 2016, total expenses decreased $0.6 million, or 5.7%, compared to the three months ended September 30, 2015. The decrease from the prior period was driven primarily from a $0.5 million decline in incentive fee due to the fee waiver implemented by the Investment Advisor for 2016. For the nine months ended September 30, 2016, total expenses remained relatively the same compared to the nine months ended September 30, 2015. The increase in interest and financing expenses was due to a larger balance outstanding under our Credit Facility during the nine months ended September 30, 2016. Management fees increased over the prior period due to growth in assets under management. The increase in interest and financing expenses and management fees was offset in part by a $1.0 million decline in incentive fees due to the fee waiver implemented by the Investment Advisor for 2016.

Net realized gains (losses) on sales of investments

During the three and nine months ended September 30, 2016, we recognized $(17.0) million and $(24.9) million, respectively, of net realized losses on our portfolio investments. During the three and nine months ended September 30, 2015, we recognized $(16.0) million and $9.1 million, respectively, of net realized gains (losses) on our portfolio investments.

Net unrealized appreciation (depreciation) on investments and on Written Call Option

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended September 30, 2016 and 2015, we had net unrealized appreciation on investments of $8.5 million and $16.2 million, respectively. For the nine months ended September 30, 2016 and 2015, we had net unrealized appreciation (depreciation) on investments of $4.6 million and $(4.3) million, respectively.

Appreciation on investments for the three and nine months ended September 30, 2016 was partially offset by depreciation of $(0.9) million related to the Written Call Option. As previously noted, unrealized appreciation (depreciation) on the Written Call Option is based on the change in fair value of the underlying equity investment in Eastport Holdings, LLC less the strike price of the Written Call Option.

Changes in net assets resulting from operations

For the three and nine months ended September 30, 2016, we recorded a net increase (decrease) in net assets resulting from operations of $(2.0) million and $1.1 million, respectively. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2016, our per share net increase (decrease) in net assets resulting from operations was $(0.13) and $0.07, respectively. For the three and nine months ended September 30, 2015, we recorded a net increase in net assets resulting from operations of $8.0 million and $22.8 million, respectively. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2015, our per share net increase in net assets resulting from operations was $0.49 and $1.52, respectively.

Financial Condition, Liquidity and Capital Resources

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our shareholders, and repay indebtedness.

On September 30, 2013, we issued 4,000,000 shares at $20.00 per share in our IPO, yielding net proceeds of $74.25 million.

On June 16, 2014, we issued $113.4 million in aggregate principal amount of 7.125% fixed-rate notes (the “Notes”), yielding net proceeds of $109.1 million after underwriting costs. The Notes will mature on June 16, 2021, and may be redeemed in whole or in part at any time or from time to time at our option on or after June 17, 2017 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. The Notes bear interest at a rate of 7.125% per year payable quarterly on March 16, June 16, September 16, and December 16 of each year, beginning September 16, 2014. The Notes are listed on the New York Stock Exchange under the trading symbol “CLA” with a par value $25.00 per share.

On October 17, 2014, we entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. The Credit Facility currently provides for borrowings up to $120.0 million and may be increased up to $150.0 million pursuant to its “accordion” feature. The Credit Facility matures on October 17, 2018. As of September 30, 2016, we had $38.0 million outstanding and $82.0 million available under the Credit Facility.

On April 13, 2015, we completed an underwritten offering of 3,500,000 shares of its common stock at a public offering price of $18.32 per share. The total proceeds received in the offering net of underwriting discounts and offering costs were approximately $61.7 million.

Including the net proceeds from our IPO on September 30, 2013, we have raised approximately $245.0 million in net proceeds from debt and equity offerings and obtained credit availability through our Credit Facility of $120.0 million through September 30, 2016.

As of September 30, 2016, Fund II had $26.2 million in regulatory capital and $20.7 million in SBA-guaranteed debentures outstanding and Fund III had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding. In addition to our existing SBA-guaranteed debentures, we may, if permitted by regulation, seek to issue additional SBA-guaranteed debentures as well as other forms of leverage and borrow funds to make investments. On June 10, 2014, we received an exemptive order from the SEC exempting us, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. We intend to comply with the conditions of the order.

As of September 30, 2016, we had $60.6 million in cash and cash equivalents, and our net assets totaled $248.4 million.

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

A summary of our significant contractual payment obligations as of September 30, 2016 are as follows (dollars in thousands):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
SBA Debentures	$—	$5,000	$80,700	$85,000	$170,700
Notes	—	—	113,438	—	113,438
Credit Facility	—	38,000	—	—	38,000
Total Contractual Obligations	$—	$43,000	$194,138	$85,000	$322,138

Distributions

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. We made quarterly distributions to our stockholders for the first four full quarters subsequent to our IPO. To the extent we have income available, we have made and intend to make monthly distributions thereafter. Our monthly stockholder distributions, if any, will be determined by our Board on a quarterly basis. Any distribution to our stockholders will be declared out of assets legally available for distribution.

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

We have adopted an “opt out” dividend reinvestment plan (“DRIP”) for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock unless a stockholder specifically “opts out” of our DRIP. If a stockholder opts out, that stockholder will receive cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes.

The following tables summarize our distributions declared and distributed since the IPO through September 30, 2016:

Date Declared	Record Date	Payment Date	Amount Per Share
July 1, 2016	September 22, 2016	September 29, 2016	$0.1567
July 1, 2016	August 22, 2016	August 30, 2016	0.1567
July 1, 2016	July 22, 2016	July 29, 2016	0.1567
April 1, 2016	June 21, 2016	June 29, 2016	0.1567
April 1, 2016	May 23, 2016	May 30, 2016	0.1567
April 1, 2016	April 22, 2016	April 28, 2016	0.1567
January 4, 2016	March 22, 2016	March 30, 2016	0.1567
January 4, 2016	February 19, 2016	February 26, 2016	0.1567
January 4, 2016	January 22, 2016	January 28, 2016	0.1567
	Total Distributions Declared and Distributed		$1.41

Date Declared	Record Date	Payment Date	Amount Per Share
October 1, 2015	December 22, 2015	December 30, 2015	$0.1567
October 1, 2015	November 20, 2015	November 27, 2015	0.1567
October 1, 2015	October 23, 2015	October 29, 2015	0.1567
July 1, 2015	September 23, 2015	September 29, 2015	0.1567
July 1, 2015	August 21, 2015	August 28, 2015	0.1567
July 1, 2015	July 23, 2015	July 30, 2015	0.1567
April 1, 2015	June 22, 2015	June 29, 2015	0.1567
April 1, 2015	May 21, 2015	May 28, 2015	0.1567
April 1, 2015	April 23, 2015	April 29, 2015	0.1567
February 26, 2015	December 22, 2015(1)	December 30, 2015	0.0500
February 26, 2015	November 20, 2015(1)	November 27, 2015	0.0500
February 26, 2015	October 23, 2015(1)	October 29, 2015	0.0500
February 26, 2015	September 23, 2015(1)	September 29, 2015	0.0500
February 26, 2015	August 21, 2015(1)	August 28, 2015	0.0500
February 26, 2015	July 23, 2015(1)	July 30, 2015	0.0500
February 26, 2015	June 22, 2015(1)	June 29, 2015	0.0500
February 26, 2015	May 21, 2015(1)	May 28, 2015	0.0500
February 26, 2015	April 23, 2015(1)	April 29, 2015	0.0500
February 26, 2015	March 23, 2015(1)	March 30, 2015	0.0500
January 2, 2015	March 23, 2015	March 30, 2015	0.1567
January 2, 2015	February 20, 2015	February 26, 2015	0.1567
January 2, 2015	January 22, 2015	January 29, 2015	0.1567
	Total Distributions Declared and Distributed		$2.38

Date Declared	Record Date	Payment Date	Amount Per Share
October 2, 2014	December 19, 2014	December 30, 2014	$0.1567
October 2, 2014	November 21, 2014	November 28, 2014	0.1567
October 2, 2014	October 22, 2014	October 30, 2014	0.1567
August 7, 2014	September 12, 2014	September 26, 2014	0.4700
May 8, 2014	June 9, 2014	June 26, 2014	0.4700
February 27, 2014	March 14, 2014	March 26, 2014	0.4700
	Total Distributions Declared and Distributed		$1.88

Date Declared	Record Date	Payment Date	Amount Per Share
November 11, 2013	December 10, 2013	December 30, 2013	$0.47
	Total Distributions Declared and Distributed		$0.47

(1)	On February 26, 2015, the Company’s Board of Directors declared a special distribution of $0.50 per share of the Company’s common stock, which was paid monthly over the remainder of 2015.

Related Parties

We have entered into the Investment Advisory Agreement with the Investment Advisor. Mr. Alala, our chief executive officer, president and chairman of our Board, is the managing partner and chief investment officer of the Investment Advisor, and Mr. Broyhill, a member of our Board, has an indirect controlling interest in the Investment Advisor.

In addition, an affiliate of the Investment Advisor also manages CapitalSouth Partners SBIC Fund IV, L.P. (“Fund IV”); a private investment limited partnership providing financing solutions to smaller and lower middle-market companies that had its first closing in March 2013 and obtained SBA approval for its SBIC license in April 2013. In addition to Fund IV, affiliates of the Investment Advisor may manage several affiliated funds whereby institutional limited partners in Fund IV have the opportunity to co-invest with Fund IV in portfolio investments. An affiliate of the Investment Advisor also manages Capitala Private Credit Fund V, L.P. (“Fund V”); a private investment limited partnership providing financing solutions to the lower middle-market and traditional middle-market. The Investment Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. To the extent permitted by the 1940 Act and interpretation of the SEC staff, the Investment Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Advisor or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Advisor’s allocation procedures. We do not expect to make co-investments, or otherwise compete for investment opportunities, with Fund IV because its focus and investment strategy differ from our own. However, we do expect to make co-investments with Fund V given its similar investment strategy.

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

On August 31, 2016, the Company sold assets to FSC II in exchange for 100% of the partnership interests in FSC II. Concurrent with the sale of these assets to FSC II, the Company received cash consideration of $47.6 million from an affiliated third-party purchaser in exchange for 100% of the partnership interests of FSC II. The Company’s Board of Directors pre-approved this transaction pursuant to Section 57(f) of the 1940 Act. Capitala Advisors Corp., the Company’s administrator, also serves as the administrator to FSC II.

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

Off-balance sheet arrangements

As of September 30, 2016 and December 31, 2015, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $0.0 million and $4.4 million, respectively.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

Distributions

On September 22, 2016, the Company’s Board of Directors declared normal monthly distributions for October, November, and December of 2016 as set forth below:

Date Declared	Record Date	Payment Date	Distributions per Share
September 22, 2016	October 21, 2016	October 28, 2016	$0.13
September 22, 2016	November 21, 2016	November 29, 2016	$0.13
September 22, 2016	December 21, 2016	December 29, 2016	$0.13

Portfolio Activity

On November 3, 2016, we invested $22.5 million in the senior secured debt of Vintage Stock, Inc. The senior secured debt has a cash rate of LIBOR + 12.5%, with a 0.5% floor and a PIK rate of 3.0%.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will generally not be affected by changes in various interest rates, including the London Interbank Offered Rate (“LIBOR”), as assets and liabilities are fixed as of September 30, 2016. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the nine months ended September 30, 2016, we did not engage in hedging activities.

As of September 30, 2016, we held 19 securities bearing a variable rate of interest. Our variable rate investments represent approximately 39.7% of the fair value of total interest earning investments. All variable rate securities are LIBOR based and are subject to interest rate floors. As of September 30, 2016, all variable rate securities were yielding interest at a rate equal to the established interest rate floor, with the exception of a $16.5 million investment that is yielding above its existing floor. As of September 30, 2016, we had $38.0 million outstanding on our Credit Facility, which has a variable rate of interest at LIBOR + 300 basis points. As of September 30, 2016, all of our other interest paying liabilities, consisting of $170.7 million in SBA-guaranteed debentures and $113.4 million in notes payable, were bearing interest at a fixed rate.

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

Based on our September 30, 2016 consolidated statements of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase in net income
Up 300 basis points	$4,435	$(1,140)	$3,295
Up 200 basis points	$2,774	$(760)	$2,014
Up 100 basis points	$1,158	$(380)	$778
Down 100 basis points	$(59)	$205	$146
Down 200 basis points	—	—	—
Down 300 basis points	—	—	—

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the nine months ended September 30, 2016, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2016, we issued 21,523 shares of common stock under our dividend reinvestment plan. The issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the quarter ended September 30, 2016 was approximately $0.3 million. Other than the shares issued under our dividend reinvestment plan during the quarter ended September 30, 2016, we did not sell any unregistered equity securities.

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

Date: November 8, 2016	By	/s/ Joseph B. Alala III
Joseph B. Alala III
Chief Executive Officer
(Principal Executive Officer)
Capitala Finance Corp.

Date: November 8, 2016	By	/s/ Stephen A. Arnall
Stephen A. Arnall
Chief Financial Officer
(Principal Financial and Accounting Officer)
Capitala Finance Corp.

