Form 10-K
period 2016-12-31
Capitala Finance Corp.
filed 2017-03-07
CIK 1571329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2016

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $202.8 million based on the number of shares held by non-affiliates of the registrant as of June 30, 2016, which was the last business day of the registrant’s most recently completed second fiscal quarter. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

The number of shares of Capitala Finance Corp.’s common stock, $0.01 par value, outstanding as of March 6, 2017 was 15,878,544.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

i

PART I

In this Annual Report on Form 10-K, except as otherwise indicated, the terms:

•	“we,” “us,” “our,” “Capitala Finance” and the “Company” refer to Capitala Finance Corp., together with its consolidated subsidiaries;
•	The “Investment Advisor” and “Capitala Investment Advisors” refer to Capitala Investment Advisors, LLC, our investment adviser; and
•	The “Administrator” refers to Capitala Advisors Corp., our administrator.

ITEM 1. BUSINESS

FORMATION OF OUR COMPANY

We are an externally managed non-diversified closed-end management investment company incorporated in Maryland that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and as such are subject to reduced public company reporting requirements. We commenced operations on May 24, 2013 and completed our initial public offering (“IPO”) on September 30, 2013. We are managed by the Investment Advisor, an investment adviser that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and the Administrator provides the administrative services necessary for us to operate. For United States (“U.S.”) federal income tax purposes, we have elected to be treated, and we intend to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

We were formed for the purpose of (i) acquiring, through a series of transactions, an investment portfolio from the following entities: CapitalSouth Partners Fund I Limited Partnership (“Fund I”); CapitalSouth Partners Fund II Limited Partnership (“Fund II”); CapitalSouth Partners Fund III, L.P. (“Fund III Parent”); CapitalSouth Partners SBIC Fund III, L.P. (“Fund III”) and CapitalSouth Partners Florida Sidecar Fund I, L.P. (“Florida Sidecar” and, collectively with Fund I, Fund II, Fund III and Fund III Parent, the “Legacy Funds”); (ii) raising capital in the IPO and (iii) continuing and expanding the business of the Legacy Funds by making additional debt and equity investments in lower middle-market and traditional middle-market companies.

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through our subsidiaries that are licensed by the U.S. Small Business Administration (“SBA”) under the Small Business Investment Company (“SBIC”) Act, we offer customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. We invest in first lien, second lien and subordinated loans, and, to a lesser extent, equity securities issued by lower middle-market companies and traditional middle-market companies.

On September 24, 2013, we acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of our common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became our wholly owned subsidiaries. Fund II and Fund III retained their SBIC licenses, continued to hold their existing investments and continue to make new investments. The IPO consisted of the sale of 4,000,000 shares of our common stock at a price of $20.00 per share resulting in net proceeds to us of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds.

OUR INVESTMENT STRATEGY

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We expect the companies in which we invest will generally have between $4.5 million and $30 million in trailing twelve month earnings before interest, tax, depreciation and amortization

(“EBITDA”). We believe our focus on direct lending to private companies enables us to receive higher interest rates and more substantial equity participation. As part of that strategy, we may invest in first lien loans, which have a first priority security interest in all or some of the borrower’s assets. In addition, our first lien loans may include positions in “stretch” senior secured loans, also referred to as “unitranche” loans, which combine characteristics of traditional first lien senior secured loans and second lien loans, providing us with greater influence and security in the primary collateral of a borrower and potentially mitigating loss of principal should a borrower default. We also may invest in second lien loans, which have a second priority security interest in all or substantially all of the borrower’s assets. In addition to first and second lien loans, we invest in subordinated loans, which may include mezzanine and other types of junior debt investments. Like second lien loans, our subordinated loans typically have a second lien on all or substantially all of the borrower’s assets; however, the principal difference between subordinated loans and second lien loans is that in a subordinated loan, we may be subject to the interruption of cash interest payments, at the discretion of the first lien lender, upon certain events of default. In addition to debt securities, we may acquire equity or detachable equity-related interests (including warrants) from a borrower. Typically, the debt in which we invest is not initially rated by any rating agency; however, we believe that if such investments were rated, they would be rated below investment grade. Below investment grade securities, which are often referred to as “high yield” or “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. We intend to target investments that mature in four to six years from our investment.

We typically will not limit the size of our loan commitments to a specific percentage of a borrower’s assets that serve as collateral for our loan, although we attempt to protect against risk of loss on our debt investments by structuring, underwriting and pricing loans based on anticipated cash flows of our borrowers. As of December 31, 2016, our Investment Advisor underwrote investments in 121 lower middle-market and traditional middle-market companies totaling more than $1.1 billion of invested capital since 2000, and we believe that a continuation of this strategy allows us to make structured investments with more attractive pricing and greater opportunities for meaningful equity participation than traditional asset-based, senior secured loans. Further, we believe that we benefit from our Investment Advisor’s long-standing relationships with many private equity fund sponsors, whose participation in portfolio companies, we believe, makes repayment from refinancing, asset sales and/or sales of the borrowers themselves more likely than a strategy whereby we consider investments only in founder-owned or non-sponsored borrowers.

OUR INVESTMENT ADVISOR

We are managed by the Investment Advisor, whose investment team members have significant and diverse experience financing, advising, operating and investing in lower middle-market and middle-market companies. Moreover, our Investment Advisor’s investment team has refined its investment strategy by sourcing, reviewing, acquiring and monitoring 121 portfolio companies totaling more than $1.1 billion of invested capital from 2000 through December 31, 2016. The Investment Advisor’s investment team also manages CapitalSouth Partners SBIC Fund IV, L.P. (“Fund IV”), a private investment limited partnership providing financing solutions to smaller and lower middle-market companies. Fund IV had its first closing in March 2013 and obtained SBA approval for its SBIC license in April 2013. In addition to Fund IV, affiliates of the Investment Advisor may manage several affiliated funds whereby institutional limited partners in Fund IV have the opportunity to co-invest with Fund IV in portfolio investments. An affiliate of the Investment Advisor also manages Capitala Private Credit Fund V, L.P. (“Fund V”); a private investment limited partnership providing financing solutions to the lower middle-market and traditional middle-market. The Investment Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. To the extent permitted by the 1940 Act and interpretation of the SEC staff, the Investment Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Advisor or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Advisor’s allocation procedures. We do not expect to make co-investments, or otherwise compete for investment opportunities, with Fund IV because its focus and investment strategy differs from our own. However, we do expect to make, and have made, co-investments with Fund V given its similar investment strategy.

On September 10, 2015, we, Fund II, Fund III, Fund V, and the Investment Advisor filed an application for exemptive relief with the SEC to permit an investment fund and one or more affiliated investment funds, including future affiliated investment funds, to participate in the same investment opportunities through a proposed co-investment program where such participation would otherwise be prohibited under the 1940 Act. On June 1, 2016, the SEC issued an order permitting this relief. This exemptive relief is subject to certain conditions designed to ensure that the participation by one investment fund in a co-investment transaction would not be on a basis different from or less advantageous than that of other affiliated investment funds.

Our Investment Advisor is led by Joseph B. Alala, III, our chief executive officer, chairman of our Board of Directors (the “Board”), and the managing partner and chief investment officer of our Investment Advisor, Hunt Broyhill, a member of the Board and a partner of our Investment Advisor, Stephen A. Arnall, our chief financial officer, and John F. McGlinn, our chief operating officer, secretary and treasurer, and a director of our Investment Advisor. Messrs. Alala, Broyhill and McGlinn serve as our Investment Advisor’s investment committee. They are assisted by Christopher B. Norton, who serves as the chief risk officer and a director of our Investment Advisor, Michael S. Marr, Richard Wheelahan, Adam Richeson, and Davis Hutchens who each serve as directors of our Investment Advisor, as well as eleven other investment professionals.

Our Investment Advisor’s investment committee, as well as certain key investment team members that are involved in screening and underwriting portfolio transactions, have worked together for more than ten years. These investment professionals have an average of over 20 years of experience in various finance-related fields, including operations, corporate finance, investment banking, business law and merchant banking, and have collectively developed a broad network of contacts that can offer us investment opportunities. Much of our Investment Advisor’s investment team has worked together screening opportunities, underwriting new investments and managing a portfolio of investments in lower middle-market and traditional middle-market companies through two recessions, a credit crunch, the dot-com boom and bust and a historic, leverage-fueled asset valuation bubble.

INVESTMENTS

We will engage in various investment strategies from time to time in order to achieve our overall lending and investment objectives. Our strategies will generally require current cash yields and sensible leverage and fixed charge coverage ratios and either a first or second lien position (subject to limited instances in which we will not obtain security) in the collateral of the portfolio company. The strategy we select will depend upon, among other things, market opportunities, the skills and experience of our Investment Advisor’s investment team, the result of our financial, operational and strategic evaluation of the opportunity, and our overall portfolio composition. Most of our existing debt investments offer, and we expect most of our future debt investments will offer, the opportunity to participate in a borrower’s equity performance through warrant participation, direct equity ownership or otherwise, and many notes that we purchase will require the borrower to pay an early termination fee. Collectively, these attributes have been, and are expected to be, important contributors to the returns generated by our Investment Advisor’s investment team.

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

•	Established Companies With Positive Cash Flow. We seek to invest in established companies with a history of generating revenues and positive cash flows. We intend to focus on companies with a history of profitability and minimum trailing twelve-month EBITDA of $4.5 million. We do not intend to invest in start-up companies, distressed or “turn-around” situations or companies with business plans that we do not understand.
•	Experienced Management Teams with Meaningful Investment. We seek to invest in companies in which senior or key managers have significant company or industry-level experience and have significant equity ownership. It has been our experience that these management teams are more committed to the company’s success and more likely to manage the company in a manner that protects our debt and equity investments.
•	Significant Invested Capital. We believe that the existence of an appropriate amount of equity beneath our debt capital provides valuable support for our investment. In addition, the degree to which the particular investment is a meaningful one for the portfolio company’s financial sponsor, and the financial sponsor’s ability and willingness to invest additional equity capital as and to the extent necessary, are also important considerations.
•	Appropriate Capital Structures. We seek to invest in companies that are appropriately capitalized. First, we examine the amount of equity that is being invested by the company’s private equity sponsor to determine whether there is a sufficient capital cushion beneath our invested capital. We also analyze the amount of leverage and the characteristics of senior debt with lien priority over our investment.
•	Strong Competitive Position. We intend to invest in companies that have developed strong, defensible product or service offerings within their respective market segments. These companies should be well positioned to capitalize on organic and strategic growth opportunities, and should compete in industries with strong fundamentals and meaningful barriers to entry. We further analyze prospective portfolio investments in order to identify competitive advantages within their respective industries, which may result in superior operating margins or industry-leading growth.
•	Customer and Supplier Diversification. We expect to invest in companies with sufficiently diverse customer and supplier bases. We believe these companies will be better able to endure industry consolidation, economic contraction and increased competition than those that are not sufficiently diversified. However, we also recognize that from time to time, an attractive investment opportunity with some concentration among its customer base or supply chain will present itself. We believe that concentration issues can be evaluated and, in some instances (whether due to supplier or customer product or platform diversification, the existence and quality of long-term agreements with such customers or suppliers or other select factors), mitigated, thus presenting a superior risk-adjusted pricing scenario.

Debt Investments

The Investment Advisor’s investment team tailors the terms of each debt investment to the facts and circumstances of the transaction, the needs of the prospective portfolio company and, as applicable, its financial sponsor, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. As of December 31, 2016, 50.5% of our debt investments were secured by a first lien on the assets of the portfolio company, 46.2% of our debt investments were secured by a second lien on the assets of the portfolio company and 3.3% of our debt investments were unsecured. We expect our primary source of return to be the monthly cash interest we will collect on our debt investments. We also typically seek board observation rights with each portfolio company and we offer (and have historically provided) managerial and strategic assistance to these companies. We seek to further protect invested principal by negotiating appropriate affirmative, negative and financial covenants in our debt documents that are conservative enough to represent a prudent cushion at closing or to budgeted projections, but that are flexible enough to afford our portfolio companies and their financial sponsors sufficient latitude to allow them to grow their businesses. Typical covenants include default triggers and remedies (including penalties), lien protection, leverage and fixed charge coverage ratios, change of control provisions and put rights. Most of our loans feature call protection to enhance our total return on debt investments that are repaid prior to maturity.

Most of our debt investments are structured as first lien loans, and as of December 31, 2016, 50.5% of the fair value of our debt investments consisted of such investments. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans or delayed draw facilities. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility. A form of first lien loan, unitranche debt financing typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt in one debt security. We believe that unitranche debt can be attractive for many lower middle-market and traditional middle-market businesses, given the reduced structural complexity, single lender interface and elimination of intercreditor or potential agency conflicts among lenders.

We may also invest in debt instruments structured as second lien loans. On a fair market value basis, 16.0% of our debt investments consisted of second lien loans as of December 31, 2016. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and which are not subject to the blockage of cash interest payments to us at the first lien lender’s discretion.

In addition to first and second lien loans, we may also invest in subordinated loans. On a fair market value basis, 33.5% of our debt investments consisted of subordinated loans as of December 31, 2016. Subordinated loans typically have second lien loans on all or substantially all of the borrower’s assets, and unlike second lien loans, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender. Our subordinated loans are typically issued with five to six year terms.

Some of our debt investments have payment-in-kind (“PIK”) interest, which is a form of interest that is not paid currently in cash, but is accrued and added to the loan balance until paid at the end of the term. While we generally seek to minimize the percentage of our fixed return that is in the form of PIK interest, we sometimes receive PIK interest due to prevailing market conditions that do not support the overall blended interest yield on our debt investments being paid in all-cash interest. As of December 31, 2016, our weighted average PIK yield, exclusive of the impact on non-accrual debt investments, is 1.5%. In addition to yield in the form of current cash and PIK interest, some of our debt investments include an equity component, such as a warrant to purchase a common equity interest in the borrower for a nominal price. As of December 31, 2016, the weighted average annualized yield on our debt portfolio was 13.2%, exclusive of the impact of non-accrual debt investments.

Equity Investments

When we make a debt investment, we may be granted equity participation in the form of detachable warrants to purchase common equity in the company in the same class of security that the owners or equity sponsors receive upon funding. In addition, we may make non-control equity co-investments in conjunction with a loan transaction with a borrower. The Investment Advisor’s investment team generally seeks to structure our equity investments, such as direct equity co-investments, to provide us with minority rights provisions and, to the extent available, event-driven put rights. They also seek to obtain limited registration rights in connection with these investments, which may include “piggyback” registration rights. In addition to warrants and equity co-investments, our debt investments in the future may contain a synthetic equity position.

INVESTMENT PROCESS

Our Investment Advisor’s investment team is led by its investment committee and is responsible for all aspects of our investment process. The current members of the investment committee are Joseph B. Alala, III, our chief executive officer, chairman of our Board and the managing partner and chief investment officer of our Investment Advisor, Hunt Broyhill, a partner of our Investment Advisor, and John F. McGlinn, our chief operating officer, secretary and treasurer, and a director of our Investment Advisor. Christopher B. Norton serves as chief risk officer and a director of our Investment Advisor. Richard Wheelahan, our chief compliance officer, Michael S. Marr, Randall Fontes, Adam Richeson, Mario Shaffer, and Davis Hutchens, serve as directors of our Investment Advisor, and Casey Swercheck, Eric Althofer, Christian MacCarron, and Jack Vander Leeuw each serve as vice presidents of our Investment Advisor. While the investment strategy involves a team approach, whereby potential transactions are screened by various members of the investment team, Mr. Alala and one other member of the investment committee of the Investment Advisor must approve investments in order for them to proceed. Messrs. Alala and McGlinn meet weekly and, together with Mr. Broyhill, on an as needed basis, depending on the nature and volume of investment opportunities. The Investment Advisor’s investment committee has worked together for over ten years. The stages of our investment selection process are as follows:

Deal Generation/Origination

Deal generation and origination is maximized through long-standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, service providers (such as lawyers and accountants), as well as current and former clients, portfolio companies and investors. Our Investment Advisor’s investment team supplements these lead generators by also utilizing broader marketing efforts, such as attendance at prospective borrower industry conventions, an active calling effort to investment banking boutiques, private equity firms and independent sponsors that are also investing in high quality lower middle-market and traditional middle-market companies, and, most importantly, based on our Investment Advisor’s track record as a responsive, flexible, value-add lender and co-investor, as demonstrated by 121 investments in lower middle-market and traditional middle-market businesses and equity co-investments with reputed private equity firms since 2000. We believe we have developed a reputation as a knowledgeable and reliable source of capital, providing value-added industry advice and financing assistance to borrowers’ businesses and in executing financial sponsors’ growth strategies. Furthermore, with offices throughout the United States, we have the ability to cover a large geographical area and to market to unique groups from each office. Specifically, our Charlotte, Raleigh, Fort Lauderdale, Atlanta, Washington D.C., and Los Angeles offices cover significant territory that is traditionally underserved, allowing us to source a high volume of direct deal flow.

Screening

All potential investments that are received are screened for suitability and consistency with our investment criteria (see “— Due Diligence and Underwriting,” below). In screening potential investments, our Investment Advisor’s investment team utilizes the same value-oriented investment philosophy they employed in their work with the Legacy Funds and commits resources to managing downside exposure. If a potential investment meets our basic investment criteria, a deal team is assigned to perform preliminary due diligence. In doing so, we consider some or all of the following factors:

•	A comprehensive financial model that we prepare based on quantitative analysis of historical financial performance, financial projections made by management or the financial sponsor, and pro forma financial ratios assuming an investment consistent with possible structures. In analyzing our model, we test various investment structures, pricing options, downside scenarios and other sensitivities in order to better understand potential risks and possible financial covenant ratios;
•	The competitive landscape and industry dynamics impacting the potential portfolio company;
•	Strengths and weaknesses of the potential investment’s business strategy and industry outlook; and
•	Results of a broad qualitative analysis of the company’s products or services, market position and outlook, customers, suppliers and quality of management.

If the results of this preliminary due diligence are satisfactory, the deal team prepares an executive summary that is presented to our Investment Advisor’s investment committee in a meeting that includes all members of the portfolio and investment teams. This executive summary includes the following areas:

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

Due Diligence and Underwriting

The completion of due diligence deliverables is led by at least two investment professionals. However, all investment and portfolio team members are regularly updated with due diligence progress, especially any issues that emerge. The two investment professionals leading the due diligence efforts are typically assigned to the original deal team that worked on the executive summary. However, post-term sheet deal teams sometimes contain one or more additional investment professionals and may include other professionals from business development, portfolio or other areas if a particular skill or experience set would be especially valuable in the due diligence process. The members of the underwriting team complete due diligence and analyze the relationships among the prospective portfolio company’s business plan, operations and expected financial performance. Due diligence consists of some or all of the following:

•	On-site visits with management and relevant key employees;
•	In-depth review of historical and projected financial statements, including covenant calculation work sheets;
•	Interviews with customers and suppliers;
•	Management background checks;
•	Review of reports by third-party accountants, outside counsel and other industry, operational or financial experts, whether retained by us or the financial sponsor;
•	Review of material contracts; and
•	Review of financial sponsor’s due diligence package and internal executive summaries.

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

ONGOING RELATIONSHIPS WITH PORTFOLIO COMPANIES

Monitoring

Our Investment Advisor monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if it is meeting its business plan and to assess the appropriate course of action for each company. We generally require our portfolio companies to provide annual audited financial statements and quarterly unaudited financial statements, in each case, with management discussion and analysis and covenant compliance certificates, and monthly unaudited financial statements. Using the monthly financial statements, we calculate and evaluate all financial covenants and additional financial coverage ratios that might not be part of our covenant package in the loan documents. For purposes of analyzing a portfolio company’s financial performance, we may adjust their financial statements to reflect pro forma results in the event of a recent change of control, sale, acquisition or anticipated cost savings.

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

Our internal investment rating system incorporates the following five categories:

Investment Rating	Summary Description
1	In general, the investment may be performing above our internal expectations. Full return of principal and interest is expected. Capital gain is expected.
2	In general, the investment may be performing within our internal expectations, and potential risks to the applicable investment are considered to be neutral or favorable compared to any potential risks at the time of the original investment. All new investments are initially given this rating.
3	In general, the investment may be performing below our internal expectations and therefore, investments in this category may require closer internal monitoring; however, the valuation team believes that no loss of investment return (interest and/or dividends) or principal is expected. The investment also may be out of compliance with certain debt financial covenants.
4	In general, the investment may be performing below internal expectations and quantitative or qualitative risks may have increased substantially since the original investment. Loss of some or all principal is expected.
5	In general, the investment may be performing substantially below our internal expectations and a number of quantitative or qualitative risks may have increased substantially since the original investment. Loss of some or all principal is expected.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2016 and December 31, 2015 (dollars in thousands):

Investment Performance Rating	As of December 31, 2016		As of December 31, 2015
	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$183,826	33.9%	$191,894	32.4%
2	215,058	39.7	335,388	56.6
3	125,381	23.2	37,164	6.3
4	17,374	3.2	28,010	4.7
5	—	—	—	—
Total	$541,639	100.0%	$592,456	100.0%

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

The base management fee is calculated at an annual rate of 1.75% of our gross assets, which is our total assets as reflected on our consolidated statements of assets and liabilities and includes any borrowings for investment purposes. Although we do not anticipate making significant investments in derivative financial instruments, the fair value of any such investments, which will not necessarily equal their notional value, will be included in our calculation of gross assets. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee was initially calculated based on the value of our gross assets at the end of the first calendar quarter subsequent to our IPO, and thereafter based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the first twelve months following our IPO, the Investment Advisor waived the portion of the base management fee payable on cash and cash equivalents held at the Capitala Finance level, excluding cash and cash equivalents held by the Legacy Funds that were acquired by Capitala Finance in connection with the Formation Transactions.

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

As announced on January 4, 2016, the Investment Advisor has voluntarily agreed to waive all or such portion of the quarterly incentive fees earned by the Investment Advisor that would otherwise cause our quarterly net investment income to be less than the distribution payments declared by our Board. Quarterly incentive fees are earned by the Investment Adviser pursuant to the Investment Advisory Agreement. Incentive fees subject to the waiver cannot exceed the amount of incentive fees earned during the period, as calculated on a quarterly basis. The Investment Advisor will not be entitled to recoup any amount of incentive fees that it waives. The waiver was effective in the fourth quarter of 2015 and will continue unless otherwise publicly disclosed by the Company.

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

            = 0.5% + (20%× 0.3%)

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

Payment of Our Expenses

The investment team of our Investment Advisor and their respective staffs, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Investment Advisor. We bear all other costs and expenses of our operations and transactions, including (without limitation):

•	the cost of our organization;
•	the cost of calculating our net asset value, including the cost of any third-party valuation services;
•	the cost of effecting sales and repurchases of our shares and other securities;
•	interest payable on debt, if any, to finance our investments;
•	fees payable to third parties relating to, or associated with, making investments (such as legal, accounting and travel expenses incurred in connection with making investments), including fees and expenses associated with performing due diligence reviews of prospective investments and advisory fees;

•	transfer agent and custodial fees;
•	fees and expenses associated with marketing efforts;
•	costs associated with our reporting and compliance obligations under the 1940 Act, the Securities Exchange Act of 1934, as amended, and other applicable federal and state securities laws, and ongoing stock exchange listing fees;
•	federal, state and local taxes;
•	independent directors’ fees and expenses;
•	brokerage commissions;
•	costs of proxy statements, stockholders’ reports and other communications with stockholders;
•	fidelity bond, directors’ and officers’ liability insurance, errors and omissions liability insurance and other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, telephone and staff;
•	fees and expenses associated with independent audits and outside legal costs; and
•	all other expenses incurred by either our Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of any costs of compensation and related expenses of our chief compliance officer and our chief financial officer and their respective administrative support staff.

Duration and Termination

The Investment Advisory Agreement was initially approved by the Board on June 10, 2013 and signed on September 24, 2013. The Investment Advisory Agreement was most recently re-approved by the Board, including by a majority of our non-interested directors, at an in-person meeting on August 4, 2016. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year to year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not parties to such agreement or who are not “interested persons” of any such party, as such term is defined in Section 2(a)(19) of the 1940 Act. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may also be terminated by either party without penalty upon not less than 60 days’ written notice to the other party. See “Risk Factors — Risks Relating to Our Business and Structure — Our Investment Advisor will have the right to resign on 60 days’ notice.”

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

Administration Agreement

Capitala Advisors Corp., a North Carolina corporation, serves as our administrator. The principal executive offices of our administrator are located at 4201 Congress Street, Suite 360, Charlotte, North Carolina 28209. Capitala Advisors Corp., pursuant to a sub-administration agreement, has engaged U.S. Bancorp Fund Services, LLC to act on behalf of the Administrator in its performance of certain administrative services for us. The principal office of U.S. Bancorp Fund Services, LLC is 777 East Wisconsin Avenue, Milwaukee, WI 53202. Pursuant to the Administration Agreement, our administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, our administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders. In addition, our administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of our chief financial officer, chief compliance officer and our allocable portion of the compensation of their respective administrative support staff. Under the Administration Agreement, our administrator will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. Unless terminated earlier in accordance with its terms, the Administration Agreement will remain in effect if approved annually by our Board. On August 4, 2016, the Board approved the renewal of the Administration Agreement. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to our administrator. Stockholder approval is not required to amend the Administration Agreement.

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

Our day-to-day investment operations are managed by the Investment Advisor. The Investment Advisor’s investment team currently consists of the members of its investment committee, Messrs. Alala, McGlinn and

Broyhill, and a team of fifteen additional investment professionals. The Investment Advisor may hire additional investment professionals, based upon its needs, in the future. See “— Investment Advisory Agreement.”

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

Securities for which market quotations are readily available on an exchange shall be valued at such price as of the closing price on the day of valuation. We may also obtain quotes with respect to certain of our investments from pricing services or brokers or dealers in order to value assets. When doing so, we determine whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. If determined adequate, we use the quote obtained.

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

In making the good faith determination of the value of these securities, we start with the cost basis of the security, which includes the amortized original issue discount and PIK interest or dividends, if any. We prepare the valuations of our investments in portfolio companies using the most recent portfolio company financial statements and forecasts. We also consult updates that we receive from senior management members at portfolio companies, whether solicited for valuation purposes, or received in the ordinary course of our portfolio monitoring or due diligence process. These updates include information such as industry trends, new product development or service offerings and other operational or strategic issues.

For debt securities that are not publicly traded or for which there is no market, we begin with our investment rating of the security as described above. Using this investment rating, we seek to determine the value of the security as if we intended to sell the security in a current sale. The factors that may be taken into account in arriving at fair value include the following, as applicable: the portfolio company’s ability to service its interest and principal payment obligations, its estimated earnings and projected discounted cash flows, the nature and realizable value of any collateral, the financial environment in which the portfolio company operates, comparisons to securities of similar publicly traded companies, statistical ratios compared to lending standards and to other similarly situated securities, and other relevant factors.

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

COMPETITION

We compete for investments with other BDCs and investment funds (including private equity funds, private credit funds, mezzanine funds and other SBICs), as well as traditional financial services companies such as commercial banks and other sources of funding. Additionally, competition for investment opportunities has emerged among alternative investment vehicles, such as collateralized loan obligations (“CLOs”) and other BDCs, some of which are sponsored by other alternative asset investors, as these entities have begun to focus on making investments in lower middle-market and traditional middle-market companies. As a result of these new entrants, competition for our investment opportunities may intensify. Many of these entities have greater financial and managerial resources than we do. We believe we will be able to compete with these entities primarily on the basis of our experience and reputation, our willingness to make smaller investments than other specialty finance companies, the contacts and relationships of our Investment Advisor, our responsive and efficient investment analysis and decision-making processes, and the investment terms we offer.

We believe that certain of our competitors may make first lien and second lien loans with interest rates and returns that will be comparable to or lower than the rates and returns that we will target. Therefore, we will not seek to compete solely on the interest rates and returns that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Relating to Our Business and Structure — We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.”

ELECTION TO BE TAXED AS A RIC

As a BDC, the Company has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which generally is our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

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

If we acquire stock in certain foreign corporations that receive at least 75% of their annual gross income from passive sources (such as interest, dividends, rents, royalties or capital gain) or hold at least 50% of their total assets in investments producing such passive income (“passive foreign investment companies”), we could be subject to U.S. federal income tax and additional interest charges on “excess distributions” received from such companies or gain from the sale of stock in such companies, even if all income or gain actually received by us is timely distributed to our stockholders. We would not be able to pass through to our stockholders any credit or deduction for such a tax. Certain elections may, if available, ameliorate these adverse tax consequences, but any such election requires us to recognize taxable income or gain without the concurrent receipt of cash. We intend to limit and/or manage our holdings in passive foreign investment companies to minimize our tax liability. In addition, under recently proposed regulations, income required to be included as a result of such an election would not be qualifying income for purposes of the 90% Income Test unless we receive a distribution of such income from the passive foreign investment company in the same taxable year to which the inclusion relates.

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

If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits and, subject to certain limitations, may be eligible for the 20% maximum rate for noncorporate taxpayers provided certain holding period and other requirements were met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent five years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC.

REGULATION

A BDC is regulated under the 1940 Act. A BDC must be organized in the U.S. for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses. A BDC provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

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

As a BDC, we are generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC. On June 1, 2016, the SEC issued an order permitting exemptive relief to us and certain of our affiliates to permit an investment fund and one or more other affiliated investment funds, including future affiliated investment funds, to participate in the same investment opportunities through a proposed co-investment program where such participation would otherwise be prohibited under the 1940 Act. This exemptive relief is subject to certain conditions designed to ensure that the participation by one investment fund in a co-investment transaction would not be on a basis different from or less advantageous than that of other affiliated funds.

We are generally not able to issue and sell our common stock at a price below net asset value per share. See “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve our policy and practice of making such sales. In any such case, under such circumstances, the price at which our common stock to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such common stock. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are generally limited in our ability to invest in any portfolio company in which our Investment Advisor or any of its affiliates currently has an investment or to make any co-investments with our Investment Advisor or its affiliates without an exemptive order from the SEC, subject to certain exceptions. On September 10, 2015, we, Fund II, Fund III, Fund V, and the Investment Advisor filed an application for exemptive relief with the SEC to permit an investment fund and one or more affiliated investment funds, including future affiliated investment funds, to participate in the same investment opportunities through a proposed co-investment program where such participation would otherwise be prohibited under the 1940 Act. On June 1, 2016, the SEC issued an order permitting this relief. This exemptive relief is subject to certain conditions designed to ensure that the participation by one investment fund in a co-investment transaction would not be on a basis different from or less advantageous than that of other affiliated investment funds.

We will be periodically examined by the SEC for compliance with the 1940 Act.

As a BDC, we are subject to certain risks and uncertainties. See “Risk Factors — Risks Relating to Our Business and Structure.”

QUALIFYING ASSETS

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, immediately after such acquisition is made, qualifying assets represent at least 70% of the BDC’s gross assets (the “70% Test”). The principal categories of qualifying assets relevant to our proposed business are the following:

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

An eligible portfolio company is generally a domestic company that is not an investment company (other than a SBIC wholly owned by a BDC) and that:

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

In addition, a BDC must have been organized and have its principal place of business in the U.S. and must be operated for the purpose of making investments in eligible portfolio companies, or in other securities that are consistent with its purpose as a BDC.

SIGNIFICANT MANAGERIAL ASSISTANCE TO PORTFOLIO COMPANIES

BDCs generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

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

SMALL BUSINESS INVESTMENT COMPANY REGULATIONS

Fund II and Fund III, which are our wholly owned subsidiaries, are licensed to act as SBICs and are regulated by the SBA. As of December 31, 2016, investments in Fund II and Fund III accounted for approximately 10.9% and 48.0%, respectively, of our total portfolio. As of December 31, 2016 Fund II and Fund III had $20.7 million and $150.0 million, respectively, of SBA-guaranteed debentures outstanding under the SBIC program. Fund II and Fund III are fully drawn and may not make borrowings in excess of their aggregate $170.7 million of SBA-guaranteed debentures outstanding as of December 31, 2016.

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

Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If either Fund II or Fund III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit Fund II’s and Fund III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit Fund II and Fund III from making new investments. Such actions by the SBA would, in turn, negatively affect us because Fund II and Fund III are our wholly owned subsidiaries. Fund II and Fund III were in compliance with the terms of the SBA’s leverage as of December 31, 2016 as a result of having sufficient capital as defined under the SBA regulations.

In December 2015, the 2016 omnibus spending bill approved by Congress and signed into law by the President increased the amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding from $225.0 million to $350.0 million, subject to SBA approval. SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $350 million when they have at least $175 million in regulatory capital. As of December 31, 2016, Fund II had $26.2 million in regulatory capital and $20.7 million in SBA-guaranteed debentures outstanding and Fund III had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding.

On June 10, 2014, we received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the 200% asset coverage test under the 1940 Act. This provides us with increased flexibility under the 200% asset coverage test by permitting us to borrow up to $170.7 million more than we would otherwise be able to absent the receipt of this exemptive relief.

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

Capitala Finance was formed in February 2013 and has only operated as a BDC since September 2013. As a result, we are subject to many of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. As a BDC, we are subject to the regulatory requirements of the SEC, in addition to the specific regulatory requirements applicable to BDCs under the 1940 Act and RICs under the Code. Our management and that of the Investment Advisor did not have any prior experience operating under this regulatory framework, and we incur substantial costs, and expend significant time or other resources, to operate under this regulatory framework. From time to time, the Investment Advisor may pursue investment opportunities in which it has more limited experience. We may also be unable to replicate the historical performance of prior investment funds managed by our management team. In addition, we may be unable to generate sufficient revenue from our operations to make or sustain distributions to our stockholders.

Our investment portfolio is recorded at fair value, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, its estimate of fair value and, as a result, there may be uncertainty as to the value of our portfolio investments.

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

The determination of fair value and, consequently, the amount of unrealized gains and losses in our portfolio, are to a certain degree, subjective and dependent on a valuation process approved by our Board. Certain factors that may be considered in determining the fair value of our investments include external events, such as private mergers, sales and acquisitions involving comparable companies. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. Our fair value determinations may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of our investments would receive a lower price for their shares than the value of our investments might warrant. In addition, we may not be able to realize the values on our investments needed to pay interest on our borrowings.

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

Even if we are able to grow and build upon our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets, and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies, it could negatively impact our ability to make distributions.

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

The members of the Investment Advisor’s investment team are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. For example, an affiliate of the Investment Advisor also manages Fund V, a private investment limited partnership providing financing solutions to the lower middle-market and traditional middle-market. Mr. Alala dedicates a significant portion of his time to the activities of Capitala Finance; however, he may become engaged in other business activities that could divert his time and attention in the future.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

We compete for investments with other BDCs with similar investment strategies, private equity funds with similar investment strategies, venture lending funds, finance companies with venture lending units and banks focused on venture lending. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we have. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments than we have. These characteristics might allow our competitors to consider a wider variety of investments, establish more relationships or offer better pricing and more flexible structuring than we are able to offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. We believe a significant part of our competitive advantage stems from the fact that the market for investments in lower and traditional middle-market companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our potential competitors have greater experience operating under, or will not be subject to, the regulatory restrictions that the 1940 Act impose on us as a BDC.

Any inability of our Capitala Investment Advisors to maintain or develop strong referral relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

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

Our growth requires that the Investment Advisor retain and attract new investment and administrative personnel in a competitive market. Its ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, its ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities with which the Investment Advisor competes for experienced personnel, including investment funds (such as private equity funds, credit funds and mezzanine funds) and traditional financial services companies, have greater resources than the Investment Advisor has.

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

In the course of our investing activities, we pay management and incentive fees to the Investment Advisor and reimburse the Investment Advisor for certain expenses it incurs. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of the Investment Advisor will have interests that differ from those of our stockholders, giving rise to a conflict. The Investment Advisor will not be reimbursed for any performance-related compensation for its employees. We have entered into a royalty-free license agreement with our Investment Advisor, pursuant to which the Investment Advisor grants us a non-exclusive royalty-free license to use the name “Capitala.” Under the license agreement, we have the right to use the “Capitala” name for so long as the Investment Advisor or one of its affiliates remains our Investment Advisor. In addition, we pay our Administrator our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of our chief financial officer, chief compliance officer and their respective administrative support staff. These arrangements create conflicts of interest that our Board must monitor.

In addition, an affiliate of the Investment Advisor also manages Fund IV, a private investment limited partnership providing financing solutions to smaller and lower middle-market companies that had its first closing in March 2013 and obtained SBA approval for its SBIC license in April 2013. In addition to Fund IV, affiliates of the Investment Advisor may manage several affiliated funds whereby institutional limited partners in Fund IV have the opportunity to co-invest with Fund IV in portfolio investments. An affiliate of the Investment Advisor also manages Fund V, a private investment limited partnership providing financing solutions to the lower middle-market and traditional middle-market. The Investment Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part to ours. To the extent permitted by the 1940 Act and interpretation of the SEC staff, the Investment Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Advisor or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Advisor’s allocation procedures. We do not expect to make co-investments, or otherwise compete for investment opportunities, with Fund IV because its focus and investment strategy differ from our own. However, we do expect to make co-investments with Fund V given its similar investment strategy.

As a BDC, we are substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds unless we obtain an exemptive order from the SEC. On September 10, 2015, we, Fund II, Fund III, Fund V, and the Investment Advisor filed an application for exemptive relief with the SEC to permit an investment fund and one or more other affiliated investment funds, including future affiliated investment funds, to participate in the same investment opportunities through a proposed co-investment program where such participation would otherwise be prohibited under the 1940 Act. On June 1, 2016, the SEC issued an order permitting this relief. This exemptive relief is subject to certain conditions designed to ensure that the participation by one investment fund in a co-investment transaction would not be on a basis different from or less advantageous than that of other affiliated investment funds.

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

Members of our Investment Advisor’s investment committee and other investment professionals of the Investment Advisor may serve as directors of, or in a similar capacity to, portfolio companies in which we invest. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

The involvement of our interested directors in the valuation process may create conflicts of interest.

We make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market-based price quotation is available. As a result, our Board determines the fair value of these loans and securities in good faith as described in the section titled “Valuation of Investments” in Note 2 to our Consolidated Financial Statements. In connection with that determination, investment professionals from the Investment Advisor may provide our Board with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for certain portfolio investments is reviewed by an independent valuation firm quarterly, the ultimate determination of fair value is made by our Board, including our interested directors, and not by such third-party valuation firm. The participation of the Investment Advisor’s investment professionals in our valuation process could result in conflicts of interest as the Investment Advisor’s management fee is based, in part, on the value of our gross assets, and its incentive fees will be based, in part, on realized gains and realized and unrealized losses.

The terms of the Investment Advisory Agreement with Capitala Investment Advisors and the Administration Agreement with our Administrator were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third-party, including an incentive fee structure that may induce Capitala Investment Advisors to pursue speculative investments, and to use leverage when it may be unwise to do so.

The Investment Advisory Agreement and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to the Investment Advisor and the Administrator, may not be as favorable to us as if they had been negotiated with an unaffiliated third-party.

The incentive fee payable by us to the Investment Advisor may create an incentive for the Investment Advisor to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to our Investment Advisor is calculated based on a percentage of our return on invested capital. This may encourage our Investment Advisor to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, our Investment Advisor receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, the Investment Advisor may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income-producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

Although we currently do not anticipate doing so, we may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, will bear our ratable share of any such investment company’s expenses, including management and performance fees. We also remain obligated to pay management and incentive fees to our Investment Advisor with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our stockholders will bear his or her share of the management and our Investment Advisor’s incentive fee as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.

Capitala Investment Advisors’ liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify Capitala Investment Advisors against certain liabilities, which may lead Capitala Investment Advisors to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Investment Advisory Agreement, the Investment Advisor has not assumed any responsibility to us other than to render the services called for under that agreement. It is not responsible for any action of our Board in following or declining to follow the Investment Advisor’s advice or recommendations. Under the Investment Advisory Agreement, the Investment Advisor, its officers, members and personnel, and any person controlling or controlled by the Investment Advisor are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Investment Advisor owes to us under the Investment Advisory Agreement. In addition, as part of the Investment Advisory Agreement, we have agreed to indemnify the Investment Advisor and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead the Investment Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

Capitala Investment Advisors has the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within such time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

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

Capitala Investment Advisors may not be able to achieve the same or similar returns as those achieved by its investment team while they were employed at prior positions.

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

As of December 31, 2016, we had $170.7 million of outstanding SBA-guaranteed debentures, $113.4 million of 7.125% fixed rate notes due 2021 (the “Notes”) outstanding and $44.0 million outstanding under the Credit Facility that provides for borrowings of up to $120.0 million on a revolving basis and may be increased up to $150.0 million pursuant to its “accordion” feature. We have received an exemptive order from the SEC granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

At our 2016 Annual Stockholders Meeting, subject to certain determinations required to be made by our Board, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price below the then current net asset value per share during a period beginning on May 3, 2016 and expiring on the earlier of the one year anniversary of the date of the 2016 Annual Stockholders Meeting and the date of our 2017 Annual Stockholders Meeting, which is expected to be held in May 2017.

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

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. In addition to the existing SBA-guaranteed debentures, the Notes and the Credit Facility, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not been leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distributions on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our Investment Advisor will be payable based on our gross assets, including those assets acquired through the use of leverage, our Investment Advisor will have a financial incentive to incur leverage that may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to our Investment Advisor.

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

In the recent past, the capital markets and the credit markets have experienced periods of extreme volatility and disruption and, accordingly, there has been and may continue to be uncertainty in the financial markets in general. Continuing U.S. debt ceiling and budget deficit concerns, including automatic spending cuts stemming from sequestration, together with deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations. Any further disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

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

We have fully drawn on our SBA-guaranteed debentures and, absent changes to legislation or regulation, may not make borrowings in excess of their aggregate $170.7 million of SBA-guaranteed debentures outstanding as of December 31, 2016. We also had approximately $113.4 million of the Notes outstanding as of December 31, 2016. In addition, as of December 31, 2016, we had approximately $44.0 million outstanding under the Credit Facility that provides for borrowings of up to $120.0 million on a revolving basis and may be increased up to $150.0 million pursuant to its “accordion” feature. If we are unable to secure additional debt financing on commercially reasonable terms, our liquidity could be reduced significantly. If we are unable to repay amounts outstanding under any debt facilities we may obtain and are declared in default or are unable to renew or refinance these facilities, we may not be able to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, another economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

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

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the U.S. and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”), and, accordingly, on February 1, 2017, the

U.K. Parliament voted in favor of allowing the U.K. government to begin the formal process of Brexit. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

As a result of the 2016 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The U.S. may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the U.S. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the U.S. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Further downgrades of the U.S. credit rating, impending automatic spending cuts, another government shutdown or a failure to raise the statutory debt limit of the United States could negatively impact our liquidity, financial condition and earnings.

Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. In the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. The federal debt limit has been suspended since November 2, 2015, but the limit is set to be reinstated on March 15, 2017. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations, which could negatively impact the U.S. economy and our portfolio companies. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

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

We intend to pay distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future. In the event we liquidate or dispose of a significant equity position in our portfolio, we may distribute a special dividend relating to the realized capital gains from such investment in order to minimize to the greatest extent possible our U.S. federal income or excise tax liability.

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

Capitala Investment Advisors is not obligated to reimburse us for any part of the incentive fee it receives that is based on accrued income that we never receive.

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

We are required to disclose changes made in our internal controls and procedures over financial reporting on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We could be an “emerging growth company” for up to five years from the date of our IPO.

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

New and pending legislation may allow us to incur additional leverage.

As a BDC, under the 1940 Act generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets or we may borrow an amount equal to 100% of net assets). Legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. In addition, in December 2015, the 2016 omnibus spending bill approved by Congress and signed into law by the President increased the amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding from $225.0 million to $350.0 million, subject to SBA approval. This new legislation may allow us to issue additional SBIC debentures above the $225.0 million of SBA-guaranteed debentures previously permitted pending application for and receipt of additional SBIC licenses. If we incur this additional indebtedness in the future, your risk of an investment in our securities may increase.

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

Fund II and Fund III, which became our wholly owned subsidiaries after the completion of the Formation Transactions, are licensed to act as SBICs and are regulated by the SBA. As of December 31, 2016, Fund II and Fund III portfolio companies accounted for most of our aggregate portfolio. The SBIC licenses allow our SBIC subsidiaries to borrow funds by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. The SBA regulations require, among other things, that a licensed SBIC be examined periodically and audited by an independent auditor to determine the SBIC’s compliance with the relevant SBA regulations.

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

The SBA also prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If Fund II or Fund III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit such Fund’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit such Fund from making new investments. Such actions by the SBA would, in turn, negatively affect us because Fund II and Fund III are our wholly owned subsidiaries. Each of Fund II and Fund III was in compliance with the terms of the SBA’s leverage requirements as of December 31, 2016 as a result of having sufficient capital as defined under the SBA regulations.

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

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes Oxley Act, and other rules implemented by the SEC. Also, we are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ Stock Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. Our efforts to comply with these existing requirements, or any revised or amended requirements, have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

We received an exemptive order from the SEC exempting us from certain provisions of the 1940 Act and the Exchange Act.

On June 10, 2014, we received an exemptive order from the SEC exempting us, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Exchange Act with respect to Fund II and Fund III. We intend to comply with the conditions of the order. As a result, we will generally be permitted to incur a greater amount of leverage relative to our total assets and net asset value, which may expose us to a greater degree of risk.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

Our business is highly dependent on the communications and information systems of the Investment Advisor. Certain of these systems are provided to the Investment Advisor by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, sudden electrical or telecommunications outages, natural disasters such as earthquakes, tornadoes, and hurricanes, events arising from local or larger scale political or social matters, including terrorist attacks, and cyber-attacks could cause delays or other problems in our activities. Any of the above, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

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

Our investments may include original issue discount (“OID”) instruments and contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

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

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our IPO, (ii) in which we have total annual gross revenue of at least $1.0 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the previous second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we have chosen to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

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

Our Board is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Under Maryland General Corporation Law and our charter, our Board is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to the issuance of shares of each class or series, our Board will be required by Maryland law and our charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, our Board could authorize the issuance of shares of preferred stock with terms and conditions that could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our common stockholders. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock. The issuance of preferred shares convertible into shares of common stock may also reduce the net income and net asset value per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on your investment in our common stock.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of Capitala Finance or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Maryland Control Share Acquisition Act, the Maryland Control Share Acquisition Act also may make it more difficult for a third-party to obtain control of us and increase the difficulty of consummating such a transaction. It is the position of the staff of the SEC’s Division of Investment Management that if a BDC fails to opt-out of the Maryland Control Share Acquisition Act, it acts in a manner inconsistent with Section 18(i) of the 1940 Act.

We have also adopted measures that may make it difficult for a third-party to obtain control of us, including provisions of our charter classifying our Board in three classes serving staggered three-year terms, and authorizing our Board to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, to amend our charter without stockholder approval and to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

The foregoing provisions are expected to discourage certain coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of us to negotiate first with our Board. However, these provisions may deprive a shareholder of the opportunity to sell such shareholder’s shares at a premium to a potential acquirer. We believe that the benefits of these provisions outweigh the potential disadvantages of discouraging any such acquisition proposals because, among other things, the negotiation of such proposals may improve their terms. Our Board has considered both the positive and negative effects of the foregoing provisions and determined that they are in the best interest of our shareholders.

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

We invest primarily in first lien loans, second lien loans, subordinated debt investments and select equity investments issued by leveraged companies, each of which carries with it a significant degree of risk.

First Lien Loans.  There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Second Lien Loans.  Our second lien debt investments have a second priority security interest in all or substantially all of the assets of the borrower. As such, other creditors may rank senior to us in the event of an insolvency, which could likely in many cases result in a substantial or complete loss on such investment in the case of such insolvency. This may result in an above average amount of risk and loss of principal.

Subordinated Loans.  Our subordinated debt investments are generally subordinated to first lien loans and may be unsecured. As such, other creditors may rank senior to us in the event of an insolvency, which could likely in many cases result in a substantial or complete loss on such investment in the case of such insolvency. This may result in an above average amount of risk and loss of principal.

Equity Investments.  When we invest in loans, we may acquire equity securities as well. In addition, we may invest directly in the equity securities of portfolio companies.

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

In addition, investing in lower and traditional middle-market companies involves a number of significant risks, including:

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

Most of the loans in which we invest are not structured to fully amortize during their lifetime. Accordingly, a significant portion of the principal amount of such a loan may be due at maturity. As of December 31, 2016, all debt instruments in our portfolio, on a fair value basis, will not fully amortize prior to maturity. In order to create liquidity to pay the final principal payment, borrowers typically must raise additional capital. If they are unable to raise sufficient funds to repay us or we have not elected to enter into a new loan agreement providing for an extended maturity, the loan will go into default, which will require us to foreclose on the borrower’s assets, even if the loan was otherwise performing prior to maturity. This will deprive Capitala Finance from immediately obtaining full recovery on the loan and prevent or delay the reinvestment of the loan proceeds in other, more profitable investments.

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

In the future, we may co-invest with investment funds, accounts and vehicles managed by our Investment Advisor or its affiliates when doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally will only be permitted to co-invest with such investment funds, accounts and vehicles where the only term that is negotiated is price. On June 1, 2016, the SEC issued an exemptive order permitting us and certain of our affiliates, to co-invest together in portfolio companies subject to certain conditions included therein. We expect that this order will permit greater flexibility to negotiate the terms of co-investments with investment funds, accounts and investment vehicles managed by our Investment Advisor or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

In addition, within our portfolio there are investments that may be deemed to be “controlled” investments under the 1940 Act. To the extent that our investments in such portfolio companies need to be restructured or that we choose to exit these investments in the future, our ability to do so may be limited if such restructuring or exit also involves the affiliates of our Investment Advisor because such a transaction could be considered a joint transaction prohibited by the 1940 Act in the absence of our receipt of relief from the SEC in connection with such transaction. For example, if an affiliate of our Investment Advisor were required to approve a restructuring of an investment in the portfolio and the affiliate of our Investment Advisor was deemed to be our affiliate, such a restructuring transaction may constitute a prohibited joint transaction under the 1940 Act.

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

We currently hold controlling equity positions in six portfolio companies. Although we may do so in the future, we expect that we will not hold controlling equity positions in most of our portfolio companies. If we do not hold a controlling equity position in a portfolio company, we are subject to the risk that the portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of the portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

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

Some of the products of our portfolio companies are developed, manufactured, assembled, tested or marketed outside the U.S. Any conflict or uncertainty in these countries, including due to natural disasters, public health concerns, political unrest or safety concerns, could harm their business, financial condition and results of operations. In addition, if the government of any country in which their products are developed, manufactured or sold sets technical or regulatory standards for products developed or manufactured in or imported into their country that are not widely shared, it may lead some of their customers to suspend imports of their products into that country, require manufacturers or developers in that country to manufacture or develop products with different technical or regulatory standards and disrupt cross-border manufacturing, marketing or business relationships which, in each case, could harm their businesses.

Our equity ownership in a portfolio company may represent a control investment. Our ability to exit a control investment in a timely manner could result in a realized loss on the investment.

We currently have, and may acquire in the future, control investments in portfolio companies. Our ability to divest ourselves from a debt or equity investment in a controlled portfolio company could be restricted due to illiquidity in a private stock, limited trading volume on a public company’s stock, inside information on a company’s performance, insider blackout periods, or other factors that could prohibit us from disposing of the investment as we would if it were not a control investment. Additionally, we may choose not to take certain actions to protect a debt investment in a control investment portfolio company. As a result, we could experience a decrease in the value of our portfolio company holdings and potentially incur a realized loss on the investment.

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

In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the “Paris Agreement”) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. The U.S. subsequently ratified the Paris Agreement, and it entered into force on November 4, 2016. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation which could increase their operating costs and/or decrease their revenues.

We may choose to waive or defer enforcement of covenants in the debt securities held in our portfolio, which may cause us to lose all or part of our investment in these companies.

We structure the debt investments in our portfolio companies to include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. However, from time to time we may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company. These actions may reduce the likelihood of our receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact our ability to pay dividends, could adversely affect our results of operations and financial condition and cause the loss of all or part of your investment.

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

We expect that our portfolio will continue to consist of investments that may have relatively limited operating histories. These companies may be particularly vulnerable to U.S. and foreign economic downturns such as the current recession and European financial crisis, may have more limited access to capital and higher funding costs, may have a weaker financial position and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical and marketing resources. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these companies. We cannot assure you that any of our investments in our portfolio companies will be successful. Our portfolio companies compete with larger, more established companies with greater access to, and resources for, further development in these new technologies. We may lose our entire investment in any or all of our portfolio companies.

Risks Relating to our Securities

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the expected market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	price and volume fluctuations in the overall stock market from time to time;
•	investor demand for our shares;
•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;
•	changes in regulatory policies or tax guidelines with respect to RICs, BDCs or SBICs;
•	failure to qualify as a RIC, or the loss of RIC status;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	changes, or perceived changes, in the value of our portfolio investments;
•	departures of the Investment Advisor’s key personnel;
•	operating performance of companies comparable to us; or
•	general economic conditions and trends and other external factors.

Our business and operation could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, increased in the BDC space recently. While we are currently not subject to any securities litigation or shareholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our Board’s attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

Investing in our common stock may involve an above average degree of risk.

The investments we make may result in a higher amount of risk, volatility, or loss of principal than alternative investment options. These investments in portfolio companies may be highly speculative and aggressive, and therefore, an investment in our common stock may not be suitable for investors with lower risk tolerance.

Our shares of common stock have a limited trading history and we cannot assure you that the market price of shares of our common stock will not decline.

Our shares of common stock have a limited trading history and we cannot assure you that a public trading market will be sustained for such shares. We cannot predict the prices at which our common stock will trade. We cannot assure you that the market price of shares of our common stock will not decline at any time. In addition, our common stock has from time to time traded below its net asset value since our inception and if our common stock continues to trade below its net asset value, we will generally not be able to sell additional shares of our common stock to the public at its market price without first obtaining the approval of our stockholders (including our unaffiliated stockholders) and our independent directors for such issuance.

Our common stockholders will bear the expenses associated with our borrowings, and the holders of our debt securities will have certain rights senior to our common stockholders.

All of the costs of offering and servicing our debt securities, including interest thereon, is borne by our common stockholders. The interests of the holders of any debt we may issue will not necessarily be aligned with the interests of our common stockholders. In particular, the rights of holders of our debt to receive interest or principal repayment will be senior to those of our common stockholders. In addition, we may grant a lender a security interest in a significant portion or all of our assets, even if the total amount we may borrow from such lender is less than the amount of such lender’s security interest in our assets.

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

You may not receive distributions or our distributions may decline or may not grow over time, and you will experience dilution in your ownership percentage if you opt out of our dividend reinvestment plan.

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

At our 2016 Annual Stockholders Meeting, subject to certain determinations required to be made by our Board, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price below the then current net asset value per share during a period beginning on May 3, 2016 and expiring on the earlier of the one-year anniversary of the date of the 2016 Annual Stockholders Meeting and the date of our 2017 Annual Stockholders Meeting, which is expected to be held in May 2017.

Any decision to sell shares of our common stock below its then current net asset value per share would be subject to the determination by our Board that such issuance is in our and our stockholders’ best interests. If we were to sell shares of our common stock below its then current net asset value per share; such sales would result in an immediate dilution to the net asset value per share of our common stock. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

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

Holders of any preferred stock we might issue would have the right to elect members of our Board and class voting rights on certain matters.

Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of our Board at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, if any, or the terms of our credit facilities, if any, might impair our ability to maintain our qualification as a RIC for U.S. federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 4201 Congress Street, Suite 360, Charlotte, North Carolina 28209, and are provided by our Administrator in accordance with the terms of the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

ITEM 3. LEGAL PROCEEDINGS

None of us, our Investment Advisor or Administrator or any of the Legacy Funds, are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against our Investment Advisor or Administrator or any of the Legacy Funds. From time to time, we, our Investment Advisor or Administrator, or any of the Legacy Funds may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

Fiscal 2016	NAV(1)	High	Low	Premium or (Discount) of High Sales Price to NAV(2)	Premium or (Discount) of Low Sales Price to NAV(2)	Declared Distributions(3)
Fourth Quarter	$15.79	$13.95	$11.51	(11.7)%	(27.1)%	$0.39
Third Quarter	$15.68	$15.80	$12.75	0.8%	(18.7)%	$0.47
Second Quarter	$16.28	$14.20	$11.72	(12.8)%	(28.0)%	$0.47
First Quarter	$16.29	$13.18	$9.54	(19.1)%	(41.4)%	$0.47

Fiscal 2015	NAV(1)	High	Low	Premium or (Discount) of High Sales Price to NAV(2)	Premium or (Discount) of Low Sales Price to NAV(2)	Declared Distributions(3)
Fourth Quarter	$17.04	$14.66	$11.75	(14.0)%	(31.0)%	$0.47
Third Quarter	$18.04	$16.76	$12.54	(7.1)%	(30.5)%	$0.47
Second Quarter	$17.95	$19.10	$15.34	6.4%	(14.5)%	$0.47
First Quarter	$18.35	$19.12	$17.97	4.2%	(2.1)%	$0.97

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)	Calculated as of the respective high or low intraday sales price divided by the quarter end NAV and subtracting 1.
(3)	Represents the distributions paid or to be paid in the specified quarter.

HOLDERS

The last reported price for our common stock on March 6, 2017 was $14.02 per share. As of March 6, 2017 there were 55 holders of record of our common stock.

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

The following table summarizes our distributions declared during fiscal years ended 2017, 2016, and 2015:

Date Declared	Record Date	Payment Date	Amount Per Share
January 3, 2017	January 20, 2017	January 30, 2017	$0.1300
January 3, 2017	February 20, 2017	February 27, 2017	0.1300
January 3, 2017	March 23, 2017	March 30, 2017	0.1300
Total Distributions Declared for Fiscal 2017			$0.39

Date Declared	Record Date	Payment Date	Amount Per Share
January 4, 2016	January 22, 2016	January 28, 2016	$0.1567
January 4, 2016	February 19, 2016	February 26, 2016	0.1567
January 4, 2016	March 22, 2016	March 30, 2016	0.1567
April 1, 2016	April 22, 2016	April 28, 2016	0.1567
April 1, 2016	May 23, 2016	May 30, 2016	0.1567
April 1, 2016	June 21, 2016	June 29, 2016	0.1567
July 1, 2016	July 22, 2016	July 29, 2016	0.1567
July 1, 2016	August 22, 2016	August 30, 2016	0.1567
July 1, 2016	September 22, 2016	September 29, 2016	0.1567
September 22, 2016	October 21, 2016	October 28, 2016	0.1300
September 22, 2016	November 21, 2016	November 29, 2016	0.1300
September 22, 2016	December 21, 2016	December 29, 2016	0.1300
Total Distributions Declared for Fiscal 2016			$1.80

Date Declared	Record Date	Payment Date	Amount Per Share
January 2, 2015	January 22, 2015	January 29, 2015	$0.1567
January 2, 2015	February 20, 2015	February 26, 2015	0.1567
January 2, 2015	March 23, 2015	March 30, 2015	0.1567
February 26, 2015	March 23, 2015	March 30, 2015	0.0500
February 26, 2015	April 23, 2015	April 29, 2015	0.0500
February 26, 2015	May 21, 2015	May 28, 2015	0.0500
February 26, 2015	June 22, 2015	June 29, 2015	0.0500
February 26, 2015	July 23, 2015	July 30, 2015	0.0500
February 26, 2015	August 21, 2015	August 28, 2015	0.0500
February 26, 2015	September 23, 2015	September 29, 2015	0.0500
February 26, 2015	October 23, 2015	October 29, 2015	0.0500
February 26, 2015	November 20, 2015	November 27, 2015	0.0500
February 26, 2015	December 22, 2015	December 30, 2015	0.0500
April 1, 2015	April 23, 2015	April 29, 2015	0.1567
April 1, 2015	May 21, 2015	May 28, 2015	0.1567
April 1, 2015	June 22, 2015	June 29, 2015	0.1567
July 1, 2015	July 23, 2015	July 30, 2015	0.1567
July 1, 2015	August 21, 2015	August, 28, 2015	0.1567
July 1, 2015	September 23, 2015	September 29, 2015	0.1567
October 1, 2015	October 23, 2015	October 29, 2015	0.1567
October 1, 2015	November 20, 2015	November 27, 2015	0.1567
October 1, 2015	December 22, 2015	December 30, 2015	0.1567
Total Distributions Declared for Fiscal 2015			$2.38

PERFORMANCE GRAPH

The following graph compares the cumulative return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period from September 25, 2013, the date our common stock began trading, through December 31, 2016. The graph assumes that on September 25, 2013, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. The graph also assumes that dividends paid are reinvested in the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year.

The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2016, we issued 90,700 shares of common stock under our dividend reinvestment plan. The issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the year ended December 31, 2016 was approximately $1.1 million. Other than the shares issued under our dividend reinvestment plan during the year ended December 31, 2016, we did not sell any unregistered equity securities.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company as of and for the years ended December 31, 2016, 2015, 2014 and 2013 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, our independent registered public accounting firm. This consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows (dollars in thousands except share and per share data):

	As of and for the year ended December 31, 2016	As of and for the year ended December 31, 2015	As of and for the year ended December 31, 2014	As of and for the year ended December 31, 2013
Consolidated statements of operations data:
Total investment income	$68,312	$63,976	$49,528	$35,433
Total expenses, net of fee waivers	39,272	38,649	29,562	15,949
Net investment income	29,040	25,327	19,966	19,484
Net realized gain (loss) from investments	(22,766)	5,436	832	2,187
Net unrealized appreciation (depreciation) on investments and written call option	2,878	(16,913)	(24,238)	7,187
Net increase (decrease) in net assets resulting from operations	$9,152	$13,850	$(3,440)	$28,858
Per share data:
Net investment income	$1.84	$1.67	$1.54	$1.50
Net increase (decrease) in net assets resulting from operations	$0.58	$0.91	$(0.27)	$2.22
Distributions declared	$1.80	$2.38	$1.88	$0.47
Net asset value per share	$15.79	$17.04	$18.56	$20.71
Consolidated statements of assets and liabilities data:
Total assets	$584,415	$632,818	$539,864	$476,428
Total net assets	$250,582	$268,802	$240,837	$268,670
Other data:
Total Return(2)(3)	24.07%	(20.43)%	(0.85)%	1.88%
Number of portfolio company investments at year end	53	57	52	41
Total portfolio investments for the year	$120,844	$260,640	$216,276	$110,929
Investment repayments for the year	$163,564	$142,713	$80,197	$52,755

(1)	For historical periods prior to December 31, 2013, the Company had no operations and therefore earnings per share, dividends declared per common share and weighted average shares outstanding information for the periods that include financial results prior to December 31, 2013 are not provided.

(2)	Total investment return for the years ended December 31, 2016, 2015 and 2014 is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions.
(3)	Total investment return for the year ended December 31, 2013 is calculated assuming a purchase of common shares at the IPO offering price per share at September 25, 2013 of $20.00 and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements.

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

We provide capital to lower and traditional middle-market companies in the United States, with a non-exclusive emphasis on the Southeast, Southwest and Mid-Atlantic regions. We invest primarily in companies with a history of earnings growth and positive cash flow, proven management teams, product or service with competitive advantages and industry-appropriate margins. We primarily invest in companies with between $4.5 million and $30 million in trailing twelve month earnings before interest, tax, depreciation, and amortization (“EBITDA”).

We invest in first lien, second lien and subordinated loans. Most of our debt investments are coupled with equity interests, whether in the form of detachable “penny” warrants or equity co-investments made pari-passu with our borrowers’ financial sponsors.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally must invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing, with certain limited exceptions. To maintain our regulated investment company (“RIC”) status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their SBIC licenses, and continued to hold their existing investments at the time of IPO and have continued to make new investments after the IPO. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share, resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds.

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

Basis of Presentation

The Company is considered an investment company as defined in Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC 946”). The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-K and Article 6 and Article 10 of Regulation S-X. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries as described in the Formation Transactions above. The transactions related to Fund II, Fund III, and Florida Sidecar constituted an exchange of shares between entities under common control and have been accounted for in accordance with ASC Topic 805, Business Combinations (“ASC 805”).

The Company’s financial position as of December 31, 2016 and 2015 is presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and Florida Sidecar) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

Consolidation

As provided under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned subsidiaries in its consolidated financial statements. The Company did not consolidate its interest in Capitala Senior Liquid Loan Fund I, LLC (“CSLLF”) during the periods it was in existence because the investment was not considered a substantially wholly owned investment company subsidiary. Further, CSLLF was a joint venture for which shared power existed relating to the decisions that most significantly impacted the economic performance of the entity. See Note 4 to the consolidated financial statements for description of the Company’s investment in CSLLF.

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

Because of the nature of the judgments and assumptions we make, actual results could materially differ from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.

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

As a practical expedient, the Company used net asset value (“NAV”) as the basis for the fair value of its investment in CSLLF. CSLLF recorded its underlying investments at fair value on a daily basis utilizing pricing information from third-party sources. In the event pricing is not available or an investment is considered illiquid, management may perform model-based analytical valuations in instances where an investment is considered illiquid or for which pricing is not available from third-party sources.

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

Asset Approach

The asset approach values an investment based on value or the underlying collateral securing the investment. This approach is used when the Company has reason to believe that it will not collect all principal and interest in accordance with the contractual terms of the debt agreement.

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

Other income:  Origination fees (to the extent services are performed to earn such income), amendment fees, consent fees, and other fees associated with investments in portfolio companies are recognized as income when the investment transaction closes. Prepayment penalties received by the Company for debt instruments repaid prior to the maturity date are recorded as income upon receipt.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of December 31, 2016 and December 31, 2015, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of December 31, 2016 and 2015. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the years ended December 31, 2016, 2015 and 2014. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

Portfolio and Investment Activity

As of December 31, 2016, our portfolio consisted of investments in 53 portfolio companies with a fair value of approximately $541.6 million.

During the year ended December 31, 2016, we made approximately $120.8 million of investments and had approximately $163.6 million in repayments and sales of investments resulting in net repayments and sales of approximately $42.8 million for the year. During the year ended December 31, 2015, we made approximately $260.6 million of investments and had approximately $142.7 million in repayments and sales resulting in net investments of approximately $117.9 million for the year. During the year ended December 31, 2014, we made approximately $216.3 million of investments and had approximately $80.2 million in repayments and sales resulting in net investments of approximately $136.1 million for the year.

On August 31, 2016, we sold a portion of 14 securities across 10 portfolio companies to CapitalSouth Partners Florida Sidecar Fund II, L.P. (“FSC II”), including granting an option to acquire a portion of our equity investment in Eastport Holdings, LLC (the “Written Call Option”), in exchange for 100% of the partnership interests in FSC II. Concurrent with the sale of these assets to FSC II, we received cash consideration of $47.6 million from an affiliated third-party purchaser in exchange for 100% of the partnership interests of FSC II. These assets were sold to FSC II at their June 30, 2016 fair market values, resulting in net realized gain of $0.1 million. The proceeds from the redemption of partnership interests in FSC II are included in gross repayments and sales of investments received for the year ended December 31, 2016. Our Board pre-approved this transaction pursuant to Section 57(f) of the 1940 Act.

The Company collected and will periodically collect principal and interest payments related to certain of the securities purchased by FSC II. Such principal and interest payments will be remitted timely to FSC II based on its proportionate share of the security. FSC II does not have any recourse to the Company related to the non-payment of principal or interest related by the underlying issuers of the securities.

The Written Call Option granted FSC II the right to purchase up to 31.25% of our equity investment in Eastport Holdings, LLC. The Written Call Option has a strike price of $1.5 million and a termination date of August 31, 2018. The fair value of the Written Call Option, which has been treated as a derivative liability and is recorded in the financial statement line item Written Call Option at fair value in our consolidated statements of assets and liabilities, was approximately $2.7 million as of December 31, 2016. For purposes of determining the fair value of the Written Call Option, we calculated the difference in the fair value of the underlying equity investment in Eastport Holdings, LLC and the strike price of the Written Call Option, or intrinsic value. The time value of the Written Call Option as of December 31, 2016 was determined to be insignificant. The Written Call Option is classified as a Level 3 financial instrument. The Written Call Option was the only option contract granted by us during the year ended December 31, 2016, and the Written Call Option remained outstanding as of December 31, 2016.

As of December 31, 2016, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $9.7 million and $10.2 million, and $22.1 million and $29.9 million, respectively. As of December 31, 2016, the Company had approximately $36.3 million of cash and cash equivalents. As of December 31, 2015, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $10.0 million and $10.4 million, and $28.3 million and $28.3 million, respectively. As of December 31, 2015, the Company had approximately $34.1 million of cash and cash equivalents.

As of December 31, 2016, our debt investment portfolio, which represented 82.8% of our total portfolio, had a weighted average annualized yield of approximately 13.2%, exclusive of the impact of our non-accrual debt investments. As of December 31, 2016, 57.1% of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2015, our debt investment portfolio, which represented 80.2% of our total portfolio, had a weighted average yield of approximately 12.3%, exclusive of the impact of our non-accrual debt investments. As of December 31, 2015, 65.5% of our debt investment portfolio was bearing a fixed rate of interest.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of December 31, 2016 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$244,647	44.5%	$226,578	39.2%
Second Lien Debt	74,559	13.5	71,483	12.3
Subordinated Debt	148,849	27.1	150,232	26.0
Equity and Warrants	45,721	8.3	93,346	16.2
Cash and Cash Equivalents	36,281	6.6	36,281	6.3
Total	$550,057	100.0%	$577,920	100.0%

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of December 31, 2015 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$207,957	34.5%	$199,843	31.9%
Second Lien Debt	82,435	13.6	80,610	12.9
Subordinated Debt	205,480	34.0	194,485	31.0
Equity and Warrants	54,315	9.0	99,651	15.9
Capitala Senior Liquid Loan Fund I, LLC	20,000	3.3	17,867	2.9
Cash and Cash Equivalents	34,105	5.6	34,105	5.4
Total	$604,292	100.0%	$626,561	100.0%

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	December 31, 2016		December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$51,731	9.5%	$24,280	4.1%
Consumer Products	30,209	5.6	—	—
Medical Device Distributor	25,768	4.8	27,681	4.7
Financial Services	25,553	4.7	26,230	4.4
Information Technology	24,232	4.5	8,000	1.3
Specialty Retail	22,067	4.1	—	—
Consumer Electronics	20,818	3.8	28,300	4.8
Footwear Retail	19,236	3.5	18,682	3.2
Building Products	18,152	3.3	18,299	3.1
Transportation	16,856	3.1	27,244	4.6
Food Product Manufacturer	16,599	3.1	17,436	2.9
Sales & Marketing Services	16,376	3.0	17,858	3.0
Oil & Gas Services	15,083	2.8	31,472	5.3
Retail	15,000	2.8	—	—
Home Décor Manufacturer	14,670	2.7	14,614	2.5
Textile Equipment Manufacturer	13,134	2.4	12,854	2.2
Printing Services	12,761	2.4	17,088	2.9
Bowling Products	12,503	2.3	12,124	2.0
Computer Supply Retail	12,183	2.2	11,038	1.9
Farming	11,779	2.2	15,408	2.6
Healthcare Management	10,851	2.0	11,525	1.9
Bakery Supplies Distributor	10,776	2.0	16,146	2.8
Industrial Equipment Rental	10,755	2.0	13,181	2.2
Fuel Transportation Services	10,303	1.9	4,425	0.8
Automobile Part Manufacturer	10,076	1.9	11,908	2.0
Construction Services	9,500	1.7	12,500	2.1
Professional and Personal Digital Imaging	9,000	1.7	15,000	2.5
Healthcare	8,582	1.6	9,750	1.7
QSR Franchisor	8,497	1.6	3,342	0.6
Conglomerate	8,374	1.5	7,321	1.2
Produce Distribution	6,182	1.1	5,182	0.9
Specialty Clothing	5,011	0.9	4,696	0.8

	December 31, 2016		December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Satellite Communications	$5,000	0.9%	$4,932	0.8%
Restaurant	4,857	0.9	—	—
Industrial Specialty Services	4,750	0.9	4,881	0.8
Oil & Gas Engineering and Consulting Services	4,500	0.8	10,075	1.7
Online Merchandise Retailer	4,169	0.8	4,382	0.7
Advertising & Marketing Services	3,910	0.7	3,926	0.7
Replacement Window Manufacturer	2,571	0.5	3,196	0.5
Automotive Chemicals & Lubricants	2,230	0.4	3,981	0.7
Specialty Defense Contractor	1,532	0.3	1,800	0.3
Home Repair Parts Manufacturer	1,408	0.3	5,401	0.9
Data Processing & Digital Marketing	1,015	0.2	10,206	1.7
Household Product Manufacturer	1,001	0.2	758	0.1
Entertainment	987	0.2	986	0.2
Retail Display & Security Services	537	0.1	21,917	3.7
In-Home Healthcare Services	446	0.1	721	0.1
Dental Practice Management	109	0.0	8,452	1.4
IT Government Contracting	—	—	20,000	3.4
Investment Fund	—	—	17,867	3.0
Energy Services	—	—	10,500	1.8
Crane Rental and Sales	—	—	5,032	0.9
Industrial Manufacturing	—	—	3,582	0.6
Scrap Metal Recycler	—	—	3,106	0.5
Disaster Recovery Homebuilding	—	—	2,000	0.3
Western Wear Retail	—	—	1,171	0.2
Total	$541,639	100.0%	$592,456	100.0%

With the exception of the international investment holdings noted below, all investments made by the Company as of December 31, 2016 and December 31, 2015 were made in portfolio companies located in the U.S. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value as of December 31, 2016 and December 31, 2015 (dollars in thousands):

	At December 31, 2016		At December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$257,162	47.5%	$307,056	51.9%
Midwest	118,682	21.9	87,911	14.8
West	85,642	15.8	85,414	14.4
Northeast	68,613	12.7	102,020	17.2
International	11,540	2.1	10,055	1.7
Total	$541,639	100.0%	$592,456	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2016 and 2015 (dollars in thousands):

	As of December 31, 2016		As of December 31, 2015
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$183,826	33.9%	$191,894	32.4%
2	215,058	39.7	335,388	56.6
3	125,381	23.2	37,164	6.3
4	17,374	3.2	28,010	4.7
5	—	—	—	—
Total	$541,639	100.0%	$592,456	100.0%

As of December 31, 2016, we had debt investments in three portfolio companies on non-accrual status with an amortized cost of $29.5 million and a fair value of $17.4 million, which represented 5.7% and 3.2% of the investment portfolio, respectively. As of December 31, 2015, we had debt investments in five portfolio companies on non-accrual status with an amortized cost of $47.1 million and a fair value of $28.0 million, which represented 8.3% and 4.7% of the investment portfolio, respectively.

Capitala Senior Liquid Loan Fund I, LLC

On March 24, 2015, the Company and Trinity Universal Insurance Company (“Trinity”), a subsidiary of Kemper Corporation (“Kemper”), entered into a limited liability company agreement to co-manage CSLLF. The purpose and design of the joint venture was to invest primarily in broadly syndicated senior secured loans to middle-market companies, which were purchased on the secondary market. Capitala and Trinity committed to provide $25.0 million of equity to CSLLF, with Capitala providing $20.0 million and Trinity providing $5.0 million, resulting in an 80%/20% economic ownership between the two parties. The board of directors and investment committee of CSLLF were split 50/50 between Trinity and Capitala, resulting in equal voting power between the two entities. In September 2016, the Company and Trinity elected to wind-down operations of CSLLF. During the fourth quarter of 2016, CSLLF sold all referenced assets underlying the total return swap (“TRS”) and declared final distributions, inclusive of dividends and return of capital, in December 2016.

For the years ended December 31, 2016 and December 31, 2015, we received $1.8 million and $0.9 million, respectively, in dividend income from our equity interest in CSLLF. For the year ended December 31, 2016, CSLLF declared a return of capital distribution to the Company in the amount of $20.0 million, which included $19.9 million in cash received in December 2016 and $0.1 million to be paid in the first quarter of 2017.

On March 27, 2015, CSLLF entered into a TRS with Bank of America, N.A. (“Bank of America”) that was indexed to a basket of senior secured loans purchased by CSLLF. CSLLF obtained the economic benefit of the loans underlying the TRS, including the net interest spread between the interest income generated by the underlying loans and the interest expense type payment under the TRS, the realized gain (loss) on liquidated loans, and the unrealized appreciation (depreciation) on the underlying loans.

The terms of the TRS were governed by an ISDA 2002 Master Agreement, the Schedule thereto, and Credit Support Annex to such Schedule, and the confirmation exchanged thereunder, between CSLLF and Bank of America, which collectively established the TRS, and are collectively referred to herein as the “TRS Agreement.” Pursuant to the terms of the TRS Agreement, CSLLF selected a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $100.0 million, which was also referred to as the maximum notional amount of the TRS. Each individual loan, and the portfolio of loans taken as a whole, had to meet criteria described in the TRS Agreement. CSLLF received from Bank of America, a periodic payment on set dates that was based upon any coupons, both earned and accrued, generated by the loans underlying the TRS, subject to limitations described in the TRS Agreement as well as any fees associated with the loans included in the portfolio. CSLLF paid to Bank of America interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.25% per annum; the LIBOR option paid by CSLLF was determined on an asset by asset basis such that the tenor of the LIBOR option (1 month, 3 month, etc.) matched the tenor of the underlying reference asset. In addition, upon the termination of any loan subject to the TRS or any repayment of the underlying reference asset, CSLLF either received from Bank of America the appreciation in the value of such loan, or paid to Bank of America any depreciation in the value of such loan.

CSLLF was required to pay an unused facility fee of 1.25% on any amount of unused facility under the minimum facility amount of $70.0 million as outlined in the TRS Agreement. Such unused facility fees were not applied during the first 4 months and last 60 days of the term of the TRS. CSLLF also agreed to pay Bank of America customary fees and expenses in connection with the establishment and maintenance of the TRS.

CSLLF was required to initially cash collateralize a specified percentage of each loan (generally 20% to 35% of the market value of senior secured loans) included under the TRS in accordance with margin requirements described in the TRS Agreement. As of December 31, 2016 and December 31, 2015, CSLLF has posted $0.0 million and $19.1 million, respectively, in collateral to Bank of America in relation to the TRS which is recorded on CSLLF’s statements of assets and liabilities as cash held as collateral on total return swap. CSLLF may be required to post additional collateral as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The cash collateral represents CSLLF’s maximum credit exposure as of December 31, 2016 and December 31, 2015.

In connection with the TRS, CSLLF has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions governed by an ISDA 2002 Master Agreement. As of December 31, 2016, CSLLF was in compliance with regards to any covenants or requirements of the TRS.

CSLLF’s receivable due on the TRS represents realized amounts from payments on underlying loans in the total return swap portfolio. At December 31, 2016 and December 31, 2015, the receivable due on TRS was $0.1 million and $0.5 million, respectively, and is recorded on CSLLF’s statements of assets and liabilities below. CSLLF does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the statements of assets and liabilities as of December 31, 2016 and December 31, 2015.

Transactions in TRS contracts during the year ended December 31, 2016 resulted in $2.3 million in realized gains and $2.8 million in unrealized appreciation, which is recorded on CSLLF’s statements of operations below. Transactions in TRS contracts during the year ended December 31, 2015 resulted in $1.4 million in realized gains and $(2.8) million in unrealized depreciation, which is recorded on CSLLF’s statements of operations below.

CSLLF only held one derivative position as of December 31, 2015. The derivative held was subject to a netting arrangement. There were no derivative positions held as of December 31, 2016. The following table represents CSLLF’s gross and net amounts after offset under Master Agreements of the derivative assets and liabilities presented by the derivative type, net of the related collateral pledged by the CSLLF as of December 31, 2015 (dollars in thousands):

	Gross Derivative Assets/(Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Selected Statements of Assets and Liabilities	Cash Collateral Received	Net Amount of Derivative Assets/(Liabilities)
December 31, 2015
Total Return Swap(1)	$(2,828)	$—	$(2,828)	$—	$(2,828)

(1)	Cash was posted for initial margin requirements for the total return swap as of December 31, 2015 and is reported on CSLLF’s statements of assets and liabilities as cash collateral on total return swap.

The following represents the volume of the CSLLF’s derivative transactions during the years ended December 31, 2016 and 2015 (dollars in thousands):

	For the year ended December 31, 2016	For the year ended December 31, 2015(1)
Average notional par amount of contract	$56,681	$61,306

(1)	Average calculated from period of TRS inception, March 27, 2015 to December 31, 2015.

Below is a summary of CSLLF’s portfolio of TRS reference assets as of December 31, 2015 (dollars in thousands):

As of December 31, 2015
Senior secured loans(1)	$81,201
Weighted average current interest rate on senior secured loans	5.2%
Number of borrowers in CSLLF	45
Largest portfolio company investment(1)	$2,985
Total of five largest portfolio company investments(1)	$13,424

(1)	Based on principal amount outstanding at period end.

The following is a summary of the TRS reference assets as of December 31, 2015 (dollars in thousands):

Portfolio Company(4)	Business Description	Maturity Date	Current Interest Rate(2)(6)	Principal	Cost	Fair Value(1)	Unrealized Appreciation/ (Depreciation)
21st Century Oncology, Inc.	Healthcare, Education and Childcare	April, 2022	6.5% (3 Month LIBOR + 5.5%, 1% floor)	$1,990	$1,970	$1,662	$(308)
ABG Intermediate Holdings 2, LLC(5)	Textiles and Leather	May, 2021	5.5% (3 Month LIBOR + 4.5%, 1% floor)	1,733	1,715	1,698	(17)
American Rock Salt Company, LLC	Mining, Steel, Iron and Non Precious Metals	May, 2021	4.75% (3 Month LIBOR + 3.75%, 1% floor)	1,985	1,985	1,892	(93)
Anchor Glass Container Corp	Containers, Packaging and Glass	July, 2022	4.5% (3 Month LIBOR + 3.5%, 1% floor)	482	479	479	—
Ardent Legacy Acquisitions, Inc.	Healthcare, Education and Childcare	August, 2021	6.5% (3 Month LIBOR + 5.5%, 1% floor)	1,995	1,975	1,975	—
Aspen Dental Management, Inc.	Healthcare, Education and Childcare	April, 2022	5.5% (3 Month LIBOR + 4.5%, 1% floor)	1,493	1,485	1,487	2
Asurion, LLC	Insurance	August, 2022	5.0% (3 Month LIBOR + 4.0%, 1% floor)	2,239	2,228	2,043	(185)
Bass Pro Group, LLC	Retail Stores	June, 2020	4.0% (3 Month LIBOR + 3.25%, .75% floor)	992	989	951	(38)
Belk, Inc.	Retail Stores	December, 2022	5.75% (1 Month LIBOR + 4.75%, 1% floor)	2,000	1,780	1,758	(22)
Bioplan USA, Inc.	Diversified/Conglomerate Service	September, 2021	5.75% (1 Month LIBOR + 4.75%, 1% floor)	992	843	831	(12)
Blue Coat Systems, Inc.	Electronics	May, 2022	4.5% (2 Month LIBOR + 3.5%, 1% floor)	2,000	2,000	1,928	(72)
Brock Holdings III, Inc.	Buildings and Real Estate	March, 2017	6.0% (3 Month LIBOR + 4.5%, 1.5% floor)	1,488	1,480	1,383	(97)
CDS U.S. Intermediate Holdings, Inc.	Leisure, Amusement, Entertainment	July, 2022	5.0% (3 Month LIBOR + 4.0%, 1% floor)	997	995	940	(55)
Chelsea Petroleum Products I LLC	Oil & Gas	October, 2022	5.25% (1 Month LIBOR + 4.25%, 1% floor)	500	498	485	(13)
Communications Sales & Leasing, Inc.	Finance	October, 2022	5.0% (1 Month LIBOR + 4.0%, 1% floor)	1,990	1,950	1,838	(112)
Concordia Healthcare Corp	Healthcare, Education and Childcare	October, 2021	5.25% (3 Month LIBOR + 4.25%, 1% floor)	1,000	945	958	13
Convatec Healthcare E S.A.	Healthcare, Education and Childcare	June, 2020	4.25% (6 Month LIBOR + 3.25%, 1% floor)	1,990	1,988	1,951	(37)
Emerging Markets Communications, LLC	Telecommunications	July, 2021	6.75% (3 Month LIBOR + 5.75%, 1% floor)	2,487	2,450	2,332	(118)
Eresearch Technology, Inc.	Healthcare, Education and Childcare	May, 2022	6.0% (3 Month LIBOR + 5.0%, 1% floor)	2,487	2,475	2,434	(41)
Genoa Healthcare Group, LLC	Healthcare, Education and Childcare	May, 2022	4.5% (3 Month LIBOR + 3.5%, 1% floor)	1,990	1,980	1,930	(50)
Hostess Brands, Inc.	Beverage, Food and Tobacco	August, 2022	4.5% (3 Month LIBOR + 3.5%, 1% floor)	1,995	1,990	1,983	(7)
IMG Worldwide, Inc.	Leisure, Amusement, Entertainment	May, 2021	5.25% (3 Month LIBOR + 4.25%, 1% floor)	1,990	1,995	1,953	(42)
Infiltrator Systems, Inc.	Containers, Packaging and Glass	May, 2022	5.25% (3 Month LIBOR + 4.25%, 1% floor)	995	990	988	(2)
Informatica Corporation	Electronics	August, 2022	4.5% (3 Month LIBOR + 3.5%, 1% floor)	2,494	2,489	2,394	(95)
Integra Telecom, Inc.	Telecommunications	August, 2020	5.25% (3 Month LIBOR + 4.25%, 1% floor)	2,977	2,963	2,873	(90)
JILL Holdings, LLC	Retail Stores	May, 2022	6.0% (3 Month LIBOR + 5.0%, 1% floor)	1,995	1,985	1,905	(80)
LPL Holdings, Inc	Finance	November, 2022	4.75% (2 Month LIBOR + 4.0%, .75% floor)	1,500	1,485	1,466	(19)
LS Deco, LLC	Buildings and Real Estate	May, 2022	5.5% (3 Month LIBOR + 4.5%, 1% floor)	1,375	1,361	1,334	(27)
LTF Merger Sub, Inc.	Leisure, Amusement, Entertainment	June, 2022	4.25% (3 Month LIBOR + 3.25%, 1% floor)	1,493	1,488	1,452	(36)
Mitel Networks Corp	Telecommunications	April, 2022	5.5% (3 Month LIBOR + 4.5%, 1% floor)	2,985	2,955	2,951	(4)
Mohegan Tribal Gaming Authority	Leisure, Amusement, Entertainment	November, 2019	5.5% (3 Month LIBOR + 4.5%, 1% floor)	1,929	1,927	1,881	(46)

Portfolio Company(4)	Business Description	Maturity Date	Current Interest Rate(2)(6)	Principal	Cost	Fair Value(1)	Unrealized Appreciation/ (Depreciation)
Navios Maritime Midstream Partners, LP	Cargo Transport	June, 2020	5.5% (3 Month LIBOR + 4.5%, 1% floor)	$1,990	$1,970	$1,964	$(6)
Novelis, Inc.	Mining, Steel, Iron and Non Precious Metals	June, 2022	4.0% (3 Month LIBOR + 3.25%, .75% floor)	2,488	2,475	2,369	(106)
Penn Products Terminals, LLC	Cargo Transport	April, 2022	4.75% (3 Month LIBOR + 3.75%, 1% floor)	744	741	696	(45)
Pharmaceutical Product Development Inc.	Healthcare, Education and Childcare	August, 2022	4.25% (3 Month LIBOR + 3.25%, 1% floor)	1,990	1,980	1,930	(50)
Securus Technologies, Inc.	Telecommunications	April, 2020	5.25% (3 Month LIBOR + 4.25%, 1% floor)	2,000	1,980	1,425	(555)
Skillsoft Corporation	Electronics	April, 2021	5.75% (6 Month LIBOR + 4.75%, 1% floor)	1,990	1,970	1,672	(298)
Sterigenics-Nordion Holdings, LLC	Healthcare, Education and Childcare	May, 2022	4.25% (3 Month LIBOR + 3.25%, 1% floor)	1,995	1,990	1,935	(55)
STG-Fairway Acquisitions, Inc	Diversified/Conglomerate Service	June, 2022	6.25% (3 Month LIBOR + 5.25%, 1% floor)	2,486	2,449	2,430	(19)
Tekni-Plex Incorporated	Containers, Packaging and Glass	June, 2022	4.5% (3 Month LIBOR + 3.5%, 1% floor)	2,487	2,475	2,475	—
Touchtunes Music Corp	Electronics	May, 2022	5.75% (3 Month LIBOR + 4.75%, 1% floor)	1,493	1,485	1,448	(37)
TWCC Holding Corp	Broadcasting & Entertainment	February, 2020	5.75% (1 Month LIBOR + 5.0%, .75% floor)	1,985	1,965	1,983	18
US Renal Care, Inc.(3)	Healthcare, Education and Childcare	November, 2022	5.25% (3 Month LIBOR + 4.25%, 1% floor)	2,000	1,980	1,980	—
USAGM Holdco LLC	Diversified/Conglomerate Service	July, 2022	4.75% (2 Month LIBOR + 3.75%, 1% floor)	2,000	1,980	1,903	(77)
Zep, Inc.	Non Durable Consumer Products	June, 2022	5.5% (3 Month LIBOR + 4.5%, 1% floor)	995	990	989	(1)
				$81,201	$80,268	$77,334	$(2,934)
Total accrued interest, net of expenses							$106
Total unrealized depreciation on TRS							$(2,828)

(1)	Represents the fair value determined in accordance with ASC Topic 820. The determination of fair value is outside the scope of the Board’s valuation process described herein.
(2)	All interest is payable in cash.
(3)	The referenced asset is unsettled as of December 31, 2015.
(4)	All referenced assets are senior secured loans.
(5)	The referenced asset has an unfunded commitment of $0.3 million.
(6)	The interest rate disclosed reflects the interest rate as of the last day of the period. The borrower has the election to change the tenor of LIBOR utilized at each maturity; as such, the tenor reflected herein may change in future periods.

Below is certain summarized financial information for CSLLF as of December 31, 2016 and December 31, 2015 and for the years ended December 31, 2016 and December 31, 2015 (dollars in thousands):

Selected Statements of Assets and Liabilities:

	As of December 31, 2016	As of December 31, 2015
ASSETS
Cash held as collateral on Total Return Swap	$—	$19,145
Non-collateral cash and cash equivalents	—	5,586
Receivable due on Total Return Swap	82	452
Total assets	$82	$25,183
LIABILITIES
Unrealized depreciation on Total Return Swap	$—	$2,828
Accrued expenses	—	21
Distribution payable	82	—
Total liabilities	$82	$2,849
NET ASSETS
Paid in capital	$—	$25,000
Undistributed realized income from operations	—	162
Unrealized depreciation on Total Return Swap	—	(2,828)
Total net assets	$—	$22,334
Total liabilities and net assets	$82	$25,183

Selected Statements of Operations Information:

	For the Year Ended December 31, 2016	For the period from March 27, 2015 to December 31, 2015
Administrative and legal expenses	$(193)	$(104)
Net operating loss	$(193)	$(104)
Net realized gain on Total Return Swap	$2,306	$1,366
Net change in unrealized appreciation (depreciation) on Total Return Swap	2,828	(2,828)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$4,941	$(1,566)

Results of Operations

Operating results for the years ended December 31, 2016, 2015 and 2014 are as follows (dollars in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Total investment income	$68,312	$63,976	$49,528
Total expenses, net of fee waivers	39,272	38,649	29,562
Net investment income	29,040	25,327	19,966
Total realized gain (loss) from investments	(22,766)	5,436	832
Net unrealized appreciation (depreciation) on investments	5,594	(16,913)	(24,238)
Net unrealized depreciation on written call option	(2,716)	—	—
Net increase (decrease) in net assets resulting from operations	$9,152	$13,850	$(3,440)

Investment income

The composition of our investment income for the years ended December 31, 2016, 2015 and 2014 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Interest income	$54,990	$50,586	$36,067
Fee income	4,118	5,944	3,051
Payment-in-kind interest and dividend income	6,300	5,084	2,833
Dividend income	2,792	2,101	7,557
Interest from cash and cash equivalents	27	5	20
Other income	85	256	—
Total investment income	$68,312	$63,976	$49,528

The income reported as interest income and PIK interest and dividend income is generally based on the stated rates as disclosed in our consolidated schedule of investments. Accretion/(Amortization) of discounts and premiums paid for purchased loans are included in interest income as an adjustment to yield. As a general rule, our interest income and PIK interest and dividend income is recurring in nature.

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

For the year ended December 31, 2016, total investment income increased $4.3 million, or 6.8% compared to the year ended December 31, 2015. The increase from the prior period relates primarily to higher interest and PIK income from a larger average investment portfolio. For the year ended December 31, 2016, we generated $2.1 million in origination fees from new deployments and $2.0 million in other fees. Comparatively, for the year ended December 31, 2015, we generated $3.5 million in origination fees from new deployments and $2.4 million in other fees. The year over year decline in origination fee income was due to a decline in investment originations. Dividend income increased from $2.1 million for the year ended December 31, 2015 to $2.8 million for the year ended December 31, 2016, mostly driven by a $0.9 million increase in dividends paid by CSLLF.

For the year ended December 31, 2015, total investment income increased $14.4 million, or 29.2% compared to the fiscal year ended December 31, 2014. The increase from the prior period relates primarily to higher interest and PIK income from a growing investment portfolio. For the year ended December 31, 2015, we generated $3.5 million in origination fees from new deployments and $2.4 million in other fees. Comparatively, for the year ended December 31, 2014, we generated $1.9 million in origination fees from new deployments and $1.2 million in other fees. The year over year increase in origination fee income was aided by an increase in directly originated investments. The year over year increase in other fees was due primarily to $0.8 million in prepayment penalties for the year ended December 31, 2015, compared to $0.0 million for the year ended December 31, 2014. These increases in interest, fees, and PIK were offset by a $5.5 million decline in dividend income, from $7.6 million for the year ended December 31, 2014 to $2.1 million for the year ended December 31, 2015. The decline was driven by several significant dividends paid in 2014 as part of dividend recapitalizations and the overall shrinking of our equity portfolio since the IPO.

Operating expenses

The composition of our expenses for the years ended December 31, 2016, 2015 and 2014 was as follows (dollars in thousands):

	For the Year Ended December 31
	2016	2015	2014
Interest and financing expenses	$19,711	$19,022	$13,375
Base management fees, net of management fee waiver	10,588	10,590	9,051
Incentive fees, net of incentive fee waiver	5,169	4,985	2,838
General and administrative expenses	3,804	4,052	4,298
Total expenses, net of fee waivers	$39,272	$38,649	$29,562

For the year ended December 31, 2016, operating expenses increased $0.6 million, or 1.6%, compared to the year ended December 31, 2015. The increase from the prior period was primarily due to an increase in interest and financing expenses due to a larger average outstanding balance on the Credit Facility for the year ended December 31, 2016 compared to the year ended December 31, 2015. Other expenses remained relatively unchanged year over year.

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

Net realized gains (losses) on sales of investments

During the years ended December 31, 2016, 2015 and 2014, we recognized $(22.8) million, $5.4 million and $0.8 million of net realized gains (losses) on our portfolio investments, respectively.

Net unrealized appreciation (depreciation) on investments and Written Call Option

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the years ended December 31, 2016, 2015 and 2014, we had $5.6 million, $(16.9) million and $(24.2) million of unrealized appreciation (depreciation), respectively, on portfolio investments.

Appreciation on investments for the year ended December 31, 2016 was partially offset by depreciation of $(2.7) million related to the Written Call Option. As previously noted, unrealized appreciation (depreciation) on the Written Call Option is based on the change in fair value of the underlying equity investment in Eastport Holdings, LLC less the strike price of the Written Call Option.

Changes in net assets resulting from operations

For the years ended December 31, 2016, 2015 and 2014 we recorded a net increase (decrease) in net assets resulting from operations of $9.2 million, $13.9 million, and $(3.4) million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2016, 2015 and 2014, our per share net increase (decrease) in net assets resulting from operations was $0.58, $0.91 and $(0.27), respectively.

Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in five portfolio companies that are considered significant subsidiaries under the guidance in Regulation S-X, but are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each such portfolio company, along with summarized financial information as of December 31, 2016 and December 31, 2015 and for the three years in the period then ended.

Print Direction, Inc.

Print Direction, Inc., incorporated in Georgia on May 11, 2006, is a professional printing services firm serving customers, particularly fast food, retail, and other similar chains, throughout the U.S. Print Direction, Inc. also provides warehousing and distribution services for these customers. The income (loss) the Company generated from Print Direction, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $(3.8) million, $(1.1) million, and $2.6 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively.

Navis Holdings, Inc.

Navis Holdings, Inc., incorporated in Delaware on December 21, 2010, designs and manufactures leading machinery for the global knit and woven finishing textile industries. The income the Company generated from Navis Holdings, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $1.9 million, $4.2 million and $4.2 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively.

On-Site Fuel Service, Inc.

On-Site Fuel Service, Inc. is a 100% owned subsidiary of On-Site Fuel Holdings, Inc., which was incorporated in Delaware on December 19, 2011. On-Site Fuel Service, Inc. provides fueling services for commercial and government vehicle fleets throughout the southeast U.S.. The income (loss) the Company generated from On-Site Fuel Service, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $4.5 million, $(3.2) million, and $(4.8) million for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively.

CableOrganizer Holdings, LLC

CableOrganizer Holdings, LLC, a Delaware limited liability company that began operations on April 23, 2013, is a leading online provider of cable and wire management products. The income the Company generated from CableOrganizer Holdings, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $1.9 million, $0.4 million, and $2.9 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively.

Eastport Holdings, LLC

Eastport Holdings, LLC, an Ohio limited liability company organized on November 1, 2011, is a holding company consisting of marketing and advertising companies located across the U.S. The income the Company generated from Eastport Holdings, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $14.3 million for the year ended December 31, 2016. The Company invested in the portfolio company in January 2016. As such, comparative financial information for the prior periods is not presented.

The summarized financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):

	As of
Balance Sheet – Print Direction, Inc.	December 31, 2016	December 31, 2015
Current assets	$3,596	$4,934
Noncurrent assets	5,023	4,805
Total assets	$8,619	$9,739
Current liabilities	$3,467	$2,997
Noncurrent liabilities	14,856	14,602
Total liabilities	$18,323	$17,599
Total deficit	$(9,704)	$(7,860)

	For the year ended
Statements of Operations – Print Direction, Inc.	December 31, 2016	December 31, 2015	December 31, 2014
Net sales	$16,357	$17,637	$22,553
Cost of goods sold	7,221	7,428	8,994
Gross profit	$9,136	$10,209	$13,559
Other expenses	$12,315	$11,544	$13,455
Income (loss) before income taxes	(3,179)	(1,335)	104
Income tax provision (benefit)	(1,335)	(772)	36
Net income (loss)	$(1,844)	$(563)	$68

	As of
Balance Sheet – Navis Holdings, Inc.	December 31, 2016	December 31, 2015
Current assets	$5,006	$5,000
Noncurrent assets	3,448	3,963
Total assets	$8,454	$8,963
Current liabilities	$2,458	$3,076
Noncurrent liabilities	7,017	6,926
Total liabilities	$9,475	$10,002
Total deficit	$(1,021)	$(1,039)

	For the year ended
Statements of Operations – Navis Holdings, Inc.	December 31, 2016	December 31, 2015	December 31, 2014
Net sales	$17,803	$17,076	$16,114
Cost of goods sold	10,933	11,087	10,444
Gross profit	$6,870	$5,989	$5,670
Other expenses	$4,988	$5,414	$4,973
Income before income taxes	1,882	575	697
Income tax provision	739	343	277
Net income	$1,143	$232	$420

	As of
Balance Sheet – On-Site Fuel Service, Inc.	December 31, 2016	December 31, 2015
Current assets	$12,151	$8,112
Noncurrent assets	17,644	16,036
Total assets	$29,795	$24,148
Current liabilities	$17,911	$9,252
Noncurrent liabilities	17,929	16,906
Total liabilities	$35,840	$26,158
Total deficit	$(6,045)	$(2,010)

	For the year ended
Statements of Operations – On-Site Fuel Service, Inc.	December 31, 2016	December 31, 2015	December 31, 2014
Net sales	$107,776	$114,137	$189,778
Cost of goods sold	102,679	106,668	180,528
Gross profit	$5,097	$7,469	$9,250
Other expenses	$9,132	$13,592	$14,589
Loss before income taxes	(4,035)	(6,123)	(5,339)
Income tax provision (benefit)	—	1,967	(1,826)
Net loss	$(4,035)	$(8,090)	$(3,513)

	As of
Balance Sheet – CableOrganizer Holdings, LLC	December 31, 2016	December 31, 2015
Current assets	$5,837	$3,850
Noncurrent assets	11,402	11,385
Total assets	$17,239	$15,235
Current liabilities	$4,437	$2,834
Noncurrent liabilities	12,134	11,285
Total liabilities	$16,571	$14,119
Total equity	$668	$1,116

	For the year ended
Statements of Operations – CableOrganizer Holdings, LLC	December 31, 2016	December 31, 2015	December 31, 2014
Net sales	$23,277	$25,315	$20,887
Cost of goods sold	15,716	16,874	13,486
Gross profit	$7,561	$8,441	$7,401
Other expenses	$9,021	$10,012	$8,694
Loss before income taxes	(1,460)	(1,571)	(1,293)
Income tax provision	—	—	—
Net loss	$(1,460)	$(1,571)	$(1,293)

Balance Sheet – Eastport Holdings, LLC	As of December 31, 2016
Current assets	$106,388
Noncurrent assets	148,704
Total assets	$255,092
Current liabilities	$157,393
Noncurrent liabilities	52,044
Total liabilities	$209,437
Total equity	$45,655

Statement of Operations – Eastport Holdings, LLC	For the year ended December 31, 2016
Net sales	$552,004
Cost of goods sold	429,089
Gross profit	$122,915
Other expenses	$108,822
Income before income taxes	14,093
Income tax provision	2,791
Net income	$11,302

Financial Condition, Liquidity and Capital Resources

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our shareholders, and repay indebtedness.

On September 30, 2013, we issued 4,000,000 shares at $20.00 per share in our IPO, yielding net proceeds of $74.25 million.

On June 16, 2014, we issued $113.4 million in aggregate principal amount of 7.125% fixed-rate notes (the “Notes”), yielding net proceeds of $109.1 million after underwriting costs. The Notes will mature on June 16, 2021, and may be redeemed in whole or in part at any time or from time to time at our option on or after June 17, 2017 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. The notes bear interest at a rate of 7.125% per year payable quarterly on March 16, June 16, September 16, and December 16 of each year, beginning on September 16, 2014. The Notes are listed on the New York Stock Exchange under the trading symbol “CLA” with a par value $25.00 per share.

On October 17, 2014, we entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. The Credit Facility initially provides for borrowings up to $120.0 million and may be increased up to $150.0 million pursuant to its “accordion” feature. The Credit Facility matures on October 17, 2018. As of December 31, 2016, we had $44.0 million outstanding and $76.0 million available under the Credit Facility.

On April 13, 2015, we completed an underwritten offering of 3,500,000 shares of its common stock at a public offering price of $18.32 per share. The total proceeds received in the offering net of underwriting discounts and offering costs were approximately $61.7 million.

Including the net proceeds from our IPO on September 30, 2013, we have raised approximately $245.0 million in net proceeds from debt and equity offerings and obtained credit availability through our Credit Facility of $120.0 million through December 31, 2016.

As of December 31, 2016, Fund II had $26.2 million in regulatory capital and $20.7 million in SBA-guaranteed debentures outstanding and Fund III had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding. In addition to our existing SBA-guaranteed debentures, we may, if permitted by regulation, seek to issue additional SBA-guaranteed debentures as well as other forms of leverage and borrow funds to make investments. On June 10, 2014, we received an exemptive order from the SEC exempting us, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. We intend to comply with the conditions of the order.

As of December 31, 2016, we had $36.3 million in cash and cash equivalents, and our net assets totaled $250.6 million.

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

A summary of our significant contractual payment obligations as of December 31, 2016 are as follows (dollars in thousands):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
SBA Debentures	$—	$5,000	$80,700	$85,000	$170,700
Notes	—	—	113,438	—	113,438
Credit Facility	—	44,000	—	—	44,000
Total Contractual Obligations	$—	$49,000	$194,138	$85,000	$328,138

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time and from time to time we may decrease the amount of our distributions. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including the possible loss of our qualification as a RIC. We cannot assure stockholders that they will receive any distributions.

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

The following tables summarize our distributions declared since the IPO through December 31, 2016:

Date Declared	Record Date	Payment Date	Amount Per Share
January 4, 2016	January 22, 2016	January 28, 2016	$0.1567
January 4, 2016	February 19, 2016	February 26, 2016	0.1567
January 4, 2016	March 22, 2016	March 30, 2016	0.1567
April 1, 2016	April 22, 2016	April 28, 2016	0.1567
April 1, 2016	May 23, 2016	May 30, 2016	0.1567
April 1, 2016	June 21, 2016	June 29, 2016	0.1567
July 1, 2016	July 22, 2016	July 29, 2016	0.1567
July 1, 2016	August 22, 2016	August 30, 2016	0.1567
July 1, 2016	September 22, 2016	September 29, 2016	0.1567
September 22, 2016	October 21, 2016	October 28, 2016	0.1300
September 22, 2016	November 21, 2016	November 29, 2016	0.1300
September 22, 2016	December 21, 2016	December 29, 2016	0.1300
Total Distributions Declared and Distributed			$1.80

Date Declared	Record Date	Payment Date	Amount Per Share
January 2, 2015	January 22, 2015	January 29, 2015	$0.1567
January 2, 2015	February 20, 2015	February 26, 2015	0.1567
January 2, 2015	March 23, 2015	March 30, 2015	0.1567
February 26, 2015	March 23, 2015(1)	March 30, 2015	0.0500
February 26, 2015	April 23, 2015(1)	April 29, 2015	0.0500
February 26, 2015	May 21, 2015(1)	May 28, 2015	0.0500
February 26, 2015	June 22, 2015(1)	June 29, 2015	0.0500
February 26, 2015	July 23, 2015(1)	July 30, 2015	0.0500
February 26, 2015	August 21, 2015(1)	August 28, 2015	0.0500
February 26, 2015	September 23, 2015(1)	September 29, 2015	0.0500
February 26, 2015	October 23, 2015(1)	October 29, 2015	0.0500
February 26, 2015	November 20, 2015(1)	November 27, 2015	0.0500
February 26, 2015	December 22, 2015(1)	December 30, 2015	0.0500
April 1, 2015	April 23, 2015	April 29, 2015	0.1567
April 1, 2015	May 21, 2015	May 28, 2015	0.1567
April 1, 2015	June 22, 2015	June 29, 2015	0.1567
July 1, 2015	July 23, 2015	July 30, 2015	0.1567
July 1, 2015	August 21, 2015	August 28, 2015	0.1567
July 1, 2015	September 23, 2015	September 29, 2015	0.1567
October 1, 2015	October 23, 2015	October 29, 2015	0.1567
October 1, 2015	November 20, 2015	November 27, 2015	0.1567
October 1, 2015	December 22, 2015	December 30, 2015	0.1567
Total Distributions Declared and Distributed			$2.38

Date Declared	Record Date	Payment Date	Amount Per Share
February 27, 2014	March 14, 2014	March 26, 2014	$0.4700
May 8, 2014	June 9, 2014	June 26, 2014	0.4700
August 7, 2014	September 12, 2014	September 26, 2014	0.4700
October 2, 2014	October 22, 2014	October 30, 2014	0.1567
October 2, 2014	November 21, 2014	November 28, 2014	0.1567
October 2, 2014	December 19, 2014	December 30, 2014	0.1567
Total Distributions Declared and Distributed			$1.88

(1)	On February 26, 2015, the Company’s Board declared a special distribution of $0.50 per share of the Company’s common stock, which was paid monthly over the remainder of 2015.

Related Parties

We have entered into the Investment Advisory Agreement with the Investment Advisor. Mr. Alala, our chief executive officer and chairman of our Board, is the managing partner and chief investment officer of the Investment Advisor, and Mr. Broyhill, a member of our Board, has an indirect controlling interest in the Investment Advisor.

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

On August 31, 2016, the Company sold assets to FSC II in exchange for 100% of the partnership interests in FSC II. Concurrent with the sale of these assets to FSC II, the Company received cash consideration of $47.6 million from an affiliated third-party purchaser in exchange for 100% of the partnership interests of FSC II. The Company’s Board pre-approved this transaction pursuant to Section 57(f) of the 1940 Act. Capitala Advisors Corp., the Company’s administrator, also serves as the administrator to FSC II.

We have entered into a license agreement with the Investment Advisor, pursuant to which the Investment Advisor has agreed to grant us a non-exclusive, royalty-free license to use the name “Capitala.”

We have entered into the Administration Agreement with our Administrator. Pursuant to the terms of the Administration Agreement, our Administrator provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Alala, our chief executive officer, and chairman of our Board, is the chief executive officer, president and a director of our Administrator.

Off-Balance Sheet Arrangements

As of December 31, 2016 and December 31, 2015, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $1.2 million and $4.4 million, respectively.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

Distributions

On January 3, 2017, our Board declared the following distributions:

Date Declared	Record Date	Payment Date	Amount Per Share
January 3, 2017	January 20, 2017	January 30, 2017	$0.1300
January 3, 2017	February 20, 2017	February 27, 2017	0.1300
January 3, 2017	March 23, 2017	March 30, 2017	0.1300

Portfolio Activity

On January 3, 2017, the Company exited its investment in Medical Depot Inc., receiving $14.7 million in cash for its subordinated debt investment, repaid at par, and $6.3 million in cash related to its equity investment. The equity realization resulted in a $5.0 million realized gain.

On January 9, 2017, the Company received $5.0 million in cash repayment for its subordinated debt investment in Emerging Markets Communications, LLC, repaid at par.

On January 20, 2017, the Company invested $16.0 million in first lien debt and $2.0 million in membership units of Currency Capital, LLC. The debt investment has a yield of LIBOR + 11.0%, with a 0.5% floor.

On February 2, 2017, the Company restructured its investment in U.S. Well Services, LLC, exchanging its $15.3 million first lien debt investment for an $8.5 million first lien debt investment, yielding LIBOR + 9.0% or LIBOR + 11.0% if paid in kind, and an initial 4.9% equity ownership in USWS Holdings, LLC. In addition, the Company committed $2.1 million in a first lien revolving credit facility to US Well Services, LLC, yielding LIBOR + 6.0% and obtained an initial 0.4% equity ownership in USWS Holdings, LLC.

On February 21, 2017, the Company received $4.8 million in cash repayment for its second lien debt investment in Brock Holdings III, Inc.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the year ended December 31, 2016, we did not engage in hedging activities.

As of December 31, 2016, we held 21 securities bearing a variable rate of interest. Our variable rate investments represent approximately 42.9% of the fair value of total interest earning investments. As of December 31, 2016, 59.1% of variable rate securities were yielding interest at a rate equal to the established interest rate floor and 40.9% of variable rate securities were yielding interest at a rate above its existing floor or were not subject to an interest rate floor. As of December 31, 2016, we had $44.0 million outstanding on our Credit Facility, which has a variable rate of interest at LIBOR + 300 basis points. As of December 31, 2016, all of our other interest paying liabilities, consisting of $170.7 million in SBA-guaranteed debentures and $113.4 million in notes payable, were bearing interest at a fixed rate.

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

Based on our December 31, 2016 consolidated statements of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase in net income
Up 300 basis points	$5,820	$(1,320)	$4,500
Up 200 basis points	3,824	(880)	2,944
Up 100 basis points	1,843	(440)	1,403
Down 100 basis points	(158)	344	186
Down 200 basis points	—	—	—
Down 300 basis points	—	—	—

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Capitala Finance Corp.

We have audited the accompanying consolidated statements of assets and liabilities of Capitala Finance Corp. (the Company), including the consolidated schedules of investments, as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2016 and 2015 by correspondence with the custodian and directly with management or designees of the portfolio companies, as applicable. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capitala Finance Corp. at December 31, 2016 and 2015, and the consolidated results of its operations, changes in its net assets, its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

March 7, 2017
Charlotte, North Carolina

Capitala Finance Corp.

Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share data)

	As of
	December 31, 2016	December 31, 2015
ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $391,706 and $391,031, respectively)	$393,525	$404,513
Affiliate investments (amortized cost of $39,279 and $99,290, respectively)	61,464	117,350
Control investments (amortized cost of $82,791 and $79,866, respectively)	86,650	70,593
Total investments at fair value (amortized cost of $513,776 and $570,187, respectively)	541,639	592,456
Cash and cash equivalents	36,281	34,105
Interest and dividend receivable	5,735	5,390
Due from related parties	182	256
Prepaid expenses	506	503
Other assets	72	108
Total assets	$584,415	$632,818
LIABILITIES
SBA debentures (net of deferred financing costs of $2,911 and $3,537, respectively)	$167,789	$180,663
Notes (net of deferred financing costs of $3,025 and $3,583, respectively)	110,413	109,855
Credit Facility (net of deferred financing costs of $759 and $1,649, respectively)	43,241	68,351
Due to related parties	35	6
Management and incentive fee payable	6,426	1,687
Interest and financing fees payable	2,657	2,987
Accounts payable and accrued expenses	536	467
Written call option at fair value (proceeds of $20 and $0, respectively)	2,736	—
Total liabilities	$333,833	$364,016
Commitments and contingencies (Note 2)
NET ASSETS
Common stock, par value $.01, 100,000,000 common shares authorized, 15,868,045 and 15,777,345 common shares issued and outstanding, respectively	$159	$158
Additional paid in capital	240,184	239,104
Undistributed net investment income	22,973	8,570
Accumulated net realized losses from investments	(37,881)	(1,299)
Net unrealized appreciation on investments	27,863	22,269
Net unrealized depreciation on written call option	(2,716)	—
Total net assets	$250,582	$268,802
Total liabilities and net assets	$584,415	$632,818
Net asset value per share	$15.79	$17.04

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the Year Ended December 31
	2016	2015	2014
INVESTMENT INCOME
Interest and fee income:
Non-control/non-affiliate investments	$42,667	$39,535	$16,209
Affiliate investments	5,723	11,589	17,105
Control investments	10,718	5,406	5,804
Total interest and fee income	59,108	56,530	39,118
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	4,965	2,644	937
Affiliate investments	383	1,363	1,169
Control investments	952	1,077	727
Total payment-in-kind interest and dividend income	6,300	5,084	2,833
Dividend income:
Non-control/non-affiliate investments	263	617	1,818
Affiliate investments	115	115	774
Control investments	2,414	1,369	4,965
Total dividend income	2,792	2,101	7,557
Other Income	85	256	—
Interest income from cash and cash equivalents	27	5	20
Total investment income	68,312	63,976	49,528
EXPENSES
Interest and financing expenses	19,711	19,022	13,375
Base management fee	10,588	10,590	9,289
Incentive fees	6,842	6,043	2,838
General and administrative expenses	3,804	4,052	4,298
Expenses before incentive fee waiver	40,945	39,707	29,800
Incentive fee waiver (See Note 7)	(1,673)	(1,058)	—
Management fee waiver (See Note 7)	—	—	(238)
Total expenses, net of fee waivers	39,272	38,649	29,562
NET INVESTMENT INCOME	29,040	25,327	19,966
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND WRITTEN CALL OPTION:
Net realized gain (loss) from investments:
Non-control/non-affiliate investments	1,261	8,758	2,564
Affiliate investments	(24,172)	(9,109)	(1,843)
Control investments	145	5,787	111
Total realized gain (loss) from investments	(22,766)	5,436	832
Net unrealized appreciation (depreciation) on investments	5,594	(16,913)	(24,238)
Net unrealized depreciation on written call option	(2,716)	—	—
Net loss on investments and written call option	(19,888)	(11,477)	(23,406)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$9,152	$13,850	$(3,440)
NET INCREASE (DECREASE) IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC AND DILUTED	$0.58	$0.91	$(0.27)
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – BASIC AND DILUTED	15,819,175	15,210,577	12,974,420
DISTRIBUTIONS PAID PER SHARE	$1.80	$2.38	$1.88

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Changes in Net Assets
(in thousands, except share data)

	Common Stock		Additional Paid in Capital	Undistributed Net Investment Income	Accumulated Net Realized Gains (Losses)	Net Unrealized Appreciation/ (Depreciation) on Investments	Net Unrealized Depreciation on Written Call Option	Total
	Number of Shares	Par Value
BALANCE, December 31, 2013	12,974,420	$130	$188,408	$16,760	$(48)	$63,420	$—	$268,670
Net investment income	—	—	—	19,966	—	—	—	19,966
Net realized gain from investments	—	—	—	—	832	—	—	832
Net change in unrealized depreciation on investments	—	—	—	—	—	(24,238)	—	(24,238)
Issuance of common stock, net of offering and underwriting costs	—	—	—	—	—	—	—	—
Repurchase and retirement of common stock under stock repurchase program	—	—	—	—	—	—	—	—
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	—	—	—	—	—	—	—	—
Distributions declared	—	—	—	(24,393)	—	—	—	(24,393)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	—	(19)	19	—	—	—
BALANCE, December 31, 2014	12,974,420	$130	$188,408	$12,314	$803	$39,182	$—	$240,837
Net investment income	—	—	—	25,327	—	—	—	25,327
Net realized gain from investments	—	—	—	—	5,436	—	—	5,436
Net change in unrealized depreciation on investments	—	—	—	—	—	(16,913)	—	(16,913)
Issuance of common stock, net of offering and underwriting costs	3,500,000	35	61,665	—	—	—	—	61,700
Repurchase and retirement of common stock under stock repurchase program	(774,858)	(8)	(11,992)	—	—	—	—	(12,000)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	77,783	1	1,023	—	—	—	—	1,024
Distributions declared	—	—	—	(25,673)	(10,936)	—	—	(36,609)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	—	(3,398)	3,398	—	—	—
BALANCE, December 31, 2015	15,777,345	$158	$239,104	$8,570	$(1,299)	$22,269	$—	$268,802
Net investment income	—	—	—	29,040	—	—	—	29,040
Net realized loss from investments	—	—	—	—	(22,766)	—	—	(22,766)
Net change in unrealized appreciation on investments	—	—	—	—	—	5,594		5,594
Net change in unrealized depreciation on written call option	—	—	—	—	—		(2,716)	(2,716)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	90,700	1	1,102	—	—	—	—	1,103
Distributions declared	—	—	—	(28,475)	—	—	—	(28,475)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(22)	13,838	(13,816)	—	—	—
BALANCE, December 31, 2016	15,868,045	$159	$240,184	$22,973	$(37,881)	$27,863	$(2,716)	$250,582

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$9,152	$13,850	$(3,440)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(120,844)	(260,640)	(216,276)
Repayments and sales of investments	163,564	142,713	80,197
Net realized (gain) loss on investments	22,766	(5,436)	(832)
Net unrealized (appreciation) depreciation on investments	(5,594)	16,913	24,238
Payment-in-kind interest and dividends	(6,300)	(5,084)	(2,833)
Accretion of original issue discount on investments	(2,775)	(585)	(111)
Proceeds from written call option	20	—	—
Net unrealized depreciation on written call option	2,716	—	—
Amortization of deferred financing fees	2,149	1,966	1,072
Changes in assets and liabilities:
Interest and dividend receivable	(345)	(2,277)	(196)
Due from related parties	74	262	1,127
Prepaid expenses	(3)	12	139
Other assets	36	166	(274)
Due to related parties	29	(2)	(513)
Management and incentive fee payable	4,739	1,528	(1,998)
Interest and financing fees payable	(330)	85	179
Accounts payable and accrued expenses	69	145	165
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	69,123	(96,384)	(119,356)
CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns on SBA debentures	(13,500)	(8,000)	(10,000)
Proceeds from Credit Facility	29,000	105,000	—
Payments to Credit Facility	(55,000)	(35,000)	—
Issuance of Notes	—	—	113,438
Issuance of common stock, net of offering and underwriting costs	—	61,700	—
Distributions paid to shareholders	(27,372)	(35,585)	(24,393)
Repurchases of common stock under stock repurchase program	—	(12,000)	—
Deferred financing fees paid	(75)	(733)	(6,204)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(66,947)	75,382	72,841
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,176	(21,002)	(46,515)
CASH AND CASH EQUIVALENTS, beginning of year	34,105	55,107	101,622
CASH AND CASH EQUIVALENTS, end of year	$36,281	$34,105	$55,107
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$17,591	$16,349	$12,120
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Distribution paid through dividend reinvestment plan share issuances	$1,103	$1,024	$—

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments
(in thousands, except for units/shares)
December 31, 2016

Company(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Non-control/non-affiliated investments – 157.1%
AAE Acquisition, LLC	Industrial Equipment Rental	Second Lien Debt (12% Cash, Due 3/31/18)	$11,000	$11,000	$10,755	4.3%
AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (14% fully diluted)		17	—	0.0%
				11,017	10,755	4.3%
American Clinical Solutions, LLC	Healthcare	First Lien Debt (10.5% Cash (3 month LIBOR + 9.5%, 1% Floor), Due 6/11/20)(13)	9,034	9,034	8,582	3.4%
				9,034	8,582	3.4%
American Exteriors, LLC	Replacement Window Manufacturer	First Lien Debt (10% PIK, Due 1/1/17)(1)(2)	6,456	4,679	2,571	1.0%
American Exteriors, LLC	Replacement Window Manufacturer	Common Stock Warrants (10% fully diluted)		—	—	0.0%
				4,679	2,571	1.0%
AmeriMark Direct, LLC	Consumer Products	First Lien Debt (12.75% Cash, Due 9/8/21)	19,700	19,192	19,542	7.8%
				19,192	19,542	7.8%
B&W Quality Growers, LLC	Farming	Subordinated Debt (14% Cash, Due 7/23/20)	6,000	5,996	6,000	2.4%
B&W Quality Growers, LLC	Farming	Membership Unit Warrants (91,739 Units)		20	5,779	2.3%
				6,016	11,779	4.7%
BigMouth, Inc.	Consumer Products	First Lien Debt (12.6% Cash, Due 11/14/21)(3)	10,313	10,313	10,313	4.1%
BigMouth, Inc.	Consumer Products	Series A Preferred Stock (350,000 shares, 8% PIK)(6)		354	354	0.1%
				10,667	10,667	4.2%
Bluestem Brands, Inc.	Online Merchandise Retailer	First Lien Debt (8.5% Cash (1 month LIBOR + 7.5%, 1% Floor), Due 11/7/20)	4,279	4,169	4,169	1.7%
				4,169	4,169	1.7%
Brock Holdings III, Inc.	Industrial Specialty Services	Second Lien Debt (10% Cash (1 month LIBOR + 8.25%, 1.75% Floor), Due 3/16/18)	5,000	4,935	4,750	1.9%
				4,935	4,750	1.9%
Brunswick Bowling Products, Inc.	Bowling Products	First Lien Debt (8% Cash (1 month LIBOR + 6.0%, 2% Floor), Due 5/22/20)	1,600	1,600	1,600	0.6%
Brunswick Bowling Products, Inc.	Bowling Products	First Lien Debt (16.25% Cash (1 month LIBOR + 14.25%, 2% Floor), Due 5/22/20)	5,586	5,586	5,586	2.2%
Brunswick Bowling Products, Inc.	Bowling Products	Preferred Shares (2,966 shares, 8% PIK)(6)		3,384	5,317	2.1%
				10,570	12,503	4.9%
Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	1,408	0.6%
				5	1,408	0.6%
California Pizza Kitchen, Inc.	Restaurant	Second Lien Debt (11% Cash (1 month LIBOR + 10%, 1% Floor), Due 8/23/23)	5,000	4,857	4,857	1.9%
				4,857	4,857	1.9%
Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)		258	137	0.1%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2016

Company(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock Warrants (655,908 units)(7)		$264	$309	0.1%
				522	446	0.2%
Cedar Electronics Holding Corp.	Consumer Electronics	Subordinated Debt (12% Cash, Due 12/26/20)	$21,550	21,550	20,818	8.3%
				21,550	20,818	8.3%
Community Choice Financial, Inc.	Financial Services	First Lien Debt (18% Cash (1 month LIBOR + 17%, 1% Floor), Due 3/30/18)(1)(8)	15,000	15,000	15,000	6.0%
				15,000	15,000	6.0%
Construction Partners, Inc.	Construction Services	Second Lien Debt (11.5% Cash, Due 6/12/20)	9,500	9,500	9,500	3.8%
				9,500	9,500	3.8%
Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9% Cash, 2% PIK, Due 11/29/21)	16,267	16,267	15,648	6.2%
Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	728	0.3%
				17,842	16,376	6.5%
CSM Bakery Solutions, LLC	Bakery Supplies Distributor	Second Lien Debt (8.75% Cash (1 month LIBOR + 7.75%, 1% Floor), Due 8/7/22)	12,000	11,813	10,776	4.3%
				11,813	10,776	4.3%
Emerging Markets Communications, LLC	Satellite Communications	Second Lien Debt (10.625% Cash (1 month LIBOR + 9.625%, 1% Floor), Due 7/1/22)	5,000	4,946	5,000	2.0%
				4,946	5,000	2.0%
Flavors Holdings, Inc.	Food Product Manufacturer	First Lien Debt (6.75% Cash (1 month LIBOR + 5.75%, 1% Floor), Due 4/3/20)	7,100	6,930	6,411	2.6%
Flavors Holdings, Inc.	Food Product Manufacturer	Second Lien Debt (11% Cash (1 month LIBOR + 10%, 1% Floor), Due 10/3/21)	12,000	11,671	10,188	4.1%
				18,601	16,599	6.7%
Group Cirque du Soleil, Inc.	Entertainment	Second Lien Debt (9.25% Cash (3 month LIBOR + 8.25%, 1% Floor), Due 7/8/23)(8)	1,000	988	987	0.4%
				988	987	0.4%
Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Subordinated Debt (Due 12/9/19)(9)	2,000	2,000	1,532	0.6%
				2,000	1,532	0.6%
Kelle’s Transport Service, LLC	Transportation	First Lien Debt (14% Cash, Due 3/31/19)	13,674	13,668	13,252	5.3%
Kelle’s Transport Service, LLC	Transportation	Preferred Units (1,000 units, 10% PIK Dividend)(6)		3,433	3,433	1.4%
Kelle’s Transport Service, LLC	Transportation	Common Stock Warrants (15% fully diluted)		22	171	0.1%
				17,123	16,856	6.8%
Medical Depot, Inc.	Medical Device Distributor	Subordinated Debt (14% Cash, Due 9/27/20)(1)	14,667	14,667	14,667	5.9%
Medical Depot, Inc.	Medical Device Distributor	Series C Convertible Preferred Stock (740 shares)		1,333	6,440	2.6%
				16,000	21,107	8.5%
Nielsen & Bainbridge, LLC	Home Décor Manufacturer	Second Lien Debt (10.5% Cash (6 month LIBOR + 9.25%, 1% Floor), Due 8/15/21)	15,000	14,849	14,670	5.9%
				14,849	14,670	5.9%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2016

Company(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Nth Degree, Inc.	Business Services	First Lien Debt (8.0% Cash (1 month LIBOR + 7%, 1% Floor), 1% PIK, Due 12/14/20)	$9,904	$9,904	$9,904	4.0%
Nth Degree, Inc.	Business Services	First Lien Debt (12.5% Cash (1 month LIBOR + 11.5%, 1% Floor), 2% PIK, Due 12/14/20)	7,351	7,351	7,351	2.9%
Nth Degree, Inc.	Business Services	Preferred Stock (10% PIK dividend)(6)		2,662	4,581	1.8%
				19,917	21,836	8.7%
Portrait Innovations, Inc.	Professional and Personal Digital Imaging	Subordinated Debt (12% Cash, Due 2/26/20)	9,000	9,000	9,000	3.6%
				9,000	9,000	3.6%
Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (12% Cash, 4% PIK, Due 7/17/19)	10,851	10,750	10,851	4.3%
				10,750	10,851	4.3%
Sierra Hamilton, LLC	Oil & Gas Engineering and Consulting Services	First Lien Debt (12.25% Cash, Due 12/15/18)(2)	15,000	15,000	4,500	1.8%
				15,000	4,500	1.8%
Sur La Table, Inc.	Retail	First Lien Debt (12% Cash, Due 7/28/20)	15,000	15,000	15,000	6.0%
				15,000	15,000	6.0%
Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	1,001	0.4%
				758	1,001	0.4%
U.S. Well Services, LLC	Oil & Gas Services	First Lien Debt (14.1% PIK (1 month LIBOR + 13.5%, 0.5% floor), Due 5/2/19)	15,083	15,054	15,083	6.0%
				15,054	15,083	6.0%
Velum Global Credit Management, LLC	Financial Services	First Lien Debt (15% PIK, Due 12/31/17)(1)(8)	10,553	10,553	10,553	4.2%
				10,553	10,553	4.2%
Vintage Stock, Inc.	Specialty Retail	First Lien Debt (13.1% Cash (1 month LIBOR + 12.5%, 0.5% floor), 3% PIK, Due 11/3/21)	22,067	22,067	22,067	8.8%
				22,067	22,067	8.8%
Vology, Inc.	Information Technology	Subordinated Debt (15% Cash (3 month LIBOR + 14%, 1% Floor, 2% PIK), Due 1/24/21)	8,082	8,082	8,082	3.2%
				8,082	8,082	3.2%
Western Windows Systems, LLC	Building Products	First Lien Debt (11.7% Cash, Due 7/31/20)(3)	10,500	10,500	10,500	4.2%
Western Windows Systems, LLC	Building Products	Membership Units (39,860 units)		3,000	7,652	3.0%
				13,500	18,152	7.2%
Xirgo Technologies, LLC	Information Technology	Subordinated Debt (11.5% Cash, Due 3/1/22)	15,750	15,750	15,750	6.3%
Xirgo Technologies, LLC	Information Technology	Membership Units (400,000 units)		400	400	0.2%
				16,150	16,150	6.5%
Sub Total Non-control/non-affiliated investments				$391,706	$393,525	157.1%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2016

Company(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Affiliate investments – 24.5%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Subordinated Debt (14% Cash, Due 8/9/19)(10)	$3,000	$3,000	$3,000	1.2%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Subordinated Debt (12% Cash, Due 8/9/19)(10)	5,828	5,828	5,828	2.3%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock (1,253,198 shares)		1,504	1,248	0.5%
				10,332	10,076	4.0%
City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 9/28/17)(1)	8,231	8,231	8,231	3.3%
City Gear, LLC	Footwear Retail	Preferred Membership Units (2.78% fully diluted, 9% Cash Dividend)(6)		1,269	1,269	0.5%
City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.38% fully diluted)		—	9,736	3.9%
				9,500	19,236	7.7%
GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8% PIK dividend)(6)		2,648	2,864	1.1%
GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,046	0.4%
				2,650	3,910	1.5%
J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13% Cash, Due 7/16/18)	6,182	6,182	6,182	2.5%
J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	—	0.0%
J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (6,369 shares)		—	—	0.0%
				7,000	6,182	2.5%
LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)		1,525	8,497	3.4%
				1,525	8,497	3.4%
MJC Holdings, LLC	Specialty Clothing	Series A Preferred Units (2,000,000 units)		1,000	5,011	2.0%
				1,000	5,011	2.0%
MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12% Cash, Due 1/31/18)(1)	2,600	2,600	2,600	1.0%
MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 1/31/18)(1)	400	388	400	0.2%
MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6% PIK dividend)(6)		1,296	1,433	0.6%
MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		—	228	0.1%
				4,284	4,661	1.9%
MTI Holdings, LLC	Retail Display & Security Services	Membership Units (2,000,000 units)(12)		—	537	0.2%
				—	537	0.2%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Subordinated Debt (13% Cash, Due 4/8/19)(1)	1,425	1,425	1,425	0.6%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership)		750	805	0.3%
				2,175	2,230	0.9%
STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares)(12)		—	109	0.0%
				—	109	0.0%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Subordinated Debt(12)		813	1,015	0.4%
				813	1,015	0.4%
Sub Total Affiliate investments				$39,279	$61,464	24.5%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2016

Company(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Control investments – 34.6%
CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (12% Cash, 4% PIK, Due 5/24/18)	$11,882	$11,882	$11,882	4.8%
CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (19.7% fully diluted ownership)		1,394	200	0.1%
CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (10% fully diluted ownership)		—	101	0.0%
				13,276	12,183	4.9%
Eastport Holdings, LLC	Business Services	Subordinated Debt (13.9% Cash (3 month LIBOR + 13%, 0.5% Floor), Due 4/29/20)	16,500	13,982	16,500	6.6%
Eastport Holdings, LLC	Business Services	Membership Units (30.1% fully diluted)(11)		4,733	13,395	5.3%
				18,715	29,895	11.9%
Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/15/18)(1)	1,862	1,862	1,862	0.8%
Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/15/18)(1)	3,989	3,989	3,989	1.6%
Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	2,523	1.0%
				7,480	8,374	3.4%
Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (15% Cash, Due 10/30/20)(1)	6,500	6,500	6,500	2.6%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10% Cash Dividend)		1,000	1,000	0.4%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	5,634	2.2%
				7,501	13,134	5.2%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/17)(1)(2)	10,303	9,837	10,303	4.1%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)		3,278	—	0.0%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)		2,365	—	0.0%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,107 shares)		33	—	0.0%
				15,513	10,303	4.1%
Print Direction, Inc.	Printing Services	First Lien Debt (10% Cash, 2% PIK, Due 2/24/19)	17,316	17,316	12,761	5.1%
Print Direction, Inc.	Printing Services	Common Stock (18,543 shares)		2,990	—	0.0%
Print Direction, Inc.	Printing Services	Common Stock Warrants (820 shares)		—	—	0.0%
				20,306	12,761	5.1%
Sub Total Control investments				$82,791	$86,650	34.6%
TOTAL INVESTMENTS – 216.2%				$513,776	$541,639	216.2%
Derivatives – (1.1)%
Eastport Holdings, LLC	Business Services	Written Call Option(11)		$(20)	$(2,736)	(1.1)%
				$(20)	$(2,736)	(1.1)%
TOTAL DERIVATIVES – (1.1)%				$(20)	$(2,736)	(1.1)%

(1)	The maturity date of the original investment has been extended.
(2)	Non-accrual investment.
(3)	The cash rate equals the approximate current yield on our last-out portion of the unitranche facility.
(4)	All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2016

(5)	Percentages are based on net assets of $250,582 as of December 31, 2016.
(6)	The equity investment is income producing, based on rate disclosed.
(7)	The equity investment has an exercisable put option.
(8)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2016, 4.5% of the Company’s total assets were non-qualifying assets.
(9)	Interest rate was amended to zero. The Company is entitled to receive earn-out payments of up to $2.4 million in satisfaction of the debt.
(10)	In addition to the stated rate, the investment is paying 3% default interest.
(11)	The Company has written a call option that enables CapitalSouth Partners Florida Sidecar Fund II, L.P. to purchase up to 31.25% of the Company’s interest at a strike price of $1.5 million. As of December 31, 2016, the fair value of the written call option is approximately $2.7 million. See Note 4 to the consolidated financial statements for further detail on the written call option transaction.
(12)	The investment has been exited. The residual value reflects estimated escrow to be settled post-closing.
(13)	The portfolio company is currently being charged default interest rate of prime plus 10.5%.

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments
(in thousands, except for units/shares)
December 31, 2015

Company(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Non-control/non-affiliated investments – 150.5%
AAE Acquisition, LLC	Industrial Equipment Rental	Second Lien Debt (12% Cash, Due 3/31/18)(1)	$11,000	$11,000	$11,000	4.1%
AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (14% fully diluted)		17	2,181	0.8%
				11,017	13,181	4.9%
American Clinical Solutions, LLC	Healthcare	First Lien Debt (10.5% Cash (3 month LIBOR + 9.5%, 1% Floor), Due 6/11/20)	9,750	9,750	9,750	3.6%
				9,750	9,750	3.6%
American Exteriors, LLC	Replacement Window Manufacturer	First Lien Debt (14% Cash, Due 1/15/16)(1)(2)	4,879	3,679	3,196	1.2%
American Exteriors, LLC	Replacement Window Manufacturer	Common Stock Warrants (15% fully diluted)		—	—	0.0%
				3,679	3,196	1.2%
B&W Quality Growers, LLC	Farming	Subordinated Debt (14% Cash, Due 7/23/20)	10,000	9,992	10,000	3.7%
B&W Quality Growers, LLC	Farming	Membership Unit Warrants (91,739 Units)		20	5,408	2.0%
				10,012	15,408	5.7%
Bluestem Brands, Inc.	Online Merchandise Retailer	First Lien Debt (8.5% Cash (1 month LIBOR + 7.5%, 1% Floor), Due 11/7/20)	4,529	4,382	4,382	1.6%
				4,382	4,382	1.6%
Boot Barn Holdings, Inc.	Western Wear Retail	Common Stock (95,252 shares)(8)		381	1,171	0.4%
				381	1,171	0.4%
Brock Holdings III, Inc.	Industrial Specialty Services	Second Lien Debt (10% Cash (1 month LIBOR + 8.25%, 1.75% Floor), Due 3/16/18)	5,000	4,881	4,881	1.8%
				4,881	4,881	1.8%
Brunswick Bowling Products, Inc.	Bowling Products	First Lien Debt (8% Cash (1 month LIBOR + 6.0%, 2% Floor), Due 5/22/20)	2,000	2,000	2,000	0.7%
Brunswick Bowling Products, Inc.	Bowling Products	First Lien Debt (16.25% Cash (1 month LIBOR + 14.25%, 2% Floor), Due 5/22/20)	6,983	6,983	6,983	2.6%
Brunswick Bowling Products, Inc.	Bowling Products	Preferred Shares (2,966 shares, 8% PIK)(6)		3,118	3,141	1.2%
				12,101	12,124	4.5%
Burke America Parts Group, LLC	Home Repair Parts Manufacturer	First Lien Debt (9.5% Cash, Due 4/30/20)	5,000	4,868	4,868	1.8%
Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	533	0.2%
				4,873	5,401	2.0%
Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)		258	223	0.1%
Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock Warrants (655,908 units)(7)		264	498	0.2%
				522	721	0.3%
Cedar Electronics Holding Corp.	Consumer Electronics	Subordinated Debt (12% Cash, Due 12/26/20)	28,300	28,300	28,300	10.5%
				28,300	28,300	10.5%
Community Choice Financial, Inc.	Financial Services	First Lien Debt (14% Cash (1 month LIBOR + 13%, 1% Floor), Due 3/27/17)(8)(11)	17,161	17,161	17,161	6.4%
				17,161	17,161	6.4%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2015

Company(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Construction Partners, Inc.	Construction Services	Second Lien Debt (11.5% Cash, Due 6/12/20)	$12,500	$12,500	$12,500	4.7%
				12,500	12,500	4.7%
Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9% Cash, 2% PIK, Due 11/29/21)	15,941	15,941	15,941	5.9%
Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	1,917	0.7%
				17,516	17,858	6.6%
Crowley Holdings, Inc.	Transportation	Series A Income Preferred Shares (6,000 shares, 10% Cash, 2% PIK dividend)(6)		6,271	6,271	2.3%
				6,271	6,271	2.3%
CSM Bakery Solutions, LLC	Bakery Supplies Distributor	Second Lien Debt (8.75% Cash (1 month LIBOR + 7.75%, 1% Floor), Due 8/7/22)	17,000	16,687	16,146	6.0%
				16,687	16,146	6.0%
DSW Homes, LLC	Disaster Recovery Homebuilding	First Lien Debt (12.61% Cash (3 month LIBOR + 12%), Due 9/24/18)	2,000	2,000	2,000	0.7%
				2,000	2,000	0.7%
Emerging Markets Communications, LLC	Satellite Communications	Second Lien Debt (10.625% Cash (1 month LIBOR + 9.625%, 1% Floor), Due 7/1/22)	5,000	4,932	4,932	1.8%
				4,932	4,932	1.8%
Flavors Holdings, Inc.	Food Product Manufacturer	First Lien Debt (6.75% Cash (1 month LIBOR + 5.75%, 1% Floor), Due 4/3/20)	7,500	7,265	6,917	2.6%
Flavors Holdings, Inc.	Food Product Manufacturer	Second Lien Debt (11% Cash (1 month LIBOR + 10%, 1% Floor), Due 10/3/21)	12,000	11,601	10,519	3.9%
				18,866	17,436	6.5%
Group Cirque du Soleil, Inc.	Entertainment	Second Lien Debt (9.25% Cash (3 month LIBOR + 8.25%, 1% Floor), Due 7/8/23)(8)	1,000	986	986	0.4%
				986	986	0.4%
Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Subordinated Debt (Due 12/9/19)(14)	2,000	2,000	1,800	0.7%
				2,000	1,800	0.7%
Kelle’s Transport Service, LLC	Transportation	First Lien Debt (14% Cash, Due 3/31/19)	14,562	14,551	14,562	5.4%
Kelle’s Transport Service, LLC	Transportation	Preferred Units (1,000 units, 10% PIK Dividend)(6)		3,101	3,101	1.2%
Kelle’s Transport Service, LLC	Transportation	Common Stock Warrants (15% fully diluted)		22	3,310	1.2%
				17,674	20,973	7.8%
Maxim Crane Works, L.P.	Crane Rental and Sales	Second Lien Debt (10.25% Cash (1 month LIBOR + 9.25%, 1% Floor), Due 11/26/18)	5,000	5,032	5,032	1.9%
				5,032	5,032	1.9%
Medical Depot, Inc.	Medical Device Distributor	Subordinated Debt (14% Cash, Due 9/27/20)(1)	14,667	14,667	14,667	5.5%
Medical Depot, Inc.	Medical Device Distributor	Series C Convertible Preferred Stock (740 shares)		1,333	8,345	3.1%
				16,000	23,012	8.6%
Merlin International, Inc.	IT Government Contracting	Subordinated Debt (12.5% Cash, Due 12/16/19)	20,000	20,000	20,000	7.4%
				20,000	20,000	7.4%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2015

Company(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Nielsen & Bainbridge, LLC	Home Décor Manufacturer	Second Lien Debt (10.25% Cash (6 month LIBOR + 9.25%, 1% Floor), Due 8/15/21)	$15,000	$14,816	$14,614	5.4%
				14,816	14,614	5.4%
Nth Degree, Inc.	Business Services	First Lien Debt (8.0% Cash (1 month LIBOR + 7%, 1% Floor), 1% PIK, Due 12/14/20)	12,256	12,256	12,256	4.6%
Nth Degree, Inc.	Business Services	First Lien Debt (12.5% Cash (1 month LIBOR + 11.5%, 1% Floor), 2% PIK, Due 12/14/20)	9,009	9,009	9,009	3.4%
Nth Degree, Inc.	Business Services	Preferred Stock (10% PIK dividend)(6)		3,015	3,015	1.1%
				24,280	24,280	9.1%
Portrait Innovations, Inc.	Professional and Personal Digital Imaging	Subordinated Debt (12% Cash, Due 2/26/20)	15,000	15,000	15,000	5.6%
				15,000	15,000	5.6%
Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (12% cash, 4% PIK, due 7/17/19)	11,525	11,370	11,525	4.3%
				11,370	11,525	4.3%
Sierra Hamilton, LLC	Oil & Gas Engineering and Consulting Services	First Lien Debt (12.25% Cash, Due 12/15/18)	15,000	15,000	10,075	3.7%
				15,000	10,075	3.7%
Sparus Holdings, Inc.	Energy Services	First Lien Debt (12% Cash, Due 9/30/16)(1)	5,120	5,120	5,120	1.9%
Sparus Holdings, Inc.	Energy Services	Subordinated Debt (12% Cash, Due 9/30/16)(1)	5,380	5,380	5,380	2.0%
				10,500	10,500	3.9%
Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	758	0.3%
				758	758	0.3%
Tenere, Inc.	Industrial Manufacturing	First Lien Debt (11% Cash, 2% PIK, Due 12/15/17)(9)	3,582	3,582	3,582	1.3%
				3,582	3,582	1.3%
U.S. Well Services, LLC	Oil & Gas Services	First Lien Debt (12.0% Cash (1 month LIBOR + 11.5%, 0.5% floor), Due 5/2/19)	14,189	14,133	14,189	5.3%
				14,133	14,189	5.3%
Velum Global Credit Management, LLC	Financial Services	First Lien Debt (15% PIK, Due 12/31/17)(1)(8)	9,069	9,069	9,069	3.4%
				9,069	9,069	3.4%
Vology, Inc.	Information Technology	Subordinated Debt (15% Cash (3 month LIBOR + 14%, 1% Floor), Due 1/24/21)	8,000	8,000	8,000	3.0%
				8,000	8,000	3.0%
Western Windows Systems, LLC	Building Products	First Lien Debt (12.2% Cash, Due 7/31/20)(3)	14,000	14,000	14,000	5.3%
Western Windows Systems, LLC	Building Products	Membership units (39,860 units)		3,000	4,299	1.6%
				17,000	18,299	6.9%
Sub Total Non-control/non-affiliated investments				$391,031	$404,513	150.5%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2015

Company(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Affiliate investments – 43.6%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Subordinated Debt (14% Cash, Due 8/9/19)	$3,000	$3,000	$3,000	1.1%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Subordinated Debt (12% Cash, Due 8/9/19)	5,828	5,828	5,828	2.2%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock (1,253,198 shares)		1,504	3,080	1.1%
				10,332	11,908	4.4%
City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 9/28/17)(1)	8,231	8,231	8,231	3.1%
City Gear, LLC	Footwear Retail	Preferred Membership Units (2.78% fully diluted, 9% Cash dividend)(6)		1,269	1,269	0.5%
City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.38% fully diluted)		—	9,182	3.4%
				9,500	18,682	7.0%
GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8% PIK dividend)(6)		2,413	2,764	1.0%
GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,162	0.4%
				2,415	3,926	1.4%
J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13% Cash, Due 7/16/18)(13)	5,182	5,182	5,182	1.9%
J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	—	0.0%
J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (4,506 shares)		—	—	0.0%
				6,000	5,182	1.9%
LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)		1,525	3,342	1.2%
				1,525	3,342	1.2%
MJC Holdings, LLC	Specialty Clothing	Series A Preferred Units (2,000,000 units)		1,000	4,696	1.7%
				1,000	4,696	1.7%
MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12% Cash, Due 1/31/17)(1)	2,600	2,600	2,600	1.0%
MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 1/31/17)(1)	400	388	400	0.1%
MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6% PIK dividend)(6)		1,216	1,350	0.5%
MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		—	319	0.1%
				4,204	4,669	1.7%
MTI Holdings, LLC	Retail Display & Security Services	Subordinated Debt (12% Cash, Due 11/1/18)	8,000	8,000	8,000	3.0%
MTI Holdings, LLC	Retail Display & Security Services	Membership Units (2,000,000 units)		2,000	13,917	5.3%
				10,000	21,917	8.3%
Source Capital ABUTEC, LLC	Oil & Gas Services	First Lien Debt (12% Cash, 3% PIK, Due 12/28/17)(2)(12)	5,741	5,404	2,247	0.8%
Source Capital ABUTEC, LLC	Oil & Gas Services	Preferred Membership Units (10.5% fully diluted)		1,240	—	0.0%
				6,644	2,247	0.8%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Subordinated Debt (13% Cash, Due 2/17/17)	2,500	2,500	2,500	0.9%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Common Stock Warrants (6.65% ownership)		—	616	0.2%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership)		750	865	0.3%
				3,250	3,981	1.4%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2015

Company(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Source Recycling, LLC	Scrap Metal Recycler	Subordinated Debt (13% Cash, Due 9/2/16)(2)	$5,000	$5,000	$3,106	1.2%
				5,000	3,106	1.2%
STX Healthcare Management Services, Inc.	Dental Practice Management	Subordinated Debt (12.5% Cash, Due 7/31/18)(1)	6,425	6,425	6,398	2.4%
STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares)		1,200	1,047	0.4%
STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock Warrants (1,154,254 shares)		218	1,007	0.4%
				7,843	8,452	3.2%
TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 2/1/19)(2)	13,718	13,649	8,368	3.2%
TCE Holdings, Inc.	Oil & Gas Services	Subordinated Debt (12% Cash, 2% PIK, Due 2/1/19)(2)	10,931	10,876	6,668	2.5%
TCE Holdings, Inc.	Oil & Gas Services	Class A Common Stock (3,600 shares)		3,600	—	0.0%
				28,125	15,036	5.7%
V12 Holdings, Inc.	Data Processing & Digital Marketing	First Lien Debt (15% PIK, Due 11/26/16)	471	471	1,047	0.4%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Subordinated Debt (0% Cash, Due 11/26/16)(1)	663	361	663	0.2%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Subordinated Debt (0% Cash, Due 11/26/16)(1)	81	44	81	0.0%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Subordinated Debt (0% Cash, Due 11/26/16)(1)	3,563	2,369	3,563	1.3%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Subordinated Debt (0% Cash, Due 11/26/16)(1)	299	207	299	0.1%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Subordinated Debt (0% Cash, Due 11/26/16)(1)	2,750	—	2,750	1.0%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Subordinated Debt (0% Cash, Due 11/26/16)(1)	243	—	243	0.1%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-1 Preferred Stock (255,102 shares)		—	178	0.1%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-3 Preferred Stock (88,194 shares)		—	55	0.0%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Series A-5 Preferred Stock (20,530 shares)		—	1,327	0.5%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Common Stock Warrants (2,063,629 warrants)		—	—	0.0%
				3,452	10,206	3.7%
Sub Total Affiliate investments				$99,290	$117,350	43.6%
Control investments – 26.3%
CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (12% Cash, 4% PIK, Due 5/24/18)	$11,025	$11,025	$11,025	4.1%
CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (1,125,000 shares)		1,125	9	0.0%
CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (570,000 shares)		—	4	0.0%
				12,150	11,038	4.1%
Capitala Senior Liquid Loan Fund I, LLC	Investment Fund	Common Stock (80% ownership)(8)		20,000	17,867	6.6%
				20,000	17,867	6.6%
Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/16/16)	1,862	1,862	1,862	0.7%
Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/16/16)	3,830	3,830	3,830	1.4%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2015

Company(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		$1,629	$1,629	0.6%
				7,321	7,321	2.7%
Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (15%, 2% PIK at Company’s option, Due 10/30/20)(1)(10)	$6,500	6,500	6,500	2.4%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10% Cash Dividend)(6)		1,000	1,000	0.4%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	5,354	2.0%
				7,501	12,854	4.8%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/16)(2)	8,539	8,448	4,425	1.6%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)		3,278	—	0.0%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)		2,365	—	0.0%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,107 shares)		33	—	0.0%
				14,124	4,425	1.6%
Print Direction, Inc.	Printing Services	First Lien Debt (10% Cash, 2% PIK, Due 2/24/19)	15,780	15,780	15,780	6.0%
Print Direction, Inc.	Printing Services	Common Stock (18,543 shares)		2,990	1,253	0.5%
Print Direction, Inc.	Printing Services	Common Stock Warrants (820 shares)		—	55	0.0%
				18,770	17,088	6.5%
Sub Total Control investments				$79,866	$70,593	26.3%
TOTAL INVESTMENTS – 220.4%				$570,187	$592,456	220.4%

(1)	The maturity date of the original investment has been extended.
(2)	Non-accrual investment.
(3)	The cash rate equals the approximate current yield on our last-out portion of the unitranche facility.
(4)	All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.
(5)	Percentages are based on net assets of $268,802 as of December 31, 2015.
(6)	The equity investment is income producing, based on rate disclosed.
(7)	The equity investment has an exercisable put option.
(8)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2015, 7.3% of the Company’s total assets were non-qualifying assets.
(9)	The investment has a $0.6 million unfunded commitment.
(10)	The investment has a $1.0 million unfunded commitment.
(11)	The investment has a $2.8 million unfunded commitment.
(12)	Interest rate amended to 15% PIK through February 15, 2016.
(13)	Interest rate amended to 15% through June 30, 2016.
(14)	Interest rate was amended to zero. The Company is entitled to receive earn-out payments of up to $2.4 million in satisfaction of the debt.

See accompanying notes to consolidated financial statements.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 1. Organization

Capitala Finance Corp. (“Capitala Finance Corp.,” the “Company”, “we”, “us”, and “our”) is an externally managed non-diversified closed-end management investment company incorporated in Maryland that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and as such, is subject to reduced public company reporting requirements. The Company commenced operations on May 24, 2013 and completed its initial public offering (“IPO”) on September 30, 2013. The Company is managed by Capitala Investment Advisors, LLC (the “Investment Advisor”), an investment adviser that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and Capitala Advisors Corp. (the “Administrator”) provides the administrative services necessary for the Company to operate. For U.S. federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company was formed for the purpose of (i) acquiring, through a series of transactions, an investment portfolio from the following entities: CapitalSouth Partners Fund I Limited Partnership (“Fund I”); CapitalSouth Partners Fund II Limited Partnership (“Fund II”); CapitalSouth Partners Fund III, L.P. (“Fund III Parent”); CapitalSouth Partners SBIC Fund III, L.P. (“Fund III”) and CapitalSouth Partners Florida Sidecar Fund I, L.P. (“Florida Sidecar” and, collectively with Fund I, Fund II, Fund III and Fund III Parent, the “Legacy Funds”); (ii) raising capital in the IPO and (iii) continuing and expanding the business of the Legacy Funds by making additional debt and equity investments in lower middle-market and traditional middle-market companies.

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through our subsidiaries that are licensed by the U.S. Small Business Administration (“SBA”) under the Small Business Investment Company (“SBIC”) Act, the Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests in first lien, second lien and subordinated loans, and, to a lesser extent, equity securities issued by lower middle-market companies and traditional middle-market companies.

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their SBIC licenses, continued to hold their existing investments at the time of the IPO and have continued to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share, resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company is considered an investment company as defined in Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC 946”). The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the requirements for reporting

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 2. Summary of Significant Accounting Policies  – (continued)

on Form 10-K and Article 6 and Article 10 of Regulation S-X. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries as described in the Formation Transactions above.

The Company’s financial statements as of December 31, 2016 and 2015 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its consolidated subsidiaries (Fund II, Fund III, and the Florida Sidecar) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

Certain reclassifications have been made in the sub-classification of debt investments as of December 31, 2015 and for the two years in the period then ended in order to conform to current presentation.

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

Consolidation

As provided under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned subsidiaries in its consolidated financial statements. The Company did not consolidate its interest in Capitala Senior Liquid Loan Fund I, LLC (“CSLLF”) during the periods it was in existence because the investment was not considered a substantially wholly owned investment company subsidiary. Further, CSLLF was a joint venture for which shared power existed relating to the decisions that most significantly impacted the economic performance of the entity. See Note 4 to the consolidated financial statements for description of the Company’s investment in CSLLF.

Segments

In accordance with ASC Topic 280 — Segment Reporting (“ASC 280”), the Company has determined that it has a single reporting segment and operating unit structure. While the Company invests in several industries and geographic locations, all investments share similar business and economic risks. As such, all investment activities have been aggregated into a single segment.

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 2. Summary of Significant Accounting Policies  – (continued)

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
December 31, 2016

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

As a practical expedient, the Company used the net asset value (“NAV”) as the basis for the fair value of its investment in CSLLF. CSLLF recorded its underlying investments at fair value on a daily basis utilizing pricing information from third-party sources. Management may perform model-based analytical valuations in instances where an investment is considered illiquid or for which pricing is not available from third-party sources.

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
December 31, 2016

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 2. Summary of Significant Accounting Policies  – (continued)

Loan Sales

The Company follows the guidance in ASC Topic 860 — Transfers and Servicing (“ASC 860”) when accounting for loan participations and partial loan sales as it relates to concluding on sales accounting treatment for such transactions. Based on the Company’s analysis of all loan participations and partial sales completed, the Company believes that all such transactions meet the criterion required by ASC 860 to qualify for sales accounting treatment.

General and Administrative Expenses

General and administrative expenses are paid as incurred. The Company’s administrative expenses include personnel and overhead expenses allocable to the Company paid by and reimbursed to the Administrator under an administration agreement between the Company and the Administrator (the “Administration Agreement”). Other operating expenses such as legal and audit fees, director fees, and director and officer insurance are generally paid directly by the Company.

Deferred Financing Fees

Costs incurred to issue the Company’s debt obligations are capitalized and are amortized over the term of the debt agreements under the effective interest method.

Commitments and Contingencies

As of December 31, 2016 and December 31, 2015, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $1.2 million (On-Site Fuel Services, Inc.) and $4.4 million ($0.6 million to Tenere, Inc, $1.0 million to Navis Holdings, Inc, and $2.8 million to Community Choice Financial Inc.), respectively.

In the ordinary course of business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management believes that the likelihood of such an event is remote.

In the ordinary course of business, the Company may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Company or result in direct losses to the Company. In management’s opinion, no direct losses with respect to litigation contingencies were probable as of December 31, 2016 and December 31, 2015. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 2. Summary of Significant Accounting Policies  – (continued)

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

In accordance with certain applicable U.S. Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20.0% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. For income tax purposes, the Company has paid distributions on its common stock from ordinary income in the amount of $24.5 million, $25.1 million, and $18.3 million during the tax years ended August 31, 2016, 2015 and 2014, respectively.

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of December 31, 2016 and December 31, 2015, there were no uncertain tax positions.

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

The Company’s activities since commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities for the tax years ended August 31, 2016, 2015, and 2014. No interest expense or penalties have been assessed as of December 31, 2016 and 2015. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations.

Distributions

Distributions to common stockholders are recorded as payable on the declaration date. The amount to be paid out as a dividend is determined by the Board. Net capital gains, if any, are generally distributed at least annually, although we may decide to retain such capital gains for reinvestment.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 2. Summary of Significant Accounting Policies  – (continued)

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

Note 3. Recent Accounting Pronouncements

In August, 2014, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires the Company to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within the one year period subsequent to the date that the financial statements are issued or within the one year period subsequent to the date that the financial statements are available to be issued. ASU 2014-15 becomes effective for fiscal periods ending after December 15, 2016; however, early adoption is permitted. Management has evaluated the Company’s ability to continue as a going concern under the guidance issued in ASU 2014-15 and believes that there are no conditions that raise substantial doubt about the Company’s ability to continue as a going concern. As such, additional disclosure is not required and the consolidated financial statements have been presented on the going concern basis of accounting.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the consolidated statements of assets and liabilities as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for fiscal years that begin after December 15, 2015. Management elected to early adopt this standard as of October 1, 2015 and the required disclosures are presented in the consolidated

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 3. Recent Accounting Pronouncements  – (continued)

financial statements. The adoption of the provisions of ASU 2015-03 did not materially impact the Company’s consolidated financial position or results of operations.

In May 2015, FASB issued ASU 2015-07, Fair Value Measurement (Topic 820) — Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (“ASU 2015-07”). ASU 2015-07 permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment and provides guidance on required disclosures for such investments. The standard is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The adoption of the provisions of ASU 2015-07 did not materially impact the Company’s consolidated financial position or results of operations.

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

Note 4. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through our subsidiaries that are licensed by the SBA under the SBIC Act, we offer customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. We invest in first lien, second lien and subordinated loans. Most of our debt investments are coupled with equity interests, whether in the form of detachable “penny” warrants or equity co-investments made pari-passu with our borrowers’ financial sponsors. As of December 31, 2016, our portfolio consisted of investments in 53 portfolio companies with a fair value of approximately $541.6 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans or delayed draw facilities. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and which are not subject to the blockage of cash interest payments to us at the first lien lender’s discretion.

In addition to first and second lien loans, the Company may also invest in subordinated loans. Subordinated loans typically have second lien loans on all or substantially all of the borrower’s assets, and unlike second lien loans, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the year ended December 31, 2016, the Company made approximately $120.8 million of investments and had approximately $163.6 million in repayments and sales resulting in net repayments and sales of approximately $42.8 million for the year. During the year ended December 31, 2015, the Company made approximately $260.6 million of investments and had approximately $142.7 million in repayments and

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 4. Investments and Fair Value Measurements  – (continued)

sales resulting in net investments of approximately $117.9 million for the year. During the year ended December 31, 2014, the Company made approximately $216.3 million of investments and had approximately $80.2 million in repayments and sales resulting in net investments of approximately $136.1 million for the year.

On August 31, 2016, the Company sold a portion of 14 securities across 10 portfolio companies to CapitalSouth Partners Florida Sidecar Fund II, L.P. (“FSC II”), including granting an option to acquire a portion of the Company’s equity investment in Eastport Holdings, LLC (the “Written Call Option”), in exchange for 100% of the partnership interests in FSC II. Concurrent with the sale of these assets to FSC II, the Company received cash consideration of $47.6 million from an affiliated third-party purchaser in exchange for 100% of the partnership interests of FSC II. These assets were sold to FSC II at their June 30, 2016 fair market values, resulting in a net realized gain of $0.1 million. The proceeds from the redemption of partnership interests in FSC II are included in gross repayments and sales of investments received for the period. The Company’s Board pre-approved this transaction pursuant to Section 57(f) of the 1940 Act.

The Company collected and will periodically collect principal and interest payments related to certain of the securities purchased by FSC II. Such principal and interest payments will be remitted timely to FSC II based on its proportionate share of the security. FSC II does not have any recourse to the Company related to the non-payment of principal or interest by the underlying issuers of the securities.

The Written Call Option granted FSC II the right to purchase up to 31.25% of the Company’s equity investment in Eastport Holdings, LLC. The Written Call Option has a strike price of $1.5 million and a termination date of August 31, 2018. The fair value of the Written Call Option, which has been treated as a derivative liability and is recorded in the financial statement line item Written Call Option at fair value in our consolidated statements of assets and liabilities, was approximately $2.7 million as of December 31, 2016. For purposes of determining the fair value of the Written Call Option, the Company calculated the difference in the fair value of the underlying equity investment in Eastport Holdings, LLC and the strike price of the Written Call Option, or intrinsic value. The time value of the Written Call Option as of December 31, 2016 was determined to be insignificant. The Written Call Option is classified as a Level 3 financial instrument. The Written Call Option was the only option contract granted by the Company during the year ended December 31, 2016, and the Written Call Option remained outstanding as of December 31, 2016.

During the year ended December 31, 2016, the Company funded $2.8 million of previously committed capital to existing portfolio companies. During the year ended December 31, 2016, the Company funded $118.0 million of investments in portfolio companies for which it was not previously committed to fund. During the year ended December 31, 2015, the Company funded $52.4 million of previously committed capital to existing portfolio companies. During the year ended December 31, 2015, the Company funded $208.2 million of investments in portfolio companies for which it was not previously committed to fund. During the year ended December 31, 2014, the Company funded $1.5 million of previously committed capital to existing portfolio companies. During the year ended December 31, 2014, the Company funded $214.8 million of investments in portfolio companies for which it was not previously committed to fund. In addition to investing directly in portfolio companies, the Company may assist portfolio companies in securing financing from other sources by introducing portfolio companies to sponsors or by leading a syndicate of investors to provide the portfolio companies with financing. During the year ended December 31, 2016, the Company did not lead any syndicates and did not assist any portfolio companies in obtaining indirect financing. During the year ended December 31, 2015, the Company assisted one company in securing financing from other sources as part of a loan syndication. During the year ended December 31, 2014, the Company assisted one portfolio company in securing financing from other sources.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 4. Investments and Fair Value Measurements  – (continued)

The composition of our investments as of December 31, 2016, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$244,647	47.6%	$226,578	41.8%
Second Lien Debt	74,559	14.5	71,483	13.2
Subordinated Debt	148,849	29.0	150,232	27.8
Equity and Warrants	45,721	8.9	93,346	17.2
Total	$513,776	100.0%	$541,639	100.0%

The composition of our investments as of December 31, 2015, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total portfolio
First Lien Debt	$207,957	36.5%	$199,843	33.8%
Second Lien Debt	82,435	14.5	80,610	13.6
Subordinated Debt	205,480	36.0	194,485	32.8
Equity and Warrants	54,315	9.5	99,651	16.8
Capitala Senior Liquid Loan Fund I, LLC	20,000	3.5	17,867	3.0
Total	$570,187	100.0%	$592,456	100.0%

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 4. Investments and Fair Value Measurements  – (continued)

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

The following table presents fair value measurements of investments, by major class, as of December 31, 2016 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$226,578	$226,578
Second Lien Debt	—	—	71,483	71,483
Subordinated Debt	—	—	150,232	150,232
Equity and Warrants	—	—	93,346	93,346
Total	$—	$—	$541,639	$541,639

The following table presents fair value measurements of the Written Call Option as of December 31, 2016 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Written Call Option	$—	$—	$(2,736)	$(2,736)
Total	$—	$—	$(2,736)	$(2,736)

The following table presents fair value measurements of investments, by major class, as of December 31, 2015 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$199,843	$199,843
Second Lien Debt	—	—	80,610	80,610
Subordinated Debt	—	—	194,485	194,485
Equity and Warrants	1,171	—	98,480	99,651
Total	$1,171	$—	$573,418	$574,589

(1)	Excludes our $17.9 million investment in CSLLF, measured at NAV.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 4. Investments and Fair Value Measurements  – (continued)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2016 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Warrants	Total
Balance as of January 1, 2016	$199,843	$80,610	$194,485	$98,480	$573,418
Repayments/sales	(35,823)	(12,750)	(71,527)	(22,410)	(142,510)
Purchases	72,702	4,850	37,406	5,886	120,844
Payment in-kind interest and dividends accrued	4,471	—	596	1,233	6,300
Accretion of original issue discount	364	191	2,219	1	2,775
Realized gain (loss) from investments	(5,024)	(168)	(25,325)	7,078	(23,439)
Net unrealized appreciation (depreciation) on investments	(9,955)	(1,250)	12,378	3,078	4,251
Balance as of December 31, 2016	$226,578	$71,483	$150,232	$93,346	$541,639

The following table provides a reconciliation of the beginning and ending balances for the Written Call Option that use Level 3 inputs for the year ended December 31, 2016 (dollars in thousands):

Written Call Option
Balance as of January 1, 2016	$—
Net unrealized depreciation on Written Call Option	(2,716)
Proceeds from Written Call Option	(20)
Balance as of December 31, 2016	$(2,736)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2015 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Warrants	Total(1)
Balance as of January 1, 2015	$134,214	$78,678	$155,722	$100,803	$469,417
Repayments/sales	(38,694)	(13,000)	(46,250)	(31,785)	(129,729)
Purchases	111,195	15,811	103,043	10,591	240,640
Payment in-kind interest and dividends accrued	2,820	—	1,374	890	5,084
Accretion of original issue discount	351	221	12	1	585
Realized gain (loss) from investments	(3,990)	—	(15,321)	13,784	(5,527)
Net unrealized appreciation (depreciation) on investments	(6,053)	(1,100)	(4,095)	4,196	(7,052)
Balance as of December 31, 2015	$199,843	$80,610	$194,485	$98,480	$573,418

(1)	Excludes our $17.9 million investment in CSLLF, measured at NAV.

The net change in unrealized appreciation (depreciation) on investments held as of December 31, 2016 and 2015 was $3.9 million and $(5.0) million, respectively, and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 4. Investments and Fair Value Measurements  – (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and (liabilities) as of December 31, 2016 were as follows:

	Fair Value (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
First lien debt	$173.3	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	9.5% – 18.0% (14.2%) 2.0x – 6.4x (4.1x) $1.8 million – $166.0 million ($24.1 million)
First lien debt	$53.3	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	4.5x – 9.0x (6.3x) $2.5 million – $34.3 million ($13.1 million) 0.3x – 0.3x (0.3x) $88.1 million – $88.1 million ($88.1 million)
Second lien debt	$71.5	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	10.0% – 17.3% (13.3%) 0.0x – 7.5x (5.0x) $8.1 million – $166.0 million ($76.5 million)
Subordinated debt	$114.6	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	11.5% – 20.0% (13.6%) 1.5x – 6.7x (4.1x) $2.0 million – $63.7 million ($21.4 million)
Subordinated debt	$35.6	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple Adjusted EBITDA	5.0x – 8.7x (6.3x) $1.8 million – $27.6 million ($15.7 million)
Equity and warrants	$93.3	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA	4.5x – 12.2x (7.6x) $1.8 million – $63.7 million ($17.5 million)
Written Call Option	$(2.7)	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA	6.25x – 6.25x (6.25x) $27.6 million – $27.6 million ($27.6 million)

(1)	$2.5 million in subordinated debt and $2.6 million in first lien debt were valued using the asset approach.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 4. Investments and Fair Value Measurements  – (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2015 were as follows:

	Fair Value(2) (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
First lien debt	$185.5	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	8.0% – 60.0% (13.3%) 1.0x – 6.2x (3.7x) $2.0 million – $162.1 million ($27.7 million)
First lien debt	$14.3	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	4.5x – 4.5x (4.5x) $13.5 million – $13.5 million ($13.5 million) 3.5x – 3.5x (3.5x) $22.8 million – $22.8 million ($22.8 million)
Second lien debt	$80.6	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	9.3% – 15.3% (11.7%) 0.9x – 5.4x (4.2x) $12.8 million – $221.8 million ($98.0 million)
Subordinated debt	$162.1	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	11.0% – 15.0% (12.6%) 0.6x – 5.2x (3.0x) $2.4 million – $69.8 million ($21.2 million)
Subordinated debt	$32.4	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	6.0x – 7.5x (7.5x) $2.1 million – $5.4 million ($5.3 million) 3.5x – 3.5x (3.5x) $22.8 million – $22.8 million ($22.8 million)
Equity and warrants	$6.3	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	12.0% – 12.0% (12.0%) 2.0x – 2.0x (2.0x) $344.5 million – $344.5 million ($344.5 million)
Equity and warrants	$92.2	Enterprise Value Waterfall	Revenue Multiple Revenue Adjusted EBITDA Multiple Adjusted EBITDA	3.5x – 3.5x (3.5x) $22.8 million – $22.8 million ($22.8 million) 4.5x – 11.0x (7.3x) $2.0 million – $69.8 million ($18.6 million)

(1)	$9.3 million in subordinated debt and $3.2 million in first lien debt were valued using the asset approach.
(2)	Excludes our $17.9 million investment in CSLLF, measured at NAV.

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

Capitala Senior Liquid Loan Fund I, LLC

On March 24, 2015, Capitala and Trinity Universal Insurance Company (“Trinity”), a subsidiary of Kemper Corporation (“Kemper”), entered into a limited liability company agreement to co-manage CSLLF. The purpose and design of the joint venture was to invest primarily in broadly syndicated senior secured loans to larger middle-market companies, which were purchased on the secondary market. Capitala and Trinity have committed to provide $25.0 million of equity to CSLLF, with Capitala providing $20.0 million and Trinity providing $5.0 million, resulting in an 80%/20% economic ownership between the two parties. The board of directors and investment committee of CSLLF were split 50/50 between Trinity and Capitala, resulting in

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 4. Investments and Fair Value Measurements  – (continued)

equal voting power between the two entities. In September 2016, the Company and Trinity elected to wind-down operations of CSLLF. During the fourth quarter of 2016, CSLLF sold all referenced assets underlying the total return swap (“TRS”) and declared final distributions, inclusive of dividends and return of capital, in December 2016.

For the years ended December 31, 2016 and December 31, 2015, the Company received $1.8 million and $0.9 million, respectively, in dividend income from our equity interest in CSLLF. For the year ended December 31, 2016, CSLLF declared a return of capital distribution to the Company in the amount of $20.0 million, which included $19.9 million in cash received in December 2016 and $0.1 million to be paid in the first quarter of 2017.

On March 27, 2015, CSLLF entered into a TRS with Bank of America, N.A. (“Bank of America”) that was indexed to a basket of senior secured loans purchased by CSLLF. CSLLF obtained the economic benefit of the loans underlying the TRS, including the net interest spread between the interest income generated by the underlying loans and the interest expense type payment under the TRS, the realized gain (loss) on liquidated loans, and the unrealized appreciation (depreciation) on the underlying loans.

The terms of the TRS were governed by an ISDA 2002 Master Agreement, the Schedule thereto and Credit Support Annex to such Schedule, and the confirmation exchanged thereunder, between CSLLF and Bank of America, which collectively established the TRS, and are collectively referred to herein as the “TRS Agreement.” Pursuant to the terms of the TRS Agreement, CSLLF selected a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $100,000,000, which is also referred to as the maximum notional amount of the TRS. Each individual loan, and the portfolio of loans taken as a whole, had to meet criteria described in the TRS Agreement. CSLLF received from Bank of America a periodic payment on set dates that is based upon any coupons, both earned and accrued, generated by the loans underlying the TRS, subject to limitations described in the TRS Agreement as well as any fees associated with the loans included in the portfolio. CSLLF paid to Bank of America interest at a rate equal to LIBOR plus 1.25% per annum; the LIBOR option paid by CSLLF is determined on an asset by asset basis such that the tenor of the LIBOR option (1 month, 3 month, etc.) matched the tenor of the underlying reference asset. In addition, upon the termination of any loan subject to the TRS or any repayment of the underlying reference asset, CSLLF either received from Bank of America, the appreciation in the value of such loan, or paid to Bank of America any depreciation in the value of such loan.

CSLLF was required to pay an unused facility fee of 1.25% on any amount of unused facility under the minimum facility amount of $70,000,000 as outlined in the TRS Agreement. Such unused facility fees were not applied during the first 4 months and last 60 days of the term of the TRS. CSLLF also agreed to pay Bank of America customary fees and expenses in connection with the establishment and maintenance of the TRS.

CSLLF was required to initially cash collateralize a specified percentage of each loan (generally 20% to 35% of the market value of senior secured loans) included under the TRS in accordance with margin requirements described in the TRS Agreement. As of December 31, 2016 and December 31, 2015, CSLLF has posted $0.0 million and $19.1 million, respectively, in collateral to Bank of America in relation to the TRS, which is recorded on CSLLF’s statements of assets and liabilities as cash held as collateral on total return swap. CSLLF may be required to post additional collateral as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The $0.0 million and $19.1 million, respectively, in cash collateral represents CSLLF’s maximum credit exposure as of December 31, 2016 and December 31, 2015.

In connection with the TRS, CSLLF has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions governed by an ISDA 2002 Master Agreement. As of December 31, 2016 and December 31, 2015, CSLLF is in compliance with regards to any covenants or requirements of the TRS.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 4. Investments and Fair Value Measurements  – (continued)

CSLLF’s receivable due on total return swap represents realized amounts from payments on underlying loans in the total return swap portfolio. At December 31, 2016 and December 31, 2015, the receivable due on total return swap was $0.1 million and $0.5 million, respectively, and is recorded on CSLLF’s statements of assets and liabilities below. CSLLF does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the statements of assets and liabilities as of December 31, 2016 and December 31, 2015.

Transactions in TRS contracts during the year ended December 31, 2016 resulted in $2.3 million in realized gains and $2.8 million in unrealized appreciation which is recorded on CSLLF’s statements of operations below. Transactions in TRS contracts during the year ended December 31, 2015 resulted in $1.4 million in realized gains and $(2.8) million in unrealized depreciation which is recorded on CSLLF’s statements of operations below.

CSLLF only held one derivative position and the derivative held was subject to a netting arrangement as of December 31, 2015. There were no derivative positions held as of December 31, 2016. The following table represents CSLLF’s gross and net amounts after offset under Master Agreements (“MA”) of the derivative assets and liabilities presented by the derivative type, net of the related collateral pledged by the CSLLF as of December 31, 2015 (dollars in thousands):

	Gross Derivative Assets/(Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Consolidated Statements of Assets and Liabilities	Cash Collateral Received	Net Amount of Derivative Assets/ (Liabilities)
December 31, 2015
Total Return Swap(1)	$(2,828)	$—	$(2,828)	$—	$(2,828)

(1)	Cash was posted for initial margin requirements for the total return swap as of December 31, 2015 and is reported on CSLLF’s statements of assets and liabilities as cash collateral on total return swap.

The following represents the volume of the CSLLF’s derivative transactions during the years ended December 31, 2016 and December 31, 2015 (dollars in thousands):

	For the year ended December 31, 2016	For the year ended December 31, 2015(1)
Average notional par amount of contract	$56,681	$61,306

(1)	Average calculated from period of TRS inception, March 27, 2015 to December 31, 2015.

Below is a summary of CSLLF’s portfolio of TRS reference assets as of December 31, 2015 (dollars in thousands):

As of December 31, 2015
Senior secured loans(1)	$81,201
Weighted average current interest rate on senior secured loans	5.2%
Number of borrowers in CSLLF	45
Largest portfolio company investment(1)	$2,985
Total of five largest portfolio company investments(1)	$13,424

(1)	Based on principal amount outstanding at period end.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 4. Investments and Fair Value Measurements  – (continued)

The following is a summary of the TRS reference assets as of December 31, 2015 (dollars in thousands):

Portfolio Company(4)	Business Description	Maturity Date	Current Interest Rate(2)(6)	Principal	Cost	Fair Value(1)	Unrealized Appreciation/ (Depreciation)
21st Century Oncology, Inc.	Healthcare, Education and Childcare	April, 2022	6.5% (3 Month LIBOR + 5.5%, 1% floor)	$1,990	$1,970	$1,662	$(308)
ABG Intermediate Holdings 2, LLC(5)	Textiles and Leather	May, 2021	5.5% (3 Month LIBOR + 4.5%, 1% floor)	1,733	1,715	1,698	(17)
American Rock Salt Company, LLC	Mining, Steel, Iron and Non Precious Metals	May, 2021	4.75% (3 Month LIBOR + 3.75%, 1% floor)	1,985	1,985	1,892	(93)
Anchor Glass Container Corp	Containers, Packaging and Glass	July, 2022	4.5% (3 Month LIBOR + 3.5%, 1% floor)	482	479	479	—
Ardent Legacy Acquisitions, Inc.	Healthcare, Education and Childcare	August, 2021	6.5% (3 Month LIBOR + 5.5%, 1% floor)	1,995	1,975	1,975	—
Aspen Dental Management, Inc.	Healthcare, Education and Childcare	April, 2022	5.5% (3 Month LIBOR + 4.5%, 1% floor)	1,493	1,485	1,487	2
Asurion, LLC	Insurance	August, 2022	5.0% (3 Month LIBOR + 4.0%, 1% floor)	2,239	2,228	2,043	(185)
Bass Pro Group, LLC	Retail Stores	June, 2020	4.0% (3 Month LIBOR + 3.25%, .75% floor)	992	989	951	(38)
Belk, Inc.	Retail Stores	December, 2022	5.75% (1 Month LIBOR + 4.75%, 1% floor)	2,000	1,780	1,758	(22)
Bioplan USA, Inc.	Diversified/Conglomerate Service	September, 2021	5.75% (1 Month LIBOR + 4.75%, 1% floor)	992	843	831	(12)
Blue Coat Systems, Inc.	Electronics	May, 2022	4.5% (2 Month LIBOR + 3.5%, 1% floor)	2,000	2,000	1,928	(72)
Brock Holdings III, Inc.	Buildings and Real Estate	March, 2017	6.0% (3 Month LIBOR + 4.5%, 1.5% floor)	1,488	1,480	1,383	(97)
CDS U.S. Intermediate Holdings, Inc.	Leisure, Amusement, Entertainment	July, 2022	5.0% (3 Month LIBOR + 4.0%, 1% floor)	997	995	940	(55)
Chelsea Petroleum Products I LLC	Oil & Gas	October, 2022	5.25% (1 Month LIBOR + 4.25%, 1% floor)	500	498	485	(13)
Communications Sales & Leasing, Inc.	Finance	October, 2022	5.0% (1 Month LIBOR + 4.0%, 1% floor)	1,990	1,950	1,838	(112)
Concordia Healthcare Corp	Healthcare, Education and Childcare	October, 2021	5.25% (3 Month LIBOR + 4.25%, 1% floor)	1,000	945	958	13
Convatec Healthcare E S.A.	Healthcare, Education and Childcare	June, 2020	4.25% (6 Month LIBOR + 3.25%, 1% floor)	1,990	1,988	1,951	(37)
Emerging Markets Communications, LLC	Telecommunications	July, 2021	6.75% (3 Month LIBOR + 5.75%, 1% floor)	2,487	2,450	2,332	(118)
Eresearch Technology, Inc.	Healthcare, Education and Childcare	May, 2022	6.0% (3 Month LIBOR + 5.0%, 1% floor)	2,487	2,475	2,434	(41)
Genoa Healthcare Group, LLC	Healthcare, Education and Childcare	May, 2022	4.5% (3 Month LIBOR + 3.5%, 1% floor)	1,990	1,980	1,930	(50)
Hostess Brands, Inc.	Beverage, Food and Tobacco	August, 2022	4.5% (3 Month LIBOR + 3.5%, 1% floor)	1,995	1,990	1,983	(7)
IMG Worldwide, Inc.	Leisure, Amusement, Entertainment	May, 2021	5.25% (3 Month LIBOR + 4.25%, 1% floor)	1,990	1,995	1,953	(42)
Infiltrator Systems, Inc.	Containers, Packaging and Glass	May, 2022	5.25% (3 Month LIBOR + 4.25%, 1% floor)	995	990	988	(2)
Informatica Corporation	Electronics	August, 2022	4.5% (3 Month LIBOR + 3.5%, 1% floor)	2,494	2,489	2,394	(95)
Integra Telecom, Inc.	Telecommunications	August, 2020	5.25% (3 Month LIBOR + 4.25%, 1% floor)	2,977	2,963	2,873	(90)
JILL Holdings, LLC	Retail Stores	May, 2022	6.0% (3 Month LIBOR + 5.0%, 1% floor)	1,995	1,985	1,905	(80)
LPL Holdings, Inc	Finance	November, 2022	4.75% (2 Month LIBOR + 4.0%, .75% floor)	1,500	1,485	1,466	(19)
LS Deco, LLC	Buildings and Real Estate	May, 2022	5.5% (3 Month LIBOR + 4.5%, 1% floor)	1,375	1,361	1,334	(27)

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 4. Investments and Fair Value Measurements  – (continued)

Portfolio Company(4)	Business Description	Maturity Date	Current Interest Rate(2)(6)	Principal	Cost	Fair Value(1)	Unrealized Appreciation/ (Depreciation)
LTF Merger Sub, Inc.	Leisure, Amusement, Entertainment	June, 2022	4.25% (3 Month LIBOR + 3.25%, 1% floor)	$1,493	$1,488	$1,452	$(36)
Mitel Networks Corp	Telecommunications	April, 2022	5.5% (3 Month LIBOR + 4.5%, 1% floor)	2,985	2,955	2,951	(4)
Mohegan Tribal Gaming Authority	Leisure, Amusement, Entertainment	November, 2019	5.5% (3 Month LIBOR + 4.5%, 1% floor)	1,929	1,927	1,881	(46)
Navios Maritime Midstream Partners, LP	Cargo Transport	June, 2020	5.5% (3 Month LIBOR + 4.5%, 1% floor)	1,990	1,970	1,964	(6)
Novelis, Inc.	Mining, Steel, Iron and Non Precious Metals	June, 2022	4.0% (3 Month LIBOR + 3.25%, .75% floor)	2,488	2,475	2,369	(106)
Penn Products Terminals, LLC	Cargo Transport	April, 2022	4.75% (3 Month LIBOR + 3.75%, 1% floor)	744	741	696	(45)
Pharmaceutical Product Development Inc.	Healthcare, Education and Childcare	August, 2022	4.25% (3 Month LIBOR + 3.25%, 1% floor)	1,990	1,980	1,930	(50)
Securus Technologies, Inc.	Telecommunications	April, 2020	5.25% (3 Month LIBOR + 4.25%, 1% floor)	2,000	1,980	1,425	(555)
Skillsoft Corporation	Electronics	April, 2021	5.75% (6 Month LIBOR + 4.75%, 1% floor)	1,990	1,970	1,672	(298)
Sterigenics-Nordion Holdings, LLC	Healthcare, Education and Childcare	May, 2022	4.25% (3 Month LIBOR + 3.25%, 1% floor)	1,995	1,990	1,935	(55)
STG-Fairway Acquisitions, Inc	Diversified/Conglomerate Service	June, 2022	6.25% (3 Month LIBOR + 5.25%, 1% floor)	2,486	2,449	2,430	(19)
Tekni-Plex Incorporated	Containers, Packaging and Glass	June, 2022	4.5% (3 Month LIBOR + 3.5%, 1% floor)	2,487	2,475	2,475	—
Touchtunes Music Corp	Electronics	May, 2022	5.75% (3 Month LIBOR + 4.75%, 1% floor)	1,493	1,485	1,448	(37)
TWCC Holding Corp	Broadcasting & Entertainment	February, 2020	5.75% (1 Month LIBOR + 5.0%, .75% floor)	1,985	1,965	1,983	18
US Renal Care, Inc.(3)	Healthcare, Education and Childcare	November, 2022	5.25% (3 Month LIBOR + 4.25%, 1% floor)	2,000	1,980	1,980	—
USAGM Holdco LLC	Diversified/Conglomerate Service	July, 2022	4.75% (2 Month LIBOR + 3.75%, 1% floor)	2,000	1,980	1,903	(77)
Zep, Inc.	Non Durable Consumer Products	June, 2022	5.5% (3 Month LIBOR + 4.5%, 1% floor)	995	990	989	(1)
				$81,201	$80,268	$77,334	$(2,934)
Total accrued interest, net of expenses							$106
Total unrealized depreciation on TRS							$(2,828)

(1)	Represents the fair value determined in accordance with ASC Topic 820. The determination of fair value is outside the scope of the Board’s valuation process described herein.
(2)	All interest is payable in cash.
(3)	The referenced asset is unsettled as of December 31, 2015.
(4)	All referenced assets are senior secured loans.
(5)	The referenced asset has an unfunded commitment of $0.3 million.
(6)	The interest rate disclosed reflects the interest rate as of the last day of the period. The borrower has the election to change the tenor of LIBOR utilized at each maturity; as such, the tenor reflected herein may change in future periods.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 4. Investments and Fair Value Measurements  – (continued)

Below is certain summarized financial information for CSLLF as of December 31, 2016 and December 31, 2015 and for the years ended December 31, 2016 and December 31, 2015 (dollars in thousands):

Selected Statements of Assets and Liabilities:

	As of December 31, 2016	As of December 31, 2015
ASSETS
Cash held as collateral on Total Return Swap	$—	$19,145
Non-collateral cash and cash equivalents	—	5,586
Receivable due on Total Return Swap	82	452
Total assets	$82	$25,183
LIABILITIES
Unrealized depreciation on Total Return Swap	$—	$2,828
Accrued expenses	—	21
Distribution payable	82	—
Total liabilities	$82	$2,849
NET ASSETS
Paid in capital	$—	$25,000
Undistributed realized income from operations	—	162
Unrealized depreciation on Total Return Swap	—	(2,828)
Total net assets	$—	$22,334
Total liabilities and net assets	$82	$25,183

Selected Statements of Operations Information:

	For the Year Ended December 31, 2016	For the period from March 27, 2015 to December 31, 2015
Administrative and legal expenses	$(193)	$(104)
Net operating loss	$(193)	$(104)
Net realized gain on Total Return Swap	$2,306	$1,366
Net change in unrealized appreciation (depreciation) on Total Return Swap	2,828	(2,828)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$4,941	$(1,566)

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 5. Fair Value of Financial Instruments

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2016, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
SBA debentures	$170,700	$175,581	$—	$—	$175,581
Notes	113,438	115,888	115,888	—	—
Credit Facility	44,000	43,927	—	—	43,927
Total	$328,138	$335,396	$115,888	$—	$219,508

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2015, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
SBA debentures	$184,200	$184,951	$—	$—	$184,951
Notes	113,438	113,211	113,211	—	—
Credit Facility	70,000	69,932	—		69,932
Total	$367,638	$368,094	$113,211	$—	$254,883

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 6. Transactions With Affiliated Companies

During the year ended December 31, 2016, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows:

Portfolio Company(4)	Type of Investment	Amount of Interest Fees or Dividends Credited to Income(1)	December 31, 2015 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain (Loss)	December 31, 2016 Fair Value
Control investments:
Best In Class	Class A Preferred Units	$—	$—	$—	$(145)	$145	$—
		—	—	—	(145)	145	—
CableOrganizer Acquisition, LLC	First Lien Debt (12% Cash, 4% PIK, Due 5/24/18)	1,402	11,025	857	—	—	11,882
CableOrganizer Acquisition, LLC	Common Stock (19.7% fully diluted ownership)	—	9	269	(78)	—	200
CableOrganizer Acquisition, LLC	Common Stock Warrants (10% fully diluted ownership)	—	4	97	—	—	101
		1,402	11,038	1,223	(78)	—	12,183
Capitala Senior Liquid Loan Fund I, LLC	Common Stock (80% ownership)	1,814	17,867	2,133	(20,000)	—	—
		1,814	17,867	2,133	(20,000)	—	—
Eastport Holdings, LLC	Subordinated Debt (13.9% Cash (3 month LIBOR + 13%, 0.5% Floor), Due 4/29/20)	5,901	—	24,000	(7,500)	—	16,500
Eastport Holdings, LLC	Membership Units (30.1% fully diluted)	—	—	13,395	—	—	13,395
		5,901	—	37,395	(7,500)	—	29,895
Micro Precision, LLC	Subordinated Debt (10% Cash, Due 9/15/18)	186	1,862	—	—	—	1,862
Micro Precision, LLC	Subordinated Debt (14% Cash, 4% PIK, Due 9/15/18)	555	3,830	159	—	—	3,989
Micro Precision, LLC	Series A Preferred Units (47 units)	—	1,629	894	—	—	2,523
		741	7,321	1,053	—	—	8,374
Navis Holdings, Inc.	First Lien Debt (15% Cash, Due 10/30/20)	992	6,500	—	—	—	6,500
Navis Holdings, Inc.(5)	Class A Preferred Stock (1,000 shares, 10% Cash Dividend)	100	1,000	—	—	—	1,000
Navis Holdings, Inc.	Common Stock (300,000 shares)	500	5,354	280	—	—	5,634
		1,592	12,854	280	—	—	13,134
On-Site Fuel Services, Inc.	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/17)	—	4,425	5,878	—	—	10,303
On-Site Fuel Services, Inc.	Series A Preferred Stock (32,782 shares)	—	—	—	—	—	—
On-Site Fuel Services, Inc.	Series B Preferred Stock (23,648 shares)	—	—	—	—	—	—
On-Site Fuel Services, Inc.	Common Stock (33,107 shares)	—	—	—	—		—
		—	4,425	5,878	—	—	10,303
Print Direction, Inc.	First Lien Debt (10% Cash, 2% PIK, Due 2/24/19)	1,682	15,780	1,536	(4,555)	—	12,761
Print Direction, Inc.	Common Stock (18,543 shares)	—	1,253	—	(1,253)	—	—
Print Direction, Inc.	Common Stock Warrants (820 shares)	—	55	—	(55)	—	—
		1,682	17,088	1,536	(5,863)	—	12,761
Total Control investments		$13,132	$70,593	$49,498	$(33,586)	$145	$86,650

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 6. Transactions With Affiliated Companies  – (continued)

Portfolio Company(4)	Type of Investment	Amount of Interest Fees or Dividends Credited to Income(1)	December 31, 2015 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain (Loss)	December 31, 2016 Fair Value
Affiliate investments:
Burgaflex Holdings, LLC	Subordinated Debt (14% Cash, Due 8/9/19)	$521	$3,000	$—	$—	$—	$3,000
Burgaflex Holdings, LLC	Subordinated Debt (12% Cash, Due 8/9/19)	845	5,828	—	—	—	5,828
Burgaflex Holdings, LLC	Common Stock (1,253,198 shares)	—	3,080	—	(1,832)	—	1,248
		1,366	11,908	—	(1,832)	—	10,076
Chef’n Corporation	Common Stock	—	—	—	(93)	93	—
		—	—	—	(93)	93	—
City Gear, LLC	Subordinated Debt (13% Cash, Due 9/28/17)	1,088	8,231	—	—	—	8,231
City Gear, LLC(5)	Preferred Membership Units (2.78% fully diluted, 9% Cash Dividend)	823	1,269	—	—	—	1,269
City Gear, LLC	Membership Unit Warrants (11.38% fully diluted)	—	9,182	554	—	—	9,736
		1,911	18,682	554	—	—	19,236
Corporate Visions, Inc.	Common Stock	—	—	—	(718)	718	—
		—	—	—	(718)	718	—
GA Communications, Inc.(5)	Series A-1 Preferred Stock (1,998 shares, 8% PIK Dividend)	—	2,764	235	(135)	—	2,864
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)	—	1,162	—	(116)	—	1,046
		—	3,926	235	(251)	—	3,910
J&J Produce Holdings, Inc.	Subordinated Debt (13% Cash, Due 7/16/18)	774	5,182	1,000	—	—	6,182
J&J Produce Holdings, Inc.	Common Stock (8,182 shares)	—	—	—	—	—	—
J&J Produce Holdings, Inc.	Common Stock Warrants (6,369 shares)	—	—	—	—	—	—
		774	5,182	1,000	—	—	6,182
LJS Partners, LLC	Common Stock (1,500,000 shares)	—	3,342	5,155	—	—	8,497
		—	3,342	5,155	—	—	8,497
MJC Holdings, LLC	Series A Preferred Units (2,000,000 units)	—	4,696	315	—	—	5,011
		—	4,696	315	—	—	5,011
MMI Holdings, LLC	First Lien Debt (12% Cash, Due 1/31/18)	316	2,600	—	—	—	2,600
MMI Holdings, LLC	Subordinated Debt (6% Cash, Due 1/31/18)	24	400	—	—	—	400
MMI Holdings, LLC(5)	Preferred Units (1,000 units, 6% PIK dividend)	—	1,350	83	—	—	1,433
MMI Holdings, LLC	Common Membership Units (45 units)	—	319	—	(91)	—	228
		340	4,669	83	(91)	—	4,661
MTI Holdings, LLC	Subordinated Debt (12% Cash, Due 11/1/18)	581	8,000	—	(8,000)	—	—
MTI Holdings, LLC	Membership Units (2,000,000 units)	—	13,917	—	(22,107)	8,727	537
		581	21,917	—	(30,107)	8,727	537
Source Capital SSCR, LLC	Subordinated Debt				(245)	245
		—	—	—	(245)	245	—
Source Capital ABUTEC, LLC	First Lien Debt (12% Cash, 3% PIK, Due 12/28/17)	—	2,247	3,157	—	(5,404)	—

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 6. Transactions With Affiliated Companies  – (continued)

Portfolio Company(4)	Type of Investment	Amount of Interest Fees or Dividends Credited to Income(1)	December 31, 2015 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain (Loss)	December 31, 2016 Fair Value
Source Capital ABUTEC, LLC	Preferred Membership Units (10.5% fully diluted)	$—	$—	$1,240	$—	$(1,240)	$—
		—	2,247	4,397	—	(6,644)	—
Source Capital Penray, LLC	Subordinated Debt (13% Cash, Due 4/8/19)	337	2,500	—	(1,075)	—	1,425
Source Capital Penray, LLC	Membership Units (11.3% ownership)	—	865	—	(60)	—	805
Source Capital Penray, LLC	Common Stock Warrants (6.65% ownership)	—	616	—	(1,191)	575	—
		337	3,981	—	(2,326)	575	2,230
Source Recycling, LLC	Subordinated Debt (13% Cash, Due 9/2/16)	—	3,106	1,894	(2,500)	(2,500)	—
Source Recycling, LLC	Membership Units (68,656 units)	—	—	—	—	—	—
Source Recycling, LLC	Membership Unit Warrants (1% fully diluted)	—	—	—	—	—	—
		—	3,106	1,894	(2,500)	(2,500)	—
STX Healthcare Management Services, Inc.	Subordinated Debt (12.5% Cash, Due 7/31/18)	529	6,398	27	(6,425)	—	—
STX Healthcare Management Services, Inc.	Common Stock (1,200,000 shares)	—	1,047	262	(1,445)	245	109
STX Healthcare Management Services, Inc.	Common Stock Warrants (1,154,254 shares)	—	1,007	—	(2,179)	1,172	—
		529	8,452	289	(10,049)	1,417	109
TCE Holdings, Inc.	Subordinated Debt (12% Cash, 2% PIK, Due 2/1/19)	—	8,368	5,281	—	(13,649)	—
TCE Holdings, Inc.	Subordinated Debt (12% Cash, 2% PIK, Due 2/1/19)	—	6,668	4,209	—	(10,877)	—
TCE Holdings, Inc.	Class A Common Stock (3,600 shares)	—	—	3,734	—	(3,734)	—
		—	15,036	13,224	—	(28,260)	—
V12 Holdings	First Lien Debt (15% PIK, Due 11/26/16)	—	1,047	68	(1,115)	—	—
V12 Holdings	Subordinated Debt (0% Cash, Due 11/26/16)	—	663	—	(663)	—	—
V12 Holdings	Subordinated Debt (0% Cash, Due 11/26/16)	—	81	—	(81)	—	—
V12 Holdings	Subordinated Debt (0% Cash, Due 11/26/16)	—	3,563	—	(2,925)	377	1,015
V12 Holdings	Subordinated Debt (0% Cash, Due 11/26/16)	—	299	—	(299)	—	—
V12 Holdings	Subordinated Debt (0% Cash, Due 11/26/16)	—	2,750	—	(3,830)	1,080	—
V12 Holdings	Subordinated Debt (0% Cash, Due 11/26/16)	—	243	—	(243)	—	—
V12 Holdings	Series A-1 Preferred Stock (255,102 shares)	—	178	—	(178)	—	—
V12 Holdings	Series A-3 Preferred Stock (88,194 shares)	—	55	—	(55)	—	—
V12 Holdings	Series A-5 Preferred Stock (20,530 shares)	—	1,327	—	(1,327)	—	—
V12 Holdings	Common Stock Warrants (2,063,629 warrants)	—	—	—	—	—	—
		—	10,206	68	(10,716)	1,457	1,015
Total Affiliate Investments		$5,838	$117,350	$27,214	$(57,872)	$(24,172)	$61,464

(1)	Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively.
(2)	Gross additions include increases in the cost basis of investments resulting from new portfolio investment, follow-on investments and accrued PIK interest. Gross Additions also include net increases in unrealized appreciation.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 6. Transactions With Affiliated Companies  – (continued)

(3)	Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments, sales and net unrealized depreciation.
(4)	All debt investments are income producing. Equity and warrant investments are non-income producing, unless otherwise noted.
(5)	The equity investment is income producing, based on rate disclosed.

Note 7. Agreements

On September 24, 2013, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with our Investment Advisor, which was initially approved by the Board on June 10, 2013. Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect if approved annually by the Board or by a majority of our outstanding voting securities, including, in either case, by a majority of our non-interested directors. The Investment Advisory Agreement was most recently re-approved by the Board, including by a majority of our non-interested directors, at an in-person meeting, on August 4, 2016. Subject to the overall supervision of the Board, the Investment Advisor manages our day-to-day operations, and provides investment advisory and management services to us. Under the terms of the Investment Advisory Agreement, the Investment Advisor:

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 7. Agreements  – (continued)

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

As announced on January 4, 2016, the Investment Advisor has voluntarily agreed to waive all or such portion of the quarterly incentive fees earned by the Investment Advisor that would otherwise cause the Company’s quarterly net investment income to be less than the distribution payments declared by the Board. Quarterly incentive fees are earned by the Investment Advisor pursuant to the Investment Advisory Agreement. Incentive fees subject to the waiver cannot exceed the amount of incentive fees earned during the period, as calculated on a quarterly basis. The Investment Advisor will not be entitled to recoup any amount of incentive fees that it waives. The waiver was effective in the fourth quarter of 2015 and will continue unless otherwise publicly disclosed by the Company.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 7. Agreements  – (continued)

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

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Advisor that would, when taken together with all other incentive fees paid to the Investment Advisor during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. As of December 31, 2016 and December 31, 2015, the Company had incentive fees payable to the Investment Advisor of $6.4 million and $1.7 million, respectively.

For the years ended December 31, 2016, 2015 and 2014, the Company incurred $10.6 million, $10.6 million and $9.3 million in base management fees, respectively. For the years ended December 31, 2016, 2015 and 2014, our Investment Advisor waived management fees of $0.0 million, $0.0 million and $0.2 million, respectively. The Company incurred $6.8 million, $6.0 million, and $2.8 million in incentive fees related to pre-incentive fee net investment income for the years ended December 31, 2016, 2015, and 2014, respectively. For the years ended December 31, 2016, 2015 and 2014, our Investment Advisor waived incentive fees of $1.7 million, $1.1 million and $0.0 million, respectively.

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

Payments under the Administration Agreement are equal to an amount based upon the allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the allocable portion of the compensation of the chief financial officer, chief compliance officer and the allocable portion of the compensation of their respective administrative support staff. Under the Administration Agreement, the Administrator will also provide on the Company’s behalf, managerial assistance to those portfolio companies that request such assistance. Unless terminated earlier in accordance with its terms, the Administration Agreement will remain in effect if approved annually by the Board. The Board most recently approved the renewal of the Administration Agreement on August 4, 2016. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without any incremental profit to our Administrator. Stockholder approval is not required to amend the Administration Agreement.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 7. Agreements  – (continued)

For the years ended December 31, 2016, 2015, and 2014, we paid the Administrator $1.1 million, $1.1 million, and $1.0 million, respectively, for our allocable portion of the Administrator’s overhead.

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

Note 8. Related Party Transactions

At December 31, 2016 and December 31, 2015, the Company had the following receivables from (payables to) related parties relating to certain management fees, incentive fees, reimbursable expenses, and other payments owed to related parties (dollars in thousands):

	December 31, 2016	December 31, 2015
CapitalSouth Corporation	$182	$252
CapitalSouth Partners Florida Sidecar Fund II, L.P.	(35)	—
Capitala Investment Advisors, LLC	(6,426)	(1,689)
Total	$(6,279)	$(1,437)

These amounts are reflected in the accompanying consolidated statements of assets and liabilities under the captions, “Due from related parties”, “Management and incentive fee payable” and “Due to related parties.”

On August 31, 2016, the Company sold assets to FSC II in exchange for 100% of the partnership interests in FSC II. Concurrent with the sale of these assets to FSC II, the Company received cash consideration of $47.6 million from an affiliated third-party purchaser in exchange for 100% of the partnership interests of FSC II. The Company’s Board pre-approved this transaction pursuant to Section 57(f) of the 1940 Act. Capitala Advisors Corp., the Company’s administrator, also serves as the administrator to FSC II. See Note 4 for a further description of this transaction.

Note 9. Borrowings

SBA Debentures

The Company, through its two wholly owned subsidiaries, uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of December 31, 2016, the Company has $170.7 million of SBA-guaranteed debentures outstanding. The Company has issued all SBA-guaranteed debentures that were permitted under each of the Legacy Funds’ respective SBIC licenses (as applicable), and there are no unused SBA debenture commitments remaining. SBA-guaranteed debentures are secured by a lien on all assets of Fund II and Fund III. As of December 31, 2016, Fund II and Fund III had total assets of approximately $349.4 million. On June 10, 2014, the Company received an exemptive order from the SEC exempting the Company, Fund II, and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. The Company intends to comply with the conditions of the order.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 9. Borrowings  – (continued)

For the years ended December 31, 2016, 2015 and 2014 we recorded $6.9 million, $7.5 million and $7.8 million, respectively, in interest expense and annual charges and $0.6 million, $0.7 million and $0.7 million, respectively, of amortization of deferred financing costs related to SBA-guaranteed debentures. The weighted average interest rate for all SBA-guaranteed debentures as of December 31, 2016 and December 31, 2015 was 3.29% and 3.45%, respectively. In addition to the stated interest rate, the SBA also charges an annual fee on all SBA-guaranteed debentures issued, which is included in the Company’s interest expense. The weighted average annual fee for all SBA-guaranteed debentures as of December 31, 2016 and December 31, 2015 was 0.43% and 0.46%, respectively.

As of December 31, 2016 and December 31, 2015, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):

Maturity Date	Interest Rate	SBA Annual Charge	December 31, 2016	December 31, 2015
March 1, 2016	5.524%	0.871%	$—	$2,000
September 1, 2016	5.535%	0.941%	—	11,500
March 1, 2019	4.620%	0.941%	5,000	5,000
September 1, 2020	3.215%	0.285%	19,000	19,000
March 1, 2021	4.084%	0.515%	15,700	15,700
March 1, 2021	4.084%	0.285%	46,000	46,000
March 1, 2022	2.766%	0.285%	10,000	10,000
March 1, 2022	2.766%	0.515%	50,000	50,000
March 1, 2023	2.351%	0.515%	25,000	25,000
			$170,700	$184,200

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

For the year ended December 31, 2016, the Company recorded $8.1 million of interest expense and $0.6 million of amortization of deferred financing costs related to the Notes. For the year ended December 31, 2015, the Company recorded $8.1 million of interest expense and $0.5 million of amortization of deferred financing costs related to the Notes. For the year ended December 31, 2014, the Company recorded $4.4 million of interest expense and $0.3 million of amortization of deferred financing costs related to the Notes.

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

Borrowings under the Credit Facility bear interest, at the Company’s election, at a rate per annum equal to (i) the one, two, three or six month LIBOR as applicable, plus 3.00% or (ii) 2.00% plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5% and (C) three month LIBOR plus 1.0%. The Company’s ability to elect LIBOR indices with various tenors (e.g., one, two, three or six month LIBOR) on which the interest rates for borrowings under the Credit Facility are based provides the company with

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 9. Borrowings  – (continued)

increased flexibility to manage interest rate risks as compared to a borrowing arrangement that does not provide for such optionality. Once a particular LIBOR rate has been selected, the interest rate on the applicable amount borrowed will reset after the applicable tenor period and be based on the then applicable selected LIBOR rate (e.g., borrowings for which the Company has elected the one month LIBOR rate will reset on the one month anniversary of the period based on the then selected LIBOR rate). For any given borrowing under the Credit Facility, the Company intends to elect what it believes to be an appropriate LIBOR rate taking into account the Company’s needs at the time as well as the Company’s view of future interest rate movements. The Company will also pay an unused commitment fee at a rate of 2.50% per annum on the amount (if positive) by which 40% of the aggregate commitments under the Credit Facility exceeds the outstanding amount of loans under the Credit Facility and 0.50% per annum on any remaining unused portion of the Credit Facility.

As of December 31, 2016 and 2015, the Company had $44.0 million and $70.0 million, respectively, outstanding under the Credit Facility. For the year ended December 31, 2016 the Company recorded $2.3 million of interest expense, $1.0 million of amortization of deferred financing costs, and $0.3 million of unused commitment fees related to the Credit Facility. For the year ended December 31, 2015 the Company recorded $0.7 million of interest expense, $0.8 million of amortization of deferred financing costs, and $0.7 million of unused commitment fees related to the Credit Facility. For the year ended December 31, 2014 the Company recorded $0.0 million of interest expense, $0.1 million of amortization of deferred financing costs, and $0.1 million of unused commitment fees related to the Credit Facility.

The Credit Facility is secured by investments and cash held by Capitala Finance Corp., exclusive of assets held at our two SBIC subsidiaries. Assets pledged to secure the Credit Facility were $235.2 million at December 31, 2016. As part of the terms of the Credit Facility, the Company may not make cash distributions with respect to any taxable year that exceed 110% (125% if the Company is not in default and our covered debt does not exceed 85% of the borrowing base) of the amounts required to be distributed to maintain eligibility as a RIC and to reduce our tax liability to zero for taxes imposed on our investment company taxable income and net capital gains.

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 10. Income Taxes  – (continued)

Permanent differences between taxable income and net investment income for financial reporting purpose are reclassified among the capital accounts in the financial statements to reflect their tax character. During the years ended December 31, 2016, 2015, and 2014, the Company reclassified for book purposes amounts arising from permanent differences in the book and tax basis of partnership investments sold and book and tax character of distributions paid. Such reclassifications are reported in “Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles” in the statements of changes in net assets for years ended December 31, 2016, 2015, and 2014, respectively.

As of August 31, 2016, August 31, 2015 and August 31, 2014 the tax basis components of distributable earnings were as follows (dollars in thousands):

	Tax year ended August 31, 2016	Tax year ended August 31, 2015	Tax year ended August 31, 2014
Undistributed ordinary income	$5,646	$—	$683
Accumulated capital gains (losses)	(44,296)	8,378	(7,566)
Unrealized appreciation	47,837	25,269	62,726
Other temporary differences	(2,570)	(8,196)	(1,568)
Total	$6,617	$25,451	$54,275

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of August 31, 2016, the Company has a short-term capital loss carry forward of $4.4 million and a long-term capital loss carry forward of $39.9 million.

The following table reconciles net increase in net assets resulting from operations to taxable income for the tax years ended August 31, 2016, August 31, 2015 and August 31, 2014 (dollars in thousands):

	Tax year ended August 31, 2016	Tax year ended August 31, 2015	Tax year ended August 31, 2014
Net increase in net assets resulting from operations	$10,291	$10,983	$9,894
Net change in unrealized (appreciation)/depreciation on investments and written call option	(20,809)	35,557	2,658
Capital loss carryforward/(utilization)	44,296	(7,565)	3,458
Other deductions for book in excess of deductions for tax	(3,654)	4,488	2,967
Total taxable income	$30,124	$43,463	$18,977

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 10. Income Taxes  – (continued)

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the tax years ended August 31, 2016, 2015, and 2014 (dollars in thousands):

	Tax year ended August 31, 2016	Tax year ended August 31, 2015	Tax year ended August 31, 2014
Ordinary income	$24,478	$25,063	$18,294
Long-term capital gains	8,378	10,705	—
Return of capital	—	—	—
Total	$32,856	$35,768	$18,294

For U.S federal income tax purposes, as of August 31, 2016, the aggregate net unrealized appreciation for all securities was $47.8 million. As of August 31, 2016, gross unrealized appreciation was $74.2 million and gross unrealized depreciation was $26.4 million. The aggregate cost of securities for U.S. federal income tax purposes was $486.3 million.

Note 11. Directors Fees

Our independent directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Board meeting, and also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the years ended December 31, 2016, 2015 and 2014, the Company recognized director fee expense of $0.4 million, $0.4 million and $0.4 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

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

On April 13, 2015, the Company completed an underwritten offering of 3,500,000 shares of its common stock at a public offering price of $18.32 per share. The total proceeds received in the offering net of underwriting discounts and offering costs were approximately $61.7 million. As of December 31, 2016, the Company had 15,868,045 shares of common stock outstanding.

Note 13. Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in five portfolio companies that are considered significant subsidiaries under the guidance in Regulation S-X, but are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each such portfolio company, along with summarized financial information as of December 31, 2016 and December 31, 2015 and for the three years in the period then ended.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 13. Summarized Financial Information of Our Unconsolidated Subsidiaries  – (continued)

Print Direction, Inc.

Print Direction, Inc., incorporated in Georgia on May 11, 2006, is a professional printing services firm serving customers, particularly fast food, retail, and other similar chains, throughout the U.S. Print Direction, Inc. also provides warehousing and distribution services for these customers. The income (loss) the Company generated from Print Direction, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $(3.8) million, $(1.1) million, and $2.6 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively.

Navis Holdings, Inc.

Navis Holdings, Inc., incorporated in Delaware on December 21, 2010, designs and manufactures leading machinery for the global knit and woven finishing textile industries. The income the Company generated from Navis Holdings, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $1.9 million, $4.2 million and $4.2 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively.

On-Site Fuel Service, Inc.

On-Site Fuel Service, Inc. is a 100% owned subsidiary of On-Site Fuel Holdings, Inc., which was incorporated in Delaware on December 19, 2011. On-Site Fuel Service, Inc. provides fueling services for commercial and government vehicle fleets throughout the southeast U.S. The income (loss) the Company generated from On-Site Fuel Service, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $4.5 million, $(3.2) million, and $(4.8) million for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively.

CableOrganizer Holdings, LLC

CableOrganizer Holdings, LLC, a Delaware limited liability company that began operations on April 23, 2013, is a leading online provider of cable and wire management products. The income the Company generated from CableOrganizer Holdings, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $1.9 million, $0.4 million, and $2.9 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively.

Eastport Holdings, LLC

Eastport Holdings, LLC, an Ohio limited liability company organized on November 1, 2011, is a holding company consisting of marketing and advertising companies located across the U.S. The income the Company generated from Eastport Holdings, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $14.3 million for the year ended December 31, 2016. The Company invested in the portfolio company in January 2016. As such, comparative financial information for the prior periods is not presented.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 13. Summarized Financial Information of Our Unconsolidated Subsidiaries  – (continued)

The summarized financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):

	As of
Balance Sheet – Print Direction, Inc.	December 31, 2016	December 31, 2015
Current assets	$3,596	$4,934
Noncurrent assets	5,023	4,805
Total assets	$8,619	$9,739
Current liabilities	$3,467	$2,997
Noncurrent liabilities	14,856	14,602
Total liabilities	$18,323	$17,599
Total deficit	$(9,704)	$(7,860)

	For the year ended
Statements of Operations – Print Direction, Inc.	December 31, 2016	December 31, 2015	December 31, 2014
Net sales	$16,357	$17,637	$22,553
Cost of goods sold	7,221	7,428	8,994
Gross profit	$9,136	$10,209	$13,559
Other expenses	$12,315	$11,544	$13,455
Income (loss) before income taxes	(3,179)	(1,335)	104
Income tax provision (benefit)	(1,335)	(772)	36
Net income (loss)	$(1,844)	$(563)	$68

	As of
Balance Sheet – Navis Holdings, Inc.	December 31, 2016	December 31, 2015
Current assets	$5,006	$5,000
Noncurrent assets	3,448	3,963
Total assets	$8,454	$8,963
Current liabilities	$2,458	$3,076
Noncurrent liabilities	7,017	6,926
Total liabilities	$9,475	$10,002
Total deficit	$(1,021)	$(1,039)

	For the year ended
Statements of Operations – Navis Holdings, Inc.	December 31, 2016	December 31, 2015	December 31, 2014
Net sales	$17,803	$17,076	$16,114
Cost of goods sold	10,933	11,087	10,444
Gross profit	$6,870	$5,989	$5,670
Other expenses	$4,988	$5,414	$4,973
Income before income taxes	1,882	575	697
Income tax provision	739	343	277
Net income	$1,143	$232	$420

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 13. Summarized Financial Information of Our Unconsolidated Subsidiaries  – (continued)

	As of
Balance Sheet – On-Site Fuel Service, Inc.	December 31, 2016	December 31, 2015
Current assets	$12,151	$8,112
Noncurrent assets	17,644	16,036
Total assets	$29,795	$24,148
Current liabilities	$17,911	$9,252
Noncurrent liabilities	17,929	16,906
Total liabilities	$35,840	$26,158
Total deficit	$(6,045)	$(2,010)

	For the year ended
Statements of Operations – On-Site Fuel Service, Inc.	December 31, 2016	December 31, 2015	December 31, 2014
Net sales	$107,776	$114,137	$189,778
Cost of goods sold	102,679	106,668	180,528
Gross profit	$5,097	$7,469	$9,250
Other expenses	$9,132	$13,592	$14,589
Loss before income taxes	(4,035)	(6,123)	(5,339)
Income tax provision (benefit)	—	1,967	(1,826)
Net loss	$(4,035)	$(8,090)	$(3,513)

	As of
Balance Sheet – CableOrganizer Holdings, LLC	December 31, 2016	December 31, 2015
Current assets	$5,837	$3,850
Noncurrent assets	11,402	11,385
Total assets	$17,239	$15,235
Current liabilities	$4,437	$2,834
Noncurrent liabilities	12,134	11,285
Total liabilities	$16,571	$14,119
Total equity	$668	$1,116

	For the year ended
Statements of Operations – CableOrganizer Holdings, LLC	December 31, 2016	December 31, 2015	December 31, 2014
Net sales	$23,277	$25,315	$20,887
Cost of goods sold	15,716	16,874	13,486
Gross profit	$7,561	$8,441	$7,401
Other expenses	$9,021	$10,012	$8,694
Loss before income taxes	(1,460)	(1,571)	(1,293)
Income tax provision	—	—	—
Net loss	$(1,460)	$(1,571)	$(1,293)

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 13. Summarized Financial Information of Our Unconsolidated Subsidiaries  – (continued)

Balance Sheet – Eastport Holdings, LLC	As of December 31, 2016
Current assets	$106,388
Noncurrent assets	148,704
Total assets	$255,092
Current liabilities	$157,393
Noncurrent liabilities	52,044
Total liabilities	$209,437
Total equity	$45,655

Statement of Operations – Eastport Holdings, LLC‘	For the year ended December 31, 2016
Net sales	$552,004
Cost of goods sold	429,089
Gross profit	$122,915
Other expenses	$108,822
Income before income taxes	14,093
Income tax provision	2,791
Net income	$11,302

Note 14. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2016, 2015, and 2014, there were no dilutive shares.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands except share and per share data):

	For the year ended
Basic and diluted	December 31, 2016	December 31, 2015	December 31, 2014
Net increase (decrease) in net assets from operations	$9,152	$13,850	$(3,440)
Weighted average common shares outstanding	15,819,175	15,210,577	12,974,420
Net increase (decrease) in net assets per share from operations-basic and diluted	$0.58	$0.91	(0.27)

Note 15. Distributions

The Company’s distributions are recorded as payable on the declaration date. Shareholders have the option to receive payment of the distribution in cash, shares of common stock, or a combination of cash and common stock.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 15. Distributions  – (continued)

The following tables summarize the Company’s distribution declarations during the years ended December 31, 2016, 2015 and 2014 (in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 4, 2016	January 22, 2016	January 28, 2016	$0.1567	$2,392	8,135	$80
January 4, 2016	February 19, 2016	February 26, 2016	0.1567	2,405	7,076	70
January 4, 2016	March 22, 2016	March 30, 2016	0.1567	2,397	7,079	77
April 1, 2016	April 22, 2016	April 28, 2016	0.1567	2,392	6,625	85
April 1, 2016	May 23, 2016	May 30, 2016	0.1567	2,372	8,147	104
April 1, 2016	June 21, 2016	June 29, 2016	0.1567	2,369	8,229	108
July 1, 2016	July 22, 2016	July 29, 2016	0.1567	2,382	7,025	98
July 1, 2016	August 22, 2016	August 30, 2016	0.1567	2,391	6,256	90
July 1, 2016	September 22, 2016	September 29, 2016	0.1567	2,380	8,242	101
September 22, 2016	October 21, 2016	October 28, 2016	0.1300	1,977	6,619	82
September 22, 2016	November 21, 2016	November 29, 2016	0.1300	1,926	11,384	136
September 22, 2016	December 21, 2016	December 29, 2016	0.1300	1,989	5,883	73
Total Distributions Declared and Distributed for Fiscal 2016			$1.80	$27,372	90,700	$1,103

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 2, 2015	January 22, 2015	January 29, 2015	$0.1567	$2,033	—	$—
January 2, 2015	February 20, 2015	February 26, 2015	0.1567	2,033	—	—
January 2, 2015	March 23, 2015	March 30, 2015	0.1567	1,994	2,139	38
February 26, 2015	March 23, 2015(1)	March 30, 2015	0.0500	635	683	12
February 26, 2015	April 23, 2015(1)	April 29, 2015	0.0500	824	—	—
February 26, 2015	May 21, 2015(1)	May 28, 2015	0.0500	808	998	16
February 26, 2015	June 22, 2015(1)	June 29, 2015	0.0500	793	1,361	20
February 26, 2015	July 23, 2015(1)	July 30, 2015	0.0500	783	1,600	23
February 26, 2015	August 21, 2015(1)	August 28, 2015	0.0500	776	1,819	24
February 26, 2015	September 23, 2015(1)	September 29, 2015	0.0500	739	4,475	53
February 26, 2015	October 23, 2015(1)	October 29, 2015	0.0500	750	2,974	38
February 26, 2015	November 20, 2015(1)	November 27, 2015	0.0500	753	2,694	35
February 26, 2015	December 22, 2015(1)	December 30, 2015	0.0500	764	2,216	25
April 1, 2015	April 23, 2015	April 29, 2015	0.1567	2,581	—	—
April 1, 2015	May 21, 2015	May 28, 2015	0.1567	2,529	3,126	52
April 1, 2015	June 22, 2015	June 29, 2015	0.1567	2,483	4,266	63
July 1, 2015	July 23, 2015	July 30, 2015	0.1567	2,454	5,016	74
July 1, 2015	August 21, 2015	August, 28, 2015	0.1567	2,434	5,701	74
July 1, 2015	September 23, 2015	September 29, 2015	0.1567	2,320	14,026	168
October 1, 2015	October 23, 2015	October 29, 2015	0.1567	2,349	9,317	119
October 1, 2015	November 20, 2015	November 27, 2015	0.1567	2,358	8,443	111
October 1, 2015	December 22, 2015	December 30, 2015	0.1567	2,392	6,929	79
Total Distributions Declared and Distributed for Fiscal 2015			$2.38	$35,585	77,783	$1,024

(1)	On February 26, 2015, the Company’s Board declared a special distribution of $0.50 per share of the Company’s common stock, to be paid monthly over the remainder of 2015.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 15. Distributions  – (continued)

Date Declared	Record Date	Payment Date	Amount Per Share
February 27, 2014	March 14, 2014	March 26, 2014	$0.4700
May 8, 2014	June 9, 2014	June 26, 2014	0.4700
August 7, 2014	September 12, 2014	September 26, 2014	0.4700
October 2, 2014	October 22, 2014	October 30, 2014	0.1567
October 2, 2014	November 21, 2014	November 28, 2014	0.1567
October 2, 2014	December 19, 2014	December 30, 2014	0.1567
Total Distributions Declared and Distributed for Fiscal 2014			$1.88

Note 16. Share Repurchase Program

On February 26, 2015, the Company’s Board authorized a program for the purpose of repurchasing up to $12.0 million worth of its common stock. Under the repurchase program, the Company could have, but was not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complied with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. The repurchase program was in place until the earlier of March 31, 2016 or until $12.0 million of the Company’s outstanding shares of common stock had been repurchased. As of December 31, 2016, the repurchase program has expired and has not been extended by the Board.

During the year ended December 31, 2016, no shares were repurchased under the repurchase program. Since the approval of the repurchase program, the Company repurchased 774,858 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $12.0 million, utilizing the maximum amount available under the repurchase program. The Company is incorporated in Maryland and under the laws of the state, shares repurchased are considered retired (repurchased shares become authorized but unissued shares) rather than treasury stock. As a result, the cost of the stock repurchased is recorded as a reduction to capital in excess of par value on the consolidated statement of changes in net assets.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 17. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2016, 2015, 2014, and 2013 (dollars in thousands, except share and per share data):

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Per share data:
Net asset value at beginning of period	$17.04	$18.56	$20.71	$17.61
Net investment income(1)	1.84	1.67	1.54	1.50
Net realized gain (loss) on investments(1)	(1.44)	0.35	0.06	0.17
Net unrealized appreciation (depreciation) on investments and on Written Call Option(1)	0.18	(1.11)	(1.87)	0.55
Distributions declared from net investment income	(1.80)	(1.88)	(1.88)	(0.47)
Distributions declared from net realized gains	—	(0.50)	—	—
Partners’ capital contribution	—	—	—	1.92
Distribution to partners	—	—	—	(0.57)
Issuance of common stock	—	(0.15)	—	—
Accretive impact of stock repurchase	—	0.13	—	—
Other(7)	(0.03)	(0.03)	—	—
Net asset value at end of period	$15.79	$17.04	$18.56	$20.71
Net assets at end of period	$250,582	$268,802	$240,837	$268,670
Shares outstanding at end of period	15,868,045	15,777,345	12,974,420	12,974,420
Per share market value at end of period	$12.93	$12.08	$17.87	$19.90
Total return based on market value(2)	24.07%	(20.43)%	(0.85)%	1.88%
Ratio/Supplemental data:
Ratio of net investment income to average net assets	11.32%	9.55%	7.78%	7.68%
Ratio of incentive fee, net of incentive fee waiver, to average net assets(6)	2.01%	1.88%	1.11%	0.60%
Ratio of debt related expenses to average net assets	7.68%	7.17%	5.21%	3.30%
Ratio of other operating expenses to average net assets	5.61%	5.52%	5.20%	2.38%
Ratio of total expenses, net of fee waivers to average net assets(6)	15.31%	14.57%	11.52%	6.28%
Portfolio turnover rate(3)	21.33%	25.99%	18.62%	16.77%
Average debt outstanding(4)	$356,758	$324,824	$255,268	$198,159
Average debt outstanding per common share	$22.48	$20.59	$19.67	$15.27
Asset coverage ratio per unit(5)	$2,592	$2,465	$1,788	$2,376

(1)	Based on daily weighted average balance of shares outstanding during the period.
(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 17. Financial Highlights  – (continued)

(3)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.
(4)	Based on daily weighted average balance of debt outstanding during the period.
(5)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtness not represented by senior securities, to the aggregate amount of senior securities representing indebtness. We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of December 31, 2016 pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtness.
(6)	The ratio of waived fees to average net assets was 0.65%, 0.40%, 0.09% and 0.13% for the years ended December 31, 2016, 2015, 2014 and 2013, respectively.
(7)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

Note 18. Selected Quarterly Financial Data (Unaudited)

	For the quarter ended
(Dollars in thousands, except per share data)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$16,515	$17,357	$16,991	$17,449
Net investment income	$6,747	$7,441	$7,431	$7,421
Net increase (decrease) in net assets from operations	$8,097	$(2,013)	$7,257	$(4,189)
Net investment income per share(1)	$0.43	$0.47	$0.47	$0.47
Net increase (decrease) in net assets from operations per share(1)	$0.51	$(0.13)	$0.46	$(0.27)
Net asset value per share at end of period	$15.79	$15.68	$16.28	$16.29

	For the quarter ended
(Dollars in thousands, except per share data)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total investment income	$16,547	$18,304	$15,084	$14,041
Net investment income	$7,406	$7,787	$5,317	$4,817
Net increase (decrease) in net assets from operations	$(8,917)	$7,958	$4,942	$9,867
Net investment income per share(1)	$0.47	$0.48	$0.33	$0.37
Net increase (decrease) in net assets from operations per share(1)	$(0.57)	$0.49	$0.31	$0.76
Net asset value per share at end of period	$17.04	$18.04	$17.95	$18.35

(1)	Calculated based on weighted average shares outstanding during the quarter.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 19. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2016.

Distributions

On January 3, 2017, the Company’s Board declared normal monthly distributions for January, February and March of 2017 as set forth below:

Date Declared	Record Date	Payment Date	Distributions Per Share
January 3, 2017	January 20, 2017	January 30, 2017	$0.1300
January 3, 2017	February 20, 2017	February 27, 2017	0.1300
January 3, 2017	March 23, 2017	March 30, 2017	0.1300
Total Distributions Declared for Fiscal 2017			$0.39

Portfolio Activity

On January 3, 2017, the Company exited its investment in Medical Depot Inc., receiving $14.7 million in cash for its subordinated debt investment repaid at par and $6.3 million in cash related to its equity investment. The equity realization resulted in a $5.0 million realized gain.

On January 9, 2017, the Company received $5.0 million in cash repayment for its second lien debt investment in Emerging Markets Communications, LLC, repaid at par.

On January 20, 2017, the Company invested $16.0 million in first lien debt and $2.0 million in membership units of Currency Capital, LLC. The debt investment has a yield of LIBOR + 11.0%, with a 0.5% floor.

On February 2, 2017, the Company restructured its investment in US Well Services, LLC, exchanging its $15.3 million first lien debt investment for an $8.5 million first lien debt investment, yielding LIBOR + 9.0% or LIBOR + 11.0% if paid in kind, and an initial 4.9% equity ownership in USWS Holdings, LLC. In addition, the Company committed $2.1 million in a first lien revolving credit facility to US Well Services, LLC, yielding LIBOR + 6.0% and obtained an initial 0.4% equity ownership in USWS Holdings, LLC.

On February 21, 2017, the Company received $4.8 million in cash repayment for its second lien debt investment in Brock Holdings III, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2016.

Due to the Company’s status as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2016.

(c) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders with the Securities and Exchange Commission (the “SEC”), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Capitala Finance Corp.
Date: March 7, 2017	By /s/ Joseph B. Alala III Joseph B. Alala III Chief Executive Officer (Principal Executive Officer) Capitala Finance Corp.
Date: March 7, 2017	By /s/ Stephen A. Arnall Stephen A. Arnall Chief Financial Officer (Principal Financial and Accounting Officer) Capitala Finance Corp.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph B. Alala III Joseph B. Alala III	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 7, 2017
/s/ Stephen A. Arnall Stephen A. Arnall	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2017
/s/ M. Hunt Broyhill M. Hunt Broyhill	Director	March 7, 2017
/s/ R. Charles Moyer R. Charles Moyer	Director	March 7, 2017
/s/ Larry W. Carroll Larry W. Carroll	Director	March 7, 2017
/s/ H. Paul Chapman H. Paul Chapman	Director	March 7, 2017