Form 10-Q
period 2017-03-31
Capitala Finance Corp.
filed 2017-05-08
CIK 1571329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” ,“smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Capitala Finance Corp.	Large accelerated filer	☐	Accelerated filer	☒

	Non-accelerated filer	☐	Smaller reporting company	☐

			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.          ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Capitala Finance Corp.	Yes ☐	No ☒

The number of shares of Capitala Finance Corp.’s common stock, $0.01 par value, outstanding as of May 5, 2017 was 15,888,656

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Capitala Finance Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of
	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $368,836 and $391,706, respectively)	$364,260	$393,525
Affiliate investments (amortized cost of $56,043 and $39,279, respectively)	78,454	61,464
Control investments (amortized cost of $84,407 and $82,791, respectively)	89,764	86,650
Total investments at fair value (amortized cost of $509,286 and $513,776, respectively)	532,478	541,639
Cash and cash equivalents	40,564	36,281
Interest and dividend receivable	5,994	5,735
Trade settlement receivable	990	-
Due from related parties	143	182
Prepaid expenses	441	506
Other assets	67	72
Total assets	$580,677	$584,415

LIABILITIES
SBA debentures (net of deferred financing costs of $2,760 and $2,911, respectively)	$167,940	$167,789
Notes (net of deferred financing costs of $2,880 and $3,025, respectively)	110,558	110,413
Credit Facility (net of deferred financing costs of $521 and $759, respectively)	43,479	43,241
Due to related parties	-	35
Management and incentive fee payable	3,887	6,426
Interest and financing fees payable	966	2,657
Accounts payable and accrued expenses	147	536
Written call option at fair value (proceeds of $0 and $20, respectively)	4,221	2,736
Total liabilities	$331,198	$333,833

Commitments and contingencies (Note 2)

NET ASSETS
Common stock, par value $.01, 100,000,000 common shares authorized, 15,883,492 and 15,868,045 common shares issued and outstanding, respectively	$159	$159
Additional paid in capital	240,391	240,184
Undistributed net investment income	22,973	22,973
Accumulated net realized losses from investments	(33,035)	(37,881)
Net unrealized appreciation on investments	23,192	27,863
Net unrealized depreciation on written call option	(4,201)	(2,716)
Total net assets	$249,479	$250,582
Total liabilities and net assets	$580,677	$584,415

Net asset value per share	$15.71	$15.79

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31
	2017	2016
INVESTMENT INCOME
Interest and fee income:
Non-control/non-affiliate investments	$9,638	$10,747
Affiliate investments	1,044	1,363
Control investments	1,988	2,854
Total interest and fee income	12,670	14,964
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	1,178	878
Affiliate investments	231	95
Control investments	246	231
Total payment-in-kind interest and dividend income	1,655	1,204
Dividend income:
Non-control/non-affiliate investments	168	205
Affiliate investments	29	29
Control investments	280	1,045
Total dividend income	477	1,279
Interest income from cash and cash equivalents	13	2
Total investment income	14,815	17,449

EXPENSES
Interest and financing expenses	4,653	5,023
Base management fee	2,514	2,728
Incentive fees	1,308	1,706
General and administrative expenses	1,107	1,168
Expenses before incentive fee waiver	9,582	10,625
Incentive fee waiver (See Note 6)	(958)	(597)
Total expenses, net of fee waivers	8,624	10,028

NET INVESTMENT INCOME	6,191	7,421

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND WRITTEN CALL OPTION:
Net realized gain (loss) from investments:
Non-control/non-affiliate investments	4,831	-
Affiliate investments	15	(2,262)
Total realized gain (loss) from investments	4,846	(2,262)
Net unrealized depreciation on investments	(4,671)	(9,348)
Net unrealized depreciation on written call option	(1,485)	-
Net loss on investments and written call option	(1,310)	(11,610)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$4,881	$(4,189)

NET INCREASE (DECREASE) IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC AND DILUTED	$0.31	$(0.27)

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	15,873,655	15,785,943

DISTRIBUTIONS PAID PER SHARE	$0.39	$0.47

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except share data)

(unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid in Capital	Undistributed Net Investment Income	Accumulated Net Realized Losses	Net Unrealized Appreciation on Investments	Net Unrealized Depreciation on Written Call Option	Total

BALANCE, December 31, 2015	15,777,345	$158	$239,104	$8,570	$(1,299)	$22,269	$-	$268,802
Net investment income	-	-	-	7,421	-	-	-	7,421
Net realized loss from investments	-	-	-	-	(2,262)	-	-	(2,262)
Net change in unrealized depreciation on investments	-	-	-	-	-	(9,348)	-	(9,348)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	22,290	-	227	-	-	-	-	227
Distributions declared	-	-	-	(7,421)	-	-	-	(7,421)
BALANCE, March 31, 2016	15,799,635	$158	$239,331	$8,570	$(3,561)	$12,921	$-	$257,419

BALANCE, December 31, 2016	15,868,045	$159	$240,184	$22,973	$(37,881)	$27,863	$(2,716)	$250,582
Net investment income	-	-	-	6,191	-	-	-	6,191
Net realized gain from investments	-	-	-	-	4,846	-	-	4,846
Net change in unrealized depreciation on investments	-	-	-	-	-	(4,671)	-	(4,671)
Net change in unrealized depreciation on written call option	-	-	-	-	-	-	(1,485)	(1,485)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	15,447	-	207	-	-	-	-	207
Distributions declared	-	-	-	(6,191)	-	-	-	(6,191)
BALANCE, March 31, 2017	15,883,492	$159	$240,391	$22,973	$(33,035)	$23,192	(4,201)	$249,479

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended March 31
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$4,881	$(4,189)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(21,708)	(27,523)
Repayments and sales of investments	33,049	10,186
Net realized (gain) loss on investments	(4,846)	2,262
Net unrealized depreciation on investments	4,671	9,348
Payment-in-kind interest and dividends	(1,655)	(1,204)
Accretion of original issue discount on investments	(350)	(354)
Net unrealized depreciation on written call option	1,485	-
Amortization of deferred financing fees	534	535
Changes in assets and liabilities:
Interest and dividend receivable	(259)	(1,147)
Trade settlement receivable	(990)	-
Due from related parties	39	-
Prepaid expenses	65	117
Other assets	5	29
Due to related parties	(35)	(2)
Management and incentive fee payable	(2,539)	681
Interest and financing fees payable	(1,691)	(1,837)
Accounts payable and accrued expenses	(389)	(467)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	10,267	(13,565)

CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns on SBA debentures	-	(2,000)
Proceeds from Credit Facility	-	3,000
Distributions paid to shareholders	(5,984)	(7,194)
NET CASH USED IN FINANCING ACTIVITIES	(5,984)	(6,194)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,283	(19,759)
CASH AND CASH EQUIVALENTS, beginning of period	36,281	34,105
CASH AND CASH EQUIVALENTS, end of period	$40,564	$14,346

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$5,582	$6,217

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Distributions paid through dividend reinvestment plan share issuances	$207	$227

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

March 31, 2017

(unaudited)

Company (4) , (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Non-control/non-affiliated investments - 146.0%

AAE Acquisition, LLC	Industrial Equipment Rental	Second Lien Debt (12% Cash, Due 3/31/18)	$11,000	$11,000	$10,560	4.2%

AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (14% fully diluted)		17	-	0.0%

				11,017	10,560	4.2%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (10.5% Cash (3 month LIBOR + 9.5%, 1% Floor), Due 6/11/20)	9,034	9,034	8,649	3.5%

				9,034	8,649	3.5%

American Exteriors, LLC	Replacement Window Manufacturer	First Lien Debt (10% PIK, Due 1/1/19) (1) (2)	6,620	4,678	2,756	1.1%

American Exteriors, LLC	Replacement Window Manufacturer	Common Stock Warrants (10% fully diluted)		-	-	0.0%

				4,678	2,756	1.1%

AmeriMark Direct, LLC	Consumer Products	First Lien Debt (12.75% Cash, Due 9/8/21)	19,550	19,072	19,550	7.8%

				19,072	19,550	7.8%

B&W Quality Growers, LLC	Farming	Subordinated Debt (14% Cash, Due 7/23/20)	6,000	5,996	6,000	2.4%

B&W Quality Growers, LLC	Farming	Membership Unit Warrants (91,739 Units)		20	6,695	2.7%

				6,016	12,695	5.1%

BigMouth, Inc.	Consumer Products	First Lien Debt (12.6% Cash, Due 11/14/21) (3)	10,313	10,313	10,313	4.1%

BigMouth, Inc.	Consumer Products	Series A Preferred Stock (350,000 shares, 8% PIK) (6)		361	602	0.2%

				10,674	10,915	4.3%

Bluestem Brands, Inc.	Online Merchandise Retailer	First Lien Debt (8.5% Cash (1 month LIBOR + 7.5%, 1% Floor), Due 11/7/20)	4,217	4,115	4,115	1.6%

				4,115	4,115	1.6%

Brunswick Bowling Products, Inc.	Bowling Products	First Lien Debt (8% Cash (1 month LIBOR + 6%, 2% Floor), Due 5/22/20)	1,600	1,600	1,600	0.6%

Brunswick Bowling Products, Inc.	Bowling Products	First Lien Debt (16.25% Cash (1 month LIBOR + 14.25%, 2% Floor), Due 5/22/20)	5,586	5,586	5,586	2.2%

Brunswick Bowling Products, Inc.	Bowling Products	Preferred Shares (2,966 shares, 8% PIK) (6)		3,453	6,139	2.5%

				10,639	13,325	5.3%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	1,408	0.6%

				5	1,408	0.6%

California Pizza Kitchen, Inc.	Restaurant	Second Lien Debt (11% Cash (1 month LIBOR + 10%, 1% Floor), Due 8/23/23)	5,000	4,862	4,862	1.9%

				4,862	4,862	1.9%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)		258	62	0.0%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock Warrants (655,908 units) (7)		264	138	0.1%

				522	200	0.1%

Cedar Electronics Holding Corp.	Consumer Electronics	Subordinated Debt (12% Cash, Due 12/26/20) (13)	21,550	21,550	20,245	8.1%

				21,550	20,245	8.1%

Community Choice Financial, Inc.	Financial Services	First Lien Debt (18% Cash (1 month LIBOR + 17%, 1% Floor), Due 3/30/18) (1) (8)	15,000	15,000	15,000	6.0%

				15,000	15,000	6.0%

Construction Partners, Inc.	Construction Services	Second Lien Debt (11.5% Cash, Due 6/12/20)	9,500	9,500	9,500	3.8%

				9,500	9,500	3.8%

Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9% Cash, 2% PIK, Due 11/29/21)	16,349	16,349	15,056	6.0%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	666	0.3%

				17,924	15,722	6.3%

CSM Bakery Solutions, LLC	Bakery Supplies Distributor	Second Lien Debt (8.76% Cash (1 month LIBOR + 7.75%, 1% Floor), Due 8/7/22)	12,000	11,821	10,500	4.2%

				11,821	10,500	4.2%

Currency Capital, LLC	Financial Services	First Lien Debt (11.81% Cash (1 month LIBOR + 11.00%, 0.50% Floor) Due 1/20/22) (8)	16,000	16,000	16,000	6.4%

Currency Capital, LLC	Financial Services	Class A Preferred Units (2,000,000 units)		2,000	2,000	0.8%

				18,000	18,000	7.2%

Flavors Holdings, Inc.	Food Product Manufacturer	First Lien Debt (6.90% Cash (3 month LIBOR + 5.75%, 1% Floor), Due 4/3/20)	7,000	6,845	6,312	2.6%

Flavors Holdings, Inc.	Food Product Manufacturer	Second Lien Debt (11.15% Cash (3 month LIBOR + 10%, 1% Floor), Due 10/3/21)	12,000	11,688	10,239	4.1%

				18,533	16,551	6.7%

Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Subordinated Debt (Due 12/9/19) (9)	2,000	2,000	1,532	0.6%

				2,000	1,532	0.6%

Kelle's Transport Service, LLC	Transportation	First Lien Debt (14% Cash, Due 3/31/19)	13,674	13,669	12,982	5.2%

Kelle's Transport Service, LLC	Transportation	Preferred Units (1,000 units)		3,433	-	0.0%

Kelle's Transport Service, LLC	Transportation	Common Stock Warrants (15% fully diluted)		22	-	0.0%

				17,124	12,982	5.2%

Medical Depot, Inc.	Medical Device Distributor	Series C Convertible Preferred Stock (740 shares)(12)		-	136	0.1%

				-	136	0.1%

Nielsen & Bainbridge, LLC	Home Décor Manufacturer	Second Lien Debt (10.5% Cash (6 month LIBOR + 9.25%, 1% Floor), Due 8/15/21)	15,000	14,857	15,000	6.0%

				14,857	15,000	6.0%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

March 31, 2017

(unaudited)

Company (4) , (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Nth Degree, Inc.	Business Services	First Lien Debt (8% Cash (1 month LIBOR + 7%, 1% Floor), 1% PIK, Due 12/14/20)	9,929	9,929	9,929	4.0%

Nth Degree, Inc.	Business Services	First Lien Debt (12.5% Cash (1 month LIBOR + 11.5%, 1% Floor), 2% PIK, Due 12/14/20)	7,387	7,387	7,387	3.1%

Nth Degree, Inc.	Business Services	Preferred Stock (10% PIK dividend) (6)		2,728	6,321	2.5%

				20,044	23,637	9.6%

Portrait Innovations, Inc.	Professional and Personal Digital Imaging	Subordinated Debt (12% Cash, Due 2/26/20)	9,000	9,000	8,974	3.6%

				9,000	8,974	3.6%

Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (12% Cash, 4% PIK, Due 7/17/19)	10,544	10,457	10,544	4.2%

				10,457	10,544	4.2%

Sierra Hamilton, LLC	Oil & Gas Engineering and Consulting Services	First Lien Debt (9% Cash (1 Month LIBOR + 8.00%, 1.00% Floor), Due 6/13/17)	1,214	1,214	1,214	0.5%

Sierra Hamilton, LLC	Oil & Gas Engineering and Consulting Services	First Lien Debt (12.25% Cash, Due 12/15/18) (2)	15,000	15,000	4,500	1.8%

				16,214	5,714	2.3%

Sur La Table, Inc.	Retail	First Lien Debt (12% Cash, Due 7/28/20)	15,000	15,000	15,000	6.0%

				15,000	15,000	6.0%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	1,001	0.4%

				758	1,001	0.4%

Velum Global Credit Management, LLC	Financial Services	First Lien Debt (15% PIK, Due 12/31/17) (1) (8)	10,954	10,954	10,954	4.4%

				10,954	10,954	4.4%

Vintage Stock, Inc.	Specialty Retail	First Lien Debt (13.28% Cash (1 month LIBOR + 12.5%, 0.5% floor), 3% PIK, Due 11/3/21)	21,693	21,693	21,693	8.7%

				21,693	21,693	8.7%

Vology, Inc.	Information Technology	Subordinated Debt (15% Cash (3 month LIBOR + 14%, 1% Floor), 2% PIK Due 1/24/21)	8,123	8,123	8,123	3.3%

				8,123	8,123	3.3%

Western Windows Systems, LLC	Building Products	First Lien Debt (11.7% Cash, Due 7/31/20) (3)	10,500	10,500	10,500	4.2%

Western Windows Systems, LLC	Building Products	Membership Units (39,860 units)		3,000	7,767	3.0%

				13,500	18,267	7.2%

Xirgo Technologies, LLC	Information Technology	Subordinated Debt (11.5% Cash, Due 3/1/22)	15,750	15,750	15,750	6.4%

Xirgo Technologies, LLC	Information Technology	Membership Units (400,000 units)		400	400	0.2%

				16,150	16,150	6.6%

Sub Total Non-control/non-affiliated investments				$368,836	$364,260	146.0%

Affiliate investments - 31.4%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Subordinated Debt (14% Cash, Due 8/9/19) (10)	$3,000	$3,000	$3,000	1.2%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Subordinated Debt (12% Cash, Due 8/9/19) (10)	5,828	5,828	5,828	2.3%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock (1,253,198 shares)		1,503	1,307	0.5%

				10,331	10,135	4.0%

City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 9/28/17) (1)	8,231	8,231	8,231	3.3%

City Gear, LLC	Footwear Retail	Preferred Membership Units (2.78% fully diluted, 9% Cash Dividend) (6)		1,269	1,269	0.5%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.38% fully diluted)		-	9,760	3.9%

				9,500	19,260	7.7%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8% PIK dividend) (6)		2,709	3,043	1.2%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	882	0.4%

				2,711	3,925	1.6%

J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13% Cash, Due 7/16/18)	6,182	6,182	6,150	2.5%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	-	0.0%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (6,369 shares)		-	-	0.0%

				7,000	6,150	2.5%

LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)		1,525	8,581	3.4%

				1,525	8,581	3.4%

MJC Holdings, LLC	Specialty Clothing	Series A Preferred Units (2,000,000 units)		1,000	5,011	2.0%

				1,000	5,011	2.0%

MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12% Cash, Due 1/31/18) (1)	2,600	2,600	2,600	1.0%

MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 1/31/18) (1)	400	388	400	0.2%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6% PIK dividend) (6)		1,307	1,454	0.6%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	201	0.1%

				4,295	4,655	1.9%

MTI Holdings, LLC	Retail Display & Security Services	Membership Units (2,000,000 units) (12)		-	537	0.2%

				-	537	0.2%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

March 31, 2017

(unaudited)

Company (4) , (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Subordinated Debt (13% Cash, Due 4/8/19) (1)	1,425	1,425	1,425	0.6%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership)		750	973	0.4%

				2,175	2,398	1.0%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares) (12)		-	93	0.0%

				-	93	0.0%

U.S. Well Services, LLC	Oil & Gas Services	First Lien Debt (7% Cash (1 month LIBOR + 6%, 1% floor), Due 1/31/22) (14)	1,311	1,311	1,311	0.5%

U.S. Well Services, LLC	Oil & Gas Services	First Lien Debt (12% PIK (1 month LIBOR + 11%, 1% floor), Due 1/31/22)	8,681	8,681	8,681	3.5%

U.S. Well Services, LLC	Oil & Gas Services	Class A Units (5,680,688 Units)		6,260	6,260	2.5%

U.S. Well Services, LLC	Oil & Gas Services	Class B Units (2,076,298 Units)		441	441	0.2%

				16,693	16,693	6.7%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Subordinated Debt (12)		813	1,016	0.4%

				813	1,016	0.4%

Sub Total Affiliate investments				$56,043	$78,454	31.4%

Control investments- 36.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (12% Cash, 4% PIK, Due 5/24/18)	12,001	$12,001	$12,001	4.9%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (19.7% fully diluted ownership)		1,394	-	0.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (10% fully diluted ownership)		-	-	0.0%

				13,395	12,001	4.9%

Eastport Holdings, LLC	Business Services	Subordinated Debt (14.1% Cash (3 month LIBOR + 13%, 0.5% Floor), Due 4/29/20)	16,500	14,169	16,500	6.6%

Eastport Holdings, LLC	Business Services	Membership Units (30.1% fully diluted) (11)		4,733	18,148	7.3%

				18,902	34,648	13.9%

Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/15/18) (1)	1,862	1,862	1,862	0.8%

Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/15/18) (1)	4,029	4,029	4,029	1.6%

Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	2,566	1.0%

				7,520	8,457	3.4%

Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (15% Cash, Due 10/30/20) (1)	6,500	6,500	6,500	2.6%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10% Cash Dividend) (6)		1,000	1,000	0.4%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	5,486	2.2%

				7,501	12,986	5.2%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/17) (1) (2)	11,596	11,020	11,485	4.6%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)		3,278	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)		2,365	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,107 shares)		33	-	0.0%

				16,696	11,485	4.6%

Print Direction, Inc.	Printing Services	First Lien Debt (10% Cash, 2% PIK, Due 2/24/19)	17,403	17,403	10,187	4.0%

Print Direction, Inc.	Printing Services	Common Stock (18,543 shares)		2,990	-	0.0%

Print Direction, Inc.	Printing Services	Common Stock Warrants (820 shares)		-	-	0.0%

				20,393	10,187	4.0%

Sub Total Control investments				$84,407	$89,764	36.0%

TOTAL INVESTMENTS - 213.4%				$509,286	$532,478	213.4%

Derivatives - (1.7)%

Eastport Holdings, LLC	Business Services	Written Call Option (11)		$(20)	$(4,221)	(1.7)%

TOTAL DERIVATIVES- (1.7)%				$(20)	$(4,221)	(1.7)%

(1) The maturity date of the original investment has been extended.

(2) Non-accrual investment.

(3) The cash rate equals the approximate current yield on our last-out portion of the unitranche facility.

(4) All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.

(5) Percentages are based on net assets of $249,479 as of March 31, 2017.

(6) The equity investment is income producing, based on rate disclosed.

(7) The equity investment has an exercisable put option.

(8) Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2017, 7.2% of the Company's total assets were non-qualifying assets.

(9) Interest rate was amended to zero. The Company is entitled to receive earn-out payments of up to $2.4 million in satisfaction of the debt.

(10) In addition to the stated rate, the investment is paying 3% default interest.

(11) The Company has written a call option that enables CapitalSouth Partners Florida Sidecar Fund II, L.P. to purchase up to 31.25% of the Company's interest at a strike price of $1.5 million. As of March 31, 2017, the fair value of the written call option is approximately $4.2 million. See Note 4 to the consolidated financial statements for further detail on the written call option transaction.

(12) The investment has been exited. The residual value reflects estimated escrow to be settled post-closing.

(13) The Company has accrued 50% of contractual interest as the portfolio company is undergoing amendments to senior and subordinated loans outstanding.

(14) The investment has a $0.8 million unfunded commitment.

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2016

Company (4) , (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Non-control/non-affiliated investments - 157.1%

AAE Acquisition, LLC	Industrial Equipment Rental	Second Lien Debt (12% Cash, Due 3/31/18)	$11,000	$11,000	$10,755	4.3%

AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (14% fully diluted)		17	-	0.0%

				11,017	10,755	4.3%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (10.5% Cash (3 month LIBOR + 9.5%, 1% Floor), Due 6/11/20) (13)	9,034	9,034	8,582	3.4%

				9,034	8,582	3.4%

American Exteriors, LLC	Replacement Window Manufacturer	First Lien Debt (10% PIK, Due 1/1/17) (1) (2)	6,456	4,679	2,571	1.0%

American Exteriors, LLC	Replacement Window Manufacturer	Common Stock Warrants (10% fully diluted)		-	-	0.0%

				4,679	2,571	1.0%

AmeriMark Direct, LLC	Consumer Products	First Lien Debt (12.75% Cash, Due 9/8/21)	19,700	19,192	19,542	7.8%

				19,192	19,542	7.8%

B&W Quality Growers, LLC	Farming	Subordinated Debt (14% Cash, Due 7/23/20)	6,000	5,996	6,000	2.4%

B&W Quality Growers, LLC	Farming	Membership Unit Warrants (91,739 Units)		20	5,779	2.3%

				6,016	11,779	4.7%

BigMouth, Inc.	Consumer Products	First Lien Debt (12.6% Cash, Due 11/14/21) (3)	10,313	10,313	10,313	4.1%

BigMouth, Inc.	Consumer Products	Series A Preferred Stock (350,000 shares, 8% PIK) (6)		354	354	0.1%

				10,667	10,667	4.2%

Bluestem Brands, Inc.	Online Merchandise Retailer	First Lien Debt (8.5% Cash (1 month LIBOR + 7.5%, 1% Floor), Due 11/7/20)	4,279	4,169	4,169	1.7%

				4,169	4,169	1.7%

Brock Holdings III, Inc.	Industrial Specialty Services	Second Lien Debt (10% Cash (1 month LIBOR + 8.25%, 1.75% Floor), Due 3/16/18)	5,000	4,935	4,750	1.9%

				4,935	4,750	1.9%

Brunswick Bowling Products, Inc.	Bowling Products	First Lien Debt (8% Cash (1 month LIBOR + 6.0%, 2% Floor), Due 5/22/20)	1,600	1,600	1,600	0.6%

Brunswick Bowling Products, Inc.	Bowling Products	First Lien Debt (16.25% Cash (1 month LIBOR + 14.25%, 2% Floor), Due 5/22/20)	5,586	5,586	5,586	2.2%

Brunswick Bowling Products, Inc.	Bowling Products	Preferred Shares (2,966 shares, 8% PIK) (6)		3,384	5,317	2.1%

				10,570	12,503	4.9%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	1,408	0.6%

				5	1,408	0.6%

California Pizza Kitchen, Inc.	Restaurant	Second Lien Debt (11% Cash (1 month LIBOR + 10%, 1% Floor), Due 8/23/23)	5,000	4,857	4,857	1.9%

				4,857	4,857	1.9%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)		258	137	0.1%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock Warrants (655,908 units) (7)		264	309	0.1%

				522	446	0.2%

Cedar Electronics Holding Corp.	Consumer Electronics	Subordinated Debt (12% Cash, Due 12/26/20)	21,550	21,550	20,818	8.3%

				21,550	20,818	8.3%

Community Choice Financial, Inc.	Financial Services	First Lien Debt (18% Cash (1 month LIBOR + 17%, 1% Floor), Due 3/30/18) (1)(8)	15,000	15,000	15,000	6.0%

				15,000	15,000	6.0%

Construction Partners, Inc.	Construction Services	Second Lien Debt (11.5% Cash, Due 6/12/20)	9,500	9,500	9,500	3.8%

				9,500	9,500	3.8%

Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9% Cash, 2% PIK, Due 11/29/21)	16,267	16,267	15,648	6.2%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	728	0.3%

				17,842	16,376	6.5%

CSM Bakery Solutions, LLC	Bakery Supplies Distributor	Second Lien Debt (8.75% Cash (1 month LIBOR + 7.75%, 1% Floor), Due 8/7/22)	12,000	11,813	10,776	4.3%

				11,813	10,776	4.3%

Emerging Markets Communications, LLC	Satellite Communications	Second Lien Debt (10.625% Cash (1 month LIBOR + 9.625%, 1% Floor), Due 7/1/22)	5,000	4,946	5,000	2.0%

				4,946	5,000	2.0%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2016

Company (4) , (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Flavors Holdings, Inc.	Food Product Manufacturer	First Lien Debt (6.75% Cash (1 month LIBOR + 5.75%, 1% Floor), Due 4/3/20)	7,100	6,930	6,411	2.6%

Flavors Holdings, Inc.	Food Product Manufacturer	Second Lien Debt (11% Cash (1 month LIBOR + 10%, 1% Floor), Due 10/3/21)	12,000	11,671	10,188	4.1%

				18,601	16,599	6.7%

Group Cirque du Soleil, Inc.	Entertainment	Second Lien Debt (9.25% Cash (3 month LIBOR + 8.25%, 1% Floor), Due 7/8/23) (8)	1,000	988	987	0.4%

				988	987	0.4%

Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Subordinated Debt (Due 12/9/19) (9)	2,000	2,000	1,532	0.6%

				2,000	1,532	0.6%

Kelle's Transport Service, LLC	Transportation	First Lien Debt (14% Cash, Due 3/31/19)	13,674	13,668	13,252	5.3%

Kelle's Transport Service, LLC	Transportation	Preferred Units (1,000 units, 10% PIK Dividend) (6)		3,433	3,433	1.4%

Kelle's Transport Service, LLC	Transportation	Common Stock Warrants (15% fully diluted)		22	171	0.1%

				17,123	16,856	6.8%

Medical Depot, Inc.	Medical Device Distributor	Subordinated Debt (14% Cash, Due 9/27/20) (1)	14,667	14,667	14,667	5.9%

Medical Depot, Inc.	Medical Device Distributor	Series C Convertible Preferred Stock (740 shares)		1,333	6,440	2.6%

				16,000	21,107	8.5%

Nielsen & Bainbridge, LLC	Home Décor Manufacturer	Second Lien Debt (10.5% Cash (6 month LIBOR + 9.25%, 1% Floor), Due 8/15/21)	15,000	14,849	14,670	5.9%

				14,849	14,670	5.9%

Nth Degree, Inc.	Business Services	First Lien Debt (8.0% Cash (1 month LIBOR + 7%, 1% Floor), 1% PIK, Due 12/14/20)	9,904	9,904	9,904	4.0%

Nth Degree, Inc.	Business Services	First Lien Debt (12.5% Cash (1 month LIBOR + 11.5%, 1% Floor), 2% PIK, Due 12/14/20)	7,351	7,351	7,351	2.9%

Nth Degree, Inc.	Business Services	Preferred Stock (10% PIK dividend) (6)		2,662	4,581	1.8%

				19,917	21,836	8.7%

Portrait Innovations, Inc.	Professional and Personal Digital Imaging	Subordinated Debt (12% Cash, Due 2/26/20)	9,000	9,000	9,000	3.6%

				9,000	9,000	3.6%

Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (12% Cash, 4% PIK, Due 7/17/19)	10,851	10,750	10,851	4.3%

				10,750	10,851	4.3%

Sierra Hamilton, LLC	Oil & Gas Engineering and Consulting Services	First Lien Debt (12.25% Cash, Due 12/15/18) (2)	15,000	15,000	4,500	1.8%

				15,000	4,500	1.8%

Sur La Table, Inc.	Retail	First Lien Debt (12% Cash, Due 7/28/20)	15,000	15,000	15,000	6.0%

				15,000	15,000	6.0%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	1,001	0.4%

				758	1,001	0.4%

U.S. Well Services, LLC	Oil & Gas Services	First Lien Debt (14.1% PIK (1 month LIBOR + 13.5%, 0.5% floor), Due 5/2/19)	15,083	15,054	15,083	6.0%

				15,054	15,083	6.0%

Velum Global Credit Management, LLC	Financial Services	First Lien Debt (15% PIK, Due 12/31/17) (1) (8)	10,553	10,553	10,553	4.2%

				10,553	10,553	4.2%

Vintage Stock, Inc.	Specialty Retail	First Lien Debt (13.1% Cash (1 month LIBOR + 12.5%, 0.5% floor), 3% PIK, Due 11/3/21)	22,067	22,067	22,067	8.8%

				22,067	22,067	8.8%

Vology, Inc.	Information Technology	Subordinated Debt (15% Cash (3 month LIBOR + 14%, 1% Floor, 2% PIK), Due 1/24/21)	8,082	8,082	8,082	3.2%

				8,082	8,082	3.2%

Western Windows Systems, LLC	Building Products	First Lien Debt (11.7% Cash, Due 7/31/20) (3)	10,500	10,500	10,500	4.2%

Western Windows Systems, LLC	Building Products	Membership Units (39,860 units)		3,000	7,652	3.0%

				13,500	18,152	7.2%

Xirgo Technologies, LLC	Information Technology	Subordinated Debt (11.5% Cash, Due 3/1/22)	15,750	15,750	15,750	6.3%

Xirgo Technologies, LLC	Information Technology	Membership Units (400,000 units)		400	400	0.2%

				16,150	16,150	6.5%

Sub Total Non-control/non-affiliated investments				$391,706	$393,525	157.1%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2016

Company (4) , (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Affiliate investments - 24.5%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Subordinated Debt (14% Cash, Due 8/9/19) (10)	$3,000	$3,000	$3,000	1.2%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Subordinated Debt (12% Cash, Due 8/9/19) (10)	5,828	5,828	5,828	2.3%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock (1,253,198 shares)		1,504	1,248	0.5%

				10,332	10,076	4.0%

City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 9/28/17) (1)	8,231	8,231	8,231	3.3%

City Gear, LLC	Footwear Retail	Preferred Membership Units (2.78% fully diluted, 9% Cash Dividend) (6)		1,269	1,269	0.5%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.38% fully diluted)		-	9,736	3.9%

				9,500	19,236	7.7%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8% PIK dividend) (6)		2,648	2,864	1.1%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,046	0.4%

				2,650	3,910	1.5%

J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13% Cash, Due 7/16/18)	6,182	6,182	6,182	2.5%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	-	0.0%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (6,369 shares)		-	-	0.0%

				7,000	6,182	2.5%

LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)		1,525	8,497	3.4%

				1,525	8,497	3.4%

MJC Holdings, LLC	Specialty Clothing	Series A Preferred Units (2,000,000 units)		1,000	5,011	2.0%

				1,000	5,011	2.0%

MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12% Cash, Due 1/31/18) (1)	2,600	2,600	2,600	1.0%

MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 1/31/18) (1)	400	388	400	0.2%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6% PIK dividend) (6)		1,296	1,433	0.6%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	228	0.1%

				4,284	4,661	1.9%

MTI Holdings, LLC	Retail Display & Security Services	Membership Units (2,000,000 units) (12)		-	537	0.2%

				-	537	0.2%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Subordinated Debt (13% Cash, Due 4/8/19) (1)	1,425	1,425	1,425	0.6%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership)		750	805	0.3%

				2,175	2,230	0.9%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares) (12)		-	109	0.0%

				-	109	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Subordinated Debt (12)		813	1,015	0.4%

				813	1,015	0.4%

Sub Total Affiliate investments				$39,279	$61,464	24.5%

Control investments- 34.6%

CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (12% Cash, 4% PIK, Due 5/24/18)	$11,882	$11,882	$11,882	4.9%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (19.7% fully diluted ownership)		1,394	200	0.1%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (10% fully diluted ownership)		-	101	0.0%

				13,276	12,183	5.0%

Eastport Holdings, LLC	Business Services	Subordinated Debt (13.9% Cash (3 month LIBOR + 13%, 0.5% Floor), Due 4/29/20)	16,500	13,982	16,500	6.6%

Eastport Holdings, LLC	Business Services	Membership Units (30.1% fully diluted) (11)		4,733	13,395	5.4%

				18,715	29,895	12.0%

Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/15/18) (1)	1,862	1,862	1,862	0.8%

Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/15/18) (1)	3,989	3,989	3,989	1.6%

Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	2,523	1.0%

				7,480	8,374	3.4%

Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (15% Cash, Due 10/30/20) (1)	6,500	6,500	6,500	2.6%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2016

Company (4) , (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10% Cash Dividend)		1,000	1,000	0.4%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	5,634	2.3%

				7,501	13,134	5.3%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/17) (1) (2)	10,303	9,837	10,303	4.1%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)		3,278	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)		2,365	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,107 shares)		33	-	0.0%

				15,513	10,303	4.1%

Print Direction, Inc.	Printing Services	First Lien Debt (10% Cash, 2% PIK, Due 2/24/19)	17,316	17,316	12,761	5.1%

Print Direction, Inc.	Printing Services	Common Stock (18,543 shares)		2,990	-	0.0%

Print Direction, Inc.	Printing Services	Common Stock Warrants (820 shares)		-	-	0.0%

				20,306	12,761	5.1%

Sub Total Control investments				$82,791	$86,650	34.9%

TOTAL INVESTMENTS - 216.5%				$513,776	$541,639	216.5%

Derivatives - (1.1)%

Eastport Holdings, LLC	Business Services	Written Call Option (11)		$(20)	$(2,736)	(1.1)%

TOTAL DERIVATIVES- (1.1)%				$(20)	$(2,736)	(1.1)%

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

(8) Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2016, 4.5% of the Company's total assets were non-qualifying assets.

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

Note 1. Organization

Capitala Finance Corp. (the “Company”, “we”, “us”, and “our”) is an externally managed non-diversified closed-end management investment company incorporated in Maryland that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and as such, is subject to reduced public company reporting requirements. The Company commenced operations on May 24, 2013 and completed its initial public offering (“IPO”) on September 30, 2013. The Company is managed by Capitala Investment Advisors, LLC (the “Investment Advisor”), an investment adviser that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and the Administrator provides the administrative services necessary for the Company to operate. For U.S. federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through our subsidiaries that are licensed by the U.S. Small Business Administration (“SBA”) under the Small Business Investment Company (“SBIC”) Act, the Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests in first lien, second lien, and subordinated loans, and, to a lesser extent, equity securities issued by lower middle-market companies and traditional middle-market companies.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company is considered an investment company as defined in Accounting Standards Codification (“ASC”) Topic 946 – Financial Services – Investment Companies (“ASC 946”). The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying our annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries as described in the Formation Transactions above.

The Company’s financial statements as of March 31, 2017 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and Florida Sidecar) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the period ended December 31, 2016, filed with the U.S. Securities and Exchange Commission on March 7, 2017.

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

Valuation of Investments

The Company applies fair value accounting to all of its financial instruments in accordance with the 1940 Act and ASC Topic 820 —Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 4.

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

As a practical expedient, the Company used the net asset value (“NAV”) as the basis for the fair value of its investment in CSLLF for the periods held. CSLLF recorded its underlying investments at fair value on a daily basis utilizing pricing information from third-party sources.

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

Non-accrual investments: Generally, when interest and/or principal payments on a loan become 90 days or more past due, or when the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status, and will generally cease recognizing interest income and PIK interest on that loan for financial reporting purposes. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. The Company may elect to cease accruing PIK interest and continue accruing interest income in cases where a loan is currently paying its interest income but, in management’s judgment, there is a reasonable likelihood of principal loss on the loan. Non-accrual loans are returned to accrual status when the borrower’s financial condition improves such that management believes current interest and principal payments are expected to be collected.

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

Other income: Origination fees, amendment fees, consent fees, and other fees associated with investments in portfolio companies are recognized as income when the investment transaction closes (to the extent services are performed to earn such income). Prepayment penalties received by the Company for debt instruments repaid prior to maturity date are recorded as income upon receipt.

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

Commitments and Contingencies

As of March 31, 2017 and December 31, 2016, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $0.8 million (U.S. Well Services, LLC) and $1.2 million (On-Site Fuel Services, Inc.), respectively.

In the ordinary course of business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that could lead to the execution of these provisions against the Company. Based on its history and experience, management believes that the likelihood of such an event is remote.

In the ordinary course of business, the Company may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Company or result in direct losses to the Company. In management’s opinion, no direct losses with respect to litigation contingencies were probable as of March 31, 2017 and December 31, 2016. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of March 31, 2017 and December 31, 2016, there were no uncertain tax positions.

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

The Company’s activities since commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three months ended March 31, 2017 and March 31, 2016. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

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

Note 4. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through the Company’s subsidiaries that are licensed by the SBA under the SBIC Act, the Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests in first lien, second lien, and subordinated loans. Most of the Company’s debt investments are coupled with equity interests, whether in the form of detachable “penny” warrants or equity co-investments made pari-passu with our borrowers’ financial sponsors. As of March 31, 2017, our portfolio consisted of investments in 51 portfolio companies with a fair value of approximately $532.5 million.

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

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and which are not subject to the blockage of cash interest payments to the Company at the first lien lender’s discretion.

In addition to first and second lien loans, the Company may also invest in subordinated loans. Subordinated loans typically have a second lien on all or substantially all of the borrower’s assets, and unlike second lien loans, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the three months ended March 31, 2017, the Company made approximately $21.7 million of investments and had approximately $33.0 million in repayments and sales resulting in net repayments and sales of approximately $11.3 million for the period. During the three months ended March 31, 2016, the Company made approximately $27.5 million of investments and had approximately $10.2 million in repayments and sales of investments resulting in net investments of approximately $17.3 million for the period.

During the three months ended March 31, 2017, the Company funded $1.2 million of previously committed capital to existing portfolio companies. During the three months ended March 31, 2017, the Company funded $20.5 million of investments in portfolio companies for which it was not previously committed to fund. During the three months ended March 31, 2016, the Company funded $2.8 million of previously committed capital to existing portfolio companies. During the three months ended March 31, 2016, the Company funded $24.7 million of investments in portfolio companies for which it was not previously committed to fund. In addition to investing directly in portfolio companies, the Company may assist portfolio companies in securing financing from other sources by introducing portfolio companies to sponsors or by leading a syndicate of investors to provide the portfolio companies with financing. During the three months ended March 31, 2017 and March 31, 2016, the Company did not lead any syndicates and did not assist any portfolio companies in obtaining indirect financing.

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

The Written Call Option granted FSC II the right to purchase up to 31.25% of the Company’s equity investment in Eastport Holdings, LLC. The Written Call Option has a strike price of $1.5 million and a termination date of August 31, 2018. The fair value of the Written Call Option, which has been treated as a derivative liability and is recorded in the financial statement line item Written Call Option at fair value in our consolidated statements of assets and liabilities, was approximately $4.2 million as of March 31, 2017. For purposes of determining the fair value of the Written Call Option, the Company calculated the difference in the fair value of the underlying equity investment in Eastport Holdings, LLC and the strike price of the Written Call Option, or intrinsic value. The time value of the Written Call Option as of March 31, 2017 was determined to be insignificant. The Written Call Option is classified as a Level 3 financial instrument.

The composition of our investments as of March 31, 2017, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$256,542	50.4%	$235,864	44.3%
Second Lien Debt	63,729	12.5	60,661	11.4
Subordinated Debt	135,714	26.6	135,606	25.5
Equity and Warrants	53,301	10.5	100,347	18.8
Total	$509,286	100.0%	$532,478	100.0%

The composition of our investments as of December 31, 2016, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$244,647	47.6%	$226,578	41.8%
Second Lien Debt	74,559	14.5	71,483	13.2
Subordinated Debt	148,849	29.0	150,232	27.8
Equity and Warrants	45,721	8.9	93,346	17.2
Total	$513,776	100.0%	$541,639	100.0%

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

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the Board that is consistent with ASC 820 (see Note 2). Consistent with the Company’s valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading, in determining fair value.

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

The following table presents the fair value measurements of investments, by major class, as of March 31, 2017 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$235,864	$235,864
Second Lien Debt	—	—	60,661	60,661
Subordinated Debt	—	—	135,606	135,606
Equity and Warrants	—	—	100,347	100,347
Total	$—	$—	$532,478	$532,478

The following table presents fair value measurements of the Written Call Option as of March 31, 2017 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Written Call Option	$—	$—	$(4,221)	$(4,221)
Total	$—	$—	$(4,221)	$(4,221)

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2017 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Warrants	Total
Balance as of January 1, 2017	$226,578	$71,483	$150,232	$93,346	$541,639
Reclassifications	(6,701)	—	—	6,701	—
Repayments/sales	(1,273)	(10,790)	(14,667)	(6,319)	(33,049)
Purchases	18,526	—	1,182	2,000	21,708
Payment in-kind interest and dividends accrued	1,277	—	164	214	1,655
Accretion of original issue discount	66	100	184	—	350
Realized gain (loss) from investments	—	(140)	—	4,986	4,846
Net unrealized appreciation (depreciation) on investments	(2,609)	8	(1,489)	(581)	(4,671)
Balance as of March 31, 2017	$235,864	$60,661	$135,606	$100,347	$532,478

The following table provides a reconciliation of the beginning and ending balances for the Written Call Option that use Level 3 inputs for the three months ended March 31, 2017 (dollars in thousands):

Written Call Option
Balance as of December 31, 2016	$(2,736)
Net unrealized depreciation on Written Call Option	(1,485)
Balance as of March 31, 2017	$(4,221)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2016 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Warrants	Total(1)
Balance as of January 1, 2016	$199,843	$80,610	$194,485	$98,480	$573,418
Repayments/sales	(1,157)	—	(2,699)	(6,330)	(10,186)
Purchases	3,389	—	19,267	4,867	27,523
Payment in-kind interest and dividends accrued	769	—	118	317	1,204
Accretion of original issue discount	59	52	243	—	354
Realized gain (loss) from investments	—	—	(2,300)	38	(2,262)
Net unrealized appreciation (depreciation) on investments	(4,288)	(113)	(4,890)	(424)	(9,715)
Balance as of March 31, 2016	$198,615	$80,549	$204,224	$96,948	$580,336

(1)	Excludes our $18.5 million investment in CSLLF, measured at NAV.

The net change in unrealized appreciation (depreciation) on investments held as of March 31, 2017 and 2016, was $(4.8) million and $(11.2) million, respectively, and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and (liabilities) as of March 31, 2017 were as follows:

	Fair Value (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
First lien debt	$199.9	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	7.0% - 19.5% (14.0%) 2.0x - 6.8x (3.6x) $1.8 million - $134.6 million ($22.1 million)
First lien debt	$36.0	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	5.0x – 5.5x (5.1x) $2.0 million - $3.5 million ($2.6 million) 0.3x – 0.3x (0.3x) $88.1 million - $88.1 million ($88.1 million)
Second lien debt	$60.7	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	10.7% - 17.8% (13.5%) 0.4x – 12.5x (5.6x) $7.9 million - $145.0 million ($74.0 million)
Subordinated debt	$98.8	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	11.5% – 19.2% (14.3%) 1.6x – 8.3x (5.2x) $1.7 million - $20.2 million ($11.7 million)
Subordinated debt	$36.8	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple Adjusted EBITDA	5.5x – 7.3x (6.3x) $1.8 million - $30.0 million ($16.5 million)
Equity shares and warrants	$100.3	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA	5.0x – 15.0x (7.4x) $1.8 million - $48.6 million ($18.0 million)
Written Call Option	$(4.2)	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA	6.5x – 6.5x (6.5x) $30.0 million - $30.0 million ($30.0 million)

(1)	$2.5 million in subordinated debt and $2.8 million in first lien debt were valued using the asset approach.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and (liabilities) as of December 31, 2016 were as follows:

	Fair Value (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
First lien debt	$173.3	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	9.5% - 18.0% (14.2%) 2.0x – 6.4x (4.1x) $1.8 million - $166.0 million ($24.1million)
First lien debt	$53.3	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	4.5x – 9.0x (6.3x) $2.5 million - $34.3 million ($13.1 million) 0.3x – 0.3x (0.3x) $88.1 million -$88.1 million ($88.1 million)
Second lien debt	$71.5	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	10.0% - 17.3% (13.3%) 0.0x – 7.5x (5.0x) $8.1 million - $166.0 million ($76.5 million)
Subordinated debt	$114.6	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	11.5% – 20.0% (13.6%) 1.5x – 6.7x (4.1x) 2.0 million - $63.7 million ($21.4 million)
Subordinated debt	$35.6	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple Adjusted EBITDA	5.0x – 8.7x (6.3x) $1.8 million – $27.6 million ($15.7 million)
Equity and warrants	$93.3	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA	4.5x – 12.2x (7.6%) $1.8 million - $63.7 million ($17.5 million)
Written Call Option	$(2.7)	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA	6.25x – 6.25x (6.25x) $27.6 million - $27.6 million ($27.6 million)

(1)	$2.5 million in subordinated debt and $2.6 million in first lien debt were valued using the asset approach

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

Capitala Senior Liquid Loan Fund I, LLC

On March 24, 2015, the Company and Trinity Universal Insurance Company (“Trinity”), a subsidiary of Kemper Corporation (“Kemper”), entered into a limited liability company agreement to co-manage CSLLF. The purpose and design of the joint venture was to invest primarily in broadly syndicated senior secured loans to middle-market companies, which were purchased on the secondary market. Capitala and Trinity committed to provide $25.0 million of equity to CSLLF, with Capitala providing $20.0 million and Trinity providing $5.0 million, resulting in an 80%/20% economic ownership between the two parties. The board of directors and investment committee of CSLLF were split 50/50 between Trinity and Capitala, resulting in equal voting power between the two entities. In September 2016, the Company and Trinity elected to wind-down operations of CSLLF. During the fourth quarter of 2016, CSLLF sold all referenced assets underlying the total return swap (“TRS”) and declared final distributions, inclusive of dividends and return of capital. Because the TRS was wound down in a prior period, only comparative period disclosures are included herein. For the three months ended March 31, 2016, we received $0.5 million in dividend income from our equity interest in CSLLF.

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

CSLLF was required to initially cash collateralize a specified percentage of each loan (generally 20% to 35% of the market value of senior secured loans) included under the TRS in accordance with margin requirements described in the TRS Agreement. As of December 31, 2016, CSLLF has posted $0.0 million in collateral to Bank of America in relation to the TRS which is recorded on CSLLF’s statements of assets and liabilities as cash held as collateral on total return swap. CSLLF may be required to post additional collateral as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The cash collateral represents CSLLF’s maximum credit exposure as of December 31, 2016.

In connection with the TRS, CSLLF has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions governed by an ISDA 2002 Master Agreement.

CSLLF’s receivable due on the TRS represents realized amounts from payments on underlying loans in the total return swap portfolio. At December 31, 2016, the receivable due on TRS was $0.1 million and is recorded on CSLLF’s statements of assets and liabilities below. CSLLF does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the statements of assets and liabilities as of December 31, 2016.

Transactions in TRS contracts during the three months ended March 31, 2016 resulted in $0.7 million in realized gains and $0.8 million in unrealized appreciation, which is recorded on CSLLF’s statements of operations below.

The following represents the volume of the CSLLF’s derivative transactions during the three months ended March 31, 2016 (dollars in thousands):

For the Three Months Ended March 31,2016
Average notional par amount of contract	$78,203

Below is certain summarized financial information for CSLLF as of December 31, 2016 and for the three months ended March 31, 2016 (dollars in thousands):

As of December 31, 2016
ASSETS
Receivable due on Total Return Swap	$82
Total assets	$82

LIABILITIES
Distribution payable	$82
Total liabilities	$82
NET ASSETS

Total net assets	$—
Total liabilities and net assets	$82

For the Three Months
Ended
March 31, 2016

Administrative and legal expenses	$(30)
Net operating loss	$(30)

Net realized gain on Total Return Swap	$726
Net unrealized appreciation on Total Return Swap	757
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,453

Note 5. Fair Value of Financial Instruments

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2017, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
SBA debentures	$170,700	$172,258	$—	$—	$172,258
Notes	113,438	115,207	115,207	—	—
Credit Facility	44,000	43,979	—	—	43,979
Total	$328,138	$331,444	$115,207	$—	$216,237

(1)	Carrying value equals the gross principal outstanding at period end.

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2016, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
SBA debentures	$170,700	$175,581	$—	$—	$175,581
Notes	113,438	115,888	115,888	—	—
Credit Facility	44,000	43,927	—	—	43,927
Total	$328,138	$335,396	$115,888	$—	$219,508

(1)	Carrying value equals the gross principal outstanding at period end.

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

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Advisor that would, when taken together with all other incentive fees paid to the Investment Advisor during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. As of March 31, 2017 and December 31, 2016, the Company had incentive fees payable to the Investment Advisor of $3.9 million and $6.4 million

For the three months ended March 31, 2017 and 2016, the Company incurred $2.5 million and $2.7 million in base management fees, respectively. The Company incurred $1.3 million and $1.7 million in incentive fees related to pre-incentive fee net investment income for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017 and 2016, the Investment Advisor waived incentive fees of $1.0 million and $0.6 million, respectively.

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

Payments under the Administration Agreement are equal to an amount based upon the allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the allocable portion of the compensation of the chief financial officer, chief compliance officer, and their respective administrative support staff. Under the Administration Agreement, the Administrator will also provide on the Company’s behalf, managerial assistance to those portfolio companies that request such assistance. Unless terminated earlier in accordance with its terms, the Administration Agreement will remain in effect if approved annually by the Board. The Board most recently approved the renewal of the Administration Agreement on August 4, 2016. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without any incremental profit to our Administrator. Stockholder approval is not required to amend the Administration Agreement.

For the three months ended March 31, 2017 and 2016, we paid the Administrator $0.3 million and $0.3 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

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

Note 7. Related Party Transactions

At March 31, 2017 and December 31, 2016, the Company had the following receivables from (payables to) related parties relating to certain management fees, incentive fees, reimbursable expenses, and other payments owed to related parties (dollars in thousands):

	March 31, 2017	December 31, 2016
CapitalSouth Corporation	$143	$182
CapitalSouth Partners Florida Sidecar Fund II, L.P.	—	(35)
Capitala Investment Advisors, LLC	(3,887)	(6,426)
Total	$(3,744)	$(6,279)

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

Note 8. Borrowings

SBA Debentures

The Company, through its two wholly owned subsidiaries, uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of March 31, 2017 and December 31, 2016, the Company has $170.7 million of SBA-guaranteed debentures outstanding. The Company has issued all SBA-guaranteed debentures that were permitted under each of the Legacy Funds’ respective SBIC licenses (as applicable), and there are no unused SBA debenture commitments remaining. SBA-guaranteed debentures are secured by a lien on all assets of Fund II and Fund III. As of March 31, 2017 and December 31, 2016, Fund II and Fund III had total assets of approximately $352.0 million and $349.4 million, respectively. On June 10, 2014, the Company received an exemptive order from the SEC exempting the Company, Fund II, and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. The Company intends to comply with the conditions of the order.

For the three months ended March 31, 2017 and 2016, we recorded $1.6 million and $1.8 million, respectively, in interest expense and annual charges and $0.2 million and $0.2 million, respectively, of amortization of deferred financing costs related to SBA-guaranteed debentures. The weighted average interest rate for all SBA-guaranteed debentures as of March 31, 2017 and December 31, 2016 was 3.29%. In addition to the stated interest rate, the SBA also charges an annual fee on all SBA-guaranteed debentures issued, which is included in the Company’s interest expense. The weighted average annual fee for all SBA-guaranteed debentures as of March 31, 2017 and December 31, 2016 was 0.43%.

As of March 31, 2017 and December 31, 2016, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):

Fixed Maturity Date	Interest Rate	SBA Annual Charge	March 31, 2017	December 31, 2016
March 1, 2019	4.620%	0.941%	5,000	5,000
September 1, 2020	3.215%	0.285%	19,000	19,000
March 1, 2021	4.084%	0.515%	15,700	15,700
March 1, 2021	4.084%	0.285%	46,000	46,000
March 1, 2022	2.766%	0.285%	10,000	10,000
March 1, 2022	2.766%	0.515%	50,000	50,000
March 1, 2023	2.351%	0.515%	25,000	25,000
			$170,700	$170,700

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

For the three months ended March 31, 2017, the Company recorded $2.0 million of interest expense and $0.1 million of amortization of deferred financing costs related to the Notes. For the three months ended March 31, 2016, the Company recorded $2.0 million of interest expense and $0.1 million of amortization of deferred financing costs related to the Notes.

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

As of March 31, 2017 and December 31, 2016, the Company had $44.0 million outstanding under the Credit Facility. For the three months ended March 31, 2017, the Company recorded $0.4 million of interest expense, $0.2 million of amortization of deferred financing costs, and $0.1 million of unused commitment fees related to the Credit Facility. For the three months ended March 31, 2016, the Company recorded $0.6 million of interest expense, $0.2 million of amortization of deferred financing costs, and $0.1 million of unused commitment fees related to the Credit Facility.

The Credit Facility is secured by investments and cash held by Capitala Finance Corp., exclusive of assets held at our two SBIC subsidiaries. Assets pledged to secure the Credit Facility had a fair value of $227.6 million at March 31, 2017. As part of the terms of the Credit Facility, the Company may not make cash distributions with respect to any taxable year that exceed 110% (125% if the Company is not in default and its covered debt does not exceed 85% of the borrowing base) of the amounts required to be distributed to maintain eligibility as a RIC and to reduce our tax liability to zero for taxes imposed on our investment company taxable income and net capital gains.

Note 9. Directors Fees

Our independent directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting, and also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three months ended March 31, 2017 and 2016, the Company recognized director fee expense of $0.1 million. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

Note 10. Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in five portfolio companies that are considered significant subsidiaries under the guidance in Regulation S-X, but are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each such portfolio company, along with summarized financial information as of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and March 31, 2016.

Print Direction, Inc.

Print Direction, Inc., incorporated in Georgia on May 11, 2006, is a professional printing services firm serving customers, particularly fast food, retail, and other similar chains, throughout the U.S. Print Direction, Inc. also provides warehousing and distribution services for these customers. The income (loss) the Company generated from Print Direction, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $(2.1) million and $(0.5) million for the three months ended March 31, 2017 and March 31, 2016, respectively.

Navis Holdings, Inc.

Navis Holdings, Inc., incorporated in Delaware on December 21, 2010, designs and manufactures leading machinery for the global knit and woven finishing textile industries. The income the Company generated from Navis Holdings, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation) was $0.4 million and $0.6 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

On-Site Fuel Service, Inc.

On-Site Fuel Service, Inc. is a 100% owned subsidiary of On-Site Fuel Holdings, Inc., which was incorporated in Delaware on December 19, 2011. On-Site Fuel Service, Inc. provides fueling services for commercial and government vehicle fleets throughout the southeast U.S. The income (loss) the Company generated from On-Site Fuel Service, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $0.0 million and $(1.0) million for the three months ended March 31, 2017 and March 31, 2016, respectively.

CableOrganizer Holdings, LLC

CableOrganizer Holdings, LLC, a Delaware limited liability company that began operations on April 23, 2013, is a leading online provider of cable and wire management products. The income the Company generated from CableOrganizer Holdings, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $0.2 million and $0.5 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

Eastport Holdings, LLC

Eastport Holdings, LLC, an Ohio limited liability company organized on November 1, 2011, is a holding company consisting of marketing and advertising companies located across the U.S. The income the Company generated from Eastport Holdings, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $1.7 million and $6.2 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

The summarized unaudited financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):

	As of
Balance Sheet – Print Direction, Inc.	March 31, 2017	December 31, 2016
Current assets	$2,379	$3,596
Noncurrent assets	1,700	5,023
Total assets	$4,079	$8,619

Current liabilities	$4,100	$3,467
Noncurrent liabilities	14,580	14,856
Total liabilities	$18,680	$18,323

Total deficit	$(14,601)	$(9,704)

	For the three months ended
Statements of Operations – Print Direction, Inc.	March 31, 2017	March 31, 2016
Net sales	$2,730	$3,700
Cost of goods sold	1,378	1,606
Gross profit	$1,352	$2,094

Other expenses	$2,667	$3,028
Loss before income taxes	(1,315)	(934)
Income tax benefit	(553)	(392)
Net loss	$(762)	$(542)

	As of
Balance Sheet - Navis Holdings, Inc.	March 31, 2017	December 31, 2016
Current assets	$4,604	$5,006
Noncurrent assets	3,080	3,448
Total assets	$7,684	$8,454

Current liabilities	$2,271	$2,458
Noncurrent liabilities	7,001	7,017
Total liabilities	$9,272	$9,475

Total deficit	$(1,588)	$(1,021)

	For the three months ended
Statements of Operations - Navis Holdings, Inc.	March 31, 2017	March 31, 2016
Net sales	$3,324	$2,655
Cost of goods sold	2,047	1,537
Gross profit	$1,277	$1,118

Other expenses	$1,271	$1,216
Income (loss) before income taxes	6	(98)
Income tax provision (benefit)	3	(37)
Net income (loss)	$3	$(61)

	As of
Balance Sheet - On-Site Fuel Service, Inc.	March 31, 2017	December 31, 2016
Current assets	$11,401	$12,151
Noncurrent assets	20,144	17,644
Total assets	$31,545	$29,795

Current liabilities	$12,130	$17,911
Noncurrent liabilities	27,233	17,929
Total liabilities	$39,363	$35,840

Total deficit	$(7,818)	$(6,045)

	For the three months ended
Statements of Operations - On-Site Fuel Service, Inc.	March 31, 2017	March 31, 2016
Net sales	$36,894	$21,140
Cost of goods sold	35,400	19,722
Gross profit	$1,494	$1,418

Other expenses	$3,268	$2,533
Loss before income taxes	(1,774)	(1,135)
Income tax provision/(benefit)	—	—
Net loss	$(1,774)	$(1,135)

	As of
Balance Sheet – CableOrganizer Holdings, LLC	March 31, 2017	December 31, 2016
Current assets	$6,266	$5,837
Noncurrent assets	9,821	11,402
Total assets	$16,087	$17,239

Current liabilities	$5,025	$4,437
Noncurrent liabilities	12,003	12,134
Total liabilities	$17,028	$16,571

Total equity (deficit)	$(941)	$668

	For the three months ended
Statements of Operations – CableOrganizer Holdings, LLC	March 31, 2017	March 31, 2016
Net sales	$6,343	$5,314
Cost of goods sold	4,491	3,462
Gross profit	$1,852	$1,852

Other expenses	$2,152	$2,119
Loss before income taxes	(300)	(267)
Income tax provision/(benefit)	—	—
Net loss	$(300)	$(267)

	As of
Balance Sheet – Eastport Holdings, LLC	March 31, 2017	December 31, 2016
Current assets	$102,152	$106,388
Noncurrent assets	148,742	148,704
Total assets	$250,894	$255,092

Current liabilities	$154,337	$157,393
Noncurrent liabilities	49,484	52,044
Total liabilities	$203,821	$209,437

Total equity	$47,073	$45,655

	For the three months ended
Statements of Operations – Eastport Holdings, LLC	March 31, 2017	March 31, 2016
Net sales	$148,561	$131,487
Cost of goods sold	113,509	105,419
Gross profit	$35,052	$26,068

Other expenses	$33,836	$24,458
Income before income taxes	1,216	1,610
Income tax provision	117	832
Net income	$1,099	$778

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2017 and March 31, 2016, there were no dilutive shares.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three months ended March 31, 2017 and March 31, 2016 (dollars in thousands, except share and per share data):

	For the three months ended
Basic and diluted	March 31, 2017	March 31, 2016
Net increase (decrease) in net assets from operations	$4,881	$(4,189)
Weighted average common shares outstanding	15,873,655	15,785,943
Net increase (decrease) in net assets per share from operations – basic and diluted	$0.31	$(0.27)

Note 12. Distributions

The Company’s distributions are recorded as payable on the declaration date. Shareholders have the option to receive payment of the distribution in cash, shares of common stock, or a combination of cash and common stock.

The following table summarizes the Company’s distribution declarations for the three months ended March 31, 2017 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 3, 2017	January 20, 2017	January 30, 2017	$0.13	$1,993	5,304	$70
January 3, 2017	February 20, 2017	February 27, 2017	0.13	1,993	5,195	70
January 3, 2017	March 23, 2017	March 30, 2017	0.13	1,998	4,948	67
Total Distributions Declared and Distributed			$0.39	$5,984	15,447	$207

The following table summarizes the Company’s distribution declarations for the three months ended March 31, 2016 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 4, 2016	January 22, 2016	January 28, 2016	$0.1567	$2,392	8,135	$80
January 4, 2016	February 19, 2016	February 26, 2016	0.1567	2,405	7,076	70
January 4, 2016	March 22, 2016	March 30, 2016	0.1567	2,397	7,079	77
Total Distributions Declared and Distributed			$0.47	$7,194	22,290	$227

Note 13. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2017 and 2016 (dollars in thousands, except share and per share data):

	March 31, 2017	March 31, 2016
Per share data:
Net asset value at beginning of period	$15.79	$17.04
Net investment income (1)	0.39	0.47
Net realized gain (loss) on investments (1)	0.31	(0.14)
Net unrealized depreciation on investments(1)	(0.29)	(0.59)
Net unrealized depreciation on Written Call Option(1)	(0.09)
Distributions declared from net investment income	(0.39)	(0.47)
Other (7)	(0.01)	(0.02)
Net asset value at end of period	$15.71	$16.29
Net assets at end of period	$249,479	$257,419
Shares outstanding at end of period	15,883,492	15,799,635
Per share market value at end of period	$14.36	$12.00
Total return based on market value (2)	11.23%	3.90%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (9)	10.47%	11.34%
Ratio of incentive fee, net of incentive fee waiver, to average net assets (6)(10)	0.14%	0.42%
Ratio of debt related expenses to average net assets (8)	7.55%	7.68%
Ratio of other operating expenses, to average net assets (8)	5.87%	5.96%
Ratio of total expenses, net of fee waivers to average net assets (6)(9)	13.56%	14.06%
Portfolio turnover rate (3)	4.04%	1.71%
Average debt outstanding (4)	$328,138	$368,143
Average debt outstanding per common share	$20.67	$23.30
Asset coverage ratio per unit (5)	$2,585	$2,381

(1)	Based on daily weighted average balance of shares outstanding during the period.
(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(3)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value. Portfolio turnover rates that cover less than a full period are not annualized.
(4)	Based on daily weighted average balance of debt outstanding during the period.
(5)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of March 31, 2017 and March 31, 2016 pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(6)	The ratio of waived incentive fees to average net assets was 0.38% and 0.23% for the three months ended March 31, 2017 and March 31, 2016.
(7)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(8)	Ratios are annualized.
(9)	Ratios are annualized. Incentive fees, net of incentive fee waiver, included within the ratio are not annualized.
(10)	Ratio is not annualized.

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of March 31, 2017.

Distributions

On April 3, 2017, the Company’s Board declared normal monthly distributions for April, May, and June of 2017 as set forth below:

Date Declared	Record Date	Payment Date	Distributions per Share
April 3, 2017	April 19, 2017	April 27, 2017	$0.13
April 3, 2017	May 23, 2017	May 29, 2017	$0.13
April 3, 2017	June 21, 2017	June 29, 2017	$0.13

Portfolio Activity

On April 26, 2017, the Company received $15.0 million for its second lien debt investment in Nielsen & Bainbridge, LLC, repaid at par.

On May 1, 2017, the Company received $5.5 million for its equity investment in MJC Holdings, LLC, resulting in a realized gain of $4.5 million.

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

Some of the statements in the Quarterly Report on Form 10-Q constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate or repay their borrowings, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we use leverage as part of our investment strategy; and

•	the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in our Annual Report on Form 10-K.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in our Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or U.S. Securities and Exchange Commission (“SEC”) rule or regulation.

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

We invest in first lien, second lien, and subordinated loans. Most of our debt investments are coupled with equity interests, whether in the form of detachable “penny” warrants or equity co-investments made pari-passu with our borrowers’ financial sponsors.

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

Basis of Presentation

The Company is considered an investment company as defined in Accounting Standards Codification (“ASC”) Topic 946 – Financial Services – Investment Companies (“ASC 946”).

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

The Company’s financial statements as of March 31, 2017 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and Florida Sidecar) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the period ended December 31, 2016, filed with the SEC on March 7, 2017.

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

As a practical expedient, the Company used net asset value (“NAV”) as the basis for the fair value of its investment in CSLLF for the periods held. CSLLF recorded its underlying investments at fair value on a daily basis utilizing pricing information from third-party sources.

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

Non-accrual investments: Generally, when interest and/or principal payments on a loan become 90 days or more past due, or when the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status, and will generally cease recognizing interest income and PIK interest on that loan for financial reporting purposes. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. The Company writes off any previously accrued and uncollected cash interest when it is determined that interest is no longer considered collectible. The Company may elect to cease accruing PIK interest and continue accruing interest income in cases where a loan is currently paying its interest income but, in management’s judgment, there is a reasonable likelihood of principal loss on the loan. Non-accrual loans are returned to accrual status when the borrower’s financial condition improves such that management believes current interest and principal payments are expected to be collected.

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

ASC Topic 740 —  Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of March 31, 2017 and December 31, 2016, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of March 31, 2017 and December 31, 2016. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of March 31, 2017 and December 31, 2016. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

Portfolio and Investment Activity

As of March 31, 2017, our portfolio consisted of investments in 51 portfolio companies with a fair value of approximately $532.5 million.

During the three months ended March 31, 2017, we made approximately $21.7 million of investments and had approximately $33.0 million in repayments and sales of investments resulting in net repayments and sales of approximately $11.3 million for the period. During the three months ended March 31, 2016, we made approximately $27.5 million of investments and had approximately $10.2 million in repayments and sales resulting in net investments of approximately $17.3 million for the period.

On August 31, 2016, we sold a portion of 14 securities across 10 portfolio companies to CapitalSouth Partners Florida Sidecar Fund II, L.P. (“FSC II”), including granting an option to acquire a portion of our equity investment in Eastport Holdings, LLC (the “Written Call Option”), in exchange for 100% of the partnership interests in FSC II. Concurrent with the sale of these assets to FSC II , we received cash consideration of $47.6 million from an affiliated third-party purchaser in exchange for 100% of the partnership interests of FSC II. These assets were sold to FSC II at their June 30, 2016 fair market values, resulting in net realized gain of $0.1 million. Our Board pre-approved this transaction pursuant to Section 57(f) of the 1940 Act.

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

The Written Call Option granted FSC II the right to purchase up to 31.25% of our equity investment in Eastport Holdings, LLC. The Written Call Option has a strike price of $1.5 million and a termination date of August 31, 2018. The fair value of the Written Call Option, which has been treated as a derivative liability and is recorded in the financial statement line item Written Call Option at fair value in our consolidated statements of assets and liabilities, was approximately $4.2 million as of March 31, 2017. For purposes of determining the fair value of the Written Call Option, we calculated the difference in the fair value of the underlying equity investment in Eastport Holdings, LLC and the strike price of the Written Call Option, or intrinsic value. The time value of the Written Call Option as of March 31, 2017 was determined to be insignificant. The Written Call Option is classified as a Level 3 financial instrument.

As of March 31, 2017, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $10.0 million and $10.4 million, and $21.7 million and $34.6 million, respectively. As of March 31, 2017, the Company had approximately $40.6 million of cash and cash equivalents. As of December 31, 2016, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $9.7 million and $10.2 million, and $22.1 million and $29.9 million, respectively. As of December 31, 2016, the Company had approximately $36.3 million of cash and cash equivalents.

As of March 31, 2017, our debt investment portfolio, which represented 81.2% of our total portfolio, had a weighted average annualized yield of approximately 13.2%, exclusive of the impact of our non-accrual debt investments. As of March 31, 2017, 55.2% of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2016, our debt investment portfolio, which represented 82.8% of our total portfolio, had a weighted average annualized yield of approximately 13.2%, exclusive of the impact of our non-accrual debt investments. As of December 31, 2016, 57.1% of our debt investment portfolio was bearing a fixed rate of interest.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of March 31, 2017 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$256,542	46.7%	$235,864	41.1%
Second Lien Debt	63,729	11.6	60,661	10.6
Subordinated Debt	135,714	24.7	135,606	23.7
Equity and Warrants	53,301	9.7	100,347	17.5
Cash and Cash Equivalents	40,564	7.3	40,564	7.1
Total	$549,850	100.0%	$573,042	100.0%

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of December 31, 2016 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$244,647	44.5%	$226,578	39.2%
Second Lien Debt	74,559	13.5	71,483	12.3
Subordinated Debt	148,849	27.1	150,232	26.0
Equity and Warrants	45,721	8.3	93,346	16.2
Cash and Cash Equivalents	36,281	6.6	36,281	6.3
Total	$550,057	100.0%	$577,920	100.0%

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	March 31, 2017		December 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$58,284	10.9%	$51,731	9.5%
Financial Services	43,954	8.3	25,553	4.7
Consumer Products	30,465	5.7	30,209	5.6
Information Technology	24,273	4.6	24,232	4.5
Specialty Retail	21,693	4.1	22,067	4.1
Consumer Electronics	20,245	3.8	20,818	3.8
Footwear Retail	19,260	3.6	19,236	3.5
Building Products	18,267	3.4	18,152	3.3
Oil & Gas Services	16,693	3.1	15,083	2.8
Food Product Manufacturer	16,552	3.1	16,599	3.1
Sales & Marketing Services	15,722	3.0	16,376	3.0
Home Décor Manufacturer	15,000	2.8	14,670	2.7
Retail	15,000	2.8	15,000	2.8
Bowling Products	13,325	2.5	12,503	2.3
Textile Equipment Manufacturer	12,986	2.4	13,134	2.4
Transportation	12,982	2.4	16,856	3.1
Farming	12,695	2.4	11,779	2.2
Computer Supply Retail	12,001	2.3	12,183	2.2
Fuel Transportation Services	11,485	2.2	10,303	1.9
Industrial Equipment Rental	10,560	2.0	10,755	2.0
Healthcare Management	10,544	2.0	10,851	2.0
Bakery Supplies Distributor	10,500	2.0	10,776	2.0
Printing Services	10,187	1.9	12,761	2.4
Automobile Part Manufacturer	10,135	1.9	10,076	1.9
Construction Services	9,500	1.8	9,500	1.7
Professional and Personal Digital Imaging	8,974	1.7	9,000	1.7
Healthcare	8,649	1.6	8,582	1.6
QSR Franchisor	8,581	1.6	8,497	1.6
Conglomerate	8,457	1.6	8,374	1.5
Produce Distribution	6,150	1.2	6,182	1.1
Oil & Gas Engineering and Consulting Services	5,714	1.1	4,500	0.8
Specialty Clothing	5,011	0.9	5,011	0.9
Restaurant	4,862	0.9	4,857	0.9
Medical Device Distributor	4,791	0.9	25,768	4.8
Online Merchandise Retailer	4,115	0.8	4,169	0.8
Advertising & Marketing Services	3,925	0.7	3,910	0.7
Replacement Window Manufacturer	2,756	0.5	2,571	0.5
Automotive Chemicals & Lubricants	2,398	0.5	2,230	0.4
Specialty Defense Contractor	1,532	0.3	1,532	0.3
Home Repair Parts Manufacturer	1,408	0.3	1,408	0.3
Data Processing & Digital Marketing	1,016	0.2	1,015	0.2
Household Product Manufacturer	1,001	0.2	1,001	0.2
Retail Display & Security Services	537	0.1	537	0.1
In-Home Healthcare Services	200	0.0	446	0.1
Dental Practice Management	93	0.0	109	0.0
Satellite Communications	—	—	5,000	0.9
Industrial Specialty Services	—	—	4,750	0.9
Entertainment	—	—	987	0.2
Total	$532,478	100.0%	$541,639	100.0%

With the exception of the international investment holdings noted below, all investments made by the Company as of March 31, 2017 and December 31, 2016 were made in portfolio companies located in the U.S. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017		December 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$255,747	48.0%	$257,162	47.5%
Midwest	118,743	22.3	118,682	21.9
West	99,414	18.7	85,642	15.8
Northeast	47,620	8.9	68,613	12.7
International	10,954	2.1	11,540	2.1
Total	$532,478	100.0%	$541,639	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	As of March 31, 2017		As of December 31, 2016
Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$171,219	32.2%	$183,826	33.9%
2	213,213	40.0	215,058	39.7
3	128,091	24.1	125,381	23.2
4	19,955	3.7	17,374	3.2
5	—	—	—	—
Total	$532,478	100.0%	$541,639	100.0%

As of March 31, 2017, we had debt investments in 3 portfolio companies on non-accrual status with an amortized cost of $30.7 million and a fair value of $18.7 million, which represented 6.0% and 3.5% of the investment portfolio, respectively. As of December 31, 2016, we had debt investments in three portfolio companies on non-accrual status with amortized cost of $29.5 million and a fair value of $17.4 million, which represented 5.7% and 3.2% of the investment portfolio, respectively.

Capitala Senior Liquid Loan Fund I, LLC

On March 24, 2015, the Company and Trinity Universal Insurance Company (“Trinity”), a subsidiary of Kemper Corporation (“Kemper”), entered into a limited liability company agreement to co-manage CSLLF. The purpose and design of the joint venture was to invest primarily in broadly syndicated senior secured loans to middle-market companies, which were purchased on the secondary market. Capitala and Trinity committed to provide $25.0 million of equity to CSLLF, with Capitala providing $20.0 million and Trinity providing $5.0 million, resulting in an 80%/20% economic ownership between the two parties. The board of directors and investment committee of CSLLF were split 50/50 between Trinity and Capitala, resulting in equal voting power between the two entities. In September 2016, the Company and Trinity elected to wind-down operations of CSLLF. During the fourth quarter of 2016, CSLLF sold all referenced assets underlying the total return swap (“TRS”) and declared final distributions, inclusive of dividends and return of capital, in December 2016. Because the TRS was wound down in a prior period, only comparative period disclosures are included herein. For the three months ended March 31, 2016, we received 0.5 million in dividend income from our equity interest in CSLLF.

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

CSLLF was required to initially cash collateralize a specified percentage of each loan (generally 20% to 35% of the market value of senior secured loans) included under the TRS in accordance with margin requirements described in the TRS Agreement. As of December 31, 2016, CSLLF has posted $0.0 million in collateral to Bank of America in relation to the TRS which is recorded on CSLLF’s statements of assets and liabilities as cash held as collateral on total return swap. CSLLF may be required to post additional collateral as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The cash collateral represents CSLLF’s maximum credit exposure as of December 31, 2016.

In connection with the TRS, CSLLF has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions governed by an ISDA 2002 Master Agreement.

CSLLF’s receivable due on the TRS represents realized amounts from payments on underlying loans in the total return swap portfolio. At December 31, 2016, the receivable due on TRS was $0.1 million, respectively, and is recorded on CSLLF’s statements of assets and liabilities below. CSLLF does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the statements of assets and liabilities as of December 31, 2016.

Transactions in TRS contracts during the three months ended March 31, 2016 resulted in $0.7 million in realized gains and $0.8 million in unrealized appreciation, which is recorded on CSLLF’s statements of operations below.

The following represents the volume of the CSLLF’s derivative transactions during the three months ended March 31, 2016 (dollars in thousands):

For the Three Months Ended March 31, 2016
Average notional par amount of contract	$78,203

Below is certain summarized financial information for CSLLF as of December 31, 2016 and for the three months ended March 31, 2016 (dollars in thousands):

As of December 31, 2016
ASSETS
Receivable due on Total Return Swap	$82
Total assets	$82

LIABILITIES
Distribution payable	$82
Total liabilities	$82
NET ASSETS

Total net assets	$—
Total liabilities and net assets	$82

For the Three Months Ended
March 31, 2016

Administrative and legal expenses	$(30)
Net operating loss	$(30)

Net realized gain on Total Return Swap	$726
Net unrealized appreciation on Total Return Swap	757
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,453

Results of Operations

Operating results for the three months ended March 31, 2017 and 2016 were as follows (dollars in thousands):

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Total investment income	$14,815	$17,449
Total expenses, net of fee waivers	8,624	10,028
Net investment income	6,191	7,421
Net realized gain (loss) from investments	4,846	(2,262)
Net unrealized depreciation on investments	(4,671)	(9,348)
Net unrealized depreciation on written call option	(1,485)	—
Net increase/(decrease) in net assets resulting from operations	$4,881	$(4,189)

Investment income

The composition of our investment income for the three months ended March 31, 2017 and 2016 was as follows (dollars in thousands):

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Interest income	$11,998	$14,099
Fee Income	672	865
Payment-in-kind interest and dividend income	1,655	1,204
Dividend income	477	1,279
Interest from cash and cash equivalents	13	2
Total investment income	$14,815	$17,449

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

For the three months ended March 31, 2017, total investment income decreased by $2.6 million, or 15.1%, compared to the three months ended March 31, 2016. The period over period decline was driven primarily by a $2.1 million decline in interest income due to less average investments outstanding. For the three months ended March 31, 2017, fee income decreased $0.2 million compared to the three months ended March 31, 2016. For the three months ended March 31, 2017, we generated $0.4 million in origination fees from new deployments and $0.3 million in non-origination fees. Comparatively, for the three months ended March 31, 2016, we generated $0.7 million in origination fees from new deployments and $0.2 million in non-origination fees. Dividend income decreased from $1.3 million for the three months ended March 31, 2016, to $0.5 million for the three months ended March 31, 2017. The decrease in dividend income was driven primarily by the wind-down of CSLLF which did not pay a dividend for the three months ended March 31, 2017, but paid a dividend of $0.5 million for the three months ended March 31, 2016.

Operating expenses

The composition of our expenses for the three months ended March 31, 2017 and March 31, 2016 was as follows (dollars in thousands):

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Interest and financing expenses	$4,653	$5,023
Base management fees	2,514	2,728
Incentive fees, net of incentive fee waiver	350	1,109
General and administrative expenses	1,107	1,168
Total expenses, net of fee waivers	$8,624	$10,028

For the three months ended March 31, 2017, operating expenses decreased $1.4 million, or 14.0%, compared to the three months ended March 31, 2016. The decrease from the prior period was driven primarily from a $0.8 million decline in incentive fees, net of incentive fee waiver, a $0.4 million decline in interest and financing expenses due to lower outstanding borrowings during the period, and a $0.2 million decline in management fees due to less average assets outstanding during the period.

Net realized gains (losses) on sales of investments

During the three months ended March 31, 2017 and March 31, 2016 we recognized $4.8 million and $(2.3) million, respectively, of net realized gains/(losses) on our portfolio investments.

Net unrealized appreciation (depreciation) on investments and on Written Call Option

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended March 31, 2017 and March 31, 2016, we had net unrealized appreciation (depreciation) on investments of $(4.7) million and $(9.3) million, respectively.

For the three months ended March 31, 2017, we had net unrealized depreciation on the Written Call Option of $(1.5) million. As previously noted, unrealized depreciation on the Written Call Option is based on the change in fair value of the underlying equity investment in Eastport Holdings, LLC less the strike price of the Written Call Option.

Changes in net assets resulting from operations

For the three months ended March 31, 2017 and March 31, 2016, we recorded a net increase (decrease) in net assets resulting from operations of $4.9 million and $(4.2) million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2017 and March 31, 2016, our per share net increase (decrease) in net assets resulting from operations was $0.31 and $(0.27), respectively.

Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in five portfolio companies that are considered significant subsidiaries under the guidance in Regulation S-X, but are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each such portfolio company, along with summarized financial information as of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and March 31, 2016.

Print Direction, Inc.

Print Direction, Inc., incorporated in Georgia on May 11, 2006, is a professional printing services firm serving customers, particularly fast food, retail, and other similar chains, throughout the U.S. Print Direction, Inc. also provides warehousing and distribution services for these customers. The income (loss) the Company generated from Print Direction, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $(2.1) million and $(0.5) million for the three months ended March 31, 2017 and March 31, 2016, respectively.

Navis Holdings, Inc.

Navis Holdings, Inc., incorporated in Delaware on December 21, 2010, designs and manufactures leading machinery for the global knit and woven finishing textile industries. The income the Company generated from Navis Holdings, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation) was $0.4 million and $0.6 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

On-Site Fuel Service, Inc.

On-Site Fuel Service, Inc. is a 100% owned subsidiary of On-Site Fuel Holdings, Inc., which was incorporated in Delaware on December 19, 2011. On-Site Fuel Service, Inc. provides fueling services for commercial and government vehicle fleets throughout the southeast U.S. The income (loss) the Company generated from On-Site Fuel Service, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $0.0 million and $(1.0) million for the three months ended March 31, 2017 and March 31, 2016, respectively.

CableOrganizer Holdings, LLC

CableOrganizer Holdings, LLC, a Delaware limited liability company that began operations on April 23, 2013, is a leading online provider of cable and wire management products. The income the Company generated from CableOrganizer Holdings, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $0.2 million and $0.5 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

Eastport Holdings, LLC

Eastport Holdings, LLC, an Ohio limited liability company organized on November 1, 2011, is a holding company consisting of marketing and advertising companies located across the U.S. The income the Company generated from Eastport Holdings, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $1.7 million and $6.2 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

The summarized unaudited financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):

	As of
Balance Sheet – Print Direction, Inc.	March 31, 2017	December 31, 2016
Current assets	$2,379	$3,596
Noncurrent assets	1,700	5,023
Total assets	$4,079	$8,619

Current liabilities	$4,100	$3,467
Noncurrent liabilities	14,580	14,856
Total liabilities	$18,680	$18,323

Total deficit	$(14,601)	$(9,704)

	For the three months ended
Statements of Operations – Print Direction, Inc.	March 31, 2017	March 31, 2016
Net sales	$2,730	$3,700
Cost of goods sold	1,378	1,606
Gross profit	$1,352	$2,094

Other expenses	$2,667	$3,028
Loss before income taxes	(1,315)	(934)
Income tax benefit	(553)	(392)
Net loss	$(762)	$(542)

	As of
Balance Sheet - Navis Holdings, Inc.	March 31, 2017	December 31, 2016
Current assets	$4,604	$5,006
Noncurrent assets	3,080	3,448
Total assets	$7,684	$8,454

Current liabilities	$2,271	$2,458
Noncurrent liabilities	7,001	7,017
Total liabilities	$9,272	$9,475

Total deficit	$(1,588)	$(1,021)

	For the three months ended
Statements of Operations - Navis Holdings, Inc.	March 31, 2017	March 31, 2016
Net sales	$3,324	$2,655
Cost of goods sold	2,047	1,537
Gross profit	$1,277	$1,118

Other expenses	$1,271	$1,216
Income (loss) before income taxes	6	(98)
Income tax provision (benefit)	3	(37)
Net income (loss)	$3	$(61)

	As of
Balance Sheet - On-Site Fuel Service, Inc.	March 31, 2017	December 31, 2016
Current assets	$11,401	$12,151
Noncurrent assets	20,144	17,644
Total assets	$31,545	$29,795

Current liabilities	$12,130	$17,911
Noncurrent liabilities	27,233	17,929
Total liabilities	$39,363	$35,840

Total deficit	$(7,818)	$(6,045)

	For the three months ended
Statements of Operations - On-Site Fuel Service, Inc.	March 31, 2017	March 31, 2016
Net sales	$36,894	$21,140
Cost of goods sold	35,400	19,722
Gross profit	$1,494	$1,418

Other expenses	$3,268	$2,533
Loss before income taxes	(1,774)	(1,135)
Income tax provision/(benefit)	—	—
Net loss	$(1,774)	$(1,135)

	As of
Balance Sheet – CableOrganizer Holdings, LLC	March 31, 2017	December 31, 2016
Current assets	$6,266	$5,837
Noncurrent assets	9,821	11,402
Total assets	$16,087	$17,239

Current liabilities	$5,025	$4,437
Noncurrent liabilities	12,003	12,134
Total liabilities	$17,028	$16,571

Total equity	$(941)	$668

	For the three months ended
Statements of Operations – CableOrganizer Holdings, LLC	March 31, 2017	March 31, 2016
Net sales	$6,343	$5,314
Cost of goods sold	4,491	3,462
Gross profit	$1,852	$1,852

Other expenses	$2,152	$2,119
Loss before income taxes	(300)	(267)
Income tax provision/(benefit)	—	—
Net loss	$(300)	$(267)

	As of
Balance Sheet – Eastport Holdings, LLC	March 31, 2017	December 31, 2016
Current assets	$102,152	$106,388
Noncurrent assets	148,742	148,704
Total assets	$250,894	$255,092

Current liabilities	$154,337	$157,393
Noncurrent liabilities	49,484	52,044
Total liabilities	$203,821	$209,437

Total equity	$47,073	$45,655

	For the three months ended
Statements of Operations – Eastport Holdings, LLC	March 31, 2017	March 31, 2016
Net sales	$148,561	$131,487
Cost of goods sold	113,509	105,419
Gross profit	$35,052	$26,068

Other expenses	$33,836	$24,458
Income before income taxes	1,216	1,610
Income tax provision	117	832
Net Income	$1,099	$778

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

On October 17, 2014, we entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. The Credit Facility currently provides for borrowings up to $120.0 million and may be increased up to $150.0 million pursuant to its “accordion” feature. The Credit Facility matures on October 17, 2018. As of March 31, 2017, we had $44.0 million outstanding and $76.0 million available under the Credit Facility.

On April 13, 2015, we completed an underwritten offering of 3,500,000 shares of its common stock at a public offering price of $18.32 per share. The total proceeds received in the offering net of underwriting discounts and offering costs were approximately $61.7 million.

Including the net proceeds from our IPO on September 30, 2013, we have raised approximately $245.0 million in net proceeds from debt and equity offerings and obtained credit availability through our Credit Facility of $120.0 million through March 31, 2017.

As of March 31, 2017, Fund II had $26.2 million in regulatory capital and $20.7 million in SBA-guaranteed debentures outstanding and Fund III had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding. In addition to our existing SBA-guaranteed debentures, we may, if permitted by regulation, seek to issue additional SBA-guaranteed debentures as well as other forms of leverage and borrow funds to make investments. On June 10, 2014, we received an exemptive order from the SEC exempting us, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. We intend to comply with the conditions of the order.

As of March 31, 2017, we had $40.6 million in cash and cash equivalents, and our net assets totaled $249.5 million.

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

A summary of our significant contractual payment obligations as of March 31, 2017 are as follows (dollars in thousands):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
SBA Debentures	$—	$5,000	$140,700	$25,000	$170,700
Notes	—	—	113,438	—	113,438
Credit Facility	—	44,000	—	—	44,000
Total Contractual Obligations	$—	$49,000	$254,138	$25,000	$328,138

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time, and from time to time we may decrease the amount of our distributions. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including the possible loss of our qualification as a RIC. We cannot assure stockholders that they will receive any distributions.

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

The following tables summarize our distributions declared from January 2, 2015 to March 31, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
January 3, 2017	January 20, 2017	January 30, 2017	$0.13
January 3, 2017	February 20, 2017	February 27, 2017	0.13
January 3, 2017	March 23, 2017	March 30, 2017	0.13
Total Distributions Declared and Distributed			$0.39

Date Declared	Record Date	Payment Date	Amount Per Share
January 4, 2016	January 22, 2016	January 28, 2016	$0.1567
January 4, 2016	February 19, 2016	February 26, 2016	0.1567
January 4, 2016	March 22, 2016	March 30, 2016	0.1567
April 1, 2016	April 22, 2016	April 28, 2016	0.1567
April 1, 2016	May 23, 2016	May 30, 2016	0.1567
April 1, 2016	June 21, 2016	June 29, 2016	0.1567
July 1, 2016	July 22, 2016	July 29, 2016	0.1567
July 1, 2016	August 22, 2016	August 30, 2016	0.1567
July 1, 2016	September 22, 2016	September 29, 2016	0.1567
September 22, 2016	October 21, 2016	October 28, 2016	0.1300
September 22, 2016	November 21, 2016	November 29, 2016	0.1300
September 22, 2016	December 21, 2016	December 29, 2016	0.1300
	Total Distributions Declared and Distributed		$1.80

Date Declared	Record Date	Payment Date	Amount Per Share
January 2, 2015	January 22, 2015	January 29, 2015	$0.1567
January 2, 2015	February 20, 2015	February 26, 2015	0.1567
January 2, 2015	March 23, 2015	March 30, 2015	0.1567
February 26, 2015	March 23, 2015 (1)	March 30, 2015	0.0500
February 26, 2015	April 23, 2015 (1)	April 29, 2015	0.0500
February 26, 2015	May 21, 2015 (1)	May 28, 2015	0.0500
February 26, 2015	June 22, 2015 (1)	June 29, 2015	0.0500
February 26, 2015	July 23, 2015 (1)	July 30, 2015	0.0500
February 26, 2015	August 21, 2015 (1)	August 28, 2015	0.0500
February 26, 2015	September 23, 2015 (1)	September 29, 2015	0.0500
February 26, 2015	October 23, 2015 (1)	October 29, 2015	0.0500
February 26, 2015	November 20, 2015 (1)	November 27, 2015	0.0500
February 26, 2015	December 22, 2015 (1)	December 30, 2015	0.0500
April 1, 2015	April 23, 2015	April 29, 2015	0.1567
April 1, 2015	May 21, 2015	May 28, 2015	0.1567
April 1, 2015	June 22, 2015	June 29, 2015	0.1567
July 1, 2015	July 23, 2015	July 30, 2015	0.1567
July 1, 2015	August 21, 2015	August 28, 2015	0.1567
July 1, 2015	September 23, 2015	September 29, 2015	0.1567
October 1, 2015	October 23, 2015	October 29, 2015	0.1567
October 1, 2015	November 20, 2015	November 27, 2015	0.1567
October 1, 2015	December 22, 2015	December 30, 2015	0.1567
Total Distributions Declared and Distributed			$2.38

(1)	On February 26, 2015, the Company’s Board declared a special distribution of $0.50 per share of the Company’s common stock, which was paid monthly over the remainder of 2015.

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

We have entered into a license agreement with the Investment Advisor, pursuant to which the Investment Advisor has agreed to grant us a non-exclusive, royalty-free license to use the name “Capitala.”We have entered into the Administration Agreement with our Administrator. Pursuant to the terms of the Administration Agreement, our Administrator provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Alala, our chief executive officer and chairman of our Board, is the chief executive officer, president and a director of our Administrator.

Off-balance sheet arrangements

As of March 31, 2017 and December 31, 2016, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $0.8 million (U.S. Well Services, LLC) and $1.2 million (On-Site Fuel Services, Inc.), respectively.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

Distributions

On April 3, 2017 our Board declared the following distributions:

Date Declared	Record Date	Payment Date	Amount Per Share
April 3, 2017	April 19, 2017	April 27, 2017	0.13
April 3, 2017	May 23, 2017	May 29, 2017	0.13
April 3, 2017	June 24, 2017	June 29, 2017	0.13
Total Distributions Declared and Distributed			$0.39

Portfolio Activity

On April 26, 2017, the Company received $15.0 million for its second lien debt investment in Nielsen & Bainbridge, LLC, repaid at par.

On May 1, 2017, the Company received $5.5 million for its equity investment in MJC Holdings, LLC, resulting in a realized gain of $4.5 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three months ended March 31, 2017, we did not engage in hedging activities.

As of March 31, 2017, we held 21 securities bearing a variable rate of interest. Our variable rate investments represent approximately 44.8% of the fair value of total interest earning investments. As of March 31, 2017, 55.7% of variable rate securities were yielding interest at a rate equal to the established interest rate floor and 44.3% of variable rate securities were yielding interest at a rate above its existing floor or were not subject to an interest rate floor. As of March 31, 2017, we had $44.0 million outstanding on our Credit Facility, which has a variable rate of interest at one month LIBOR + 300 basis points. As of March 31, 2017, all of our other interest paying liabilities, consisting of $170.7 million in SBA-guaranteed debentures and $113.4 million in notes payable, were bearing interest at a fixed rate.

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

Based on our March 31, 2017 consolidated statements of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase in net income
Up 300 basis points	$6,218	$(1,320)	$4,898
Up 200 basis points	$4,315	$(880)	$3,435
Up 100 basis points	$2,220	$(440)	$1,780
Down 100 basis points	$(366)	$439	$73
Down 200 basis points	—	—	—
Down 300 basis points	—	—	—

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the three months ended March 31, 2017, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2017, we issued 15,447 shares of common stock under our dividend reinvestment plan. The issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the quarter ended March 31, 2017 was approximately $0.2 million. Other than the shares issued under our dividend reinvestment plan during the quarter ended March 31, 2017, we did not sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number	Description of Document
3.1	Articles of Amendment and Restatement (1)

3.2	Certificate of Limited Partnership of CapitalSouth Partners Fund II Limited Partnership (2)

3.3	Certificate of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P. (2)

3.4	Bylaws (1)

3.5	Form of Amended and Restated Limited Partnership Agreement of CapitalSouth Partners Fund II Limited Partnership (3)

3.6	Form of Amended and Restated Agreement of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P. (3)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Base Indenture (4)

4.3	Form of First Supplemental Indenture (4)

4.4	Form of Global Note (included as Exhibit A to the Form of First Supplemental Indenture) (4)

10.1	Form of Dividend Reinvestment Plan (1)

10.2	Form of Investment Advisory Agreement by and between Registrant and Capitala Investment Advisors, LLC (1)

10.3	Form of Custodian Agreement (1)

10.4	Form of Administration Agreement by and between Registrant and Capitala Advisors Corp. (1)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors (1)

10.6	Form of Trademark License Agreement by and between Registrant and Capitala Investment Advisors, LLC (1)

10.7	Form of Senior Secured Revolving Credit Agreement dated October 17, 2014, among Capitala Finance Corp., as Borrower, the lenders party thereto, and ING Capital LLC, as administrative agent, arranger and bookrunner (5)

10.8	Form of Guarantee, Pledge and Security Agreement dated October 17, 2014, among Capitala Finance Corp., as Borrower, the subsidiary guarantors party thereto, ING Capital LLC, as Revolving Administrative Agent for the Revolving Lenders and as Collateral Agent, and each Financing Agent and Designated Indebtedness Holder party thereto (5)

10.9	Form of Incremental Assumption Agreement, dated January 6, 2015, relating to the Senior Secured Revolving Credit Agreement, dated as of October 17, 2014, among Capitala Finance Corp., as borrower, the lenders from time to time party thereto, and ING Capital LLC, as administrative agent, arranger and bookrunner (6)

10.10	Form of Incremental Assumption Agreement, dated August 19, 2015, relating to the Senior Secured Revolving Credit Agreement, dated as of October 17, 2014, among Capitala Finance Corp., as borrower, the lenders from time party thereto, and ING Capital LLC, as administrative agent, arranger, and bookrunner (7)

11.1	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Previously filed in connection with the Pre-Effective Amendment No. 1 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 9, 2013.

(2)	Previously filed in connection with Pre-Effective Amendment No. 2 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 16, 2013.

(3)	Previously filed in connection with Pre-Effective Amendment No. 5 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 24, 2013.

(4)	Previously filed in connection with Pre-Effective Amendment No. 2 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-193374) filed on May 21, 2014.

(5)	Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on October 21, 2014.

(6)	Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on January 8, 2015.

(7)	Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on August 25, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2017	By	/s/ Joseph B. Alala III
Joseph B. Alala III
Chief Executive Officer
(Principal Executive Officer)
Capitala Finance Corp.

Date: May 8, 2017	By	/s/ Stephen A. Arnall
Stephen A. Arnall
Chief Financial Officer
(Principal Financial and Accounting Officer)
Capitala Finance Corp.

