Form 10-Q
period 2017-06-30
Capitala Finance Corp.
filed 2017-08-07
CIK 1571329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of Capitala Finance Corp.’s common stock, $0.01 par value, outstanding as of August 7, 2017 was 15,908,384

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Capitala Finance Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of
	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $317,406 and $391,706, respectively)	$306,376	$393,525
Affiliate investments (amortized cost of $69,857 and $39,279, respectively)	93,014	61,464
Control investments (amortized cost of $86,508 and $82,791, respectively)	87,585	86,650
Total investments at fair value (amortized cost of $473,771 and $513,776, respectively)	486,975	541,639
Cash and cash equivalents	76,867	36,281
Interest and dividend receivable	3,608	5,735
Due from related parties	129	182
Prepaid expenses	139	506
Other assets	98	72
Total assets	$567,816	$584,415

LIABILITIES
SBA debentures (net of deferred financing costs of $2,608 and $2,911, respectively)	$168,092	$167,789
2021 Notes (net of deferred financing costs of $0 and $3,025, respectively)	-	110,413
2022 Notes (net of deferred financing costs of $2,739 and $0, respectively)	72,261	-
2022 Convertible Notes (net of deferred financing costs of $1,724 and $0, respectively)	50,363	-
Credit Facility (net of deferred financing costs of $1,437 and $759, respectively)	28,563	43,241
Due to related parties	74	35
Management and incentive fee payable	2,267	6,426
Interest and financing fees payable	3,013	2,657
Accounts payable and accrued expenses	35	536
Written call option at fair value (proceeds of $20 and $20, respectively)	5,148	2,736
Total liabilities	$329,816	$333,833

Commitments and contingencies (Note 2)

NET ASSETS
Common stock, par value $.01, 100,000,000 common shares authorized, 15,902,495 and 15,868,045 common shares issued and outstanding, respectively	$159	$159
Additional paid in capital	240,633	240,184
Undistributed net investment income	17,479	22,973
Accumulated net realized losses from investments	(28,347)	(37,881)
Net unrealized appreciation on investments	13,204	27,863
Net unrealized depreciation on written call option	(5,128)	(2,716)
Total net assets	$238,000	$250,582
Total liabilities and net assets	$567,816	$584,415

Net asset value per share	$14.97	$15.79

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2017	2016	2017	2016
INVESTMENT INCOME
Interest and fee income:
Non-control/non-affiliate investments	$7,405	$10,604	$17,043	$21,351
Affiliate investments	1,112	2,240	2,156	3,603
Control investments	1,583	2,282	3,571	5,136
Total interest and fee income	10,100	15,126	22,770	30,090
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	1,530	912	2,708	1,790
Affiliate investments	411	98	642	193
Control investments	162	234	408	465
Total payment-in-kind interest and dividend income	2,103	1,244	3,758	2,448
Dividend income:
Non-control/non-affiliate investments	-	-	168	205
Affiliate investments	29	29	58	58
Control investments	25	545	305	1,590
Total dividend income	54	574	531	1,853
Other Income	77	43	77	43
Interest income from cash and cash equivalents	28	4	41	6
Total investment income	12,362	16,991	27,177	34,440

EXPENSES
Interest and financing expenses	5,488	5,029	10,141	10,051
Loss on extinguishment of debt	2,732	-	2,732	-
Base management fee	2,505	2,702	5,019	5,430
Incentive fees	-	1,667	1,308	3,373
General and administrative expenses	934	927	2,041	2,096
Expenses before incentive fee waiver	11,659	10,325	21,241	20,950
Incentive fee waiver (See Note 5)	-	(765)	(958)	(1,361)
Total expenses, net of fee waivers	11,659	9,560	20,283	19,589

NET INVESTMENT INCOME	703	7,431	6,894	14,851

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND WRITTEN CALL OPTION:
Net realized gain (loss) from investments:
Non-control/non-affiliate investments	214	69	5,045	69
Affiliate investments	4,473	(5,819)	4,489	(8,081)
Control investments	-	145	-	145
Total realized gain (loss) from investments	4,687	(5,605)	9,534	(7,867)
Net unrealized appreciation (depreciation) on investments	(9,988)	5,431	(14,659)	(3,917)
Net unrealized depreciation on written call option	(927)	-	(2,412)	-
Net loss on investments and written call option	(6,228)	(174)	(7,537)	(11,784)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(5,525)	$7,257	$(643)	$3,067

NET INCREASE (DECREASE) IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC AND DILUTED	$(0.35)	$0.46	$(0.04)	$0.19

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	15,889,682	15,807,340	15,881,712	15,796,642

DISTRIBUTIONS PAID PER SHARE	$0.39	$0.47	$0.78	$0.94

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except share data)

(unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid in Capital	Undistributed Net Investment Income	Accumulated Net Realized Losses	Net Unrealized Appreciation on Investments	Net Unrealized Depreciation on Written Call Option	Total

BALANCE, December 31, 2015	15,777,345	$158	$239,104	$8,570	$(1,299)	$22,269	$-	$268,802
Net investment income	-	-	-	14,851	-	-	-	14,851
Net realized loss from investments	-	-	-	-	(7,867)	-	-	(7,867)
Net change in unrealized depreciation on investments	-	-	-	-	-	(3,917)	-	(3,917)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	45,291	-	524	-	-	-	-	524
Distributions declared	-	-	-	(14,851)	-	-	-	(14,851)
BALANCE, June 30, 2016	15,822,636	$158	$239,628	$8,570	$(9,166)	$18,352	$-	$257,542

BALANCE, December 31, 2016	15,868,045	$159	$240,184	$22,973	$(37,881)	$27,863	$(2,716)	$250,582
Net investment income	-	-	-	6,894	-	-	-	6,894
Net realized gain from investments	-	-	-	-	9,534	-	-	9,534
Net change in unrealized depreciation on investments	-	-	-	-	-	(14,659)	-	(14,659)
Net change in unrealized depreciation on written call option	-	-	-	-	-	-	(2,412)	(2,412)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	34,450	-	449	-	-	-	-	449
Distributions declared	-	-	-	(12,388)	-	-	-	(12,388)
BALANCE, June 30, 2017	15,902,495	$159	$240,633	$17,479	$(28,347)	$13,204	$(5,128)	$238,000

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(643)	$3,067
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(28,249)	(27,925)
Repayments and sales of investments	82,336	16,661
Net realized (gain) loss on investments	(9,534)	7,867
Net unrealized depreciation on investments	14,659	3,917
Payment-in-kind interest and dividends	(3,758)	(2,448)
Accretion of original issue discount on investments	(790)	(733)
Net unrealized depreciation on written call option	2,412	-
Amortization of deferred financing fees	1,174	1,073
Loss on extinguishment of debt	2,732	-
Changes in assets and liabilities:
Interest and dividend receivable	2,127	652
Due from related parties	53	2
Prepaid expenses	367	183
Other assets	(26)	-
Due to related parties	39	(2)
Management and incentive fee payable	(4,159)	1,644
Interest and financing fees payable	356	(161)
Accounts payable and accrued expenses	(501)	(467)
NET CASH PROVIDED BY OPERATING ACTIVITIES	58,595	3,330

CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns on SBA debentures	-	(2,000)
Proceeds from Credit Facility	-	4,000
Payments to Credit Facility	(14,000)	(5,000)
Issuance of 2022 Notes	75,000	-
Issuance of 2022 Convertible Notes	52,088	-
Repayment of 2021 Notes	(113,438)	-
Distributions paid to shareholders	(11,939)	(14,327)
Deferred financing fees paid	(5,720)	-
NET CASH USED IN FINANCING ACTIVITIES	(18,009)	(17,327)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40,586	(13,997)
CASH AND CASH EQUIVALENTS, beginning of period	36,281	34,105
CASH AND CASH EQUIVALENTS, end of period	$76,867	$20,108

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$8,233	$8,910

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Distributions paid through dividend reinvestment plan share issuances	$449	$524

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

June 30, 2017

(unaudited)

Company (4) , (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Non-control/non-affiliated investments - 128.7%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (10.5% Cash, Due 6/11/20)	$8,984	$8,984	$8,641	3.6%

				8,984	8,641	3.6%

American Exteriors, LLC	Replacement Window Manufacturer	First Lien Debt (10% PIK, Due 1/1/19) (1) (2)	7,160	4,929	2,940	1.2%

American Exteriors, LLC	Replacement Window Manufacturer	Common Stock Warrants (10% fully diluted)		-	-	0.0%

				4,929	2,940	1.2%

AmeriMark Direct, LLC	Consumer Products	First Lien Debt (12.75% Cash, Due 9/8/21)	19,400	18,953	19,400	8.2%

				18,953	19,400	8.2%

B&W Quality Growers, LLC	Farming	Subordinated Debt (14% Cash, Due 7/23/20)	6,000	5,996	6,000	2.5%

B&W Quality Growers, LLC	Farming	Membership Unit Warrants (91,739 Units)		20	7,039	3.0%

				6,016	13,039	5.5%

BigMouth, Inc.	Consumer Products	First Lien Debt (12.6% Cash, Due 11/14/21) (3)	10,138	10,138	10,138	4.3%

BigMouth, Inc.	Consumer Products	Series A Preferred Stock (350,000 shares, 8% PIK) (6)		368	701	0.3%

				10,506	10,839	4.6%

Bluestem Brands, Inc.	Online Merchandise Retailer	First Lien Debt (8.73% Cash (1 month LIBOR + 7.5%, 1% Floor), Due 11/7/20)	4,154	4,064	4,064	1.7%

				4,064	4,064	1.7%

Brunswick Bowling Products, Inc.	Bowling Products	First Lien Debt (8% Cash (1 month LIBOR + 6%, 2% Floor), Due 5/22/20)	1,600	1,600	1,600	0.7%

Brunswick Bowling Products, Inc.	Bowling Products	First Lien Debt (16.25% Cash (1 month LIBOR + 14.25%, 2% Floor), Due 5/22/20)	5,586	5,586	5,586	2.3%

Brunswick Bowling Products, Inc.	Bowling Products	Preferred Shares (2,966 shares, 8% PIK) (6)		3,524	5,304	2.2%

				10,710	12,490	5.2%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	2,421	1.0%

				5	2,421	1.0%

California Pizza Kitchen, Inc.	Restaurant	Second Lien Debt (11.3% Cash (3 month LIBOR + 10%, 1% Floor), Due 8/23/23)	5,000	4,868	4,868	2.0%

				4,868	4,868	2.0%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)		258	33	0.0%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock Warrants (655,908 units) (7)		264	74	0.0%

				522	107	0.0%

Cedar Electronics Holding Corp.	Consumer Electronics	Subordinated Debt (12% Cash, Due 12/26/20) (2)	21,550	21,550	16,091	6.8%

				21,550	16,091	6.8%

Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9% Cash, 2% PIK, Due 11/29/21)	16,431	16,431	14,663	6.2%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	717	0.3%

				18,006	15,380	6.5%

CSM Bakery Solutions, LLC	Bakery Supplies Distributor	Second Lien Debt (8.9% Cash (1 month LIBOR + 7.75%, 1% Floor), Due 8/7/22)	12,000	11,829	10,500	4.4%

				11,829	10,500	4.4%

Currency Capital, LLC	Financial Services	First Lien Debt (12.08% Cash (1 month LIBOR + 11.00%, 0.50% Floor) Due 1/20/22) (8)	16,000	16,000	16,000	6.8%

Currency Capital, LLC	Financial Services	Class A Preferred Units (2,000,000 units) (8)		2,000	2,000	0.8%

				18,000	18,000	7.6%

Flavors Holdings, Inc.	Food Product Manufacturer	First Lien Debt (7.04% Cash (3 month LIBOR + 5.75%, 1% Floor), Due 4/3/20)	6,900	6,759	6,300	2.6%

Flavors Holdings, Inc.	Food Product Manufacturer	Second Lien Debt (11.3% Cash (3 month LIBOR + 10%, 1% Floor), Due 10/3/21)	12,000	11,705	10,386	4.4%

				18,464	16,686	7.0%

Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Subordinated Debt (Due 12/9/19) (9)	2,000	2,000	-	0.0%

				2,000	-	0.0%

Kelle's Transport Service, LLC	Transportation	First Lien Debt (14% Cash, Due 3/31/19) (2)	13,674	13,669	9,753	4.1%

Kelle's Transport Service, LLC	Transportation	Preferred Units (1,000 units)		3,433	-	0.0%

Kelle's Transport Service, LLC	Transportation	Common Stock Warrants (15% fully diluted)		23	-	0.0%

				17,125	9,753	4.1%

Nth Degree, Inc.	Business Services	First Lien Debt (8.08% Cash (1 month LIBOR + 7%, 1% Floor), 1% PIK, Due 12/14/20)	8,984	8,984	8,984	3.8%

Nth Degree, Inc.	Business Services	First Lien Debt (12.58% Cash (1 month LIBOR + 11.5%, 1% Floor), 2% PIK, Due 12/14/20)	7,423	7,423	7,423	3.1%

Nth Degree, Inc.	Business Services	Preferred Stock (2,400 Units, 10% PIK dividend) (6)		2,796	8,420	3.5%

				19,203	24,827	10.4%

Portrait Innovations, Inc.	Professional and Personal Digital Imaging	First Lien Debt (12% Cash, Due 2/26/20) (14)	9,000	9,000	8,688	3.7%

				9,000	8,688	3.7%

Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (13% Cash, 4% PIK, Due 7/17/19)	10,029	9,957	10,029	4.2%

				9,957	10,029	4.2%

Company (4) , (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Sierra Hamilton, LLC	Oil & Gas Engineering and Consulting Services	First Lien Debt (9.23% Cash (1 Month LIBOR + 8.00%, 1.00% Floor), Due 6/13/17) (15)	1,214	1,214	1,214	0.5%

Sierra Hamilton, LLC	Oil & Gas Engineering and Consulting Services	First Lien Debt (12.25% Cash, Due 12/15/18) (2)	15,000	15,000	4,500	1.9%

				16,214	5,714	2.4%

Sur La Table, Inc.	Retail	First Lien Debt (12% Cash, Due 7/28/20)	15,000	15,000	15,000	6.3%

				15,000	15,000	6.3%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	1,283	0.5%

				758	1,283	0.5%

Velum Global Credit Management, LLC	Financial Services	First Lien Debt (15% PIK, Due 12/31/17) (1) (8)	11,374	11,374	11,374	4.8%

				11,374	11,374	4.8%

Vintage Stock, Inc.	Specialty Retail	First Lien Debt (13.55% Cash (1 month LIBOR + 12.5%, 0.5% floor), 3% PIK, Due 11/3/21)	21,314	21,314	21,314	9.0%

				21,314	21,314	9.0%

Vology, Inc.	Information Technology	Subordinated Debt (15% Cash (3 month LIBOR + 14%, 1% Ceiling), 4% PIK Due 1/24/21)	8,205	8,205	8,205	3.4%

				8,205	8,205	3.4%

Western Windows Systems, LLC	Building Products	First Lien Debt (11.7% Cash, Due 7/31/20) (3)	10,500	10,500	10,500	4.4%

Western Windows Systems, LLC	Building Products	Membership Units (39,860 units)		3,000	7,873	3.3%

				13,500	18,373	7.7%

Xirgo Technologies, LLC	Information Technology	Subordinated Debt (11.5% Cash, Due 3/1/22)	15,750	15,750	15,750	6.6%

Xirgo Technologies, LLC	Information Technology	Membership Units (600,000 units)		600	600	0.3%

				16,350	16,350	6.9%

Sub Total Non-control/non-affiliated investments				$317,406	$306,376	128.7%

Affiliate investments - 39.1%

AAE Acquisition, LLC	Industrial Equipment Rental	Second Lien Debt (8% Cash, 4% PIK, Due 8/24/19) (1)	$15,532	$15,532	$15,032	6.3%

AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (2.19% fully diluted)		17	-	0.0%

AAE Acquisition, LLC	Industrial Equipment Rental	Warrants (37.78% fully diluted)		-	-	0.0%

				15,549	15,032	6.3%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Subordinated Debt (14% Cash, Due 8/9/19) (10)	3,000	3,000	3,000	1.3%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Subordinated Debt (12% Cash, Due 8/9/19) (10)	5,828	5,828	5,828	2.4%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock (1,253,198 shares)		1,504	2,583	1.1%

				10,332	11,411	4.8%

City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 10/20/19) (1)	8,231	8,231	8,231	3.4%

City Gear, LLC	Footwear Retail	Preferred Membership Units (2.78% fully diluted, 9% Cash Dividend) (6)		1,269	1,269	0.5%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.38% fully diluted)		-	9,662	4.1%

				9,500	19,162	8.0%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8% PIK Dividend) (6)		2,772	3,102	1.3%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,199	0.5%

				2,774	4,301	1.8%

J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13% Cash, Due 7/16/18)	6,182	6,182	6,074	2.6%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	-	0.0%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (6,369 shares)		-	-	0.0%

				7,000	6,074	2.6%

LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)		1,525	9,198	3.9%

				1,525	9,198	3.9%

MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12% Cash, Due 1/31/18) (1)	2,600	2,600	2,600	1.1%

MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 1/31/18) (1)	400	388	400	0.2%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6% PIK dividend) (6)		1,322	1,475	0.6%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	177	0.1%

				4,310	4,652	2.0%

MTI Holdings, LLC	Retail Display & Security Services	Membership Units (2,000,000 units) (12)		-	537	0.2%

				-	537	0.2%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership)		750	1,377	0.6%

				750	1,377	0.6%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares) (12)		-	93	0.0%

				-	93	0.0%

U.S. Well Services, LLC	Oil & Gas Services	First Lien Debt (7.23% Cash (1 month LIBOR + 6%, 1% floor), Due 1/31/22) (13)	1,653	1,653	1,653	0.7%

Company (4) , (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

U.S. Well Services, LLC	Oil & Gas Services	First Lien Debt (12.23% PIK (1 month LIBOR + 11%, 1% floor), Due 1/31/22)	8,950	8,950	8,950	3.8%

U.S. Well Services, LLC	Oil & Gas Services	Class A Units (5,680,688 Units)		6,260	8,908	3.7%

U.S. Well Services, LLC	Oil & Gas Services	Class B Units (2,076,298 Units)		441	650	0.3%

				17,304	20,161	8.5%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Subordinated Debt (12)		813	1,016	0.4%

				813	1,016	0.4%

Sub Total Affiliate investments				$69,857	$93,014	39.1%

Control investments- 36.8%

CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (12% Cash, 4% PIK, Due 5/24/18)	$12,123	$12,123	$12,123	5.1%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (19.7% fully diluted ownership)		1,394	-	0.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (10% fully diluted ownership)		-	-	0.0%

				13,517	12,123	5.1%

Eastport Holdings, LLC	Business Services	Subordinated Debt (14.22% Cash (3 month LIBOR + 13%, 0.5% Floor), Due 4/29/20)	16,500	14,358	16,500	6.9%

Eastport Holdings, LLC	Business Services	Membership Units (30.1% fully diluted) (11)		4,733	21,115	8.9%

				19,091	37,615	15.8%

Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/15/18) (1)	1,862	1,862	1,862	0.8%

Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/15/18) (1)	4,070	4,070	4,070	1.7%

Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	1,629	0.7%

				7,561	7,561	3.2%

Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (15% Cash, Due 10/30/20) (1)	6,500	6,500	6,500	2.7%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10% Cash Dividend) (6)		1,000	1,000	0.4%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	5,405	2.3%

				7,501	12,905	5.4%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/17) (1) (2)	11,705	11,020	10,881	4.6%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)		3,278	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)		2,365	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,107 shares)		33	-	0.0%

				16,696	10,881	4.6%

Print Direction, Inc.	Printing Services	First Lien Debt (10% Cash, 2% PIK, Due 2/24/19) (2)	19,152	19,152	6,500	2.7%

Print Direction, Inc.	Printing Services	Common Stock (18,543 shares)		2,990	-	0.0%

Print Direction, Inc.	Printing Services	Common Stock Warrants (820 shares)		-	-	0.0%

				22,142	6,500	2.7%

Sub Total Control investments				$86,508	$87,585	36.8%

TOTAL INVESTMENTS - 204.6%				$473,771	$486,975	204.6%

Derivatives - (2.2)%

Eastport Holdings, LLC	Business Services	Written Call Option (11)		$(20)	$(5,148)	(2.2)%

TOTAL DERIVATIVES- (2.2)%				$(20)	$(5,148)	(2.2)%

(1) The maturity date of the original investment has been extended.

(2) Non-accrual investment.

(3) The cash rate equals the approximate current yield on our last-out portion of the unitranche facility.

(4) All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.

(5) Percentages are based on net assets of $238,000 as of June 30, 2017.

(6) The equity investment is income producing, based on rate disclosed.

(7) The equity investment has an exercisable put option.

(8) Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2017, 5.2% of the Company's total assets were non-qualifying assets.

(9) Interest rate was amended to zero. The Company is entitled to receive earn-out payments of up to $2.4 million in satisfaction of the debt.

(10) In addition to the stated rate, the investment is paying 3% default interest.

(11) The Company has written a call option that enables CapitalSouth Partners Florida Sidecar Fund II, L.P. to purchase up to 31.25% of the Company's interest at a strike price of $1.5 million. As of June 30, 2017, the fair value of the written call option is approximately $5.1 million. See Note 4 to the consolidated financial statements for further detail on the written call option transaction.

(12) The investment has been exited. The residual value reflects estimated escrow to be settled post-closing.

(13) The investment has a $1.3 million unfunded commitment.

(14) In addition to the stated rate, the investment is paying 2% default interest.

(15) The investment was paid off on July 31, 2017. See Note 14 for further details.

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2016

Company (4) , (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Non-control/non-affiliated investments - 157.1%

AAE Acquisition, LLC	Industrial Equipment Rental	Second Lien Debt (12% Cash, Due 3/31/18)	$11,000	$11,000	$10,755	4.3%

AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (14% fully diluted)		17	-	0.0%

				11,017	10,755	4.3%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (10.5% Cash (3 month LIBOR + 9.5%, 1% Floor), Due 6/11/20)(13)	9,034	9,034	8,582	3.4%

				9,034	8,582	3.4%

American Exteriors, LLC	Replacement Window Manufacturer	First Lien Debt (10% PIK, Due 1/1/17) (1) (2)	6,456	4,679	2,571	1.0%

American Exteriors, LLC	Replacement Window Manufacturer	Common Stock Warrants (10% fully diluted)		-	-	0.0%

				4,679	2,571	1.0%

AmeriMark Direct, LLC	Consumer Products	First Lien Debt (12.75% Cash, Due 9/8/21)	19,700	19,192	19,542	7.8%

				19,192	19,542	7.8%

B&W Quality Growers, LLC	Farming	Subordinated Debt (14% Cash, Due 7/23/20)	6,000	5,996	6,000	2.4%

B&W Quality Growers, LLC	Farming	Membership Unit Warrants (91,739 Units)		20	5,779	2.3%

				6,016	11,779	4.7%

BigMouth, Inc.	Consumer Products	First Lien Debt (12.6% Cash, Due 11/14/21) (3)	10,313	10,313	10,313	4.1%

BigMouth, Inc.	Consumer Products	Series A Preferred Stock (350,000 shares, 8% PIK) (6)		354	354	0.1%

				10,667	10,667	4.2%

Bluestem Brands, Inc.	Online Merchandise Retailer	First Lien Debt (8.5% Cash (1 month LIBOR + 7.5%, 1% Floor), Due 11/7/20)	4,279	4,169	4,169	1.7%

				4,169	4,169	1.7%

Brock Holdings III, Inc.	Industrial Specialty Services	Second Lien Debt (10% Cash (1 month LIBOR + 8.25%, 1.75% Floor), Due 3/16/18)	5,000	4,935	4,750	1.9%

				4,935	4,750	1.9%

Brunswick Bowling Products, Inc.	Bowling Products	First Lien Debt (8% Cash (1 month LIBOR + 6.0%, 2% Floor), Due 5/22/20)	1,600	1,600	1,600	0.6%

Brunswick Bowling Products, Inc.	Bowling Products	First Lien Debt (16.25% Cash (1 month LIBOR + 14.25%, 2% Floor), Due 5/22/20)	5,586	5,586	5,586	2.2%

Brunswick Bowling Products, Inc.	Bowling Products	Preferred Shares (2,966 shares, 8% PIK) (6)		3,384	5,317	2.1%

				10,570	12,503	4.9%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	1,408	0.6%

				5	1,408	0.6%

California Pizza Kitchen, Inc.	Restaurant	Second Lien Debt (11% Cash (1 month LIBOR + 10%, 1% Floor), Due 8/23/23)	5,000	4,857	4,857	1.9%

				4,857	4,857	1.9%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)		258	137	0.1%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock Warrants (655,908 units) (7)		264	309	0.1%

				522	446	0.2%

Cedar Electronics Holding Corp.	Consumer Electronics	Subordinated Debt (12% Cash, Due 12/26/20)	21,550	21,550	20,818	8.3%

				21,550	20,818	8.3%

Community Choice Financial, Inc.	Financial Services	First Lien Debt (18% Cash (1 month LIBOR + 17%, 1% Floor), Due 3/30/18) (1)(8)	15,000	15,000	15,000	6.0%

				15,000	15,000	6.0%

Construction Partners, Inc.	Construction Services	Second Lien Debt (11.5% Cash, Due 6/12/20)	9,500	9,500	9,500	3.8%

				9,500	9,500	3.8%

Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9% Cash, 2% PIK, Due 11/29/21)	16,267	16,267	15,648	6.2%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	728	0.3%

				17,842	16,376	6.5%

CSM Bakery Solutions, LLC	Bakery Supplies Distributor	Second Lien Debt (8.75% Cash (1 month LIBOR + 7.75%, 1% Floor), Due 8/7/22)	12,000	11,813	10,776	4.3%

				11,813	10,776	4.3%

Emerging Markets Communications, LLC	Satellite Communications	Second Lien Debt (10.625% Cash (1 month LIBOR + 9.625%, 1% Floor), Due 7/1/22)	5,000	4,946	5,000	2.0%

				4,946	5,000	2.0%

Flavors Holdings, Inc.	Food Product Manufacturer	First Lien Debt (6.75% Cash (1 month LIBOR + 5.75%, 1% Floor), Due 4/3/20)	7,100	6,930	6,411	2.6%

Flavors Holdings, Inc.	Food Product Manufacturer	Second Lien Debt (11% Cash (1 month LIBOR + 10%, 1% Floor), Due 10/3/21)	12,000	11,671	10,188	4.1%

				18,601	16,599	6.7%

Company (4) , (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Group Cirque du Soleil, Inc.	Entertainment	Second Lien Debt (9.25% Cash (3 month LIBOR + 8.25%, 1% Floor), Due 7/8/23) (8)	1,000	988	987	0.4%

				988	987	0.4%

Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Subordinated Debt (Due 12/9/19) (9)	2,000	2,000	1,532	0.6%

				2,000	1,532	0.6%

Kelle's Transport Service, LLC	Transportation	First Lien Debt (14% Cash, Due 3/31/19)	13,674	13,668	13,252	5.3%

Kelle's Transport Service, LLC	Transportation	Preferred Units (1,000 units, 10% PIK Dividend) (6)		3,433	3,433	1.4%

Kelle's Transport Service, LLC	Transportation	Common Stock Warrants (15% fully diluted)		22	171	0.1%

				17,123	16,856	6.8%

Medical Depot, Inc.	Medical Device Distributor	Subordinated Debt (14% Cash, Due 9/27/20) (1)	14,667	14,667	14,667	5.9%

Medical Depot, Inc.	Medical Device Distributor	Series C Convertible Preferred Stock (740 shares)		1,333	6,440	2.6%

				16,000	21,107	8.5%

Nielsen & Bainbridge, LLC	Home Décor Manufacturer	Second Lien Debt (10.5% Cash (6 month LIBOR + 9.25%, 1% Floor), Due 8/15/21)	15,000	14,849	14,670	5.9%

				14,849	14,670	5.9%

Nth Degree, Inc.	Business Services	First Lien Debt (8.0% Cash (1 month LIBOR + 7%, 1% Floor), 1% PIK, Due 12/14/20)	9,904	9,904	9,904	4.0%

Nth Degree, Inc.	Business Services	First Lien Debt (12.5% Cash (1 month LIBOR + 11.5%, 1% Floor), 2% PIK, Due 12/14/20)	7,351	7,351	7,351	2.9%

Nth Degree, Inc.	Business Services	Preferred Stock (10% PIK dividend) (6)		2,662	4,581	1.8%

				19,917	21,836	8.7%

Portrait Innovations, Inc.	Professional and Personal Digital Imaging	Subordinated Debt (12% Cash, Due 2/26/20)	9,000	9,000	9,000	3.6%

				9,000	9,000	3.6%

Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (12% Cash, 4% PIK, Due 7/17/19)	10,851	10,750	10,851	4.3%

				10,750	10,851	4.3%

Sierra Hamilton, LLC	Oil & Gas Engineering and Consulting Services	First Lien Debt (12.25% Cash, Due 12/15/18)(2)	15,000	15,000	4,500	1.8%

				15,000	4,500	1.8%

Sur La Table, Inc.	Retail	First Lien Debt (12% Cash, Due 7/28/20)	15,000	15,000	15,000	6.0%

				15,000	15,000	6.0%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	1,001	0.4%

				758	1,001	0.4%

U.S. Well Services, LLC	Oil & Gas Services	First Lien Debt (14.1% PIK (1 month LIBOR + 13.5%, 0.5% floor), Due 5/2/19)	15,083	15,054	15,083	6.0%

				15,054	15,083	6.0%

Velum Global Credit Management, LLC	Financial Services	First Lien Debt (15% PIK, Due 12/31/17) (1) (8)	10,553	10,553	10,553	4.2%

				10,553	10,553	4.2%

Vintage Stock, Inc.	Specialty Retail	First Lien Debt (13.1% Cash (1 month LIBOR + 12.5%, 0.5% floor), 3% PIK, Due 11/3/21)	22,067	22,067	22,067	8.8%

				22,067	22,067	8.8%

Vology, Inc.	Information Technology	Subordinated Debt (15% Cash (3 month LIBOR + 14%, 1% Floor, 2% PIK), Due 1/24/21)	8,082	8,082	8,082	3.2%

				8,082	8,082	3.2%

Western Windows Systems, LLC	Building Products	First Lien Debt (11.7% Cash, Due 7/31/20) (3)	10,500	10,500	10,500	4.2%

Western Windows Systems, LLC	Building Products	Membership Units (39,860 units)		3,000	7,652	3.0%

				13,500	18,152	7.2%

Xirgo Technologies, LLC	Information Technology	Subordinated Debt (11.5% Cash, Due 3/1/22)	15,750	15,750	15,750	6.3%

Xirgo Technologies, LLC	Information Technology	Membership Units (400,000 units)		400	400	0.2%

				16,150	16,150	6.5%

Sub Total Non-control/non-affiliated investments				$391,706	$393,525	157.1%

Affiliate investments - 24.5%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Subordinated Debt (14% Cash, Due 8/9/19) (10)	$3,000	$3,000	$3,000	1.2%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Subordinated Debt (12% Cash, Due 8/9/19) (10)	5,828	5,828	5,828	2.3%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock (1,253,198 shares)		1,504	1,248	0.5%

				10,332	10,076	4.0%

Company (4) , (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 9/28/17) (1)	8,231	8,231	8,231	3.3%

City Gear, LLC	Footwear Retail	Preferred Membership Units (2.78% fully diluted, 9% Cash Dividend) (6)		1,269	1,269	0.5%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.38% fully diluted)		-	9,736	3.9%

				9,500	19,236	7.7%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8% PIK dividend) (6)		2,648	2,864	1.1%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,046	0.4%

				2,650	3,910	1.5%

J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13% Cash, Due 7/16/18)	6,182	6,182	6,182	2.5%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	-	0.0%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (6,369 shares)		-	-	0.0%

				7,000	6,182	2.5%

LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)		1,525	8,497	3.4%

				1,525	8,497	3.4%

MJC Holdings, LLC	Specialty Clothing	Series A Preferred Units (2,000,000 units)		1,000	5,011	2.0%

				1,000	5,011	2.0%

MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12% Cash, Due 1/31/18) (1)	2,600	2,600	2,600	1.0%

MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 1/31/18) (1)	400	388	400	0.2%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6% PIK dividend) (6)		1,296	1,433	0.6%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	228	0.1%

				4,284	4,661	1.9%

MTI Holdings, LLC	Retail Display & Security Services	Membership Units (2,000,000 units) (12)		-	537	0.2%

				-	537	0.2%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Subordinated Debt (13% Cash, Due 4/8/19) (1)	1,425	1,425	1,425	0.6%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership)		750	805	0.3%

				2,175	2,230	0.9%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares) (12)		-	109	0.0%

				-	109	0.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Subordinated Debt (12)		813	1,015	0.4%

				813	1,015	0.4%

Sub Total Affiliate investments				$39,279	$61,464	24.5%

Control investments- 34.6%

CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (12% Cash, 4% PIK, Due 5/24/18)	$11,882	$11,882	$11,882	4.8%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (19.7% fully diluted ownership)		1,394	200	0.1%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (10% fully diluted ownership)		-	101	0.0%

				13,276	12,183	4.9%

Eastport Holdings, LLC	Business Services	Subordinated Debt (13.9% Cash (3 month LIBOR + 13%, 0.5% Floor), Due 4/29/20)	16,500	13,982	16,500	6.6%

Eastport Holdings, LLC	Business Services	Membership Units (30.1% fully diluted) (11)		4,733	13,395	5.3%

				18,715	29,895	11.9%

Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/15/18) (1)	1,862	1,862	1,862	0.8%

Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/15/18) (1)	3,989	3,989	3,989	1.6%

Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	2,523	1.0%

				7,480	8,374	3.4%

Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (15% Cash, Due 10/30/20) (1)	6,500	6,500	6,500	2.6%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10% Cash Dividend)		1,000	1,000	0.4%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	5,634	2.2%

				7,501	13,134	5.2%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/17) (1) (2)	10,303	9,837	10,303	4.1%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)		3,278	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)		2,365	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,107 shares)		33	-	0.0%

				15,513	10,303	4.1%

Company (4) , (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Print Direction, Inc.	Printing Services	First Lien Debt (10% Cash, 2% PIK, Due 2/24/19)	17,316	17,316	12,761	5.1%

Print Direction, Inc.	Printing Services	Common Stock (18,543 shares)		2,990	-	0.0%

Print Direction, Inc.	Printing Services	Common Stock Warrants (820 shares)		-	-	0.0%

				20,306	12,761	5.1%

Sub Total Control investments				$82,791	$86,650	34.6%

TOTAL INVESTMENTS - 216.2%				$513,776	$541,639	216.2%

Derivatives - (1.1)%

Eastport Holdings, LLC	Business Services	Written Call Option (11)		$(20)	$(2,736)	(1.1)%

				$(20)	$(2,736)	(1.1)%

TOTAL DERIVATIVES- (1.1)%				$(20)	$(2,736)	(1.1)%

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

June 30, 2017

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

The Company was formed for the purpose of: (i) acquiring, through a series of transactions, an investment portfolio from the following entities: CapitalSouth Partners Fund I Limited Partnership (“Fund I”); CapitalSouth Partners Fund II Limited Partnership (“Fund II”); CapitalSouth Partners Fund III, L.P. (“Fund III Parent”); CapitalSouth Partners SBIC Fund III, L.P. (“Fund III”) and CapitalSouth Partners Florida Sidecar Fund I, L.P. (“Florida Sidecar”) and, collectively with Fund I, Fund II, Fund III and Fund III Parent, the “Legacy Funds”); (ii) raising capital in the IPO and (iii) continuing and expanding the business of the Legacy Funds by making additional debt and equity investments in lower middle-market and traditional middle-market companies.

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through our subsidiaries that are licensed by the U.S. Small Business Administration (“SBA”) under the Small Business Investment Company (“SBIC”) Act, the Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests in first lien, second lien, subordinated loans, and, to a lesser extent, equity securities issued by lower middle-market companies and traditional middle-market companies.

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

The Company’s financial statements as of June 30, 2017 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and Florida Sidecar) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less at the date of purchase. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

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

The valuation methodologies summarized below are utilized by the Company in estimating fair value.

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

Income Approach

The income approach utilizes a discounted cash flow methodology in which the Company estimates fair value based on the present value of expected cash flows discounted at a market rate of interest. The determination of a discount rate, or required rate of return, takes into account the portfolio company’s fundamentals and perceived credit risk. Because the majority of the Company’s portfolio companies do not have a public credit rating, determining a discount rate often involves assigning an implied credit rating based on the portfolio company’s operating metrics compared to average metrics of similar publicly rated debt. Operating metrics include, but are not limited to, EBITDA interest coverage, leverage ratios, return on capital, and debt to equity ratios. The implied credit rating is used to assign a base discount rate range based on publicly available yields on similarly rated debt securities. The Company may apply a premium to the discount rate utilized in determining fair value when performance metrics and other qualitative information indicate that there is an additional level of uncertainty about collectability of cash flows.

Asset Approach

The asset approach values an investment based on the value of the underlying collateral securing the investment. This approach is used when the Company has reason to believe that it will not collect all principal and interest in accordance with the contractual terms of the debt agreement.

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income and paid-in-kind interest income: Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company has loans in the portfolio that contain a payment-in-kind interest (“PIK interest”) provision. The PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due.-

Non-accrual investments: Generally, when interest and/or principal payments on a loan become 90 days or more past due, or when the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status, and will generally cease recognizing interest income and PIK interest on that loan for financial reporting purposes. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. The Company may elect to cease accruing PIK interest and continue accruing interest income in cases where a loan is currently paying its interest income but, in management’s judgment, there is a reasonable likelihood of principal loss on the loan. Non-accrual loans are returned to accrual status when the borrower’s financial condition improves such that management believes current interest and principal payments are expected to be collected.

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

Commitments and Contingencies

As of June 30, 2017 and December 31, 2016, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $1.3 million (U.S. Well Services, LLC) and $1.2 million (On-Site Fuel Services, Inc.), respectively.

In the ordinary course of business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that could lead to the execution of these provisions against the Company. Based on its history and experience, management believes that the likelihood of such an event is remote.

In the ordinary course of business, the Company may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Company or result in direct losses to the Company. In management’s opinion, no direct losses with respect to litigation contingencies were probable as of June 30, 2017 and December 31, 2016. Management is of the opinion that the ultimate resolution of such claims, if any, will not materially affect the Company’s business, financial position, results of operations or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.

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

In accordance with certain applicable U.S. Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive its entire distribution in either cash or stock of the RIC, subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20.0% of its entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock.

ASC Topic 740 —  Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of June 30, 2017 and December 31, 2016, there were no uncertain tax positions.

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

The Company’s activities since commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three and six months ended June 30, 2017 and June 30, 2016. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

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

The value of the Company’s investments may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as our borrowers, and those for which market yields are observable, increase materially.

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

In October 2016, the U.S. Securities and Exchange Commission (“SEC”) adopted new rules and amended existing rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosures about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017. Management is currently evaluating the impact that the adoption of the amendments to Regulation S-X will have on the Company’s consolidated financial statements and related disclosures.

Note 4. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through the Company’s subsidiaries that are licensed by the SBA under the SBIC Act, the Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests in first lien, second lien, and subordinated loans. Most of the Company’s debt investments are coupled with equity interests, whether in the form of detachable “penny” warrants or equity co-investments made pari-passu with our borrowers’ financial sponsors. As of June 30, 2017, our portfolio consisted of investments in 46 portfolio companies with a fair value of approximately $487.0 million.

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

During the three months ended June 30, 2017, the Company made approximately $6.5 million of investments and had approximately $49.3 million in repayments and sales resulting in net repayments and sales of approximately $42.8 million for the period. During the three months ended June 30, 2016, the Company made approximately $0.4 million of investments and had approximately $6.5 million in repayments and sales of investments resulting in net repayments and sales of approximately $6.1 million for the period.

During the six months ended June 30, 2017, the Company made approximately $28.2 million of investments and had approximately $82.3 million in repayments and sales resulting in net repayments and sales of approximately $54.1 million for the period. During the six months ended June 30, 2016, the Company made approximately $27.9 million of investments and had approximately $16.7 million in repayments and sales of investments resulting in net investments of approximately $11.2 million for the period.

During the three and six months ended June 30, 2017, the Company funded $0.3 million and $1.5 million, respectively, of previously committed capital to existing portfolio companies. During the three and six months ended June 30, 2017, the Company funded $6.2 million and $26.7 million, respectively, of investments in portfolio companies for which it was not previously committed to fund. During the three and six months ended June 30, 2016, the Company funded $0.0 million and $2.8 million, respectively, of previously committed capital to existing portfolio companies. During the three and six months ended June 30, 2016, the Company funded $0.4 million and $25.1 million, respectively, of investments in portfolio companies for which it was not previously committed to fund. In addition to investing directly in portfolio companies, the Company may assist portfolio companies in securing financing from other sources by introducing portfolio companies to sponsors or by leading a syndicate of investors to provide the portfolio companies with financing. During the three and six months ended June 30, 2017 and June 30, 2016, the Company did not lead any syndicates and did not assist any portfolio companies in obtaining indirect financing.

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

The Written Call Option granted FSC II the right to purchase up to 31.25% of the Company’s equity investment in Eastport Holdings, LLC. The Written Call Option has a strike price of $1.5 million and a termination date of August 31, 2018. The fair value of the Written Call Option, which has been treated as a derivative liability and is recorded in the financial statement line item Written Call Option at fair value in the Company’s consolidated statements of assets and liabilities, was approximately $5.1 million as of June 30, 2017. For purposes of determining the fair value of the Written Call Option, the Company calculated the difference in the fair value of the underlying equity investment in Eastport Holdings, LLC and the strike price of the Written Call Option, or intrinsic value. The time value of the Written Call Option as of June 30, 2017 was determined to be insignificant. The Written Call Option is classified as a Level 3 financial instrument.

The composition of our investments as of June 30, 2017, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$251,427	53.1%	$221,774	45.5%
Second Lien Debt	43,935	9.3	40,786	8.4
Subordinated Debt	125,684	26.5	118,571	24.4
Equity and Warrants	52,725	11.1	105,844	21.7
Total	$473,771	100.0%	$486,975	100.0%

The composition of our investments as of December 31, 2016, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$244,647	47.6%	$226,578	41.8%
Second Lien Debt	74,559	14.5	71,483	13.2
Subordinated Debt	148,849	29.0	150,232	27.8
Equity and Warrants	45,721	8.9	93,346	17.2
Total	$513,776	100.0%	$541,639	100.0%

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

The following table presents the fair value measurements of investments, by major class, as of June 30, 2017 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$221,774	$221,774
Second Lien Debt	—	—	40,786	40,786
Subordinated Debt	—	—	118,571	118,571
Equity and Warrants	—	—	105,844	105,844
Total	$—	$—	$486,975	$486,975

The following table presents fair value measurements of the Written Call Option as of June 30, 2017 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Written Call Option	$—	$—	$(5,148)	$(5,148)
Total	$—	$—	$(5,148)	$(5,148)

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2017 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Warrants	Total
Balance as of January 1, 2017	$226,578	$71,483	$150,232	$93,346	$541,639
Reclassifications	2,299	—	(9,000)	6,701	—
Repayments/sales	(18,948)	(35,290)	(16,092)	(12,006)	(82,336)
Purchases	20,867	4,000	1,182	2,200	28,249
Payment in-kind interest and dividends accrued	2,421	532	368	437	3,758
Accretion of original issue discount	140	274	376	—	790
Realized gain (loss) from investments	—	(140)	—	9,674	9,534
Net unrealized appreciation (depreciation) on investments	(11,583)	(73)	(8,495)	5,492	(14,659)
Balance as of June 30, 2017	$221,774	$40,786	$118,571	$105,844	$486,975

The following table provides a reconciliation of the beginning and ending balances for the Written Call Option that use Level 3 inputs for the six months ended June 30, 2017 (dollars in thousands):

Written Call Option
Balance as of January 1, 2017	$(2,736)
Net unrealized depreciation on Written Call Option	(2,412)
Balance as of June 30, 2017	$(5,148)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2016 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Warrants	Total (1)
Balance as of January 1, 2016	$199,843	$80,610	$194,485	$98,480	$573,418
Repayments/sales	(3,933)	—	(5,377)	(7,351)	(16,661)
Purchases	3,791	—	19,267	4,867	27,925
Payment in-kind interest and dividends accrued	1,571	—	258	619	2,448
Accretion of original issue discount	112	104	517	—	733
Realized loss from investments	(5,404)	—	(2,283)	(180)	(7,867)
Net unrealized appreciation (depreciation) on investments	(218)	(64)	(7,505)	2,920	(4,867)
Balance as of June 30, 2016	$195,762	$80,650	$199,362	$99,355	$575,129

(1)	Excludes our $19.2 million investment in CSLLF, measured at NAV.

The net change in unrealized appreciation (depreciation) on investments held as of June 30, 2017 and June 30, 2016, was $(5.9) million and $(9.6) million, respectively, and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and (liabilities) as of June 30, 2017 were as follows:

	Fair Value (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
First lien debt	$189.2	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	7.0% - 20.0% (14.0%) 1.7x – 8.3x (3.5x) $1.6 million - $143.2 million ($21.9 million)
First lien debt	$32.6	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	5.0x – 5.5x (5.2x) $2.6 million - $3.4 million ($2.9 million) 0.3x – 0.3x (0.3x) $88.1 million -$88.1 million ($88.1 million)
Second lien debt	$40.8	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	11.2% - 17.0% (14.5%) 4.6x – 8.5x (6.4x) $7.9 million - $127.2 million ($65.2 million)
Subordinated debt	$83.8	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	11.5% – 19.3% (15.4%) 1.5x – 11.1x (5.0x) 1.2 million - $20.8 million ($13.4 million)
Subordinated debt	$34.8	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple Adjusted EBITDA	5.5x – 7.1x (6.4x) $1.7 million – $27.3 million ($15.4 million)
Equity and warrants	$105.8	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA	4.5x – 15.0x (7.6x) $1.7 million - $78.7 million ($21.8 million)
Written Call Option	$(5.1)	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA	7.1x – 7.1x (7.1x) $27.3 million - $27.3 million ($27.3 million)

(1)	$1.0 million in subordinated debt and $9.4 million in first lien debt were valued using the asset approach.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and (liabilities) as of December 31, 2016 were as follows:

	Fair Value (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
First lien debt	$173.3	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	9.5% - 18.0% (14.2%) 2.0x – 6.4x (4.1x) $1.8 million - $166.0 million ($24.1million)
First lien debt	$53.3	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	4.5x – 9.0x (6.3x) $2.5 million - $34.3 million ($13.1 million) 0.3x – 0.3x (0.3x) $88.1 million -$88.1 million ($88.1 million)
Second lien debt	$71.5	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	10.0% - 17.3% (13.3%) 0.0x – 7.5x (5.0x) $8.1 million - $166.0 million ($76.5 million)
Subordinated debt	$114.6	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	11.5% – 20.0% (13.6%) 1.5x – 6.7x (4.1x) 2.0 million - $63.7 million ($21.4 million)
Subordinated debt	$35.6	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple Adjusted EBITDA	5.0x – 8.7x (6.3x) $1.8 million – $27.6 million ($15.7 million)
Equity and warrants	$93.3	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA	4.5x – 12.2x (7.6%) $1.8 million - $63.7 million ($17.5 million)
Written Call Option	$(2.7)	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA	6.25x – 6.25x (6.25x) $27.6 million - $27.6 million ($27.6 million)

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

Capitala Senior Liquid Loan Fund I, LLC

On March 24, 2015, the Company and Trinity Universal Insurance Company (“Trinity”), a subsidiary of Kemper Corporation, entered into a limited liability company agreement to co-manage CSLLF. The purpose and design of the joint venture was to invest primarily in broadly syndicated senior secured loans to middle-market companies, which were purchased on the secondary market. Capitala and Trinity committed to provide $25.0 million of equity to CSLLF, with Capitala providing $20.0 million and Trinity providing $5.0 million, resulting in an 80%/20% economic ownership between the two parties. The board of directors and investment committee of CSLLF were split 50/50 between Trinity and Capitala, resulting in equal voting power between the two entities. In September 2016, the Company and Trinity elected to wind-down operations of CSLLF. During the fourth quarter of 2016, CSLLF sold all referenced assets underlying the total return swap (“TRS”) and declared final distributions, inclusive of dividends and return of capital.

Because the TRS was wound down in a prior period, only comparative period disclosures are included herein. For the three and six months ended June 30, 2016, we received $0.5 million and $1.0 million, respectively, in dividend income from our equity interest in CSLLF.

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

CSLLF was required to initially cash collateralize a specified percentage of each loan (generally 20% to 35% of the market value of senior secured loans) included under the TRS in accordance with margin requirements described in the TRS Agreement. As of December 31, 2016, CSLLF had posted $0.0 million in collateral to Bank of America in relation to the TRS, which is recorded on CSLLF’s statements of assets and liabilities as cash held as collateral on total return swap. The cash collateral represented CSLLF’s maximum credit exposure as of December 31, 2016.

In connection with the TRS, CSLLF made customary representations and warranties and was required to comply with various covenants, reporting requirements and other customary requirements for similar transactions governed by an ISDA 2002 Master Agreement.

CSLLF’s receivable due on the TRS represents realized amounts from payments on underlying loans in the total return swap portfolio. At December 31, 2016, the receivable due on TRS was $0.1 million and is recorded on CSLLF’s statement of assets and liabilities below. CSLLF does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the statement of assets and liabilities as of December 31, 2016.

Transactions in TRS contracts during the three and six months ended June 30, 2016 resulted in $0.7 million and $1.4 million, respectively, in realized gains and $0.8 million and $1.6 million, respectively, in unrealized appreciation, which was recorded on CSLLF’s statements of operations below.

The following represents the volume of the CSLLF’s derivative transactions during the three and six months ended June 30, 2016 (dollars in thousands):

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Average notional par amount of contract	$76,947	$77,575

Below is certain summarized financial information for CSLLF as of December 31, 2016 and for the three and six months ended June 30, 2016 (dollars in thousands):

Selected Statements of Assets and Liabilities:

As of December 31, 2016
ASSETS
Receivable due on Total Return Swap	$82
Total assets	$82

LIABILITIES
Distribution payable	$82
Total liabilities	$82

NET ASSETS
Total net assets	$—
Total liabilities and net assets	$82

Selected Statements of Operations (unaudited):

	For the Three Months	For the Six Months
	Ended	Ended
	June 30, 2016	June 30, 2016

Administrative and legal expenses	$(86)	$(116)
Net operating loss	$(86)	$(116)

Net realized gain on Total Return Swap	$710	$1,436
Net unrealized appreciation on Total Return Swap	849	1,605
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,473	$2,925

Note 5. Agreements

On September 24, 2013, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with our Investment Advisor, which was initially approved by the Board on June 10, 2013. Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect if approved annually by the Board or by a majority of our outstanding voting securities, including, in either case, by a majority of our non-interested directors. The Investment Advisory Agreement was most recently re-approved by the Board, including by a majority of our non-interested directors, at an in-person meeting, on August 3, 2017. Subject to the overall supervision of the Board, the Investment Advisor manages our day-to-day operations, and provides investment advisory and management services to us. Under the terms of the Investment Advisory Agreement, the Investment Advisor:

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

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Advisor that would, when taken together with all other incentive fees paid to the Investment Advisor during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. As of June 30, 2017 and December 31, 2016, the Company had incentive fees payable to the Investment Advisor of $2.2 million and $6.4 million, respectively.

For the three months ended June 30, 2017 and 2016, the Company incurred $2.5 million and $2.7 million in base management fees, respectively. The Company incurred $0.0 million and $1.7 million in incentive fees related to pre-incentive fee net investment income for the three months ended June 30, 2017 and 2016, respectively. For the three months ended June 30, 2017 and 2016, the Investment Advisor waived incentive fees of $0.0 million and $0.8 million, respectively.

For the six months ended June 30, 2017 and 2016, the Company incurred $5.0 million and $5.4 million in base management fees, respectively. The Company incurred $1.3 million and $3.4 million in incentive fees related to pre-incentive fee net investment income for the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, the Investment Advisor waived incentive fees of $1.0 million and $1.4 million, respectively.

On September 24, 2013, the Company entered into the Administration Agreement pursuant to which the Administrator has agreed to furnish the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. The Administrator also performs, or oversees the performance of the required administrative services, which include, among other things, being responsible for the financial records that the Company is required to maintain and preparing reports to our stockholders. In addition, the Administrator assists in determining and publishing the NAV, oversees the preparation and filing of the tax returns and the printing and dissemination of reports to the stockholders, and generally oversees the payment of the expenses and the performance of administrative and professional services rendered to the Company by others.

Payments under the Administration Agreement are equal to an amount based upon the allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the allocable portion of the compensation of the chief financial officer and the chief compliance officer, and their respective administrative support staff. Under the Administration Agreement, the Administrator will also provide, on the Company’s behalf, managerial assistance to those portfolio companies that request such assistance. Unless terminated earlier in accordance with its terms, the Administration Agreement will remain in effect if approved annually by the Board. The Board most recently approved the renewal of the Administration Agreement on August 3, 2017. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without any incremental profit to our Administrator. Stockholder approval is not required to amend the Administration Agreement.

For the three and six months ended June 30, 2017, the Company paid the Administrator $0.3 million and $0.6 million, respectively, for the Company’s allocable portion of the Administrator’s overhead. For the three and six months ended June 30, 2016, the Company paid the Administrator $0.3 million and $0.6 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

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

Note 6. Related Party Transactions

At June 30, 2017 and December 31, 2016, the Company had the following receivables from (payables to) related parties relating to certain management fees, incentive fees, reimbursable expenses, and other payments owed to related parties (dollars in thousands):

	June 30, 2017	December 31, 2016
CapitalSouth Corporation	$129	$182
CapitalSouth Partners Florida Sidecar Fund II, L.P.	(74)	(35)
Capitala Investment Advisors, LLC	(2,267)	(6,426)
Total	$(2,212)	$(6,279)

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

Note 7. Borrowings

SBA Debentures

The Company, through its two wholly owned subsidiaries, uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of June 30, 2017 and December 31, 2016, the Company has $170.7 million of SBA-guaranteed debentures outstanding. The Company has issued all SBA-guaranteed debentures that were permitted under each of the Legacy Funds’ respective SBIC licenses (as applicable), and there are no unused SBA debenture commitments remaining. SBA-guaranteed debentures are secured by a lien on all assets of Fund II and Fund III. As of June 30, 2017 and December 31, 2016, Fund II and Fund III had total assets of approximately $355.2 million and $349.4 million, respectively. On June 10, 2014, the Company received an exemptive order from the SEC exempting the Company, Fund II, and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. The Company intends to comply with the conditions of the order.

The weighted average interest rate for all SBA-guaranteed debentures as of June 30, 2017 and December 31, 2016 was 3.29%. In addition to the stated interest rate, the SBA also charges an annual fee on all SBA-guaranteed debentures issued, which is included in the Company’s interest expense. The weighted average annual fee for all SBA-guaranteed debentures as of June 30, 2017 and December 31, 2016 was 0.43%.

The following table summarizes the interest expense and annual charges, and deferred financing costs on the SBA-guaranteed debentures for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest expense and annual charges	$1,580	$1,766	$3,142	$3,552
Deferred financing costs	152	160	303	320
Total interest and financing expenses	$1,732	$1,926	$3,445	$3,872

As of June 30, 2017 and December 31, 2016, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):

Fixed Maturity Date	Interest Rate	SBA Annual Charge	June 30, 2017	December 31, 2016
March 1, 2019	4.620%	0.941%	5,000	5,000
September 1, 2020	3.215%	0.285%	19,000	19,000
March 1, 2021	4.084%	0.515%	15,700	15,700
March 1, 2021	4.084%	0.285%	46,000	46,000
March 1, 2022	2.766%	0.285%	10,000	10,000
March 1, 2022	2.766%	0.515%	50,000	50,000
March 1, 2023	2.351%	0.515%	25,000	25,000
			$170,700	$170,700

2021 Notes

On June 16, 2014, the Company issued $113.4 million in aggregate principal amount of 7.125% fixed-rate notes due 2021 (the “2021 Notes”). On May 26, 2017, the Company caused notices to be issued to the holders of its 2021 Notes regarding the Company’s exercise of its option to redeem all of the issued and outstanding 2021 Notes, pursuant to Section 1104 of the Indenture dated as of June 16, 2014, between the Company and U.S. Bank National Association, as trustee, and Section 1.01(h) of the First Supplemental Indenture dated as of June 16, 2014. The Company redeemed all $113.4 million in aggregate principal amount of the 2021 Notes on June 25, 2017. The Notes were redeemed at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from June 16, 2017, through, but excluding, June 25, 2017. As a result of the redemption, the Company recognized a loss on the extinguishment of debt of $2.7 million for the three and six months ended June 30, 2017, due to the amortization of the deferred financing costs remaining on the 2021 Notes.

The following table summarizes the interest expense and deferred financing costs on the 2021 Notes for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest expense	$1,886	$2,021	$3,908	$4,041
Deferred financing costs	148	138	293	273
Total interest and financing expenses	$2,034	$2,159	$4,201	$4,314

2022 Notes

On May 16, 2017, the Company issued $70.0 million in aggregate principal amount of 6.0% fixed-rate notes due 2022 (the “2022 Notes”). On May 25, 2017, the Company issued an additional $5.0 million in aggregate principal amount of the 2022 Notes pursuant to a partial exercise of the underwriters’ overallotment option. The 2022 Notes will mature on May 31, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after May 31, 2019 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest is payable quarterly beginning August 31, 2017.

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest expense	$555	$-	$555	$-
Deferred financing costs	60	-	60	-
Total interest and financing expenses	$615	$-	$615	$-

2022 Convertible Notes

On May 26, 2017, the Company issued $50.0 million in aggregate principal amount of 5.75% fixed-rate convertible notes due on May 31, 2022 (the “2022 Convertible Notes”). On June 26, 2017, the Company issued an additional $2.1 million in aggregate principal amount of the 2022 Convertible Notes pursuant to a partial exercise of the underwriters’ overallotment option. Interest is payable quarterly beginning August 31, 2017.

The 2022 Convertible Notes are convertible, at the holder’s option, into shares of the Company’s common stock at any time on or prior to the close of business on the business day immediately preceding the maturity date. The conversion rate for the 2022 Convertible Notes is initially 1.5913 shares per $25.00 principal amount of 2022 Convertible Notes (equivalent to an initial conversion price of approximately $15.71 per share of common stock). The initial conversion premium is approximately 14.0%. Upon conversion, the Company will deliver shares of its common stock (and cash in lieu of fractional shares). The conversion rate is subject to adjustment if certain events occur as outlined in the supplemental indenture relating to the 2022 Convertible Notes. The Company has determined that the embedded conversion option in the 2022 Convertible Notes is not required to be separately accounted for as a derivative under GAAP.

In addition, pursuant to a “fundamental change” as defined in the supplemental indenture relating to the 2022 Convertible Notes, holders of the 2022 Convertible Notes may require the Company to repurchase for cash all or part of their 2022 Convertible Notes at a repurchase price equal to 100.0% of the principal amount of the 2022 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the repurchase date. The 2022 Convertible Notes are not redeemable prior to maturity and no “sinking fund” is provided for the 2022 Convertible Notes.

The following table summarizes the interest expense and deferred financing costs on the 2022 Convertible Notes for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest expense	$281	$-	$281	$-
Deferred financing costs	25	-	25	-
Total interest and financing expenses	$306	$-	$306	$-

Credit Facility

On October 17, 2014, the Company entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. On June 16, 2017, the Company entered into an amendment to its Credit Facility with ING Capital, LLC (the “Amendment”). Pursuant to the Amendment, the Credit Facility currently provides for borrowings up to $114.5 million and may be increased up to $200.0 million pursuant to its “accordion” feature. The Credit Facility matures on June 16, 2021.

Borrowings under the Credit Facility bear interest, at the Company’s election, at a rate per annum equal to (i) the one, two, three or six month LIBOR, as applicable, plus 3.00% or (ii) 2.00% plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5% and (C) three month LIBOR plus 1.0%. The Company’s ability to elect LIBOR indices with various tenors (e.g., one, two, three or six month LIBOR) on which the interest rates for borrowings under the Credit Facility are based, provides the company with increased flexibility to manage interest rate risks as compared to a borrowing arrangement that does not provide for such optionality. Once a particular LIBOR rate has been selected, the interest rate on the applicable amount borrowed will reset after the applicable tenor period and be based on the then applicable selected LIBOR rate (e.g., borrowings for which the Company has elected the one month LIBOR rate will reset on the one month anniversary of the period based on the then selected LIBOR rate). For any given borrowing under the Credit Facility, the Company intends to elect what it believes to be an appropriate LIBOR rate taking into account the Company’s needs at the time as well as the Company’s view of future interest rate movements. The Amendment provides for the ability to step-down the pricing of the Credit Facility from LIBOR plus 3.00% to LIBOR plus 2.75% when certain conditions are met. The Company will also pay an unused commitment fee at a rate of 2.50% per annum on the amount (if positive) by which 40% of the aggregate commitments under the Credit Facility exceeds the outstanding amount of loans under the Credit Facility and 0.50% per annum on any remaining unused portion of the Credit Facility.

The following table summarizes the interest expense, deferred financing costs, and unused commitment fees on the Credit Facility for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest expense	$395	$645	$815	$1,264
Deferred financing costs	256	240	493	480
Unused commitment fees	150	59	266	121
Total interest and financing expenses	$801	$944	$1,574	$1,865

As of June 30, 2017 and December 31, 2016, the Company had $30.0 million and $44.0 million, respectively, outstanding under the Credit Facility. The Credit Facility is secured by investments and cash held by Capitala Finance Corp., exclusive of assets held at our two SBIC subsidiaries. Assets pledged to secure the Credit Facility had a fair value of $214.1 million at June 30, 2017. As part of the terms of the Credit Facility, the Company may not make cash distributions with respect to any taxable year that exceed 110% (125% if the Company is not in default and its covered debt does not exceed 85% of the borrowing base) of the amounts required to be distributed to maintain eligibility as a RIC and to reduce our tax liability to zero for taxes imposed on our investment company taxable income and net capital gains.

Note 8. Directors Fees

Our independent directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three and six months ended June 30, 2017, the Company recognized directors fees expense of $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2016, the Company recognized directors fees expense of $0.1 million and $0.2 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

Note 9. Fair Value of Financial Instruments

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2017, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
SBA debentures	$170,700	$172,149	$—	$—	$172,149
2022 Notes	75,000	76,275	76,275	—	—
2022 Convertible Notes	52,087	52,713	52,713	—	—
Credit Facility	30,000	29,856	—	—	29,856
Total	$327,787	$330,993	$128,988	$—	$202,005

(1)	Carrying value equals the gross principal outstanding at period end.

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2016, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
SBA debentures	$170,700	$175,581	$—	$—	$175,581
2021 Notes	113,438	115,888	115,888	—	—
Credit Facility	44,000	43,927	—	—	43,927
Total	$328,138	$335,396	$115,888	$—	$219,508

(1)	Carrying value equals the gross principal outstanding at period end.

The estimated fair value of the Company’s SBA debentures was based on future contractual cash payments discounted at market interest rates to borrow from the SBA as of the measurement date.

The estimated fair value of the 2021 Notes was based on the closing price as of the measurement date as the 2021 Notes were traded on the New York Stock Exchange under the ticker “CLA.”

The estimated fair value of the 2022 Notes and 2022 Convertible Notes was based on their respective closing prices as of the measurement date as they are traded on the NASDAQ Global Select Market under the ticker “CPTAL” (2022 Notes) and on the NASDAQ Capital Market under the ticker “CPTAG” (2022 Convertible Notes).

The estimated fair value of the Company’s Credit Facility was based on future contractual cash payments discounted at estimated market interest rates for similar debt.

Note 10. Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in six portfolio companies that are considered significant subsidiaries under the guidance in Regulation S-X, but are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each such portfolio company, along with summarized financial information as of June 30, 2017 and December 31, 2016, and for the six months ended June 30, 2017 and June 30, 2016, respectively.

Print Direction, Inc.

Print Direction, Inc., incorporated in Georgia on May 11, 2006, is a professional printing services firm serving customers, particularly fast food, retail, and other similar chains, throughout the U.S. Print Direction, Inc. also provides warehousing and distribution services for these customers. The (loss) the Company generated from Print Direction, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $(7.6) million and $0.0 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

Navis Holdings, Inc.

Navis Holdings, Inc., incorporated in Delaware on December 21, 2010, designs and manufactures leading machinery for the global knit and woven finishing textile industries. The income the Company generated from Navis Holdings, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation) was $0.6 million and $2.0 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

On-Site Fuel Services, Inc.

On-Site Fuel Service, Inc. is a 100% owned subsidiary of On-Site Fuel Holdings, Inc., which was incorporated in Delaware on December 19, 2011. On-Site Fuel Service, Inc. provides fueling services for commercial and government vehicle fleets throughout the southeast U.S. The income (loss) the Company generated from On-Site Fuel Service, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $(0.6) million and $1.5 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

CableOrganizer Acquisition, LLC

CableOrganizer Acquisition, LLC, a Delaware limited liability company that began operations on April 23, 2013, is a leading online provider of cable and wire management products. The income the Company generated from CableOrganizer Acquisition, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $0.7 million and $1.0 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

Eastport Holdings, LLC

Eastport Holdings, LLC, an Ohio limited liability company organized on November 1, 2011, is a holding company consisting of marketing and advertising companies located across the U.S. The income the Company generated from Eastport Holdings, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $6.3 million and $6.9 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

Micro Precision, LLC

Micro Precision, LLC, formed on August 5, 2011 as a Delaware limited liability company, is a prime contractor supplying critical parts and mechanical assemblies to the United States Department of Defense as well as designer and manufacturer of locomotive air horns. The income (loss) the Company generated from Micro Precision, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $(0.4) million and $0.4 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

The summarized unaudited financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):

	As of
Balance Sheet – Print Direction, Inc.	June 30, 2017	December 31, 2016
Current assets	$1,842	$3,720
Noncurrent assets	1,471	1,778
Total assets	$3,313	$5,498

Current liabilities	$4,243	$4,935
Noncurrent liabilities	14,654	14,401
Total liabilities	$18,897	$19,336

Total deficit	$(15,584)	$(13,838)

	For the six months ended
Statements of Operations – Print Direction, Inc.	June 30, 2017	June 30, 2016
Net sales	$4,268	$8,014
Cost of goods sold	2,121	3,451
Gross profit	$2,147	$4,563

Other expenses	$5,134	$6,097
Loss before income taxes	(2,987)	(1,534)
Income tax benefit	(1,242)	(644)
Net loss	$(1,745)	$(890)

	As of
Balance Sheet - Navis Holdings, Inc.	June 30, 2017	December 31, 2016
Current assets	$4,717	$4,655
Noncurrent assets	3,328	3,446
Total assets	$8,045	$8,101

Current liabilities	$2,374	$2,448
Noncurrent liabilities	7,023	6,719
Total liabilities	$9,397	$9,167

Total deficit	$(1,352)	$(1,066)

	For the six months ended
Statements of Operations - Navis Holdings, Inc.	June 30, 2017	June 30, 2016
Net sales	$7,200	$9,110
Cost of goods sold	4,437	5,477
Gross profit	$2,763	$3,633

Other expenses	$2,370	$2,438
Income before income taxes	393	1,195
Income tax provision	155	469
Net income	$238	$726

	As of
Balance Sheet - On-Site Fuel Services, Inc.	June 30, 2017	December 31, 2016
Current assets	$15,379	$13,079
Noncurrent assets	20,888	16,283
Total assets	$36,267	$29,362

Current liabilities	$45,245	$35,244
Noncurrent liabilities	1,073	1,127
Total liabilities	$46,318	$36,371

Total deficit	$(10,051)	$(7,009)

	For the six months ended
Statements of Operations - On-Site Fuel Services, Inc.	June 30, 2017	June 30, 2016
Net sales	$74,069	$48,627
Cost of goods sold	61,738	38,411
Gross profit	$12,331	$10,216

Other expenses	$15,375	$12,129
Loss before income taxes	(3,044)	(1,913)
Income tax benefit	—	—
Net loss	$(3,044)	$(1,913)

	As of
Balance Sheet – CableOrganizer Acquisition, LLC	June 30, 2017	December 31, 2016
Current assets	$9,049	$5,589
Noncurrent assets	9,774	9,872
Total assets	$18,823	$15,461

Current liabilities	$8,225	$4,219
Noncurrent liabilities	12,122	11,882
Total liabilities	$20,347	$16,101

Total deficit	$(1,524)	$(640)

	For the six months ended
Statements of Operations – CableOrganizer Acquisition, LLC	June 30, 2017	June 30, 2016
Net sales	$14,522	$11,011
Cost of goods sold	10,201	7,331
Gross profit	$4,321	$3,680

Other expenses	$5,205	$4,308
Loss before income taxes	(884)	(628)
Income tax benefit	—	—
Net loss	$(884)	$(628)

	As of
Balance Sheet – Eastport Holdings, LLC	June 30, 2017	December 31, 2016
Current assets	$92,751	$106,388
Noncurrent assets	148,166	148,704
Total assets	$240,917	$255,092

Current liabilities	$146,508	$157,393
Noncurrent liabilities	46,147	52,044
Total liabilities	$192,655	$209,437

Total equity	$48,262	$45,655

	For the six months ended
Statements of Operations – Eastport Holdings, LLC	June 30, 2017	June 30, 2016
Net sales	$280,997	$255,768
Cost of goods sold	209,944	202,876
Gross profit	$71,053	$52,892

Other expenses	$67,862	$50,355
Income before income taxes	3,191	2,537
Income tax provision	516	853
Net income	$2,675	$1,684

	As of
Balance Sheet – Micro Precision, LLC	June 30, 2017	December 31, 2016
Current assets	$10,124	$10,580
Noncurrent assets	15,432	15,562
Total assets	$25,556	$26,142

Current liabilities	$8,336	$8,680
Noncurrent liabilities	14,926	16,137
Total liabilities	$23,262	$24,817

Total equity	$2,294	$1,325

	For the six months ended
Statements of Operations – Micro Precision, LLC	June 30, 2017	June 30, 2016
Net sales	$9,225	$9,127
Cost of goods sold	5,713	5,979
Gross profit	$3,512	$3,148

Other expenses	$3,152	$3,394
Income (loss) before income taxes	360	(246)
Income tax provision	—	—
Net income (loss)	$360	$(246)

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2016, there were no dilutive shares. As of June 30, 2017, all convertible shares related to the 2022 Convertible Notes were considered anti-dilutive.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three and six months ended June 30, 2017 and June 30, 2016 (dollars in thousands, except share and per share data):

	For the three months ended		For the six months ended
Basic and diluted	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net increase (decrease) in net assets from operations – basic and diluted	$(5,525)	$7,257	$(643)	$3,067
Weighted average common shares outstanding – basic and diluted	15,889,682	15,807,340	15,881,712	15,796,642
Net increase (decrease) in net assets per share from operations – basic and diluted	$(0.35)	$0.46	$(0.04)	$0.19

Note 12. Distributions

The Company’s distributions are recorded as payable on the declaration date. Shareholders have the option to receive payment of their distribution in cash, shares of common stock, or a combination of cash and common stock.

The following table summarizes the Company’s distribution declarations for the six months ended June 30, 2017 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 3, 2017	January 20, 2017	January 30, 2017	$0.13	$1,993	5,304	$70
January 3, 2017	February 20, 2017	February 27, 2017	0.13	1,993	5,195	70
January 3, 2017	March 23, 2017	March 30, 2017	0.13	1,998	4,948	67
April 3, 2017	April 19, 2017	April 27, 2017	0.13	1,996	5,164	69
April 3, 2017	May 23, 2017	May 29, 2017	0.13	1,990	5,880	76
April 3, 2017	June 21, 2017	June 29, 2017	0.13	1,969	7,959	97
Total Distributions Declared and Distributed			$0.78	$11,939	34,450	$449

The following table summarizes the Company’s distribution declarations for the six months ended June 30, 2016 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 4, 2016	January 22, 2016	January 28, 2016	$0.1567	$2,392	8,135	$80
January 4, 2016	February 19, 2016	February 26, 2016	0.1567	2,405	7,076	70
January 4, 2016	March 22, 2016	March 30, 2016	0.1567	2,397	7,079	77
April 1, 2016	April 22, 2016	April 28, 2016	0.1567	2,392	6,625	85
April 1, 2016	May 23, 2016	May 30, 2016	0.1567	2,372	8,147	104
April 1, 2016	June 21, 2016	June 29, 2016	0.1567	2,369	8,229	108
Total Distributions Declared and Distributed			$0.94	$14,327	45,291	$524

Note 13. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2017 and 2016 (dollars in thousands, except share and per share data):

	June 30, 2017	June 30, 2016
Per share data:
Net asset value at beginning of period	$15.79	$17.04
Net investment income (1)	0.43	0.94
Net realized gain (loss) on investments (1)	0.60	(0.50)
Net unrealized depreciation on investments (1)	(0.92)	(0.25)
Net unrealized depreciation on Written Call Option (1)	(0.15)	—
Distributions declared from net investment income	(0.78)	(0.94)
Other (7)	—	(0.01)
Net asset value at end of period	$14.97	$16.28
Net assets at end of period	$238,000	$257,542
Shares outstanding at end of period	15,902,495	15,822,636
Per share market value at end of period	$13.01	$14.00
Total return based on market value (2)	6.75%	25.70%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (9)	6.92%	11.43%
Ratio of incentive fee, net of incentive fee waiver, to average net assets (6)(10)	0.14%	1.55%
Ratio of interest and financing expenses to average net assets (8)	8.31%	7.74%
Ratio of loss on extinguishment of debt to average net assets (10)	1.11%	—
Ratio of other operating expenses, to average net assets (8)	5.79%	5.79%
Ratio of total expenses, net of fee waivers to average net assets (6)(9)	15.35%	15.08%
Portfolio turnover rate (3)	5.43%	2.80%
Average debt outstanding (4)	$348,986	$368,534
Average debt outstanding per common share	$21.95	$23.29
Asset coverage ratio per unit (5)	$2,515	$2,412

(1)	Based on daily weighted average balance of shares outstanding during the period.
(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(3)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value. Portfolio turnover rates that cover less than a full period are not annualized.
(4)	Based on daily weighted average balance of debt outstanding during the period.
(5)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of June 30, 2017 and June 30, 2016 pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(6)	The ratio of waived incentive fees to average net assets was 0.39% and 0.53% for the six months ended June 30, 2017 and June 30, 2016.
(7)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(8)	Ratios are annualized.
(9)	Ratios are annualized. Incentive fees, net of incentive fee waiver, and loss on extinguishment of debt included within the ratio are not annualized.
(10)	Ratios are not annualized.

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of June 30, 2017.

Distributions

On July 3, 2017, the Company’s Board declared normal monthly distributions for July, August, and September of 2017 as set forth below:

Date Declared	Record Date	Payment Date	Distributions per Share
July 3, 2017	July 21, 2017	July 28, 2017	$0.13
July 3, 2017	August 23, 2017	August 30, 2017	$0.13
July 3, 2017	September 20, 2017	September 28, 2017	$0.13

Portfolio Activity

On July 24, 2017, the Company sold $5.6 million of its investment in CSM Bakery Solutions, LLC at a price of 87.5% of par value, receiving cash proceeds of approximately $4.9 million.

On July 31, 2017, the Company restructured its investment in Sierra Hamilton, LLC, exchanging its $15.0 million first lien debt investment yielding 12.25% for 13.7% equity ownership in Sierra Hamilton, Inc. and $0.9 million in cash proceeds related to past due interest. On July 31, 2017, the Company also received $1.2 million in cash repayment on its first lien debt investment in Sierra Hamilton, LLC, yielding LIBOR + 8.00%.

On July 31, 2017, the Company received $1.3 million for its equity investment in Source Capital Penray, LLC.

On August 4, 2017, the Company received $6.0 million for its subordinated debt investment in B&W Quality Growers, LLC. In addition, the Company received $1.5 million in proceeds for a partial redemption of its warrants.

Credit Facility

On July 7, 2017, the Company repaid $20.0 million on its Credit Facility.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or U.S. Securities and Exchange Commission (“SEC”) rule or regulation.

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

We provide capital to lower and traditional middle-market companies in the United States (“U.S.”), with a non-exclusive emphasis on the Southeast, Southwest and Mid-Atlantic regions. We invest primarily in companies with a history of earnings growth and positive cash flow, proven management teams, products or services with competitive advantages and industry-appropriate margins. We primarily invest in companies with between $4.5 million and $30 million in trailing twelve month earnings before interest, tax, depreciation, and amortization (“EBITDA”).

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

The Company’s financial statements as of June 30, 2017 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and Florida Sidecar) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income and paid-in-kind interest income: Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company has loans in the portfolio that contain a payment-in-kind interest (“PIK interest”) provision. The PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at maturity, is recorded on the accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due.

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

In accordance with certain applicable treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive its entire distribution in either cash or stock of the RIC, subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20.0% of its entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock.

ASC Topic 740 —  Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of June 30, 2017 and December 31, 2016, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of June 30, 2017 and December 31, 2016. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of June 30, 2017 and December 31, 2016. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

Portfolio and Investment Activity

As of June 30, 2017, our portfolio consisted of investments in 46 portfolio companies with a fair value of approximately $487.0 million.

During the three months ended June 30, 2017, we made approximately $6.5 million of investments and had approximately $49.3 million in repayments and sales of investments resulting in net repayments and sales of approximately $42.8 million for the period. During the three months ended June 30, 2016, we made approximately $0.4 million of investments and had approximately $6.5 million in repayments and sales resulting in net investments of approximately $6.1 million for the period.

During the six months ended June 30, 2017, we made approximately $28.2 million of investments and had approximately $82.3 million in repayments and sales of investments resulting in net repayments and sales of approximately $54.1 million for the period. During the six months ended June 30, 2016, we made approximately $27.9 million of investments and had approximately $16.7 million in repayments and sales resulting in net repayments and sales of approximately $11.2 million for the period.

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

The Written Call Option granted FSC II the right to purchase up to 31.25% of our equity investment in Eastport Holdings, LLC. The Written Call Option has a strike price of $1.5 million and a termination date of August 31, 2018. The fair value of the Written Call Option, which has been treated as a derivative liability and is recorded in the financial statement line item Written Call Option at fair value in our consolidated statements of assets and liabilities, was approximately $5.1 million as of June 30, 2017. For purposes of determining the fair value of the Written Call Option, we calculated the difference in the fair value of the underlying equity investment in Eastport Holdings, LLC and the strike price of the Written Call Option, or intrinsic value. The time value of the Written Call Option as of June 30, 2017 was determined to be insignificant. The Written Call Option is classified as a Level 3 financial instrument.

As of June 30, 2017, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $10.3 million and $10.6 million, and $22.1 million and $37.6 million, respectively. As of June 30, 2017, the Company had approximately $76.9 million of cash and cash equivalents. As of December 31, 2016, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $9.7 million and $10.2 million, and $22.1 million and $29.9 million, respectively. As of December 31, 2016, the Company had approximately $36.3 million of cash and cash equivalents.

As of June 30, 2017, our debt investment portfolio, which represented 78.3% of our total portfolio, had a weighted average annualized yield of approximately 13.2%, exclusive of the impact of our non-accrual debt investments. As of June 30, 2017, 59.5% of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2016, our debt investment portfolio, which represented 82.8% of our total portfolio, had a weighted average annualized yield of approximately 13.2%, exclusive of the impact of our non-accrual debt investments. As of December 31, 2016, 57.1% of our debt investment portfolio was bearing a fixed rate of interest.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of June 30, 2017 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$251,427	45.6%	$221,774	39.3%
Second Lien Debt	43,935	8.0	40,786	7.2
Subordinated Debt	125,684	22.8	118,571	21.1
Equity and Warrants	52,725	9.6	105,844	18.8
Cash and Cash Equivalents	76,867	14.0	76,867	13.6
Total	$550,638	100.0%	$563,842	100.0%

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of December 31, 2016 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$244,647	44.5%	$226,578	39.2%
Second Lien Debt	74,559	13.5	71,483	12.3
Subordinated Debt	148,849	27.1	150,232	26.0
Equity and Warrants	45,721	8.3	93,346	16.2
Cash and Cash Equivalents	36,281	6.6	36,281	6.3
Total	$550,057	100.0%	$577,920	100.0%

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	June 30, 2017		December 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$62,442	12.8%	$51,731	9.5%
Consumer Products	30,239	6.2	30,209	5.6
Financial Services	29,374	6.0	25,553	4.7
Information Technology	24,555	5.0	24,232	4.5
Specialty Retail	21,314	4.4	22,067	4.1
Oil & Gas Services	20,161	4.1	15,083	2.8
Footwear Retail	19,162	3.9	19,236	3.5
Building Products	18,373	3.8	18,152	3.3
Food Product Manufacturer	16,686	3.4	16,599	3.1
Consumer Electronics	16,091	3.3	20,818	3.8
Sales & Marketing Services	15,380	3.1	16,376	3.0
Industrial Equipment Rental	15,032	3.1	10,755	2.0
Retail	15,000	3.1	15,000	2.8
Farming	13,039	2.7	11,779	2.2
Textile Equipment Manufacturer	12,905	2.7	13,134	2.4
Bowling Products	12,490	2.6	12,503	2.3
Computer Supply Retail	12,123	2.5	12,183	2.2
Automobile Part Manufacturer	11,411	2.3	10,076	1.9
Fuel Transportation Services	10,881	2.2	10,303	1.9
Bakery Supplies Distributor	10,500	2.2	10,776	2.0
Healthcare Management	10,029	2.1	10,851	2.0
Transportation	9,753	2.0	16,856	3.1
QSR Franchisor	9,198	1.9	8,497	1.6
Professional and Personal Digital Imaging	8,688	1.8	9,000	1.7
Healthcare	8,641	1.8	8,582	1.6
Conglomerate	7,561	1.6	8,374	1.5
Printing Services	6,500	1.3	12,761	2.4
Produce Distribution	6,074	1.2	6,182	1.1
Oil & Gas Engineering and Consulting Services	5,714	1.2	4,500	0.8
Restaurant	4,868	1.0	4,857	0.9
Medical Device Distributor	4,652	1.0	25,768	4.8
Advertising & Marketing Services	4,301	0.9	3,910	0.7
Online Merchandise Retailer	4,064	0.8	4,169	0.8
Replacement Window Manufacturer	2,940	0.6	2,571	0.5
Home Repair Parts Manufacturer	2,421	0.5	1,408	0.3
Automotive Chemicals & Lubricants	1,377	0.3	2,230	0.4
Household Product Manufacturer	1,283	0.3	1,001	0.2
Data Processing & Digital Marketing	1,016	0.2	1,015	0.2
Retail Display & Security Services	537	0.1	537	0.1
In-Home Healthcare Services	107	0.0	446	0.1
Dental Practice Management	93	0.0	109	0.0
Specialty Defense Contractor	—	—	1,532	0.3
Specialty Clothing	—	—	5,011	0.9
Entertainment	—	—	987	0.2
Industrial Specialty Services	—	—	4,750	0.9
Home Décor Manufacturer	—	—	14,670	2.7
Construction Services	—	—	9,500	1.7
Satellite Communications	—	—	5,000	0.9
Total	$486,975	100.0%	$541,639	100.0%

With the exception of the international investment holdings noted below, all investments made by the Company as of June 30, 2017 and December 31, 2016 were made in portfolio companies located in the U.S. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017		December 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$238,418	49.0%	$257,162	47.5%
West	96,333	19.8	85,642	15.8
Midwest	94,719	19.4	118,682	21.9
Northeast	46,131	9.5	68,613	12.7
International	11,374	2.3	11,540	2.1
Total	$486,975	100.0%	$541,639	100.0%

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

Our Investment Advisor will monitor and, when appropriate, change the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, our Investment Advisor will review these investment ratings on a quarterly basis. The investment rating of a particular investment should not, however, be deemed to be a guarantee of the investment’s future performance.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	As of June 30, 2017		As of December 31, 2016
Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$184,523	37.9%	$183,826	33.9%
2	165,056	33.9	215,058	39.7
3	85,517	17.5	125,381	23.2
4	51,879	10.7	17,374	3.2
5	—	—	—	—
Total	$486,975	100.0%	$541,639	100.0%

As of June 30, 2017, we had debt investments in 6 portfolio companies on non-accrual status with an amortized cost of $85.3 million and a fair value of $50.7 million, which represented 18.0% and 10.4% of the investment portfolio, respectively. As of December 31, 2016, we had debt investments in three portfolio companies on non-accrual status with amortized cost of $29.5 million and a fair value of $17.4 million, which represented 5.7% and 3.2% of the investment portfolio, respectively.

Capitala Senior Liquid Loan Fund I, LLC

On March 24, 2015, the Company and Trinity Universal Insurance Company (“Trinity”), a subsidiary of Kemper Corporation, entered into a limited liability company agreement to co-manage CSLLF. The purpose and design of the joint venture was to invest primarily in broadly syndicated senior secured loans to middle-market companies, which were purchased on the secondary market. Capitala and Trinity committed to provide $25.0 million of equity to CSLLF, with Capitala providing $20.0 million and Trinity providing $5.0 million, resulting in an 80%/20% economic ownership between the two parties. The board of directors and investment committee of CSLLF were split 50/50 between Trinity and Capitala, resulting in equal voting power between the two entities. In September 2016, the Company and Trinity elected to wind-down operations of CSLLF. During the fourth quarter of 2016, CSLLF sold all referenced assets underlying the total return swap (“TRS”) and declared final distributions, inclusive of dividends and return of capital, in December 2016. Because the TRS was wound down in a prior period, only comparative period disclosures are included herein. For the three and six months ended June 30, 2016, we received $0.5 million and $1.0 million, respectively, in dividend income from our equity interest in CSLLF.

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

CSLLF was required to initially cash collateralize a specified percentage of each loan (generally 20% to 35% of the market value of senior secured loans) included under the TRS in accordance with margin requirements described in the TRS Agreement. As of December 31, 2016, CSLLF had posted $0.0 million in collateral to Bank of America in relation to the TRS which is recorded on CSLLF’s statements of assets and liabilities as cash held as collateral on total return swap. The cash collateral represented CSLLF’s maximum credit exposure as of December 31, 2016.

In connection with the TRS, CSLLF made customary representations and warranties and was required to comply with various covenants, reporting requirements and other customary requirements for similar transactions governed by an ISDA 2002 Master Agreement.

CSLLF’s receivable due on the TRS represents realized amounts from payments on underlying loans in the total return swap portfolio. At December 31, 2016, the receivable due on TRS was $0.1 million, respectively, and is recorded on CSLLF’s statement of assets and liabilities below. CSLLF does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the statement of assets and liabilities as of December 31, 2016.

Transactions in TRS contracts during the three and six months ended June 30, 2016 resulted in $0.7 million and $1.4 million, respectively, in realized gains and $0.8 million and $1.6 million, respectively, in unrealized appreciation, which was recorded on CSLLF’s statements of operations below.

The following represents the volume of the CSLLF’s derivative transactions during the three and six months ended June 30, 2016 (dollars in thousands):

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Average notional par amount of contract	$76,947	$77,575

Below is certain summarized financial information for CSLLF as of December 31, 2016 and for the six months ended June 30, 2016 (dollars in thousands):

Selected Statements of Assets and Liabilities:

As of December 31, 2016
ASSETS
Receivable due on Total Return Swap	$82
Total assets	$82

LIABILITIES
Distribution payable	$82
Total liabilities	$82

NET ASSETS
Total net assets	$—
Total liabilities and net assets	$82

Selected Statements of Operation (unaudited):

	For the Three Months	For the Six Months
	Ended	Ended
	June 30, 2016	June 30, 2016

Administrative and legal expenses	$(86)	$(116)
Net operating loss	$(86)	$(116)
Net realized gain on Total Return Swap	$710	$1,436
Net unrealized appreciation on Total Return Swap	849	1,605
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,473	$2,925

Results of Operations

Operating results for the three and six months ended June 30, 2017 and 2016 were as follows (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Total investment income	$12,362	$16,991	$27,177	$34,440
Total expenses, net of incentive fee waivers	11,659	9,560	20,283	19,589
Net investment income	703	7,431	6,894	14,851
Net realized gain (loss) from investments	4,687	(5,605)	9,534	(7,867)
Net unrealized appreciation (depreciation) on investments	(9,988)	5,431	(14,659)	(3,917)
Net unrealized depreciation on written call option	(927)	—	(2,412)	—
Net increase (decrease) in net assets resulting from operations	$(5,525)	$7,257	$(643)	$3,067

Investment income

The composition of our investment income for the three and six months ended June 30, 2017 and 2016 was as follows (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest income	$9,777	$14,249	$21,774	$28,348
Fee income	323	877	996	1,742
Payment-in-kind interest and dividend income	2,103	1,244	3,758	2,448
Dividend income	54	574	531	1,853
Other income	77	43	77	43
Interest from cash and cash equivalents	28	4	41	6
Total investment income	$12,362	$16,991	$27,177	$34,440

The income reported as interest income and PIK interest and dividend income is generally based on the stated rates as disclosed in our consolidated schedule of investments. Accretion/(amortization) of discounts and premiums paid for purchased loans are included in interest income as an adjustment to yield. As a general rule, our interest income and PIK interest and dividend income are recurring in nature.

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

We earn dividends on certain equity investments within our investment portfolio. As noted in our consolidated schedule of investments, some investments are scheduled to pay a periodic dividend, though these recurring dividends do not make up a significant portion of our total investment income. We may and have received more substantial one-time dividends from our equity investments.

For the three months ended June 30, 2017, total investment income decreased by $4.6 million, or 27.2%, compared to the three months ended June 30, 2016. The period over period decline was driven primarily by a $4.5 million decline in interest income due to less average investments outstanding and an increase in non-accrual investments. For the three months ended June 30, 2017, PIK income increased by $0.9 million compared to the three months ended June 30, 2016, primarily due to investment restructurings that provided for an increase in the PIK rate being charged. For the three months ended June 30, 2017, we generated no origination fees from new deployments and $0.3 million in non-origination fees. Comparatively, for the three months ended June 30, 2016, we generated no origination fees from new deployments and $0.9 million in non-origination fees. Dividend income decreased from $0.6 million for the three months ended June 30, 2016, to $0.1 million for the three months ended June 30, 2017. The decrease in dividend income was driven primarily by the wind-down of CSLLF, which did not pay a dividend for the three months ended June 30, 2017, but paid a dividend of $0.5 million for the three months ended June 30, 2016.

For the six months ended June 30, 2017, total investment income decreased by $7.3 million, or 21.1%, compared to the six months ended June 30, 2016. The period over period decline was driven primarily by a $6.6 million decline in interest income due to less average debt investments outstanding and an increase in non-accrual investments. For the six months ended June 30, 2017, PIK income increased by $1.3 million compared to the six months ended June 30, 2016, primarily due to investment restructurings that provided for an increase to the PIK rate being charged. For the six months ended June 30, 2017, we generated $0.4 million in origination fees from new deployments and $0.6 million in non-origination fees. Comparatively, for the six months ended June 30, 2016, we generated $0.7 million in origination fees from new deployments and $1.0 million in non-origination fees. Dividend income decreased from $1.9 million for the six months ended June 30, 2016, to $0.5 million for the six months ended June 30, 2017. The decrease in dividend income was driven primarily by the wind-down of CSLLF, which did not pay a dividend for the six months ended June 30, 2017, but paid a dividend of $1.0 million for the six months ended June 30, 2016.

Operating expenses

The composition of our expenses for the three and six months ended June 30, 2017 and June 30, 2016 was as follows (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest and financing expenses	$5,488	$5,029	$10,141	$10,051
Loss on extinguishment of debt	2,732	—	2,732	—
Base management fee	2,505	2,702	5,019	5,430
Incentive fees, net of incentive fee waiver	—	902	350	2,012
General and administrative expenses	934	927	2,041	2,096
Total expenses, net of incentive fee waiver	$11,659	$9,560	$20,283	$19,589

For the three months ended June 30, 2017, operating expenses increased $2.1 million, or 22.0%, compared to the three months ended June 30, 2016. For the three months ended June 30, 2017, interest and financing expenses increased $0.5 million compared to the three months ended June 30, 2016, due primarily to larger average debt balance outstanding during the period. For the three months ended June 30, 2017, we recognized a $2.7 million loss on extinguishment of debt related to repayment of our 7.125% Notes due 2021 (“2021 Notes”). The increase in interest and financing expenses and loss on extinguishment of debt was offset by (i) a decline in management fees, from $2.7 million for the three months ended June 30, 2016 to $2.5 million for the three months ended June 30, 2017, due to lower average assets under management and (ii) a decline in net incentive fees, from $0.9 million for the three months ended June 30, 2016 to $0.0 million for the three months ended June 30, 2017, due to lower pre-incentive fee net investment income.

For the six months ended June 30, 2017, operating expenses increased $0.7 million, or 3.5%, compared to the six months ended June 30, 2016. For the six months ended June 30, 2017, we recognized a $2.7 million loss on extinguishment of debt related to repayment of the 2021 Notes. The increase in expenses related to the loss on extinguishment of debt was offset by (i) a decline in management fees, from $5.4 million for the six months ended June 30, 2016 to $5.0 million for the six months ended June 30, 2017, due to lower average assets under management and (ii) a decline in net incentive fees, from $2.0 million for the six months ended June 30, 2016 to $0.4 million for the six months ended June 30, 2017, due to lower pre-incentive fee net investment income.

Net realized gains (losses) on sales of investments

During the three and six months ended June 30, 2017, we recognized $4.7 million and $9.5 million, respectively, of net realized gains on our portfolio investments. During the three and six months ended June 30, 2016, we recognized $(5.6) million and $(7.9) million, respectively, of net realized losses on our portfolio investments.

Net unrealized appreciation (depreciation) on investments and on Written Call Option

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended June 30, 2017 we had $(10.0) million of net unrealized depreciation on investments. For the six months ended June 30, 2017 we had $(14.7) million of net unrealized depreciation on investments. For the three months ended June 30, 2016 we had $5.4 million of net unrealized appreciation on investments. For the six months ended June 30, 2016 we had $(3.9) million of net unrealized depreciation on investments.

For the three and six months ended June 30, 2017, we had net unrealized depreciation on the Written Call Option of $(0.9) million and $(2.4) million, respectively. As previously noted, unrealized depreciation on the Written Call Option is based on the change in fair value of the underlying equity investment in Eastport Holdings, LLC, less the strike price of the Written Call Option.

Changes in net assets resulting from operations

For the three and six months ended June 30, 2017, we recorded a net decrease in net assets resulting from operations of $(5.5) million and $(0.6) million, respectively. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2017, our per share net decrease in net assets resulting from operations was $(0.35) and $(0.04), respectively. For the three and six months ended June 30, 2016, we recorded a net increase in net assets resulting from operations of $7.3 million and $3.1 million, respectively. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2016, our per share net increase in net assets resulting from operations was $0.46 and $0.19, respectively.

Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in six portfolio companies that are considered significant subsidiaries under the guidance in Regulation S-X, but are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each such portfolio company, along with summarized financial information as of June 30, 2017 and December 31, 2016, and for the six months ended June 30, 2017 and June 30, 2016, respectively.

Print Direction, Inc.

Print Direction, Inc., incorporated in Georgia on May 11, 2006, is a professional printing services firm serving customers, particularly fast food, retail, and other similar chains, throughout the U.S. Print Direction, Inc. also provides warehousing and distribution services for these customers. The (loss) the Company generated from Print Direction, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $(7.6) million and $0.0 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

Navis Holdings, Inc.

Navis Holdings, Inc., incorporated in Delaware on December 21, 2010, designs and manufactures leading machinery for the global knit and woven finishing textile industries. The income the Company generated from Navis Holdings, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation) was $0.6 million and $2.0 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

On-Site Fuel Services, Inc.

On-Site Fuel Service, Inc. is a 100% owned subsidiary of On-Site Fuel Holdings, Inc., which was incorporated in Delaware on December 19, 2011. On-Site Fuel Service, Inc. provides fueling services for commercial and government vehicle fleets throughout the southeast U.S. The income (loss) the Company generated from On-Site Fuel Service, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $(0.6) million and $1.5 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

CableOrganizer Acquisition, LLC

CableOrganizer Acquisition, LLC, a Delaware limited liability company that began operations on April 23, 2013, is a leading online provider of cable and wire management products. The income the Company generated from CableOrganizer Acquisition, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $0.7 million and $1.0 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

Eastport Holdings, LLC

Eastport Holdings, LLC, an Ohio limited liability company organized on November 1, 2011, is a holding company consisting of marketing and advertising companies located across the U.S. The income the Company generated from Eastport Holdings, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $6.3 million and $6.9 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

Micro Precision, LLC

Micro Precision, LLC, formed on August 5, 2011 as a Delaware limited liability company, is a prime contractor supplying critical parts and mechanical assemblies to the United States Department of Defense as well as designer and manufacturer of locomotive air horns. The income (loss) the Company generated from Micro Precision, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $(0.4) million and $0.4 million for the six months ended June 30, 2017 and June 30, 2016, respectively

The summarized unaudited financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):

	As of
Balance Sheet – Print Direction, Inc.	June 30, 2017	December 31, 2016
Current assets	$1,842	$3,720
Noncurrent assets	1,471	1,778
Total assets	$3,313	$5,498

Current liabilities	$4,243	$4,935
Noncurrent liabilities	14,654	14,401
Total liabilities	$18,897	$19,336

Total deficit	$(15,584)	$(13,838)

	For the six months ended
Statements of Operations – Print Direction, Inc.	June 30, 2017	June 30, 2016
Net sales	$4,268	$8,014
Cost of goods sold	2,121	3,451
Gross profit	$2,147	$4,563

Other expenses	$5,134	$6,097
Loss before income taxes	(2,987)	(1,534)
Income tax benefit	(1,242)	(644)
Net loss	$(1,745)	$(890)

	As of
Balance Sheet - Navis Holdings, Inc.	June 30, 2017	December 31, 2016
Current assets	$4,717	$4,655
Noncurrent assets	3,328	3,446
Total assets	$8,045	$8,101

Current liabilities	$2,374	$2,448
Noncurrent liabilities	7,023	6,719
Total liabilities	$9,397	$9,167

Total deficit	$(1,352)	$(1,066)

	For the six months ended
Statements of Operations - Navis Holdings, Inc.	June 30, 2017	June 30, 2016
Net sales	$7,200	$9,110
Cost of goods sold	4,437	5,477
Gross profit	$2,763	$3,633

Other expenses	$2,370	$2,438
Income before income taxes	393	1,195
Income tax provision	155	469
Net income	$238	$726

	As of
Balance Sheet - On-Site Fuel Services, Inc.	June 30, 2017	December 31, 2016
Current assets	$15,379	$13,079
Noncurrent assets	20,888	16,283
Total assets	$36,267	$29,362

Current liabilities	$45,245	$35,244
Noncurrent liabilities	1,073	1,127
Total liabilities	$46,318	$36,371

Total deficit	$(10,051)	$(7,009)

	For the six months ended
Statements of Operations - On-Site Fuel Services, Inc.	June 30, 2017	June 30, 2016
Net sales	$74,069	$48,627
Cost of goods sold	61,738	38,411
Gross profit	$12,331	$10,216

Other expenses	$15,375	$12,129
Loss before income taxes	(3,044)	(1,913)
Income tax provision	—	—
Net loss	$(3,044)	$(1,913)

	As of
Balance Sheet – CableOrganizer Acquisition, LLC	June 30, 2017	December 31, 2016
Current assets	$9,049	$5,589
Noncurrent assets	9,774	9,872
Total assets	$18,823	$15,461

Current liabilities	$8,225	$4,219
Noncurrent liabilities	12,122	11,882
Total liabilities	$20,347	$16,101

Total deficit	$(1,524)	$(640)

	For the six months ended
Statements of Operations – CableOrganizer Acquisition, LLC	June 30, 2017	June 30, 2016
Net sales	$14,522	$11,011
Cost of goods sold	10,201	7,331
Gross profit	$4,321	$3,680

Other expenses	$5,205	$4,308
Loss before income taxes	(884)	(628)
Income tax benefit	—	—
Net loss	$(884)	$(628)

	As of
Balance Sheet – Eastport Holdings, LLC	June 30, 2017	December 31, 2016
Current assets	$92,751	$106,388
Noncurrent assets	148,166	148,704
Total assets	$240,917	$255,092

Current liabilities	$146,508	$157,393
Noncurrent liabilities	46,147	52,044
Total liabilities	$192,655	$209,437

Total equity	$48,262	$45,655

	For the six months ended
Statements of Operations – Eastport Holdings, LLC	June 30, 2017	June 30, 2016
Net sales	$280,997	$255,768
Cost of goods sold	209,944	202,876
Gross profit	$71,053	$52,892

Other expenses	$67,862	$50,355
Income before income taxes	3,191	2,537
Income tax provision	516	853
Net income	$2,675	$1,684

	As of
Balance Sheet – Micro Precision, LLC	June 30, 2017	December 31, 2016
Current assets	$10,124	$10,580
Noncurrent assets	15,432	15,562
Total assets	$25,556	$26,142

Current liabilities	$8,336	$8,680
Noncurrent liabilities	14,926	16,137
Total liabilities	$23,262	$24,817

Total equity	$2,294	$1,325

	For the six months ended
Statements of Operations – Micro Precision, LLC	June 30, 2017	June 30, 2016
Net sales	$9,225	$9,127
Cost of goods sold	5,713	5,979
Gross profit	$3,512	$3,148

Other expenses	$3,152	$3,394
Income (loss) before income taxes	360	(246)
Income tax provision	—	—
Net income (loss)	$360	$(246)

Financial Condition, Liquidity and Capital Resources

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our shareholders, and repay indebtedness.

On September 30, 2013, we issued 4,000,000 shares at $20.00 per share in our IPO, yielding net proceeds of $74.25 million.

On October 17, 2014, we entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. On June 16, 2017, we entered into an amendment to our Credit Facility with ING Capital, LLC (the “Amendment”). Pursuant to the Amendment, the Credit Facility currently provides for borrowings up to $114.5 million and may be increased up to $200.0 million pursuant to its “accordion” feature. The Credit Facility matures on June 16, 2021. As of June 30, 2017, we had $30.0 million outstanding and $84.5 million available under the Credit Facility.

On April 13, 2015, we completed an underwritten offering of 3,500,000 shares of our common stock at a public offering price of $18.32 per share. The total proceeds received in the offering net of underwriting discounts and offering costs were approximately $61.7 million.

On May 16, 2017, we issued $70.0 million in aggregate principal amount of 6.0% fixed-rate notes due 2022 (the “2022 Notes”). On May 25, 2017, we issued an additional $5.0 million in aggregate principal amount of the 2022 Notes pursuant to a partial exercise of the underwriters’ overallotment option. The 2022 Notes will mature on May 31, 2022, and may be redeemed in whole or in part at any time or from time to time at our option on or after May 31, 2019 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest is payable quarterly beginning August 31, 2017. The 2022 Notes are listed on the NASDAQ Global Select Market under the trading symbol “CPTAL” with a par value $25.00 per share.

On May 26, 2017, we issued $50.0 million in aggregate principal amount of 5.75% fixed-rate convertible notes due on May 31, 2022 (the “2022 Convertible Notes”). On June 26, 2017, we issued an additional $2.1 million in aggregate principal amount of the 2022 Convertible Notes pursuant to a partial exercise of the underwriters’ overallotment option. Interest is payable quarterly beginning August 31, 2017. The 2022 Convertible Notes are listed on the NASDAQ Capital Market under the trading symbol “CPTAG” with a par value $25.00 per share.

As of June 30, 2017, Fund II had $26.2 million in regulatory capital and $20.7 million in SBA-guaranteed debentures outstanding and Fund III had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding. In addition to our existing SBA-guaranteed debentures, we may, if permitted by regulation, seek to issue additional SBA-guaranteed debentures as well as other forms of leverage and borrow funds to make investments. On June 10, 2014, we received an exemptive order from the SEC exempting us, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. We intend to comply with the conditions of the order.

As of June 30, 2017, we had $76.9 million in cash and cash equivalents, and our net assets totaled $238.0 million.

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

A summary of our significant contractual payment obligations as of June 30, 2017 are as follows (dollars in thousands):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
SBA Debentures	$—	$5,000	$140,700	$25,000	$170,700
2022 Notes	—	—	75,000	—	75,000
2022 Convertible Notes	—	—	52,087	—	52,087
Credit Facility	—	—	30,000	—	30,000
Total Contractual Obligations	$—	$5,000	$297,787	$25,000	$327,787

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

The following tables summarize our distributions declared from January 2, 2015 to June 30, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
January 3, 2017	January 20, 2017	January 30, 2017	$0.13
January 3, 2017	February 20, 2017	February 27, 2017	0.13
January 3, 2017	March 23, 2017	March 30, 2017	0.13
April 3, 2017	April 19, 2017	April 27, 2017	0.13
April 3, 2017	May 23, 2017	May 29, 2017	0.13
April 3, 2017	June 24, 2017	June 29, 2017	0.13
Total Distributions Declared and Distributed			$0.78

Date Declared	Record Date	Payment Date	Amount Per Share
January 4, 2016	January 22, 2016	January 28, 2016	$0.1567
January 4, 2016	February 19, 2016	February 26, 2016	0.1567
January 4, 2016	March 22, 2016	March 30, 2016	0.1567
April 1, 2016	April 22, 2016	April 28, 2016	0.1567
April 1, 2016	May 23, 2016	May 30, 2016	0.1567
April 1, 2016	June 21, 2016	June 29, 2016	0.1567
July 1, 2016	July 22, 2016	July 29, 2016	0.1567
July 1, 2016	August 22, 2016	August 30, 2016	0.1567
July 1, 2016	September 22, 2016	September 29, 2016	0.1567
September 22, 2016	October 21, 2016	October 28, 2016	0.1300
September 22, 2016	November 21, 2016	November 29, 2016	0.1300
September 22, 2016	December 21, 2016	December 29, 2016	0.1300
Total Distributions Declared and Distributed			$1.80

Date Declared	Record Date	Payment Date	Amount Per Share
January 2, 2015	January 22, 2015	January 29, 2015	$0.1567
January 2, 2015	February 20, 2015	February 26, 2015	0.1567
January 2, 2015	March 23, 2015	March 30, 2015	0.1567
February 26, 2015	March 23, 2015 (1)	March 30, 2015	0.0500
February 26, 2015	April 23, 2015 (1)	April 29, 2015	0.0500
February 26, 2015	May 21, 2015 (1)	May 28, 2015	0.0500
February 26, 2015	June 22, 2015 (1)	June 29, 2015	0.0500
February 26, 2015	July 23, 2015 (1)	July 30, 2015	0.0500
February 26, 2015	August 21, 2015 (1)	August 28, 2015	0.0500
February 26, 2015	September 23, 2015 (1)	September 29, 2015	0.0500
February 26, 2015	October 23, 2015 (1)	October 29, 2015	0.0500
February 26, 2015	November 20, 2015 (1)	November 27, 2015	0.0500
February 26, 2015	December 22, 2015 (1)	December 30, 2015	0.0500
April 1, 2015	April 23, 2015	April 29, 2015	0.1567
April 1, 2015	May 21, 2015	May 28, 2015	0.1567
April 1, 2015	June 22, 2015	June 29, 2015	0.1567
July 1, 2015	July 23, 2015	July 30, 2015	0.1567
July 1, 2015	August 21, 2015	August 28, 2015	0.1567
July 1, 2015	September 23, 2015	September 29, 2015	0.1567
October 1, 2015	October 23, 2015	October 29, 2015	0.1567
October 1, 2015	November 20, 2015	November 27, 2015	0.1567
October 1, 2015	December 22, 2015	December 30, 2015	0.1567
Total Distributions Declared and Distributed			$2.38

(1)	On February 26, 2015, the Company’s Board declared a special distribution of $0.50 per share of the Company’s common stock, which was paid monthly over the remainder of 2015.

Related Parties

We have entered into the Investment Advisory Agreement with the Investment Advisor. Mr. Alala, our chief executive officer and chairman of our Board, is the managing partner and chief investment officer of the Investment Advisor, and Mr. Broyhill, a member of our Board, has an indirect controlling interest in the Investment Advisor.

In addition, an affiliate of the Investment Advisor also manages CapitalSouth Partners SBIC Fund IV, L.P. (“Fund IV”), a private investment limited partnership providing financing solutions to smaller and lower middle-market companies that had its first closing in March 2013 and obtained SBA approval for its SBIC license in April 2013. In addition to Fund IV, affiliates of the Investment Advisor may manage several affiliated funds whereby institutional limited partners in Fund IV have the opportunity to co-invest with Fund IV in portfolio investments. An affiliate of the Investment Advisor also manages Capitala Private Credit Fund V, L.P. (“Fund V”); a private investment limited partnership providing financing solutions to lower middle-market and traditional middle-market companies. The Investment Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. To the extent permitted by the 1940 Act and interpretation of the SEC staff, the Investment Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Advisor or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Advisor’s allocation procedures. We do not expect to make co-investments, or otherwise compete for investment opportunities, with Fund IV because its focus and investment strategy differ from our own. However, we do expect to make co-investments with Fund V given its similar investment strategy.

On September 10, 2015, we, Fund II, Fund III, Fund V, and the Investment Advisor filed an application for exemptive relief with the SEC to permit an investment fund and one or more other affiliated investment funds, including future affiliated investment funds, to participate in the same investment opportunities through a proposed co-investment program where such participation would otherwise be prohibited under the 1940 Act. On June 1, 2016, the SEC issued an order permitting this relief. Pursuant to the Order, we are permitted to co-invest in such investment opportunities with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

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

Off-balance sheet arrangements

As of June 30, 2017 and December 31, 2016, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $1.3 million (U.S. Well Services, LLC) and $1.2 million (On-Site Fuel Services, Inc.), respectively.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

Distributions

On July 3, 2017 our Board declared the following distributions:

Date Declared	Record Date	Payment Date	Distributions per Share
July 3, 2017	July 21, 2017	July 28, 2017	$0.13
July 3, 2017	August 23, 2017	August 30, 2017	$0.13
July 3, 2017	September 20, 2017	September 28, 2017	$0.13

Portfolio Activity

On July 24, 2017, the Company sold $5.6 million of its investment in CSM Bakery Solutions, LLC at a price of 87.5% of par value, receiving cash proceeds of approximately $4.9 million.

On July 31, 2017, the Company restructured its investment in Sierra Hamilton, LLC, exchanging its $15.0 million first lien debt investment yielding 12.25% for 13.7% equity ownership in Sierra Hamilton, Inc. and $0.9 million in cash proceeds related to past due interest. On July 31, 2017, the Company also received $1.2 million in cash repayment on its first lien debt investment in Sierra Hamilton, LLC yielding LIBOR + 8.00%.

On July 31, 2017, the Company received $1.3 million for its equity investment in Source Capital Penray, LLC.

On August 4, 2017, the Company received $6.0 million for its subordinated debt investment in B&W Quality Growers, LLC. In addition, the Company received $1.5 million in proceeds for a partial redemption of its warrants.

Credit Facility

On July 7, 2017, the Company repaid $20.0 million on its Credit Facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the six months ended June 30, 2017, we did not engage in hedging activities.

As of June 30, 2017, we held 18 securities bearing a variable rate of interest. Our variable rate investments represent approximately 40.5% of the fair value of total interest earning investments. As of June 30, 2017, 10.0% of variable rate securities were yielding interest at a rate equal to the established interest rate floor and 90.0% of variable rate securities were yielding interest at a rate above its existing floor or were not subject to an interest rate floor. As of June 30, 2017, we had $30.0 million outstanding on our Credit Facility, which has a variable rate of interest at one month LIBOR + 3.0%. As of June 30, 2017, all of our other interest paying liabilities, consisting of $170.7 million in SBA-guaranteed debentures, $75.0 million in 2022 Notes, and $52.1 million in 2022 Convertible Notes, were bearing interest at a fixed rate.

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

Based on our June 30, 2017 consolidated statements of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$4,479	$(900)	$3,579
Up 200 basis points	$2,967	$(600)	$2,367
Up 100 basis points	$1,455	$(300)	$1,155
Down 100 basis points	$(639)	$372	$(267)
Down 200 basis points	$—	$—	$—
Down 300 basis points	$—	$—	$—

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None of us, our Investment Advisor or Administrator or any of the Legacy Funds, are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against our Investment Advisor or Administrator or any of the Legacy Funds. From time to time, we, our Investment Advisor or Administrator, or any of the Legacy Funds may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings, if any, cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the six months ended June 30, 2017, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2017, we issued 19,003 shares of common stock under our DRIP. The issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our DRIP during the quarter ended June 30, 2017 was approximately $0.2 million. Other than the shares issued under our DRIP during the quarter ended June 30, 2017, we did not sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number	Description of Document
3.1	Articles of Amendment and Restatement (1)

3.2	Certificate of Limited Partnership of CapitalSouth Partners Fund II Limited Partnership (2)

3.3	Certificate of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P. (2)

3.4	Bylaws (1)

3.5	Form of Amended and Restated Limited Partnership Agreement of CapitalSouth Partners Fund II Limited Partnership (3)

3.6	Form of Amended and Restated Agreement of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P. (3)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Base Indenture (4)

4.3	Form of Second Supplemental Indenture relating to the 6.00% notes due 2022, by and between the Registrant and U.S. Bank National Association, as trustee, including the form of Global Note(8)

4.4	Form of Third Supplemental Indenture relating to the 5.75% convertible notes due 2022, by and between the Registrant and U.S. Bank National Association, as trustee, including the form of Global Note(9)

10.1	Form of Dividend Reinvestment Plan (1)

10.2	Form of Investment Advisory Agreement by and between Registrant and Capitala Investment Advisors, LLC (1)

10.3	Form of Custodian Agreement (1)

10.4	Form of Administration Agreement by and between Registrant and Capitala Advisors Corp. (1)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors (1)

10.6	Form of Trademark License Agreement by and between Registrant and Capitala Investment Advisors, LLC (1)

10.7	Form of Senior Secured Revolving Credit Agreement dated October 17, 2014, among Capitala Finance Corp., as Borrower, the lenders party thereto, and ING Capital LLC, as administrative agent, arranger and bookrunner (5)

10.8	Form of Guarantee, Pledge and Security Agreement dated October 17, 2014, among Capitala Finance Corp., as Borrower, the subsidiary guarantors party thereto, ING Capital LLC, as Revolving Administrative Agent for the Revolving Lenders and as Collateral Agent, and each Financing Agent and Designated Indebtedness Holder party thereto (5)

10.9	Form of Incremental Assumption Agreement, dated January 6, 2015, relating to the Senior Secured Revolving Credit Agreement, dated as of October 17, 2014, among Capitala Finance Corp., as borrower, the lenders from time to time party thereto, and ING Capital LLC, as administrative agent, arranger and bookrunner (6)

10.10	Form of Incremental Assumption Agreement, dated August 19, 2015, relating to the Senior Secured Revolving Credit Agreement, dated as of October 17, 2014, among Capitala Finance Corp., as borrower, the lenders from time party thereto, and ING Capital LLC, as administrative agent, arranger, and bookrunner (7)

10.11

Form of Amendment No. 2 to Senior Secured Revolving Credit Agreement dated June 16, 2017, among Capitala Finance Corp., as Borrower, the lenders party thereto, and ING Capital LLC, as administrative agent, arranger and bookrunner (10)

10.12	Form of Amendment No. 1 to Guarantee, Pledge and Security Agreement dated June 16, 2017, among Capitala Finance Corp., as Borrower, the subsidiary guarantors party thereto, ING Capital LLC, as Revolving Administrative Agent for the Revolving Lenders and as Collateral Agent, and each Financing Agent and Designated Indebtedness Holder party thereto (10)

11.1	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Previously filed in connection with the Pre-Effective Amendment No. 1 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 9, 2013.

(2)	Previously filed in connection with Pre-Effective Amendment No. 2 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 16, 2013.

(3)	Previously filed in connection with Pre-Effective Amendment No. 5 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 24, 2013.

(4)	Previously filed in connection with Pre-Effective Amendment No. 2 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-193374) filed on May 21, 2014.

(5)	Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on October 21, 2014.

(6)	Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on January 8, 2015.

(7)	Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on August 25, 2015.

(8)	Previously filed in connection with Post-Effective Amendment No. 5 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-204582) filed on May 16, 2017.

(9)	Previously filed in connection with Post-Effective Amendment No. 6 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-204582) filed on May 26, 2017.

(10)	Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on June 21, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2017	By	/s/ Joseph B. Alala III
Joseph B. Alala III
Chief Executive Officer
(Principal Executive Officer)
Capitala Finance Corp.

Date: August 7, 2017	By	/s/ Stephen A. Arnall
Stephen A. Arnall
Chief Financial Officer
(Principal Financial and Accounting Officer)
Capitala Finance Corp.