Form 10-Q
period 2017-09-30
Capitala Finance Corp.
filed 2017-11-06
CIK 1571329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2017

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

The number of shares of Capitala Finance Corp.’s common stock, $0.01 par value, outstanding as of November 3, 2017 was 15,936,507.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Capitala Finance Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of
	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $276,221 and $391,706, respectively)	$274,795	$393,525
Affiliate investments (amortized cost of $76,414 and $39,279, respectively)	98,101	61,464
Control investments (amortized cost of $102,079 and $82,791, respectively)	98,210	86,650
Total investments at fair value (amortized cost of $454,714 and $513,776, respectively)	471,106	541,639
Cash and cash equivalents	52,307	36,281
Interest and dividend receivable	4,246	5,735
Due from related parties	74	182
Prepaid expenses	409	506
Other assets	82	72
Total assets	$528,224	$584,415

LIABILITIES
SBA debentures (net of deferred financing costs of $2,454 and $2,911, respectively)	$168,246	$167,789
2021 Notes (net of deferred financing costs of $0 and $3,025, respectively)	-	110,413
2022 Notes (net of deferred financing costs of $2,618 and $0, respectively)	72,382	-
2022 Convertible Notes (net of deferred financing costs of $1,658 and $0, respectively)	50,430	-
Credit Facility (net of deferred financing costs of $1,096 and $759, respectively)	(1,096)	43,241
Due to related parties	-	35
Management and incentive fee payable	2,228	6,426
Interest and financing fees payable	1,512	2,657
Accounts payable and accrued expenses	-	536
Deferred tax liability	2,660	-
Written call option at fair value (proceeds of $20 and $20, respectively)	5,555	2,736
Total liabilities	$301,917	$333,833

Commitments and contingencies (Note 2)

NET ASSETS
Common stock, par value $.01, 100,000,000 common shares authorized, 15,930,631 and 15,868,045 common shares issued and outstanding, respectively	$159	$159
Additional paid in capital	240,897	240,184
Undistributed net investment income	15,684	22,973
Accumulated net realized losses from investments	(38,630)	(37,881)
Net unrealized appreciation on investments, net of deferred taxes	13,732	27,863
Net unrealized depreciation on written call option	(5,535)	(2,716)
Total net assets	$226,307	$250,582
Total liabilities and net assets	$528,224	$584,415

Net asset value per share	$14.21	$15.79

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2017	2016	2017	2016
INVESTMENT INCOME
Interest and fee income:
Non-control/non-affiliate investments	$6,935	$10,520	$23,978	$31,870
Affiliate investments	1,187	1,150	3,344	4,754
Control investments	1,639	3,545	5,209	8,681
Total interest and fee income	9,761	15,215	32,531	45,305
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	1,103	1,176	3,810	2,966
Affiliate investments	611	101	1,254	293
Control investments	166	241	574	707
Total payment-in-kind interest and dividend income	1,880	1,518	5,638	3,966
Dividend income:
Non-control/non-affiliate investments	-	-	168	206
Affiliate investments	555	29	612	86
Control investments	25	545	330	2,135
Total dividend income	580	574	1,110	2,427
Other Income	48	42	125	85
Interest income from cash and cash equivalents	43	8	85	15
Total investment income	12,312	17,357	39,489	51,798

EXPENSES
Interest and financing expenses	4,585	4,938	14,726	14,990
Loss on extinguishment of debt	-	-	2,732	-
Base management fee	2,417	2,619	7,436	8,049
Incentive fees	-	1,782	1,308	5,155
General and administrative expenses	900	889	2,941	2,984
Expenses before incentive fee waiver	7,902	10,228	29,143	31,178
Incentive fee waiver (See Note 5)	-	(312)	(958)	(1,673)
Total expenses, net of fee waivers	7,902	9,916	28,185	29,505

NET INVESTMENT INCOME	4,410	7,441	11,304	22,293

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND WRITTEN CALL OPTION:
Net realized gain (loss) from investments:
Non-control/non-affiliate investments	(10,381)	1,192	(5,336)	1,261
Affiliate investments	98	(18,222)	4,587	(26,303)
Control investments	-	-	-	145
Total realized loss from investments	(10,283)	(17,030)	(749)	(24,897)
Net unrealized appreciation (depreciation) on investments:
Non-control/non-affiliate investments	9,605	(8,217)	(3,245)	(6,915)
Affiliate investments	(1,472)	15,230	(498)	3,060
Control investments	(4,946)	1,461	(7,728)	8,412
Total unrealized appreciation (depreciation) from investments	3,187	8,474	(11,471)	4,557
Net unrealized depreciation on written call option	(407)	(898)	(2,819)	(898)
Change in provision for deferred taxes on unrealized appreciation on investments	(2,660)	-	(2,660)	-
Net loss on investments and written call option	(10,163)	(9,454)	(17,699)	(21,238)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(5,753)	$(2,013)	$(6,395)	$1,055

NET INCREASE (DECREASE) IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC AND DILUTED	$(0.36)	$(0.13)	$(0.40)	$0.07

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	15,911,160	15,829,878	15,891,636	15,807,801

DISTRIBUTIONS PAID PER SHARE	$0.39	$0.47	$1.17	$1.41

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except share data)

(unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid in Capital	Undistributed Net Investment Income	Accumulated Net Realized Losses	Net Unrealized Appreciation on Investments, net of Deferred Taxes	Net Unrealized Depreciation on Written Call Option	Total

BALANCE, December 31, 2015	15,777,345	$158	$239,104	$8,570	$(1,299)	$22,269	$-	$268,802
Net investment income	-	-	-	22,293	-	-	-	22,293
Net realized loss from investments	-	-	-	-	(24,897)	-	-	(24,897)
Net change in unrealized appreciation on investments	-	-	-	-	-	4,557	-	4,557
Net change in unrealized depreciation on written call option	-	-	-	-	-	(898)	-	(898)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	66,814	-	813	-	-	-	-	813
Distributions declared	-	-	-	(22,293)	-	-	-	(22,293)
BALANCE, September 30, 2016	15,844,159	$158	$239,917	$8,570	$(26,196)	$25,928	$-	$248,377

BALANCE, December 31, 2016	15,868,045	$159	$240,184	$22,973	$(37,881)	$27,863	$(2,716)	$250,582
Net investment income	-	-	-	11,304	-	-	-	11,304
Net realized loss from investments	-	-	-	-	(749)	-	-	(749)
Net change in unrealized depreciation on investments	-	-	-	-	-	(11,471)	-	(11,471)
Net change in unrealized depreciation on written call option	-	-	-	-	-	-	(2,819)	(2,819)
Change in provision for deferred taxes on unrealized appreciation on investments	-	-	-	-	-	(2,660)	-	(2,660)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	62,586	-	713	-	-	-	-	713
Distributions declared	-	-	-	(18,593)	-	-	-	(18,593)
BALANCE, September 30, 2017	15,930,631	$159	$240,897	$15,684	$(38,630)	$13,732	$(5,535)	$226,307

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(6,395)	$1,055
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(39,690)	(53,949)
Repayments and sales of investments	104,709	128,586
Net realized loss on investments	749	24,897
Net unrealized (appreciation) depreciation on investments	11,471	(4,557)
Payment-in-kind interest and dividends	(5,638)	(3,966)
Accretion of original issue discount on investments	(1,068)	(2,335)
Proceeds from written call option	-	20
Net unrealized depreciation on written call option	2,819	898
Amortization of deferred financing fees	1,868	1,614
Loss on extinguishment of debt	2,732	-
Change in provision for deferred taxes on unrealized appreciation on investments	2,660	-
Changes in assets and liabilities:
Interest and dividend receivable	1,489	251
Due from related parties	108	56
Prepaid expenses	97	322
Other assets	(10)	(8)
Due to related parties	(35)	(6)
Management and incentive fee payable	(4,198)	3,031
Interest and financing fees payable	(1,145)	(2,063)
Accounts payable and accrued expenses	(536)	(387)
NET CASH PROVIDED BY OPERATING ACTIVITIES	69,987	93,459

CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns on SBA debentures	-	(13,500)
Proceeds from Credit Facility	-	4,000
Payments to Credit Facility	(44,000)	(36,000)
Issuance of 2022 Notes	75,000	-
Issuance of 2022 Convertible Notes	52,088	-
Repayment of 2021 Notes	(113,438)	-
Distributions paid to shareholders	(17,880)	(21,480)
Deferred financing fees paid	(5,731)	-
NET CASH USED IN FINANCING ACTIVITIES	(53,961)	(66,980)

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,026	26,479
CASH AND CASH EQUIVALENTS, beginning of period	36,281	34,105
CASH AND CASH EQUIVALENTS, end of period	$52,307	$60,584

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$13,611	$15,139

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Distributions paid through dividend reinvestment plan share issuances	$713	$813

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

September 30, 2017

(unaudited)

Company (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Non-control/non-affiliated investments - 121.5%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (10.5% Cash, 1% PIK, Due 6/11/20)	$9,045	$9,045	$7,571	3.3%
				9,045	7,571	3.3%

American Exteriors, LLC	Replacement Window Manufacturer	First Lien Debt (10% PIK, Due 1/1/19) (5)(6)	7,847	5,429	2,706	1.2%

American Exteriors, LLC	Replacement Window Manufacturer	Common Stock Warrants (10% fully diluted)		-	-	0.0%
				5,429	2,706	1.2%

AmeriMark Direct, LLC	Consumer Products	First Lien Debt (12.75% Cash, Due 9/8/21)	19,400	18,980	19,400	8.6%
				18,980	19,400	8.6%

B&W Quality Growers, LLC	Farming	Membership Unit Warrants (91,739 Units)		-	5,724	2.5%
				-	5,724	2.5%

BigMouth, Inc.	Consumer Products	First Lien Debt (13.2% Cash, Due 11/14/21) (7)	9,964	9,964	9,964	4.4%

BigMouth, Inc.	Consumer Products	Series A Preferred Stock (350,000 shares, 8% PIK) (8)		375	771	0.3%
				10,339	10,735	4.7%

Bluestem Brands, Inc.	Online Merchandise Retailer	First Lien Debt (8.74% Cash (1 month LIBOR + 7.5%, 1% Floor), Due 11/7/20)	4,092	4,015	3,840	1.7%
				4,015	3,840	1.7%

Brunswick Bowling Products, Inc.	Bowling Products	First Lien Debt (8% Cash (1 month LIBOR + 6%, 2% Floor), Due 5/22/20)	1,600	1,600	1,600	0.7%

Brunswick Bowling Products, Inc.	Bowling Products	First Lien Debt (16.25% Cash (1 month LIBOR + 14.25%, 2% Floor), Due 5/22/20)	5,586	5,586	5,586	2.5%

Brunswick Bowling Products, Inc.	Bowling Products	Preferred Shares (2,966 shares, 8% PIK) (8)		3,597	6,144	2.7%
				10,783	13,330	5.9%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	3,213	1.4%
				5	3,213	1.4%

California Pizza Kitchen, Inc.	Restaurant	Second Lien Debt (11.24% Cash (1 month LIBOR + 10%, 1% Floor), Due 8/23/23)	5,000	4,874	4,874	2.2%
				4,874	4,874	2.2%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)		258	44	0.0%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock Warrants (655,908 units) (9)		264	98	0.0%
				522	142	0.0%

Cedar Electronics Holding Corp.	Consumer Electronics	Subordinated Debt (12% Cash, Due 12/26/20) (6)	21,550	21,550	8,477	3.7%
				21,550	8,477	3.7%

CIS Secure Computing, Inc.	Government Services	First Lien Debt (9.73% Cash (1 month LIBOR + 8.5%, 1% Floor), 1% PIK, Due 9/14/22) (10)	7,070	7,070	7,070	3.1%

CIS Secure Computing, Inc.	Government Services	Common Stock (46,163 shares)		1,000	1,000	0.4%

Company (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

				8,070	8,070	3.5%

Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9% Cash, 2% PIK, Due 11/29/21)	16,515	16,515	15,252	6.7%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	921	0.4%
				18,090	16,173	7.1%

Currency Capital, LLC	Financial Services	First Lien Debt (12.23% Cash (1 month LIBOR + 11%, 0.50% Floor) Due 1/20/22) (11)	16,000	16,000	16,000	7.1%

Currency Capital, LLC	Financial Services	Class A Preferred Units (2,000,000 units) (11)		2,000	2,000	0.9%
				18,000	18,000	8.0%

Flavors Holdings, Inc.	Food Product Manufacturer	First Lien Debt (7.08% Cash (3 month LIBOR + 5.75%, 1% Floor), Due 4/3/20)	6,800	6,674	6,249	2.8%

Flavors Holdings, Inc.	Food Product Manufacturer	Second Lien Debt (11.33% Cash (3 month LIBOR + 10%, 1% Floor), Due 10/3/21)	12,000	11,723	10,525	4.7%
				18,397	16,774	7.5%

Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Subordinated Debt (Due 12/9/19) (12)	2,000	2,000	-	0.0%
				2,000	-	0.0%

Nth Degree, Inc.	Business Services	First Lien Debt (8.23% Cash (1 month LIBOR + 7%, 1% Floor), 1% PIK, Due 12/14/20)	9,006	9,006	9,006	4.0%

Nth Degree, Inc.	Business Services	First Lien Debt (12.73% Cash (1 month LIBOR + 11.5%, 1% Floor), 2% PIK, Due 12/14/20)	7,460	7,460	7,460	3.3%

Nth Degree, Inc.	Business Services	Preferred Stock (2,400 Units, 10% PIK dividend) (8)		2,866	8,932	4.0%
				19,332	25,398	11.3%

Portrait Innovations, Inc.	Professional and Personal Digital Imaging	First Lien Debt (9% Cash, Due 12/27/17) (13)	960	960	960	0.4%

Portrait Innovations, Inc.	Professional and Personal Digital Imaging	First Lien Debt (9.6% Cash, Due 2/26/20)	9,000	9,000	8,455	3.7%
				9,960	9,415	4.1%

Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (13% Cash, 4% PIK, Due 7/17/19)	9,892	9,829	9,892	4.4%
				9,829	9,892	4.4%

Sur La Table, Inc.	Retail	First Lien Debt (12% Cash, Due 7/28/20)	15,000	15,000	14,915	6.6%
				15,000	14,915	6.6%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	1,184	0.5%
				758	1,184	0.5%

Velum Global Credit Management, LLC	Financial Services	First Lien Debt (15% PIK, Due 12/31/17) (5)(11)(14)	11,816	11,816	11,232	5.0%
				11,816	11,232	5.0%

Vintage Stock, Inc.	Specialty Retail	First Lien Debt (13.74% Cash (1 month LIBOR + 12.5%, 0.5% floor), 3% PIK, Due 11/3/21)	21,288	21,288	21,288	9.4%
				21,288	21,288	9.4%

Company (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Vology, Inc.	Information Technology	Subordinated Debt (15% Cash (3 month LIBOR + 14%, 1% Ceiling), 4% PIK Due 1/24/21)	8,289	8,289	8,085	3.6%
				8,289	8,085	3.6%

Western Windows Systems, LLC	Building Products	First Lien Debt (11.7% Cash, Due 7/31/20) (7)	10,500	10,500	10,500	4.7%

Western Windows Systems, LLC	Building Products	Membership Units (39,860 units)		3,000	7,452	3.3%
				13,500	17,952	8.0%

Xirgo Technologies, LLC	Information Technology	Subordinated Debt (11.5% Cash, Due 3/1/22)	15,750	15,750	15,750	7.0%

Xirgo Technologies, LLC	Information Technology	Membership Units (600,000 units)		600	655	0.3%
				16,350	16,405	7.3%

Sub Total Non-control/non-affiliated investments				$276,221	$274,795	121.5%

Affiliate investments - 43.3%

AAE Acquisition, LLC	Industrial Equipment Rental	Second Lien Debt (8% Cash, 4% PIK, Due 8/24/19) (5)	$15,688	$15,688	$15,374	6.8%

AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (2.19% fully diluted)		17	-	0.0%

AAE Acquisition, LLC	Industrial Equipment Rental	Warrants (37.78% fully diluted)		-	-	0.0%
				15,705	15,374	6.8%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Subordinated Debt (14% Cash, Due 8/9/19) (15)	3,000	3,000	3,000	1.3%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Subordinated Debt (12% Cash, Due 8/9/19) (15)	5,828	5,828	5,693	2.5%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock (1,253,198 shares)		1,504	627	0.3%
				10,332	9,320	4.1%

City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 10/20/19) (5)	8,231	8,231	8,231	3.6%

City Gear, LLC	Footwear Retail	Preferred Membership Units (2.78% fully diluted, 9% Cash Dividend) (8)		1,269	1,269	0.6%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.38% fully diluted)		-	8,056	3.5%
				9,500	17,556	7.7%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8% PIK Dividend) (8)		2,836	3,163	1.4%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,906	0.8%
				2,838	5,069	2.2%

J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (6% Cash, 7% PIK, Due 6/16/19) (5)	6,255	6,255	6,035	2.7%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	-	0.0%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (6,369 shares)		-	-	0.0%
				7,073	6,035	2.7%

Company (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)		896	8,404	3.7%
				896	8,404	3.7%

MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12% Cash, Due 1/31/18) (5)	2,600	2,600	2,600	1.1%

MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 1/31/18) (5)	400	388	400	0.2%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6% PIK dividend) (8)		1,359	1,497	0.7%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	187	0.1%
				4,347	4,684	2.1%

MTI Holdings, LLC	Retail Display & Security Services	Membership Units (2,000,000 units) (16)		-	439	0.2%
				-	439	0.2%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)		6,958	6,958	3.1%
				6,958	6,958	3.1%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership)(16)		-	101	0.0%
				-	101	0.0%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares) (16)		-	93	0.0%
				-	93	0.0%

U.S. Well Services, LLC	Oil & Gas Services	First Lien Debt (7.24% Cash (1 month LIBOR + 6%, 1% floor), Due 2/2/22) (17)	2,022	2,022	2,022	0.9%

U.S. Well Services, LLC	Oil & Gas Services	First Lien Debt (12.24% PIK (1 month LIBOR + 11%, 1% floor), Due 2/2/22)	9,230	9,230	9,230	4.1%

U.S. Well Services, LLC	Oil & Gas Services	Class A Units (5,680,688 Units)		6,259	11,014	4.9%

U.S. Well Services, LLC	Oil & Gas Services	Class B Units (2,076,298 Units)		441	767	0.3%
				17,952	23,033	10.2%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Subordinated Debt (16)		813	1,035	0.5%
				813	1,035	0.5%

Sub Total Affiliate investments				$76,414	$98,101	43.3%

Control investments- 43.4%

CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (12% Cash, 4% PIK, Due 5/24/18)	$12,247	$12,247	$12,247	5.4%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (19.7% fully diluted)		1,394	109	0.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (10% fully diluted )		-	55	0.0%
				13,641	12,411	5.4%

Eastport Holdings, LLC	Business Services	Subordinated Debt (14.32% Cash (3 month LIBOR + 13%, 0.5% Floor), Due 4/29/20)	16,500	14,549	16,500	7.3%

Company (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Eastport Holdings, LLC	Business Services	Membership Units (33.3% ownership) (18)		4,733	22,366	9.9%
				19,282	38,866	17.2%

Kelle's Transport Service, LLC	Transportation	First Lien Debt (4% Cash, Due 2/15/20) (19)	1,545	1,545	1,545	0.7%

Kelle's Transport Service, LLC	Transportation	First Lien Debt (1.46% Cash, Due 2/15/20) (5)	13,674	13,668	9,368	4.2%

Kelle's Transport Service, LLC	Transportation	Membership Units (27.5% fully diluted)		-	-	0.0%
				15,213	10,913	4.9%

Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/15/18) (5)	1,862	1,862	1,862	0.8%

Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/15/18) (5)	4,112	4,112	4,112	1.8%

Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	1,629	0.7%
				7,603	7,603	3.3%

Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (15% Cash, Due 10/30/20) (5)	6,500	6,500	6,500	2.9%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10% Cash Dividend) (8)		1,000	1,000	0.4%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	5,330	2.4%
				7,501	12,830	5.7%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/18) (5) (6)	11,834	11,020	11,588	5.1%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)		3,278	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)		2,365	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,107 shares)		33	-	0.0%
				16,696	11,588	5.1%

Print Direction, Inc.	Printing Services	First Lien Debt (10% Cash, 2% PIK, Due 2/24/19) (6)	19,153	19,153	3,999	1.8%

Print Direction, Inc.	Printing Services	Common Stock (18,543 shares)		2,990	-	0.0%

Print Direction, Inc.	Printing Services	Common Stock Warrants (820 shares)		-	-	0.0%
				22,143	3,999	1.8%

Sub Total Control investments				$102,079	$98,210	43.4%

TOTAL INVESTMENTS - 208.2%				$454,714	$471,106	208.2%

Derivatives - (2.5)%

Eastport Holdings, LLC	Business Services	Written Call Option (18)		$(20)	$(5,555)	(2.5)%

TOTAL DERIVATIVES- (2.5)%				$(20)	$(5,555)	(2.5)%

(1) All investments valued using significant unobservable inputs (Level 3).

(2) All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.

(3) Percentages are based on net assets of $226,307 as of September 30, 2017.

(4) All companies are headquartered in the United States, unless otherwise noted

(5) The maturity date of the original investment has been extended.

(6) Non-accrual investment.

(7) The cash rate equals the approximate current yield on our last-out portion of the unitranche facility.

(8) The equity investment is income producing, based on rate disclosed.

(9) The equity investment has an excercisable put option

(10) The investment has a $4.0 million unfunded commitment.

(11) Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2017, 5.5% of the Company's total assets were non-qualifying assets.

(12) Interest rate was amended to zero. The Company is entitled to receive earn-out payments of up to $2.4 million in satisfaction of the debt.

(13) The investment has a $2.0 million unfunded commitment.

(14) The company is headquartered in Brazil.

(15) In addition to the stated rate, the investment is paying 3% default interest.

(16) The investment has been exited. The residual value reflects estimated escrow to be settled post-closing.

(17) The investment has a $1.0 million unfunded commitment.

(18) The Company has written a call option that enables CapitalSouth Partners Florida Sidecar Fund II, L.P. to purchase up to 31.25% of the Company's interest at a strike price of $1.5 million. As of September 30, 2017, the fair value of the written call option is approximately $5.6 million. See Note 4 to the consolidated financial statements for further detail on the written call option transaction.

(19) The investment has a $1.5 million unfunded commitment.

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Note 1. Organization

Capitala Finance Corp. (the “Company”, “we”, “us”, and “our”) is an externally managed non-diversified closed-end management investment company incorporated in Maryland that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act of 2012, and as such, is subject to reduced public company reporting requirements. The Company commenced operations on May 24, 2013 and completed its initial public offering (“IPO”) on September 30, 2013. The Company is managed by Capitala Investment Advisors, LLC (the “Investment Advisor”), an investment adviser that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and Capitala Advisors Corp. (the “Administrator”) provides the administrative services necessary for the Company to operate. For U.S. federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Company has formed and expects to continue to form certain taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for income tax purposes. These Taxable Subsidiaries allow the Company to make equity investments in companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company is considered an investment company as defined in Accounting Standards Codification (“ASC”) Topic 946 – Financial Services – Investment Companies (“ASC 946”). The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying our annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, including Fund II, Fund III, Florida Sidecar, and the Taxable Subsidiaries.

The Company’s financial statements as of September 30, 2017 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, Florida Sidecar, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 7, 2017.

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

Consolidation

As provided under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned investment company subsidiaries in its consolidated financial statements. The Company did not consolidate its interest in Capitala Senior Liquid Loan Fund I, LLC (“CSLLF”) during the periods it was in existence because the investment was not considered a substantially wholly owned investment company subsidiary. Further, CSLLF was a joint venture for which shared power existed relating to the decisions that most significantly impacted the economic performance of the entity. See Note 4 to the consolidated financial statements for a description of the Company’s investment in CSLLF.

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

Valuation of Investments

The Company applies fair value accounting to all of its financial instruments in accordance with the 1940 Act and ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy, as discussed in Note 4.

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

Original issue discount: Discounts received to par on loans purchased are capitalized and accreted into income over the life of the loan. Any remaining discount is accreted into income upon prepayment of the loan.

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

Commitments and Contingencies

As of September 30, 2017, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $4.0 million (CIS Secure Computing, Inc.), $2.0 million (Portrait Innovations, Inc.), $1.5 million (Kelle’s Transport Service, LLC), and $1.0 million (US Well Services, LLC). As of December 31, 2016, the Company had outstanding unfunded commitments related to debt investments in an existing portfolio company of $1.2 million (On-Site Fuel Services, Inc.).

In addition to unfunded commitments related to debt investments, the Company also has extended a guaranty on behalf of one of our portfolio companies, whereby we have guaranteed $1.5 million of obligations of Kelle’s Transport Service, LLC. As of September 30, 2017 we have not been required to make payments on this or any previous guaranties, and we consider the credit risks to be remote and the fair value of this guaranty to be immaterial.

In the ordinary course of business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that could lead to the execution of these provisions against the Company. Based on its history and experience, management believes that the likelihood of such an event is remote.

In the ordinary course of business, the Company may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Company or result in direct losses to the Company. In management’s opinion, no direct losses with respect to litigation contingencies were probable as of September 30, 2017 and December 31, 2016. Management is of the opinion that the ultimate resolution of such claims, if any, will not materially affect the Company’s business, financial position, results of operations or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.

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

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable statutory rates on the unrealized appreciation of the underlying investments held by the Taxable Subsidiaries. As of September 30, 2017, and December 31, 2016, the Company recorded a deferred tax liability of $2.7 million and $0.0 million, respectively. For the three and nine months ended September 30, 2017, the Company recorded a change in provision for deferred taxes on unrealized appreciation on investments of $2.7 million. For the three and nine months ended September 30, 2016, no change in provision for deferred taxes on unrealized appreciation on investments was recorded.

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

ASC Topic 740 —  Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of September 30, 2017 and December 31, 2016, there were no uncertain tax positions.

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

The Company’s activities since commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three and nine months ended September 30, 2017 and September 30, 2016. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

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

In October 2016, the SEC adopted new rules and amended existing rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosures about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017. Management has adopted the amendments to Regulation S-X and included required disclosures in the Company’s consolidated financial statements and related disclosures.

Note 4. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through the Company’s subsidiaries that are licensed by the SBA under the SBIC Act, the Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests in first lien, second lien, and subordinated loans. Most of the Company’s debt investments are coupled with equity interests, whether in the form of detachable “penny” warrants or equity co-investments made pari-passu with our borrowers’ financial sponsors. As of September 30, 2017, our portfolio consisted of investments in 46 portfolio companies with a fair value of approximately $471.1 million.

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

During the three months ended September 30, 2017, the Company made approximately $11.4 million of investments and had approximately $22.4 million in repayments and sales resulting in net repayments and sales of approximately $11.0 million for the period. During the three months ended September 30, 2016, the Company made approximately $26.0 million of investments and had approximately $111.9 million in repayments and sales of investments resulting in net repayments and sales of approximately $85.9 million for the period.

During the nine months ended September 30, 2017, the Company made approximately $39.7 million of investments and had approximately $104.7 million in repayments and sales resulting in net repayments and sales of approximately $65.0 million for the period. During the nine months ended September 30, 2016, the Company made approximately $53.9 million of investments and had approximately $128.6 million in repayments and sales of investments resulting in net repayments and sales of approximately $74.7 million for the period.

During the three and nine months ended September 30, 2017, the Company funded $0.4 million and $0.7 million, respectively, of previously committed capital to existing portfolio companies. During the three and nine months ended September 30, 2017, the Company funded $11.0 million and $21.7 million, respectively, of investments in portfolio companies for which it was not previously committed to fund. During the three and nine months ended September 30, 2016, the Company funded $0.0 million and $2.8 million, respectively, of previously committed capital to existing portfolio companies. During the three and nine months ended September 30, 2016, the Company funded $26.0 million and $51.1 million, respectively, of investments in portfolio companies for which it was not previously committed to fund. In addition to investing directly in portfolio companies, the Company may assist portfolio companies in securing financing from other sources by introducing portfolio companies to sponsors or by leading a syndicate of investors to provide the portfolio companies with financing. During the three and nine months ended September 30, 2017 and September 30, 2016, the Company did not lead any syndicates and did not assist any portfolio companies in obtaining indirect financing.

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

The Written Call Option granted FSC II the right to purchase up to 31.25% of the Company’s equity investment in Eastport Holdings, LLC. The Written Call Option has a strike price of $1.5 million and a termination date of August 31, 2018. The fair value of the Written Call Option, which has been treated as a derivative liability and is recorded in the financial statement line item Written Call Option at fair value in the Company’s consolidated statements of assets and liabilities, was approximately $5.6 million as of September 30, 2017. For purposes of determining the fair value of the Written Call Option, the Company calculated the difference in the fair value of the underlying equity investment in Eastport Holdings, LLC and the strike price of the Written Call Option, or intrinsic value. The time value of the Written Call Option as of September 30, 2017 was determined to be insignificant. The Written Call Option is classified as a Level 3 financial instrument.

The composition of our investments as of September 30, 2017, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$246,188	54.2%	$221,205	47.0%
Second Lien Debt	32,284	7.1	30,774	6.5
Subordinated Debt	120,161	26.4	106,019	22.5
Equity and Warrants	56,081	12.3	113,108	24.0
Total	$454,714	100.0%	$471,106	100.0%

The composition of our investments as of December 31, 2016, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$244,647	47.6%	$226,578	41.8%
Second Lien Debt	74,559	14.5	71,483	13.2
Subordinated Debt	148,849	29.0	150,232	27.8
Equity and Warrants	45,721	8.9	93,346	17.2
Total	$513,776	100.0%	$541,639	100.0%

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

The following table presents the fair value measurements of investments, by major class, as of September 30, 2017 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$221,205	$221,205
Second Lien Debt	—	—	30,774	30,774
Subordinated Debt	—	—	106,019	106,019
Equity and Warrants	—	—	113,108	113,108
Total	$—	$—	$471,106	$471,106

The following table presents fair value measurements of the Written Call Option as of September 30, 2017 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Written Call Option	$—	$—	$(5,555)	$(5,555)
Total	$—	$—	$(5,555)	$(5,555)

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2017 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Warrants	Total
Balance as of January 1, 2017	$226,578	$71,483	$150,232	$93,346	$541,639
Reclassifications	(4,659)	—	(9,000)	13,659	—
Repayments/sales	(21,798)	(45,804)	(22,092)	(15,015)	(104,709)
Purchases	31,308	4,000	1,182	3,200	39,690
Payment in-kind interest and dividends accrued	3,609	688	651	690	5,638
Accretion of original issue discount	199	299	570	—	1,068
Realized gain (loss) from investments	(7,119)	(1,456)	—	7,826	(749)
Net unrealized appreciation (depreciation) on investments	(6,913)	1,564	(15,524)	9,402	(11,471)
Balance as of September 30, 2017	$221,205	$30,774	$106,019	$113,108	$471,106

The following table provides a reconciliation of the beginning and ending balances for the Written Call Option that use Level 3 inputs for the nine months ended September 30, 2017 (dollars in thousands):

Written Call Option
Balance as of January 1, 2017	$(2,736)
Net unrealized depreciation on Written Call Option	(2,819)
Balance as of September 30, 2017	$(5,555)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2016 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Warrants	Total (1)
Balance as of January 1, 2016	$199,843	$80,610	$194,485	$98,480	$573,418
Repayments/sales	(25,149)	(12,750)	(67,899)	(21,734)	(127,532)
Purchases	24,489	4,850	19,474	5,136	53,949
Payment in-kind interest and dividends accrued	2,608	—	429	929	3,966
Accretion of original issue discount	170	134	2,031	—	2,335
Realized gain (loss) from investments	(5,024)	(168)	(26,783)	6,404	(25,571)
Net unrealized appreciation (depreciation) on investments	(3,709)	(560)	13,808	(6,679)	2,860
Balance as of September 30, 2016	$193,228	$72,116	$135,545	$82,536	$483,425

(1)	Excludes our $20.4 million investment in CSLLF, measured at NAV.

The following table provides a reconciliation of the beginning and ending balances for the Written Call Option that use Level 3 inputs for the nine months ended September 30, 2016 (dollars in thousands):

Written Call Option
Balance as of January 1, 2016	$—
Net unrealized depreciation on Written Call Option	(898)
Proceeds from Written Call Option	(20)
Balance as of September 30, 2016	$(918)

The net change in unrealized depreciation on investments held as of September 30, 2017 and September 30, 2016, was $(14.0) million   and $(1.7) million, respectively, and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and (liabilities) as of September 30, 2017 were as follows:

	Fair Value (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
First lien debt	$184.8	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	10.7% - 23.0% (13.8%) 1.3x – 7.0x (3.4x) $1.7 million - $128.1 million ($23.2 million)
First lien debt	$36.4	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	5.8x – 5.8x (5.8x) $2.5 million - $4.0 million ($3.0 million) 0.2x – 0.2x (0.2x) $56.2 million -$56.2 million ($56.2 million)
Second lien debt	$15.4	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	11.3% - 17.5% (15.5%) 4.8x – 4.9x (4.9x) $72.0 million - $79.5 million ($77.1 million)
Second lien debt	$15.4	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA	6.5x – 6.5x (6.5x) $7.7 million - $7.7 million ($7.7 million)
Subordinated debt	$62.0	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	11.5% – 20.3% (14.4%) 3.2x – 7.1x (5.1x) 3.2 million - $15.1 million ($10.1 million)
Subordinated debt	$44.0	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	6.0x – 7.3x (6.7x) $1.7 million - $26.1 million ($17.7 million) 0.2x – 0.2x (0.2x) $140.5 million -$140.5 million ($140.5 million)
Equity and warrants	$113.1	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA	5.0x – 14.2x (7.8x) $0.9 million - $78.7 million ($21.8 million)
Written Call Option	$(5.6)	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA	7.3x – 7.3x (7.3x) $26.1 million - $26.1 million ($26.1 million)

(1)	$1.0 million in subordinated debt and $6.7 million in first lien debt were valued using the asset approach.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and (liabilities) as of December 31, 2016 were as follows:

	Fair Value (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
First lien debt	$173.3	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	9.5% - 18.0% (14.2%) 2.0x – 6.4x (4.1x) $1.8 million - $166.0 million ($24.1 million)
First lien debt	$53.3	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	4.5x – 9.0x (6.3x) $2.5 million - $34.3 million ($13.1 million) 0.3x – 0.3x (0.3x) $88.1 million - $88.1 million ($88.1 million)
Second lien debt	$71.5	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	10.0% - 17.3% (13.3%) 0.0x – 7.5x (5.0x) $8.1 million - $166.0 million ($76.5 million)
Subordinated debt	$114.6	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	11.5% – 20.0% (13.6%) 1.5x – 6.7x (4.1x) 2.0 million - $63.7 million ($21.4 million)
Subordinated debt	$35.6	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple Adjusted EBITDA	5.0x – 8.7x (6.3x) $1.8 million – $27.6 million ($15.7 million)
Equity and warrants	$93.3	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA	4.5x – 12.2x (7.6%) $1.8 million - $63.7 million ($17.5 million)
Written Call Option	$(2.7)	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA	6.25x – 6.25x (6.25x) $27.6 million - $27.6 million ($27.6 million)

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

Because the TRS was wound down in a prior period, only comparative period disclosures are included herein. For the three and nine months ended September 30, 2016, the Company received $0.5 million and $1.6 million, respectively, in dividend income from its equity interest in CSLLF.

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

The terms of the TRS were governed by an ISDA 2002 Master Agreement, the Schedule thereto, and Credit Support Annex to such Schedule, and the confirmation exchanged thereunder, between CSLLF and Bank of America, which collectively established the TRS, and are collectively referred to herein as the “TRS Agreement.” Pursuant to the terms of the TRS Agreement, CSLLF selected a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $100.0 million, which was also referred to as the maximum notional amount of the TRS. Each individual loan, and the portfolio of loans taken as a whole, had to meet criteria described in the TRS Agreement. CSLLF received from Bank of America a periodic payment on set dates that was based upon any coupons, both earned and accrued, generated by the loans underlying the TRS, subject to limitations described in the TRS Agreement as well as any fees associated with the loans included in the portfolio. CSLLF paid to Bank of America interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.25% per annum; the LIBOR option paid by CSLLF was determined on an asset by asset basis such that the tenor of the LIBOR option (1 month, 3 month, etc.) matched the tenor of the underlying reference asset. In addition, upon the termination of any loan subject to the TRS or any repayment of the underlying reference asset, CSLLF either received from Bank of America the appreciation in the value of such loan, or paid to Bank of America any depreciation in the value of such loan.

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

CSLLF was required to initially cash collateralize a specified percentage of each loan (generally 20% to 35% of the market value of senior secured loans) included under the TRS in accordance with margin requirements described in the TRS Agreement. As of December 31, 2016, CSLLF had posted $0.0 million in collateral to Bank of America in relation to the TRS, which was recorded on CSLLF’s statements of assets and liabilities as cash held as collateral on total return swap. The cash collateral represented CSLLF’s maximum credit exposure as of December 31, 2016.

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

Transactions in TRS contracts during the three and nine months ended September 30, 2016 resulted in $1.4 million and $2.8 million, respectively, in realized gains and $0.8 million and $2.4 million, respectively, in unrealized appreciation, which was recorded on CSLLF’s statements of operations below.

The following represents the volume of the CSLLF’s derivative transactions during the three and nine months ended September 30, 2016 (dollars in thousands):

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Average notional par amount of contract	$68,935	$74,674

Below is certain summarized financial information for CSLLF as of December 31, 2016 and for the three and nine months ended September 30, 2016 (dollars in thousands):

Selected Statements of Assets and Liabilities:

As of December 31, 2016
ASSETS
Receivable due on Total Return Swap	$82
Total assets	$82

LIABILITIES
Distribution payable	$82
Total liabilities	$82

NET ASSETS
Total net assets	$—
Total liabilities and net assets	$82

Selected Statements of Operations (unaudited):

	For the Three Months	For the Nine Months
	Ended	Ended
	September 30, 2016	September 30, 2016

Administrative and legal expenses	$(15)	$(131)
Net operating loss	$(15)	$(131)

Net realized gain on Total Return Swap	$1,374	$2,810
Net unrealized appreciation on Total Return Swap	775	2,380
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$2,134	$5,059

Note 5. Agreements

On September 24, 2013, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with our Investment Advisor, which was initially approved by the Board on June 10, 2013. Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect if approved annually by the Board or by a majority of our outstanding voting securities, including, in either case, by a majority of our non-interested directors. The Investment Advisory Agreement was most recently re-approved by the Board, including by a majority of our non-interested directors, at an in-person meeting on August 3, 2017. Subject to the overall supervision of the Board, the Investment Advisor manages our day-to-day operations, and provides investment advisory and management services to us. Under the terms of the Investment Advisory Agreement, the Investment Advisor:

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

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Advisor that would, when taken together with all other incentive fees paid to the Investment Advisor during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. As of September 30, 2017 and December 31, 2016, the Company had incentive fees payable to the Investment Advisor of $2.2 million and $6.4 million, respectively.

For the three months ended September 30, 2017 and 2016, the Company incurred $2.4 million and $2.6 million in base management fees, respectively. The Company incurred $0.0 million and $1.8 million in incentive fees related to pre-incentive fee net investment income for the three months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017 and 2016, the Investment Advisor waived incentive fees of $0.0 million and $0.3 million, respectively.

For the nine months ended September 30, 2017 and 2016, the Company incurred $7.4 million and $8.0 million in base management fees, respectively. The Company incurred $1.3 million and $5.2 million in incentive fees related to pre-incentive fee net investment income for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, the Investment Advisor waived incentive fees of $1.0 million and $1.7 million, respectively.

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

For the three and nine months ended September 30, 2017, the Company paid the Administrator $0.3 million and $0.8 million, respectively, for the Company’s allocable portion of the Administrator’s overhead. For the three and nine months ended September 30, 2016, the Company paid the Administrator $0.3 million and $0.8 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

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

Note 6. Related Party Transactions

At September 30, 2017 and December 31, 2016, the Company had the following receivables from (payables to) related parties relating to certain management fees, incentive fees, reimbursable expenses, and other payments owed to related parties (dollars in thousands):

	September 30, 2017	December 31, 2016
CapitalSouth Corporation	$74	$182
CapitalSouth Partners Florida Sidecar Fund II, L.P.	—	(35)
Capitala Investment Advisors, LLC	(2,228)	(6,426)
Total	$(2,154)	$(6,279)

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

Note 7. Borrowings

SBA Debentures

The Company, through its two wholly owned subsidiaries, uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of September 30, 2017 and December 31, 2016, the Company has $170.7 million of SBA-guaranteed debentures outstanding. The Company has issued all SBA-guaranteed debentures that were permitted under each of the Legacy Funds’ respective SBIC licenses (as applicable), and there are no unused SBA debenture commitments remaining. SBA-guaranteed debentures are secured by a lien on all assets of Fund II and Fund III. As of September 30, 2017 and December 31, 2016, Fund II and Fund III had total assets of approximately $344.0  million and $349.4 million, respectively. On June 10, 2014, the Company received an exemptive order from the SEC exempting the Company, Fund II, and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. The Company intends to comply with the conditions of the order.

The weighted average interest rate for all SBA-guaranteed debentures as of September 30, 2017 and December 31, 2016 was 3.29%. In addition to the stated interest rate, the SBA also charges an annual fee on all SBA-guaranteed debentures issued, which is included in the Company’s interest expense. The weighted average annual fee for all SBA-guaranteed debentures as of September 30, 2017 and December 31, 2016 was 0.43%.

The following table summarizes the interest expense and annual charges, and deferred financing costs on the SBA-guaranteed debentures for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest expense and annual charges	$1,597	$1,724	$4,739	$5,276
Deferred financing costs	153	157	456	477
Total interest and financing expenses	$1,750	$1,881	$5,195	$5,753

As of September 30, 2017 and December 31, 2016, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):

Fixed Maturity Date	Interest Rate	SBA Annual Charge	September 30, 2017	December 31, 2016
March 1, 2019	4.620%	0.941%	5,000	5,000
September 1, 2020	3.215%	0.285%	19,000	19,000
March 1, 2021	4.084%	0.515%	15,700	15,700
March 1, 2021	4.084%	0.285%	46,000	46,000
March 1, 2022	2.766%	0.285%	10,000	10,000
March 1, 2022	2.766%	0.515%	50,000	50,000
March 1, 2023	2.351%	0.515%	25,000	25,000
			$170,700	$170,700

2021 Notes

On June 16, 2014, the Company issued $113.4 million in aggregate principal amount of 7.125% fixed-rate notes due 2021 (the “2021 Notes”). On May 26, 2017, the Company caused notices to be issued to the holders of its 2021 Notes regarding the Company’s exercise of its option to redeem all of the issued and outstanding 2021 Notes, pursuant to Section 1104 of the Indenture dated as of June 16, 2014, between the Company and U.S. Bank National Association, as trustee, and Section 1.01(h) of the First Supplemental Indenture dated as of June 16, 2014. The Company redeemed all $113.4 million in aggregate principal amount of the 2021 Notes on June 25, 2017. The Notes were redeemed at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from June 16, 2017, through, but excluding, June 25, 2017. As a result of the redemption, the Company recognized a loss on the extinguishment of debt of $0.0 million and $2.7 million, respectively, for the three and nine months ended September 30, 2017, due to the amortization of the deferred financing costs remaining on the 2021 Notes.

The following table summarizes the interest expense and deferred financing costs, excluding debt extinguishment costs, on the 2021 Notes for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest expense	$—	$2,021	$3,908	$6,062
Deferred financing costs	—	141	293	414
Total interest and financing expenses	$—	$2,162	$4,201	$6,476

2022 Notes

On May 16, 2017, the Company issued $70.0 million in aggregate principal amount of 6.0% fixed-rate notes due May 31, 2022 (the “2022 Notes”). On May 25, 2017, the Company issued an additional $5.0 million in aggregate principal amount of the 2022 Notes pursuant to a partial exercise of the underwriters’ overallotment option. The 2022 Notes will mature on May 31, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after May 31, 2019 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest is payable quarterly beginning August 31, 2017.

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest expense	$1,132	$—	$1,687	$—
Deferred financing costs	121	—	181	—
Total interest and financing expenses	$1,253	$—	$1,868	$—

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

The following table summarizes the interest expense and deferred financing costs on the 2022 Convertible Notes for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest expense	$759	$—	$1,040	$—
Deferred financing costs	77	—	102	—
Total interest and financing expenses	$836	$—	$1,142	$—

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

The following table summarizes the interest expense, deferred financing costs, and unused commitment fees on the Credit Facility for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest expense	$59	$581	$874	$1,845
Deferred financing costs	341	242	834	723
Unused commitment fees	346	72	612	193
Total interest and financing expenses	$746	$895	$2,320	$2,761

As of September 30, 2017 and December 31, 2016, the Company had $0.0 million and $44.0 million, respectively, outstanding under the Credit Facility. The Credit Facility is secured by investments and cash held by Capitala Finance Corp., exclusive of assets held at our two SBIC subsidiaries. Assets pledged to secure the Credit Facility had a fair value of $185.4 million at September 30, 2017. As part of the terms of the Credit Facility, the Company may not make cash distributions with respect to any taxable year that exceed 110% (125% if the Company is not in default and its covered debt does not exceed 85% of the borrowing base) of the amounts required to be distributed to maintain eligibility as a RIC and to reduce our tax liability to zero for taxes imposed on our investment company taxable income and net capital gains.

Note 8. Fair Value of Financial Instruments

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2017, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
SBA debentures	$170,700	$173,577	$—	$—	$173,577
2022 Notes	75,000	75,900	75,900	—	—
2022 Convertible Notes	52,088	51,983	51,983	—	—
Credit Facility	—	—	—	—	—
Total	$297,788	$301,460	$127,883	$—	$173,577

(1)	Carrying value equals the gross principal outstanding at period end.

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

Note 9. Directors Fees

Our independent directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three and nine months ended September 30, 2017, the Company recognized directors fees expense of $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2016, the Company recognized directors fees expense of $0.1 million and $0.3 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act

Note 10. Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in six portfolio companies that are considered significant subsidiaries under the guidance in Regulation S-X, but are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each such portfolio company, along with summarized financial information as of September 30, 2017 and December 31, 2016, and for the nine months ended September 30, 2017 and September 30, 2016, respectively.

CableOrganizer Acquisition, LLC

CableOrganizer Acquisition, LLC, a Delaware limited liability company that began operations on April 23, 2013, is a leading online provider of cable and wire management products. The income the Company generated from CableOrganizer Acquisition, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $1.3 million and $1.4 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Eastport Holdings, LLC

Eastport Holdings, LLC, an Ohio limited liability company organized on November 1, 2011, is a holding company consisting of marketing and advertising companies located across the U.S. The income the Company generated from Eastport Holdings, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $7.9 million and $11.0 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Kelle’s Transport Service, LLC

Kelle’s Transport Service, LLC, a Delaware limited liability company organized on March 28, 2014, provides temperature sensitive transportation services throughout North America. The loss the Company generated from Kelle’s Transport Service, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $(3.7) million and $(1.2) million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Navis Holdings, Inc.

Navis Holdings, Inc., incorporated in Delaware on December 21, 2010, designs and manufactures leading machinery for the global knit and woven finishing textile industries. The income the Company generated from Navis Holdings, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation) was $0.8 million and $2.1 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

On-Site Fuel Services, Inc.

On-Site Fuel Services, Inc. is a 100% owned subsidiary of On-Site Fuel Holdings, Inc., which was incorporated in Delaware on December 19, 2011. On-Site Fuel Services, Inc. provides fueling services for commercial and government vehicle fleets throughout the southeast U.S. The income the Company generated from On-Site Fuel Service, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $0.1 million and $1.9 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Micro Precision, LLC

Micro Precision, LLC, formed on August 5, 2011 as a Delaware limited liability company, is a prime contractor supplying critical parts and mechanical assemblies to the United States Department of Defense as well as designer and manufacturer of locomotive air horns. The income (loss) the Company generated from Micro Precision, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $(0.2) million and $0.7 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

The summarized unaudited financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):

	As of
Balance Sheet – CableOrganizer Acquisition, LLC	September 30, 2017	December 31, 2016
Current assets	$8,859	$5,589
Noncurrent assets	9,714	9,872
Total assets	$18,573	$15,461

Current liabilities	$8,365	$4,219
Noncurrent liabilities	12,247	11,882
Total liabilities	$20,612	$16,101

Total deficit	$(2,039)	$(640)

	For the nine months ended
Statements of Operations – CableOrganizer Acquisition, LLC	September 30, 2017	September 30, 2016
Net sales	$21,926	$17,440
Cost of goods sold	15,558	11,703
Gross profit	$6,368	$5,737

Other expenses	$7,767	$6,877
Loss before income taxes	(1,399)	(1,140)
Income tax benefit	—	—
Net loss	$(1,399)	$(1,140)

	As of
Balance Sheet – Eastport Holdings, LLC	September 30, 2017	December 31, 2016
Current assets	$93,749	$96,175
Noncurrent assets	150,772	145,802
Total assets	$244,521	$241,977

Current liabilities	$153,294	$157,622
Noncurrent liabilities	44,558	41,355
Total liabilities	$197,852	$198,977

Total equity	$46,669	$43,000

	For the nine months ended
Statements of Operations – Eastport Holdings, LLC	September 30, 2017	September 30, 2016
Net sales	$415,289	$388,036
Cost of goods sold	308,434	305,926
Gross profit	$106,855	$82,110

Other expenses	$102,116	$76,195
Income before income taxes	4,739	5,915
Income tax provision	650	1,596
Net income	$4,089	$4,319

	As of
Balance Sheet – Kelle’s Transport Services, LLC	September 30, 2017	December 31, 2016
Current assets	$8,863	$8,415
Noncurrent assets	12,379	13,374
Total assets	$21,242	$21,789

Current liabilities	$12,073	$4,664
Noncurrent liabilities	17,487	14,962
Total liabilities	$29,560	$19,626

Total equity(deficit)	$(8,318)	$2,163

	For the nine months ended
Statements of Operations – Kelle’s Transport Services, LLC	September 30, 2017	September 30, 2016
Net sales	$38,594	$49,095
Cost of goods sold	37,879	41,198
Gross profit	$715	$7,897

Other expenses	$10,906	$9,219
Loss before income taxes	(10,191)	(1,322)
Income tax provision	—	43
Net loss	$(10,191)	$(1,365)

	As of
	September 30,	December 31,
Balance Sheets - Navis Holdings, Inc.	2017	2016
Current assets	$4,967	$4,655
Noncurrent assets	3,131	3,446
Total assets	$8,098	$8,101

Current liabilities	$2,473	$2,448
Noncurrent liabilities	7,006	6,719
Total liabilities	$9,479	$9,167

Total deficit	$(1,381)	$(1,066)

	For the nine months ended
	September 30,	September 30,
Statement of Operations - Navis Holdings, Inc.	2017	2016
Net sales	$9,990	$13,866
Cost of goods sold	6,251	8,585
Gross profit	$3,739	$5,281

Other expenses	$3,389	$3,666
Income before income taxes	350	1,615
Income tax provision	140	633
Net income	$210	$982

	As of
	September 30,	December 31,
Balance Sheets - On-Site Fuel Services, Inc.	2017	2016
Current assets	$22,400	$13,079
Noncurrent assets	22,930	16,283
Total assets	$45,330	$29,362

Current liabilities	$21,157	$35,244
Noncurrent liabilities	34,215	1,127
Total liabilities	$55,372	$36,371

Total deficit	$(10,042)	$(7,009)

	For the nine months ended
	September 30,	September 30,
Statement of Operations - On-Site Fuel Services, Inc.	2017	2016
Net sales	$113,822	$78,408
Cost of goods sold	93,013	62,522
Gross profit	$20,809	$15,886

Other expenses	$23,843	$18,785
Loss before income taxes	(3,034)	(2,899)
Income tax provision	-	-
Net loss	$(3,034)	$(2,899)

	As of
	September 30,	December 31,
Balance Sheets - Micro Precision, LLC	2017	2016
Current assets	$6,312	$10,580
Noncurrent assets	19,808	15,562
Total assets	$26,120	$26,142

Current liabilities	$7,253	$8,680
Noncurrent liabilities	13,951	16,137
Total liabilities	$21,204	$24,817

Total equity	$4,916	$1,325

	For the nine months ended
	September 30,	September 30,
Statement of Operations - Micro Precision, LLC	2017	2016
Net sales	$12,289	$13,294
Cost of goods sold	7,522	8,659
Gross profit	$4,767	$4,635

Other expenses	$4,509	$5,101
Income/(loss) before income taxes	258	(466)
Income tax provision	-	-
Net income/(loss)	$258	$(466)

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2017, all convertible shares related to the 2022 Convertible Notes were considered anti-dilutive. As of September 30, 2016, there were no dilutive shares.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three and nine months ended September 30, 2017 and September 30, 2016 (dollars in thousands, except share and per share data):

	For the three months ended		For the nine months ended
Basic and diluted	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net increase (decrease) in net assets from operations – basic and diluted	$(5,753)	$(2,013)	$(6,395)	$1,055
Weighted average common shares outstanding – basic and diluted	15,911,160	15,829,878	15,891,636	15,807,801
Net increase (decrease) in net assets per share from operations – basic and diluted	$(0.36)	$(0.13)	$(0.40)	$0.07

Note 12. Distributions

The Company’s distributions are recorded as payable on the declaration date. Shareholders have the option to receive payment of their distribution in cash, shares of common stock, or a combination of cash and common stock.

The following table summarizes the Company’s distribution declarations for the nine months ended September 30, 2017 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 3, 2017	January 20, 2017	January 30, 2017	$0.13	$1,993	5,304	$70
January 3, 2017	February 20, 2017	February 27, 2017	0.13	1,993	5,195	70
January 3, 2017	March 23, 2017	March 30, 2017	0.13	1,998	4,948	67
April 3, 2017	April 19, 2017	April 27, 2017	0.13	1,996	5,164	69
April 3, 2017	May 23, 2017	May 29, 2017	0.13	1,990	5,880	76
April 3, 2017	June 21, 2017	June 29, 2017	0.13	1,969	7,959	97
July 3, 2017	July 21, 2017	July 28, 2017	0.13	1,995	5,889	73
July 3, 2017	August 23, 2017	August 30, 2017	0.13	1,957	13,162	111
July 3, 2017	September 20, 2017	September 28, 2017	0.13	1,989	9,085	80
Total Distributions Declared and Distributed			$1.17	$17,880	62,586	$713

The following table summarizes the Company’s distribution declarations for the nine months ended September 30, 2016 (dollars in thousands, except share and per share data):

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

Note 13. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2017 and 2016 (dollars in thousands, except share and per share data):

	September 30, 2017	September 30, 2016
Per share data:
Net asset value at beginning of period	$15.79	$17.04
Net investment income (1)	0.71	1.41
Net realized loss on investments (1)	(0.05)	(1.57)
Net unrealized appreciation (depreciation) on investments (1)	(0.72)	0.29
Net unrealized depreciation on Written Call Option (1)	(0.18)	(0.06)
Change in provision for deferred taxes on unrealized appreciation on investments(1)	(0.17)	—
Distributions declared from net investment income	(1.17)	(1.41)
Other (7)	—	(0.02)
Net asset value at end of period	$14.21	$15.68
Net assets at end of period	$226,307	$248,377
Shares outstanding at end of period	15,930,631	15,844,159
Per share market value at end of period	$9.54	$13.11
Total return based on market value (2)	(18.50)%	21.84%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (9)	6.70%	11.99%
Ratio of incentive fee, net of incentive fee waiver, to average net assets (6)(10)	0.15%	1.35%
Ratio of interest and financing expenses to average net assets (8)	8.17%	7.76%
Ratio of loss on extinguishment of debt to average net assets (10)	1.13%	—
Ratio of other operating expenses, to average net assets (8)	5.75%	5.71%
Ratio of total expenses, net of fee waivers to average net assets (6)(9)	15.20%	14.82%
Portfolio turnover rate (3)	7.81%	9.42%
Average debt outstanding (4)	$333,572	$364,430
Average debt outstanding per common share	$20.94	$23.00
Asset coverage ratio per unit (5)	$2,781	$2,640

(1)	Based on daily weighted average balance of shares outstanding during the period.

(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.

(3)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value. Portfolio turnover rates that cover less than a full period are not annualized.

(4)	Based on daily weighted average balance of debt outstanding during the period.

(5)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of September 30, 2017 and September 30, 2016 pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(6)	The ratio of waived incentive fees to average net assets was 0.40% and 0.65% for the nine months ended September 30, 2017 and September 30, 2016.

(7)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(8)	Ratios are annualized.

(9)	Ratios are annualized. Incentive fees, net of incentive fee waiver, and loss on extinguishment of debt included within the ratio are not annualized.

(10)	Ratios are not annualized.

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of September 30, 2017.

Distributions

On October 2, 2017, the Company’s Board declared normal monthly distributions for October, November, and December of 2017 as set forth below:

Date Declared	Record Date	Payment Date	Distributions per Share
October 2, 2017	October 23, 2017	October 30, 2017	$0.0833
October 2, 2017	November 21, 2017	November 29, 2017	$0.0833
October 2, 2017	December 20, 2017	December 28, 2017	$0.0833

Portfolio Activity

On October 31, 2017, the Company funded $2.0 million of its unfunded commitment to CIS Secure Computing, Inc.

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

OVERVIEW

We are a Maryland corporation that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 as amended (the “1940 Act”). We are an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act of 2012, and as such, are subject to reduced public company reporting requirements. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We are managed by Capitala Investment Advisors, LLC (the “Investment Advisor”), and Capitala Advisors Corp. (the “Administrator”) provides the administrative services necessary for us to operate.

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

The Company has formed and expects to continue to form certain taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for income tax purposes. These Taxable Subsidiaries allow the Company to make equity investments in companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying our annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, including Fund II, Fund III, Florida Sidecar, and the Taxable Subsidiaries.

The Company’s financial statements as of September 30, 2017 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, Florida Sidecar, and Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 7, 2017.

Consolidation

As provided under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned investment company subsidiaries in its consolidated financial statements. The Company did not consolidate its interest in Capitala Senior Liquid Loan Fund I, LLC (“CSLLF”) during the periods it was in existence because the investment was not considered a substantially wholly owned investment company subsidiary. Further, CSLLF was a joint venture for which shared power existed relating to the decisions that most significantly impacted the economic performance of the entity. See Note 4 to the consolidated financial statements for description of the Company’s investment in CSLLF.

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

Original issue discount: Discounts received to par on loans purchased are capitalized and accreted into income over the life of the loan. Any remaining discount is accreted into income upon prepayment of the loan.

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

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable statutory rates on the unrealized appreciation of the underlying investments held by the Taxable Subsidiaries. As of September 30, 2017, and December 31, 2016, the Company recorded a deferred tax liability of $2.7 million  and $0.0 million, respectively. For the three and nine months ended September 30, 2017, the Company recorded a change in provision for deferred taxes on unrealized appreciation on investments of $2.7 million. For the three and nine months ended September 30, 2016, no change in provision for deferred taxes on unrealized appreciation on investments was recorded.

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

ASC Topic 740 —  Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of September 30, 2017 and December 31, 2016, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of September 30, 2017 and December 31, 2016. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of September 30, 2017 and December 31, 2016. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

Portfolio and Investment Activity

As of September 30, 2017, our portfolio consisted of investments in 46 portfolio companies with a fair value of approximately $471.1 million.

During the three months ended September 30, 2017, we made approximately $11.4 million of investments and had approximately $22.4 million in repayments and sales resulting in net repayments and sales of approximately $11.0 million for the period. During the three months ended September 30, 2016, we made approximately $26.0 million of investments and had approximately $111.9 million in repayments and sales resulting in net investments of approximately $85.9 million for the period.

During the nine months ended September 30, 2017, we made approximately $39.7 million of investments and had approximately $104.7 million in repayments and sales of investments resulting in net repayments and sales of approximately $65.0 million for the period. During the nine months ended September 30, 2016, we made approximately $53.9 million of investments and had approximately $128.6 million in repayments and sales resulting in net repayments and sales of approximately $74.7 million for the period.

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

The Written Call Option granted FSC II the right to purchase up to 31.25% of our equity investment in Eastport Holdings, LLC. The Written Call Option has a strike price of $1.5 million and a termination date of August 31, 2018. The fair value of the Written Call Option, which has been treated as a derivative liability and is recorded in the financial statement line item Written Call Option at fair value in our consolidated statements of assets and liabilities, was approximately $5.6 million as of September 30, 2017. For purposes of determining the fair value of the Written Call Option, we calculated the difference in the fair value of the underlying equity investment in Eastport Holdings, LLC and the strike price of the Written Call Option, or intrinsic value. The time value of the Written Call Option as of September 30, 2017 was determined to be insignificant. The Written Call Option is classified as a Level 3 financial instrument.

As of September 30, 2017, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $9.9 million and $22.1 million, and $10.2 million and $38.9 million, respectively. As of September 30, 2017, the Company had approximately $52.3 million of cash and cash equivalents. As of December 31, 2016, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $9.7 million and $10.2 million, and $22.1 million and $29.9 million, respectively. As of December 31, 2016, the Company had approximately $36.3 million of cash and cash equivalents.

As of September 30, 2017, our debt investment portfolio, which represented 76.0% of our total portfolio, had a weighted average annualized yield of approximately 12.9%, exclusive of the impact of our non-accrual debt investments. As of September 30, 2017, 58.2% of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2016, our debt investment portfolio, which represented 82.8% of our total portfolio, had a weighted average annualized yield of approximately 13.2%, exclusive of the impact of our non-accrual debt investments. As of December 31, 2016, 57.1% of our debt investment portfolio was bearing a fixed rate of interest.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of September 30, 2017 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$246,188	48.5%	$221,205	42.2%
Second Lien Debt	32,284	6.4	30,774	5.9
Subordinated Debt	120,161	23.7	106,019	20.3
Equity and Warrants	56,081	11.1	113,108	21.6
Cash and Cash Equivalents	52,307	10.3	52,307	10.0
Total	$507,021	100.0%	$523,413	100.0%

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of December 31, 2016 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$244,647	44.5%	$226,578	39.2%
Second Lien Debt	74,559	13.5	71,483	12.3
Subordinated Debt	148,849	27.1	150,232	26.0
Equity and Warrants	45,721	8.3	93,346	16.2
Cash and Cash Equivalents	36,281	6.6	36,281	6.3
Total	$550,057	100.0%	$577,920	100.0%

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	September 30, 2017		December 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$64,264	13.6%	$51,731	9.5%
Consumer Products	30,135	6.4	30,209	5.6
Financial Services	29,232	6.2	25,553	4.7
Information Technology	24,490	5.2	24,232	4.5
Oil & Gas Services	23,033	4.9	15,083	2.8
Specialty Retail	21,288	4.5	22,067	4.1
Building Products	17,952	3.8	18,152	3.3
Footwear Retail	17,556	3.7	19,236	3.5
Food Product Manufacturer	16,774	3.6	16,599	3.1
Sales & Marketing Services	16,173	3.4	16,376	3.0
Industrial Equipment Rental	15,374	3.3	10,755	2.0
Retail	14,915	3.2	15,000	2.8
Bowling Products	13,330	2.8	12,503	2.3
Textile Equipment Manufacturer	12,830	2.7	13,134	2.4
Computer Supply Retail	12,411	2.6	12,183	2.2
Fuel Transportation Services	11,588	2.5	10,303	1.9
Transportation	10,913	2.3	16,856	3.1
Healthcare Management	9,892	2.1	10,851	2.0
Professional and Personal Digital Imaging	9,415	2.0	9,000	1.7
Automobile Part Manufacturer	9,320	2.0	10,076	1.9
Consumer Electronics	8,477	1.8	20,818	3.8
QSR Franchisor	8,404	1.8	8,497	1.6
Government Services	8,070	1.7	—	—
Conglomerate	7,603	1.6	8,374	1.5
Healthcare	7,571	1.6	8,582	1.6
Oil & Gas Engineering and Consulting Services	6,958	1.5	4,500	0.8
Produce Distribution	6,035	1.3	6,182	1.1
Farming	5,724	1.2	11,779	2.2
Advertising & Marketing Services	5,069	1.1	3,910	0.7
Restaurant	4,874	1.0	4,857	0.9
Medical Device Distributor	4,684	1.0	25,768	4.8
Printing Services	3,999	0.8	12,761	2.4
Online Merchandise Retailer	3,840	0.8	4,169	0.8
Home Repair Parts Manufacturer	3,213	0.7	1,408	0.3
Replacement Window Manufacturer	2,706	0.6	2,571	0.5
Household Product Manufacturer	1,184	0.3	1,001	0.2
Data Processing & Digital Marketing	1,035	0.2	1,015	0.2
Retail Display & Security Services	439	0.2	537	0.1
In-Home Healthcare Services	142	0.0	446	0.1
Automotive Chemicals & Lubricants	101	0.0	2,230	0.4
Dental Practice Management	93	0.0	109	0.0
Home Décor Manufacturer	—	—	14,670	2.7
Bakery Supplies Distributor	—	—	10,776	2.0
Construction Services	—	—	9,500	1.7
Specialty Clothing	—	—	5,011	0.9
Satellite Communications	—	—	5,000	0.9
Industrial Specialty Services	—	—	4,750	0.9
Specialty Defense Contractor	—	—	1,532	0.3
Entertainment	—	—	987	0.2
Total	$471,106	100.0%	$541,639	100.0

With the exception of the international investment holdings noted below, all investments made by the Company as of September 30, 2017 and December 31, 2016 were made in portfolio companies located in the U.S. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017		December 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$231,305	49.1%	$257,162	47.5%
West	97,503	20.7	85,642	15.8
Midwest	85,027	18.0	118,682	21.9
Northeast	46,039	9.8	68,613	12.7
International	11,232	2.4	11,540	2.1
Total	$471,106	100.0%	$541,639	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	As of September 30, 2017		As of December 31, 2016
Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$188,611	40.0%	$183,826	33.9%
2	149,196	31.7	215,058	39.7
3	106,529	22.6	125,381	23.2
4	26,770	5.7	17,374	3.2
5	—	—	—	—
Total	$471,106	100.0%	$541,639	100.0%

As of September 30, 2017, we had debt investments in 4 portfolio companies on non-accrual status with an amortized cost of $57.2 million and a fair value of $26.8 million, which represented 12.6% and 5.7% of the investment portfolio, respectively. As of December 31, 2016, we had debt investments in 3 portfolio companies on non-accrual status with amortized cost of $29.5 million and a fair value of $17.4 million, which represented 5.7% and 3.2% of the investment portfolio, respectively.

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

Because the TRS was wound down in a prior period, only comparative period disclosures are included herein. For the three and nine months ended September 30, 2016, the Company received $0.5 million and $1.6 million, respectively, in dividend income from its equity interest in CSLLF.

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

The terms of the TRS were governed by an ISDA 2002 Master Agreement, the Schedule thereto, and Credit Support Annex to such Schedule, and the confirmation exchanged thereunder, between CSLLF and Bank of America, which collectively established the TRS, and are collectively referred to herein as the “TRS Agreement.” Pursuant to the terms of the TRS Agreement, CSLLF selected a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $100.0 million, which was also referred to as the maximum notional amount of the TRS. Each individual loan, and the portfolio of loans taken as a whole, had to meet criteria described in the TRS Agreement. CSLLF received from Bank of America a periodic payment on set dates that was based upon any coupons, both earned and accrued, generated by the loans underlying the TRS, subject to limitations described in the TRS Agreement as well as any fees associated with the loans included in the portfolio. CSLLF paid to Bank of America interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.25% per annum; the LIBOR option paid by CSLLF was determined on an asset by asset basis such that the tenor of the LIBOR option (1 month, 3 month, etc.) matched the tenor of the underlying reference asset. In addition, upon the termination of any loan subject to the TRS or any repayment of the underlying reference asset, CSLLF either received from Bank of America the appreciation in the value of such loan, or paid to Bank of America any depreciation in the value of such loan.

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

CSLLF was required to initially cash collateralize a specified percentage of each loan (generally 20% to 35% of the market value of senior secured loans) included under the TRS in accordance with margin requirements described in the TRS Agreement. As of December 31, 2016, CSLLF had posted $0.0 million in collateral to Bank of America in relation to the TRS which was recorded on CSLLF’s statements of assets and liabilities as cash held as collateral on total return swap. The cash collateral represented CSLLF’s maximum credit exposure as of December 31, 2016.

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

Transactions in TRS contracts during the three and nine months ended September 30, 2016 resulted in $1.4 million and $2.8 million, respectively, in realized gains and $0.8 million and $2.4 million, respectively, in unrealized appreciation, which was recorded on CSLLF’s statements of operations below.

The following represents the volume of the CSLLF’s derivative transactions during the three and nine months ended September 30, 2016 (dollars in thousands):

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Average notional par amount of contract	$68,935	$74,674

Below is certain summarized financial information for CSLLF as of December 31, 2016 and for the three and nine months ended September 30, 2016 (dollars in thousands):

Selected Statements of Assets and Liabilities:

As of December 31, 2016
ASSETS
Receivable due on Total Return Swap	$82
Total assets	$82

LIABILITIES
Distribution payable	$82
Total liabilities	$82

NET ASSETS
Total net assets	$—
Total liabilities and net assets	$82

Selected Statements of Operation (unaudited):

	For the Three Months	For the Nine Months
	Ended	Ended
	September 30, 2016	September 30, 2016

Administrative and legal expenses	$(15)	$(131)
Net operating loss	$(15)	$(131)
Net realized gain on Total Return Swap	$1,374	$2,810
Net unrealized appreciation on Total Return Swap	775	2,380
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$2,134	$5,059

Results of Operations

Operating results for the three and nine months ended September 30, 2017 and 2016 were as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Total investment income	$12,312	$17,357	$39,489	$51,798
Total expenses, net of incentive fee waivers	7,902	9,916	28,185	29,505
Net investment income	4,410	7,441	11,304	22,293
Net realized gain (loss) from investments	(10,283)	(17,030)	(749)	(24,897)
Net unrealized appreciation (depreciation) on investments	3,187	8,474	(11,471)	4,557
Net unrealized depreciation on written call option	(407)	(898)	(2,819)	(898)
Change in provision for deferred taxes on unrealized appreciation on investments	(2,660)	—	(2,660)	—
Net increase (decrease) in net assets resulting from operations	$(5,753)	$(2,013)	$(6,395)	$1,055

Investment income

The composition of our investment income for the three and nine months ended September 30, 2017 and 2016 was as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest income	$9,514	$14,654	$31,288	$43,002
Fee income	247	561	1,243	2,303
Payment-in-kind interest and dividend income	1,880	1,518	5,638	3,966
Dividend income	580	574	1,110	2,427
Other income	48	42	125	85
Interest from cash and cash equivalents	43	8	85	15
Total investment income	$12,312	$17,357	$39,489	$51,798

The income reported as interest income and PIK interest and dividend income is generally based on the stated rates as disclosed in our consolidated schedule of investments. Accretion of discounts paid for purchased loans are included in interest income as an adjustment to yield. As a general rule, our interest income and PIK interest and dividend income are recurring in nature.

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

For the three months ended September 30, 2017, total investment income decreased by $5.0 million, or 29.1%, compared to the three months ended September 30, 2016. The period over period decline was driven primarily by a $5.1 million decline in interest income due to less average investments outstanding and an increase in non-accrual investments. For the three months ended September 30, 2017, PIK income increased by $0.4 million compared to the three months ended September 30, 2016, primarily due to investment restructurings that provided for an increase in the PIK rate being charged. For the three months ended September 30, 2017, we generated $0.2 million in origination fees from new deployments and $45 thousand in non-origination fees. Comparatively, for the three months ended September 30, 2016, we generated no origination fees from new deployments and $0.6 million in non-origination fees.

For the nine months ended September 30, 2017, total investment income decreased by $12.3 million, or 23.8%, compared to the nine months ended September 30, 2016. The period over period decline was driven primarily by a $11.7 million decline in interest income due to less average debt investments outstanding and an increase in non-accrual investments. For the nine months ended September 30, 2017, PIK income increased by $1.7 million compared to the nine months ended September 30, 2016, primarily due to investment restructurings that provided for an increase to the PIK rate being charged. For the nine months ended September 30, 2017, we generated $0.6 million in origination fees from new deployments and $0.6 million in non-origination fees. Comparatively, for the nine months ended September 30, 2016, we generated $0.7 million in origination fees from new deployments and $1.6 million in non-origination fees. Dividend income decreased from $2.4 million for the nine months ended September 30, 2016, to $1.1 million for the nine months ended September 30, 2017. The decrease in dividend income was driven primarily by the wind-down of CSLLF, which did not pay a dividend for the nine months ended September 30, 2017, but paid a dividend of $1.6 million for the nine months ended September 30, 2016.

Operating expenses

The composition of our expenses for the three and nine months ended September 30, 2017 and September 30, 2016 was as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest and financing expenses	$4,585	$4,938	$14,726	$14,990
Loss on extinguishment of debt	—	—	2,732	—
Base management fee	2,417	2,619	7,436	8,049
Incentive fees, net of incentive fee waiver	—	1,470	350	3,482
General and administrative expenses	900	889	2,941	2,984
Total expenses, net of incentive fee waiver	$7,902	$9,916	$28,185	$29,505

For the three months ended September 30, 2017, operating expenses decreased $2.0 million, or 20.3%, compared to the three months ended September 30, 2016. For the three months ended September 30, 2017, interest and financing expenses decreased $0.4 million compared to the three months ended September 30, 2016, due primarily to lower Credit Facility utilization during the period. Management fees declined by $0.2 million, from $2.6 million for the three months ended September 30, 2016 to $2.4 million for the three months ended September 30, 2017, due to lower average assets under management. Incentive fees, net of incentive fee waiver, declined by $1.5 million, from $1.5 million for the three months ended September 30, 2016 to $0.0 for the three months ended September 30, 2017, due to lower pre-incentive fee net investment income.

For the nine months ended September 30, 2017, operating expenses decreased $1.3 million, or 4.5%, compared to the nine months ended September 30, 2016. For the nine months ended September 30, 2017, we recognized a $2.7 million loss on extinguishment of debt related to repayment of the 2021 Notes. The increase in expenses related to the loss on extinguishment of debt was offset by (i) a decline in management fees, from $8.0 million for the nine months ended September 30, 2016 to $7.4 million for the nine months ended September 30, 2017, due to lower average assets under management and (ii) a decline in net incentive fees, net of incentive fee waiver from $3.5 million for the nine months ended September 30, 2016 to $0.4 million for the nine months ended September 30, 2017, due to lower pre-incentive fee net investment income, and (iii) a decline in interest and financing expense, from $15.0 million for the nine months ended September 30, 2016 to $14.7 million for the nine months ended September 30, 2017, due to a lower average debt balance outstanding during the period.

Net realized gains (losses) on sales of investments

During the three and nine months ended September 30, 2017, we recognized $(10.3) million and $(0.7) million, respectively, of net realized losses on our portfolio investments. During the three and nine months ended September 30, 2016, we recognized $(17.0) million and $(24.9) million, respectively, of net realized losses on our portfolio investments.

Net unrealized appreciation (depreciation) on investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended September 30, 2017 we had $3.2 million of net unrealized appreciation on investments. For the nine months ended September 30, 2017 we had $(11.5) million of net unrealized depreciation on investments. For the three months ended September 30, 2016 we had $8.5 million of net unrealized appreciation on investments. For the nine months ended September 30, 2016 we had $4.6 million of net unrealized appreciation on investments.

Change in provision for deferred taxes on unrealized appreciation on investments

Change in provision for deferred taxes on unrealized appreciation on investments reflects the deferred tax effect of the net change in unrealized appreciation of investments held in our Taxable Subsidiaries. For the three and nine months ended September 30, 2017, we had a change in provision for deferred taxes on unrealized appreciation on investments of $(2.7) million. For the three and nine months ended September 30, 2016, we had no change in provision for deferred taxes on unrealized appreciation on investments.

Net unrealized appreciation (depreciation) on Written Call Option

For the three and nine months ended September 30, 2017, we had net unrealized depreciation on the Written Call Option of $(0.4) million and $(2.8) million, respectively. For the three and nine months ended September 30, 2016 we had net unrealized depreciation on the Written Call Option of $(0.9) million. As previously noted, unrealized appreciation (depreciation) on the Written Call Option is based on the change in fair value of the underlying equity investment in Eastport Holdings, LLC, less the strike price of the Written Call Option.

Changes in net assets resulting from operations

For the three and nine months ended September 30, 2017, we recorded a net decrease in net assets resulting from operations of $(5.8) million and $(6.4) million, respectively. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2017, our per share net decrease in net assets resulting from operations was $(0.36) and $(0.40), respectively. For the three and nine months ended September 30, 2016, we recorded a net increase (decrease) in net assets resulting from operations of $(2.0) million and $1.1 million, respectively. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2016, our per share net increase in net assets resulting from operations was $(0.13) and $0.07, respectively.

Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in six portfolio companies that are considered significant subsidiaries under the guidance in Regulation S-X, but are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each such portfolio company, along with summarized financial information as of September 30, 2017 and December 31, 2016, and for the nine months ended September 30, 2017 and September 30, 2016, respectively.

CableOrganizer Acquisition, LLC

CableOrganizer Acquisition, LLC, a Delaware limited liability company that began operations on April 23, 2013, is a leading online provider of cable and wire management products. The income the Company generated from CableOrganizer Acquisition, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $1.3 million and $1.4 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Eastport Holdings, LLC

Eastport Holdings, LLC, an Ohio limited liability company organized on November 1, 2011, is a holding company consisting of marketing and advertising companies located across the U.S. The income the Company generated from Eastport Holdings, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $7.9 million and $11.0 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Kelle’s Transport Service, LLC

Kelle’s Transport Service, LLC, a Delaware limited liability company organized on March 28, 2014, provides temperature sensitive transportation services throughout North America. The loss the Company generated from Kelle’s Transport Service, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $(3.7) million and $(1.2) million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Navis Holdings, Inc.

Navis Holdings, Inc., incorporated in Delaware on December 21, 2010, designs and manufactures leading machinery for the global knit and woven finishing textile industries. The income the Company generated from Navis Holdings, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation) was $0.8 million and $2.1 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

On-Site Fuel Services, Inc.

On-Site Fuel Services, Inc. is a 100% owned subsidiary of On-Site Fuel Holdings, Inc., which was incorporated in Delaware on December 19, 2011. On-Site Fuel Services, Inc. provides fueling services for commercial and government vehicle fleets throughout the southeast U.S. The income the Company generated from On-Site Fuel Service, Inc., which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $0.1 million and $1.9 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Micro Precision, LLC

Micro Precision, LLC, formed on August 5, 2011 as a Delaware limited liability company, is a prime contractor supplying critical parts and mechanical assemblies to the United States Department of Defense as well as designer and manufacturer of locomotive air horns. The income (loss) the Company generated from Micro Precision, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $(0.2) million and $0.7 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

The summarized unaudited financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):

	As of
Balance Sheet – CableOrganizer Acquisition, LLC	September 30, 2017	December 31, 2016
Current assets	$8,859	$5,589
Noncurrent assets	9,714	9,872
Total assets	$18,573	$15,461

Current liabilities	$8,365	$4,219
Noncurrent liabilities	12,247	11,882
Total liabilities	$20,612	$16,101

Total deficit	$(2,039)	$(640)

	For the nine months ended
Statements of Operations – CableOrganizer Acquisition, LLC	September 30, 2017	September 30, 2016
Net sales	$21,926	$17,440
Cost of goods sold	15,558	11,703
Gross profit	$6,368	$5,737

Other expenses	$7,767	$6,877
Loss before income taxes	(1,399)	(1,140)
Income tax benefit	—	—
Net loss	$(1,399)	$(1,140)

	As of
Balance Sheet – Eastport Holdings, LLC	September 30, 2017	December 31, 2016
Current assets	$93,749	$96,175
Noncurrent assets	150,772	145,802
Total assets	$244,521	$241,977

Current liabilities	$153,294	$157,622
Noncurrent liabilities	44,558	41,355
Total liabilities	$197,852	$198,977

Total equity	$46,669	$43,000

	For the nine months ended
Statements of Operations – Eastport Holdings, LLC	September 30, 2017	September 30, 2016
Net sales	$415,289	$388,036
Cost of goods sold	308,434	305,926
Gross profit	$106,855	$82,110

Other expenses	$102,116	$76,195
Income before income taxes	4,739	5,915
Income tax provision	650	1,596
Net income	$4,089	$4,319

	As of
Balance Sheet – Kelle’s Transport Services, LLC	September 30, 2017	December 31, 2016
Current assets	$8,863	$8,415
Noncurrent assets	12,379	13,374
Total assets	$21,242	$21,789

Current liabilities	$12,073	$4,664
Noncurrent liabilities	17,487	14,962
Total liabilities	$29,560	$19,626

Total equity(deficit)	$(8,318)	$2,163

	For the nine months ended
Statements of Operations – Kelle’s Transport Services, LLC	September 30, 2017	September 30, 2016
Net sales	$38,594	$49,095
Cost of goods sold	37,879	41,198
Gross profit	$715	$7,897

Other expenses	$10,906	$9,219
Loss before income taxes	(10,191)	(1,322)
Income tax provision	—	43
Net loss	$(10,191)	$(1,365)

	As of
	September 30,	December 31,
Balance Sheets - Navis Holdings, Inc.	2017	2016
Current assets	$4,967	$4,655
Noncurrent assets	3,131	3,446
Total assets	$8,098	$8,101

Current liabilities	$2,473	$2,448
Noncurrent liabilities	7,006	6,719
Total liabilities	$9,479	$9,167

Total deficit	$(1,381)	$(1,066)

	For the nine months ended
	September 30,	September 30,
Statement of Operations - Navis Holdings, Inc.	2017	2016
Net sales	$9,990	$13,866
Cost of goods sold	6,251	8,585
Gross profit	$3,739	$5,281

Other expenses	$3,389	$3,666
Income before income taxes	350	1,615
Income tax provision	140	633
Net income	$210	$982

	As of
	September 30,	December 31,
Balance Sheets - On-Site Fuel Services, Inc.	2017	2016
Current assets	$22,400	$13,079
Noncurrent assets	22,930	16,283
Total assets	$45,330	$29,362

Current liabilities	$21,157	$35,244
Noncurrent liabilities	34,215	1,127
Total liabilities	$55,372	$36,371

Total deficit	$(10,042)	$(7,009)

	For the nine months ended
	September 30,	September 30,
Statement of Operations - On-Site Fuel Services, Inc.	2017	2016
Net sales	$113,822	$78,408
Cost of goods sold	93,013	62,522
Gross profit	$20,809	$15,886

Other expenses	$23,843	$18,785
Loss before income taxes	(3,034)	(2,899)
Income tax provision	-	-
Net loss	$(3,034)	$(2,899)

	As of
	September 30,	December 31,
Balance Sheets - Micro Precision, LLC	2017	2016
Current assets	$6,312	$10,580
Noncurrent assets	19,808	15,562
Total assets	$26,120	$26,142

Current liabilities	$7,253	$8,680
Noncurrent liabilities	13,951	16,137
Total liabilities	$21,204	$24,817

Total equity	$4,916	$1,325

	For the nine months ended
	September 30,	September 30,
Statement of Operations - Micro Precision, LLC	2017	2016
Net sales	$12,289	$13,294
Cost of goods sold	7,522	8,659
Gross profit	$4,767	$4,635

Other expenses	$4,509	$5,101
Income/(loss) before income taxes	258	(466)
Income tax provision	-	-
Net income/(loss)	$258	$(466)

Financial Condition, Liquidity and Capital Resources

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our shareholders, and repay indebtedness.

On September 30, 2013, we issued 4,000,000 shares at $20.00 per share in our IPO, yielding net proceeds of $74.25 million.

On October 17, 2014, we entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. On June 16, 2017, we entered into an amendment to our Credit Facility with ING Capital, LLC (the “Amendment”). Pursuant to the Amendment, the Credit Facility currently provides for borrowings up to $114.5 million and may be increased up to $200.0 million pursuant to its “accordion” feature. The Credit Facility matures on June 16, 2021. As of September 30, 2017, we had $0.0 outstanding and $114.5 million available under the Credit Facility.

On April 13, 2015, we completed an underwritten offering of 3,500,000 shares of our common stock at a public offering price of $18.32 per share. The total proceeds received in the offering net of underwriting discounts and offering costs were approximately $61.7 million.

On May 16, 2017, we issued $70.0 million in aggregate principal amount of 6.0% fixed-rate notes due May 31, 2022 (the “2022 Notes”). On May 25, 2017, we issued an additional $5.0 million in aggregate principal amount of the 2022 Notes pursuant to a partial exercise of the underwriters’ overallotment option. The 2022 Notes will mature on May 31, 2022, and may be redeemed in whole or in part at any time or from time to time at our option on or after May 31, 2019 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest is payable quarterly beginning August 31, 2017. The 2022 Notes are listed on the NASDAQ Global Select Market under the trading symbol “CPTAL” with a par value $25.00 per share.

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

As of September 30, 2017, Fund II had $26.2 million in regulatory capital and $20.7 million in SBA-guaranteed debentures outstanding and Fund III had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding. In addition to our existing SBA-guaranteed debentures, we may, if permitted by regulation, seek to issue additional SBA-guaranteed debentures as well as other forms of leverage and borrow funds to make investments. On June 10, 2014, we received an exemptive order from the SEC exempting us, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. We intend to comply with the conditions of the order.

As of September 30, 2017, we had $52.3 million in cash and cash equivalents, and our net assets totaled $226.3 million.

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

A summary of our significant contractual payment obligations as of September 30, 2017 are as follows (dollars in thousands):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
SBA Debentures	$—	$24,000	$121,700	$25,000	$170,700
2022 Notes	—	—	75,000	—	75,000
2022 Convertible Notes	—	—	52,088	—	52,088
Credit Facility	—	—	—	—	—
Total Contractual Obligations	$—	$24,000	$248,788	$25,000	$297,788

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

The following tables summarize our distributions declared from January 2, 2015 to September 30, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
January 3, 2017	January 20, 2017	January 30, 2017	$0.13
January 3, 2017	February 20, 2017	February 27, 2017	0.13
January 3, 2017	March 23, 2017	March 30, 2017	0.13
April 3, 2017	April 19, 2017	April 27, 2017	0.13
April 3, 2017	May 23, 2017	May 29, 2017	0.13
April 3, 2017	June 24, 2017	June 29, 2017	0.13
July 3, 2017	July 21, 2017	July 28, 2017	0.13
July 3, 2017	August 23, 2017	August 30, 2017	0.13
July 3, 2017	September 20, 2017	September 28, 2017	0.13
Total Distributions Declared and Distributed			$1.17

Date Declared	Record Date	Payment Date	Amount Per Share
January 4, 2016	January 22, 2016	January 28, 2016	$0.1567
January 4, 2016	February 19, 2016	February 26, 2016	0.1567
January 4, 2016	March 22, 2016	March 30, 2016	0.1567
April 1, 2016	April 22, 2016	April 28, 2016	0.1567
April 1, 2016	May 23, 2016	May 30, 2016	0.1567
April 1, 2016	June 21, 2016	June 29, 2016	0.1567
July 1, 2016	July 22, 2016	July 29, 2016	0.1567
July 1, 2016	August 22, 2016	August 30, 2016	0.1567
July 1, 2016	September 22, 2016	September 29, 2016	0.1567
September 22, 2016	October 21, 2016	October 28, 2016	0.1300
September 22, 2016	November 21, 2016	November 29, 2016	0.1300
September 22, 2016	December 21, 2016	December 29, 2016	0.1300
Total Distributions Declared and Distributed			$1.80

Date Declared	Record Date	Payment Date	Amount Per Share
January 2, 2015	January 22, 2015	January 29, 2015	$0.1567
January 2, 2015	February 20, 2015	February 26, 2015	0.1567
January 2, 2015	March 23, 2015	March 30, 2015	0.1567
February 26, 2015	March 23, 2015 (1)	March 30, 2015	0.0500
February 26, 2015	April 23, 2015 (1)	April 29, 2015	0.0500
February 26, 2015	May 21, 2015 (1)	May 28, 2015	0.0500
February 26, 2015	June 22, 2015 (1)	June 29, 2015	0.0500
February 26, 2015	July 23, 2015 (1)	July 30, 2015	0.0500
February 26, 2015	August 21, 2015 (1)	August 28, 2015	0.0500
February 26, 2015	September 23, 2015 (1)	September 29, 2015	0.0500
February 26, 2015	October 23, 2015 (1)	October 29, 2015	0.0500
February 26, 2015	November 20, 2015 (1)	November 27, 2015	0.0500
February 26, 2015	December 22, 2015 (1)	December 30, 2015	0.0500
April 1, 2015	April 23, 2015	April 29, 2015	0.1567
April 1, 2015	May 21, 2015	May 28, 2015	0.1567
April 1, 2015	June 22, 2015	June 29, 2015	0.1567
July 1, 2015	July 23, 2015	July 30, 2015	0.1567
July 1, 2015	August 21, 2015	August 28, 2015	0.1567
July 1, 2015	September 23, 2015	September 29, 2015	0.1567
October 1, 2015	October 23, 2015	October 29, 2015	0.1567
October 1, 2015	November 20, 2015	November 27, 2015	0.1567
October 1, 2015	December 22, 2015	December 30, 2015	0.1567
Total Distributions Declared and Distributed			$2.38

(1)	On February 26, 2015, the Company’s Board declared a special distribution of $0.50 per share of the Company’s common stock, which was paid monthly over the remainder of 2015.

Related Parties

We have entered into the Investment Advisory Agreement with the Investment Advisor. Joseph B. Alala, our chief executive officer and chairman of our Board, is the managing partner and chief investment officer of the Investment Advisor, and M. Hunt Broyhill, a member of our Board, has an indirect controlling interest in the Investment Advisor.

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

On September 10, 2015, we, Fund II, Fund III, Fund V, and the Investment Advisor filed an application for exemptive relief with the SEC to permit an investment fund and one or more other affiliated investment funds, including future affiliated investment funds, to participate in the same investment opportunities through a proposed co-investment program where such participation would otherwise be prohibited under the 1940 Act. On June 1, 2016, the SEC issued an order (the “Order”) permitting this relief. Pursuant to the Order, we are permitted to co-invest in such investment opportunities with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

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

Off-balance sheet arrangements

As of September 30, 2017, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $4.0 million (CIS Secure Computing, Inc.), $2.0 million (Portrait Innovations, Inc.), $1.5 million (Kelle’s Transport Service, LLC), and $1.0 million (US Well Services, LLC). As of December 31, 2016, the Company had outstanding unfunded commitments related to debt investments in an existing portfolio company of $1.2 million (On-Site Fuel Services, Inc.).

In addition to unfunded commitments related to debt investments, the Company also has extended a guaranty on behalf of one of our portfolio companies, whereby we have guaranteed $1.5 million of obligations of Kelle’s Transport Service, LLC. As of September 30, 2017 we have not been required to make payments on this or any previous guaranties, and we consider the credit risks to be remote and the fair value of this guaranty to be immaterial.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

Distributions

On October 2, 2017 our Board declared the following distributions:

Date Declared	Record Date	Payment Date	Distributions per Share
October 2, 2017	October 23, 2017	October 30, 2017	$0.0833
October 2, 2017	November 21, 2017	November 29, 2017	$0.0833
October 2, 2017	December 20, 2017	December 28, 2017	$0.0833

Portfolio Activity

On October 31, 2017, the Company funded $2.0 million of its unfunded commitment to CIS Secure Computing, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the nine months ended September 30, 2017, we did not engage in hedging activities.

As of September 30, 2017, we held 17 securities bearing a variable rate of interest. Our variable rate investments represent approximately 41.8% of the fair value of total debt investments. As of September 30, 2017, 10.2% of variable rate securities were yielding interest at a rate equal to the established interest rate floor or interest rate ceiling and 89.8% of variable rate securities were yielding interest at a rate above its existing floor or were not subject to an interest rate floor. As of September 30, 2017, we had $0.0 million outstanding on our Credit Facility, which has a variable rate of interest at one month LIBOR + 3.0%. As of September 30, 2017, all of our other interest paying liabilities, consisting of $170.7 million in SBA-guaranteed debentures, $75.0 million in 2022 Notes, and $52.1 million in 2022 Convertible Notes, were bearing interest at a fixed rate.

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

Based on our September 30, 2017 consolidated statements of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$4,314	$—	$4,314
Up 200 basis points	$2,858	$—	$2,858
Up 100 basis points	$1,401	$—	$1,401
Down 100 basis points	$(651)	$—	$(651)
Down 200 basis points	$(651)	$—	$(651)
Down 300 basis points	$(651)	$—	$(651)

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the nine months ended September 30, 2017, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2017, we issued 28,136 shares of common stock under our DRIP. The issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our DRIP during the quarter ended September 30, 2017 was approximately $0.3 million. Other than the shares issued under our DRIP during the quarter ended September 30, 2017, we did not sell any unregistered equity securities.

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

Date: November 6, 2017	By	/s/ Joseph B. Alala III
Joseph B. Alala III
Chief Executive Officer
(Principal Executive Officer)
Capitala Finance Corp.

Date: November 6, 2017	By	/s/ Stephen A. Arnall
Stephen A. Arnall
Chief Financial Officer
(Principal Financial and Accounting Officer)
Capitala Finance Corp.

