Form 10-K
period 2017-12-31
Capitala Finance Corp.
filed 2018-02-27
CIK 1571329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2017

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive office, telephone number and state or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number
814-01022	Capitala Finance Corp. 4201 Congress St., Suite 360 Charlotte, North Carolina, 28209 Telephone: (704) 376-5502 State of Incorporation: Maryland	90-0945675

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share 5.75% Convertible Notes due 2022 6.00% Notes due 2022	The NASDAQ Global Select Market The NASDAQ Global Select Market The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

Yes ☐	No ☒

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

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $189.6 million based on the number of shares held by non-affiliates of the registrant as of June 30, 2017, which was the last business day of the registrant’s most recently completed second fiscal quarter. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

The number of shares of Capitala Finance Corp.’s common stock, $0.01 par value, outstanding as of February 26, 2018 was 15,958,511

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

ITEM 1. BUSINESS

FORMATION OF OUR COMPANY

We are an externally managed non-diversified closed-end management investment company incorporated in Maryland that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and as such, are subject to reduced public company reporting requirements. We commenced operations on May 24, 2013 and completed our initial public offering (“IPO”) on September 30, 2013. We are managed by Capitala Investment Advisors, LLC (the “Investment Advisor”), an investment adviser that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisors Act”), and Capitala Advisors Corp. (the “Administrator”) provides the administrative services necessary for us to operate. For U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through our subsidiaries that are licensed by the U.S. Small Business Administration (“SBA”) under the Small Business Investment Company (“SBIC”) Act, we offer customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. We invest in first lien loans, second lien loans and subordinated loans, and, to a lesser extent, equity securities issued by lower middle-market companies and traditional middle-market companies.

We were formed for the purpose of: (i) acquiring, through a series of transactions, an investment portfolio from the following entities: CapitalSouth Partners Fund I Limited Partnership (“Fund I”); CapitalSouth Partners Fund II Limited Partnership (“Fund II”); CapitalSouth Partners Fund III, L.P. (“Fund III Parent”); CapitalSouth Partners SBIC Fund III, L.P. (“Fund III”) and CapitalSouth Partners Florida Sidecar Fund I, L.P. (“Florida Sidecar” and, collectively with Fund I, Fund II, Fund III and Fund III Parent, the “Legacy Funds”); (ii) raising capital in the IPO and (iii) continuing and expanding the business of the Legacy Funds by making additional debt and equity investments in lower middle-market and traditional middle-market companies.

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

During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to Capitala Finance Corp. and was legally dissolved as a standalone partnership.

The Company has formed and expects to continue to form certain consolidated taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for income tax purposes. These Taxable Subsidiaries allow the Company to make equity investments in companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

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

We typically will not limit the size of our loan commitments to a specific percentage of a borrower’s assets that serve as collateral for our loan, although we attempt to protect against risk of loss on our debt investments by structuring, underwriting and pricing loans based on anticipated cash flows of our borrowers. As of December 31, 2017, our Investment Advisor underwrote investments in 126 lower middle-market and traditional middle-market companies totaling more than $1.2 billion of invested capital since 2000, and we believe that a continuation of this strategy allows us to make structured investments with more attractive pricing and greater opportunities for meaningful equity participation than traditional asset-based, senior secured loans. Further, we believe that we benefit from our Investment Advisor’s long-standing relationships with many private equity fund sponsors, whose participation in portfolio companies, we believe, makes repayment from refinancing, asset sales and/or sales of the borrowers themselves more likely than a strategy whereby we consider investments only in founder-owned or non-sponsored borrowers.

OUR INVESTMENT ADVISOR

We are managed by the Investment Advisor, whose investment team members have significant and diverse experience financing, advising, operating and investing in lower middle-market and middle-market companies. Moreover, our Investment Advisor’s investment team has refined its investment strategy by sourcing, reviewing, acquiring and monitoring 126 portfolio companies totaling more than $1.2 billion of invested capital from 2000 through December 31, 2017. The Investment Advisor’s investment team also manages CapitalSouth Partners SBIC Fund IV, L.P. (“Fund IV”), a private investment limited partnership providing financing solutions to smaller and lower middle-market companies. Fund IV had its first closing in March 2013 and obtained SBA approval for its SBIC license in April 2013. In addition to Fund IV, affiliates of the Investment Advisor may manage several affiliated funds whereby institutional limited partners in Fund IV have the opportunity to co-invest with Fund IV in portfolio investments. An affiliate of the Investment Advisor also manages Capitala Private Credit Fund V, L.P. (“Fund V”), a private investment limited partnership providing financing solutions to the lower middle-market and traditional middle-market. The Investment Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. To the extent permitted by the 1940 Act and interpretation of the staff of the U.S. Securities and Exchange Commission (the “SEC”), the Investment Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Advisor or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Advisor’s allocation procedures. We do not expect to make co-investments, or otherwise compete for investment opportunities, with Fund IV because its focus and investment strategy differs from our own. However, we do expect to make, and have made, co-investments with Fund V given its similar investment strategy.

On September 10, 2015, we, Fund II, Fund III, Fund V, and the Investment Advisor filed an application for exemptive relief with the SEC to permit an investment fund and one or more affiliated investment funds, including future affiliated investment funds, to participate in the same investment opportunities through a proposed co-investment program where such participation would otherwise be prohibited under the 1940 Act. On June 1, 2016, the SEC issued an order permitting this relief. On June 1, 2016, the SEC issued an exemptive order (the “Order”), which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Advisor or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Order. Pursuant to the Order, the Company is permitted to co-invest with its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company’s stockholders and is consistent with its then-current objectives and strategies.

Our Investment Advisor is led by Joseph B. Alala, III, our chief executive officer, chairman of our Board of Directors (the “Board”), and the managing partner and chief investment officer of our Investment Advisor, M. Hunt Broyhill, a member of the Board and a partner of our Investment Advisor, Stephen A. Arnall, our chief financial officer, and John F. McGlinn, our chief operating officer, secretary and treasurer, and a director of our Investment Advisor. Messrs. Alala, Broyhill and McGlinn serve as our Investment Advisor’s investment committee. They are assisted by Christopher B. Norton, Peter Sherman, Michael S. Marr, Richard Wheelahan, Adam Richeson, Randall Fontes, Eric Althofer, and Davis Hutchens, who each serve as directors of our Investment Advisor, as well as eleven other investment professionals.

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

•	Established Companies With Positive Cash Flow. We seek to invest in established companies with a history of generating revenues and positive cash flows. We intend to focus on companies with a history of profitability and minimum trailing twelve month EBITDA of between $4.5 million and $30 million. We do not intend to invest in start-up companies, distressed or “turn-around” situations or companies with business plans that we do not understand.
•	Experienced Management Teams with Meaningful Investment. We seek to invest in companies in which senior or key managers have significant company or industry-level experience and have significant equity ownership. It has been our experience that these management teams are more committed to the company’s success and more likely to manage the company in a manner that protects our debt and equity investments.
•	Significant Invested Capital. We believe that the existence of an appropriate amount of equity beneath our debt capital provides valuable support for our investment. In addition, the degree to which the particular investment is a meaningful one for the portfolio company’s financial sponsor, and the financial sponsor’s ability and willingness to invest additional equity capital as and to the extent necessary, are also important considerations.
•	Appropriate Capital Structures. We seek to invest in companies that are appropriately capitalized. First, we examine the amount of equity that is being invested by the company’s private equity sponsor to determine whether there is a sufficient capital cushion beneath our invested capital. We also analyze the amount of leverage and the characteristics of senior debt with lien priority over our investment.
•	Strong Competitive Position. We intend to invest in companies that have developed strong, defensible product or service offerings within their respective market segments. These companies should be well positioned to capitalize on organic and strategic growth opportunities, and should compete in industries with strong fundamentals and meaningful barriers to entry. We further analyze prospective portfolio investments in order to identify competitive advantages within their respective industries, which may result in superior operating margins or industry-leading growth.
•	Customer and Supplier Diversification. We expect to invest in companies with sufficiently diverse customer and supplier bases. We believe these companies will be better able to endure industry consolidation, economic contraction and increased competition than those that are not sufficiently diversified. However, we also recognize that from time to time, an attractive investment opportunity with some concentration among its customer base or supply chain will present itself. We believe that concentration issues can be evaluated and, in some instances (whether due to supplier or customer product or platform diversification, the existence and quality of long-term agreements with such customers or suppliers or other select factors), mitigated, thus presenting a superior risk-adjusted pricing scenario.

Debt Investments

The Investment Advisor’s investment team tailors the terms of each debt investment to the facts and circumstances of the transaction, the needs of the prospective portfolio company and, as applicable, its financial sponsor, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. As of December 31, 2017, 64.5% of our debt investments were secured by a first lien on the assets of the portfolio company, and 35.5% of our debt investments were secured by a second lien on the assets of the portfolio company. We expect our primary source of return to be the monthly cash interest we will collect on our debt investments. We also typically seek board observation rights with each portfolio company and we offer (and have historically provided) managerial and strategic assistance to these companies. We seek to further protect invested principal by negotiating appropriate affirmative, negative and financial covenants in our debt documents that are conservative enough to represent a prudent cushion at closing or to budgeted projections, but that are flexible enough to afford our portfolio companies and their financial sponsors sufficient latitude to allow them to grow their businesses. Typical covenants include default triggers and remedies (including penalties), lien protection, leverage and fixed charge coverage ratios, change of control provisions and put rights. Most of our loans feature call protection to enhance our total return on debt investments that are repaid prior to maturity.

Most of our debt investments are structured as first lien loans, and as of December 31, 2017, 64.5% of the fair value of our debt investments consisted of such investments. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans or delayed draw facilities. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt in one debt security, bifurcating the loan into a first-out tranche and last-out tranche. As of December 31, 2017, 13.7% of our first lien loans consisted of last-out loans. We believe that unitranche debt can be attractive for many lower middle-market and traditional middle-market businesses, given the reduced structural complexity, single lender interface and elimination of intercreditor or potential agency conflicts among lenders.

We may also invest in debt instruments structured as second lien loans. On a fair market value basis, 8.2% of our debt investments consisted of second lien loans as of December 31, 2017. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and which are not subject to the blockage of cash interest payments to us at the first lien lender’s discretion.

In addition to first and second lien loans, we may also invest in subordinated loans. On a fair market value basis, 27.3% of our debt investments consisted of subordinated loans as of December 31, 2017. Subordinated loans typically have a second lien on all or substantially all of the borrower’s assets, and unlike second lien loans, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender. Our subordinated loans are typically issued with five year terms.

Some of our debt investments have payment-in-kind (“PIK”) interest, which is a form of interest that is not paid currently in cash, but is accrued and added to the loan balance until paid at the end of the term. While we generally seek to minimize the percentage of our fixed return that is in the form of PIK interest, we sometimes receive PIK interest due to prevailing market conditions that do not support the overall blended interest yield on our debt investments being paid in all-cash interest. As of December 31, 2017, our weighted average PIK yield, exclusive of the impact on non-accrual debt investments, is 1.5%. As of December 31, 2017, the weighted average annualized cash yield on our debt portfolio was 11.3%, exclusive of the impact of non-accrual debt investments. In addition to yield in the form of current cash and PIK interest, some of our debt investments include an equity component, such as a warrant to purchase a common equity interest in the borrower for a nominal price.

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

INVESTMENT PROCESS

Our Investment Advisor’s investment team is led by its investment committee and is responsible for all aspects of our investment process. The current members of the investment committee are Joseph B. Alala, III, our chief executive officer, chairman of our Board and the managing partner and chief investment officer of our Investment Advisor, M. Hunt Broyhill, a partner of our Investment Advisor, and John F. McGlinn, our chief operating officer, secretary and treasurer, and a director of our Investment Advisor. Peter Sherman serves as chief risk officer and a director of our Investment Advisor. Richard Wheelahan, our chief compliance officer and general counsel, Christopher B. Norton, Michael S. Marr, Randall Fontes, Adam Richeson, Eric Althofer, and Davis Hutchens, serve as directors of our Investment Advisor, and Casey Swercheck, Danny Speake, Christian MacCarron, and Jack Vander Leeuw each serve as vice presidents of our Investment Advisor. While the investment strategy involves a team approach, whereby potential transactions are screened by various members of the investment team, Mr. Alala and one other member of the investment committee of the Investment Advisor must approve investments in order for them to proceed. Messrs. Alala and McGlinn meet weekly and, together with Mr. Broyhill, on an as needed basis, depending on the nature and volume of investment opportunities. The Investment Advisor’s investment committee has worked together for over fifteen years. The stages of our investment selection process are as follows:

Deal Generation/Origination

Deal generation and origination is maximized through long-standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, service providers (such as lawyers and accountants), as well as current and former clients, portfolio companies and investors. Our Investment Advisor’s investment team supplements these lead generators by also utilizing broader marketing efforts, such as attendance at prospective borrower industry conventions, an active calling effort to investment banking boutiques, private equity firms and independent sponsors that are also investing in high quality lower middle-market and traditional middle-market companies, and, most importantly, based on our Investment Advisor’s track record as a responsive, flexible, value-add lender and co-investor, as demonstrated by 126 investments in lower middle-market and traditional middle-market businesses and equity co-investments with reputed private equity firms since 2000. We believe we have developed a reputation as a knowledgeable and reliable source of capital, providing value-added industry advice and financing assistance to borrowers’ businesses and in executing financial sponsors’ growth strategies. Furthermore, with offices throughout the United States, we have the ability to cover a large geographical area and to market to unique groups from each office. Specifically, our Charlotte, Raleigh, Fort Lauderdale, Atlanta, and Los Angeles offices cover significant territory that is traditionally underserved, allowing us to source a high volume of direct deal flow.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2017 and December 31, 2016 (dollars in thousands):

Investment Rating	As of December 31, 2017		As of December 31, 2016
	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$191,204	38.2%	$183,826	33.9%
2	186,445	37.3	215,058	39.7
3	97,309	19.5	125,381	23.2
4	24,981	5.0	17,374	3.2
5	—	—	—	—
Total	$499,939	100.0%	$541,639	100.0%

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

The incentive fee consists of the following two parts:

The first part of the incentive fee is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement between us and the administrator (the “Administration Agreement”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 2.0% per quarter (8.0% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee. We pay the Investment Advisor an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

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

(1)	Represents 8.0% annualized hurdle rate.
(2)	Represents 2.00% annualized management fee.
(3)	Excludes organizational and offering expenses.
(4)	The “catch-up” provision is intended to provide the Investment Advisor with an incentive fee of 20% on all of Capitala Finance’s pre-incentive fee net investment income as if a hurdle rate did not apply when its net investment income exceeds 2.5% in any calendar quarter.

Example 2: Capital Gains Portion of Incentive Fee

Alternative 1:

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)
•	Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million
•	Year 3: FMV of Investment B determined to be $25 million
•	Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee would be:

•	Year 1: None
•	Year 2: Capital gains incentive fee of $6 million ($30 million realized capital gains on sale of Investment A multiplied by 20%)
•	Year 3: None

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

(1)	As illustrated in Year 3 of Alternative 2 above, if the Company were to be wound up on a date other than December 31 of any year, the Company may have paid aggregate capital gain incentive fees that are more than the amount of such fees that would be payable if the Company had been wound up on December 31 of such year.

Example 3: Application of the Incentive Fee Deferral Mechanism

Assumptions

•	In each of Years 1 through 4 in this example pre-incentive fee net investment income equals $40.0 million per year, which we recognized evenly in each quarter of each year and paid quarterly. This amount exceeds the hurdle rate and the requirement of the “catch-up” provision in each quarter of such year. As a result, the annual income related portion of the incentive fee, before the application of the deferral mechanism in any year is $8.0 million ($40.0 million multiplied by 20%). All income-related incentive fees were paid quarterly in arrears.
•	In each year preceding Year 1, we did not generate realized or unrealized capital gains or losses, no capital gain-related incentive fee was paid and there was no deferral of incentive fees.
•	Year 1: We did not generate realized or unrealized capital gains or losses.
•	Year 2: We realized a $30.0 million capital gain and did not otherwise generate realized or unrealized capital gains or losses.
•	Year 3: We recognized $5.0 million of unrealized capital depreciation and did not otherwise generate realized or unrealized capital gains or losses.
•	Year 4: We realized a $6.0 million capital gain and did not otherwise generate realized or unrealized capital gains or losses.

	Income Related Incentive Fee Accrued Before Application of Deferral Mechanism	Capital Gains Related Incentive Fee Accrued Before Application of Deferral Mechanism	Incentive Fee Calculations	Incentive Fees Paid and Deferred
Year 1	$8.0 million ($40.0 million multiplied by 20%)	None	$8.0 million	Incentive fees of $8.0 million paid; no incentive fees deferred
Year 2	$8.0 million ($40.0 million multiplied by 20%)	$6.0 million (20% of $30.0 million)	$14.0 million	Incentive fees of $14.0 million paid; no incentive fees deferred
Year 3	$8.0 million ($40.0 million multiplied by 20%)	None (20% of cumulative net capital gains of $25.0 million ($30.0 million in cumulative realized gains less $5.0 million in cumulative unrealized capital depreciation) less $6.0 million of capital gains fee paid
in Year 2)	$7.0 million (20% of the sum of (a) our
pre-incentive fee net investment income, (b) our net unrealized appreciation or depreciation during such period and
			(c) our net realized capital gains or losses during Year 3)	Incentive fees of $7.0 million paid; $8.0 million of incentive fees accrued but payment restricted to $7.0 million; $1.0 million of incentive fees deferred
Year 4	$8.0 million ($40.0 million multiplied by 20%)	$0.2 million (20% of cumulative net capital gains of $31.0 million ($36.0 million cumulative realized capital gains less $5.0 million cumulative unrealized capital depreciation) less $6.0 million of capital gains fee paid
		in Year 2)	$8.2 million	Incentive fees of $9.2 million paid ($8.2 million of incentive fees accrued in Year 4 plus $1.0 million of deferred incentive fees); no incentive fees deferred

Payment of Our Expenses

The investment team of our Investment Advisor and their respective staffs, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Investment Advisor. We bear all other costs and expenses of our operations and transactions, including (without limitation):

•	the cost of our organization;
•	the cost of calculating our net asset value, including the cost of any third-party valuation services;
•	the cost of effecting sales and repurchases of our shares and other securities;
•	interest payable on debt, if any, to finance our investments;
•	fees payable to third parties relating to, or associated with, making investments (such as legal, accounting, and travel expenses incurred in connection with making investments), including fees and expenses associated with performing due diligence reviews of prospective investments and advisory fees;

•	transfer agent and custodial fees;
•	fees and expenses associated with marketing efforts;
•	costs associated with our reporting and compliance obligations under the 1940 Act, the Securities Exchange Act of 1934, as amended (the “1934 Act”), and other applicable federal and state securities laws, and ongoing stock exchange listing fees;
•	federal, state and local taxes;
•	independent directors’ fees and expenses;
•	brokerage commissions;
•	costs of proxy statements, stockholders’ reports and other communications with stockholders;
•	fidelity bond, directors’ and officers’ liability insurance, errors and omissions liability insurance and other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, telephone and staff;
•	fees and expenses associated with independent audits and outside legal costs; and
•	all other expenses incurred by either our Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of any costs of compensation and related expenses of our chief compliance officer and our chief financial officer and their respective administrative support staff.

Duration and Termination

The Investment Advisory Agreement was initially approved by the Board on June 10, 2013 and signed on September 24, 2013. The Investment Advisory Agreement was most recently re-approved by the Board, including by a majority of our non-interested directors, at an in-person meeting on August 3, 2017. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year to year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not parties to such agreement or who are not “interested persons” of any such party, as such term is defined in Section 2(a)(19) of the 1940 Act. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may also be terminated by either party without penalty upon not less than 60 days’ written notice to the other party. See “Risk Factors — Risks Relating to Our Business and Structure — Capitala Investment Advisors has the right to resign on 60 days’ notice and we may not be able to find a suitable replacement within such time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

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

Administration Agreement

Capitala Advisors Corp., a North Carolina corporation, serves as our administrator. The principal executive offices of our Administrator are located at 4201 Congress Street, Suite 360, Charlotte, North Carolina 28209. The Administrator, pursuant to a sub-administration agreement, has engaged U.S. Bancorp Fund Services, LLC to act on behalf of the Administrator in its performance of certain administrative services for us. The principal office of U.S. Bancorp Fund Services, LLC is 777 East Wisconsin Avenue, Milwaukee, WI 53202. Pursuant to the Administration Agreement, our administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders. In addition, our Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of our chief financial officer, chief compliance officer and our allocable portion of the compensation of their respective administrative support staff. Under the Administration Agreement, our Administrator will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. Unless terminated earlier in accordance with its terms, the Administration Agreement will remain in effect if approved annually by our Board. On August 3, 2017, the Board approved the renewal of the Administration Agreement. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to our Administrator. Stockholder approval is not required to amend the Administration Agreement.

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

Our day-to-day investment operations are managed by the Investment Advisor. The Investment Advisor’s investment team currently consists of the members of its investment committee, Messrs. Alala, McGlinn and

Broyhill, and a team of nineteen additional investment professionals. The Investment Advisor may hire additional investment professionals, based upon its needs, in the future. See “— Investment Advisory Agreement.”

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

Securities for which market quotations are not readily available or for which a pricing source is not sufficient may include, but are not limited to, the following:

•	private placements and restricted securities that do not have an active trading market;
•	securities whose trading has been suspended or for which market quotes are no longer available;
•	debt securities that have recently gone into default and for which there is no current market;
•	securities whose prices are stale;

•	securities affected by significant events; and
•	securities that the Investment Advisor believes were priced incorrectly.

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

Determinations in Connection with Offerings

In connection with certain future offerings of shares of our common stock, our Board, or an authorized committee thereof, will be required to make the determination that we are not selling shares of our common stock at a price below the then current net asset value of our common stock at the time at which the sale is made. Our Board, or an authorized committee thereof, will consider the following factors, among others, in making such a determination:

•	the net asset value of our common stock disclosed in the most recent periodic report that we filed with the SEC;

•	our management’s assessment of whether any material change in the net asset value of our common stock has occurred (including through the realization of gains on the sale of our portfolio securities) during the period beginning on the date of the most recently disclosed net asset value of our common stock and ending as of a time within 48 hours (excluding Sundays and holidays) of the sale of our common stock; and
•	the magnitude of the difference between (i) a value that our Board, or an authorized committee thereof, has determined reflects the current (as of a time within 48 hours, excluding Sundays and holidays) net asset value of our common stock, which is based upon the net asset value of our common stock disclosed in the most recent periodic report that we filed with the SEC, as adjusted to reflect our management’s assessment of any material change in the net asset value of our common stock since the date of the most recently disclosed net asset value of our common stock, and (ii) the offering price of the shares of our common stock in the proposed offering.

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

In addition, we will be partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our tax treatment as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiaries to make certain distributions to maintain our RIC tax treatment. We cannot assure you that the SBA will grant such waiver. If our SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may cause us to fail to qualify for tax treatment as a RIC, which would result in us becoming subject to corporate-level U.S. federal income tax.

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

ACQUISITION OF PORTFOLIO ASSETS OF THE LEGACY FUNDS

We believe that our acquisition of the Legacy Funds’ portfolio assets in exchange for shares of our common stock generally was tax free to us and the Legacy Funds. As a result, our initial adjusted basis in the Legacy Funds’ portfolio assets was equal to the Legacy Funds’ adjusted basis in such assets immediately prior to our acquisition of such assets increased by any gain recognized by the Legacy Funds as a result of such transaction. Such adjusted basis will be used in determining the amount of our taxable gain or loss upon a sale or other disposition of such assets. To the extent that such assets had built-in gain (i.e., assets whose fair market value exceeds our tax basis at the time we acquired them) on the date of acquisition, when such gain is recognized by us upon a sale or other disposition such assets, we will be required to distribute such gain to our stockholders in order to eliminate our liability for corporate-level U.S. federal income tax on such gain and possibly to maintain our qualification as a RIC under the Code. Investors will be subject to tax on the distribution even though such gain accrued prior to our acquisition of such assets and even though the distribution effectively represents a return of their investment.

In addition, to the extent that any beneficial owner of interests in the Legacy Funds on the date of our acquisition of the Legacy Funds’ portfolio assets was a C corporation (a “corporate partner”), we will be required to pay a corporate-level U.S. federal income tax on the net amount of any such built-in gains attributable to the corporate partners that we recognize during the ten-year period (or shorter applicable period) beginning on the date of acquisition. Alternatively, we may make a special election to cause the gain to be recognized at the time of the acquisition. In that event, the Legacy Funds would be required to recognize such built-in gain as if a proportionate share of such Funds’ assets were sold at the time of the acquisition. We do not anticipate making this election at this time. Any corporate-level built-in gain tax is payable at the time the built-in gains are recognized (which generally will be the years in which the built-in gain assets are sold in a taxable transaction). The amount of this tax will vary depending on the assets that are actually sold by us in this 10-year period (or shorter applicable period), the actual amount of net built-in gain or loss present in those assets as of the acquisition date and effective tax rates. The payment of any such corporate-level U.S. federal income tax on built-in gains will be a company expense that will be borne by all stockholders (not just any former corporate partners) and will reduce the amount available for distribution to stockholders.

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

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As a BDC, we are generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC. On June 1, 2016, the SEC issued the Order, which permits us and certain of our affiliates to co-invest with one or more other affiliated investment funds, including future affiliated investment funds, where co-investing would otherwise be prohibited under the 1940 Act. Pursuant to the Order, the Company is permitted to co-invest with its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company’s stockholders and is consistent with its then-current investment objectives and strategies.

We are generally not permitted to issue and sell our common stock at a price below net asset value per share. See “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve our policy and practice of making such sales. In any such case, under such circumstances, the price at which our common stock is to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such common stock. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

We will be periodically examined by the SEC for compliance with the 1940 Act.

As a BDC, we are subject to certain risks and uncertainties. See “Risk Factors — Risks Relating to Our Business and Structure.”

QUALIFYING ASSETS

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, immediately after such acquisition is made, qualifying assets represent at least 70% of the BDC’s gross assets. The principal categories of qualifying assets relevant to our proposed business are the following:

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

SIGNIFICANT MANAGERIAL ASSISTANCE TO PORTFOLIO COMPANIES

BDCs generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

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

CODE OF ETHICS

We and our Investment Advisor have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act that establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics generally does not permit investments by our employees in securities that may be purchased or held by us. You may read and copy our code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549. Our code of ethics is also available on our website at www.Capitalagroup.com.

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

SARBANES-OXLEY ACT OF 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the 1934 Act, our chief executive officer and chief financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•	pursuant to Rule 13a-15 of the 1934 Act, our management is required to prepare an annual report regarding its assessment of our internal control over financial reporting. When we are no longer an emerging growth company under the JOBS Act, our independent registered public accounting firm will be required to audit our internal controls over financial reporting; and
•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

We restrict access to non-public personal information about our stockholders to employees of our Investment Advisor and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

SMALL BUSINESS INVESTMENT COMPANY REGULATIONS

Fund II and Fund III, which are our wholly owned subsidiaries, are licensed to act as SBICs and are regulated by the SBA. As of December 31, 2017, investments in Fund II and Fund III accounted for approximately 11.2% and 51.7%, respectively, of our total portfolio. As of December 31, 2017, Fund II and Fund III had $20.7 million and $150.0 million, respectively, of SBA-guaranteed debentures outstanding under the SBIC program. Fund II and Fund III are fully drawn and may not make borrowings in excess of their aggregate $170.7 million of SBA-guaranteed debentures outstanding as of December 31, 2017.

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

Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If either Fund II or Fund III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit Fund II’s and Fund III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit Fund II and Fund III from making new investments. Such actions by the SBA would, in turn, negatively affect us because Fund II and Fund III are our wholly owned subsidiaries. Fund II and Fund III were in compliance with the terms of the SBA’s leverage as of December 31, 2017 as a result of having sufficient capital as defined under the SBA regulations.

In December 2015, the 2016 omnibus spending bill approved by Congress and signed into law by the President increased the amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding from $225.0 million to $350.0 million, subject to SBA approval. SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $350 million when they have at least $175 million in regulatory capital. As of December 31, 2017, Fund II had $26.2 million in regulatory capital and $20.7 million in SBA-guaranteed debentures outstanding and Fund III had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding.

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

AVAILABLE INFORMATION

Our executive offices are located at 4201 Congress Street, Suite 360, Charlotte, NC 28209. We maintain a website located at www.Capitalagroup.com and our phone number is (704) 376-5502. We make available free of charge on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practical after we file such material with, or furnish to, the SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and you should not consider information contained on our website to be part of this Annual Report on Form 10-K or any other report we file with the SEC.

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

ITEM 1A. RISK FACTORS

Investing in our securities involves a number of significant risks. Before you invest in our securities, you should be aware of various risks, including those described below and elsewhere in this Annual Report on Form 10-K. You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value and the trading price of our securities could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure, or trading markets similar to ours.

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

We depend on the diligence, skill and network of business contacts of Joseph B. Alala, III, M. Hunt Broyhill and John F. McGlinn, who serve as the members of the investment committee of the Investment Advisor and lead the Investment Advisor’s investment team. Our success depends on the continued service of these individuals and the other senior investment professionals available to the Investment Advisor. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead Messrs. Alala, Broyhill or McGlinn or any other such individual to terminate his relationship with us. Additionally, we cannot assure you that a reduction in revenue to the Investment Advisor, including as a result of fee waivers or a decrease in our assets, would not lead to a loss of investment professionals in the future. Such loss of members of the Investment Advisor’s investment committee and other investment professionals could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that the Investment Advisor will continue indefinitely as our investment adviser.

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

Our growth requires that the Investment Advisor retain and attract new investment and administrative personnel in a competitive market. Its ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, its ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities with which the Investment Advisor competes for experienced personnel, including investment funds (such as private equity funds, credit funds and mezzanine funds) and traditional financial services companies, have greater resources than the Investment Advisor has. We cannot assure you that a reduction in revenue to the Investment Advisor, including as a result of fee waivers or a decrease in our assets, would not lead to a loss of investment professionals in the future.

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

We make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market-based price quotation is available. As a result, our Board determines the fair value of these loans and securities in good faith as described in the section titled “Valuation of Investments” in Note 2 to our Consolidated Financial Statements. In connection with that determination, investment professionals from the Investment Advisor may provide our Board with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for certain portfolio investments is reviewed by an independent valuation firm quarterly, the ultimate determination of fair value is made by our Board, including our interested directors, and not by such third-party valuation firm. The participation of the Investment Advisor’s investment professionals in our valuation process could result in conflicts of interest as the Investment Advisor’s management fee is based, in part, on the value of our gross assets, and its incentive fees will be based, in part, on realized and unrealized gains and depreciation.

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

As of December 31, 2017, we had $170.7 million of outstanding SBA-guaranteed debentures, $75.0 million of 6.0% fixed rate notes due May 31, 2022 (the “2022 Notes”) outstanding, $52.1 million of 5.75% fixed rate convertible notes due May 31, 2022 (the “2022 Convertible Notes”) outstanding, and $9.0 million outstanding under the Credit Facility that provides for borrowings of up to $114.5 million on a revolving basis and may be increased up to $200.0 million pursuant to its “accordion” feature. We have received an exemptive order from the SEC granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

At our 2017 Annual Stockholders Meeting, subject to certain determinations required to be made by our Board, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price below the then current net asset value per share during a period beginning on May 3, 2017 and expiring on the earlier of the one year anniversary of the date of the 2017 Annual Stockholders Meeting and the date of our 2018 Annual Stockholders Meeting, which is expected to be held in April 2018.

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

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. In addition to the existing SBA-guaranteed debentures, the 2022 Notes, the 2022 Convertible Notes and the Credit Facility, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not been leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distributions on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our Investment Advisor will be payable based on our gross assets, including those assets acquired through the use of leverage, our Investment Advisor will have a financial incentive to incur leverage that may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to our Investment Advisor.

The Credit Facility, and any other credit facility into which we may enter, imposes financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our tax treatment as a RIC under the Code.

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

In the past, the capital markets and the credit markets have experienced periods of extreme volatility and disruption and, accordingly, there has been and may continue to be uncertainty in the financial markets in general. Continuing U.S. debt ceiling and budget deficit concerns, including automatic spending cuts stemming from sequestration, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations. Any further disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

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

We have fully drawn on our SBA-guaranteed debentures and, absent changes to legislation or regulation, may not make borrowings in excess of their aggregate $170.7 million of SBA-guaranteed debentures outstanding as of December 31, 2017. We also had approximately $75.0 million and $52.1 million, respectively, of the 2022 Notes and 2022 Convertible Notes outstanding as of December 31, 2017. In addition, as of December 31, 2017, we had approximately $9.0 million outstanding under the Credit Facility that provides for borrowings of up to $114.5 million on a revolving basis and may be increased up to $200.0 million pursuant to its “accordion” feature. If we are unable to secure additional debt financing on commercially reasonable terms, our liquidity could be reduced significantly. If we are unable to repay amounts outstanding under any debt facilities we may obtain and are declared in default or are unable to renew or refinance these facilities, we may not be able to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, another economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

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

The current worldwide financial market situation, as well as various social and political tensions in the U.S. and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in

Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”), and, accordingly, on February 1, 2017, the U.K. Parliament voted in favor of allowing the U.K. government to begin the formal process of Brexit. The initial negotiations on Brexit commenced in June 2017. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. Because of the election results in the U.K. in June 2017, there is increased uncertainty on the timing of Brexit. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

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

We will be subject to corporate-level U.S. federal income tax if we are unable to qualify or maintain our RIC tax treatment under the Code.

Although we have elected to be treated as a RIC beginning with our taxable year ended August 31, 2014, no assurance can be given that we will be able to continue to qualify for and maintain our RIC tax treatment under the Code. To continue to maintain our RIC tax treatment under the Code, we must meet the following source-of-asset diversification, and distribution requirements.

The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale or other disposition of stock or securities or similar sources. The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our RIC tax treatment under the Code. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses, if any. Because we may use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act, as well as future financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for tax treatment as a RIC under the Code.

If we fail to qualify for tax treatment as a RIC under the Code for any reason and remain or become subject to corporate-level U.S. federal income tax on all of our income, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution or reinvestment and the amount of our distributions.

We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The U.S. House of Representatives and U.S. Senate recently passed tax reform legislation, which the President recently signed into law. Such legislation will make many changes to the Internal Revenue Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

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

When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital, which is a return of a portion of a stockholder’s original investment in our common stock, to the extent of an investor’s basis in our stock and, assuming that an investor holds our stock as a capital asset, thereafter as a capital gain. Generally, a non-taxable return of capital will reduce an investor’s basis in our stock for U.S. federal income tax purposes, which will result in higher tax liability when the stock is sold.

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

Since, in certain cases, we may recognize taxable income before or without receiving corresponding cash payments, we may have difficulty meeting the annual distribution requirement necessary to maintain our RIC tax treatment under the Code. Accordingly, to satisfy our RIC distribution requirements, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC for tax treatment under the Code and thus become subject to corporate-level U.S. federal income tax.

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

We may distribute taxable dividends that are payable in part in our stock. In accordance with certain applicable Treasury regulations and guidance issued by the Internal Revenue Service (“IRS”), a RIC may treat a distribution of its own stock as fulfilling the RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such dividends (whether received in cash, our stock, or a combination thereof) will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders and noteholders could lose confidence in our financial and other public reporting, which would harm our business.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on our business.

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

As a BDC, under the 1940 Act generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets or we may borrow an amount equal to 100% of net assets). The adoption of either the Financial CHOICE Act of 2017, which was passed by the U.S House of Representatives in June 2017, or the Small Business Credit Availability Act, which was passed by the Financial Services Committee of the U.S. House of Representatives in November 2017, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase. In addition, in December 2015, the 2016 omnibus spending bill approved by Congress and signed into law by the President increased the amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding from $225.0 million to $350.0 million, subject to SBA approval. This new legislation may allow us to issue additional SBIC debentures above the $225.0 million of SBA-guaranteed debentures previously permitted pending application for and receipt of additional SBIC licenses. If we incur this additional indebtedness in the future, your risk of an investment in our securities may increase.

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

Over the last several years, there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether these regulations will be implemented or what form they will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business

Two of our wholly owned subsidiaries are licensed by the U.S. Small Business Administration, and as a result, we are subject to SBA regulations.

Fund II and Fund III, which became our wholly owned subsidiaries after the completion of the Formation Transactions, are licensed to act as SBICs and are regulated by the SBA. As of December 31, 2017, Fund II and Fund III portfolio companies accounted for 62.9% of our aggregate portfolio. The SBIC licenses allow our SBIC subsidiaries to borrow funds by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. The SBA regulations require, among other things, that a licensed SBIC be examined periodically and audited by an independent auditor to determine the SBIC’s compliance with the relevant SBA regulations.

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

The SBA also prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If Fund II or Fund III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit such Fund’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit such Fund from making new investments. Such actions by the SBA would, in turn, negatively affect us because Fund II and Fund III are our wholly owned subsidiaries. Each of Fund II and Fund III was in compliance with the terms of the SBA’s leverage requirements as of December 31, 2017 as a result of having sufficient capital as defined under the SBA regulations.

On June 10, 2014, we received an exemptive order from the SEC exempting us, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the 1934 Act with respect to Fund II and Fund III. We intend to comply with the conditions of the order. As a result, we will generally be permitted to incur a greater amount of leverage relative to our total assets and net asset value, which may expose us to a greater degree of risk.

Our wholly owned SBIC subsidiaries may be unable to make distributions to us that will enable us to meet or maintain RIC tax treatment, which could result in the imposition of a corporate-level U.S. federal income tax.

In order for us to continue to qualify for RIC tax treatment under the Code and to minimize corporate-level U.S. federal income taxes, we will be required to distribute substantially all of our net ordinary income and net capital gain income, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiaries. We will be partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiaries to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver and if our SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of a corporate-level U.S. federal income tax on all of our income.

Our business is subject to increasingly complex corporate governance, public disclosure and accounting requirements that are costly and could adversely affect our business and financial results.

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the 1934 Act, or the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes Oxley Act, and other rules implemented by the SEC. Also, we are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ Stock Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. Our efforts to comply with these existing requirements, or any revised or amended requirements, have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

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

Internal and external cyber threats, as well as other disasters, could impair our ability to conduct business effectively.

The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incident that affects our data, resulting in increased costs and other consequences as described above.

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

The foregoing provisions are expected to discourage certain coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of us to negotiate first with our Board. However, these provisions may deprive a stockholder of the opportunity to sell such stockholder’s shares at a premium to a potential acquirer. We believe that the benefits of these provisions outweigh the potential disadvantages of discouraging any such acquisition proposals because, among other things, the negotiation of such proposals may improve their terms. Our Board has considered both the positive and negative effects of the foregoing provisions and determined that they are in the best interest of our stockholders.

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

Most of the loans in which we invest are not structured to fully amortize during their lifetime. Accordingly, a significant portion of the principal amount of such a loan may be due at maturity. As of December 31, 2017, all debt instruments in our portfolio, on a fair value basis, will not fully amortize prior to maturity. In order to create liquidity to pay the final principal payment, borrowers typically must raise additional capital. If they are unable to raise sufficient funds to repay us or we have not elected to enter into a new loan agreement providing for an extended maturity, the loan will go into default, which will require us to foreclose on the borrower’s assets, even if the loan was otherwise performing prior to maturity. This will deprive Capitala Finance from immediately obtaining full recovery on the loan and prevent or delay the reinvestment of the loan proceeds in other, more profitable investments.

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

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the Securities Exchange Commission (“SEC”). Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include concurrent investments in the same company, without prior approval of our independent directors and, in some cases, the SEC. We are prohibited from buying or selling any security from or to any person that controls us or who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any company that is advised or managed by our Investment Advisor or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

Our portfolio may be concentrated in a limited number of portfolio companies. Beyond the asset diversification requirements associated with our RIC tax treatment under the Code, we do not have fixed guidelines for diversification, and our investments may be concentrated in relatively few companies. As our portfolio is less diversified than the portfolios of some larger funds, we are more susceptible to failure if a single loan fails. The disposition or liquidity of a significant investment may also adversely impact our net asset value and our results of operations. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Beyond the asset diversification requirements associated with our RIC tax treatment under the Code, we do not have fixed guidelines for diversification. To the extent that we assume large positions in the securities of a small number of issuers or our investments are concentrated in relatively few industries, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

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

Any unrealized depreciation we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

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

The SEC has proposed a new rule under the 1940 Act that would govern the use of derivatives (defined to include any swap, security-based swap, futures contract, forward contract, option or any similar instrument) as well as financial commitment transactions (defined to include reverse repurchase agreements, short sale borrowings and any firm or standby commitment agreement or similar agreement) by BDCs. Under the proposed rule, a BDC would be required to comply with one of two alternative portfolio limitations and manage the risks associated with derivatives transactions and financial commitment transactions by segregating certain assets. Furthermore, a BDC that engages in more than a limited amount of derivatives transactions or that uses complex derivatives would be required to establish a formalized derivatives risk management program. If the SEC adopts this rule in the form proposed, we may incur greater and indirect costs to engage in derivatives transactions or financial commitment transactions, and our ability to enter into transactions involving such instruments may be hindered, which could have an adverse effect on our business, financial condition and results of operations.

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. Some of our term loan agreements with portfolio companies contain a stated minimum value for LIBOR.

On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities. The future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

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

In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the “Paris Agreement”) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. Although the U.S. ratified the Paris Agreement on November 4, 2016, the current administration announced the U.S. would cease participation. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, at least through November 4, 2020 (the earliest date the U.S. may withdraw from the Paris Agreement), which could increase their operating costs and/or decrease their revenues.

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

The market price and liquidity of the expected market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	price and volume fluctuations in the overall stock market from time to time;
•	investor demand for our shares;
•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;
•	changes in regulatory policies or tax guidelines with respect to RICs, BDCs or SBICs;
•	failure to qualify as a RIC, or the loss of RIC tax treatment;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	changes, or perceived changes, in the value of our portfolio investments;
•	departures of the Investment Advisor’s key personnel;
•	operating performance of companies comparable to us; or
•	general economic conditions and trends and other external factors.

Our business and operation could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, increased in the BDC space recently. Specifically, we are currently subject to class action litigation.

On December 28, 2017, an alleged stockholder filed a putative class action lawsuit complaint, Paskowitz v. Capitala Finance Corp., et al., in the United States District Court for the Central District of California (case number 2:17-cv-09251-MWF-AS) (the “Paskowitz Action”), against the Company and certain of its current officers on behalf of all persons who purchased or otherwise acquired the Company’s common stock between January 4, 2016 and August 7, 2017. On January 3, 2018, another alleged stockholder filed a putative class action complaint, Sandifer v. Capitala Finance Corp., et al., in the United States District Court for the Central District of California (case number 2:18-cv-00052-MWF-AS) (the “Sandifer Action”), asserting substantially similar claims on behalf of the same putative class and against the same defendants. The complaints in the Paskowitz Action and the Sandifer Action allege certain violations of the securities laws, including, inter alia, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations, and prospects. On February 2, 2018, the Sandifer Action was transferred, on stipulation of the parties, to the United States District Court for the Western District of North Carolina on February 2, 2018, which remains pending. While the Company intends to vigorously defend itself in this litigation, the outcome of these legal proceedings cannot be predicted with certainty.

Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, are in the early stages of the proceedings, and are subject to appeal. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against us. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from, the matters described above. Based on information currently available, the Company does not believe that any reasonably possible losses arising from the currently pending legal matters described above will be material to the Company’s results of operations or financial condition. However, in light of the inherent uncertainties involved in such matters, an adverse outcome in this litigation could materially adversely affect the Company’s financial condition, results of operations or cash flows in any particular reporting period.

Securities litigation and corresponding stockholder activism, if any, including potential proxy contests, could result in substantial costs and divert management’s and our Board’s attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

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

We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be materially and adversely affected by the impact of one or more of the risks described herein. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. All distributions will be made at the discretion of our Board and will depend on our earnings, financial condition, maintenance of RIC tax treatment, compliance with applicable BDC, SBA regulations and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will make distributions to our stockholders in the future.

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

At our 2017 Annual Stockholders Meeting, subject to certain determinations required to be made by our Board, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price below the then current net asset value per share during a period beginning on May 3, 2017 and expiring on the earlier of the one-year anniversary of the date of the 2017 Annual Stockholders Meeting and the date of our 2018 Annual Stockholders Meeting, which is expected to be held in April 2018.

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

Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of our Board at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, if any, or the terms of our credit facilities, if any, might impair our ability to maintain our RIC tax treatment under the Code for U.S. federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 4201 Congress Street, Suite 360, Charlotte, North Carolina 28209, and are provided by our Administrator in accordance with the terms of the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

ITEM 3. LEGAL PROCEEDINGS

Other than as described below, we and our subsidiaries are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries. From time to time, we, or our subsidiaries may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings, if any, cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

On December 28, 2017, an alleged stockholder filed a putative class action lawsuit complaint, Paskowitz v. Capitala Finance Corp., et al., in the United States District Court for the Central District of California (case number 2:17-cv-09251-MWF-AS) (the “Paskowitz Action”), against the Company and certain of its current officers on behalf of all persons who purchased or otherwise acquired the Company’s common stock between January 4, 2016 and August 7, 2017. On January 3, 2018, another alleged stockholder filed a putative class action complaint, Sandifer v. Capitala Finance Corp., et al., in the United States District Court for the Central District of California (case number 2:18-cv-00052-MWF-AS) (the “Sandifer Action”), asserting substantially similar claims on behalf of the same putative class and against the same defendants. The complaints in the Paskowitz Action and the Sandifer Action allege certain violations of the securities laws, including, inter alia, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations, and prospects. On February 2, 2018, the Sandifer Action was transferred, on stipulation of the parties, to the United States District Court for the Western District of North Carolina on February 2, 2018, which remains pending. While the Company intends to vigorously defend itself in this litigation, the outcome of these legal proceedings cannot be predicted with certainty.

Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, are in the early stages of the proceedings, and are subject to appeal. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against us. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from, the matters described above. Based on information currently available, the Company does not believe that any reasonably possible losses arising from the currently pending legal matters described above will be material to the Company’s results of operations or financial condition. However, in light of the inherent uncertainties involved in such matters, an adverse outcome in this litigation could materially adversely affect the Company’s financial condition, results of operations or cash flows in any particular reporting period.

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

Fiscal 2017	NAV(1)	High	Low	Premium or (Discount) of High Sales Price to NAV(2)	Premium or (Discount) of Low Sales Price to NAV(2)	Declared Distributions(3)
Fourth Quarter	$13.91	$10.00	$7.12	(28.1)%	(48.8)%	$0.25
Third Quarter	$14.21	$13.57	$8.67	(4.5)%	(39.0)%	$0.39
Second Quarter	$14.97	$14.43	$12.85	(3.6)%	(14.2)%	$0.39
First Quarter	$15.71	$14.65	$13.00	(6.7)%	(17.3)%	$0.39

Fiscal 2016	NAV(1)	High	Low	Premium or (Discount) of High Sales Price to NAV(2)	Premium or (Discount) of Low Sales Price to NAV(2)	Declared Distributions(3)
Fourth Quarter	$15.79	$13.95	$11.51	(11.7)%	(27.1)%	$0.39
Third Quarter	$15.68	$15.80	$12.75	0.8%	(18.7)%	$0.47
Second Quarter	$16.28	$14.20	$11.72	(12.8)%	(28.0)%	$0.47
First Quarter	$16.29	$13.18	$9.54	(19.1)%	(41.4)%	$0.47

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)	Calculated as of the respective high or low intraday sales price divided by the quarter end NAV and subtracting 1.
(3)	Represents the distributions paid or to be paid in the specified quarter.

HOLDERS

The last reported price for our common stock on February 26, 2018 was $7.18 per share. As of February 26, 2018 there were 44 holders of record of our common stock.

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

The following table summarizes our distributions declared during fiscal years ended 2018, 2017, and 2016:

Date Declared	Record Date	Payment Date	Amount Per Share
January 2, 2018	January 22, 2018	January 30, 2018	$0.0833
January 2, 2018	February 20, 2018	February 27, 2018	0.0833
January 2, 2018	March 23, 2018	March 29, 2018	0.0833
Total Distributions Declared for Fiscal 2018			$0.25

Date Declared	Record Date	Payment Date	Amount Per Share
January 3, 2017	January 20, 2017	January 30, 2017	$0.1300
January 3, 2017	February 20, 2017	February 27, 2017	0.1300
January 3, 2017	March 23, 2017	March 30, 2017	0.1300
April 3, 2017	April 19, 2017	April 27, 2017	0.1300
April 3, 2017	May 23, 2017	May 29, 2017	0.1300
April 3, 2017	June 21, 2017	June 29, 2017	0.1300
July 3, 2017	July 21, 2017	July 28, 2017	0.1300
July 3, 2017	August 23, 2017	August 30, 2017	0.1300
July 3, 2017	September 20, 2017	September 28, 2017	0.1300
October 2, 2017	October 23, 2017	October 30, 2017	0.0833
October 2, 2017	November 21, 2017	November 29, 2017	0.0833
October 2, 2017	December 20, 2017	December 28, 2017	0.0833
Total Distributions Declared for Fiscal 2017			$1.42

Date Declared	Record Date	Payment Date	Amount Per Share
January 4, 2016	January 22, 2016	January 28, 2016	$0.1567
January 4, 2016	February 19, 2016	February 26, 2016	0.1567
January 4, 2016	March 22, 2016	March 30, 2016	0.1567
April 1, 2016	April 22, 2016	April 28, 2016	0.1567
April 1, 2016	May 23, 2016	May 30, 2016	0.1567
April 1, 2016	June 21, 2016	June 29, 2016	0.1567
July 1, 2016	July 22, 2016	July 29, 2016	0.1567
July 1, 2016	August 22, 2016	August 30, 2016	0.1567
July 1, 2016	September 22, 2016	September 29, 2016	0.1567
September 22, 2016	October 21, 2016	October 28, 2016	0.1300
September 22, 2016	November 21, 2016	November 29, 2016	0.1300
September 22, 2016	December 21, 2016	December 29, 2016	0.1300
Total Distributions Declared for Fiscal 2016			$1.80

PERFORMANCE GRAPH

The following graph compares the cumulative return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period from September 25, 2013, the date our common stock began trading, through December 31, 2017. The graph assumes that on September 25, 2013, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. The graph also assumes that dividends paid are reinvested in the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year.

The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2017, we issued 83,186 shares of common stock under our DRIP. The issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our DRIP during the year ended December 31, 2017 was approximately $0.9 million. Other than the shares issued under our DRIP during the year ended December 31, 2017, we did not sell any unregistered equity securities.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, our independent registered public accounting firm. This consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows (dollars in thousands except share and per share data):

	As of and for the years ended December 31,
	2017	2016	2015	2014	2013
Consolidated statements of operations data:
Total investment income	$51,089	$68,312	$63,976	$49,528	$35,433
Total expenses, net of fee waivers	35,565	39,272	38,649	29,562	15,949
Net investment income	15,524	29,040	25,327	19,966	19,484
Net realized gain (loss) from investments	(24,189)	(22,766)	5,436	832	2,187
Net unrealized appreciation (depreciation) on investments and written call option	2,970	2,878	(16,913)	(24,238)	7,187
Tax provision	(1,289)	—	—	—	—
Net increase (decrease) in net assets resulting from operations	$(6,984)	$9,152	$13,850	$(3,440)	$28,858
Per share data:
Net investment income	$0.98	$1.84	$1.67	$1.54	$1.50
Net increase (decrease) in net assets resulting from operations	$(0.44)	$0.58	$0.91	$(0.27)	$2.22
Distributions declared	$1.42	$1.80	$2.38	$1.88	$0.47
Net asset value per share	$13.91	$15.79	$17.04	$18.56	$20.71
Consolidated statements of assets and liabilities data:
Total assets	$534,595	$584,415	$632,818	$539,864	$476,428
Total net assets	$221,887	$250,582	$268,802	$240,837	$268,670
Other data:
Total Return(1)(2)	(35.68)%	24.07%	(20.43)%	(0.85)%	1.88%
Number of portfolio company investments at year end	47	53	57	52	41
Total portfolio investment deployments for the year	$82,750	$120,844	$260,640	$216,276	$110,929
Investment repayments for the year	$115,810	$163,564	$142,713	$80,197	$52,755

(1)	Total investment return for the years ended December 31, 2017, 2016, 2015 and 2014 is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions.
(2)	Total investment return for the year ended December 31, 2013 is calculated assuming a purchase of common shares at the IPO offering price per share at September 25, 2013 of $20.00 and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.

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

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in our Annual Report on Form 10-K involve risks and uncertainties, including statements as to:

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

We invest in first lien loans, second lien loans, and subordinated loans. Most of our debt investments are coupled with equity interests, whether in the form of detachable “penny” warrants or equity co-investments made pari-passu with our borrowers’ financial sponsors.

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

At the time of the Formation Transactions, our portfolio consisted of: (1) approximately $326.3 million in investments; (2) an aggregate of approximately $67.1 million in cash, interest receivable and other assets; and (3) liabilities of approximately $202.2 million of U.S. Small Business Administration (“SBA”) guaranteed debt payable. We have two subsidiaries licensed under the Small Business Investment Company (“SBIC”) Act that have elected to be regulated as BDCs under the 1940 Act.

During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to Capitala Finance Corp. and was legally dissolved as a standalone partnership.

The Company has formed and expects to continue to form certain consolidated taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for income tax purposes. These Taxable Subsidiaries allow the Company to make equity investments in companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

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

The Company’s financial statements as of December 31, 2017 and 2016 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, Florida Sidecar, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

Consolidation

As provided under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned investment company subsidiaries (Fund II, Fund III, Florida Sidecar, and the Taxable Subsidiaries) in its consolidated financial statements. The Company did not consolidate its interest in Capitala Senior Liquid Loan Fund I, LLC (“CSLLF”) during the periods it was in existence because the investment was not considered a substantially wholly owned investment company subsidiary. Further, CSLLF was a joint venture for which shared power existed relating to the decisions that most significantly impacted the economic performance of the entity. See Note 4 to the consolidated financial statements for a description of the Company’s investment in CSLLF.

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

Expenses

Our primary operating expenses include the payment of investment advisory fees to our Investment Advisor, our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under an administration agreement between us and the Administrator (the “Administration Agreement”) and other operating expenses as detailed below. Our investment advisory fee will compensate our Investment Advisor for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. We will bear all other expenses of our operations and transactions, including (without limitation):

•	the cost of our organization;
•	the cost of calculating our net asset value, including the cost of any third-party valuation services;
•	the cost of effecting sales and repurchases of our shares and other securities;
•	interest payable on debt, if any, to finance our investments;
•	fees payable to third parties relating to, or associated with, making investments (such as legal, accounting and travel expenses incurred in connection with making investments), including fees and expenses associated with performing due diligence reviews of prospective investments and advisory fees;
•	transfer agent and custodial fees;
•	fees and expenses associated with marketing efforts;
•	costs associated with our reporting and compliance obligations under the 1940 Act, the Securities Exchange Act of 1934, as amended (the “1934 Act”) other applicable federal and state securities laws and ongoing stock exchange listing fees;
•	federal, state and local taxes;
•	independent directors’ fees and expenses;
•	brokerage commissions;
•	costs of proxy statements, stockholders’ reports and other communications with stockholders;
•	fidelity bond, directors’ and officers’ liability insurance, errors and omissions liability insurance and other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, telephone and staff;
•	fees and expenses associated with independent audits and outside legal costs; and
•	all other expenses incurred by either our Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of any costs of compensation and related expenses of our chief compliance officer and our chief financial officer and their respective administrative support staff.

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

In estimating the fair value of portfolio investments, the Company starts with the cost basis of the investment, which includes original issue discount and payment-in-kind (“PIK”) income, if any. The transaction price is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected fair values.

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

Non-accrual investments:  Management reviews all loans that become 90 days or more past due, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status, and will generally cease recognizing interest income and PIK interest on that loan for financial reporting purposes. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. The Company writes off any previously accrued and uncollected cash interest when it is determined that interest is no longer considered collectible. The Company may elect to cease accruing PIK interest and continue accruing interest income in cases where a loan is currently paying its interest income but, in management’s judgment, there is a reasonable likelihood of principal loss on the loan. Non-accrual loans are returned to accrual status when the borrower’s financial condition improves such that management believes current interest and principal payments are expected to be collected.

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

The Company has elected to be treated for U.S. federal income tax purposes, and intends to comply with the requirement to qualify annually as a RIC under subchapter M of the Code and, among other things, intends to make the requisite distributions to its stockholders which will relieve the Company from U.S. federal income taxes.

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

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of December 31, 2017, and December 31, 2016, the Company recorded a net deferred tax liability of $1.3 million and $0.0 million, respectively. For the year ended December 31, 2017, the Company recorded a tax provision of $1.3 million. For the years ended December 31, 2016 and 2015, no tax provision was recorded.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of December 31, 2017 and December 31, 2016, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of December 31, 2017 and 2016. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The tax years ended August 31, 2017, 2016 and 2015 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the years ended December 31, 2017, 2016 and 2015. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

Portfolio and Investment Activity

As of December 31, 2017, our portfolio consisted of investments in 47 portfolio companies with a fair value of approximately $499.9 million.

During the year ended December 31, 2017, we made approximately $82.8 million of investments and had approximately $115.8 million in repayments and sales of investments resulting in net repayments and sales of approximately $33.0 million for the year. During the year ended December 31, 2016, we made approximately $120.8 million of investments and had approximately $163.6 million in repayments and sales resulting in net repayments and sales of approximately $42.8 million for the year. During the year ended December 31, 2015, we made approximately $260.6 million of investments and had approximately $142.7 million in repayments and sales resulting in net investments of approximately $117.9 million for the year.

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

The Written Call Option granted FSC II the right to purchase up to 31.25% of our equity investment in Eastport Holdings, LLC. The Written Call Option has a strike price of $1.5 million and a termination date of August 31, 2018. The fair value of the Written Call Option, which has been treated as a derivative liability and is recorded in the financial statement line item Written Call Option at fair value in our consolidated statements of assets and liabilities, was approximately $6.8 million and $2.7 million as of December 31, 2017 and 2016, respectively. For purposes of determining the fair value of the Written Call Option, we calculated the difference in the fair value of the underlying equity investment in Eastport Holdings, LLC and the strike price of the Written Call Option, or intrinsic value. The time value of the Written Call Option as of December 31, 2017 and 2016 was determined to be insignificant. The Written Call Option is classified as a Level 3 financial instrument. The Written Call Option was the only option contract granted by us during the year ended December 31, 2016, and the Written Call Option remained outstanding as of December 31, 2017.

As of December 31, 2017, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $9.9 million and $10.6 million, and $21.6 million and $42.9 million, respectively. As of December 31, 2017, the Company had approximately $31.2 million of cash and cash equivalents. As of December 31, 2016, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $9.7 million and $10.2 million, and $22.1 million and $29.9 million, respectively. As of December 31, 2016, the Company had approximately $36.3 million of cash and cash equivalents.

As of December 31, 2017, our debt investment portfolio, which represented 75.5% of our total portfolio, had a weighted average annualized yield of approximately 12.8%, exclusive of the impact of our non-accrual debt investments. As of December 31, 2017, 51.7% of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2016, our debt investment portfolio, which represented 82.8% of our total portfolio, had a weighted average annualized yield of approximately 13.2%, exclusive of the impact of our non-accrual debt investments. As of December 31, 2016, 57.1% of our debt investment portfolio was bearing a fixed rate of interest.

The weighted annualized yield is calculated based on the effective interest rate as of period end, divided by the fair value of our accruing debt investments. The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of December 31, 2017 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$257,147	51.8%	$243,489	45.8%
Second Lien Debt	32,465	6.6	30,794	5.8
Subordinated Debt	120,235	24.2	103,385	19.5
Equity and Warrants	55,180	11.1	122,271	23.0
Cash and Cash Equivalents	31,221	6.3	31,221	5.9
Total	$496,248	100.0%	$531,160	100.0%

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of December 31, 2016 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$244,647	44.5%	$226,578	39.2%
Second Lien Debt	74,559	13.5	71,483	12.3
Subordinated Debt	148,849	27.1	150,232	26.0
Equity and Warrants	45,721	8.3	93,346	16.2
Cash and Cash Equivalents	36,281	6.6	36,281	6.3
Total	$550,057	100.0%	$577,920	100.0%

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	December 31, 2017		December 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$70,122	14.0%	$51,731	9.5%
Consumer Products	29,612	5.9	30,209	5.6
Oil & Gas Services	27,774	5.6	15,083	2.8
Financial Services	26,920	5.4	25,553	4.7
Information Technology	24,761	5.0	24,232	4.5
Healthcare	21,368	4.3	8,582	1.6
Specialty Retail	20,713	4.1	22,067	4.1
Building Products	17,879	3.6	18,152	3.3
Footwear Retail	17,748	3.6	19,236	3.5
Sales & Marketing Services	17,388	3.5	16,376	3.0
Food Product Manufacturer	16,222	3.2	16,599	3.1
Industrial Equipment Rental	15,603	3.1	10,755	2.0
Retail	15,000	3.0	15,000	2.8
Computer Supply Retail	12,551	2.5	12,183	2.2
Textile Equipment Manufacturer	12,505	2.5	13,134	2.4
IT Consulting	12,231	2.4	—	—
Fuel Transportation Services	11,588	2.3	10,303	1.9
Transportation	11,560	2.3	16,856	3.1
Government Services	10,320	2.1	—	—
Automobile Part Manufacturer	9,285	1.9	10,076	1.9
Healthcare Management	9,014	1.8	10,851	2.0
Professional and Personal Digital Imaging	8,810	1.8	9,000	1.7
Refrigeration/HVAC Services	8,736	1.7	—	—

	December 31, 2017		December 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Oil & Gas Engineering and Consulting Services	$8,528	1.7%	$4,500	0.8%
QSR Franchisor	7,650	1.5	8,497	1.6
Conglomerate	7,645	1.5	8,374	1.5
Bowling Products	7,186	1.4	12,503	2.3
Produce Distribution	6,170	1.2	6,182	1.1
Farming	5,581	1.1	11,779	2.2
Advertising & Marketing Services	5,157	1.0	3,910	0.7
Restaurant	4,880	1.0	4,857	0.9
Medical Device Distributor	4,713	0.9	25,768	4.8
Online Merchandise Retailer	3,755	0.8	4,169	0.8
Consumer Electronics	3,498	0.7	20,818	3.8
Home Repair Parts Manufacturer	2,767	0.6	1,408	0.3
Replacement Window Manufacturer	1,880	0.4	2,571	0.5
Household Product Manufacturer	1,316	0.3	1,001	0.2
Data Processing & Digital Marketing	1,035	0.2	1,015	0.2
In-Home Healthcare Services	174	0.1	446	0.1
Automotive Chemicals & Lubricants	101	0.0	2,230	0.4
Retail Display & Security Services	100	0.0	537	0.1
Dental Practice Management	93	0.0	109	0.0
Home Décor Manufacturer	—	—	14,670	2.7
Printing Services	—	—	12,761	2.4
Bakery Supplies Distributor	—	—	10,776	2.0
Construction Services	—	—	9,500	1.7
Specialty Clothing	—	—	5,011	0.9
Satellite Communications	—	—	5,000	0.9
Industrial Specialty Services	—	—	4,750	0.9
Specialty Defense Contractor	—	—	1,532	0.3
Entertainment	—	—	987	0.2
Total	$499,939	100.0%	$541,639	100.0%

With the exception of the international investment holdings noted below, all investments made by the Company as of December 31, 2017 and December 31, 2016 were made in portfolio companies located in the U.S. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value as of December 31, 2017 and December 31, 2016 (dollars in thousands):

	At December 31, 2017		At December 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$254,829	51.0%	$257,162	47.5%
West	107,835	21.5	85,642	15.8
Midwest	84,832	17.0	118,682	21.9
Northeast	44,428	8.9	68,613	12.7
International	8,015	1.6	11,540	2.1
Total	$499,939	100.0%	$541,639	100.0%

In addition to various risk management tools, our Investment Advisor uses an investment rating system to characterize and monitor our expected level of return on each investment in our portfolio.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2017 and 2016 (dollars in thousands):

	As of December 31, 2017		As of December 31, 2016
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$191,204	38.2%	$183,826	33.9%
2	186,445	37.3	215,058	39.7
3	97,309	19.5	125,381	23.2
4	24,981	5.0	17,374	3.2
5	—	—	—	—
Total	$499,939	100.0%	$541,639	100.0%

As of December 31, 2017, we had debt investments in four portfolio companies on non-accrual status with an amortized cost of $50.1 million and a fair value of $25.0 million, which represented 10.8% and 5.0% of the investment portfolio, respectively. As of December 31, 2016, we had debt investments in three portfolio companies on non-accrual status with amortized cost of $29.5 million and a fair value of $17.4 million, which represented 5.7% and 3.2% of the investment portfolio, respectively.

Capitala Senior Liquid Loan Fund I, LLC

On March 24, 2015, the Company and Trinity Universal Insurance Company (“Trinity”), a subsidiary of Kemper Corporation entered into a limited liability company agreement to co-manage CSLLF. The purpose and design of the joint venture was to invest primarily in broadly syndicated senior secured loans to middle-market companies, which were purchased on the secondary market. Capitala and Trinity committed to provide $25.0 million of equity to CSLLF, with Capitala providing $20.0 million and Trinity providing $5.0 million, resulting in an 80%/20% economic ownership between the two parties. The board of directors and investment committee of CSLLF were split 50/50 between Trinity and Capitala, resulting in equal voting power between the two entities. In September 2016, the Company and Trinity elected to wind-down operations of CSLLF. During the fourth quarter of 2016, CSLLF sold all referenced assets underlying the total return swap (“TRS”) and declared final distributions, inclusive of dividends and return of capital, in December 2016.

Because the TRS was wound down in a prior period, only comparative period disclosures are included herein. For the years ended December 31, 2016 and December 31, 2015, the Company received $1.8 million and $0.9 million, respectively, in dividend income from its equity interest in CSLLF. For the year ended December 31, 2016, CSLLF declared a return of capital distribution to the Company in the amount of $20.0 million, which included $19.9 million in cash received in December 2016, and $0.1 million paid in the first quarter of 2017.

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

CSLLF’s receivable due on the TRS represents realized amounts from payments on underlying loans in the total return swap portfolio. At December 31, 2016, the receivable due on TRS was $0.1 million, and is recorded on CSLLF’s statement of assets and liabilities below. CSLLF does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the statement of assets and liabilities as of December 31, 2016.

Transactions in TRS contracts during the year ended December 31, 2016 resulted in $2.3 million in realized gains and $2.8 million in unrealized appreciation. Transactions in TRS contracts during the year ended December 31, 2015 resulted in $1.4 million in realized gains and $(2.8) million in unrealized depreciation, which is recorded on CSLLF’s statements of operations below.

The following represents the volume of the CSLLF’s derivative transactions during the years ended December 31, 2016 and 2015 (dollars in thousands):

	For the year ended December 31, 2016	For the year ended December 31, 2015(1)
Average notional par amount of contract	$56,681	$61,306

(1)	Average calculated from period of TRS inception, March 27, 2015 to December 31, 2015.

Below is certain summarized financial information for CSLLF as of December 31, 2016 and for the years ended December 31, 2016, and December 31, 2015 (dollars in thousands):

Selected Statements of Assets and Liabilities:

As of December 31, 2016
ASSETS
Receivable due on Total Return Swap	$82
Total assets	$82
LIABILITIES
Distribution payable	$82
Total liabilities	$82
NET ASSETS
Total net assets	$—
Total liabilities and net assets	$82

Selected Statements of Operations Information:

	For the Year Ended December 31, 2016	For the period from March 27, 2015 to December 31, 2015
Administrative and legal expenses	$(193)	$(104)
Net operating loss	$(193)	$(104)
Net realized gain on Total Return Swap	$2,306	$1,366
Net change in unrealized appreciation (depreciation) on Total Return Swap	2,828	(2,828)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$4,941	$(1,566)

Results of Operations

Our operating results for the years ended December 31, 2017, 2016 and 2015 are as follows (dollars in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Total investment income	$51,089	$68,312	$63,976
Total expenses, net of fee waivers	35,565	39,272	38,649
Net investment income	15,524	29,040	25,327
Total realized gain (loss) from investments	(24,189)	(22,766)	5,436
Net unrealized appreciation (depreciation) on investments	7,049	5,594	(16,913)
Net unrealized depreciation on written call option	(4,079)	(2,716)	—
Tax provision	(1,289)	—	—
Net increase (decrease) in net assets resulting from operations	$(6,984)	$9,152	$13,850

Investment income

The composition of our investment income for the years ended December 31, 2017, 2016 and 2015 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Interest income	$40,462	$54,990	$50,586
Fee income	2,027	4,118	5,944
Payment-in-kind interest and dividend income	7,143	6,300	5,084
Dividend income	1,221	2,792	2,101
Interest from cash and cash equivalents	111	27	5
Other income	125	85	256
Total investment income	$51,089	$68,312	$63,976

The income reported as interest income and PIK interest and dividend income is generally based on the stated rates as disclosed in our consolidated schedule of investments. Accretion of discounts paid for purchased loans are included in interest income as an adjustment to yield. As a general rule, our interest income and PIK interest and PIK dividend income are recurring in nature.

We also generate fee income primarily through origination fees charged for new investments, and secondarily via amendment fees, consent fees, prepayment penalties, and other fees. While fee income is typically non-recurring for each investment, most of our new investments include an origination fee; as such, fee income is dependent upon our volume of directly originated investments and the fee structure associated with those investments.

We earn dividends on certain equity investments within our investment portfolio. As noted in our consolidated schedule of investments, some investments are scheduled to pay a periodic dividend, though these recurring dividends do not make up a significant portion of our total investment income. We may, and have received, more substantial one-time dividends from our equity investments.

For the year ended December 31, 2017, total investment income decreased by $17.2 million, or 25.2%, compared to the year ended December 31, 2016. The decrease from the prior year was driven primarily by a $14.5 million decline in interest income, from $55.0 million for the year ended December 31, 2016, to $40.5 million for the year ended December 31, 2017. The decline in interest income was caused by a decline in average outstanding debt investments, and an increase in average non-accrual debt investments. Fee income declined by $2.1 million compared to the prior year, from $4.1 million for the year ended December 31, 2016 to $2.0 million for the year ended December 31, 2017. For the year ended December 31, 2017, we generated $1.2 million in origination fees from new deployments and $0.8 million in other fees. Comparatively, for the year ended December 31, 2016, we generated $2.1 million in origination fees from new deployments and $2.0 million in other fees. Dividend income decreased from $2.8 million for the year ended December 31, 2016 to $1.2 million for the year ended December 31, 2017, mostly driven by a $1.8 million decrease in dividends paid by CSLLF. PIK income increased $0.8 million compared to the prior year, from $6.3 million for the year ended December 31, 2016 to $7.1 million for the year ended December 31, 2017. The increase in PIK income was primarily due to investments restructured during the year ended December 31, 2017 that provided for an increase in the PIK rate being charged.

For the year ended December 31, 2016, total investment income increased by $4.3 million, or 6.8%, compared to the year ended December 31, 2015. The increase from the prior period relates primarily to higher interest and PIK income from a larger average investment portfolio. For the year ended December 31, 2016, we generated $2.1 million in origination fees from new deployments and $2.0 million in other fees. Comparatively, for the year ended December 31, 2015, we generated $3.5 million in origination fees from new deployments and $2.4 million in other fees. The year over year decline in origination fee income was due to a decline in investment originations. Dividend income increased from $2.1 million for the year ended December 31, 2015 to $2.8 million for the year ended December 31, 2016, mostly driven by a $0.9 million increase in dividends paid by CSLLF.

Operating expenses

The composition of our expenses for the years ended December 31, 2017, 2016 and 2015 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Interest and financing expenses	$18,825	$19,711	$19,022
Loss on extinguishment of debt	2,732	—	—
Base management fee	9,780	10,588	10,590
Incentive fees, net of incentive fee waiver	350	5,169	4,985
General and administrative expenses	3,878	3,804	4,052
Total expenses, net of fee waivers	$35,565	$39,272	$38,649

For the year ended December 31, 2017, operating expenses decreased by $3.7 million, or 9.4%, compared to the year ended December 31, 2016. For the year ended December 31, 2017, we recognized a $2.7 million loss on extinguishment of debt related to repayment of the 7.125% fixed-rate notes due 2021. The increase in expenses related to the loss on extinguishment of debt was offset by (i) a decline in base management fees, from $10.6 million for the year ended December 31, 2016, to $9.8 million for the year ended December 31, 2017 due to lower average assets under management, (ii) a decline in incentive fees, net of incentive fee waiver, from $5.2 million for the year ended December 31, 2016 to $0.4 million for the year ended December 31, 2017, due to lower pre-incentive fee net investment income, and (iii) a decline in interest and financing expenses, from $19.7 million for the year ended December 31, 2016 to $18.8 million for the year ended December 31, 2017, primarily due to a lower average debt balance outstanding during the period.

For the year ended December 31, 2016, operating expenses increased by $0.6 million, or 1.6%, compared to the year ended December 31, 2015. The increase from the prior period was primarily due to an increase in interest and financing expenses due to a larger average outstanding balance on the senior secured revolving credit agreement (the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lender party thereto for the year ended December 31, 2016 compared to the year ended December 31, 2015. Other expenses remained relatively unchanged year over year.

Net realized gains (losses) on sales of investments

During the years ended December 31, 2017, 2016, and 2015, we recognized $(24.2) million, $(22.8) million and $5.4 million of net realized gains (losses) on our portfolio investments, respectively.

Net unrealized appreciation (depreciation) on investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the years ended December 31, 2017, 2016, and 2015, we had $7.0 million, $5.6 million and $(16.9) million of unrealized appreciation (depreciation) on investments, respectively.

Net unrealized depreciation on Written Call option

For the years ended December 31, 2017, 2016 and 2015 we had net unrealized depreciation on the Written Call Option of $4.1 million, $2.7 million, and $0.0 million, respectively.

Tax provision

For the year ended December 31, 2017, we recorded a tax provision of $1.3 million. For the years ended December 31, 2016 and 2015, we recorded a tax provision of $0.0 million.

Changes in net assets resulting from operations

For the years ended December 31, 2017, 2016, and 2015 we recorded a net increase (decrease) in net assets resulting from operations of $(7.0) million, $9.2 million, and $13.9 million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2017, 2016, and 2015 our per share net increase (decrease) in net assets resulting from operations was $(0.44), $0.58 and $0.91, respectively.

Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in five portfolio companies that are considered significant subsidiaries under the guidance in Regulation S-X, but are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each such portfolio company, along with summarized financial information as of December 31, 2017 and December 31, 2016, and for the three years in the period then ended.

CableOrganizer Acquisition, LLC

CableOrganizer Acquisition, LLC, a Delaware limited liability company that began operations on April 23, 2013, is a leading online provider of cable and wire management products. The income the Company generated from CableOrganizer Acquisition, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $1.8 million, $1.9 million, and $0.4 million for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

Eastport Holdings, LLC

Eastport Holdings, LLC, an Ohio limited liability company organized on November 1, 2011, is a holding company consisting of marketing and advertising companies located across the U.S. The income the Company generated from Eastport Holdings, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $11.4 million and $14.3 million for the years ended December 31, 2017 and December 31, 2016, respectively. The Company invested in the portfolio company in January 2016. As such, comparative financial information for the year ended December 31, 2015 is not presented.

Kelle’s Transport Service, LLC

Kelle’s Transport Service, LLC, a Delaware limited liability company organized on March 28, 2014, provides temperature sensitive transportation services throughout North America. The income (loss) the Company generated from Kelle’s Transport Service, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, realized losses, and unrealized appreciation (depreciation), was $(6.9) million, $(1.2) million, and $3.0 million for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

Navis Holdings, Inc.

Navis Holdings, Inc., incorporated in Delaware on December 21, 2010, designs and manufactures leading machinery for the global knit and woven finishing textile industries. The income the Company generated from Navis Holdings, Inc., which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation) was $0.7 million, $1.9 million, and $4.2 million for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

On-Site Fuel Services, Inc.

On-Site Fuel Services, Inc. is a 100% owned subsidiary of On-Site Fuel Holdings, Inc., which was incorporated in Delaware on December 19, 2011. On-Site Fuel Services, Inc. provides fueling services for commercial and government vehicle fleets throughout the southeast U.S. The income (loss) the Company generated from On-Site Fuel Service, Inc., which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $0.1 million, $4.5 million, and $(3.2) million for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

The summarized financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):

	As of
Balance Sheet – CableOrganizer Acquisition, LLC	December 31, 2017	December 31, 2016
Current assets	$5,286	$5,589
Noncurrent assets	9,664	9,872
Total assets	$14,950	$15,461
Current liabilities	$5,207	$4,219
Noncurrent liabilities	12,373	11,882
Total liabilities	$17,580	$16,101
Total deficit	$(2,630)	$(640)

	For the year ended
Statements of Operations – CableOrganizer Acquisition, LLC	December 31, 2017	December 31, 2016	December 31, 2015
Net sales	$27,134	$23,277	$25,315
Cost of goods sold	19,778	15,715	16,878
Gross profit	$7,356	$7,562	$8,437
Other expenses	$9,345	$10,344	$10,008
Loss before income taxes	(1,989)	(2,782)	(1,571)
Net loss	$(1,989)	$(2,782)	$(1,571)

	As of
Balance Sheet – Eastport Holdings, LLC	December 31, 2017	December 31, 2016
Current assets	$94,186	$96,175
Noncurrent assets	185,087	145,802
Total assets	$279,273	$241,977
Current liabilities	$142,250	$157,622
Noncurrent liabilities	70,765	41,355
Total liabilities	$213,015	$198,977
Total equity	$66,258	$43,000

	For the year ended
Statement of Operations – Eastport Holdings, LLC	December 31, 2017	December 31, 2016
Net sales	$556,895	$499,986
Cost of goods sold	411,167	377,036
Gross profit	$145,728	$122,950
Other expenses	$134,231	$111,677
Income before income taxes	11,497	11,273
Income tax provision	628	—
Net income	$10,869	$11,273

	As of
Balance Sheet – Kelle’s Transport Service, LLC	December 31, 2017	December 31, 2016
Current assets	$6,734	$8,554
Noncurrent assets	11,801	13,237
Total assets	$18,535	$21,791
Current liabilities	$11,092	$4,655
Noncurrent liabilities	17,693	14,962
Total liabilities	$28,785	$19,617
Total equity (deficit)	$(10,250)	$2,174

	For the year ended
Statements of Operations – Kelle’s Transport Service, LLC	December 31, 2017	December 31, 2016	December 31, 2015
Net sales	$51,405	$65,471	$66,942
Cost of goods sold	49,343	55,859	54,027
Gross profit	$2,062	$9,612	$12,915
Other expenses	$14,077	$12,804	$12,071
Income (loss) before income taxes	(12,015)	(3,192)	844
Income tax provision	5	44	50
Net income (loss)	$(12,020)	$(3,236)	$794

	As of
Balance Sheet – Navis Holdings, Inc.	December 31, 2017	December 31, 2016
Current assets	$4,721	$4,655
Noncurrent assets	2,950	3,446
Total assets	$7,671	$8,101
Current liabilities	$1,941	$2,448
Noncurrent liabilities	6,973	6,719
Total liabilities	$8,914	$9,167
Total deficit	$(1,243)	$(1,066)

	For the year ended
Statements of Operations – Navis Holdings, Inc.	December 31, 2017	December 31, 2016	December 31, 2015
Net sales	$13,948	$17,803	$17,076
Cost of goods sold	8,724	10,933	11,087
Gross profit	$5,224	$6,870	$5,989
Other expenses	$4,647	$5,070	$5,414
Income before income taxes	577	1,800	575
Income tax provision	229	701	343
Net income	$348	$1,099	$232

	As of
Balance Sheet – On-Site Fuel Services, Inc.	December 31, 2017	December 31, 2016
Current assets	$28,064	$13,079
Noncurrent assets	26,807	16,314
Total assets	$54,871	$29,393
Current liabilities	$32,626	$16,498
Noncurrent liabilities	34,515	19,903
Total liabilities	$67,141	$36,401
Total deficit	$(12,270)	$(7,008)

	For the year ended
Statements of Operations – On-Site Fuel Service, Inc.	December 31, 2017	December 31, 2016	December 31, 2015
Net sales	$157,774	$110,412	$114,137
Cost of goods sold	149,436	101,714	106,668
Gross profit	$8,338	$8,698	$7,469
Other expenses	$13,600	$13,682	$13,592
Loss before income taxes	(5,262)	(4,984)	(6,123)
Income tax provision	—	14	1,967
Net loss	$(5,262)	$(4,998)	$(8,090)

Financial Condition, Liquidity and Capital Resources

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our stockholders, and repay indebtedness.

On September 30, 2013, we issued 4,000,000 shares at $20.00 per share in our IPO, yielding net proceeds of $74.25 million.

On October 17, 2014, we entered into the Credit Facility. On June 16, 2017, we entered into an amendment to our Credit Facility with ING Capital, LLC (the “Amendment”). Pursuant to the Amendment, the Credit Facility currently provides for borrowings up to $114.5 million and may be increased up to $200.0 million pursuant to its “accordion” feature. The Credit Facility matures on June 16, 2021. As of December 31, 2017, we had $9.0 million outstanding and $105.5 million available under the Credit Facility.

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

As of December 31, 2017, Fund II had $26.2 million in regulatory capital and $20.7 million in SBA-guaranteed debentures outstanding and Fund III had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding. In addition to our existing SBA-guaranteed debentures, we may, if permitted by regulation, seek to issue additional SBA-guaranteed debentures as well as other forms of leverage and borrow funds to make investments. On June 10, 2014, we received an exemptive order from the SEC exempting us, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the 1934 Act, with respect to Fund II and Fund III. We intend to comply with the conditions of the order.

As of December 31, 2017, we had $31.2 million in cash and cash equivalents, and our net assets totaled $221.9 million.

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

A summary of our significant contractual payment obligations as of December 31, 2017 are as follows (dollars in thousands):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
SBA Debentures	$—	$24,000	$121,700	$25,000	$170,700
2022 Notes	—	—	75,000	—	75,000
2022 Convertible Notes	—	—	52,088	—	52,088
Credit Facility	—	—	9,000	—	9,000
Total Contractual Obligations	$—	$24,000	$257,788	$25,000	$306,788

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

The following tables summarize our distributions declared from January 2, 2015 through December 31, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
January 3, 2017	January 20, 2017	January 30, 2017	$0.1300
January 3, 2017	February 20, 2017	February 27, 2017	0.1300
January 3, 2017	March 23, 2017	March 30, 2017	0.1300
April 3, 2017	April 19, 2017	April 27, 2017	0.1300
April 3, 2017	May 23, 2017	May 29, 2017	0.1300
April 3, 2017	June 24, 2017	June 29, 2017	0.1300
July 3, 2017	July 21, 2017	July 28, 2017	0.1300
July 3, 2017	August 23, 2017	August 30, 2017	0.1300
July 3, 2017	September 20, 2017	September 28, 2017	0.1300
October 2, 2017	October 23, 2017	October 30, 2017	0.0833
October 2, 2017	November 21, 2017	November 29, 2017	0.0833
October 2, 2017	December 20, 2017	December 28, 2017	0.0833
Total Distributions Declared and Distributed for 2017			$1.42

Date Declared	Record Date	Payment Date	Amount Per Share
January 4, 2016	January 22, 2016	January 28, 2016	$0.1567
January 4, 2016	February 19, 2016	February 26, 2016	0.1567
January 4, 2016	March 22, 2016	March 30, 2016	0.1567
April 1, 2016	April 22, 2016	April 28, 2016	0.1567
April 1, 2016	May 23, 2016	May 30, 2016	0.1567
April 1, 2016	June 21, 2016	June 29, 2016	0.1567
July 1, 2016	July 22, 2016	July 29, 2016	0.1567
July 1, 2016	August 22, 2016	August 30, 2016	0.1567
July 1, 2016	September 22, 2016	September 29, 2016	0.1567
September 22, 2016	October 21, 2016	October 28, 2016	0.1300
September 22, 2016	November 21, 2016	November 29, 2016	0.1300
September 22, 2016	December 21, 2016	December 29, 2016	0.1300
Total Distributions Declared and Distributed for 2016			$1.80

Date Declared	Record Date	Payment Date	Amount Per Share
January 2, 2015	January 22, 2015	January 29, 2015	$0.1567
January 2, 2015	February 20, 2015	February 26, 2015	0.1567
January 2, 2015	March 23, 2015	March 30, 2015	0.1567
February 26, 2015	March 23, 2015(1)	March 30, 2015	0.0500
February 26, 2015	April 23, 2015(1)	April 29, 2015	0.0500
February 26, 2015	May 21, 2015(1)	May 28, 2015	0.0500
February 26, 2015	June 22, 2015(1)	June 29, 2015	0.0500
February 26, 2015	July 23, 2015(1)	July 30, 2015	0.0500
February 26, 2015	August 21, 2015(1)	August 28, 2015	0.0500
February 26, 2015	September 23, 2015(1)	September 29, 2015	0.0500
February 26, 2015	October 23, 2015(1)	October 29, 2015	0.0500
February 26, 2015	November 20, 2015(1)	November 27, 2015	0.0500
February 26, 2015	December 22, 2015(1)	December 30, 2015	0.0500
April 1, 2015	April 23, 2015	April 29, 2015	0.1567
April 1, 2015	May 21, 2015	May 28, 2015	0.1567
April 1, 2015	June 22, 2015	June 29, 2015	0.1567
July 1, 2015	July 23, 2015	July 30, 2015	0.1567
July 1, 2015	August 21, 2015	August 28, 2015	0.1567
July 1, 2015	September 23, 2015	September 29, 2015	0.1567
October 1, 2015	October 23, 2015	October 29, 2015	0.1567
October 1, 2015	November 20, 2015	November 27, 2015	0.1567
October 1, 2015	December 22, 2015	December 30, 2015	0.1567
Total Distributions Declared and Distributed for 2015			$2.38

(1)	On February 26, 2015, the Company’s Board declared a special distribution of $0.50 per share of the Company’s common stock, which was paid monthly over the remainder of 2015.

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

Off-balance Sheet Arrangements

As of December 31, 2017, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $3.1 million (Portrait Studio, LLC), $2.0 million (CIS Secure Computing, Inc.), $1.0 million (Kelle’s Transport Service, LLC), and $0.7 million (U.S. Well Services, LLC). As of December 31, 2016, the Company had outstanding unfunded commitments related to debt investments in an existing portfolio company of $1.2 million (On-Site Fuel Services, Inc.).

In addition to unfunded commitments related to debt investments, the Company also has extended a guaranty on behalf of one of our portfolio companies, whereby we have guaranteed $1.9 million of obligations of Kelle’s Transport Service, LLC. As of December 31, 2017 we have not been required to make payments on this or any previous guaranties, and we consider the credit risks to be remote and the fair value of this guaranty to be immaterial.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

Distributions

On January 2, 2018, our Board declared the following distributions:

Date Declared	Record Date	Payment Date	Amount Per Share
January 2, 2018	January 22, 2018	January 30, 2018	$0.0833
January 2, 2018	February 20, 2018	February 27, 2018	0.0833
January 2, 2018	March 23, 2018	March 29, 2018	0.0833
Total Distributions Declared for Fiscal 2018			$0.25

Portfolio Activity

On January 2, 2018, the Company invested $15.0 million in first lien debt and $0.5 million in membership units of US Bath Group, LLC. The debt investment has a yield of LIBOR + 9.0% with a 1.0% floor.

On January 19, 2018, the Company received $7.2 million in cash repayment for its first lien debt investment in Brunswick Bowling Products, Inc., repaid at par.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the year ended December 31, 2017, we did not engage in hedging activities.

As of December 31, 2017, we held 21 securities bearing a variable rate of interest. Our variable rate investments represent approximately 48.3% of the fair value of total debt investments. As of December 31, 2017, 8.5% of variable rate securities were yielding interest at a rate equal to the established interest rate floor or interest rate ceiling and 91.5% of variable rate securities were yielding interest at a rate above its interest rate floor, below its interest rate ceiling, or were not subject to an interest rate floor. As of December 31, 2017, we had $9.0 million outstanding on our Credit Facility, which has a variable rate of interest at one-month LIBOR + 3.0%. As of December 31, 2017, all of our other interest paying liabilities, consisting of $170.7 million in SBA-guaranteed debentures, $75.0 million in 2022 Notes, and $52.1 million in 2022 Convertible Notes, were bearing interest at a fixed rate.

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

Based on our December 31, 2017 consolidated statements of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$5,240	$(270)	$4,970
Up 200 basis points	$3,486	$(180)	$3,306
Up 100 basis points	$1,731	$(90)	$1,641
Down 100 basis points	$(1,282)	$91	$(1,191)
Down 200 basis points	$(1,361)	$143	$(1,218)
Down 300 basis points	$(1,361)	$143	$(1,218)

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Capitala Finance Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Capitala Finance Corp. (the “Company”), including the consolidated schedules of investments, as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Capitala Finance Corp. at December 31, 2017 and 2016, the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2017 and 2016 by correspondence with the custodian and directly with management or designees of the portfolio companies, as applicable. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Charlotte, North Carolina
February 27, 2018

Capitala Finance Corp.

Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share data)

	As of
	December 31, 2017	December 31, 2016
ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $298,132 and $391,706, respectively)	$288,374	$393,525
Affiliate investments (amortized cost of $77,336 and $39,279, respectively)	103,957	61,464
Control investments (amortized cost of $89,559 and $82,791, respectively)	107,608	86,650
Total investments at fair value (amortized cost of $465,027 and $513,776, respectively)	499,939	541,639
Cash and cash equivalents	31,221	36,281
Interest and dividend receivable	2,976	5,735
Due from related parties	95	182
Prepaid expenses	309	506
Other assets	55	72
Total assets	$534,595	$584,415
LIABILITIES
SBA debentures (net of deferred financing costs of $2,300 and $2,911, respectively)	$168,400	$167,789
2021 Notes (net of deferred financing costs of $0 and $3,025, respectively)	—	110,413
2022 Notes (net of deferred financing costs of $2,496 and $0, respectively)	72,504	—
2022 Convertible Notes (net of deferred financing costs of $1,583 and $0, respectively)	50,505	—
Credit Facility (net of deferred financing costs of $1,293 and $759, respectively)	7,707	43,241
Due to related parties	—	35
Management and incentive fee payable	2,172	6,426
Interest and financing fees payable	3,141	2,657
Accounts payable and accrued expenses	—	536
Trade settlement payable	175	—
Deferred tax liability, net	1,289	—
Written call option at fair value (proceeds of $20 and $20, respectively)	6,815	2,736
Total liabilities	$312,708	$333,833
Commitments and contingencies (Note 2)
NET ASSETS
Common stock, par value $.01, 100,000,000 common shares authorized, 15,951,231 and 15,868,045 common shares issued and outstanding, respectively	$160	$159
Additional paid in capital	241,027	240,184
Undistributed net investment income	15,854	22,973
Accumulated net realized losses from investments	(61,982)	(37,881)
Net unrealized appreciation on investments, net of deferred taxes	33,623	27,863
Net unrealized depreciation on written call option	(6,795)	(2,716)
Total net assets	$221,887	$250,582
Total liabilities and net assets	$534,595	$584,415
Net asset value per share	$13.91	$15.79

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the Year Ended December 31
	2017	2016	2015
INVESTMENT INCOME
Interest and fee income:
Non-control/non-affiliate investments	$31,084	$42,667	$39,535
Affiliate investments	4,509	5,723	11,589
Control investments	6,896	10,718	5,406
Total interest and fee income	42,489	59,108	56,530
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	4,503	4,965	2,644
Affiliate investments	1,898	383	1,363
Control investments	742	952	1,077
Total payment-in-kind interest and dividend income	7,143	6,300	5,084
Dividend income:
Non-control/non-affiliate investments	225	263	617
Affiliate investments	641	115	115
Control investments	355	2,414	1,369
Total dividend income	1,221	2,792	2,101
Other Income	125	85	256
Interest income from cash and cash equivalents	111	27	5
Total investment income	51,089	68,312	63,976
EXPENSES
Interest and financing expenses	18,825	19,711	19,022
Loss on extinguishment of debt	2,732	—	—
Base management fee	9,780	10,588	10,590
Incentive fees	1,308	6,842	6,043
General and administrative expenses	3,878	3,804	4,052
Expenses before incentive fee waiver	36,523	40,945	39,707
Incentive fee waiver (See Note 7)	(958)	(1,673)	(1,058)
Total expenses, net of fee waivers	35,565	39,272	38,649
NET INVESTMENT INCOME	15,524	29,040	25,327
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND WRITTEN CALL OPTION:
Net realized gain (loss) from investments:
Non-control/non-affiliate investments	(6,682)	1,261	8,758
Affiliate investments	4,926	(24,172)	(9,109)
Control investments	(22,433)	145	5,787
Net realized gain (loss) from investments	(24,189)	(22,766)	5,436
Net unrealized appreciation (depreciation) on investments:
Non-control/non-affiliate investments	(11,577)	(11,661)	(4,161)
Affiliate investments	4,436	4,124	1,142
Control investments	14,190	13,131	(13,894)
Net unrealized appreciation (depreciation) from investments	7,049	5,594	(16,913)
Net unrealized depreciation on written call option	(4,079)	(2,716)	—
Net loss on investments and written call option	(21,219)	(19,888)	(11,477)
Tax provision	(1,289)	—	—
Total net realized and unrealized gain (loss) on investments and written call option, net of taxes	(22,508)	(19,888)	(11,477)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(6,984)	$9,152	$13,850
NET INCREASE (DECREASE) IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC AND DILUTED	$(0.44)	$0.58	$0.91
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – BASIC AND DILUTED	15,903,167	15,819,175	15,210,577
DISTRIBUTIONS PAID PER SHARE	$1.42	$1.80	$2.38

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Changes in Net Assets
(in thousands, except share data)

	Common Stock		Additional Paid in Capital	Undistributed Net Investment Income	Accumulated Net Realized Gains (Losses)	Net Unrealized Appreciation (Depreciation) on Investments, net of Deferred Taxes	Net Unrealized Depreciation on Written Call Option	Total
	Number of Shares	Par Value
BALANCE, December 31, 2014	12,974,420	$130	$188,408	$12,314	$803	$39,182	$—	$240,837
Net investment income	—	—	—	25,327	—	—	—	25,327
Net realized gain from investments	—	—	—	—	5,436	—	—	5,436
Net change in unrealized depreciation on investments	—	—	—	—	—	(16,913)	—	(16,913)
Issuance of common stock, net of offering and underwriting costs	3,500,000	35	61,665	—	—	—	—	61,700
Repurchase and retirement of common stock under stock repurchase program	(774,858)	(8)	(11,992)	—	—	—	—	(12,000)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	77,783	1	1,023	—	—	—	—	1,024
Distributions declared	—	—	—	(25,673)	(10,936)	—	—	(36,609)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	—	(3,398)	3,398	—	—	—
BALANCE, December 31, 2015	15,777,345	$158	$239,104	$8,570	$(1,299)	$22,269	$—	$268,802
Net investment income	—	—	—	29,040	—	—	—	29,040
Net realized loss from investments	—	—	—	—	(22,766)	—	—	(22,766)
Net change in unrealized appreciation on investments	—	—	—	—	—	5,594	—	5,594
Net change in unrealized depreciation on written call option	—	—	—	—	—	—	(2,716)	(2,716)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	90,700	1	1,102	—	—	—	—	1,103
Distributions declared	—	—	—	(28,475)	—	—	—	(28,475)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(22)	13,838	(13,816)	—	—	—
BALANCE, December 31, 2016	15,868,045	$159	$240,184	$22,973	$(37,881)	$27,863	$(2,716)	$250,582
Net investment income	—	—	—	15,524	—	—	—	15,524
Net realized loss from investments	—	—	—	—	(24,189)	—	—	(24,189)
Net change in unrealized appreciation on investments	—	—	—	—	—	7,049	—	7,049
Net change in unrealized depreciation on written call option	—	—	—	—	—	—	(4,079)	(4,079)
Tax provision	—	—	—	—	—	(1,289)	—	(1,289)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	83,186	1	864	—	—	—	—	865
Distributions declared	—	—	—	(22,576)	—	—	—	(22,576)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(21)	(67)	88	—	—	—
BALANCE, December 31, 2017	15,951,231	$160	$241,027	$15,854	$(61,982)	$33,623	$(6,795)	$221,887

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(6,984)	$9,152	$13,850
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(82,750)	(120,844)	(260,640)
Repayments and sales of investments	115,810	163,564	142,713
Net realized (gain) loss on investments	24,189	22,766	(5,436)
Net unrealized (appreciation) depreciation on investments	(7,049)	(5,594)	16,913
Payment-in-kind interest and dividends	(7,143)	(6,300)	(5,084)
Accretion of original issue discount on investments	(1,357)	(2,775)	(585)
Proceeds from written call option	—	20	—
Net unrealized depreciation on written call option	4,079	2,716	—
Amortization of deferred financing fees	2,100	2,149	1,966
Loss on extinguishment of debt	2,732	—	—
Tax provision	1,289	—	—
Changes in assets and liabilities:
Interest and dividend receivable	2,759	(345)	(2,277)
Due from related parties	87	74	262
Prepaid expenses	197	(3)	12
Other assets	17	36	166
Due to related parties	(35)	29	(2)
Management and incentive fee payable	(4,254)	4,739	1,528
Interest and financing fees payable	484	(330)	85
Accounts payable and accrued expenses	(536)	69	145
Trade settlement payable	175	—	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	43,810	69,123	(96,384)
CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns on SBA debentures	—	(13,500)	(8,000)
Proceeds from Credit Facility	9,000	29,000	105,000
Payments to Credit Facility	(44,000)	(55,000)	(35,000)
Issuance of 2022 Notes	75,000	—	—
Issuance of 2022 Convertible Notes	52,088	—	—
Repayment of 2021 Notes	(113,438)	—	—
Issuance of common stock, net of offering and underwriting costs	—	—	61,700
Distributions paid to shareholders	(21,711)	(27,372)	(35,585)
Repurchases of common stock under stock repurchase program	—	—	(12,000)
Deferred financing fees paid	(5,809)	(75)	(733)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(48,870)	(66,947)	75,382
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,060)	2,176	(21,002)
CASH AND CASH EQUIVALENTS, beginning of year	36,281	34,105	55,107
CASH AND CASH EQUIVALENTS, end of year	$31,221	$36,281	$34,105
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$15,503	$17,591	$16,349
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Distributions paid through dividend reinvestment plan share issuances	$865	$1,103	$1,024

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments
(in thousands, except for units/shares)
December 31, 2017

Portfolio Company, Country(1),(2),(3),(4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Non-control/non-affiliated investments – 130.0%
Non-control/non-affiliated investments – United States
3 Bridge Solutions, LLC	IT Consulting	First Lien Debt (10.38% Cash (1 month LIBOR + 9.0%, 1% Floor), Due 12/4/22)	$11,250	$11,250	$11,250	5.1%
3 Bridge Solutions, LLC	IT Consulting	Preferred Units (965,250 units, 8% PIK)(5)		971	971	0.4%
3 Bridge Solutions, LLC	IT Consulting	Membership Units (39,000 units)		10	10	0.0%
				12,231	12,231	5.5%
Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (11.74% Cash, Due 12/18/22)(6)	13,000	13,000	13,000	5.9%
Alternative Biomedical Solutions, LLC	Healthcare	Membership Units (20,092 units)		800	800	0.4%
				13,800	13,800	6.3%
American Clinical Solutions, LLC	Healthcare	First Lien Debt (10.5% Cash, 1% PIK, Due 6/11/20)	9,068	9,068	7,568	3.4%
				9,068	7,568	3.4%
American Exteriors, LLC	Replacement Window Manufacturer	First Lien Debt (10% PIK, Due 1/1/19)(7)(8)	8,287	5,679	1,880	0.8%
American Exteriors, LLC	Replacement Window Manufacturer	Common Stock Warrants (10% fully diluted)		—	—	0.0%
				5,679	1,880	0.8%
AmeriMark Direct, LLC	Consumer Products	First Lien Debt (12.75% Cash, Due 9/8/21)	19,100	18,713	19,100	8.6%
				18,713	19,100	8.6%
B&W Quality Growers, LLC	Farming	Membership Unit Warrants (91,739 Units)		—	5,581	2.5%
				—	5,581	2.5%
BigMouth, Inc.	Consumer Products	First Lien Debt (13.3% Cash, Due 11/14/21)(6)	9,790	9,790	9,790	4.4%
BigMouth, Inc.	Consumer Products	Series A Preferred Stock (350,000 shares, 8% PIK)(5)		382	722	0.3%
				10,172	10,512	4.7%
Bluestem Brands, Inc.	Online Merchandise Retailer	First Lien Debt (9.07% Cash (1 month LIBOR + 7.5%, 1% Floor), Due 11/7/20)	4,029	3,965	3,755	1.7%
				3,965	3,755	1.7%
Brunswick Bowling Products, Inc.	Bowling Products	First Lien Debt (8% Cash (1 month LIBOR + 6%, 2% Floor), Due 5/22/20)	1,600	1,600	1,600	0.7%
Brunswick Bowling Products, Inc.	Bowling Products	First Lien Debt (16.25% Cash (1 month LIBOR + 14.25%, 2% Floor), Due 5/22/20)	5,586	5,586	5,586	2.5%
				7,186	7,186	3.2%
Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	2,767	1.2%
				5	2,767	1.2%
California Pizza Kitchen, Inc.	Restaurant	Second Lien Debt (11.57% Cash (1 month LIBOR + 10%, 1% Floor), Due 8/23/23)	5,000	4,880	4,880	2.2%
				4,880	4,880	2.2%
Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)		258	54	0.0%
Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock Warrants (655,908 units)(9)		264	120	0.1%
				522	174	0.1%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2017

Portfolio Company, Country(1),(2),(3),(4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Cedar Electronics Holding Corp.	Consumer Electronics	Subordinated Debt (12% Cash, Due 12/26/20)(7)	$21,550	$21,550	$3,498	1.6%
				21,550	3,498	1.6%
CIS Secure Computing, Inc.	Government Services	First Lien Debt (9.88% Cash (1 month LIBOR + 8.5%, 1% Floor), 1% PIK, Due 9/14/22)(10)	9,116	9,116	9,116	4.1%
CIS Secure Computing, Inc.	Government Services	Common Stock (46,163 shares)		1,000	1,204	0.5%
				10,116	10,320	4.6%
Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9% Cash, 2% PIK, Due 11/29/21)	18,159	18,159	16,995	7.7%
Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	393	0.2%
				19,734	17,388	7.9%
Currency Capital, LLC	Financial Services	First Lien Debt (12.38% Cash (1 month LIBOR + 11%, 0.50% Floor) Due 1/20/22)(11)	17,000	17,000	17,000	7.7%
Currency Capital, LLC	Financial Services	Class A Preferred Units (2,000,000 units)(11)		2,000	1,905	0.9%
				19,000	18,905	8.6%
Flavors Holdings, Inc.	Food Product Manufacturer	First Lien Debt (7.44% Cash (3 month LIBOR + 5.75%, 1% Floor), Due 4/3/20)	6,700	6,589	5,911	2.7%
Flavors Holdings, Inc.	Food Product Manufacturer	Second Lien Debt (11.69% Cash (3 month LIBOR + 10%, 1% Floor), Due 10/3/21)	12,000	11,740	10,311	4.6%
				18,329	16,222	7.3%
Nth Degree, Inc.	Business Services	First Lien Debt (8.38% Cash (1 month LIBOR + 7%, 1% Floor), 1% PIK, Due 12/14/20)	8,833	8,833	8,833	4.0%
Nth Degree, Inc.	Business Services	First Lien Debt (12.88% Cash (1 month LIBOR + 11.5%, 1% Floor), 2% PIK, Due 12/14/20)	7,200	7,200	7,200	3.2%
Nth Degree, Inc.	Business Services	Preferred Stock (2,400 Units, 10% PIK dividend)(5)		2,938	11,140	5.0%
				18,971	27,173	12.2%
Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (12% Cash, 4% PIK, Due 7/17/19)	9,014	8,964	9,014	4.1%
				8,964	9,014	4.1%
Spectra Services Holdings, LLC	Refrigeration/HVAC services	First Lien Debt (10% Cash, 4% PIK, Due 12/27/22)	7,450	7,450	7,450	3.4%
Spectra Services Holdings, LLC	Refrigeration/HVAC services	Class A Units (1,283,823 units, 4% Cash dividend, 11% PIK dividend)(5)		1,286	1,286	0.6%
Spectra Services Holdings, LLC	Refrigeration/HVAC services	Class B Units (257 units)		—	—	0.0%
				8,736	8,736	4.0%
Sur La Table, Inc.	Retail	First Lien Debt (12% Cash, Due 7/28/20)	15,000	15,000	15,000	6.8%
				15,000	15,000	6.8%
Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	1,316	0.6%
				758	1,316	0.6%
Vintage Stock, Inc.	Specialty Retail	First Lien Debt (13.86% Cash (1 month LIBOR + 12.5%, 0.5% floor), 3% PIK, Due 11/3/21)	20,713	20,713	20,713	9.3%
				20,713	20,713	9.3%
Vology, Inc.	Information Technology	Subordinated Debt (15% Cash (3 month LIBOR + 14%, 1% Ceiling), 4% PIK Due 6/30/20)	8,374	8,374	8,374	3.8%
				8,374	8,374	3.8%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2017

Portfolio Company, Country(1),(2),(3),(4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Western Windows Systems, LLC	Building Products	First Lien Debt (11.9% Cash, Due 7/31/20)(6)	$10,500	$10,500	$10,500	4.7%
Western Windows Systems, LLC	Building Products	Membership Units (39,860 units)		3,000	7,379	3.3%
				13,500	17,879	8.0%
Xirgo Technologies, LLC	Information Technology	Subordinated Debt (11.5% Cash, Due 3/1/22)	15,750	15,750	15,750	7.1%
Xirgo Technologies, LLC	Information Technology	Membership Units (600,000 units)		600	637	0.3%
				16,350	16,387	7.4%
Sub Total Non-control/non-affiliated investments – United States				286,316	280,359	126.4%
Non-control/non-affiliated investments – Brazil
Velum Global Credit Management, LLC	Financial Services	First Lien Debt (15% PIK, Due 12/31/17)(7)(8)(11)(12)	12,275	11,816	8,015	3.6%
				11,816	8,015	3.6%
Sub Total Non-control/non-affiliated investments – Brazil				11,816	8,015	3.6%
Sub Total Non-control/non-affiliated investments				$298,132	$288,374	130.0%
Affiliate investments – 46.8%
Affiliate investments – United States
AAE Acquisition, LLC	Industrial Equipment Rental	Second Lien Debt (8% Cash, 4% PIK, Due 8/24/19)(8)	$15,846	$15,846	$15,603	7.0%
AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (2.19% fully diluted)		17	—	0.0%
AAE Acquisition, LLC	Industrial Equipment Rental	Warrants (37.78% fully diluted)		—	—	0.0%
				15,863	15,603	7.0%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Subordinated Debt (14% Cash, Due 8/9/19)(13)	3,000	3,000	3,000	1.4%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Subordinated Debt (12% Cash, Due 8/9/19)(13)	5,828	5,828	5,828	2.6%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock (1,253,198 shares)		1,504	457	0.2%
				10,332	9,285	4.2%
City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 10/20/19)(8)	8,231	8,231	8,231	3.7%
City Gear, LLC	Footwear Retail	Preferred Membership Units (2.78% fully diluted, 9% Cash Dividend)(5)		1,269	1,269	0.6%
City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.38% fully diluted)		—	8,248	3.7%
				9,500	17,748	8.0%
GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8% PIK Dividend)(5)		2,902	3,225	1.5%
GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,932	0.9%
				2,904	5,157	2.4%
J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (6% Cash, 7% PIK, Due 6/16/19)(8)	6,368	6,368	6,170	2.8%
J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	—	0.0%
J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (6,369 shares)		—	—	0.0%
				7,186	6,170	2.8%
LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)		896	7,650	3.4%
				896	7,650	3.4%
MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12% Cash, Due 1/31/19)(8)	2,600	2,600	2,600	1.2%
MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 1/31/19)(8)	400	388	400	0.2%
MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6% PIK dividend)(5)		1,381	1,520	0.7%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2017

Portfolio Company, Country(1),(2),(3),(4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		$—	$193	0.1%
				4,369	4,713	2.2%
MTI Holdings, LLC	Retail Display & Security Services	Membership Units (2,000,000 units)(14)		—	100	0.0%
				—	100	0.0%
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)		6,958	8,528	3.8%
				6,958	8,528	3.8%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership)(14)		—	101	0.0%
				—	101	0.0%
STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares)(14)		—	93	0.0%
				—	93	0.0%
U.S. Well Services, LLC	Oil & Gas Services	First Lien Debt (7.35% Cash (1 month LIBOR + 6%, 1% floor), Due 2/2/22)(15)	$2,299	2,299	2,299	1.0%
U.S. Well Services, LLC	Oil & Gas Services	First Lien Debt (12.35% PIK (1 month LIBOR + 11%, 1% floor), Due 2/2/22)	9,516	9,516	9,516	4.3%
U.S. Well Services, LLC	Oil & Gas Services	Class A Units (5,680,688 Units)		6,259	15,004	6.8%
U.S. Well Services, LLC	Oil & Gas Services	Class B Units (2,076,298 Units)		441	955	0.4%
				18,515	27,774	12.5%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Subordinated Debt(19)		813	1,035	0.5%
				813	1,035	0.5%
Sub Total Affiliate investments – United States				$77,336	$103,957	46.8%
Control investments – 48.5%
Control investments – United States
CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (12% Cash, 4% PIK, Due 5/24/18)	$12,373	$12,373	$12,373	5.6%
CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (21.3% fully diluted)		1,394	118	0.1%
CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (10% fully diluted)		—	60	0.0%
				13,767	12,551	5.7%
Eastport Holdings, LLC	Business Services	Subordinated Debt (14.49% Cash (3 month LIBOR + 13%, 0.5% Floor), Due 4/29/20)	16,500	14,738	16,500	7.4%
Eastport Holdings, LLC	Business Services	Membership Units (33.3% ownership)(16)		4,733	26,449	11.9%
				19,471	42,949	19.3%
Kelle’s Transport Service, LLC	Transportation	First Lien Debt (4% Cash, Due 2/15/20)(17)	2,000	2,000	2,000	0.9%
Kelle’s Transport Service, LLC	Transportation	First Lien Debt (1.46% Cash, Due 2/15/20)(8)	13,674	13,669	9,560	4.3%
Kelle’s Transport Service, LLC	Transportation	Membership Units (27.5% fully diluted)		—	—	0.0%
				15,669	11,560	5.2%
Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/15/18)(8)	1,862	1,862	1,862	0.8%
Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/15/18)(8)	4,154	4,154	4,154	1.9%
Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	1,629	0.7%
				7,645	7,645	3.4%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2017

Portfolio Company, Country(1),(2),(3),(4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (15% Cash, Due 10/30/20)(8)	$6,500	$6,500	$6,500	2.9%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10% Cash Dividend)(5)		1,000	1,000	0.5%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	5,005	2.3%
				7,501	12,505	5.7%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (18% Cash, Due 12/19/18)(7)(8)	14,072	11,020	11,588	5.2%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)		3,278	—	0.0%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)		2,365	—	0.0%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,058 shares)		33	—	0.0%
				16,696	11,588	5.2%
Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt (8.56% Cash (1 month LIBOR + 7%, 2% ceiling), Due 12/31/22)(18)		1,860	1,860	0.9%
Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt (8.56% Cash (1 month LIBOR + 7%, 5% ceiling), Due 12/31/22)		4,500	4,500	2.0%
Portrait Studio, LLC	Professional and Personal Digital Imaging	Preferred Units (4,350,000 Units)		2,450	2,450	1.1%
Portrait Studio, LLC	Professional and Personal Digital Imaging	Membership Units (150,000 Units)		—	—	0.0%
				8,810	8,810	4.0%
Sub Total Control investments – United States				$89,559	$107,608	48.5%
TOTAL INVESTMENTS – 225.3%				$465,027	$499,939	225.3%
Derivatives – (3.1)%
Derivatives – United States
Eastport Holdings, LLC	Business Services	Written Call Option(16)		$(20)	$(6,815)	(3.1)%
Sub Total Derivatives – United States				$(20)	$(6,815)	(3.1)%
TOTAL DERIVATIVES – (3.1)%				$(20)	$(6,815)	(3.1)%

(1)	All investments valued using unobservable inputs (Level 3).
(2)	All investments valued by the Board of Directors.
(3)	All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.
(4)	Percentages are based on net assets of $221,887 as of December 31, 2017.
(5)	The equity investment is income producing, based on rate disclosed.
(6)	The cash rate equals the approximate current yield on our last-out portion of the unitranche facility.
(7)	Non-accrual investment.
(8)	The maturity date of the original investment has been extended.
(9)	The equity investment has an excercisable put option.
(10)	The investment has a $2.0 million unfunded commitment.
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2017, 5.0% of the Company’s total assets were non-qualifying assets.
(12)	The company is headquartered in Brazil.

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2017

(13)	In addition to the stated rate, the Company is charging 3% default interest on the investment.
(14)	The investment has been exited. The residual value reflects estimated escrow to be settled post-closing.
(15)	The investment has a $0.7 million unfunded commitment.
(16)	The Company has written a call option that enables CapitalSouth Partners Florida Sidecar Fund II, L.P. to purchase up to 31.25% of the Company’s interest at a strike price of $1.5 million. As of December 31, 2017, the fair value of the written call option is approximately $6.8 million. See Note 4 to the consolidated financial statements for further detail on the written call option transaction.
(17)	The investment has a $1.0 million unfunded commitment.
(18)	The investment has a $3.1 million unfunded commitment.
(19)	The investment has been exited. The residual value reflects estimated escrow and earnout to be settled post-closing.

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments
(in thousands, except for units/shares)
December 31, 2016

Portfolio Company, Country(4),(5),(14),(15)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Non-control/non-affiliated investments – 157.1%
Non-control/non-affiliated investments – United States
AAE Acquisition, LLC	Industrial Equipment Rental	Second Lien Debt (12% Cash, Due 3/31/18)	$11,000	$11,000	$10,755	4.3%
AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (14% fully diluted)		17	—	0.0%
				11,017	10,755	4.3%
American Clinical Solutions, LLC	Healthcare	First Lien Debt (10.5% Cash (3 month LIBOR + 9.5%, 1% Floor), Due 6/11/20)(13)	9,034	9,034	8,582	3.4%
				9,034	8,582	3.4%
American Exteriors, LLC	Replacement Window Manufacturer	First Lien Debt (10% PIK, Due 1/1/17)(1)(2)	6,456	4,679	2,571	1.0%
American Exteriors, LLC	Replacement Window Manufacturer	Common Stock Warrants (10% fully diluted)		—	—	0.0%
				4,679	2,571	1.0%
AmeriMark Direct, LLC	Consumer Products	First Lien Debt (12.75% Cash, Due 9/8/21)	19,700	19,192	19,542	7.8%
				19,192	19,542	7.8%
B&W Quality Growers, LLC	Farming	Subordinated Debt (14% Cash, Due 7/23/20)	6,000	5,996	6,000	2.4%
B&W Quality Growers, LLC	Farming	Membership Unit Warrants (91,739 Units)		20	5,779	2.3%
				6,016	11,779	4.7%
BigMouth, Inc.	Consumer Products	First Lien Debt (12.6% Cash, Due 11/14/21)(3)	10,313	10,313	10,313	4.1%
BigMouth, Inc.	Consumer Products	Series A Preferred Stock (350,000 shares, 8% PIK)(6)		354	354	0.1%
				10,667	10,667	4.2%
Bluestem Brands, Inc.	Online Merchandise Retailer	First Lien Debt (8.5% Cash (1 month LIBOR + 7.5%, 1% Floor), Due 11/7/20)	4,279	4,169	4,169	1.7%
				4,169	4,169	1.7%
Brock Holdings III, Inc.	Industrial Specialty Services	Second Lien Debt (10% Cash (1 month LIBOR + 8.25%, 1.75% Floor), Due 3/16/18)	5,000	4,935	4,750	1.9%
				4,935	4,750	1.9%
Brunswick Bowling Products, Inc.	Bowling Products	First Lien Debt (8% Cash (1 month LIBOR + 6.0%, 2% Floor), Due 5/22/20)	1,600	1,600	1,600	0.6%
Brunswick Bowling Products, Inc.	Bowling Products	First Lien Debt (16.25% Cash (1 month LIBOR + 14.25%, 2% Floor), Due 5/22/20)	5,586	5,586	5,586	2.2%
Brunswick Bowling Products, Inc.	Bowling Products	Preferred Shares (2,966 shares, 8% PIK)(6)		3,384	5,317	2.1%
				10,570	12,503	4.9%
Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	1,408	0.6%
				5	1,408	0.6%
California Pizza Kitchen, Inc.	Restaurant	Second Lien Debt (11% Cash (1 month LIBOR + 10%, 1% Floor), Due 8/23/23)	5,000	4,857	4,857	1.9%
				4,857	4,857	1.9%
Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)		258	137	0.1%
Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock Warrants (655,908 units)(7)		264	309	0.1%
				522	446	0.2%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2016

Portfolio Company, Country(4),(5),(14),(15)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Cedar Electronics Holding Corp.	Consumer Electronics	Subordinated Debt (12% Cash, Due 12/26/20)	$21,550	$21,550	$20,818	8.3%
				21,550	20,818	8.3%
Community Choice Financial, Inc.	Financial Services	First Lien Debt (18% Cash (1 month LIBOR + 17%, 1% Floor), Due 3/30/18)(1)(8)	15,000	15,000	15,000	6.0%
				15,000	15,000	6.0%
Construction Partners, Inc.	Construction Services	Second Lien Debt (11.5% Cash, Due 6/12/20)	9,500	9,500	9,500	3.8%
				9,500	9,500	3.8%
Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9% Cash, 2% PIK, Due 11/29/21)	16,267	16,267	15,648	6.2%
Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	728	0.3%
				17,842	16,376	6.5%
CSM Bakery Solutions, LLC	Bakery Supplies Distributor	Second Lien Debt (8.75% Cash (1 month LIBOR + 7.75%, 1% Floor), Due 8/7/22)	12,000	11,813	10,776	4.3%
				11,813	10,776	4.3%
Emerging Markets Communications, LLC	Satellite Communications	Second Lien Debt (10.625% Cash (1 month LIBOR + 9.625%, 1% Floor), Due 7/1/22)	5,000	4,946	5,000	2.0%
				4,946	5,000	2.0%
Flavors Holdings, Inc.	Food Product Manufacturer	First Lien Debt (6.75% Cash (1 month LIBOR + 5.75%, 1% Floor), Due 4/3/20)	7,100	6,930	6,411	2.6%
Flavors Holdings, Inc.	Food Product Manufacturer	Second Lien Debt (11% Cash (1 month LIBOR + 10%, 1% Floor), Due 10/3/21)	12,000	11,671	10,188	4.1%
				18,601	16,599	6.7%
Immersive Media Tactical Solutions, LLC	Specialty Defense Contractor	Subordinated Debt (Due 12/9/19)(9)	2,000	2,000	1,532	0.6%
				2,000	1,532	0.6%
Kelle’s Transport Service, LLC	Transportation	First Lien Debt (14% Cash, Due 3/31/19)	13,674	13,668	13,252	5.3%
Kelle’s Transport Service, LLC	Transportation	Preferred Units (1,000 units, 10% PIK Dividend)(6)		3,433	3,433	1.4%
Kelle’s Transport Service, LLC	Transportation	Common Stock Warrants (15% fully diluted)		22	171	0.1%
				17,123	16,856	6.8%
Medical Depot, Inc.	Medical Device Distributor	Subordinated Debt (14% Cash, Due 9/27/20)(1)	14,667	14,667	14,667	5.9%
Medical Depot, Inc.	Medical Device Distributor	Series C Convertible Preferred Stock (740 shares)		1,333	6,440	2.6%
				16,000	21,107	8.5%
Nielsen & Bainbridge, LLC	Home Décor Manufacturer	Second Lien Debt (10.5% Cash (6 month LIBOR + 9.25%, 1% Floor), Due 8/15/21)	15,000	14,849	14,670	5.9%
				14,849	14,670	5.9%
Nth Degree, Inc.	Business Services	First Lien Debt (8.0% Cash (1 month LIBOR + 7%, 1% Floor), 1% PIK, Due 12/14/20)	9,904	9,904	9,904	4.0%
Nth Degree, Inc.	Business Services	First Lien Debt (12.5% Cash (1 month LIBOR + 11.5%, 1% Floor), 2% PIK, Due 12/14/20)	7,351	7,351	7,351	2.9%
Nth Degree, Inc.	Business Services	Preferred Stock (10% PIK dividend)(6)		2,662	4,581	1.8%
				19,917	21,836	8.7%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2016

Portfolio Company, Country(4),(5),(14),(15)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Portrait Innovations, Inc.	Professional and Personal Digital Imaging	Subordinated Debt (12% Cash, Due 2/26/20)	$9,000	$9,000	$9,000	3.6%
				9,000	9,000	3.6%
Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (12% Cash, 4% PIK, Due 7/17/19)	10,851	10,750	10,851	4.3%
				10,750	10,851	4.3%
Sierra Hamilton, LLC	Oil & Gas Engineering and Consulting Services	First Lien Debt (12.25% Cash, Due 12/15/18)(2)	15,000	15,000	4,500	1.8%
				15,000	4,500	1.8%
Sur La Table, Inc.	Retail	First Lien Debt (12% Cash, Due 7/28/20)	15,000	15,000	15,000	6.0%
				15,000	15,000	6.0%
Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	1,001	0.4%
				758	1,001	0.4%
U.S. Well Services, LLC	Oil & Gas Services	First Lien Debt (14.1% PIK (1 month LIBOR + 13.5%, 0.5% floor), Due 5/2/19)	15,083	15,054	15,083	6.0%
				15,054	15,083	6.0%
Vintage Stock, Inc.	Specialty Retail	First Lien Debt (13.1% Cash (1 month LIBOR + 12.5%, 0.5% floor), 3% PIK, Due 11/3/21)	22,067	22,067	22,067	8.8%
				22,067	22,067	8.8%
Vology, Inc.	Information Technology	Subordinated Debt (15% Cash (3 month LIBOR + 14%, 1% Floor, 2% PIK), Due 1/24/21)	8,082	8,082	8,082	3.2%
				8,082	8,082	3.2%
Western Windows Systems, LLC	Building Products	First Lien Debt (11.7% Cash, Due 7/31/20)(3)	10,500	10,500	10,500	4.2%
Western Windows Systems, LLC	Building Products	Membership Units (39,860 units)		3,000	7,652	3.0%
				13,500	18,152	7.2%
Xirgo Technologies, LLC	Information Technology	Subordinated Debt (11.5% Cash, Due 3/1/22)	15,750	15,750	15,750	6.3%
Xirgo Technologies, LLC	Information Technology	Membership Units (400,000 units)		400	400	0.2%
				16,150	16,150	6.5%
Sub Total Non-control/non-affiliated investments – United States				380,165	381,985	152.5%
Non-control/non-affiliated investments – Brazil
Velum Global Credit Management, LLC	Financial Services	First Lien Debt (15% PIK, Due 12/31/17)(1)(8)	10,553	10,553	10,553	4.2%
				10,553	10,553	4.2%
Sub Total Non-Control/non-affiliated investments – Brazil				10,553	10,553	4.2%
Non-control/non-affiliated investments – Canada
Group Cirque du Soleil, Inc.	Entertainment	Second Lien Debt (9.25% Cash (3 month LIBOR + 8.25%, 1% Floor), Due 7/8/23)(8)	1,000	988	987	0.4%
				988	987	0.4%
Sub Total Non-Control/non-affiliated investments – Canada				988	987	0.4%
Sub Total Non-control/non – affiliated investments				$391,706	$393,525	157.1%
Affiliate investments – 24.5%
Affiliate investments – United States
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Subordinated Debt (14% Cash, Due 8/9/19)(10)	$3,000	$3,000	$3,000	1.2%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Subordinated Debt (12% Cash, Due 8/9/19)(10)	5,828	5,828	5,828	2.3%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2016

Portfolio Company, Country(4),(5),(14),(15)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock (1,253,198 shares)		$1,504	$1,248	0.5%
				10,332	10,076	4.0%
City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 9/28/17)(1)	$8,231	8,231	8,231	3.3%
City Gear, LLC	Footwear Retail	Preferred Membership Units (2.78% fully diluted, 9% Cash Dividend)(6)		1,269	1,269	0.5%
City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.38% fully diluted)		—	9,736	3.9%
				9,500	19,236	7.7%
GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8% PIK dividend)(6)		2,648	2,864	1.1%
GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,046	0.4%
				2,650	3,910	1.5%
J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13% Cash, Due 7/16/18)	6,182	6,182	6,182	2.5%
J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	—	0.0%
J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (6,369 shares)		—	—	0.0%
				7,000	6,182	2.5%
LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)		1,525	8,497	3.4%
				1,525	8,497	3.4%
MJC Holdings, LLC	Specialty Clothing	Series A Preferred Units (2,000,000 units)		1,000	5,011	2.0%
				1,000	5,011	2.0%
MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12% Cash, Due 1/31/18)(1)	2,600	2,600	2,600	1.0%
MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 1/31/18)(1)	400	388	400	0.2%
MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6% PIK dividend)(6)		1,296	1,433	0.6%
MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		—	228	0.1%
				4,284	4,661	1.9%
MTI Holdings, LLC	Retail Display & Security Services	Membership Units (2,000,000 units)(12)		—	537	0.2%
				—	537	0.2%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Subordinated Debt (13% Cash, Due 4/8/19)(1)	1,425	1,425	1,425	0.6%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership)		750	805	0.3%
				2,175	2,230	0.9%
STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares)(12)		—	109	0.0%
				—	109	0.0%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Subordinated Debt(12)		$813	$1,015	0.4%
				813	1,015	0.4%
Sub Total Affiliate investments – United States				$39,279	$61,464	24.5%
Control investments – 34.6%
Control investments – United States
CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (12% Cash, 4% PIK, Due 5/24/18)	$11,882	$11,882	$11,882	4.8%
CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (19.7% fully diluted ownership)		1,394	200	0.1%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2016

Portfolio Company, Country(4),(5),(14),(15)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (10% fully diluted ownership)		$—	$101	0.0%
				13,276	12,183	4.9%
Eastport Holdings, LLC	Business Services	Subordinated Debt (13.9% Cash (3 month LIBOR + 13%, 0.5% Floor), Due 4/29/20)	$16,500	13,982	16,500	6.6%
Eastport Holdings, LLC	Business Services	Membership Units (30.1% fully diluted)(11)		4,733	13,395	5.3%
				18,715	29,895	11.9%
Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/15/18)(1)	1,862	1,862	1,862	0.8%
Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/15/18)(1)	3,989	3,989	3,989	1.6%
Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	2,523	1.0%
				7,480	8,374	3.4%
Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (15% Cash, Due 10/30/20)(1)	6,500	6,500	6,500	2.6%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10% Cash Dividend)		1,000	1,000	0.4%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	5,634	2.2%
				7,501	13,134	5.2%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (14% Cash, 4% PIK, Due 12/19/17)(1)(2)	10,303	9,837	10,303	4.1%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)		3,278	—	0.0%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)		2,365	—	0.0%
On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,058 shares)		33	—	0.0%
				15,513	10,303	4.1%
Print Direction, Inc.	Printing Services	First Lien Debt (10% Cash, 2% PIK, Due 2/24/19)	17,316	17,316	12,761	5.1%
Print Direction, Inc.	Printing Services	Common Stock (18,543 shares)		2,990	—	0.0%
Print Direction, Inc.	Printing Services	Common Stock Warrants (820 shares)		—	—	0.0%
				20,306	12,761	5.1%
Sub Total Control investments – United States				$82,791	$86,650	34.6%
TOTAL INVESTMENTS – 216.2%				$513,776	$541,639	216.2%
Derivatives – (1.1)%
Derivatives – United States
Eastport Holdings, LLC	Business Services	Written Call Option(11)		$(20)	$(2,736)	(1.1)%
Sub Total Derivatives – United States				$(20)	$(2,736)	(1.1)%
TOTAL DERIVATIVES – (1.1)%				$(20)	$(2,736)	(1.1)%

(1)	The maturity date of the original investment has been extended.
(2)	Non-accrual investment.
(3)	The cash rate equals the approximate current yield on our last-out portion of the unitranche facility.
(4)	All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.
(5)	Percentages are based on net assets of $250,582 as of December 31, 2016.
(6)	The equity investment is income producing, based on rate disclosed.
(7)	The equity investment has an exercisable put option.

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2016

(8)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2016, 4.5% of the Company’s total assets were non-qualifying assets.
(9)	Interest rate was amended to zero. The Company is entitled to receive earn-out payments of up to $2.4 million in satisfaction of the debt.
(10)	In addition to the stated rate, the investment is paying 3% default interest.
(11)	The Company has written a call option that enables CapitalSouth Partners Florida Sidecar Fund II, L.P. to purchase up to 31.25% of the Company’s interest at a strike price of $1.5 million. As of December 31, 2016, the fair value of the written call option is approximately $2.7 million. See Note 4 to the consolidated financial statements for further detail on the written call option transaction.
(12)	The investment has been exited. The residual value reflects estimated escrow to be settled post-closing.
(13)	The portfolio company is currently being charged default interest rate of prime plus 10.5%.
(14)	All investments valued using unobservable inputs (Level 3).
(15)	All investments valued by the Board of Directors.

See accompanying notes to consolidated financial statements.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 1. Organization

Capitala Finance Corp. (the “Company”, “we”, “us”, and “our”) is an externally managed non-diversified closed-end management investment company incorporated in Maryland that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and as such, is subject to reduced public company reporting requirements. The Company commenced operations on May 24, 2013 and completed its initial public offering (“IPO”) on September 30, 2013. The Company is managed by Capitala Investment Advisors, LLC (the “Investment Advisor”), an investment adviser that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisors Act”), and Capitala Advisors Corp. (the “Administrator”) provides the administrative services necessary for the Company to operate. For U.S. federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through our subsidiaries that are licensed by the U.S. Small Business Administration (“SBA”) under the Small Business Investment Company (“SBIC”) Act, the Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests in first lien loans, second lien loans, subordinated loans, and, to a lesser extent, equity securities issued by lower middle-market companies and traditional middle-market companies.

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

During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to Capitala Finance Corp. and was legally dissolved as a standalone partnership.

The Company has formed and expects to continue to form certain consolidated taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for income tax purposes. These Taxable Subsidiaries allow the Company to make equity investments in companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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

The Company’s financial statements as of December 31, 2017 and 2016 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, Florida Sidecar, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Consolidation

As provided under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned investment company subsidiaries (Fund II, Fund III, Florida Sidecar, and the Taxable Subsidiaries) in its consolidated financial statements. The Company did not consolidate its interest in Capitala Senior Liquid Loan Fund I, LLC (“CSLLF”) during the periods it was in existence because the investment was not considered a substantially wholly owned investment company subsidiary. Further, CSLLF was a joint venture for which shared power existed relating to the decisions that most significantly impacted the economic performance of the entity. See Note 4 to the consolidated financial statements for a description of the Company’s investment in CSLLF.

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 2. Summary of Significant Accounting Policies  – (continued)

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

In determining fair value, the Company’s board of directors (the “Board”) uses various valuation approaches, and engages a third-party valuation firm, which provides an independent valuation of certain investments it reviews. In accordance with U.S. GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 2. Summary of Significant Accounting Policies  – (continued)

In estimating the fair value of portfolio investments, the Company starts with the cost basis of the investment, which includes original issue discount and payment-in-kind (“PIK”) income, if any. The transaction price is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected fair values.

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

Income Approach

The income approach utilizes a discounted cash flow methodology in which the Company estimates fair value based on the present value of expected cash flows discounted at a market rate of interest. The determination of a discount rate, or required rate of return, takes into account the portfolio company’s fundamentals and perceived credit risk. Because the majority of the Company’s portfolio companies do not have a public credit rating, determining a discount rate often involves assigning an implied credit rating based on the portfolio company’s operating metrics compared to average metrics of similar publicly rated debt. Operating metrics include, but are not limited to, EBITDA, interest coverage, leverage ratios, return on capital, and debt to equity ratios. The implied credit rating is used to assign a base discount rate range based on publicly available yields on similarly rated debt securities. The Company may apply a premium to the discount rate utilized in determining fair value when performance metrics and other qualitative information indicate that there is an additional level of uncertainty about collectability of cash flows.

Asset Approach

The asset approach values an investment based on the value of the underlying collateral securing the investment. This approach is used when the Company has reason to believe that it will not collect all principal and interest in accordance with the contractual terms of the debt agreement.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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

Non-accrual investments:  Management reviews all loans that become 90 days or more past due, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status, and will generally cease recognizing interest income and PIK interest on that loan for financial reporting purposes. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. The Company may elect to cease accruing PIK interest and continue accruing interest income in cases where a loan is currently paying its interest income but, in management’s judgment, there is a reasonable likelihood of principal loss on the loan. Non-accrual loans are returned to accrual status when the borrower’s financial condition improves such that management believes current interest and principal payments are expected to be collected.

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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

Commitments and Contingencies

As of December 31, 2017, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $3.1 million (Portrait Studio, LLC), $2.0 million (CIS Secure Computing, Inc.), $1.0 million (Kelle’s Transport Service, LLC), and $0.7 million (U.S. Well Services, LLC). As of December 31, 2016, the Company had outstanding unfunded commitments related to debt investments in an existing portfolio company of $1.2 million (On-Site Fuel Services, Inc.).

In addition to unfunded commitments related to debt investments, the Company also has extended a guaranty on behalf of one of our portfolio companies, whereby we have guaranteed $1.9 million of obligations of Kelle’s Transport Service, LLC. As of December 31, 2017 we have not been required to make payments on this or any previous guaranties, and we consider the credit risks to be remote and the fair value of this guaranty to be immaterial.

In the ordinary course of business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that could lead to the execution of these provisions against the Company. Based on its history and experience, management believes that the likelihood of such an event is remote.

On December 28, 2017, an alleged shareholder filed a putative class action complaint, Paskowitz v. Capitala Finance Corp., et al., in the United States District Court for the Central District of California (case number 2:17-cv-09251-MWF-AS) (the “Paskowitz Action”), against the Company and certain of its current officers on behalf of all persons who purchased or otherwise acquired the Company's common stock between January 4, 2016 and August 7, 2017. On January 3, 2018, another alleged shareholder filed a putative class action complaint, Sandifer v. Capitala Finance Corp., et al., in the United States District Court for the Central District of California (case number 2:18-cv-00052-MWF-AS) (the “Sandifer Action”), asserting substantially similar claims on behalf of the same putative class and against the same defendants. The complaints in the Paskowitz Action and the Sandifer Action allege certain violations of the securities laws, including, inter alia, that the defendants made certain materially false and misleading statements and omissions regarding the Company's business, operations, and prospects. On February 2, 2018, the Sandifer Action was transferred, on stipulation of the parties, to the United States District Court for the Western District of North Carolina (case number 3:18-cv-00063-MOC-DCK). The defendants filed a motion to transfer the Paskowitz Action to the United States District Court for the Western District of North Carolina on February 2, 2018, which remains pending. While the Company intends to vigorously defend itself in this litigation, the outcome of these legal proceedings cannot be predicted with certainty.

Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, are in the early stages of the proceedings, and are subject to appeal. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 2. Summary of Significant Accounting Policies  – (continued)

change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties' settlement posture and their evaluation of the strength or weakness of their case against us. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from, the matters described above. Based on information currently available, the Company does not believe that any reasonably possible losses arising from the currently pending legal matters described above will be material to the Company's results of operations or financial condition. However, in light of the inherent uncertainties involved in such matters, an adverse outcome in this litigation could materially and adversely affect the Company's financial condition, results of operations or cash flows in any particular reporting period.

In the ordinary course of business, the Company may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Company or result in direct losses to the Company. In management’s opinion, no direct losses with respect to litigation contingencies were probable as of December 31, 2017 and December 31, 2016. Management is of the opinion that the ultimate resolution of such claims, if any, will not materially affect the Company’s business, financial position, results of operations or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to litigation contingencies.

Income Taxes

The Company has elected to be treated for U.S. federal income tax purposes, and intends to comply with the requirements to qualify annually as a RIC under subchapter M of the Code and, among other things, intends to make the requisite distributions to its stockholders which will relieve the Company from U.S. federal income taxes.

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

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of December 31, 2017, and December 31, 2016, the Company recorded a net deferred tax liability of $1.3 million and $0.0 million, respectively. For the year ended December 31, 2017, the Company recorded a tax provision of $1.3 million. For the years ended December 31, 2016 and 2015, no tax provision was recorded.

In accordance with certain applicable U.S. Treasury regulations and guidance issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive its entire distribution in either cash or stock of the RIC, subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 2. Summary of Significant Accounting Policies  – (continued)

of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. For income tax purposes, the Company has paid distributions on its common stock from ordinary income in the amount of $25.2 million, $24.5 million, and $25.1 million during the tax years ended August 31, 2017, 2016 and 2015, respectively.

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of December 31, 2017 and December 31, 2016, there were no uncertain tax positions.

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

The tax years ended August 31, 2017, 2016 and 2015, and 2014 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of December 31, 2017 and 2016. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

Distributions

Distributions to common stockholders are recorded as payable on the declaration date. The amount to be paid out as a dividend is determined by the Board. Net capital gains, if any, are generally distributed at least annually, although we may decide to retain such capital gains for reinvestment.

The Company has adopted an “opt out” dividend reinvestment plan (“DRIP”) for the Company’s common stockholders. As a result, if the Company declares a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of the Company’s common stock unless a stockholder specifically “opts out” of our DRIP. If a stockholder opts out, that stockholder will receive cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in the Company’s DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes.

Company Investment Risk, Concentration of Credit Risk, and Liquidity Risk

The Investment Advisor has broad discretion in making investments for the Company. Investments will generally consist of debt and equity instruments that may be affected by business, financial market or legal

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 2. Summary of Significant Accounting Policies  – (continued)

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification (“ASC”) Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. The Company completed its initial assessment in evaluating the potential impact on its consolidated financial statements and based on its initial assessment, determined that its financial contracts are excluded from the scope of ASU 2014-09. As a result of the scope exception for financial contracts, the Company's management has determined that there will be no material changes to the recognition timing and classification of revenues and expenses; additionally, the Company's management does not expect the adoption of ASU 2014-09 to have a significant impact on its consolidated financial statement disclosures upon adoption.

Note 4. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through the Company’s subsidiaries that are licensed by the SBA under the SBIC Act, the Company offers customized financing to business owners, management teams

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 4. Investments and Fair Value Measurements  – (continued)

and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests in first lien loans, second lien loans, and subordinated loans. Most of the Company’s debt investments are coupled with equity interests, whether in the form of detachable “penny” warrants or equity co-investments made pari-passu with our borrowers’ financial sponsors. As of December 31, 2017, our portfolio consisted of investments in 47 portfolio companies with a fair value of approximately $499.9 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans or delayed draw facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt in one debt security, bifurcating the loan into a first-out tranche and last-out tranche. As of December 31, 2017, 13.7% of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

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

During the year ended December 31, 2017, the Company made approximately $82.8 million of investments and had approximately $115.8 million in repayments and sales resulting in net repayments and sales of approximately $33.0 million for the year. During the year ended December 31, 2016, the Company made approximately $120.8 million of investments and had approximately $163.6 million in repayments and sales resulting in net repayments and sales of approximately $42.8 million for the year. During the year ended December 31, 2015, the Company made approximately $260.6 million of investments and had approximately $142.7 million in repayments and sales resulting in net investments of approximately $117.9 million for the year.

During the year ended December 31, 2017, the Company funded $5.9 million of previously committed capital to existing portfolio companies. During the year ended December 31, 2017, the Company funded $76.9 million of investments in portfolio companies for which it was not previously committed to fund. During the year ended December 31, 2016, the Company funded $2.8 million of previously committed capital to existing portfolio companies. During the year ended December 31, 2016, the Company funded $118.0 million of investments in portfolio companies for which it was not previously committed to fund. During the year ended December 31, 2015, the Company funded $52.4 million of previously committed capital to existing portfolio companies. During the year ended December 31, 2015, the Company funded $208.2 million of investments in portfolio companies for which it was not previously committed to fund. In addition to investing directly in portfolio companies, the Company may assist portfolio companies in securing financing from other sources by introducing portfolio companies to sponsors or by leading a syndicate of investors to provide the portfolio companies with financing. During the year ended December 31, 2017, the Company assisted one portfolio company in obtaining indirect financing by providing a limited guarantee. During the year ended December 31, 2016, the Company did not lead any syndicates and did not assist any

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 4. Investments and Fair Value Measurements  – (continued)

portfolio companies in obtaining indirect financing. During the year ended December 31, 2015, the Company assisted one company in securing financing from other sources as part of a loan syndication.

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

The Written Call Option granted FSC II the right to purchase up to 31.25% of the Company’s equity investment in Eastport Holdings, LLC. The Written Call Option has a strike price of $1.5 million and a termination date of August 31, 2018. The fair value of the Written Call Option, which has been treated as a derivative liability and is recorded in the financial statement line item Written Call Option at fair value in the Company’s consolidated statements of assets and liabilities, was approximately $6.8 million and $2.7 million as of December 31, 2017 and 2016, respectively. For purposes of determining the fair value of the Written Call Option, the Company calculated the difference in the fair value of the underlying equity investment in Eastport Holdings, LLC and the strike price of the Written Call Option, or intrinsic value. The time value of the Written Call Option as of December 31, 2017 and 2016 was determined to be insignificant. The Written Call Option is classified as a Level 3 financial instrument.

The composition of our investments as of December 31, 2017, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$257,147	55.3%	$243,489	48.7%
Second Lien Debt	32,465	7.0	30,794	6.1
Subordinated Debt	120,235	25.8	103,385	20.7
Equity and Warrants	55,180	11.9	122,271	24.5
Total	$465,027	100.0%	$499,939	100.0%

The composition of our investments as of December 31, 2016, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total portfolio
First Lien Debt	$244,647	47.6%	$226,578	41.8%
Second Lien Debt	74,559	14.5	71,483	13.2
Subordinated Debt	148,849	29.0	150,232	27.8
Equity and Warrants	45,721	8.9	93,346	17.2
Total	$513,776	100.0%	$541,639	100.0%

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 4. Investments and Fair Value Measurements  – (continued)

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

The following table presents the fair value measurements of investments, by major class, as of December 31, 2017 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$243,489	$243,489
Second Lien Debt	—	—	30,794	30,794
Subordinated Debt	—	—	103,385	103,385
Equity and Warrants	—	—	122,271	122,271
Total	$—	$—	$499,939	$499,939

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 4. Investments and Fair Value Measurements  – (continued)

The following table presents fair value measurements of the Written Call Option as of December 31, 2017 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Written Call Option	$—	$—	$(6,815)	$(6,815)
Total	$—	$—	$(6,815)	$(6,815)

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2017 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Warrants	Total
Balance as of January 1, 2017	$226,578	$71,483	$150,232	$93,346	$541,639
Reclassifications	(7,109)	—	(9,000)	16,109	—
Repayments/sales	(26,409)	(45,804)	(22,092)	(21,505)	(115,810)
Purchases	69,722	4,000	2,730	6,298	82,750
Payment in-kind interest and dividends accrued	4,378	846	987	932	7,143
Accretion of original issue discount	274	322	761	—	1,357
Realized gain (loss) from investments	(28,356)	(1,456)	(2,000)	7,623	(24,189)
Net unrealized appreciation (depreciation) on investments	4,411	1,403	(18,233)	19,468	7,049
Balance as of December 31, 2017	$243,489	$30,794	$103,385	$122,271	$499,939

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 4. Investments and Fair Value Measurements  – (continued)

The following table provides a reconciliation of the beginning and ending balances for the Written Call Option that use Level 3 inputs for the year ended December 31, 2017 (dollars in thousands):

Written Call Option
Balance as of January 1, 2017	$(2,736)
Net unrealized depreciation on Written Call Option	(4,079)
Balance as of December 31, 2017	$(6,815)

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

The net change in unrealized appreciation (depreciation) on investments held as of December 31, 2017 and 2016 was $(1.6) million and $3.9 million, respectively, and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 4. Investments and Fair Value Measurements  – (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets (liabilities) as of December 31, 2017 were as follows:

	Fair Value (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
First lien debt	$211.2	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	8.6% – 21.2% (13.5%) 1.7x – 7.0x (3.6x) $1.8 million – $131.2 million ($21.1 million)
First lien debt	$32.3	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple Adjusted EBITDA	4.0x – 7.0x (5.5x) $2.1 million – $3.1 million ($2.6 million)
Second lien debt	$30.8	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	11.6% – 17.6% (14.4%) 4.9x – 7.0x (6.0x) $7.3 million – $78.5 million ($41.1 million)
Subordinated debt	$64.4	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	11.5% – 19.0% (14.2%) 3.2x – 8.1x (5.6x) $3.2 million – $15.1 million ($9.7 million)
Subordinated debt	$39.0	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	6.0x – 7.5x (7.2x) $1.8 million – $30.1 million ($21.2 million) 0.2x – 0.2x (0.2x) $150.7 million – $150.7 million ($150.7 million)
Equity and warrants	$122.3	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA	3.5x – 14.5x (7.9x) $1.8 million – $77.6 million ($24.3 million)
Written Call Option	$(6.8)	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA	7.25x – 7.25x (7.25x) $30.1 million – $30.1 million ($30.1 million)

(1)	$1.0 million in subordinated debt and $1.9 million in first lien debt were valued using the asset approach.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 4. Investments and Fair Value Measurements  – (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets (liabilities) as of December 31, 2016 were as follows:

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 4. Investments and Fair Value Measurements  – (continued)

Because the TRS was wound down in a prior period, only comparative period disclosures are included herein. For the years ended December 31, 2016 and December 31, 2015, the Company received $1.8 million and $0.9 million, respectively, in dividend income from its equity interest in CSLLF. For the year ended December 31, 2016, CSLLF declared a return of capital distribution to the Company in the amount of $20.0 million, which included $19.9 million in cash received in December 2016 and $0.1 million paid in the first quarter of 2017.

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 4. Investments and Fair Value Measurements  – (continued)

Transactions in TRS contracts during the year ended December 31, 2016 resulted in $2.3 million in realized gains and $2.8 million in unrealized appreciation. Transactions in TRS contracts during the year ended December 31, 2015 resulted in $1.4 million in realized gains and $(2.8) million in unrealized depreciation, which is recorded on CSLLF’s statements of operations below.

The following represents the volume of the CSLLF’s derivative transactions during the year December 31, 2016 and 2015 (dollars in thousands):

	For the year ended December 31, 2016	For the year ended December 31, 2015(1)
Average notional par amount of contract	$56,681	$61,306

(1)	Average calculated from period of TRS inception, March 27, 2015 to December 31, 2015.

Below is certain summarized financial information for CSLLF as of December 31, 2016 and for the years ended December 31, 2016, and December 31, 2015 (dollars in thousands):

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
December 31, 2017

Note 5. Fair Value of Financial Instruments

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2017, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Carrying Value(1)	Fair Value	Level 1	Level 2	Level 3
SBA debentures	$170,700	$173,373	$—	$—	$173,373
2022 Notes	75,000	75,600	75,600	—	—
2022 Convertible Notes	52,088	51,775	51,775	—	—
Credit Facility	9,000	9,038	—	—	9,038
Total	$306,788	$309,786	$127,375	$—	$182,411

(1)	Carrying value equals the gross principal outstanding at period end.

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2016, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Carrying Value(1)	Fair Value	Level 1	Level 2	Level 3
SBA debentures	$170,700	$175,581	$—	$—	$175,581
2021 Notes	113,438	115,888	115,888	—	—
Credit Facility	44,000	43,927	—	—	43,927
Total	$328,138	$335,396	$115,888	$—	$219,508

(1)	Carrying value equals the gross principal outstanding at period end.

The estimated fair value of the Company’s SBA debentures was based on future contractual cash payments discounted at market interest rates to borrow from the SBA as of the measurement date.

The estimated fair value of the Company’s 7.125% fixed rate notes due 2021 (the “2021 Notes”) was based on the closing price as of the measurement date as the 2021 Notes were traded on the New York Stock Exchange under the ticker “CLA.”

The estimated fair value of the 2022 Notes and 2022 Convertible Notes was based on their respective closing prices as of the measurement date as they are traded on the NASDAQ Global Select Market under the ticker “CPTAL” (2022 Notes) and on the NASDAQ Capital Market under the ticker “CPTAG” (2022 Convertible Notes).

The estimated fair value of the senior secured revolving credit agreement (the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lender party thereto was based on future contractual cash payments discounted at estimated market interest rates for similar debt.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 6. Transactions With Affiliated Companies

During the year ended December 31, 2017, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows:

Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2016 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	December 31, 2017 Fair Value
Affiliate investments
AAE Acquisition, LLC	Second Lien Debt (8% Cash, 4% PIK, Due 8/24/19)	$15,846	$757	$—	$15,846	$—	$—	$(243)	$15,603
AAE Acquisition, LLC	Membership Units (2.19% fully diluted)	—	—	—	16	—	—	(16)	—
AAE Acquisition, LLC	Warrants (37.78% fully diluted)	—	—	—	—	—	—	—	—
			757	—	15,862	—	—	(259)	15,603
Burgaflex Holdings, LLC	Subordinated Debt (14% Cash, Due 8/9/19)	3,000	515	3,000	—	—	—	—	3,000
Burgaflex Holdings, LLC	Subordinated Debt (12% Cash, Due 8/9/19)	5,828	886	5,828	—	—	—	—	5,828
Burgaflex Holdings, LLC	Common Stock (1,253,198 shares)	—	—	1,248	—	—	—	(791)	457
			1,401	10,076	—	—	—	(791)	9,285
City Gear, LLC	Subordinated Debt (13% Cash, Due 10/20/19)	8,231	1,085	8,231	—	—	—	—	8,231
City Gear, LLC(5)	Preferred Membership Units (2.78% fully diluted, 9% Cash Dividend)	—	115	1,269	—	—	—	—	1,269
City Gear, LLC	Membership Unit Warrants (11.38% fully diluted)	—	—	9,736	—	—	—	(1,488)	8,248
			1,200	19,236	—	—	—	(1,488)	17,748
GA Communications, Inc.(5)	Series A-1 Preferred Stock (1,998 shares, 8% PIK Dividend)	—	—	2,864	255	—	—	106	3,225
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)	—	—	1,046	—	—	—	886	1,932
			—	3,910	255	—	—	992	5,157
J&J Produce Holdings, Inc.	Subordinated Debt (6% Cash, 7% PIK, Due 6/16/19)	6,368	632	6,182	186	—	—	(198)	6,170
J&J Produce Holdings, Inc.	Common Stock (8,182 shares)	—	—	—	—	—	—	—	—
J&J Produce Holdings, Inc.	Common Stock Warrants (6,369 shares)	—	—	—	—	—	—	—	—
			632	6,182	186	—	—	(198)	6,170
LJS Partners, LLC	Common Stock (1,500,000 shares)	—	—	8,497	—	(630)	—	(217)	7,650
			—	8,497	—	(630)	—	(217)	7,650
MJC Holdings, LLC	Series A Preferred Units (2,000,000 units)	—	—	5,011	—	(5,473)	4,473	(4,011)	—
			—	5,011	—	(5,473)	4,473	(4,011)	—
MMI Holdings, LLC	First Lien Debt (12% Cash, Due 1/31/19)	2,600	317	2,600	—	—	—	—	2,600
MMI Holdings, LLC	Subordinated Debt (6% Cash, Due 1/31/19)	400	24	400	—	—	—	—	400
MMI Holdings, LLC(5)	Preferred Units (1,000 units, 6% PIK Dividend)	—	—	1,433	85	—	—	2	1,520
MMI Holdings, LLC	Common Membership Units (45 units)	—	—	228	—	—	—	(35)	193
			341	4,661	85	—	—	(33)	4,713
MTI Holdings, LLC	Membership Units (2,000,000 units)	—	—	537	—	(437)	437	(437)	100
			—	537	—	(437)	437	(437)	100

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 6. Transactions With Affiliated Companies  – (continued)

Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2016 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	December 31, 2017 Fair Value
Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)	$—	$—	$—	$6,958	$—	$—	$1,570	$8,528
			—	—	6,958	—	—	1,570	8,528
Source Capital Penray, LLC	Subordinated Debt (13% Cash, Due 4/8/19)	—	78	1,425	—	(1,425)	—	—	—
Source Capital Penray, LLC	Membership Units (11.3% ownership)	—	526	805	—	(750)	—	46	101
			604	2,230	—	(2,175)	—	46	101
STX Healthcare Management Services, Inc.	Common Stock (1,200,000 shares)	—	—	109	—	(16)	16	(16)	93
			—	109	—	(16)	16	(16)	93
U.S. Well Services, LLC	First Lien Debt (7.35% Cash (1 month LIBOR + 6%, 1% floor), Due 2/2/22)	2,299	132	—	2,299	—	—	—	2,299
U.S. Well Services, LLC	First Lien Debt (12.35% PIK (1 month LIBOR + 11%, 1% floor), Due 2/2/22)	9,516	83	—	9,516	—	—	—	9,516
U.S. Well Services, LLC	Class A Units (5,680,688 Units)	—	—	—	6,260	—	—	8,744	15,004
U.S. Well Services, LLC	Class B Units (2,076,298 Units)	—	—	—	441	—	—	514	955
			215	—	18,516	—	—	9,258	27,774
V12 Holdings, Inc.	Subordinated Debt	—	—	1,015	—	—	—	20	1,035
			—	1,015	—	—	—	20	1,035
Sub Total Affiliate investments			$5,150	$61,464	$41,862	$(8,731)	$4,926	$4,436	$103,957
Control investments
CableOrganizer Acquisition, LLC	First Lien Debt (12% Cash, 4% PIK, Due 5/24/18)	$12,373	$1,473	$11,882	$491	$—	$—	$—	$12,373
CableOrganizer Acquisition, LLC	Common Stock (21.3% fully diluted)	—	—	200	—	—	—	(82)	118
CableOrganizer Acquisition, LLC	Common Stock Warrants (10% fully diluted)	—	—	101	—	—	—	(41)	60
			1,473	12,183	491	—	—	(123)	12,551
Capitala Senior Liquid Loan Fund I, LLC	Common Stock (80% Ownership)	—	5	—	—	—	—	—	—
			5	—	—	—	—	—	—
Eastport Holdings, LLC	Subordinated Debt (14.49% Cash (3 month LIBOR + 13%, 0.5% Floor), Due 4/29/20)	16,500	3,138	16,500	757	—	—	(757)	16,500
Eastport Holdings, LLC	Membership Units (33.3% ownership)	—	—	13,395	—	—	—	13,054	26,449
			3,138	29,895	757	—	—	12,297	42,949
Kelle’s Transport Service, LLC	First Lien Debt (4% Cash, Due 2/15/20)	2,000	22	—	2,000	—	—	—	2,000
Kelle’s Transport Service, LLC	First Lien Debt (1.46% Cash, Due 2/15/20)	13,674	77	—	13,669	—	—	(4,109)	9,560
Kelle’s Transport Service, LLC	Membership Units (27.5% fully diluted)	—	—	—	—	—	—	—	—
			99	—	15,669	—	—	(4,109)	11,560
Micro Precision, LLC	Subordinated Debt (10% Cash, Due 9/15/18)	1,862	186	1,862	—	—	—	—	1,862
Micro Precision, LLC	Subordinated Debt (14% Cash, 4% PIK, Due 9/15/18)	4,154	577	3,989	165	—	—	—	4,154

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 6. Transactions With Affiliated Companies  – (continued)

Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2016 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	December 31, 2017 Fair Value
Micro Precision, LLC	Series A Preferred Units (47 units)	$—	$—	$2,523	$—	$—	$—	$(894)	$1,629
			763	8,374	165	—	—	(894)	7,645
Navis Holdings, Inc.	First Lien Debt (15% Cash, Due 10/30/20)	6,500	989	6,500	—	—	—	—	6,500
Navis Holdings, Inc.(5)	Class A Preferred Stock (1,000 shares, 10% Cash Dividend)	—	100	1,000	—	—	—	—	1,000
Navis Holdings, Inc.	Common Stock (300,000 shares)	—	250	5,634	—	—	—	(629)	5,005
			1,339	13,134	—	—	—	(629)	12,505
On-Site Fuel Services, Inc.	Subordinated Debt (18% Cash, Due 12/19/18)	14,072	—	10,303	1,182	—	—	103	11,588
On-Site Fuel Services, Inc.	Series A Preferred Stock (32,782 shares)	—	—	—	—	—	—	—	—
On-Site Fuel Services, Inc.	Series B Preferred Stock (23,648 shares)	—	—	—	—	—	—	—	—
On-Site Fuel Services, Inc.	Common Stock (33,058 shares)	—	—	—	—	—	—	—	—
			—	10,303	1,182	—	—	103	11,588
Portrait Studio, LLC	First Lien Debt (8.56% Cash (1 month LIBOR + 7%, 2% ceiling), Due 12/31/22)	1,860	—	—	1,860	—	—	—	1,860
Portrait Studio, LLC	First Lien Debt (8.56% Cash (1 month LIBOR + 7%, 5% ceiling), Due 12/31/22)	4,500	—	—	4,500	—	—	—	4,500
Portrait Studio, LLC	Preferred Units (4,350,000 Units)	—	—	—	2,450	—	—	—	2,450
Portrait Studio, LLC	Membership Units (150,000 Units)	—	—	—	—	—	—	—	—
			—	—	8,810	—	—	—	8,810
Print Direction, Inc.	First Lien Debt (10% cash 2% PIK, due 2/24/19)	—	434	12,761	2,087	—	(19,403)	4,555	—
Print Direction, Inc.	Common Stock (18,543 shares)	—	—	—	40	—	(3,030)	2,990	—
Print Direction, Inc.	Common Stock Warrants (820 shares)	—	—	—	—	—	—	—	—
			434	12,761	2,127	—	(22,433)	7,545	—
Sub Total Control investments			$7,251	$86,650	$29,201	$—	$(22,433)	$14,190	$107,608

(1)	Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively.
(2)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest. Gross additions also include transfers into an affiliate or control classification.
(3)	Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments and sales.
(4)	All debt investments are income producing. Equity and warrant investments are non-income producing, unless otherwise noted.
(5)	The equity investment is income producing, based on rate disclosed.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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

The incentive fee consists of the following two parts:

The first part of the incentive fee is calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 7. Agreements  – (continued)

calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to our Administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 2.0% per quarter (8.0% annualized). The net investment income used to calculate this part of the incentive fee is also included in the amount of the gross assets used to calculate the 1.75% base management fee. The Company pays the Investment Advisor an incentive fee with respect to the pre-incentive fee net investment income in each calendar quarter as follows:

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

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Advisor that would, when taken together with all other incentive fees paid to the Investment Advisor during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. As of

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 7. Agreements  – (continued)

December 31, 2017 and December 31, 2016, the Company had incentive fees payable to the Investment Advisor of $2.2 million and $6.4 million, respectively.

For the years ended December 31, 2017, 2016 and 2015, the Company incurred $9.8 million, $10.6 million and $10.6 million in base management fees, respectively. The Company incurred $1.3 million, $6.8 million, and $6.0 million in incentive fees related to pre-incentive fee net investment income for the years ended December 31, 2017, 2016, and 2015, respectively. For the years ended December 31, 2017, 2016 and 2015, our Investment Advisor waived incentive fees of $1.0 million, $1.7 million and $1.1 million, respectively.

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

For the years ended December 31, 2017, 2016, and 2015, the Company paid the Administrator $1.1 million for the Company’s allocable portion of the Administrator’s overhead.

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 8. Related Party Transactions

At December 31, 2017 and December 31, 2016, the Company had the following receivables from (payables to) related parties relating to certain management fees, incentive fees, reimbursable expenses, and other payments owed to related parties (dollars in thousands):

	December 31, 2017	December 31, 2016
CapitalSouth Corporation	$74	$182
CapitalSouth Partners Florida Sidecar Fund II, L.P.	21	(35)
Capitala Investment Advisors, LLC	(2,172)	(6,426)
Total	$(2,077)	$(6,279)

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

Note 9. Borrowings

SBA Debentures

The Company, through its two wholly owned subsidiaries, uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of December 31, 2017 and December 31, 2016 the Company has $170.7 million of SBA-guaranteed debentures outstanding. The Company has issued all SBA-guaranteed debentures that were permitted under each of the Legacy Funds’ respective SBIC licenses (as applicable), and there are no unused SBA debenture commitments remaining. SBA-guaranteed debentures are secured by a lien on all assets of Fund II and Fund III. As of December 31, 2017 and December 31, 2016, Fund II and Fund III had total assets of approximately $341.5 million and $349.4 million, respectively. On June 10, 2014, the Company received an exemptive order from the SEC exempting the Company, Fund II, and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended (the “1934 Act”), with respect to Fund II and Fund III. The Company intends to comply with the conditions of the order.

The following table summarizes the interest expense and annual charges, deferred financing costs, average balance outstanding, and average stated interest and annual charge rate on the SBA-guaranteed debentures for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 (dollars in thousands):

	For the year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Interest expense and annual charges	$6,336	$6,873	$7,519
Deferred financing costs	611	627	655
Total interest and financing expenses	$6,947	$7,500	$8,174
Average outstanding balance	$170,700	$178,695	$189,526
Average stated interest and annual charge rate	3.71%	3.83%	3.96%

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 9. Borrowings  – (continued)

As of December 31, 2017 and December 31, 2016, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):

Fixed Maturity Date	Interest Rate	SBA Annual Charge	December 31, 2017	December 31, 2016
March 1, 2019	4.620%	0.941%	$5,000	$5,000
September 1, 2020	3.215%	0.285%	19,000	19,000
March 1, 2021	4.084%	0.515%	15,700	15,700
March 1, 2021	4.084%	0.285%	46,000	46,000
March 1, 2022	2.766%	0.285%	10,000	10,000
March 1, 2022	2.766%	0.515%	50,000	50,000
March 1, 2023	2.351%	0.515%	25,000	25,000
			$170,700	$170,700

2021 Notes

On June 16, 2014, the Company issued $113.4 million in aggregate principal amount of the 2021 Notes. On May 26, 2017, the Company caused notices to be issued to the holders of its 2021 Notes regarding the Company’s exercise of its option to redeem all of the issued and outstanding 2021 Notes. The Company redeemed all $113.4 million in aggregate principal amount of the 2021 Notes on June 25, 2017. The Notes were redeemed at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from June 16, 2017, through, but excluding, June 25, 2017. As a result of the redemption, the Company recognized a loss on the extinguishment of debt of $2.7 million for the year ended December 31, 2017 due to the amortization of the deferred financing costs remaining on the 2021 Notes.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance and average stated interest rate on the 2021 Notes for the years ended December 31, 2017, 2016, and 2015 (dollars in thousands):

	For the year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Interest expense	$3,908	$8,082	$8,082
Deferred financing costs	293	557	519
Total interest and financing expenses	$4,201	$8,639	$8,601
Average outstanding balance	$53,766	$113,438	$113,438
Average stated interest rate	7.13%	7.13%	7.13%

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 9. Borrowings  – (continued)

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Notes for the years ended December 31, 2017, 2016, and 2015 (dollars in thousands):

	For the year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Interest expense	$2,812	$—	$—
Deferred financing costs	303	—	—
Total interest and financing expenses	$3,115	$—	$—
Average outstanding balance	$47,137	$—	$—
Average stated interest rate	6.0%	—	—

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Convertible Notes for the years ended December 31, 2017, 2016, and 2015 (dollars in thousands):

	For the year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Interest expense	$1,789	$—	$—
Deferred financing costs	180	—	—
Total interest and financing expenses	$1,969	$—	$—
Average outstanding balance	$31,218	$—	$—
Average stated interest rate	5.75%	—	—

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 9. Borrowings  – (continued)

Credit Facility

On October 17, 2014, the Company entered into the Credit Facility. On June 16, 2017, the Company entered into an amendment to its Credit Facility with ING Capital, LLC (the “Amendment”). Pursuant to the Amendment, the Credit Facility currently provides for borrowings up to $114.5 million and may be increased up to $200.0 million pursuant to its “accordion” feature. The Credit Facility matures on June 16, 2021.

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

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the Credit Facility for the years ended December 31, 2017, 2016, and 2015 (dollars in thousands):

	For the year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Interest expense	$908	$2,303	$724
Deferred financing costs	713	965	794
Unused commitment fees	972	304	729
Total interest and financing expenses	$2,593	$3,572	$2,247
Average outstanding balance	$22,493	$64,625	$21,860
Average stated interest rate	4.08%	3.51%	3.25%

As of December 31, 2017 and 2016, the Company had $9.0 million and $44.0 million, respectively, outstanding under the Credit Facility. The Credit Facility is secured by investments and cash held by Capitala Finance Corp., exclusive of assets held at our two SBIC subsidiaries. Assets pledged to secure the Credit Facility had a carrying value of $192.4 million at December 31, 2017. As part of the terms of the Credit Facility, the Company may not make cash distributions with respect to any taxable year that exceed 110% (125% if the Company is not in default and our covered debt does not exceed 85% of the borrowing base) of the amounts required to be distributed to maintain eligibility as a RIC and to reduce our tax liability to zero for taxes imposed on our investment company taxable income and net capital gains.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 10. Income Taxes

The Company has elected to be treated as a RIC under subchapter M of the Code. As a RIC, the Company is not taxed on any investment company taxable income or capital gains which it distributes to stockholders. The Company intends to make the requisite distributions to its stockholders which will relieve the Company from U.S. federal income taxes. The Company’s tax year-end is August 31.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts in accordance with U.S. GAAP and those differences could be material.

Permanent differences between taxable income and net investment income for financial reporting purposes are reclassified among the capital accounts in the financial statements to reflect their tax character. During the years ended December 31, 2017, 2016, and 2015, the Company reclassified for book purposes amounts arising from permanent differences in the book and tax basis of partnership investments sold, sales relating to defaulted bond accruals, and book and tax character of distributions paid. Such reclassifications are reported in “Tax reclassifications of stockholders’ equity in accordance with generally accepted accounting principles” in the statements of changes in net assets for years ended December 31, 2017, 2016, and 2015, respectively.

The following permanent differences due to adjustments for the realized gains (losses) upon disposition of partnership interests and for the transfer of distributions between accumulated capital gains and accumulated net investment income were reclassified for tax purposes for the tax years ended August 31, 2017, 2016, and 2015 (dollars in thousands):

	Tax year ended August 31, 2017	Tax year ended August 31, 2016	Tax year ended August 31, 2015
Increase (decrease) in accumulated net investment income	$(67)	$13,838	$(3,398)
Increase (decrease) in accumulated net realized gains on investments	88	(13,816)	3,398
Increase (decrease) in capital in excess of par value	(21)	(22)	—

For the tax years ended August 31, 2017, 2016, and 2015, the tax basis components of distributable earnings were as follows (dollars in thousands):

	Tax year ended August 31, 2017	Tax year ended August 31, 2016	Tax year ended August 31, 2015
Undistributed ordinary income	$8,999	$5,646	$—
Accumulated capital gains (losses)	(43,618)	(44,296)	8,378
Unrealized appreciation	25,994	47,837	25,269
Other temporary differences	(8,276)	(2,570)	(8,196)
Total	$(16,901)	$6,617	$25,451

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of August 31, 2017, the Company has a short-term capital loss carry forward of $3.2 million and a long-term capital loss carry forward of $40.4 million.

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 10. Income Taxes  – (continued)

expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.

The following table reconciles net increase in net assets resulting from operations to taxable income for the tax years ended August 31, 2017, 2016 and 2015 (dollars in thousands):

	Tax year ended August 31, 2017	Tax year ended August 31, 2016	Tax year ended August 31, 2015
Net increase in net assets resulting from operations	$1,647	$10,291	$10,983
Net change in unrealized (appreciation) depreciation on investments and written call option	18,518	(20,809)	35,557
Capital loss carryforward (utilization)	(679)	44,296	(7,565)
Other deductions for book in excess of deductions for tax	9,053	(3,654)	4,488
Total taxable income	$28,539	$30,124	$43,463

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the tax years ended August 31, 2017, 2016, and 2015 (dollars in thousands):

	Tax year ended August 31, 2017	Tax year ended August 31, 2016	Tax year ended August 31, 2015
Ordinary income	$25,187	$24,478	$25,063
Long-term capital gains	—	8,378	10,705
Return of capital	—	—	—
Total	$25,187	$32,856	$35,768

For U.S. federal income tax purposes, as of August 31, 2017, the aggregate net unrealized appreciation for all securities was $26.0 million. As of August 31, 2017, gross unrealized appreciation was $72.6 million and gross unrealized depreciation was $46.6 million. The aggregate cost of securities for U.S. federal income tax purposes was $450.1 million.

The Company has formed and expects to continue to form certain Taxable Subsidiaries, which are taxed as corporations for income tax purposes. These Taxable Subsidiaries allow the Company to make equity investments in companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. The Taxable Subsidiaries are wholly owned consolidated subsidiaries of the Company.

The Company acquired the non-controlling interest in Print Direction, Inc. on December 1, 2017 and converted the entity to CPTA Master Blocker, Inc. (Georgia), retaining its net operating losses in the transaction pursuant to Section 382 of the Code. As of December 31, 2017, the Taxable Subsidiaries had net operating losses for federal income tax purposes of approximately $8.9 million. If not utilized, $6.5 million of these net operating losses will expire in the year ended December 31, 2037 and $2.4 million of these net operating losses will expire in the year ended December 31, 2036.

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. The Taxable Subsidiaries’ provisional tax is based on the new lower blended federal and state corporate tax rate of 25%. This estimate incorporates assumptions made based on the Taxable Subsidiaries’ current interpretation of the Tax Act and may change, possibly materially, as we complete our analysis and receive additional clarification and implementation guidance.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 10. Income Taxes  – (continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of deferred tax assets (liabilities) as of December 31, 2017 and 2016 are as follows (dollars in thousands):

	December 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryforwards	$2,216	$—
Less valuation allowance	(363)	—
	1,853	—
Deferred tax liabilities:
Net unrealized appreciation on investments	(2,809)	—
Basis reduction in partnership investments	(333)	—
	(3,142)	—
Net deferred tax liability	$(1,289)	$—

At December 31, 2017, the valuation allowance on deferred tax assets was $0.4 million which represents the state tax effect of net operating losses that we do not believe we will realize through future taxable income. The Company believes it is more likely than not that there is an ability to realize its remaining deferred tax assets through future table income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Total income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 35% to net investment loss and net realized and unrealized appreciation (depreciation) on investments for the year ended December 31, 2017, 2016, and 2015, as follows (dollars in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
Tax expense at statutory rates	$1,998	$—	$—
State income tax expense (net of federal benefit)	188	—	—
Tax benefit on net operating losses	(908)	—	—
Tax expense on permanent items	140	—	—
Revaluation for federal rate change	(492)
Change in valuation allowance	363	—	—
Total tax provision, net	$1,289	$—	$—

Total income taxes are computed by applying the federal statutory rate of 35% plus an estimated blended state rate of 4%.

For the years ended December 31, 2017, 2016 and 2015, the components of the Company’s tax provision include the following (dollars in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
Deferred tax expense
Federal	$778	$—	$—
State	148	—	—
Less valuation allowance	363
Total tax provision, net	$1,289	$—	$—

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 11. Directors Fees

Our independent directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the years ended December 31, 2017, 2016 and 2015, the Company recognized directors fees expense of $0.4 million. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

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

On April 13, 2015, the Company completed an underwritten offering of 3,500,000 shares of its common stock at a public offering price of $18.32 per share. The total proceeds received in the offering net of underwriting discounts and offering costs were approximately $61.7 million. As of December 31, 2017, the Company had 15,951,231 shares of common stock outstanding.

Note 13. Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in five portfolio companies that are considered significant subsidiaries under the guidance in Regulation S-X, but are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each such portfolio company, along with summarized financial information as of December 31, 2017 and December 31, 2016, and for the three years in the period then ended.

CableOrganizer Acquisition, LLC

CableOrganizer Acquisition, LLC, a Delaware limited liability company that began operations on April 23, 2013, is a leading online provider of cable and wire management products. The income the Company generated from CableOrganizer Acquisition, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $1.8 million, $1.9 million, and $0.4 million for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

Eastport Holdings, LLC

Eastport Holdings, LLC, an Ohio limited liability company organized on November 1, 2011, is a holding company consisting of marketing and advertising companies located across the U.S. The income the Company generated from Eastport Holdings, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $11.4 million and $14.3 million for the years ended December 31, 2017 and December 31, 2016, respectively. The Company invested in the portfolio company in January 2016. As such, comparative financial information for the year ended December 31, 2015 is not presented.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 13. Summarized Financial Information of Our Unconsolidated Subsidiaries  – (continued)

Kelle’s Transport Service, LLC

Kelle’s Transport Service, LLC, a Delaware limited liability company organized on March 28, 2014, provides temperature sensitive transportation services throughout North America. The income (loss) the Company generated from Kelle’s Transport Service, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, realized losses, and unrealized appreciation (depreciation), was $(6.9) million, $(1.2) million, and $3.0 million for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

Navis Holdings, Inc.

Navis Holdings, Inc., incorporated in Delaware on December 21, 2010, designs and manufactures leading machinery for the global knit and woven finishing textile industries. The income the Company generated from Navis Holdings, Inc., which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation) was $0.7 million, $1.9 million, and $4.2 million for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

On-Site Fuel Services, Inc.

On-Site Fuel Services, Inc. is a 100% owned subsidiary of On-Site Fuel Holdings, Inc., which was incorporated in Delaware on December 19, 2011. On-Site Fuel Services, Inc. provides fueling services for commercial and government vehicle fleets throughout the southeast U.S. The income (loss) the Company generated from On-Site Fuel Service, Inc., which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $0.1 million, $4.5 million, and $(3.2) million for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

The summarized financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):

	As of
Balance Sheet – CableOrganizer Acquisition, LLC	December 31, 2017	December 31, 2016
Current assets	$5,286	$5,589
Noncurrent assets	9,664	9,872
Total assets	$14,950	$15,461
Current liabilities	$5,207	$4,219
Noncurrent liabilities	12,373	11,882
Total liabilities	$17,580	$16,101
Total deficit	$(2,630)	$(640)

	For the year ended
Statements of Operations – CableOrganizer Acquisition, LLC	December 31, 2017	December 31, 2016	December 31, 2015
Net sales	$27,134	$23,277	$25,315
Cost of goods sold	19,778	15,715	16,878
Gross profit	$7,356	$7,562	$8,437
Other expenses	$9,345	$10,344	$10,008
Loss before income taxes	(1,989)	(2,782)	(1,571)
Net loss	$(1,989)	$(2,782)	$(1,571)

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 13. Summarized Financial Information of Our Unconsolidated Subsidiaries  – (continued)

	As of
Balance Sheet – Eastport Holdings, LLC	December 31, 2017	December 31, 2016
Current assets	$94,186	$96,175
Noncurrent assets	185,087	145,802
Total assets	$279,273	$241,977
Current liabilities	$142,250	$157,622
Noncurrent liabilities	70,765	41,355
Total liabilities	$213,015	$198,977
Total equity	$66,258	$43,000

	For the year ended
Statement of Operations – Eastport Holdings, LLC	December 31, 2017	December 31, 2016
Net sales	$556,895	$499,986
Cost of goods sold	411,167	377,036
Gross profit	$145,728	$122,950
Other expenses	$134,231	$111,677
Income before income taxes	11,497	11,273
Income tax provision	628	—
Net income	$10,869	$11,273

	As of
Balance Sheet – Kelle’s Transport Service, LLC	December 31, 2017	December 31, 2016
Current assets	$6,734	$8,554
Noncurrent assets	11,801	13,237
Total assets	$18,535	$21,791
Current liabilities	$11,092	$4,655
Noncurrent liabilities	17,693	14,962
Total liabilities	$28,785	$19,617
Total equity (deficit)	$(10,250)	$2,174

	For the year ended
Statements of Operations – Kelle’s Transport Service, LLC	December 31, 2017	December 31, 2016	December 31, 2015
Net sales	$51,405	$65,471	$66,942
Cost of goods sold	49,343	55,859	54,027
Gross profit	$2,062	$9,612	$12,915
Other expenses	$14,077	$12,804	$12,071
Income (loss) before income taxes	(12,015)	(3,192)	844
Income tax provision	5	44	50
Net income (loss)	$(12,020)	$(3,236)	$794

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 13. Summarized Financial Information of Our Unconsolidated Subsidiaries  – (continued)

	As of
Balance Sheet – Navis Holdings, Inc.	December 31, 2017	December 31, 2016
Current assets	$4,721	$4,655
Noncurrent assets	2,950	3,446
Total assets	$7,671	$8,101
Current liabilities	$1,941	$2,448
Noncurrent liabilities	6,973	6,719
Total liabilities	$8,914	$9,167
Total deficit	$(1,243)	$(1,066)

	For the year ended
Statements of Operations – Navis Holdings, Inc.	December 31, 2017	December 31, 2016	December 31, 2015
Net sales	$13,948	$17,803	$17,076
Cost of goods sold	8,724	10,933	11,087
Gross profit	$5,224	$6,870	$5,989
Other expenses	$4,647	$5,070	$5,414
Income before income taxes	577	1,800	575
Income tax provision	229	701	343
Net income	$348	$1,099	$232

	As of
Balance Sheet – On-Site Fuel Services, Inc.	December 31, 2017	December 31, 2016
Current assets	$28,064	$13,079
Noncurrent assets	26,807	16,314
Total assets	$54,871	$29,393
Current liabilities	$32,626	$16,498
Noncurrent liabilities	34,515	19,903
Total liabilities	$67,141	$36,401
Total deficit	$(12,270)	$(7,008)

	For the year ended
Statements of Operations – On-Site Fuel Service, Inc.	December 31, 2017	December 31, 2016	December 31, 2015
Net sales	$157,774	$110,412	$114,137
Cost of goods sold	149,436	101,714	106,668
Gross profit	$8,338	$8,698	$7,469
Other expenses	$13,600	$13,682	$13,592
Loss before income taxes	(5,262)	(4,984)	(6,123)
Income tax provision	—	14	1,967
Net loss	$(5,262)	$(4,998)	$(8,090)

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 14. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2017, all convertible shares related to the 2022 Convertible Notes, which would be approximately 3.3 million shares if converted, were considered anti-dilutive. As of December 31, 2017, 2016, and 2015, there were no dilutive shares.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands, except share and per share data):

	For the year ended
Basic and diluted	December 31, 2017	December 31, 2016	December 31, 2015
Net increase (decrease) in net assets resulting from operations	$(6,984)	$9,152	$13,850
Weighted average common stock outstanding – basic and diluted	15,903,167	15,819,175	15,210,577
Net increase (decrease) in net assets per share resulting from operations – basic and diluted	$(0.44)	$0.58	$0.91

Note 15. Distributions

The Company’s distributions are recorded as payable on the declaration date. Stockholders have the option to receive payment of the distribution in cash, shares of common stock, or a combination of cash and common stock.

The following tables summarize the Company’s distribution declarations during the years ended December 31, 2017, 2016 and 2015 (in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 3, 2017	January 20, 2017	January 30, 2017	$0.1300	$1,993	5,304	$70
January 3, 2017	February 20, 2017	February 27, 2017	0.1300	1,993	5,195	70
January 3, 2017	March 23, 2017	March 30, 2017	0.1300	1,998	4,948	67
April 3, 2017	April 19, 2017	April 27, 2017	0.1300	1,996	5,164	69
April 3, 2017	May 23, 2017	May 29, 2017	0.1300	1,990	5,880	76
April 3, 2017	June 21, 2017	June 29, 2017	0.1300	1,969	7,959	97
July 3, 2017	July 21, 2017	July 28, 2017	0.1300	1,995	5,889	73
July 3, 2017	August 23, 2017	August 30, 2017	0.1300	1,957	13,162	111
July 3, 2017	September 20, 2017	September 28, 2017	0.1300	1,989	9,085	80
October 2, 2017	October 23, 2017	October 30, 2017	0.0833	1,280	5,876	48
October 2, 2017	November 21, 2017	November 29, 2017	0.0833	1,278	6,856	49
October 2, 2017	December 20, 2017	December 28, 2017	0.0833	1,273	7,868	55
Total Distributions Declared and Distributed for Fiscal 2017			$1.42	$21,711	83,186	$865

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 15. Distributions  – (continued)

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 4, 2016	January 22, 2016	January 28, 2016	$0.1567	$2,392	8,135	$80
January 4, 2016	February 19, 2016	February 26, 2016	0.1567	2,405	7,076	70
January 4, 2016	March 22, 2016	March 30, 2016	0.1567	2,397	7,079	77
April 1, 2016	April 22, 2016	April 28, 2016	0.1567	2,392	6,625	85
April 1, 2016	May 23, 2016	May 30, 2016	0.1567	2,372	8,147	104
April 1, 2016	June 21, 2016	June 29, 2016	0.1567	2,369	8,229	108
July 1, 2016	July 22, 2016	July 29, 2016	0.1567	2,382	7,025	98
July 1, 2016	August 22, 2016	August 30, 2016	0.1567	2,391	6,256	90
July 1, 2016	September 22, 2016	September 29, 2016	0.1567	2,380	8,242	101
September 22, 2016	October 21, 2016	October 28, 2016	0.1300	1,977	6,619	82
September 22, 2016	November 21, 2016	November 29, 2016	0.1300	1,926	11,384	136
September 22, 2016	December 21, 2016	December 29, 2016	0.1300	1,989	5,883	72
Total Distributions Declared and Distributed for Fiscal 2016			$1.80	$27,372	90,700	$1,103

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 2, 2015	January 22, 2015	January 29, 2015	$0.1567	$2,033	—	$—
January 2, 2015	February 20, 2015	February 26, 2015	0.1567	2,033	—	—
January 2, 2015	March 23, 2015	March 30, 2015	0.1567	1,994	2,139	38
February 26, 2015	March 23, 2015(1)	March 30, 2015	0.0500	635	683	12
February 26, 2015	April 23, 2015(1)	April 29, 2015	0.0500	824	—	—
February 26, 2015	May 21, 2015(1)	May 28, 2015	0.0500	808	998	16
February 26, 2015	June 22, 2015(1)	June 29, 2015	0.0500	793	1,361	20
February 26, 2015	July 23, 2015(1)	July 30, 2015	0.0500	783	1,600	23
February 26, 2015	August 21, 2015(1)	August 28, 2015	0.0500	776	1,819	24
February 26, 2015	September 23, 2015(1)	September 29, 2015	0.0500	739	4,475	53
February 26, 2015	October 23, 2015(1)	October 29, 2015	0.0500	750	2,974	38
February 26, 2015	November 20, 2015(1)	November 27, 2015	0.0500	753	2,694	35
February 26, 2015	December 22, 2015(1)	December 30, 2015	0.0500	764	2,216	25
April 1, 2015	April 23, 2015	April 29, 2015	0.1567	2,581	—	—
April 1, 2015	May 21, 2015	May 28, 2015	0.1567	2,529	3,126	52
April 1, 2015	June 22, 2015	June 29, 2015	0.1567	2,483	4,266	63
July 1, 2015	July 23, 2015	July 30, 2015	0.1567	2,454	5,016	74
July 1, 2015	August 21, 2015	August, 28, 2015	0.1567	2,434	5,701	74
July 1, 2015	September 23, 2015	September 29, 2015	0.1567	2,320	14,026	168
October 1, 2015	October 23, 2015	October 29, 2015	0.1567	2,349	9,317	119
October 1, 2015	November 20, 2015	November 27, 2015	0.1567	2,358	8,443	111
October 1, 2015	December 22, 2015	December 30, 2015	0.1567	2,392	6,929	79
Total Distributions Declared and Distributed for Fiscal 2015			$2.38	$35,585	77,783	$1,024

(1)	On February 26, 2015, the Company’s Board declared a special distribution of $0.50 per share of the Company’s common stock, to be paid monthly over the remainder of 2015.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 16. Share Repurchase Program

On February 26, 2015, the Company’s Board authorized a program for the purpose of repurchasing up to $12.0 million worth of its common stock. Under the repurchase program, the Company could have, but was not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complied with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the 1934 Act, as amended, including certain price, market volume and timing constraints. The repurchase program was in place until the earlier of March 31, 2016 or until $12.0 million of the Company’s outstanding shares of common stock had been repurchased. As of December 31, 2017, the repurchase program has expired and has not been extended by the Board.

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 17. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 (dollars in thousands, except share and per share data):

	For the years ended December 31,
	2017	2016	2015	2014	2013
Per share data:
Net asset value at beginning of period	$15.79	$17.04	$18.56	$20.71	$17.61
Net investment income(1)	0.98	1.84	1.67	1.54	1.50
Net realized gain (loss) on investments(1)	(1.52)	(1.44)	0.35	0.06	0.17
Net unrealized appreciation (depreciation) on investments(1)	0.44	0.35	(1.11)	(1.87)	0.55
Net unrealized depreciation on Written Call Option(1)	(0.26)	(0.17)	—	—	—
Tax provision(1)	(0.08)	—	—	—	—
Distributions declared from net investment income	(1.42)	(1.80)	(1.88)	(1.88)	(0.47)
Distributions declared from net realized gains	—	—	(0.50)	—	—
Partners’ capital distribution	—	—	—	—	1.92
Distribution to partners	—	—	—	—	(0.57)
Issuance of common stock	—	—	(0.15)	—	—
Accretive impact of stock repurchase	—	—	0.13	—	—
Other(7)	(0.02)	(0.03)	(0.03)	—	—
Net asset value at end of period	$13.91	$15.79	$17.04	$18.56	$20.71
Net assets at end of period	$221,887	$250,582	$268,802	$240,837	$268,670
Shares outstanding at end of period	15,951,231	15,868,045	15,777,345	12,974,420	12,974,420
Per share market value at end of period	$7.28	$12.93	$12.08	$17.87	$19.90
Total return based on market value(2)	(35.68)%	24.07%	(20.43)%	(0.85)%	1.88%
Ratio/Supplemental data:
Ratio of net investment income to average net assets	6.54%	11.32%	9.55%	7.78%	7.68%
Ratio of incentive fee, net of incentive fee waiver, to average net assets(6)	0.15%	2.01%	1.88%	1.11%	0.60%
Ratio of interest and financing expenses to average net assets	7.94%	7.68%	7.17%	5.21%	3.30%
Ratio of loss on extinguishment of debt to average net assets	1.15%	—%	—%	—%	—%
Ratio of tax provision to average net assets	0.54%	—%	—%	—%	—%
Ratio of other operating expenses net of management fee waiver to average net assets(8)	5.75%	5.61%	5.52%	5.20%	2.38%
Ratio of total expenses including tax provision, net of fee waivers to average net assets(6)(8)	15.53%	15.30%	14.57%	11.52%	6.28%
Portfolio turnover rate(3)	16.34%	21.33%	25.99%	18.62%	16.77%
Average debt outstanding(4)	$325,314	$356,758	$324,824	$255,268	$198,159
Average debt outstanding per common share	$20.39	$22.48	$20.59	$19.67	$15.27
Asset coverage ratio per unit(5)	$2,630	$2,592	$2,465	$1,788	$2,376

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 17. Financial Highlights  – (continued)

(1)	Based on daily weighted average balance of shares outstanding during the period.
(2)	Total investment return for the years ended December 31, 2017, 2016, 2015, and 2014 is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions. Total investment return for the year ended December 31, 2013 is calculated assuming a purchase of common shares at the IPO offering price per share at September 25, 2013, of $20.00 and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(3)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.
(4)	Based on daily weighted average balance of debt outstanding during the period.
(5)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of December 31, 2017, 2016, and 2015 pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(6)	The ratio of waived incentive fees to average net assets was 0.40% and 0.65%, and 0.40% for the years ended December 31, 2017, 2016 and 2015, respectively. There were no waived incentive fees for the years ended December 31, 2014 and 2013.
(7)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(8)	The ratio of waived management fees to average net assets was 0.09% and 0.13% for the years ended December 31, 2014 and 2013, respectively. There were no waived management fees for the years ended December 31, 2017, 2016 and 2015.

Note 18. Selected Quarterly Financial Data (Unaudited)

	For the quarter ended
(Dollars in thousands, except per share data)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$11,600	$12,312	$12,362	$14,815
Net investment income	$4,220	$4,410	$703	$6,191
Net increase (decrease) in net assets resulting from operations	$(587)	$(5,753)	$(5,525)	$4,881
Net investment income per share(1)	$0.26	$0.28	$0.04	$0.39
Net increase (decrease) in net assets resulting from operations per share(1)	$(0.04)	$(0.36)	$(0.35)	$0.31
Net asset value per share at end of period	$13.91	$14.21	$14.97	$15.71

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 18. Selected Quarterly Financial Data (Unaudited)  – (continued)

	For the quarter ended
(Dollars in thousands, except per share data)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$16,515	$17,357	$16,991	$17,449
Net investment income	$6,747	$7,441	$7,431	$7,421
Net increase (decrease) in net assets resulting from operations	$8,097	$(2,013)	$7,257	$(4,189)
Net investment income per share(1)	$0.43	$0.47	$0.47	$0.47
Net increase (decrease) in net assets resulting from operations per share(1)	$0.51	$(0.13)	$0.46	$(0.27)
Net asset value per share at end of period	$15.79	$15.68	$16.28	$16.29

(1)	Calculated based on weighted average shares outstanding during the quarter.

Note 19. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2017.

Distributions

On January 2, 2018, the Company’s Board declared normal monthly distributions for January, February and March of 2018 as set forth below:

Date Declared	Record Date	Payment Date	Distributions Per Share
January 2, 2018	January 22, 2018	January 30, 2018	$0.0833
January 2, 2018	February 20, 2018	February 27, 2018	0.0833
January 2, 2018	March 23, 2018	March 29, 2018	0.0833
Total Distributions Declared for Fiscal 2018			$0.25

Portfolio Activity

On January 2, 2018, the Company invested $15.0 million in first lien debt and $0.5 million in membership units of US Bath Group, LLC. The debt investment has a yield of LIBOR + 9.0% with a 1.0% floor.

On January 19, 2018, the Company received $7.2 million in cash repayment for its first lien debt investment in Brunswick Bowling Products, Inc., repaid at par.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2017.

Due to the Company’s status as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2017.

(c) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders with the Securities and Exchange Commission (the “SEC”), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

a. The following documents are filed as part of this Annual Report:

The following consolidated financial statements are set forth in Item 8:

b. Exhibits

Exhibit Number	Description of Document
3.1	Articles of Amendment and Restatement(1)
3.2	Certificate of Limited Partnership of CapitalSouth Partners Fund II Limited Partnership(2)
3.3	Certificate of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P.(2)
3.4	Bylaws(1)
3.5	Form of Amended and Restated Limited Partnership Agreement of CapitalSouth Partners Fund II Limited Partnership(3)
3.6	Form of Amended and Restated Agreement of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P.(3)
4.1	Form of Common Stock Certificate(1)
4.2	Form of Base Indenture(4)
4.3	Form of Second Supplemental Indenture relating to the 6.00% notes due 2022, by and between the Registrant and U.S. Bank National Association, as trustee, including the form of Global Note(8)
4.4	Form of the Third Supplemental Indenture relating to the 5.75% convertible notes due 2022, by and between the Registrant and U.S. Bank National Association, as trustee, including the form of Global Note(9)
10.1	Form of Dividend Reinvestment Plan(1)
10.2	Form of Investment Advisory Agreement by and between Registrant and Capitala Investment Advisors, LLC(1)
10.3	Form of Custodian Agreement(1)
10.4	Form of Administration Agreement by and between Registrant and Capitala Advisors Corp.(1)
10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)
10.6	Form of Trademark License Agreement by and between Registrant and Capitala Investment Advisors, LLC(1)
10.7	Form of Senior Secured Revolving Credit Agreement dated October 17, 2014, among Capitala Finance Corp., as Borrower, the lenders party thereto, and ING Capital LLC, as Administrative Agent, Arranger and Bookrunner(5)
10.8	Form of Guarantee, Pledge and Security Agreement dated October 17, 2014, among Capitala Finance Corp., as Borrower, the subsidiary guarantors party thereto, ING Capital LLC, as Revolving Administrative Agent for the Revolving Lenders and as Collateral Agent, and each Financing Agent and Designated Indebtedness Holder party thereto(5)
10.9	Form of Incremental Assumption Agreement, dated January 6, 2015, relating to the Senior Secured Revolving Credit Agreement, dated as of October 17, 2014, among Capitala Finance Corp., as borrower, the lenders from time to time party thereto, and ING Capital LLC, as administrative agent, arranger and bookrunner(6)
10.10	Form of Incremental Assumption Agreement, dated August 19, 2015, relating to the Senior Secured Revolving Credit Agreement, dated as of October 17, 2014, among Capitala Finance Corp., as borrower, the lenders from time to time party thereto, and ING Capital LLC, as administrative agent, arranger and bookrunner(8)
10.11	Form of Amendment No. 2 to Senior Secured Revolving Credit Agreement dated June 16, 2017, among Capitala Finance Corp., as Borrower, the lenders party thereto, and ING Capital LLC, as administrative agent, arranger, and bookrunner(10)

Exhibit Number	Description of Document
10.12	Form of Amendment No. 1 to Guarantee, Pledge and Security Agreement dated June 16, 2017, among Capitala Finance Corp., as Borrower, the subsidiary guarantors party thereto, ING Capital LLC, as Revolving Administrative Agent for the Revolving Lenders and as Collateral Agent, and each Financing Agent and Designated Indebtedness Holder party thereto(10)
11.1	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report)
14.1	Code of Business Conduct(1)
14.2	Code of Ethics(*)
21.1	List of Subsidiaries (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(*)	Filed herewith
(1)	Previously filed in connection with the Pre-Effective Amendment No. 1 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 9, 2013.
(2)	Previously filed in connection with Pre-Effective Amendment No. 2 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 16, 2013.
(3)	Previously filed in connection with Pre-Effective Amendment No. 5 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 24, 2013.
(4)	Previously filed in connection with Pre-Effective Amendment No. 2 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-193374) filed on May 21, 2014.
(5)	Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on October 21, 2014.
(6)	Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on January 8, 2015.
(7)	Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on August 25, 2015.
(8)	Previously filed in connection with Post-Effective Amendment No. 5 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-204582) filed on May 16, 2017.
(9)	Previously filed in connection with Post-Effective Amendment No. 6 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-204582) filed on May 26, 2017.
(10)	Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on June 21, 2017.

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

Capitala Finance Corp.
Date: February 27, 2018	By /s/ Joseph B. Alala III Joseph B. Alala III Chief Executive Officer (Principal Executive Officer) Capitala Finance Corp.
Date: February 27, 2018	By /s/ Stephen A. Arnall Stephen A. Arnall Chief Financial Officer (Principal Financial and Accounting Officer) Capitala Finance Corp.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph B. Alala III Joseph B. Alala III	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	February 27, 2018
/s/ Stephen A. Arnall Stephen A. Arnall	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2018
/s/ M. Hunt Broyhill M. Hunt Broyhill	Director	February 27, 2018
/s/ R. Charles Moyer R. Charles Moyer	Director	February 27, 2018
/s/ Larry W. Carroll Larry W. Carroll	Director	February 27, 2018
/s/ H. Paul Chapman H. Paul Chapman	Director	February 27, 2018