Form 10-Q
period 2018-03-31
Capitala Finance Corp.
filed 2018-05-07
CIK 1571329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

The number of shares of Capitala Finance Corp.’s common stock, $0.01 par value, outstanding as of May 7, 2018 was 15,981,224.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Capitala Finance Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of
	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $278,716 and $298,132, respectively)	$271,092	$288,374
Affiliate investments (amortized cost of $99,167 and $77,336, respectively)	125,012	103,957
Control investments (amortized cost of $91,319 and $89,559, respectively)	107,618	107,608
Total investments at fair value (amortized cost of $469,202 and $465,027, respectively)	503,722	499,939
Cash and cash equivalents	25,720	31,221
Interest and dividend receivable	3,090	2,976
Due from related parties	-	95
Prepaid expenses	275	309
Other assets	57	55
Total assets	$532,864	$534,595

LIABILITIES
SBA debentures (net of deferred financing costs of $2,146 and $2,300, respectively)	$168,554	$168,400
2022 Notes (net of deferred financing costs of $2,371 and $2,496, respectively)	72,629	72,504
2022 Convertible Notes (net of deferred financing costs of $1,504 and $1,583, respectively)	50,584	50,505
Credit Facility (net of deferred financing costs of $1,186 and $1,293, respectively)	10,814	7,707
Management and incentive fees payable	2,446	2,172
Interest and financing fees payable	1,479	3,141
Trade settlement payable	-	175
Deferred tax liability, net	1,339	1,289
Written call option at fair value (proceeds of $20 and $20, respectively)	6,815	6,815
Total liabilities	$314,660	$312,708

Commitments and contingencies (Note 2)

NET ASSETS
Common stock, par value $.01, 100,000,000 common shares authorized, 15,974,218 and 15,951,231 common shares issued and outstanding, respectively	$160	$160
Additional paid in capital	241,191	241,027
Undistributed net investment income	16,304	15,854
Accumulated net realized losses from investments	(65,837)	(61,982)
Net unrealized appreciation on investments, net of deferred taxes	33,181	33,623
Net unrealized depreciation on written call option	(6,795)	(6,795)
Total net assets	$218,204	$221,887
Total liabilities and net assets	$532,864	$534,595

Net asset value per share	$13.66	$13.91

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31
	2018	2017
INVESTMENT INCOME
Interest and fee income:
Non-control/non-affiliate investments	$7,356	$9,638
Affiliate investments	1,941	1,044
Control investments	1,849	1,988
Total interest and fee income	11,146	12,670
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	705	1,178
Affiliate investments	486	231
Control investments	166	246
Total payment-in-kind interest and dividend income	1,357	1,655
Dividend income:
Non-control/non-affiliate investments	-	168
Affiliate investments	29	29
Control investments	25	280
Total dividend income	54	477
Interest income from cash and cash equivalents	15	13
Total investment income	12,572	14,815

EXPENSES
Interest and financing expenses	4,364	4,653
Base management fee	2,303	2,514
Incentive fees	244	1,308
General and administrative expenses	1,223	1,107
Expenses before incentive fee waiver	8,134	9,582
Incentive fee waiver (See Note 6)	-	(958)
Total expenses, net of fee waivers	8,134	8,624

NET INVESTMENT INCOME	4,438	6,191

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND WRITTEN CALL OPTION:
Net realized gain (loss) from investments:
Non-control/non-affiliate investments	(4,579)	4,831
Affiliate investments	724	15
Net realized gain (loss) from investments	(3,855)	4,846
Net unrealized appreciation (depreciation) on investments:
Non-control/non-affiliate investments	2,134	(6,395)
Affiliate investments	(776)	225
Control investments	(1,750)	1,499
Net unrealized depreciation from investments	(392)	(4,671)
Net unrealized depreciation on written call option	-	(1,485)
Net loss on investments and written call option	(4,247)	(1,310)
Tax provision	(50)	-
Total net realized and unrealized loss on investments and written call option, net of taxes	(4,297)	(1,310)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$141	$4,881

NET INCREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC AND DILUTED	$0.01	$0.31

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	15,959,215	15,873,655

DISTRIBUTIONS PAID PER SHARE	$0.25	$0.39

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid	Undistributed Net	Accumulated Net Realized Gains	Net Unrealized Appreciation (Depreciation) on Investments, net of Deferred	Net Unrealized Depreciation on
	Number of Shares	Par Value	in Capital	Investment Income	(Losses)	Taxes	Written Call Option	Total

BALANCE, December 31, 2016	15,868,045	$159	$240,184	$22,973	$(37,881)	$27,863	$(2,716)	$250,582
Net investment income	-	-	-	6,191	-	-	-	6,191
Net realized gain from investments	-	-	-	-	4,846	-	-	4,846
Net change in unrealized depreciation on investments	-	-	-	-	-	(4,671)	-	(4,671)
Net change in unrealized depreciation on written call option	-	-	-	-	-	-	(1,485)	(1,485)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	15,447	-	207	-	-	-	-	207
Distributions declared	-	-	-	(6,191)	-	-	-	(6,191)
BALANCE, March 31, 2017	15,883,492	$159	$240,391	$22,973	$(33,035)	$23,192	$(4,201)	$249,479

BALANCE, December 31, 2017	15,951,231	$160	$241,027	$15,854	$(61,982)	$33,623	$(6,795)	$221,887
Net investment income	-	-	-	4,438	-	-	-	4,438
Net realized loss from investments	-	-	-	-	(3,855)	-	-	(3,855)
Net change in unrealized depreciation on investments	-	-	-	-	-	(392)	-	(392)
Tax provision	-	-	-	-	-	(50)	-	(50)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	22,987	-	164	-	-	-	-	164
Distributions declared	-	-	-	(3,988)	-	-	-	(3,988)
BALANCE, March 31, 2018	15,974,218	$160	$241,191	$16,304	$(65,837)	$33,181	$(6,795)	$218,204

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended March 31
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$141	$4,881
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(27,800)	(21,708)
Repayments and sales of investments	21,400	33,049
Net realized (gain) loss on investments	3,855	(4,846)
Net unrealized depreciation on investments	392	4,671
Payment-in-kind interest and dividends	(1,357)	(1,655)
Accretion of original issue discount on investments	(273)	(350)
Net unrealized depreciation on written call option	-	1,485
Amortization of deferred financing fees	465	534
Tax provision	50	-
Changes in assets and liabilities:
Interest and dividend receivable	(114)	(259)
Due from related parties	95	39
Trade settlement receivable	-	(990)
Prepaid expenses	34	65
Other assets	(2)	5
Due to related parties	-	(35)
Management and incentive fees payable	274	(2,539)
Interest and financing fees payable	(1,662)	(1,691)
Accounts payable and accrued expenses	-	(389)
Trade settlement payable	(175)	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,677)	10,267

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Credit Facility	16,000	-
Payments to Credit Facility	(13,000)	-
Distributions paid to shareholders	(3,824)	(5,984)
NET CASH USED IN FINANCING ACTIVITIES	(824)	(5,984)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,501)	4,283
CASH AND CASH EQUIVALENTS, beginning of period	31,221	36,281
CASH AND CASH EQUIVALENTS, end of period	$25,720	$40,564

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$5,196	$5,582

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Distributions paid through dividend reinvestment plan share issuances	$164	$207

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

March 31, 2018

(unaudited)

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Non-control/non-affiliated investments - 124.2%

Non-control/non-affiliated investments - United States

3 Bridge Solutions, LLC	IT Consulting	First Lien Debt (10.67% Cash (1 month LIBOR + 9.0%, 1% Floor), Due 12/4/22)	$11,180	$11,180	$11,180	5.1%

3 Bridge Solutions, LLC	IT Consulting	Preferred Units (965,250 units, 8% PIK) (5)		990	990	0.4%

3 Bridge Solutions, LLC	IT Consulting	Membership Units (39,000 units)		10	147	0.1%

				12,180	12,317	5.6%

Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (11.91% Cash, Due 12/18/22) (6)	13,000	13,000	13,000	6.0%

Alternative Biomedical Solutions, LLC	Healthcare	Membership Units (20,092 units)		800	410	0.2%

				13,800	13,410	6.2%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (10.5% Cash, 1% PIK, Due 6/11/20)	9,091	9,091	6,731	3.1%

				9,091	6,731	3.1%

AmeriMark Direct, LLC	Consumer Products	First Lien Debt (12.75% Cash, Due 9/8/21)	18,950	18,590	18,950	8.7%

				18,590	18,950	8.7%

B&W Quality Growers, LLC	Farming	Membership Unit Warrants (91,739 Units)		-	5,609	2.6%

				-	5,609	2.6%

BigMouth, Inc.	Consumer Products	First Lien Debt (13.6% Cash, Due 11/14/21) (6)	9,616	9,616	9,616	4.4%

BigMouth, Inc.	Consumer Products	Series A Preferred Stock (350,000 shares, 8% PIK) (5)		389	727	0.3%

				10,005	10,343	4.7%

Bluestem Brands, Inc.	Online Merchandise Retailer	First Lien Debt (9.38% Cash (1 month LIBOR + 7.5%, 1% Floor), Due 11/7/20)	3,967	3,915	3,615	1.7%

				3,915	3,615	1.7%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	2,767	1.3%

				5	2,767	1.3%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

March 31, 2018

(unaudited)

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

California Pizza Kitchen, Inc.	Restaurant	Second Lien Debt (11.88% Cash (1 month LIBOR + 10%, 1% Floor), Due 8/23/23)	5,000	4,886	4,886	2.2%

				4,886	4,886	2.2%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)		258	80	0.0%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock Warrants (655,908 units) (7)		264	178	0.1%

				522	258	0.1%

Cedar Electronics Holding Corp.	Consumer Electronics	Subordinated Debt (12% Cash, Due 12/26/20) (8)(9)	21,550	21,550	958	0.4%

				21,550	958	0.4%

CIS Secure Computing, Inc.	Government Services	First Lien Debt (10.17% Cash (1 month LIBOR + 8.5%, 1% Floor), 1% PIK, Due 9/14/22) (10)	9,015	9,015	9,015	4.1%

CIS Secure Computing, Inc.	Government Services	Common Stock (46,163 shares)		1,000	1,541	0.7%

				10,015	10,556	4.8%

Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9% Cash, 2% PIK, Due 11/29/21)	18,250	18,250	17,431	8.0%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	640	0.3%

				19,825	18,071	8.3%

Currency Capital, LLC	Financial Services	First Lien Debt (12.67% Cash (1 month LIBOR + 11%, 0.50% Floor) Due 1/20/22) (11)	17,000	17,000	17,000	7.8%

Currency Capital, LLC	Financial Services	Class A Preferred Units (2,000,000 units) (11)		2,000	2,000	0.9%

				19,000	19,000	8.7%

Flavors Holdings, Inc.	Food Product Manufacturer	First Lien Debt (8.05% Cash (3 month LIBOR + 5.75%, 1% Floor), Due 4/3/20)	6,600	6,503	6,023	2.8%

Flavors Holdings, Inc.	Food Product Manufacturer	Second Lien Debt (12.30% Cash (3 month LIBOR + 10%, 1% Floor), Due 10/3/21)	12,000	11,757	10,923	5.0%

				18,260	16,946	7.8%

MC Sign Lessor Corp.	Advertising & Marketing Services	First Lien Debt (8.66% Cash (1 month LIBOR + 7.0%, 1% Floor), Due 12/22/22)(12)	3,935	3,935	3,935	1.8%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

March 31, 2018

(unaudited)

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

MC Sign Lessor Corp.	Advertising & Marketing Services	First Lien Debt (8.66% Cash (1 month LIBOR + 7.0%, 1% Floor), Due 12/22/22)(13)	-	-	-	0.0%

				3,935	3,935	1.8%

Nth Degree, Inc.	Business Services	First Lien Debt (13.19% Cash (1 month LIBOR + 11.5%, 1% Floor), 2% PIK, Due 12/14/20)	7,236	7,236	7,236	3.3%

Nth Degree, Inc.	Business Services	Preferred Stock (2,400 Units, 10% PIK dividend) (5)		3,011	11,401	5.2%

				10,247	18,637	8.5%

Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (12% Cash, 4% PIK, Due 7/17/19)	8,706	8,668	8,706	4.0%

				8,668	8,706	4.0%

Spectra Services Holdings, LLC	Refrigeration / HVAC services	First Lien Debt (10% Cash, 4% PIK, Due 12/27/22)	7,525	7,525	7,525	3.4%

Spectra Services Holdings, LLC	Refrigeration / HVAC services	Class A Units (1,283,824 units, 4% Cash dividend, 11% PIK dividend) (5)		1,321	1,560	0.7%

Spectra Services Holdings, LLC	Refrigeration / HVAC services	Class B Units (257 units)		-	-	0.0%

				8,846	9,085	4.1%

Sur La Table, Inc.	Retail	First Lien Debt (12% Cash, Due 7/28/20)	15,000	15,000	15,000	6.9%

				15,000	15,000	6.9%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	758	0.3%

				758	758	0.3%

Vintage Stock, Inc.	Specialty Retail	First Lien Debt (14.16% Cash (1 month LIBOR + 12.5%, 0.5% floor), 3% PIK, Due 11/3/21)	19,494	19,494	19,494	8.9%

				19,494	19,494	8.9%

Vology, Inc.	Information Technology	Subordinated Debt (15% Cash (3 month LIBOR + 14%, 1% Ceiling), 4% PIK Due 6/30/20)	8,458	8,458	8,458	3.9%

				8,458	8,458	3.9%

Western Windows Systems, LLC	Building Products	First Lien Debt (12.5% Cash, Due 7/31/20) (6)	10,500	10,500	10,500	4.8%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

March 31, 2018

(unaudited)

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Western Windows Systems, LLC	Building Products	Membership Units (39,860 units)		3,000	8,209	3.8%

				13,500	18,709	8.6%

Xirgo Technologies, LLC	Information Technology	Subordinated Debt (11.5% Cash, Due 3/1/22)	15,750	15,750	15,750	7.2%

Xirgo Technologies, LLC	Information Technology	Membership Units (600,000 units)		600	569	0.3%

				16,350	16,319	7.5%

Sub Total Non-control/non-affiliated investments - United States				266,900	263,518	120.7%

Non-control/non-affiliated investments - Brazil
Velum Global Credit Management, LLC	Financial Services	First Lien Debt (15% PIK, Due 12/31/17) (8) (11) (14) (15)	12,741	11,816	7,574	3.5%

				11,816	7,574	3.5%

Sub Total Non-control/non-affiliated investments - Brazil				11,816	7,574	3.5%

Sub Total Non-control/non-affiliated investments				$278,716	$271,092	124.2%

Affiliate investments - 57.3%

Affiliate investments - United States
AAE Acquisition, LLC	Industrial Equipment Rental	Second Lien Debt (8% Cash, 4% PIK, Due 8/24/19) (14)	$16,004	$16,004	$15,952	7.3%

AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (2.19% fully diluted)		17	-	0.0%

AAE Acquisition, LLC	Industrial Equipment Rental	Warrants (37.78% fully diluted)		-	-	0.0%

				16,021	15,952	7.3%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	First Lien Debt (12% Cash, 1% PIK, Due 3/23/21)	14,688	14,688	14,688	6.7%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class A (1,253,198 shares)		1,504	-	0.0%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class B (900,000 shares)		300	300	0.1%

				16,492	14,988	6.8%

City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 10/20/19) (14)	8,231	8,231	8,231	3.8%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

March 31, 2018

(unaudited)

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

City Gear, LLC	Footwear Retail	Preferred Membership Units (2.78% fully diluted, 9% Cash Dividend) (5)		1,269	1,269	0.6%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.38% fully diluted)		-	7,631	3.5%

				9,500	17,131	7.9%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8% PIK Dividend) (5)		2,968	3,286	1.5%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,678	0.8%

				2,970	4,964	2.3%

J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13% Cash, Due 6/16/19) (14)	6,406	6,406	6,313	2.9%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	-	0.0%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (6,369 shares)		-	-	0.0%

				7,224	6,313	2.9%

LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)		896	7,662	3.5%

				896	7,662	3.5%

MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12% Cash, Due 1/31/19) (14)	2,600	2,600	2,600	1.2%

MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 1/31/19) (14)	400	388	400	0.2%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6% PIK Dividend) (5)		1,405	1,542	0.7%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	174	0.1%

				4,393	4,716	2.2%

MTI Holdings, LLC	Retail Display & Security Services	Membership Units (2,000,000 units) (16)		-	100	0.0%

				-	100	0.0%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)		6,958	8,891	4.1%

				6,958	8,891	4.1%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

March 31, 2018

(unaudited)

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership) (16)		-	101	0.0%

				-	101	0.0%

US Bath Group, LLC	Building Products	First Lien Debt (10.67% Cash (1 month LIBOR + 9.0%, 1% Floor), Due 1/2/23)	14,688	14,688	14,688	6.7%

US Bath Group, LLC	Building Products	Membership Units (500,000 units)		500	500	0.2%

				15,188	15,188	6.9%

U.S. Well Services, LLC	Oil & Gas Services	First Lien Debt (7.65% Cash (1 month LIBOR + 6%, 1% floor), Due 2/2/22) (17)	2,299	2,299	2,299	1.1%

U.S. Well Services, LLC	Oil & Gas Services	First Lien Debt (10.65% Cash (1 month LIBOR + 9%, 1% floor), Due 2/2/22)	9,713	9,713	9,713	4.5%

U.S. Well Services, LLC	Oil & Gas Services	Class A Units (5,680,688 Units)		6,259	15,004	6.9%

U.S. Well Services, LLC	Oil & Gas Services	Class B Units (2,076,298 Units)		441	955	0.4%

				18,712	27,971	12.9%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Subordinated Debt (18)		813	1,035	0.5%

				813	1,035	0.5%

Sub Total Affiliate investments - United States				$99,167	$125,012	57.3%

Control investments- 49.3%

Control investments - United States
CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (12% Cash, 4% PIK, Due 5/24/18)	$12,497	$12,497	$11,306	5.2%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (21.3% fully diluted)		1,394	-	0.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (10% fully diluted )		-	-	0.0%

				13,891	11,306	5.2%

Eastport Holdings, LLC	Business Services	Subordinated Debt (15.02% Cash (3 month LIBOR + 13%, 0.5% Floor), Due 4/29/20)	16,500	14,926	16,500	7.6%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

March 31, 2018

(unaudited)

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Eastport Holdings, LLC	Business Services	Membership Units (33.3% ownership) (19)		4,733	26,449	12.1%

				19,659	42,949	19.7%

Kelle's Transport Service, LLC	Transportation	First Lien Debt (4% Cash, Due 2/15/20) (20)	2,227	2,227	2,227	1.0%

Kelle's Transport Service, LLC	Transportation	First Lien Debt (1.46% Cash, Due 2/15/20) (14)	13,674	13,669	9,933	4.6%

Kelle's Transport Service, LLC	Transportation	Membership Units (27.5% fully diluted)		-	-	0.0%

				15,896	12,160	5.6%

Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/15/18) (14)	1,862	1,862	1,862	0.9%

Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/15/18) (14)	4,195	4,195	4,195	1.9%

Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	1,177	0.5%

				7,686	7,234	3.3%

Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (15% Cash, Due 10/30/20) (14)	7,500	7,500	7,500	3.4%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10% Cash Dividend) (5)		1,000	1,000	0.5%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	5,258	2.4%

				8,501	13,758	6.3%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (18% Cash, Due 12/19/18) (8) (14)	14,778	11,020	11,647	5.3%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)		3,278	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)		2,365	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,058 shares)		33	-	0.0%

				16,696	11,647	5.3%

Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt (8.69% Cash (1 month LIBOR + 7%, 1% floor, 2% ceiling), Due 12/31/22) (21)	2,040	2,040	2,040	0.9%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

March 31, 2018

(unaudited)

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt (8.69% Cash (1 month LIBOR + 7%, 1% floor, 5% ceiling), Due 12/31/22)	4,500	4,500	4,500	2.1%

Portrait Studio, LLC	Professional and Personal Digital Imaging	Preferred Units (4,350,000 Units)		2,450	2,024	0.9%

Portrait Studio, LLC	Professional and Personal Digital Imaging	Membership Units (150,000 Units)		-	-	0.0%

				8,990	8,564	3.9%

Sub Total Control investments - United States				$91,319	$107,618	49.3%

TOTAL INVESTMENTS - 230.8%				$469,202	$503,722	230.8%

Derivatives - (3.1)%

Derivatives - United States
Eastport Holdings, LLC	Business Services	Written Call Option (19)		$(20)	$(6,815)	(3.1%)

Sub Total Derivatives - United States				$(20)	$(6,815)	(3.1%)

TOTAL DERIVATIVES- (3.1)%				$(20)	$(6,815)	(3.1%)

(1) All investments valued using unobservable inputs (Level 3).

(2) All investments valued by the Board of Directors.

(3) All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.

(4) Percentages are based on net assets of $218,204 as of March 31, 2018.

(5) The equity investment is income producing, based on rate disclosed.

(6) The cash rate equals the approximate current yield on our last-out portion of the unitranche facility.

(7) The equity investment has an exercisable put option.

(8) Non-accrual investment.

(9) On April 2, 2018, the debt investment was converted to equity as part of a restructuring. The investment was valued based on the new capital structure of the company.

(10) The investment has a $2.0 million unfunded commitment.

(11) Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2018, 5.0% of the Company's total assets were non-qualifying assets.

(12) The investment has a $0.6 million unfunded commitment.

(13) The investment has a $0.5 million unfunded commitment.

(14) The maturity date of the original investment has been extended.

(15) The company is headquartered in Brazil.

(16) The company has been exited. The residual value reflects estimated escrow to be settled post-closing.

(17) The investment has a $0.7 million unfunded commitment.

(18) The investment has been exited. The residual value reflects estimated escrow and earnout to be settled post-closing.

(19) The Company has written a call option that enables CapitalSouth Partners Florida Sidecar Fund II, L.P. to purchase up to 31.25% of the Company's interest at a strike price of $1.5 million. As of March 31, 2018, the fair value of the written call option is approximately $6.8 million. See Note 4 to the consolidated financial statements for further detail on the written call option transaction.

(20) The investment has a $0.8 million unfunded commitment.

(21) The investment has a $3.0 million unfunded commitment.

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2017

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Non-control/non-affiliated investments - 130.0%

Non-control/non-affiliated investments - United States

3 Bridge Solutions, LLC	IT Consulting	First Lien Debt (10.38% Cash (1 month LIBOR + 9.0%, 1% Floor), Due 12/4/22)	$11,250	$11,250	$11,250	5.1%

3 Bridge Solutions, LLC	IT Consulting	Preferred Units (965,250 units, 8% PIK) (5)		971	971	0.4%

3 Bridge Solutions, LLC	IT Consulting	Membership Units (39,000 units)		10	10	0.0%

				12,231	12,231	5.5%

Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (11.74% Cash, Due 12/18/22) (6)	13,000	13,000	13,000	5.9%

Alternative Biomedical Solutions, LLC	Healthcare	Membership Units (20,092 units)		800	800	0.4%

				13,800	13,800	6.3%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (10.5% Cash, 1% PIK, Due 6/11/20)	9,068	9,068	7,568	3.4%

				9,068	7,568	3.4%

American Exteriors, LLC	Replacement Window Manufacturer	First Lien Debt (10% PIK, Due 1/1/19) (7)(8)	8,287	5,679	1,880	0.8%

American Exteriors, LLC	Replacement Window Manufacturer	Common Stock Warrants (10% fully diluted)		-	-	0.0%

				5,679	1,880	0.8%

AmeriMark Direct, LLC	Consumer Products	First Lien Debt (12.75% Cash, Due 9/8/21)	19,100	18,713	19,100	8.6%

				18,713	19,100	8.6%

B&W Quality Growers, LLC	Farming	Membership Unit Warrants (91,739 Units)		-	5,581	2.5%

				-	5,581	2.5%

BigMouth, Inc.	Consumer Products	First Lien Debt (13.3% Cash, Due 11/14/21) (6)	9,790	9,790	9,790	4.4%

BigMouth, Inc.	Consumer Products	Series A Preferred Stock (350,000 shares, 8% PIK) (5)		382	722	0.3%

				10,172	10,512	4.7%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2017

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Bluestem Brands, Inc.	Online Merchandise Retailer	First Lien Debt (9.07% Cash (1 month LIBOR + 7.5%, 1% Floor), Due 11/7/20)	4,029	3,965	3,755	1.7%

				3,965	3,755	1.7%

Brunswick Bowling Products, Inc.	Bowling Products	First Lien Debt (8% Cash (1 month LIBOR + 6%, 2% Floor), Due 5/22/20)	1,600	1,600	1,600	0.7%

Brunswick Bowling Products, Inc.	Bowling Products	First Lien Debt (16.25% Cash (1 month LIBOR + 14.25%, 2% Floor), Due 5/22/20)	5,586	5,586	5,586	2.5%

				7,186	7,186	3.2%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	2,767	1.2%

				5	2,767	1.2%

California Pizza Kitchen, Inc.	Restaurant	Second Lien Debt (11.57% Cash (1 month LIBOR + 10%, 1% Floor), Due 8/23/23)	5,000	4,880	4,880	2.2%

				4,880	4,880	2.2%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)		258	54	0.0%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock Warrants (655,908 units) (9)		264	120	0.1%

				522	174	0.1%

Cedar Electronics Holding Corp.	Consumer Electronics	Subordinated Debt (12% Cash, Due 12/26/20) (7)	21,550	21,550	3,498	1.6%

				21,550	3,498	1.6%

CIS Secure Computing, Inc.	Government Services	First Lien Debt (9.88% Cash (1 month LIBOR + 8.5%, 1% Floor), 1% PIK, Due 9/14/22) (10)	9,116	9,116	9,116	4.1%

CIS Secure Computing, Inc.	Government Services	Common Stock (46,163 shares)		1,000	1,204	0.5%

				10,116	10,320	4.6%

Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9% Cash, 2% PIK, Due 11/29/21)	18,159	18,159	16,995	7.7%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	393	0.2%

				19,734	17,388	7.9%

Currency Capital, LLC	Financial Services	First Lien Debt (12.38% Cash (1 month LIBOR + 11%, 0.50% Floor) Due 1/20/22) (11)	17,000	17,000	17,000	7.7%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2017

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Currency Capital, LLC	Financial Services	Class A Preferred Units (2,000,000 units) (11)		2,000	1,905	0.9%

				19,000	18,905	8.6%

Flavors Holdings, Inc.	Food Product Manufacturer	First Lien Debt (7.44% Cash (3 month LIBOR + 5.75%, 1% Floor), Due 4/3/20)	6,700	6,589	5,911	2.7%

Flavors Holdings, Inc.	Food Product Manufacturer	Second Lien Debt (11.69% Cash (3 month LIBOR + 10%, 1% Floor), Due 10/3/21)	12,000	11,740	10,311	4.6%

				18,329	16,222	7.3%

Nth Degree, Inc.	Business Services	First Lien Debt (8.38% Cash (1 month LIBOR + 7%, 1% Floor), 1% PIK, Due 12/14/20)	8,833	8,833	8,833	4.0%

Nth Degree, Inc.	Business Services	First Lien Debt (12.88% Cash (1 month LIBOR + 11.5%, 1% Floor), 2% PIK, Due 12/14/20)	7,200	7,200	7,200	3.2%

Nth Degree, Inc.	Business Services	Preferred Stock (2,400 Units, 10% PIK dividend) (5)		2,938	11,140	5.0%

				18,971	27,173	12.2%

Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (12% Cash, 4% PIK, Due 7/17/19)	9,014	8,964	9,014	4.1%

				8,964	9,014	4.1%

Spectra Services Holdings, LLC	Refrigeration / HVAC services	First Lien Debt (10% Cash, 4% PIK, Due 12/27/22)	7,450	7,450	7,450	3.4%

Spectra Services Holdings, LLC	Refrigeration / HVAC services	Class A Units (1,283,824 units, 4% Cash dividend, 11% PIK dividend) (5)		1,286	1,286	0.6%

Spectra Services Holdings, LLC	Refrigeration / HVAC services	Class B Units (257 units)		-	-	0.0%

				8,736	8,736	4.0%

Sur La Table, Inc.	Retail	First Lien Debt (12% Cash, Due 7/28/20)	15,000	15,000	15,000	6.8%

				15,000	15,000	6.8%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	1,316	0.6%

				758	1,316	0.6%

Vintage Stock, Inc.	Specialty Retail	First Lien Debt (13.86% Cash (1 month LIBOR + 12.5%, 0.5% floor), 3% PIK, Due 11/3/21)	20,713	20,713	20,713	9.3%

				20,713	20,713	9.3%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2017

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Vology, Inc.	Information Technology	Subordinated Debt (15% Cash (3 month LIBOR + 14%, 1% Ceiling), 4% PIK Due 6/30/20)	8,374	8,374	8,374	3.8%

				8,374	8,374	3.8%

Western Windows Systems, LLC	Building Products	First Lien Debt (11.9% Cash, Due 7/31/20) (6)	10,500	10,500	10,500	4.7%

Western Windows Systems, LLC	Building Products	Membership Units (39,860 units)		3,000	7,379	3.3%

				13,500	17,879	8.0%

Xirgo Technologies, LLC	Information Technology	Subordinated Debt (11.5% Cash, Due 3/1/22)	15,750	15,750	15,750	7.1%

Xirgo Technologies, LLC	Information Technology	Membership Units (600,000 units)		600	637	0.3%

				16,350	16,387	7.4%

Sub Total Non-control/non-affiliated investments - United States				286,316	280,359	126.4%

Non-control/non-affiliated investments - Brazil
Velum Global Credit Management, LLC	Financial Services	First Lien Debt (15% PIK, Due 12/31/17) (7) (8) (11) (12)	12,275	11,816	8,015	3.6%

				11,816	8,015	3.6%

Sub Total Non-control/non-affiliated investments - Brazil				11,816	8,015	3.6%

Sub Total Non-control/non-affiliated investments				$298,132	$288,374	130.0%

Affiliate investments - 46.8%

Affiliate investments - United States
AAE Acquisition, LLC	Industrial Equipment Rental	Second Lien Debt (8% Cash, 4% PIK, Due 8/24/19) (8)	$15,846	$15,846	$15,603	7.0%

AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (2.19% fully diluted)		17	-	0.0%

AAE Acquisition, LLC	Industrial Equipment Rental	Warrants (37.78% fully diluted)		-	-	0.0%

				15,863	15,603	7.0%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Subordinated Debt (14% Cash, Due 8/9/19) (13)	3,000	3,000	3,000	1.4%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2017

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Subordinated Debt (12% Cash, Due 8/9/19) (13)	5,828	5,828	5,828	2.6%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock (1,253,198 shares)		1,504	457	0.2%

				10,332	9,285	4.2%

City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 10/20/19) (8)	8,231	8,231	8,231	3.7%

City Gear, LLC	Footwear Retail	Preferred Membership Units (2.78% fully diluted, 9% Cash Dividend) (5)		1,269	1,269	0.6%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.38% fully diluted)		-	8,248	3.7%

				9,500	17,748	8.0%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8% PIK Dividend) (5)		2,902	3,225	1.5%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,932	0.9%

				2,904	5,157	2.4%

J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (6% Cash, 7% PIK, Due 6/16/19) (8)	6,368	6,368	6,170	2.8%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	-	0.0%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (6,369 shares)		-	-	0.0%

				7,186	6,170	2.8%

LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)		896	7,650	3.4%

				896	7,650	3.4%

MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12% Cash, Due 1/31/19) (8)	2,600	2,600	2,600	1.2%

MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 1/31/19) (8)	400	388	400	0.2%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6% PIK dividend) (5)		1,381	1,520	0.7%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	193	0.1%

				4,369	4,713	2.2%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2017

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

MTI Holdings, LLC	Retail Display & Security Services	Membership Units (2,000,000 units) (14)		-	100	0.0%

				-	100	0.0%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)		6,958	8,528	3.8%

				6,958	8,528	3.8%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership) (14)		-	101	0.0%

				-	101	0.0%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares) (14)		-	93	0.0%

				-	93	0.0%

U.S. Well Services, LLC	Oil & Gas Services	First Lien Debt (7.35% Cash (1 month LIBOR + 6%, 1% floor), Due 2/2/22) (15)	2,299	2,299	2,299	1.0%

U.S. Well Services, LLC	Oil & Gas Services	First Lien Debt (12.35% PIK (1 month LIBOR + 11%, 1% floor), Due 2/2/22)	9,516	9,516	9,516	4.3%

U.S. Well Services, LLC	Oil & Gas Services	Class A Units (5,680,688 Units)		6,259	15,004	6.8%

U.S. Well Services, LLC	Oil & Gas Services	Class B Units (2,076,298 Units)		441	955	0.4%

				18,515	27,774	12.5%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Subordinated Debt (19)		813	1,035	0.5%

				813	1,035	0.5%

Sub Total Affiliate investments - United States				$77,336	$103,957	46.8%

Control investments- 48.5%

Control investments - United States
CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (12% Cash, 4% PIK, Due 5/24/18)	$12,373	12,373	12,373	5.6%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (21.3% fully diluted)		1,394	118	0.1%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2017

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (10% fully diluted )		-	60	0.0%

				13,767	12,551	5.7%

Eastport Holdings, LLC	Business Services	Subordinated Debt (14.49% Cash (3 month LIBOR + 13%, 0.5% Floor), Due 4/29/20)	16,500	14,738	16,500	7.4%

Eastport Holdings, LLC	Business Services	Membership Units (33.3% ownership) (16)		4,733	26,449	11.9%

				19,471	42,949	19.3%

Kelle's Transport Service, LLC	Transportation	First Lien Debt (4% Cash, Due 2/15/20) (17)	2,000	2,000	2,000	0.9%

Kelle's Transport Service, LLC	Transportation	First Lien Debt (1.46% Cash, Due 2/15/20) (8)	13,674	13,669	9,560	4.3%

Kelle's Transport Service, LLC	Transportation	Membership Units (27.5% fully diluted)		-	-	0.0%

				15,669	11,560	5.2%

Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/15/18) (8)	1,862	1,862	1,862	0.8%

Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/15/18) (8)	4,154	4,154	4,154	1.9%

Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	1,629	0.7%

				7,645	7,645	3.4%

Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (15% Cash, Due 10/30/20) (8)	6,500	6,500	6,500	2.9%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10% Cash Dividend) (5)		1,000	1,000	0.5%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	5,005	2.3%

				7,501	12,505	5.7%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (18% Cash, Due 12/19/18) (7) (8)	14,072	11,020	11,588	5.2%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)		3,278	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)		2,365	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,058 shares)		33	-	0.0%

				16,696	11,588	5.2%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2017

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt (8.56% Cash (1 month LIBOR + 7%, 1% floor, 2% ceiling), Due 12/31/22) (18)	1,860	1,860	1,860	0.9%

Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt (8.56% Cash (1 month LIBOR + 7%, 1% floor, 5% ceiling), Due 12/31/22)	4,500	4,500	4,500	2.0%

Portrait Studio, LLC	Professional and Personal Digital Imaging	Preferred Units (4,350,000 Units)		2,450	2,450	1.1%

Portrait Studio, LLC	Professional and Personal Digital Imaging	Membership Units (150,000 Units)		-	-	0.0%

				8,810	8,810	4.0%

Sub Total Control investments - United States				$89,559	$107,608	48.5%

TOTAL INVESTMENTS - 225.3%				$465,027	$499,939	225.3%

Derivatives - (3.1)%

Derivatives - United States
Eastport Holdings, LLC	Business Services	Written Call Option (16)		$(20)	$(6,815)	(3.1)%

Sub Total Derivatives - United States				$(20)	$(6,815)	(3.1)%

TOTAL DERIVATIVES- (3.1)%				$(20)	$(6,815)	(3.1)%

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

(11) Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2017, 5.0% of the Company's total assets were non-qualifying assets.

(12) The company is headquartered in Brazil.

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

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Note 1. Organization

Capitala Finance Corp. (the ‘‘Company’’, ‘‘we’’, ‘‘us’’, and ‘‘our’’) is an externally managed non-diversified closed-end management investment company incorporated in Maryland that has elected to be regulated as a business development company (‘‘BDC’’) under the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). The Company is an ‘‘emerging growth company’’ within the meaning of the Jumpstart Our Business Startups Act of 2012 (the ‘‘JOBS Act’’), and as such, is subject to reduced public company reporting requirements. The Company commenced operations on May 24, 2013 and completed its initial public offering (‘‘IPO’’) on September 30, 2013. The Company is managed by Capitala Investment Advisors, LLC (the ‘‘Investment Advisor’’), an investment adviser that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the ‘‘Advisors Act’’), and Capitala Advisors Corp. (the ‘‘Administrator’’) provides the administrative services necessary for the Company to operate. For United States (“U.S.”) federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (‘‘RIC’’) under subchapter M of the Internal Revenue Code of 1986, as amended (the ‘‘Code’’).

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through our subsidiaries that are licensed by the U.S. Small Business Administration (‘‘SBA’’) under the Small Business Investment Company (‘‘SBIC’’) Act, the Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests in first lien loans, second lien loans, subordinated loans, and, to a lesser extent, equity securities issued by lower middle-market companies and traditional middle-market companies.

The Company was formed for the purpose of: (i) acquiring, through a series of transactions, an investment portfolio from the following entities: CapitalSouth Partners Fund I Limited Partnership (‘‘Fund I’’); CapitalSouth Partners Fund II Limited Partnership (‘‘Fund II’’); CapitalSouth Partners Fund III, L.P. (‘‘Fund III Parent’’); CapitalSouth Partners SBIC Fund III, L.P. (‘‘Fund III’’) and CapitalSouth Partners Florida Sidecar Fund I, L.P. (‘‘Florida Sidecar’’ and, collectively with Fund I, Fund II, Fund III and Fund III Parent, the ‘‘Legacy Funds’’); (ii) raising capital in the IPO and (iii) continuing and expanding the business of the Legacy Funds by making additional debt and equity investments in lower middle-market and traditional middle-market companies.

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the ‘‘Formation Transactions’’). Fund II, Fund III and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their SBIC licenses, continued to hold their existing investments at the time of the IPO and have continued to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share, resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds.

During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to Capitala Finance Corp. and was legally dissolved as a standalone partnership.

The Company has formed and expects to continue to form certain consolidated taxable subsidiaries (the ‘‘Taxable Subsidiaries’’), which are taxed as corporations for income tax purposes. These Taxable Subsidiaries allow the Company to make equity investments in companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company is considered an investment company as defined in Accounting Standards Codification (‘‘ASC’’) Topic 946 — Financial Services — Investment Companies (‘‘ASC 946’’). The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (‘‘U.S. GAAP’’) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying our annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, including Fund II, Fund III, Florida Sidecar, and the Taxable Subsidiaries.

The Company’s financial statements as of March 31, 2018 and December 31, 2017 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, Florida Sidecar, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2018.

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

Segments

In accordance with ASC Topic 280 — Segment Reporting (‘‘ASC 280’’), the Company has determined that it has a single reporting segment and operating unit structure. While the Company invests in several industries and geographic locations, all investments share similar business and economic risks. As such, all investment activities have been aggregated into a single segment.

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less at the date of purchase. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Investment Classification

In accordance with the provisions of the 1940 Act, the Company classifies its investments by level of control. As defined in the 1940 Act, ‘‘Control Investments’’ are investments in those companies that the Company is deemed to ‘‘Control.’’ ‘‘Affiliate Investments’’ are investments in those companies that are ‘‘Affiliated Companies’’ of the Company, as defined in the 1940 Act, other than Control Investments. ‘‘Non-Control/Non-Affiliate Investments’’ are those investments that are neither Control Investments nor Affiliate Investments. Generally under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25% of the voting securities of such company and/or has greater than 50% representation on its board or has the power to exercise control over management or policies of such portfolio company. The Company is deemed to be an affiliate of a company in which the Company has invested if it owns between 5% and 25% of the voting securities of such company.

Valuation of Investments

The Company applies fair value accounting to all of its financial instruments in accordance with the 1940 Act and ASC Topic 820 — Fair Value Measurements and Disclosures (‘‘ASC 820’’). ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy, as discussed in Note 4.

In determining fair value, the Company’s board of directors (the ‘‘Board’’) uses various valuation approaches, and engages a third-party valuation firm, which provides an independent valuation of certain investments it reviews. In accordance with U.S. GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

In estimating the fair value of portfolio investments, the Company starts with the cost basis of the investment, which includes original issue discount and payment-in-kind (‘‘PIK’’) income, if any. The transaction price is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected fair values.

The valuation methodologies summarized below are utilized by the Company in estimating fair value.

Enterprise Value Waterfall Approach

The enterprise value waterfall approach determines an enterprise value based on earnings before interest, tax, depreciation and amortization (‘‘EBITDA’’) multiples of publicly traded companies that are considered similar to the subject portfolio company. The Company considers a variety of items in determining a reasonable pricing multiple, including, but not limited to, operating results, budgeted projections, growth, size, risk, profitability, leverage, management depth, diversification, market position, supplier or customer dependence, asset utilization, liquidity metrics, and access to capital markets. EBITDA of the portfolio company is adjusted for non-recurring items in order to reflect a normalized level of earnings that is representative of future earnings. In certain instances, the Company may also utilize revenue multiples to determine enterprise value. When available, the Company may assign a pricing multiple or value its equity investments based on the value of recent investment transactions in the subject portfolio company or offers to purchase the portfolio company. The enterprise value is adjusted for financial instruments with seniority to the Company’s ownership and for the effect of any instrument which may dilute the Company’s investment in the portfolio company. The adjusted enterprise value is then apportioned based on the seniority and privileges of the Company’s investments within the portfolio company.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income and paid-in-kind interest income: Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company has loans in the portfolio that contain a payment-in-kind interest (‘‘PIK interest’’) provision. The PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due.

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

Dividend income and paid-in-kind dividends: Dividend income is recognized on the date dividends are declared. The Company holds preferred equity investments in the portfolio that contain a payment-in-kind dividend (‘‘PIK dividends’’) provision. PIK dividends, which represent contractually deferred dividends added to the equity balance, are recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company will typically cease accrual of PIK dividends when the fair value of the equity investment is less than the cost basis of the investment or when it is otherwise determined by management that PIK dividends are unlikely to be collected. If management determines that a decline in fair value is temporary in nature and the PIK dividends are more likely than not to be collected, management may elect to continue accruing PIK dividends.

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

Loan Sales

The Company follows the guidance in ASC Topic 860 — Transfers and Servicing (‘‘ASC 860’’) when accounting for loan participations and partial loan sales as it relates to concluding on sales accounting treatment for such transactions. Based on the Company’s analysis of all loan participations and partial sales completed, the Company believes that all such transactions meet the criterion required by ASC 860 to qualify for sales accounting treatment.

General and Administrative Expenses

General and administrative expenses are paid as incurred. The Company’s administrative expenses include personnel and overhead expenses allocable to the Company paid by and reimbursed to the Administrator under an administration agreement between the Company and the Administrator (the ‘‘Administration Agreement’’). Other operating expenses such as legal and audit fees, director fees, and director and officer insurance are generally paid directly by the Company.

Deferred Financing Fees

Costs incurred to issue the Company’s debt obligations are capitalized and are amortized over the term of the debt agreements under the effective interest method.

Commitments and Contingencies

As of March 31, 2018, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $3.0 million (Portrait Studio, LLC), $2.0 million (CIS Secure Computing, Inc.), $1.1 million (MC Sign Lessor Corp), $0.8 million (Kelle’s Transport Service, LLC) and $0.7 million (U.S. Well Services, LLC). As of December 31, 2017, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $3.1 million (Portrait Studio, LLC), $2.0 million (CIS Secure Computing, Inc.), $1.0 million (Kelle’s Transport Service, LLC), and $0.7 million (U.S. Well Services, LLC).

In addition to unfunded commitments related to debt investments, the Company also has extended a guaranty on behalf of one of our portfolio companies, whereby we have guaranteed $1.9 million of obligations of Kelle’s Transport Service, LLC. As of March 31, 2018 we have not been required to make payments on this or any previous guaranties, and we consider the credit risks to be remote and the fair value of this guaranty to be immaterial.

In the ordinary course of business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that could lead to the execution of these provisions against the Company. Based on its history and experience, management believes that the likelihood of such an event is remote.

On December 28, 2017, an alleged stockholder filed a putative class action lawsuit complaint, Paskowitz v. Capitala Finance Corp., et al., in the United States District Court for the Central District of California (case number 2:17-cv-09251-MWF-AS) (the “Paskowitz Action”), against the Company and certain of its current officers on behalf of all persons who purchased or otherwise acquired the Company’s common stock between January 4, 2016 and August 7, 2017. On January 3, 2018, another alleged stockholder filed a putative class action complaint, Sandifer v. Capitala Finance Corp., et al., in the United States District Court for the Central District of California (case number 2:18-cv-00052-MWF-AS) (the “Sandifer Action”), asserting substantially similar claims on behalf of the same putative class and against the same defendants. The complaints in the Paskowitz Action and the Sandifer Action allege certain violations of the securities laws, including, inter alia, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations, and prospects. On February 2, 2018, the Sandifer Action was transferred, on stipulation of the parties, to the United States District Court for the Western District of North Carolina. The Sandifer Action was voluntarily dismissed on February 28, 2018. On March 1, 2018, the Paskowitz Action was transferred, on stipulation of the parties, to the United States District Court for the Western District of North Carolina (case number 3:18-cv-00096-RJC-DSC). While the Company intends to vigorously defend itself in this litigation, the outcome of these legal proceedings cannot be predicted with certainty.

Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, are in the early stages of the proceedings, and are subject to appeal. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against us. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from, the matters described above. Based on information currently available, the Company does not believe that any reasonably possible losses arising from the currently pending legal matters described above will be material to the Company’s results of operations or financial condition. However, in light of the inherent uncertainties involved in such matters, an adverse outcome in this litigation could materially and adversely affect the Company’s financial condition, results of operations or cash flows in any particular reporting period.

In the ordinary course of business, the Company may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Company or result in direct losses to the Company. In management’s opinion, no direct losses with respect to litigation contingencies were probable as of March 31, 2018 and December 31, 2017. Management is of the opinion that the ultimate resolution of such claims, if any, will not materially affect the Company’s business, financial position, results of operations or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to litigation contingencies.

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

For U.S. federal income tax purposes, as of March 31, 2018, the aggregate net unrealized appreciation for all securities was $27.7 million. As of March 31, 2018, gross unrealized appreciation was $82.0 million and gross unrealized depreciation was $54.3 million. The aggregate cost of securities for U.S. federal income tax purposes was $476.0 million.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of March 31, 2018 and December 31, 2017, the Company recorded a net deferred tax liability of $1.3 million and $1.3 million, respectively. For the three months ended March 31, 2018, the Company recorded a tax provision of $50 thousand. For the three months ended March 31, 2017, no tax provision was recorded.

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

ASC Topic 740 — Income Taxes (‘‘ASC 740’’), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ to be sustained by the applicable tax authority. Tax positions deemed to meet a ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of March 31, 2018 and December 31, 2017, there were no uncertain tax positions.

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

The tax years ended August 31, 2017, 2016 and 2015 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three months ended March 31, 2018 and March 31, 2017. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

The Company has elected to amend its tax year end from August 31 to December 31 and will file a tax return for the four months ended December 31, 2017. The election to change the tax year end is not expected to have a material impact on the Company’s consolidated statements of operations, the Company’s tax status as a RIC, or the nature of distributions paid to our stockholders.

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

The Company has adopted an ‘‘opt out’’ dividend reinvestment plan (‘‘DRIP’’) for the Company’s common stockholders. As a result, if the Company declares a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of the Company’s common stock unless a stockholder specifically ‘‘opts out’’ of our DRIP. If a stockholder opts out, that stockholder will receive cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in the Company’s DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes.

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

Note 3. Recent Accounting Pronouncements

In October 2016, the SEC adopted new rules and amended existing rules (together, ‘‘final rules’’) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosures about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017. Management has adopted the amendments to Regulation S-X and included required disclosures in the Company’s consolidated financial statements and related disclosures.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The new guidance significantly enhances comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. The new guidance became effective for the annual reporting period beginning January 1, 2018, including interim periods within that reporting period. The Company completed its assessment in evaluating the potential impact on its consolidated financial statements and based on its assessment, determined that its financial contracts are excluded from the scope of ASU 2014-09. As a result of the scope exception for financial contracts, the Company’s management has determined that there will be no material changes to the recognition timing and classification of revenues and expenses; additionally, the Company’s management determined that the adoption of ASU 2014-09 does not have a significant impact on its consolidated financial statement disclosures.

Note 4. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through the Company’s subsidiaries that are licensed by the SBA under the SBIC Act, the Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests in first lien loans, second lien loans, and subordinated loans. Most of the Company’s debt investments are coupled with equity interests, whether in the form of detachable ‘‘penny’’ warrants or equity co-investments made pari-passu with our borrowers’ financial sponsors. As of March 31, 2018, our portfolio consisted of investments in 46 portfolio companies with a fair value of approximately $503.7 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans or delayed draw facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt in one debt security, bifurcating the loan into a first-out tranche and last-out tranche. As of March 31, 2018, 12.9% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

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

During the three months ended March 31, 2018, the Company made approximately $27.8 million of investments and had approximately $21.4 million in repayments and sales resulting in net investments of approximately $6.4 million for the period. During the three months ended March 31, 2017, the Company made approximately $21.7 million of investments and had approximately $33.0 million in repayments and sales resulting in net repayments and sales of approximately $11.3 million for the period.

During the three months ended March 31, 2018, the Company funded $1.0 million of previously committed capital to existing portfolio companies. During the three months ended March 31, 2018, the Company funded $26.8 million of investments in portfolio companies for which it was not previously committed to fund. During the three months ended March 31, 2017, the Company funded $1.2 million of previously committed capital to existing portfolio companies. During the three months ended March 31, 2017, the Company funded $20.5 million of investments in portfolio companies for which it was not previously committed to fund. In addition to investing directly in portfolio companies, the Company may assist portfolio companies in securing financing from other sources by introducing portfolio companies to sponsors or by leading a syndicate of investors to provide the portfolio companies with financing. During the three months ended March 31, 2018 and March 31, 2017, the Company did not lead any syndicates and did not assist any portfolio companies in obtaining indirect financing.

On August 31, 2016, the Company sold a portion of 14 securities across 10 portfolio companies to CapitalSouth Partners Florida Sidecar Fund II, L.P. (‘‘FSC II’’), including granting an option to acquire a portion of the Company’s equity investment in Eastport Holdings, LLC (the ‘‘Written Call Option’’), in exchange for 100% of the partnership interests in FSC II. Concurrent with the sale of these assets to FSC II, the Company received cash consideration of $47.6 million from an affiliated third-party purchaser in exchange for 100% of the partnership interests of FSC II. These assets were sold to FSC II at their June 30, 2016 fair market values, resulting in a net realized gain of $0.1 million. The Company’s Board pre-approved this transaction pursuant to Section 57(f) of the 1940 Act.

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

The Written Call Option granted FSC II the right to purchase up to 31.25% of the Company’s equity investment in Eastport Holdings, LLC. The Written Call Option has a strike price of $1.5 million and a termination date of August 31, 2018. The fair value of the Written Call Option, which has been treated as a derivative liability and is recorded in the financial statement line item Written Call Option at fair value in the Company’s consolidated statements of assets and liabilities, was approximately $6.8 million and $6.8 million as of March 31, 2018 and December 31, 2017, respectively. For purposes of determining the fair value of the Written Call Option, the Company calculated the difference in the fair value of the underlying equity investment in Eastport Holdings, LLC and the strike price of the Written Call Option, or intrinsic value. The time value of the Written Call Option as of March 31, 2018 was determined to be insignificant. The Written Call Option is classified as a Level 3 financial instrument.

The composition of our investments as of March 31, 2018, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$268,504	57.2%	$256,594	51.0%
Second Lien Debt	32,647	7.0	31,761	6.3
Subordinated Debt	111,849	23.8	92,780	18.4
Equity and Warrants	56,202	12.0	122,587	24.3
Total	$469,202	100.0%	$503,722	100.0%

The composition of our investments as of December 31, 2017, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$257,147	55.3%	$243,489	48.7%
Second Lien Debt	32,465	7.0	30,794	6.1
Subordinated Debt	120,235	25.8	103,385	20.7
Equity and Warrants	55,180	11.9	122,271	24.5
Total	$465,027	100.0%	$499,939	100.0%

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

The following table presents the fair value measurements of investments, by major class, as of March 31, 2018 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$256,594	$256,594
Second Lien Debt	—	—	31,761	31,761
Subordinated Debt	—	—	92,780	92,780
Equity and Warrants	—	—	122,587	122,587
Total	$—	$—	$503,722	$503,722

The following table presents fair value measurements of the Written Call Option as of March 31, 2018 (dollars in thousands), according to the fair value hierarchy:

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

 The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2018 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Warrants	Total
Balance as of January 1, 2018	$243,489	$30,794	$103,385	$122,271	$499,939
Reclassifications	8,828	—	(8,828)	—	—
Repayments/sales	(20,676)	—	—	(724)	(21,400)
Purchases	27,000	—	—	800	27,800
Payment in-kind interest and dividends accrued	722	159	255	221	1,357
Accretion of original issue discount	64	23	186	—	273
Realized gain (loss) from investments	(4,579)	—	—	724	(3,855)
Net unrealized appreciation (depreciation) on investments	1,746	785	(2,218)	(705)	(392)
Balance as of March 31, 2018	$256,594	$31,761	$92,780	$122,587	$503,722

The following table provides a reconciliation of the beginning and ending balances for the Written Call Option that use Level 3 inputs for the three months ended March 31, 2018 (dollars in thousands):

Written Call Option
Balance as of January 1, 2018	$(6,815)
Net unrealized depreciation on Written Call Option	—
Balance as of March 31, 2018	$(6,815)

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

The net change in unrealized depreciation on investments held as of March 31, 2018 and March 31, 2017, was $(4.1) million and $(4.8) million, respectively, and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and (liabilities) as of March 31, 2018 were as follows:

	Fair Value (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
First lien debt	$218.9	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	8.9% – 20.0% (13.2%) 1.8x – 6.2x (3.5x) $1.7 million – $122.2 million ($21.4 million)
First lien debt	$37.7	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	3.5x – 6.0x (5.2x) $1.3 million – $3.2 million ($2.1 million) 0.2x – 0.2x (0.2x) $51.5 million – $51.5 million ($51.5 million)
Second lien debt	$31.8	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	11.9% – 17.6% (14.5%) 4.9x – 7.1x (6.0x) $7.3 million – $78.5 million ($41.5 million)
Subordinated debt	$56.2	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	11.5% – 19.5% (13.9%) 3.1x – 8.5x (5.6x) $2.0 million – $14.6 million ($9.6 million)
Subordinated debt	$36.6	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple Adjusted EBITDA	4.5x – 7.4x (6.7x) $1.7 million – $32.9 million ($24.0 million)
			Revenue Multiple	0.2x – 0.2x (0.2x)
			Revenue	$158.7 million – $158.7 million ($158.7 million)
Equity and warrants	$122.6	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	3.2x – 14.5x (7.8x) $1.7 million – $82.1 million (27.2 million) 0.5x – 0.5x (0.5x) $156.1 million – $156.1 million ($156.1 million)
Written Call Option	$(6.8)	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA	7.4x – 7.4x (7.4x) $32.9 million – $32.9 million ($32.9 million)

(1)	$1.0 million in subordinated debt was valued using the asset approach.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and (liabilities) as of December 31, 2017 were as follows:

	Fair Value (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
First lien debt	$211.2	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	8.6% – 21.2% (13.5%) 1.7x – 7.0x (3.6x) $1.8 million – $131.2 million ($21.1 million)
First lien debt	$32.3	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple Adjusted EBITDA	4.0x – 7.0x (5.5x) $2.1 million – $3.1 million ($2.6 million)
Second lien debt	$30.8	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	11.6% – 17.6% (14.4%) 4.9x – 7.0x (6.0x) $7.3 million – $78.5 million ($41.1 million)
Subordinated debt	$64.4	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	11.5% – 19.0% (14.2%) 3.2x – 8.1x (5.6x) 3.2 million – $15.1 million ($9.7 million)
Subordinated debt	$39.0	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	6.0x – 7.5x (7.2x) $1.8 million – $30.1 million ($21.2 million) 0.2x – 0.2x (0.2x) $150.7 million – $150.7 million ($150.7 million)
Equity and warrants	$122.3	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA	3.5x – 14.5x (7.9x) $1.8 million – $77.6 million ($24.3 million)
Written Call Option	$(6.8)	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA	7.25x – 7.25x (7.25x) $30.1 million – $30.1 million ($30.1 million)

(1)	$1.0 million in subordinated debt and $1.9 million in first lien debt were valued using the asset approach

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

Note 5. Transactions With Affiliated Companies

        During the three months ended March 31, 2018, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2017 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	March 31, 2018 Fair Value

Affiliate investments

AAE Acquisition, LLC	Second Lien Debt (8% Cash, 4% PIK, Due 8/24/19)	$16,004	$318	$15,603	$160	$-	$-	$189	$15,952

AAE Acquisition, LLC	Membership Units (2.19% fully diluted)	-	-	-	-	-	-	-	-

AAE Acquisition, LLC	Warrants (37.78% fully diluted)	-	-	-	-	-	-	-	-

			318	15,603	160	-	-	189	15,952

Burgaflex Holdings, LLC	First Lien Debt (12% Cash, 1% PIK, Due 3/23/21)	14,688	39	-	14,688	-	-	-	14,688

Burgaflex Holdings, LLC	Subordinated Debt (14% Cash, Due 8/9/19)	-	116	3,000	-	(3,000)	-	-	-

Burgaflex Holdings, LLC	Subordinated Debt (12% Cash, Due 8/9/19)	-	199	5,828	-	(5,828)	-	-	-

Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)	-	-	457	-	-	-	(457)	-

Burgaflex Holdings, LLC	Common Stock Class B (900,000 shares)	-	-	-	300		-	-	300

			354	9,285	14,988	(8,828)	-	(457)	14,988

Chef'n Corporation	Series A Preferred Stock (1,000,000 shares)	-	-	-	-	(644)	644	-	-

			-	-	-	(644)	644	-	-

City Gear, LLC	Subordinated Debt (13% Cash, Due 10/20/19)	8,231	268	8,231	-	-	-	-	8,231

City Gear, LLC (5)	Preferred Membership Units (2.78% fully diluted, 9% Cash Dividend)	-	29	1,269	-	-	-	-	1,269

City Gear, LLC	Membership Unit Warrants (11.38% fully diluted)	-	-	8,248	-	-	-	(617)	7,631

			297	17,748	-	-	-	(617)	17,131

GA Communications, Inc. (5)	Series A-1 Preferred Stock (1,998 shares, 8% PIK Dividend)	-	-	3,225	66	-	-	(5)	3,286

GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)	-	-	1,932	-	-	-	(254)	1,678

			-	5,157	66	-	-	(259)	4,964

J&J Produce Holdings, Inc.	Subordinated Debt (13% Cash, Due 6/16/19)	6,406	169	6,170	38	-	-	105	6,313

J&J Produce Holdings, Inc.	Common Stock (8,182 shares)	-	-	-	-	-	-	-	-

J&J Produce Holdings, Inc.	Common Stock Warrants (6,369 shares)	-	-	-	-	-	-	-	-

			169	6,170	38	-	-	105	6,313

LJS Partners, LLC	Common Stock (1,500,000 shares)	-	-	7,650	-	-	-	12	7,662

			-	7,650	-	-	-	12	7,662

MMI Holdings, LLC	First Lien Debt (12% Cash, Due 1/31/19)	2,600	79	2,600	-	-	-	-	2,600

MMI Holdings, LLC	Subordinated Debt (6% Cash, Due 1/31/19)	400	6	400	-	-	-	-	400

MMI Holdings, LLC (5)	Preferred Units (1,000 units, 6% PIK Dividend)	-	-	1,520	23	-	-	(1)	1,542

MMI Holdings, LLC	Common Membership Units (45 units)	-	-	193	-	-	-	(19)	174

			85	4,713	23	-	-	(20)	4,716

MTI Holdings, LLC	Membership Units (2,000,000 units)	-	-	100	-	-	-	-	100

			-	100	-	-	-	-	100

Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)	-	-	8,528	-	-	-	363	8,891

			-	8,528	-	-	-	363	8,891

Source Capital Penray, LLC	Membership Units (11.3% ownership)	-	-	101	-	-	-	-	101

			-	101	-	-	-	-	101

STX Healthcare Management Services, Inc.	Common Stock (1,200,000 shares)	-	-	93	-	(80)	80	(93)	-

			-	93	-	(80)	80	(93)	-

US Bath Group, LLC	First Lien Debt (10.67% Cash (1 month LIBOR + 9.0%, 1% Floor), Due 1/2/23)	14,688	614	-	15,000	(313)	-	1	14,688

US Bath Group, LLC	Membership Units (500,000 units)	-	-	-	500	-	-	-	500

			614	-	15,500	(313)	-	1	15,188

U.S. Well Services, LLC	First Lien Debt (7.65% Cash (1 month LIBOR + 6%, 1% floor), Due 2/2/22)	2,299	44	2,299	-	-	-	-	2,299

U.S. Well Services, LLC	First Lien Debt (10.65% Cash (1 month LIBOR + 9%, 1% floor), Due 2/2/22)	9,713	89	9,516	197	-	-	-	9,713

U.S. Well Services, LLC	Class A Units (5,680,688 Units)	-	-	15,004	-	-	-	-	15,004

U.S. Well Services, LLC	Class B Units (2,076,298 Units)	-	-	955	-	-	-	-	955

			133	27,774	197	-	-	-	27,971

V12 Holdings, Inc.	Subordinated Debt	-	-	1,035	-	-	-	-	1,035

			-	1,035	-	-	-	-	1,035

Total Affiliate investments			$1,970	$103,957	$30,972	$(9,865)	$724	$(776)	$125,012

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2017 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	March 31, 2018 Fair Value

Control investments

CableOrganizer Acquisition, LLC	First Lien Debt (12% Cash, 4% PIK, Due 5/24/18)	$12,497	$372	$12,373	$124	$-	$-	$(1,191)	$11,306

CableOrganizer Acquisition, LLC	Common Stock (21.3% fully diluted)	-	-	118	-	-	-	(118)	-

CableOrganizer Acquisition, LLC	Common Stock Warrants (10% fully diluted)	-	-	60	-	-	-	(60)	-

			372	12,551	124	-	-	(1,369)	11,306

Eastport Holdings, LLC	Subordinated Debt (15.02% Cash (3 month LIBOR + 13%, 0.5% Floor), Due 4/29/20)	16,500	799	16,500	187	-	-	(187)	16,500

Eastport Holdings, LLC	Membership Units (33.3% ownership)	-	-	26,449	-	-	-	-	26,449

			799	42,949	187	-	-	(187)	42,949

Kelle's Transport Service, LLC	First Lien Debt (4% Cash, Due 2/15/20)	2,227	21	2,000	227	-	-	-	2,227

Kelle's Transport Service, LLC	First Lien Debt (1.46% Cash, Due 2/15/20)	13,674	50	9,560	-	-	-	373	9,933

Kelle's Transport Service, LLC	Membership Units (27.5% fully diluted)	-	-	-	-	-	-	-	-

			71	11,560	227	-	-	373	12,160
Micro Precision, LLC	Subordinated Debt (10% Cash, Due 9/15/18)	1,862	47	1,862	-	-	-	-	1,862

Micro Precision, LLC	Subordinated Debt (14% Cash, 4% PIK, Due 9/15/18)	4,195	146	4,154	42	-	-	(1)	4,195

Micro Precision, LLC	Series A Preferred Units (47 units)	-	-	1,629	-	-	-	(452)	1,177

			193	7,645	42	-	-	(453)	7,234

Navis Holdings, Inc.	First Lien Debt (15% Cash, Due 10/30/20)	7,500	264	6,500	1,000	-	-	-	7,500

Navis Holdings, Inc. (5)	Class A Preferred Stock (1,000 shares, 10% Cash Dividend)	-	25	1,000	-	-	-	-	1,000

Navis Holdings, Inc.	Common Stock (300,000 shares)	-	-	5,005	-	-	-	253	5,258

			289	12,505	1,000	-	-	253	13,758

On-Site Fuel Services, Inc.	Subordinated Debt (18% Cash, Due 12/19/18) (6)	14,778	-	11,588	-	-	-	59	11,647

On-Site Fuel Services, Inc.	Series A Preferred Stock (32,782 shares)	-	-	-	-	-	-	-	-

On-Site Fuel Services, Inc.	Series B Preferred Stock (23,648 shares)	-	-	-	-	-	-	-	-

On-Site Fuel Services, Inc.	Common Stock (33,058 shares)	-	-	-	-	-	-	-	-

			-	11,588	-	-	-	59	11,647

Portrait Studio, LLC	First Lien Debt (8.69% Cash (1 month LIBOR + 7%, 1% floor, 2% ceiling), Due 12/31/22)	2,040	53	1,860	780	(600)	-	-	2,040

Portrait Studio, LLC	First Lien Debt (8.69% Cash (1 month LIBOR + 7%, 1% floor, 5% ceiling), Due 12/31/22)	4,500	97	4,500	-	-	-	-	4,500

Portrait Studio, LLC	Preferred Units (4,350,000 Units)	-	-	2,450	-	-	-	(426)	2,024

Portrait Studio, LLC	Membership Units (150,000 Units)	-	-	-	-	-	-	-	-

			150	8,810	780	(600)	-	(426)	8,564

Total Control investments			$1,874	$107,608	$2,360	$(600)	$-	$(1,750)	$107,618

(1) Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively.

(2) Gross additions include increases in the cost basis of investments resulting from new portfolio investment, follow-on investments, accrued PIK and accretion of OID. Gross Additions also include transfers into affiliate or control classification.

(3) Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments and sales.

(4) All debt investments are income producing. Equity and warrant investments are non-income producing, unless otherwise noted.

(5) The equity investment is income producing, based on rate disclosed.

(6) Non-accrual investment.

Note 6. Agreements

On September 24, 2013, the Company entered into an investment advisory agreement (the ‘‘Investment Advisory Agreement’’) with our Investment Advisor, which was initially approved by the Board on June 10, 2013. Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect if approved annually by the Board or by a majority of our outstanding voting securities, including, in either case, by a majority of our non-interested directors. The Investment Advisory Agreement was most recently re-approved by the Board, including a majority of our non-interested directors, at an in-person meeting on August 3, 2017. Subject to the overall supervision of the Board, the Investment Advisor manages our day-to-day operations, and provides investment advisory and management services to us. Under the terms of the Investment Advisory Agreement, the Investment Advisor:

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

•  100% of the pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle but is less than 2.5% in any calendar quarter (10.0% annualized). The Company refers to this portion of the pre-incentive fee net investment income (which exceeds the hurdle but is less than 2.5%) as the ‘‘catch-up.’’ The ‘‘catch-up’’ is meant to provide the Investment Advisor with 20% of the pre-incentive fee net investment income as if a hurdle did not apply if this net investment income exceeds 2.5% in any calendar quarter; and

•  20% of the amount of the pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Advisor (once the hurdle is reached and the catch-up is achieved, 20% of all pre-incentive fee investment income thereafter is allocated to the Investment Advisor).

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

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Advisor that would, when taken together with all other incentive fees paid to the Investment Advisor during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. As of March 31, 2018 and December 31, 2017, the Company had incentive fees payable to the Investment Advisor of $2.4 million and $2.2 million, respectively.

For the three months ended March 31, 2018 and 2017, the Company incurred $2.3 million and $2.5 million in base management fees, respectively. The Company incurred $0.2 million and $1.3 million in incentive fees related to pre-incentive fee net investment income for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018 and 2017, our Investment Advisor waived incentive fees of $0.0 million and $1.0 million, respectively.

On September 24, 2013, the Company entered into the Administration Agreement, pursuant to which the Administrator has agreed to furnish the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. The Administrator also performs, or oversees the performance of the required administrative services, which include, among other things, being responsible for the financial records that the Company is required to maintain and preparing reports to our stockholders. In addition, the Administrator assists in determining and publishing the net asset value, oversees the preparation and filing of the tax returns and the printing and dissemination of reports to the stockholders, and generally oversees the payment of the expenses and the performance of administrative and professional services rendered to the Company by others.

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

For the three months ended March 31, 2018 and 2017, the Company paid the Administrator $0.4 million and $0.3 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

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

Note 7. Related Party Transactions

At March 31, 2018 and December 31, 2017, the Company had the following receivables from (payables to) related parties relating to certain management fees, incentive fees, reimbursable expenses, and other payments owed to related parties (dollars in thousands):

	March 31, 2018	December 31, 2017
CapitalSouth Corporation	$—	$74
CapitalSouth Partners Florida Sidecar Fund II, L.P.	—	21
Capitala Investment Advisors, LLC	(2,446)	(2,172)
Total	$(2,446)	$(2,077)

These amounts are reflected in the accompanying consolidated statements of assets and liabilities under the captions, “Due from related parties”, “Management and incentive fee payable” and “Due to related parties.”

On August 31, 2016, the Company sold assets to FSC II in exchange for 100% of the partnership interests in FSC II. Concurrent with the sale of these assets to FSC II, the Company received cash consideration of $47.6 million from an affiliated third-party purchaser in exchange for 100% of the partnership interests of FSC II. The Company’s Board pre-approved this transaction pursuant to Section 57(f) of the 1940 Act. The Administrator also serves as the administrator to FSC II. See Note 4 for a further description of this transaction.

Note 8. Borrowings

SBA Debentures

The Company, through its two wholly owned subsidiaries, uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of March 31, 2018 and December 31, 2017 the Company had $170.7 million of SBA-guaranteed debentures outstanding. The Company has issued all SBA-guaranteed debentures that were permitted under each of the Legacy Funds’ respective SBIC licenses (as applicable), and there are no unused SBA debenture commitments remaining. SBA-guaranteed debentures are secured by a lien on all assets of Fund II and Fund III. As of March 31, 2018 and December 31, 2017, Fund II and Fund III had total assets of approximately $340.1 million and $341.5 million, respectively. On June 10, 2014, the Company received an exemptive order from the SEC exempting the Company, Fund II, and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended (the ‘‘1934 Act’’), with respect to Fund II and Fund III. The Company intends to comply with the conditions of the order.

The following table summarizes the interest expense and annual charges, deferred financing costs, average balance outstanding, and average stated interest and annual charge rate on the SBA-guaranteed debentures for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	For the three months ended
	March 31, 2018	March 31, 2017
Interest expense and annual charges	$1,562	$1,562
Deferred financing costs	154	151
Total interest and financing expenses	$1,716	$1,713
Average outstanding balance	$170,700	$170,700
Average stated interest and annual charge rate	3.71%	3.71%

As of March 31, 2018 and December 31, 2017, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):

Fixed Maturity Date	Interest Rate	SBA Annual Charge	March 31, 2018	December 31, 2017
March 1, 2019	4.620%	0.941%	5,000	5,000
September 1, 2020	3.215%	0.285%	19,000	19,000
March 1, 2021	4.084%	0.515%	15,700	15,700
March 1, 2021	4.084%	0.285%	46,000	46,000
March 1, 2022	2.766%	0.285%	10,000	10,000
March 1, 2022	2.766%	0.515%	50,000	50,000
March 1, 2023	2.351%	0.515%	25,000	25,000
			$170,700	$170,700

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance and average stated interest rate on the 2021 Notes for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	For the three months ended
	March 31, 2018	March 31, 2017
Interest expense	$—	$2,022
Deferred financing costs	—	145
Total interest and financing expenses	$—	$2,167
Average outstanding balance	$—	$113,348
Average stated interest rate	—%	7.13%

2022 Notes

On May 16, 2017, the Company issued $70.0 million in aggregate principal amount of 6.0% fixed-rate notes due May 31, 2022 (the ‘‘2022 Notes’’). On May 25, 2017, the Company issued an additional $5.0 million in aggregate principal amount of the 2022 Notes pursuant to a partial exercise of the underwriters’ overallotment option. The 2022 Notes will mature on May 31, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after May 31, 2019 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest was payable quarterly beginning August 31, 2017.

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	For the three months ended
	March 31, 2018	March 31, 2017
Interest expense	$1,125	$—
Deferred financing costs	124	—
Total interest and financing expenses	$1,249	$—
Average outstanding balance	$75,000	$—
Average stated interest rate	6.0%	—

2022 Convertible Notes

On May 26, 2017, the Company issued $50.0 million in aggregate principal amount of 5.75% fixed-rate convertible notes due on May 31, 2022 (the ‘‘2022 Convertible Notes’’). On June 26, 2017, the Company issued an additional $2.1 million in aggregate principal amount of the 2022 Convertible Notes pursuant to a partial exercise of the underwriters’ overallotment option. Interest was payable quarterly beginning August 31, 2017.

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

In addition, pursuant to a ‘‘fundamental change’’ as defined in the supplemental indenture relating to the 2022 Convertible Notes, holders of the 2022 Convertible Notes may require the Company to repurchase for cash all or part of their 2022 Convertible Notes at a repurchase price equal to 100.0% of the principal amount of the 2022 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the repurchase date. The 2022 Convertible Notes are not redeemable prior to maturity and no ‘‘sinking fund’’ is provided for the 2022 Convertible Notes.

The following table summarizes the interest expense and deferred financing costs on the 2022 Convertible Notes for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	For the three months ended
	March 31, 2018	March 31, 2017
Interest expense	$749	$—
Deferred financing costs	79	—
Total interest and financing expenses	$828	$—
Average outstanding balance	$52,088	$—
Average stated interest rate	5.75%	—

Credit Facility

On October 17, 2014, the Company entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. On June 16, 2017, the Company entered into an amendment to its Credit Facility with ING Capital, LLC (the ‘‘Amendment’’). Pursuant to the Amendment, the Credit Facility currently provides for borrowings up to $114.5 million and may be increased up to $200.0 million pursuant to its ‘‘accordion’’ feature. The Credit Facility matures on June 16, 2021.

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

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the Credit Facility for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	For the three months ended
	March 31, 2018	March 31, 2017
Interest expense	$189	$420
Deferred financing costs	107	237
Unused commitment fees	275	116
Total interest and financing expenses	$571	$773
Average outstanding balance	$16,344	$44,000
Average stated interest and annual charge rate	4.63%	3.44%

As of March 31, 2018 and December 31, 2017, the Company had $12.0 million and $9.0 million, respectively, outstanding under the Credit Facility. The Credit Facility is secured by investments and cash held by the Company, exclusive of assets held at our two SBIC subsidiaries. Assets pledged to secure the Credit Facility had a carrying value of $192.2 million and $192.4 million, respectively, at March 31, 2018 and December 31, 2017. As part of the terms of the Credit Facility, the Company may not make cash distributions with respect to any taxable year that exceed 110% (125% if the Company is not in default and our covered debt does not exceed 85% of the borrowing base) of the amounts required to be distributed to maintain eligibility as a RIC and to reduce our tax liability to zero for taxes imposed on our investment company taxable income and net capital gains.

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2018, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
SBA debentures	$170,700	$171,182	$—	$—	$171,182
2022 Notes	75,000	74,700	74,700	—	—
2022 Convertible Notes	52,088	51,150	51,150	—	—
Credit Facility	12,000	12,047	—	—	12,047
Total	$309,788	$309,079	$125,850	$—	$183,229

(1)	Carrying value equals the gross principal outstanding at period end.

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

The estimated fair value of the 2022 Notes and 2022 Convertible Notes was based on their respective closing prices as of the measurement date as they are traded on the NASDAQ Global Select Market under the ticker ‘‘CPTAL’’ (2022 Notes) and on the NASDAQ Capital Market under the ticker ‘‘CPTAG’’ (2022 Convertible Notes).

The estimated fair value of the Credit Facility was based on future contractual cash payments discounted at estimated market interest rates for similar debt.

Note 9. Directors Fees

Our independent directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three months ended March 31, 2018, and 2017, the Company recognized directors fees expense of $0.1 million. No compensation is expected to be paid to directors who are ‘‘interested persons’’ of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

Note 10. Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in seven portfolio companies that are considered significant subsidiaries under the guidance in Regulation S-X, but are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each such portfolio company, along with summarized financial information as of March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and March 31, 2017.

CableOrganizer Acquisition, LLC

CableOrganizer Acquisition, LLC, a Delaware limited liability company that began operations on April 23, 2013, is a leading online provider of cable and wire management products. The income (loss) the Company generated from CableOrganizer Acquisition, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $(0.9) million and $0.2 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

Eastport Holdings, LLC

Eastport Holdings, LLC, an Ohio limited liability company organized on November 1, 2011, is a holding company consisting of marketing and advertising companies located across the U.S. The income the Company generated from Eastport Holdings, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation, was $0.6 million and $1.7 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

Kelle’s Transport Service, LLC

Kelle’s Transport Service, LLC, a Delaware limited liability company organized on March 28, 2014, provides temperature sensitive transportation services throughout North America. The income (loss) the Company generated from Kelle’s Transport Service, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, realized losses, and unrealized appreciation (depreciation), was $0.4 million and $(3.4) million for the three months ended March 31, 2018 and March 31, 2017, respectively.

Micro Precision, LLC

Micro Precision, LLC, formed on August 5, 2011 as a Delaware limited liability company, is a prime contractor supplying critical parts and mechanical assemblies to the U.S. Department of Defense as well as designer and manufacturer of locomotive air horns. The income (loss) the Company generated from Micro Precision, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $(0.2) million and $0.3 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

Navis Holdings, Inc.

Navis Holdings, Inc., incorporated in Delaware on December 21, 2010, designs and manufactures leading machinery for the global knit and woven finishing textile industries. The income the Company generated from Navis Holdings, Inc., which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation was $0.5 million and $0.4 million for the three months ended March 31, 2018 and March 31, 2017.

On-Site Fuel Services, Inc.

On-Site Fuel Services, Inc. is a 100% owned subsidiary of On-Site Fuel Holdings, Inc., which was incorporated in Delaware on December 19, 2011. On-Site Fuel Services, Inc. provides fueling services for commercial and government vehicle fleets throughout the southeast U.S. The income the Company generated from On-Site Fuel Services, Inc., which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation, was $0.1 million and $0.0 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

Portrait Studio, LLC

Portrait Studio, LLC, formed on December 12, 2017 as a Delaware limited liability company, is a professional and personal imaging platform, operating retail studios throughout the U.S. and an ecommerce virtual studio web portal. The loss the Company generated from Portrait Studio, LLC, which includes all interest, dividends, PIK interest, and PIK dividends, fees, and unrealized depreciation, was $(0.3) million for the three months ended March 31, 2018. The company was not formed until December, 2017. As such, comparative financial information for the prior period statement of operations is not presented.

The summarized unaudited financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):

	As of
Balance Sheet – CableOrganizer Acquisition, LLC	March 31, 2018	December 31, 2017
Current assets	$5,074	$5,211
Noncurrent assets	8,356	8,380
Total assets	$13,430	$13,591

Current liabilities	$5,449	$5,233
Noncurrent liabilities	12,497	12,373
Total liabilities	$17,946	$17,606

Total deficit	$(4,516)	$(4,015)

	For the three months ended
Statements of Operations – CableOrganizer Acquisition, LLC	March 31, 2018	March 31, 2017
Net sales	$4,926	$6,343
Cost of goods sold	3,411	4,491
Gross profit	$1,515	$1,852

Other expenses	$2,015	$2,152
Loss before income taxes	(500)	(300)
Income tax benefit	—	—
Net loss	$(500)	$(300)

	As of
Balance Sheet – Eastport Holdings, LLC(1)	December 31, 2017	September 30, 2017
Current assets	$94,186	$93,749
Noncurrent assets	185,087	150,772
Total assets	$279,273	$244,521

Current liabilities	$142,250	$153,294
Noncurrent liabilities	70,765	44,558
Total liabilities	$213,015	$197,852

Total equity	$66,258	$46,669

	For the three months ended
Statements of Operations – Eastport Holdings, LLC(1)	December 31, 2017	December 31, 2016
Net sales	$141,438	$160,257
Cost of goods sold	102,735	121,233
Gross profit	$38,703	$39,024

Other expenses	$31,945	$33,124
Income before income taxes	6,758	5,900
Income tax benefit	22	1,188
Net income	$6,780	$7,088

(1) March 31, 2018 financial statements are not available. As such, the most recent comparable period is presented.
	As of
Balance Sheet – Kelle’s Transport Services, LLC	March 31, 2018	December 31, 2017
Current assets	$6,973	$6,344
Noncurrent assets	1,080	738
Total assets	$8,053	$7,082

Current liabilities	$14,307	$10,512
Noncurrent liabilities	15,016	17,923
Total liabilities	$29,323	$28,435

Total deficit	$(21,270)	$(21,353)

	For the three months ended
Statements of Operations – Kelle’s Transport Services, LLC	March 31, 2018	March 31, 2017
Net sales	$14,748	$14,214
Cost of goods sold	12,129	13,864
Gross profit	$2,619	$350

Other expenses	$2,535	$3,250
Income (loss) before income taxes	84	(2,900)
Income tax provision	—	(3)
Net income (loss)	$84	$(2,903)

	As of
Balance Sheet – Micro Precision, LLC	March 31, 2018	December 31, 2017
Current assets	$6,277	$6,187
Noncurrent assets	19,644	19,707
Total assets	$25,921	$25,894

Current liabilities	$7,395	$7,210
Noncurrent liabilities	13,951	13,951
Total liabilities	$21,346	$21,161

Total equity	$4,575	$4,733

	For the three months ended
Statements of Operations – Micro Precision, LLC	March 31, 2018	March 31, 2017
Net sales	$2,367	$1,947
Cost of goods sold	1,308	1,039
Gross profit	$1,059	$908

Other expenses	$1,216	$1,135
Loss before income taxes	(157)	(227)
Income tax provision	—	—
Net loss	$(157)	$(227)

	As of
	March 31,	December 31,
Balance Sheet - Navis Holdings, Inc.	2018	2017
Current assets	$4,158	$4,721
Noncurrent assets	3,776	2,950
Total assets	$7,934	$7,671

Current liabilities	$2,294	$1,941
Noncurrent liabilities	7,956	6,973
Total liabilities	$10,250	$8,914

Total deficit	$(2,316)	$(1,243)

	March 31,	March 31,
Statement of Operations - Navis Holdings, Inc.	2018	2017
Net sales	$3,364	$3,324
Cost of goods sold	2,025	2,047
Gross profit	$1,339	$1,277

Other expenses	$1,336	$1,271
Income before income taxes	3	6
Income tax provision	(2)	(3)
Net income	$1	$3

	As of
	March 31,	December 31,
Balance Sheet - On-Site Fuel Services, Inc.	2018	2017
Current assets	$18,477	$28,064
Noncurrent assets	22,548	26,807
Total assets	$41,025	$54,871

Current liabilities	$24,032	$32,626
Noncurrent liabilities	31,273	34,515
Total liabilities	$55,305	$67,141

Total deficit	$(14,280)	$(12,270)

	For the three months ended
	March 31,	March 31,
Statement of Operations - On-Site Fuel Services, Inc.	2018	2017
Net sales	$41,726	$36,894
Cost of goods sold	40,295	35,400
Gross profit	$1,431	$1,494

Other expenses	$3,360	$3,268
Loss before income taxes	(1,929)	(1,774)
Income tax provision	—	—
Net loss	$(1,929)	$(1,774)

	As of
	March 31,	December 31,
Balance Sheet – Portrait Studio, LLC	2018	2017
Current assets	$4,324	$6,354
Noncurrent assets	15,737	8,055
Total assets	$20,061	$14,409

Current liabilities	$6,380	$10,123
Noncurrent liabilities	7,500	15,728
Total liabilities	$13,800	$25,851

Total equity/(deficit)	$6,181	$(11,442)

	For the three months ended
	March 31,
Statement of Operations – Portrait Studio, LLC	2018
Net sales	$8,759
Cost of goods sold	1,170
Gross profit	$7,589

Other expenses	$7,144
Income before income taxes	445
Income tax provision	—
Net income	$445

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share (‘‘ASC 260’’), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2018, all convertible shares related to the 2022 Convertible Notes, which would be approximately 3.3 million shares if converted, were considered anti-dilutive. As of March 31, 2018 and March 31, 2017, there were no dilutive shares.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three months ended March 31, 2018 and March 31, 2017 (dollars in thousands, except share and per share data):

	For the three months ended
	March 31,	March 31,
Basic and diluted	2018	2017
Net increase in net assets resulting from operations	$141	$4,881
Weighted average common stock outstanding – basic and diluted	15,959,215	15,873,655
Net increase in net assets per share resulting from operations – basic and diluted	$0.01	$0.31

Note 12. Distributions

The Company’s distributions are recorded as payable on the declaration date. Stockholders have the option to receive payment of the distribution in cash, shares of common stock, or a combination of cash and common stock.

The following table summarizes the Company’s distribution declarations for the three months ended March 31, 2018 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 2, 2018	January 22, 2018	January 30, 2018	$0.0833	$1,275	7,280	$54
January 2, 2018	February 20, 2018	February 27, 2018	0.0833	1,275	8,076	54
January 2, 2018	March 23, 2018	March 29, 2018	0.0833	1,274	7,631	56
Total Distributions Declared and Distributed			$0.25	$3,824	22,987	$164

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

Note 13. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2018 and 2017 (dollars in thousands, except share and per share data):

	March 31, 2018	March 31, 2017
Per share data:
Net asset value at beginning of period	$13.91	$15.79
Net investment income(1)	0.28	0.39
Net realized gain (loss) on investments(1)	(0.24)	0.31
Net unrealized depreciation on investments(1)	(0.02)	(0.29)
Net unrealized depreciation on Written Call Option(1)	—	(0.09)
Tax provision(1)	(0.01)	—
Distributions declared from net investment income	(0.25)	(0.39)
Other(7)	(0.01)	(0.01)
Net asset value at end of period	$13.66	$15.71
Net assets at end of period	$218,204	$249,479
Shares outstanding at end of period	15,974,218	15,883,492
Per share market value at end of period	$7.72	$14.36
Total return based on market value(2)	9.80%	11.23%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(9)	8.43%	10.47%
Ratio of incentive fee, net of incentive fee waiver, to average net assets(6)(10)	0.11%	0.14%
Ratio of interest and financing expenses to average net assets(8)	8.04%	7.55%
Ratio of tax provision to average net assets (8)	0.09%	—
Ratio of other operating expenses to average net assets (8)	6.51%	5.87%
Ratio of total expenses including tax provision, net of fee waivers to average net assets(6)(9)	14.75%	13.56%
Portfolio turnover rate(3)	4.26%	4.04%
Average debt outstanding(4)	$314,132	$328,138
Average debt outstanding per common share	$19.66	$20.67
Asset coverage ratio per unit(5)	$2,569	$2,585

(1)	Based on daily weighted average balance of shares outstanding during the period.
(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(3)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value. Portfolio turnover rates that cover less than a full period are not annualized.
(4)	Based on daily weighted average balance of debt outstanding during the period.
(5)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of March 31, 2018 and March 31, 2017 pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(6)	The ratio of waived incentive fees to average net assets was 0.00% and 0.38%, for the three months ended March 31, 2018 and March 31, 2017.
(7)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(8)	Ratios are annualized.
(9)	Ratios are annualized. Incentive fees, net of incentive fees waiver, included within the ratio are not annualized.
(10)	Ratio is not annualized.

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of March 31, 2018.

Distributions

On April 2, 2018, the Company’s Board declared normal monthly distributions for April, May, and June of 2018 as set forth below:

Date Declared	Record Date	Payment Date	Distributions per Share
April 2, 2018	April 19, 2018	April 27, 2018	$0.0833
April 2, 2018	May 22, 2018	May 30, 2018	$0.0833
April 2, 2018	June 20, 2018	June 28, 2018	$0.0833

Portfolio Activity

On April 2, 2018, the Company restructured its investment in Cedar Electronics Holdings Corp., exchanging its $21.6 million subordinated debt investment for 4,759,250 Class C Preferred Units, 16,562,190 Class D Preferred Units, and 19.04% of the Class E Common Units of Cedar Ultimate Parent, LLC.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or U.S. Securities and Exchange Commission (“SEC”) rule or regulation.

Overview

We are a Maryland corporation that has elected to be regulated as a business development company (‘‘BDC’’) under the Investment Company Act of 1940 as amended (the ‘‘1940 Act’’). We are an ‘‘emerging growth company’’ within the meaning of the Jumpstart Our Business Startups Act of 2012, and as such, are subject to reduced public company reporting requirements. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We are managed by Capitala Investment Advisors, LLC (the ‘‘Investment Advisor’’), and Capitala Advisors Corp. (the ‘‘Administrator’’) provides the administrative services necessary for us to operate.

We provide capital to lower and traditional middle-market companies in the United States (‘‘U.S.’’), with a non-exclusive emphasis on the Southeast, Southwest and Mid-Atlantic regions. We invest primarily in companies with a history of earnings growth and positive cash flow, proven management teams, products or services with competitive advantages and industry-appropriate margins. We primarily invest in companies with between $4.5 million and $30 million in trailing twelve-month earnings before interest, tax, depreciation, and amortization (‘‘EBITDA’’).

We invest in first lien loans, second lien loans, and subordinated loans. Most of our debt investments are coupled with equity interests, whether in the form of detachable ‘‘penny’’ warrants or equity co-investments made pari-passu with our borrowers’ financial sponsors.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally must invest at least 70% of our total assets in ‘‘qualifying assets,’’ including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150%, if certain requirements are met) after such borrowing, with certain limited exceptions. On March 23, 2018, the Small Business Credit Availability Act (the “SBCA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met. To maintain our regulated investment company (‘‘RIC’’) status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under subchapter M of the Internal Revenue Code of 1986, as amended (the ‘‘Code’’) for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

Corporate History

We commenced operations on May 24, 2013 and completed our initial public offering (‘‘IPO’’) on September 30, 2013. The Company was formed for the purpose of (i) acquiring, through a series of transactions, an investment portfolio from the following entities: CapitalSouth Partners Fund I Limited Partnership (‘‘Fund I’’); CapitalSouth Partners Fund II Limited Partnership (‘‘Fund II’’); CapitalSouth Partners Fund III, L.P. (‘‘Fund III Parent’’); CapitalSouth Partners SBIC Fund III, L.P. (‘‘Fund III’’) and CapitalSouth Partners Florida Sidecar Fund I, L.P. (‘‘Florida Sidecar’’ and, collectively with Fund I, Fund II, Fund III and Fund III Parent, the ‘‘Legacy Funds’’); (ii) raising capital in the IPO and (iii) continuing and expanding the business of the Legacy Funds by making additional debt and equity investments in lower middle-market and traditional middle-market companies.

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the ‘‘Formation Transactions’’). Fund II, Fund III and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their SBIC licenses, and continued to hold their existing investments at the time of IPO and have continued to make new investments after the IPO. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds.

At the time of the Formation Transactions, our portfolio consisted of: (1) approximately $326.3 million in investments; (2) an aggregate of approximately $67.1 million in cash, interest receivable and other assets; and (3) liabilities of approximately $202.2 million of U.S. Small Business Administration (‘‘SBA’’) guaranteed debt payable. We have two subsidiaries licensed under the Small Business Investment Company (‘‘SBIC’’) Act that have elected to be regulated as BDCs under the 1940 Act.

During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to Capitala Finance Corp. and was legally dissolved as a standalone partnership.

The Company has formed and expects to continue to form certain consolidated taxable subsidiaries (the ‘‘Taxable Subsidiaries’’), which are taxed as corporations for income tax purposes. These Taxable Subsidiaries allow the Company to make equity investments in companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

Basis of Presentation

The Company is considered an investment company as defined in Accounting Standards Codification (‘‘ASC’’) Topic 946 — Financial Services — Investment Companies (‘‘ASC 946’’). The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (‘‘U.S. GAAP’’) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying our annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, including Fund II, Fund III, Florida Sidecar, and the Taxable Subsidiaries.

The Company’s financial statements as of March 31, 2018 and December 31, 2017 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, Florida Sidecar, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Expenses

Our primary operating expenses include the payment of investment advisory fees to our Investment Advisor, our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under an administration agreement between us and the Administrator (the ‘‘Administration Agreement’’) and other operating expenses as detailed below. Our investment advisory fee will compensate our Investment Advisor for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. We will bear all other expenses of our operations and transactions, including (without limitation):

•	the cost of our organization;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of our shares and other securities;

•	interest payable on debt, if any, to finance our investments;

•	fees payable to third parties relating to, or associated with, making investments (such as legal, accounting, and travel expenses incurred in connection with making investments), including fees and expenses associated with performing due diligence reviews of prospective investments and advisory fees;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	costs associated with our reporting and compliance obligations under the 1940 Act, the Securities Exchange Act of 1934, as amended (the “1934 Act”), other applicable federal and state securities laws and ongoing stock exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	costs of proxy statements, stockholders’ reports and other communications with stockholders;

•	fidelity bond, directors’ and officers’ liability insurance, errors and omissions liability insurance and other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs; and

•	all other expenses incurred by either our Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of any costs of compensation and related expenses of our chief compliance officer and our chief financial officer and their respective administrative support staff.

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

Valuation of Investments

The Company applies fair value accounting to all of its financial instruments in accordance with the 1940 Act and ASC Topic 820 — Fair Value Measurements and Disclosures (‘‘ASC 820’’). ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 4 to our consolidated financial statements.

In determining fair value, our board of directors (the ‘‘Board’’) uses various valuation approaches, and engages a third-party independent valuation firm, which provides positive assurance on the investments it reviews. In accordance with U.S. GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

In estimating the fair value of portfolio investments, the Company starts with the cost basis of the investment, which includes original issue discount and payment-in-kind income (“PIK income”), if any. The transaction price is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected fair values.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income and paid-in-kind interest income: Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company has loans in the portfolio that contain a payment-in-kind interest (‘‘PIK interest’’) provision. The PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at maturity, is recorded on the accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due.

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

Dividend income and paid-in-kind dividends: Dividend income is recognized on the date dividends are declared. The Company holds preferred equity investments in the portfolio that contain a payment-in-kind dividend (‘‘PIK dividends’’) provision. PIK dividends, which represent contractually deferred dividends added to the equity balance, are recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company will typically cease accrual of PIK dividends when the fair value of the equity investment is less than the cost basis of the investment or when it is otherwise determined by management that PIK dividends are unlikely to be collected. If management determines that a decline in fair value is temporary in nature and the PIK dividends are more likely than not to be collected, management may elect to continue accruing PIK dividends.

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

For U.S. federal income tax purposes, as of March 31, 2018, the aggregate net unrealized appreciation for all securities was $27.7 million. As of March 31, 2018, gross unrealized appreciation was $82.0 million and gross unrealized depreciation was $54.3 million. The aggregate cost of securities for U.S. federal income tax purposes was $476.0 million.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of March 31, 2018 and December 31, 2017, the Company recorded a net deferred tax liability of $1.3 million and $1.3 million, respectively. For the three months ended March 31, 2018, the Company recorded a tax provision of $50 thousand. For the three months ended March 31, 2017, no tax provision was recorded.

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

ASC Topic 740 — Income Taxes (‘‘ASC 740’’), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions deemed to meet a ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of March 31, 2018 and December 31, 2017, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of March 31, 2018 and December 31, 2017. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The tax years ended August 31, 2017, 2016, 2015, and 2014 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the periods ended March 31, 2018 and March 31, 2017. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

The Company has elected to amend its tax year end from August 31 to December 31 and expects to file a tax return for the four months ended December 31, 2017. The election to change tax year end is not expected to have a material impact on the Company’s consolidated statements of operations, the Company’s tax status as a RIC, or the nature of distributions paid to our stockholders.

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

Portfolio and Investment Activity

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through the Company’s subsidiaries that are licensed by the SBA under the SBIC Act, the Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests in first lien loans, second lien loans, and subordinated loans. Most of the Company’s debt investments are coupled with equity interests, whether in the form of detachable “penny” warrants or equity co-investments made pari-passu with our borrowers’ financial sponsors. As of March 31, 2018, our portfolio consisted of investments in 46 portfolio companies with a fair value of approximately $503.7 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans or delayed draw facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt in one debt security, bifurcating the loan into a first-out tranche and last-out tranche. As of March 31, 2018, 12.9% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

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

During the three months ended March 31, 2018, we made approximately $27.8 million of investments and had approximately $21.4 million in repayments and sales of investments resulting in net investments of approximately $6.4 million for the period. During the three months ended March 31, 2017, we made approximately $21.7 million of investments and had approximately $33.0 million in repayments and sales resulting in net repayments and sales of approximately $11.3 million for the period.

On August 31, 2016, we sold a portion of 14 securities across 10 portfolio companies to CapitalSouth Partners Florida Sidecar Fund II, L.P. (‘‘FSC II’’), including granting an option to acquire a portion of our equity investment in Eastport Holdings, LLC (the ‘‘Written Call Option’’), in exchange for 100% of the partnership interests in FSC II. Concurrent with the sale of these assets to FSC II, we received cash consideration of $47.6 million from an affiliated third-party purchaser in exchange for 100% of the partnership interests of FSC II. These assets were sold to FSC II at their June 30, 2016 fair market values, resulting in a net realized gain of $0.1 million. Our Board pre-approved this transaction pursuant to Section 57(f) of the 1940 Act.

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

The Written Call Option granted FSC II the right to purchase up to 31.25% of our equity investment in Eastport Holdings, LLC. The Written Call Option has a strike price of $1.5 million and a termination date of August 31, 2018. The fair value of the Written Call Option, which has been treated as a derivative liability and is recorded in the financial statement line item Written Call Option at fair value in our consolidated statements of assets and liabilities, was approximately $6.8 million and $6.8 million as of March 31, 2018 and December 31, 2017, respectively. For purposes of determining the fair value of the Written Call Option, we calculated the difference in the fair value of the underlying equity investment in Eastport Holdings, LLC and the strike price of the Written Call Option, or intrinsic value. The time value of the Written Call Option as of March 31, 2018 and December 31, 2017 was determined to be insignificant. The Written Call Option is classified as a Level 3 financial instrument. The Written Call Option remained outstanding as of March 31, 2018 and December 31, 2017.

As of March 31, 2018, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $10.2 million and $11.0 million, and $21.6 million and $42.9 million, respectively. As of March 31, 2018, the Company had approximately $25.7 million of cash and cash equivalents. As of December 31, 2017, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $9.9 million and $10.6 million, and $21.6 million and $42.9 million, respectively. As of December 31, 2017, the Company had approximately $31.2 million of cash and cash equivalents.

As of March 31, 2018, our debt investment portfolio, which represented 75.7% of our total portfolio, had a weighted average annualized yield of approximately 12.0%. As of March 31, 2018, 51.6% of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2017, our debt investment portfolio, which represented 75.5% of our total portfolio, had a weighted average annualized yield of approximately 11.9%. As of December 31, 2017, 51.7% of our debt investment portfolio was bearing a fixed rate of interest.

The weighted annualized yield is calculated based on the effective interest rate as of period end, divided by the fair value of our debt investments. The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of March 31, 2018 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$268,504	54.2%	$256,594	48.4%
Second Lien Debt	32,647	6.6	31,761	6.0
Subordinated Debt	111,849	22.6	92,780	17.5
Equity and Warrants	56,202	11.4	122,587	23.2
Cash and Cash Equivalents	25,720	5.2	25,720	4.9
Total	$494,922	100.0%	$529,442	100.0%

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of December 31, 2017 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$257,147	51.8%	$243,489	45.8%
Second Lien Debt	32,465	6.6	30,794	5.8
Subordinated Debt	120,235	24.2	103,385	19.5
Equity and Warrants	55,180	11.1	122,271	23.0
Cash and Cash Equivalents	31,221	6.3	31,221	5.9
Total	$496,248	100.0%	$531,160	100.0%

 The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	March 31, 2018		December 31, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$61,586	12.2%	$70,122	14.0%
Building Products	33,897	6.7	17,879	3.6
Consumer Products	29,293	5.8	29,612	5.9
Oil & Gas Services	27,971	5.6	27,774	5.6
Financial Services	26,574	5.3	26,920	5.4
Information Technology	24,777	4.9	24,761	5.0
Healthcare	20,141	4.0	21,368	4.3
Specialty Retail	19,494	3.9	20,713	4.1
Sales & Marketing Services	18,071	3.6	17,388	3.5
Footwear Retail	17,131	3.4	17,748	3.6
Food Product Manufacturer	16,946	3.4	16,222	3.2
Industrial Equipment Rental	15,952	3.2	15,603	3.1
Retail	15,000	3.0	15,000	3.0
Automobile Part Manufacturer	14,988	3.0	9,285	1.9
Textile Equipment Manufacturer	13,758	2.7	12,505	2.5
IT Consulting	12,317	2.4	12,231	2.4
Transportation	12,160	2.4	11,560	2.3
Fuel Transportation Services	11,647	2.3	11,588	2.3
Computer Supply Retail	11,306	2.2	12,551	2.5
Government Services	10,556	2.1	10,320	2.1
Refrigeration/HVAC Services	9,085	1.8	8,736	1.7
Advertising & Marketing Services	8,899	1.8	5,157	1.0
Oil & Gas Engineering and Consulting Services	8,891	1.8	8,528	1.7
Healthcare Management	8,706	1.7	9,014	1.8
Professional and Personal Digital Imaging	8,564	1.7	8,810	1.8
QSR Franchisor	7,662	1.5	7,650	1.5
Conglomerate	7,234	1.4	7,645	1.5
Produce Distribution	6,313	1.3	6,170	1.2
Farming	5,609	1.1	5,581	1.1
Restaurant	4,886	1.0	4,880	1.0
Medical Device Distributor	4,716	0.9	4,713	0.9
Online Merchandise Retailer	3,615	0.7	3,755	0.8
Home Repair Parts Manufacturer	2,767	0.5	2,767	0.6
Data Processing & Digital Marketing	1,035	0.2	1,035	0.2
Consumer Electronics	958	0.2	3,498	0.7
Household Product Manufacturer	758	0.2	1,316	0.3
In-Home Healthcare Services	258	0.1	174	0.1
Automotive Chemicals & Lubricants	101	0.0	101	0.0
Retail Display & Security Services	100	0.0	100	0.0
Bowling Products	—	—	7,186	1.4
Replacement Window Manufacturer	—	—	1,880	0.4
Dental Practice Management	—	—	93	0.0
Total	$503,722	100.0%	$499,939	100.0%

With the exception of the international investment holdings noted below, all investments made by the Company as of March 31, 2018 and December 31, 2017 were made in portfolio companies located in the U.S. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018		December 31, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$245,483	48.7%	$254,829	51.0%
West	108,444	21.5	107,835	21.5
Midwest	97,957	19.5	84,832	17.0
Northeast	44,264	8.8	44,428	8.9
International	7,574	1.5	8,015	1.6
Total	$503,722	100.0%	$499,939	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	As of March 31, 2018		As of December 31, 2017
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$186,731	37.1%	$191,204	38.2%
2	194,269	38.6	186,445	37.3
3	102,543	20.3	97,309	19.5
4	20,179	4.0	24,981	5.0
5	—	—	—	—
Total	$503,722	100.0%	$499,939	100.0%

As of March 31, 2018, we had debt investments in three portfolio companies on non-accrual status with an amortized cost of $44.4 million and a fair value of $20.2 million, which represented 9.5% and 4.0% of the investment portfolio, respectively. As of December 31, 2017, we had debt investments in four portfolio companies on non-accrual status with amortized cost of $50.1 million and a fair value of $25.0 million, which represented 10.8% and 5.0% of the investment portfolio, respectively.

Results of Operations

Operating results for the three months ended March 31, 2018 and 2017 were as follows (dollars in thousands):

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Total investment income	$12,572	$14,815
Total expenses, net of fee waivers	8,134	8,624
Net investment income	4,438	6,191
Net realized gain (loss) from investments	(3,855)	4,846
Net unrealized depreciation on investments	(392)	(4,671)
Net unrealized depreciation on written call option	—	(1,485)
Tax provision	(50)	—
Net increase in net assets resulting from operations	$141	$4,881

Investment income

The composition of our investment income for the three months ended March 31, 2018 and 2017 was as follows (dollars in thousands):

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Interest income	$10,659	$11,998
Fee income	487	672
Payment-in-kind interest and dividend income	1,357	1,655
Dividend income	54	477
Interest from cash and cash equivalents	15	13
Total investment income	$12,572	$14,815

The income reported as interest income and PIK interest and PIK dividend income is generally based on the stated rates as disclosed in our consolidated schedule of investments. Accretion of discounts paid for purchased loans are included in interest income as an adjustment to yield. As a general rule, our interest income and PIK interest and PIK dividend income are recurring in nature.

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

For the three months ended March 31, 2018, total investment income decreased by $2.2 million, or 15.1%, compared to the three months ended March 31, 2017. The decrease from the prior year was driven primarily by a $1.3 million decline in interest income, from $12.0 million for the three months ended March 31, 2017, to $10.7 million for the three months ended March 31, 2018. The decline in interest income was caused by a decline in average outstanding debt investments, and an increase in average non-accrual debt investments. Fee income declined by $0.2 million compared to the prior year, from $0.7 million for the three months ended March 31, 2017 to $0.5 million for the three months ended March 31, 2018. For the three months ended March 31, 2018, we generated $0.3 million in origination fees from new deployments and $0.2 million in other fees. Comparatively, for the three months ended March 31, 2017, we generated $0.4 million in origination fees from new deployments and $0.3 million in other fees. Dividend income decreased from $0.5 million for the three months ended March 31, 2017 to $0.1 million for the three months ended March 31, 2018, mostly driven by a one-time dividend paid during the three months ended March 31, 2017. PIK income decreased $0.3 million compared to the prior year, from $1.7 million for the three months ended March 31, 2017 to $1.4 million for the three months ended March 31, 2018. The decrease in PIK income was primarily due to an increase in average non-accrual investments.

Operating expenses

The composition of our expenses for the three months ended March 31, 2018 and March 31, 2017 was as follows (dollars in thousands):

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Interest and financing expenses	$4,364	$4,653
Base management fee	2,303	2,514
Incentive fees, net of incentive fee waiver	244	350
General and administrative expenses	1,223	1,107
Total expenses, net of fee waivers	$8,134	$8,624

For the three months ended March 31, 2018, operating expenses decreased $0.5 million, or 5.7%, compared to the three months ended March 31, 2017. For the three months ended March 31, 2018, interest and financing expenses decreased $0.3 million compared to the three months ended March 31, 2017, due primarily to lower Credit Facility utilization during the period. Management fees declined by $0.2 million, from $2.5 million for the three months ended March 31, 2017 to $2.3 million for the three months ended March 31, 2018, due to lower average assets under management. Incentive fees, net of incentive fee waiver, declined by $0.1 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, due to lower pre-incentive fee net investment income.

Net realized gains (losses) on sales of investments

During the three months ended March 31, 2018 and March 31, 2017 we recognized $(3.9) million and $4.8 million, respectively, of net realized gains (losses) on our portfolio investments.

Net unrealized appreciation (depreciation) on investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended March 31, 2018 and 2017, we had net unrealized appreciation (depreciation) of $(0.4) million and $(4.7) million, respectively.

Net unrealized appreciation (depreciation) on Written Call option

For the three months ended March 31, 2018 and 2017 we had net unrealized appreciation (depreciation) on the Written Call Option of $0.0 million and $(1.5) million, respectively.

Tax provision

For the three months ended March 31, 2018 and 2017, we recorded a tax provision of $0.1 million and $0.0 million, respectively.

Changes in net assets resulting from operations

For the three months ended March 31, 2018 and 2017 we recorded a net increase in net assets resulting from operations of $0.1 million and $4.9 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2018 and 2017, our per share net increase in net assets resulting from operations was $0.01 and $0.31, respectively.

Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in seven portfolio companies that are considered significant subsidiaries under the guidance in Regulation S-X, but are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each such portfolio company, along with summarized financial information as of March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and March 31, 2017.

CableOrganizer Acquisition, LLC

CableOrganizer Acquisition, LLC, a Delaware limited liability company that began operations on April 23, 2013, is a leading online provider of cable and wire management products. The income (loss) the Company generated from CableOrganizer Acquisition, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $(0.9) million and $0.2 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

Eastport Holdings, LLC

Eastport Holdings, LLC, an Ohio limited liability company organized on November 1, 2011, is a holding company consisting of marketing and advertising companies located across the U.S. The income the Company generated from Eastport Holdings, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation, was $0.6 million and $1.7 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

Kelle’s Transport Service, LLC

Kelle’s Transport Service, LLC, a Delaware limited liability company organized on March 28, 2014, provides temperature sensitive transportation services throughout North America. The income (loss) the Company generated from Kelle’s Transport Service, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, realized losses, and unrealized appreciation (depreciation), was $0.4 million and $(3.4) million for the three months ended March 31, 2018 and March 31, 2017, respectively.

Micro Precision, LLC

Micro Precision, LLC, formed on August 5, 2011 as a Delaware limited liability company, is a prime contractor supplying critical parts and mechanical assemblies to the U.S. Department of Defense as well as designer and manufacturer of locomotive air horns. The income (loss) the Company generated from Micro Precision, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $(0.2) million and $0.3 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

Navis Holdings, Inc.

Navis Holdings, Inc., incorporated in Delaware on December 21, 2010, designs and manufactures leading machinery for the global knit and woven finishing textile industries. The income the Company generated from Navis Holdings, Inc., which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation was $0.5 million and $0.4 million for the three months ended March 31, 2018 and March 31, 2017.

On-Site Fuel Services, Inc.

On-Site Fuel Services, Inc. is a 100% owned subsidiary of On-Site Fuel Holdings, Inc., which was incorporated in Delaware on December 19, 2011. On-Site Fuel Services, Inc. provides fueling services for commercial and government vehicle fleets throughout the southeast U.S. The income the Company generated from On-Site Fuel Services, Inc., which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation, was $0.1 million and $0.0 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

Portrait Studio, LLC

Portrait Studio, LLC, formed on December 12, 2017 as a Delaware limited liability company, is a professional and personal imaging platform, operating retail studios throughout the U.S. and an ecommerce virtual studio web portal. The loss the Company generated from Portrait Studio, LLC, which includes all interest, dividends, PIK interest, and PIK dividends, fees, and unrealized depreciation, was $(0.3) million for the three months ended March 31, 2018. The company was not formed until December, 2017. As such, comparative financial information for the prior period statement of operations is not presented.

The summarized unaudited financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):

	As of
Balance Sheet – CableOrganizer Acquisition, LLC	March 31, 2018	December 31, 2017
Current assets	$5,074	$5,211
Noncurrent assets	8,356	8,380
Total assets	$13,430	$13,591

Current liabilities	$5,449	$5,233
Noncurrent liabilities	12,497	12,373
Total liabilities	$17,946	$17,606

Total deficit	$(4,516)	$(4,015)

	For the three months ended
Statements of Operations – CableOrganizer Acquisition, LLC	March 31, 2018	March 31, 2017
Net sales	$4,926	$6,343
Cost of goods sold	3,411	4,491
Gross profit	$1,515	$1,852

Other expenses	$2,015	$2,152
Loss before income taxes	(500)	(300)
Income tax benefit	—	—
Net loss	$(500)	$(300)

	As of
Balance Sheet – Eastport Holdings, LLC(1)	December 31, 2017	September 30, 2017
Current assets	$94,186	$93,749
Noncurrent assets	185,087	150,772
Total assets	$279,273	$244,521

Current liabilities	$142,250	$153,294
Noncurrent liabilities	70,765	44,558
Total liabilities	$213,015	$197,852

Total equity	$66,258	$46,669

	For the three months ended
Statements of Operations – Eastport Holdings, LLC(1)	December 31, 2017	December 31, 2016
Net sales	$141,438	$160,257
Cost of goods sold	102,735	121,233
Gross profit	$38,703	$39,024

Other expenses	$31,945	$33,124
Income before income taxes	6,758	5,900
Income tax benefit	22	1,188
Net income	$6,780	$7,088

	As of
Balance Sheet – Kelle’s Transport Services, LLC	March 31, 2018	December 31, 2017
Current assets	$6,973	$6,344
Noncurrent assets	1,080	738
Total assets	$8,053	$7,082

Current liabilities	$14,307	$10,512
Noncurrent liabilities	15,016	17,923
Total liabilities	$29,323	$28,435

Total deficit	$(21,270)	$(21,353)

(1) March 31, 2018 financial statements are not available. As such, the most recent comparable period is presented.

	For the three months ended
Statements of Operations – Kelle’s Transport Services, LLC	March 31, 2018	March 31, 2017
Net sales	$14,748	$14,214
Cost of goods sold	12,129	13,864
Gross profit	$2,619	$350

Other expenses	$2,535	$3,250
Income (loss) before income taxes	84	(2,900)
Income tax provision	—	(3)
Net income (loss)	$84	$(2,903)

	As of
Balance Sheet – Micro Precision, LLC	March 31, 2018	December 31, 2017
Current assets	$6,277	$6,187
Noncurrent assets	19,644	19,707
Total assets	$25,921	$25,894

Current liabilities	$7,395	$7,210
Noncurrent liabilities	13,951	13,951
Total liabilities	$21,346	$21,161

Total equity	$4,575	$4,733

	For the three months ended
Statements of Operations – Micro Precision, LLC	March 31, 2018	March 31, 2017
Net sales	$2,367	$1,947
Cost of goods sold	1,308	1,039
Gross profit	$1,059	$908

Other expenses	$1,216	$1,135
Loss before income taxes	(157)	(227)
Income tax provision	—	—
Net loss	$(157)	$(227)

	As of
	March 31,	December 31,
Balance Sheet - Navis Holdings, Inc.	2018	2017
Current assets	$4,158	$4,721
Noncurrent assets	3,776	2,950
Total assets	$7,934	$7,671

Current liabilities	$2,294	$1,941
Noncurrent liabilities	7,956	6,973
Total liabilities	$10,250	$8,914

Total deficit	$(2,316)	$(1,243)

	For the three months ended
	March 31,	March 31,
Statement of Operations - Navis Holdings, Inc.	2018	2017
Net sales	$3,364	$3,324
Cost of goods sold	2,025	2,047
Gross profit	$1,339	$1,277

Other expenses	$1,336	$1,271
Income before income taxes	3	6
Income tax provision	(2)	(3)
Net income	$1	$3

	As of
	March 31,	December 31,
Balance Sheet - On-Site Fuel Services, Inc.	2018	2017
Current assets	$18,477	$28,064
Noncurrent assets	22,548	26,807
Total assets	$41,025	$54,871

Current liabilities	$24,032	$32,626
Noncurrent liabilities	31,273	34,515
Total liabilities	$55,305	$67,141

Total deficit	$(14,280)	$(12,270)

	For the three months ended
	March 31,	March 31,
Statement of Operations - On-Site Fuel Services, Inc.	2018	2017
Net sales	$41,726	$36,894
Cost of goods sold	40,295	35,400
Gross profit	$1,431	$1,494

Other expenses	$3,360	$3,268
Loss before income taxes	(1,929)	(1,774)
Income tax provision	—	—
Net loss	$(1,929)	$(1,774)

	As of
	March 31,	December 31,
Balance Sheet – Portrait Studio, LLC	2018	2017
Current assets	$4,324	$6,354
Noncurrent assets	15,737	8,055
Total assets	$20,061	$14,409

Current liabilities	$6,380	$10,123
Noncurrent liabilities	7,500	15,728
Total liabilities	$13,800	$25,851

Total equity/deficit	$6,181	$(11,442)

	For the three months ended
	March 31,
Statement of Operations – Portrait Studio, LLC	2018
Net sales	$8,759
Cost of goods sold	1,170
Gross profit	$7,589

Other expenses	$7,144
Income before income taxes	445
Income tax provision	—
Net income	$445

Financial Condition, Liquidity and Capital Resources

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our stockholders, and repay indebtedness.

On September 30, 2013, we issued 4,000,000 shares at $20.00 per share in our IPO, yielding net proceeds of $74.25 million.

On October 17, 2014, we entered into the Credit Facility. On June 16, 2017, we entered into an amendment to our Credit Facility with ING Capital, LLC (the ‘‘Amendment’’). Pursuant to the Amendment, the Credit Facility currently provides for borrowings up to $114.5 million and may be increased up to $200.0 million pursuant to its ‘‘accordion’’ feature. The Credit Facility matures on June 16, 2021. As of March 31, 2018, we had $12.0 million outstanding and $102.5 million available under the Credit Facility.

On April 13, 2015, we completed an underwritten offering of 3,500,000 shares of our common stock at a public offering price of $18.32 per share. The total proceeds received in the offering net of underwriting discounts and offering costs were approximately $61.7 million.

On May 16, 2017, we issued $70.0 million in aggregate principal amount of 6.0% fixed-rate notes due May 31, 2022 (the ‘‘2022 Notes’’). On May 25, 2017, we issued an additional $5.0 million in aggregate principal amount of the 2022 Notes pursuant to a partial exercise of the underwriters’ overallotment option. The 2022 Notes will mature on May 31, 2022, and may be redeemed in whole or in part at any time or from time to time at our option on or after May 31, 2019 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest is payable quarterly beginning August 31, 2017. The 2022 Notes are listed on the NASDAQ Global Select Market under the trading symbol ‘‘CPTAL’’ with a par value $25.00 per share.

On May 26, 2017, we issued $50.0 million in aggregate principal amount of 5.75% fixed-rate convertible notes due on May 31, 2022 (the ‘‘2022 Convertible Notes’’). On June 26, 2017, we issued an additional $2.1 million in aggregate principal amount of the 2022 Convertible Notes pursuant to a partial exercise of the underwriters’ overallotment option. Interest is payable quarterly beginning August 31, 2017. The 2022 Convertible Notes are listed on the NASDAQ Capital Market under the trading symbol ‘‘CPTAG’’ with a par value $25.00 per share.

As of March 31, 2018, Fund II had $26.2 million in regulatory capital and $20.7 million in SBA-guaranteed debentures outstanding and Fund III had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding. In addition to our existing SBA-guaranteed debentures, we may, if permitted by regulation, seek to issue additional SBA-guaranteed debentures as well as other forms of leverage and borrow funds to make investments. On June 10, 2014, we received an exemptive order from the SEC exempting us, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the 1934 Act, with respect to Fund II and Fund III. We intend to comply with the conditions of the order.

As of March 31, 2018, we had $25.7 million in cash and cash equivalents, and our net assets totaled $218.2 million.

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

A summary of our significant contractual payment obligations as of March 31, 2018 are as follows (dollars in thousands):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
SBA Debentures	$5,000	$80,700	$85,000	$—	$170,700
2022 Notes	—	—	75,000	—	75,000
2022 Convertible Notes	—	—	52,088	—	52,088
Credit Facility	—	—	12,000	—	12,000
Total Contractual Obligations	$5,000	$80,700	$224,088	$—	$309,788

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

We have adopted an ‘‘opt out’’ dividend reinvestment plan (‘‘DRIP’’) for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock unless a stockholder specifically ‘‘opts out’’ of our DRIP. If a stockholder opts out, that stockholder will receive cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes.

 The following tables summarize our distributions declared from January 4, 2016 through March 31, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
January 2, 2018	January 22, 2018	January 30, 2018	$0.0833
January 2, 2018	February 20, 2018	February 27, 2018	0.0833
January 2, 2018	March 23, 2018	March 29, 2018	0.0833
Total Distributions Declared and Distributed for 2018			$0.25

Date Declared	Record Date	Payment Date	Amount Per Share
January 3, 2017	January 20, 2017	January 30, 2017	$0.1300
January 3, 2017	February 20, 2017	February 27, 2017	0.1300
January 3, 2017	March 23, 2017	March 30, 2017	0.1300
April 3, 2017	April 19, 2017	April 27, 2017	0.1300
April 3, 2017	May 23, 2017	May 29, 2017	0.1300
April 3, 2017	June 24, 2017	June 29, 2017	0.1300
July 3, 2017	July 21, 2017	July 28, 2017	0.1300
July 3, 2017	August 23, 2017	August 30, 2017	0.1300
July 3, 2017	September 20, 2017	September 28, 2017	0.1300
October 2, 2017	October 23, 2017	October 30, 2017	0.0833
October 2, 2017	November 21, 2017	November 29, 2017	0.0833
October 2, 2017	December 20, 2017	December 28, 2017	0.0833
Total Distributions Declared and Distributed for 2017			$1.42

Date Declared	Record Date	Payment Date	Amount Per Share
January 4, 2016	January 22, 2016	January 28, 2016	$0.1567
January 4, 2016	February 19, 2016	February 26, 2016	0.1567
January 4, 2016	March 22, 2016	March 30, 2016	0.1567
April 1, 2016	April 22, 2016	April 28, 2016	0.1567
April 1, 2016	May 23, 2016	May 30, 2016	0.1567
April 1, 2016	June 21, 2016	June 29, 2016	0.1567
July 1, 2016	July 22, 2016	July 29, 2016	0.1567
July 1, 2016	August 22, 2016	August 30, 2016	0.1567
July 1, 2016	September 22, 2016	September 29, 2016	0.1567
September 22, 2016	October 21, 2016	October 28, 2016	0.1300
September 22, 2016	November 21, 2016	November 29, 2016	0.1300
September 22, 2016	December 21, 2016	December 29, 2016	0.1300
Total Distributions Declared and Distributed for 2016			$1.80

Related Parties

We have entered into the Investment Advisory Agreement with the Investment Advisor. Joseph B. Alala, our chief executive officer and chairman of our Board, is the managing partner and chief investment officer of the Investment Advisor, and M. Hunt Broyhill, a member of our Board, has an indirect controlling interest in the Investment Advisor.

In addition, an affiliate of the Investment Advisor also manages CapitalSouth Partners SBIC Fund IV, L.P. (‘‘Fund IV’’), a private investment limited partnership providing financing solutions to smaller and lower middle-market companies that had its first closing in March 2013 and obtained SBA approval for its SBIC license in April 2013. In addition to Fund IV, affiliates of the Investment Advisor may manage several affiliated funds whereby institutional limited partners in Fund IV have the opportunity to co-invest with Fund IV in portfolio investments. An affiliate of the Investment Advisor also manages Capitala Private Credit Fund V, L.P. (‘‘Fund V’’), a private investment limited partnership and a private investment vehicle (referred to herein as “Capitala Specialty Lending Corp.” or “CSLC”), both of which provide financing solutions to lower middle-market and traditional middle-market companies. The Investment Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. To the extent permitted by the 1940 Act and interpretation of the SEC staff, the Investment Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Advisor or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Advisor’s allocation procedures. We do not expect to make co-investments, or otherwise compete for investment opportunities, with Fund IV because its focus and investment strategy differ from our own. However, we do expect to make, and have made, co-investments with Fund V and/or CSLC given their similar investment strategies.

On September 10, 2015, we, Fund II, Fund III, Fund V, and the Investment Advisor filed an application for exemptive relief with the SEC to permit an investment fund and one or more other affiliated investment funds, including future affiliated investment funds, to participate in the same investment opportunities through a proposed co-investment program where such participation would otherwise be prohibited under the 1940 Act. On June 1, 2016, the SEC issued an order (the ‘‘Order’’) permitting this relief. Pursuant to the Order, we are permitted to co-invest in such investment opportunities with our affiliates if a ‘‘required majority’’ (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

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

We have entered into a license agreement with the Investment Advisor, pursuant to which the Investment Advisor has agreed to grant us a non-exclusive, royalty-free license to use the name ‘‘Capitala.’’

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

Off-Balance Sheet Arrangements

As of March 31, 2018, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $3.0 million (Portrait Studio, LLC), $2.0 million (CIS Secure Computing, Inc.), $1.1 million (MC Sign Lessor, Corp), $0.8 million (Kelle’s Transport Service LLC), and $0.7 million (U.S. Well Services, LLC). As of December 31, 2017, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $3.1 million (Portrait Studio, LLC), $2.0 million (CIS Secure Computing, Inc.), $1.0 million (Kelle’s Transport Service, LLC), and $0.7 million (U.S. Well Services, LLC).

In addition to unfunded commitments related to debt investments, the Company also has extended a guaranty on behalf of one of our portfolio companies, whereby we have guaranteed $1.9 million of obligations of Kelle’s Transport Service, LLC. As of March 31, 2018 we have not been required to make payments on this or any previous guaranties, and we consider the credit risks to be remote and the fair value of this guaranty to be immaterial.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

Distributions

On April 2, 2018 our Board declared the following distributions:

Date Declared	Record Date	Payment Date	Distributions per Share
April 2, 2018	April 19, 2018	April 27, 2018	$0.0833
April 2, 2018	May 22, 2018	May 30, 2018	$0.0833
April 2, 2018	June 20, 2018	June 28, 2018	$0.0833

Portfolio Activity

On April 2, 2018, the Company restructured its investment in Cedar Electronics Holdings Corp., exchanging its $21.6 million subordinated debt investment for 4,759,250 Class C Preferred Units, 16,562,190 Class D Preferred Units, and 19.04% of the Class E Common Units of Cedar Ultimate Parent, LLC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three months ended March 31, 2018, we did not engage in hedging activities.

As of March 31, 2018, we held 21 securities bearing a variable rate of interest. Our variable rate investments represent approximately 48.4% of the fair value of total debt investments. As of March 31, 2018, 4.6% of variable rate securities were yielding interest at a rate equal to the established interest rate floor or interest rate ceiling and 95.4% of variable rate securities were yielding interest at a rate above its interest rate floor, below its interest rate ceiling, or were not subject to an interest rate floor. As of March 31, 2018, we had $12.0 million outstanding on our Credit Facility, which has a variable rate of interest at one-month LIBOR + 3.0%. As of March 31, 2018, all of our other interest paying liabilities, consisting of $170.7 million in SBA-guaranteed debentures, $75.0 million in 2022 Notes, and $52.1 million in 2022 Convertible Notes, were bearing interest at a fixed rate.

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

Based on our March 31, 2018 consolidated statements of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$5,300	$(360)	$4,940
Up 200 basis points	$3,534	$(240)	$3,294
Up 100 basis points	$1,768	$(120)	$1,648
Down 100 basis points	$(1,685)	$120	$(1,565)
Down 200 basis points	$(2,014)	$226	$(1,788)
Down 300 basis points	$(2,014)	$226	$(1,788)

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 28, 2017, an alleged stockholder filed a putative class action lawsuit complaint, Paskowitz v. Capitala Finance Corp., et al., in the United States District Court for the Central District of California (case number 2:17-cv-09251-MWF-AS) (the ‘‘Paskowitz Action’’), against the Company and certain of its current officers on behalf of all persons who purchased or otherwise acquired the Company’s common stock between January 4, 2016 and August 7, 2017. On January 3, 2018, another alleged stockholder filed a putative class action complaint, Sandifer v. Capitala Finance Corp., et al., in the United States District Court for the Central District of California (case number 2:18-cv-00052-MWF-AS) (the ‘‘Sandifer Action’’), asserting substantially similar claims on behalf of the same putative class and against the same defendants. The complaints in the Paskowitz Action and the Sandifer Action allege certain violations of the securities laws, including, inter alia, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations, and prospects. On February 2, 2018, the Sandifer Action was transferred, on stipulation of the parties, to the United States District Court for the Western District of North Carolina. The Sandifer Action was voluntarily dismissed on February 28, 2018. On March 1, 2018, the Paskowitz Action was transferred, on stipulation of the parties, to the United States District Court for the Western District of North Carolina (case number 3:18-cv-00096-RJC-DSC). While the Company intends to vigorously defend itself in this litigation, the outcome of these legal proceedings cannot be predicted with certainty.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the three months ended March 31, 2018, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 except for the following:

Recent legislation may allow us to incur additional leverage.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets). However, on March 23, 2018, the Small Business Credit Availability Act (the “SBCA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met. Under the SBCA, we are allowed to reduce our asset coverage requirement to 150%, and thereby increase our leverage capacity, if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive shareholder approval, we would be allowed to reduce our asset coverage requirement to 150% on the first day after such approval. Alternatively, the SBCA allows the majority of our independent directors to approve the reduction in our asset coverage requirement to 150%, and such approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to reduce our asset coverage requirement to 150%, our leverage capacity and usage, and risks related to leverage.

As a result of the SBCA, if we obtain the necessary approval, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2018, we issued 22,987 shares of common stock under our DRIP. The issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our DRIP during the quarter ended March 31, 2018 was approximately $0.2 million. Other than the shares issued under our DRIP during the quarter ended March 31, 2018, we did not sell any unregistered equity securities.

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

Date: May 7, 2018	By	/s/ Joseph B. Alala III
Joseph B. Alala III
Chief Executive Officer
(Principal Executive Officer)
Capitala Finance Corp.

Date: May 7, 2018	By	/s/ Stephen A. Arnall
Stephen A. Arnall
Chief Financial Officer
(Principal Financial and Accounting Officer)
Capitala Finance Corp.

