Form 10-Q
period 2018-06-30
Capitala Finance Corp.
filed 2018-08-06
CIK 1571329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

The number of shares of Capitala Finance Corp.’s common stock, $0.01 par value, outstanding as of August 3, 2018 was 16,001,205.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Capitala Finance Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of
	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $236,344 and $298,132, respectively)	$253,813	$288,374
Affiliate investments (amortized cost of $98,046 and $77,336, respectively)	118,664	103,957
Control investments (amortized cost of $92,357 and $89,559, respectively)	110,784	107,608
Total investments at fair value (amortized cost of $426,747 and $465,027, respectively)	483,261	499,939
Cash and cash equivalents	40,826	31,221
Interest and dividend receivable	3,420	2,976
Due from related parties	-	95
Prepaid expenses	260	309
Deferred tax asset, net	6	-
Other assets	84	55
Total assets	$527,857	$534,595

LIABILITIES
SBA debentures (net of deferred financing costs of $1,995 and $2,300, respectively)	$168,705	$168,400
2022 Notes (net of deferred financing costs of $2,245 and $2,496, respectively)	72,755	72,504
2022 Convertible Notes (net of deferred financing costs of $1,423 and $1,583, respectively)	50,665	50,505
Credit Facility (net of deferred financing costs of $1,078 and $1,293, respectively)	3,922	7,707
Management and incentive fees payable	2,560	2,172
Interest and financing fees payable	3,111	3,141
Trade settlement payable	-	175
Deferred tax liability, net	-	1,289
Written call option at fair value (proceeds of $20 and $20, respectively)	6,815	6,815
Accounts payable and accrued expenses	7	-
Total liabilities	$308,540	$312,708

Commitments and contingencies (Note 2)

NET ASSETS
Common stock, par value $.01, 100,000,000 common shares authorized, 15,994,690 and 15,951,231 common shares issued and outstanding, respectively	$160	$160
Additional paid in capital	241,350	241,027
Undistributed net investment income	16,541	15,854
Accumulated net realized losses from investments	(88,459)	(61,982)
Net unrealized appreciation on investments, net of deferred taxes	56,520	33,623
Net unrealized depreciation on written call option	(6,795)	(6,795)
Total net assets	$219,317	$221,887
Total liabilities and net assets	$527,857	$534,595

Net asset value per share	$13.71	$13.91

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2018	2017	2018	2017
INVESTMENT INCOME
Interest and fee income:
Non-control/non-affiliate investments	$6,867	$7,405	$14,223	$17,043
Affiliate investments	2,077	1,112	4,018	2,156
Control investments	1,838	1,583	3,687	3,571
Total interest and fee income	10,782	10,100	21,928	22,770
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	427	1,530	1,132	2,708
Affiliate investments	289	411	775	642
Control investments	254	162	420	408
Total payment-in-kind interest and dividend income	970	2,103	2,327	3,758
Dividend income:
Non-control/non-affiliate investments	59	-	59	168
Affiliate investments	29	29	58	58
Control investments	25	25	50	305
Total dividend income	113	54	167	531
Other income	-	77	-	77
Interest income from cash and cash equivalents	17	28	32	41
Total investment income	11,882	12,362	24,454	27,177

EXPENSES
Interest and financing expenses	4,331	5,488	8,695	10,141
Loss on extinguishment of debt	-	2,732	-	2,732
Base management fee	2,314	2,505	4,617	5,019
Incentive fees	-	-	244	1,308
General and administrative expenses	1,006	934	2,229	2,041
Expenses before incentive fee waiver	7,651	11,659	15,785	21,241
Incentive fee waiver (See Note 6)	-	-	-	(958)
Total expenses, net of fee waivers	7,651	11,659	15,785	20,283

NET INVESTMENT INCOME	4,231	703	8,669	6,894

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND WRITTEN CALL OPTION:
Net realized gain (loss) from investments:
Non-control/non-affiliate investments	(21,115)	214	(25,694)	5,045
Affiliate investments	139	4,473	863	4,489
Control investments	(1,646)	-	(1,646)	-
Net realized gain (loss) from investments	(22,622)	4,687	(26,477)	9,534
Net unrealized appreciation (depreciation) on investments:
Non-control/non-affiliate investments	25,093	(6,454)	27,227	(12,849)
Affiliate investments	(5,227)	746	(6,003)	972
Control investments	2,128	(4,280)	378	(2,782)
Net unrealized appreciation (depreciation) on investments	21,994	(9,988)	21,602	(14,659)
Net unrealized depreciation on written call option	-	(927)	-	(2,412)
Net realized and unrealized loss on investments and written call option	(628)	(6,228)	(4,875)	(7,537)
Tax benefit	1,345	-	1,295	-
Total net realized and unrealized gain (loss) on investments and written call option, net of taxes	717	(6,228)	(3,580)	(7,537)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$4,948	$(5,525)	$5,089	$(643)

NET INCREASE (DECREASE) IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC (SEE NOTE 11)	$0.31	$(0.35)	$0.32	$(0.04)

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC	15,981,857	15,889,682	15,970,599	15,881,712

NET INCREASE (DECREASE) IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – DILUTED (SEE NOTE 11)	$0.26	$(0.35)	$0.27	$(0.04)

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - DILUTED	19,297,331	15,889,682	19,286,073	15,881,712

DISTRIBUTIONS PAID PER SHARE	$0.25	$0.39	$0.50	$0.78

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except share data)

(unaudited)

	Common Stock		Additional	Undistributed Net	Accumulated Net Realized	Net Unrealized Appreciation (Depreciation) on Investments, net of	Net Unrealized Depreciation on
	Number of Shares	Par Value	Paid in Capital	Investment Income	Gains (Losses)	Deferred Taxes	Written Call Option	Total

BALANCE, December 31, 2016	15,868,045	$159	$240,184	$22,973	$(37,881)	$27,863	$(2,716)	$250,582
Net investment income	-	-	-	6,894	-	-	-	6,894
Net realized gain from investments	-	-	-	-	9,534	-	-	9,534
Net change in unrealized depreciation on investments	-	-	-	-	-	(14,659)	-	(14,659)
Net change in unrealized depreciation on written call option	-	-	-	-	-	-	(2,412)	(2,412)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	34,450	-	449	-	-	-	-	449
Distributions declared	-	-	-	(12,388)	-	-	-	(12,388)
BALANCE, June 30, 2017	15,902,495	$159	$240,633	$17,479	$(28,347)	$13,204	$(5,128)	$238,000

BALANCE, December 31, 2017	15,951,231	$160	$241,027	$15,854	$(61,982)	$33,623	$(6,795)	$221,887
Net investment income	-	-	-	8,669	-	-	-	8,669
Net realized loss from investments	-	-	-	-	(26,477)	-	-	(26,477)
Net change in unrealized appreciation on investments	-	-	-	-	-	21,602	-	21,602
Tax benefit	-	-	-	-	-	1,295	-	1,295
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	43,459	-	323	-	-	-	-	323
Distributions declared	-	-	-	(7,982)	-	-	-	(7,982)
BALANCE, June 30, 2018	15,994,690	$160	$241,350	$16,541	$(88,459)	$56,520	$(6,795)	$219,317

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$5,089	$(643)
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(38,976)	(28,249)
Repayments and sales of investments	53,656	82,336
Net realized (gain) loss on investments	26,477	(9,534)
Net unrealized (appreciation) depreciation on investments	(21,602)	14,659
Payment-in-kind interest and dividends	(2,327)	(3,758)
Accretion of original issue discount on investments	(550)	(790)
Net unrealized depreciation on written call option	-	2,412
Amortization of deferred financing fees	931	1,174
Loss on extinguishment of debt	-	2,732
Tax benefit	(1,295)	-
Changes in assets and liabilities:
Interest and dividend receivable	(444)	2,127
Due from related parties	95	53
Prepaid expenses	49	367
Other assets	(29)	(26)
Due to related parties	-	39
Management and incentive fees payable	388	(4,159)
Interest and financing fees payable	(30)	356
Accounts payable and accrued expenses	7	(501)
Trade settlement payable	(175)	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,264	58,595

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Credit Facility	21,000	-
Payments to Credit Facility	(25,000)	(14,000)
Issuance of 2022 Notes	-	75,000
Issuance of 2022 Convertible Notes	-	52,088
Repayment of 2021 Notes	-	(113,438)
Distributions paid to shareholders	(7,659)	(11,939)
Deferred financing fees paid	-	(5,720)
NET CASH USED IN FINANCING ACTIVITIES	(11,659)	(18,009)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,605	40,586
CASH AND CASH EQUIVALENTS, beginning of period	31,221	36,281
CASH AND CASH EQUIVALENTS, end of period	$40,826	$76,867

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$7,158	$8,233

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Distributions paid through dividend reinvestment plan share issuances	$323	$449

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

June 30, 2018

(unaudited)

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Non-control/non-affiliated investments - 115.7%

Non-control/non-affiliated investments - United States

3 Bridge Solutions, LLC	IT Consulting	First Lien Debt (11.0% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 12/4/22)	$11,109	$11,109	$11,109	5.1%

3 Bridge Solutions, LLC	IT Consulting	Preferred Units (965,250 units, 8.0% PIK) (5)		1,010	1,010	0.5%

3 Bridge Solutions, LLC	IT Consulting	Membership Units (39,000 units)		10	36	0.0%

				12,129	12,155	5.6%

Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (12.2% Cash, Due 12/18/22) (6)	13,000	13,000	13,000	5.9%

Alternative Biomedical Solutions, LLC	Healthcare	Membership Units (20,092 units)		800	128	0.1%

				13,800	13,128	6.0%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (10.5% Cash, 2.0% PIK, Due 6/11/20) (7)	9,114	9,091	6,731	3.1%

				9,091	6,731	3.1%

AmeriMark Direct, LLC	Consumer Products	First Lien Debt (12.8% Cash, Due 9/8/21)	18,800	18,470	18,800	8.6%

				18,470	18,800	8.6%

B&W Quality Growers, LLC	Farming	Membership Unit Warrants (91,739 Units)		-	5,673	2.6%

				-	5,673	2.6%

BigMouth, Inc.	Consumer Products	First Lien Debt (14.0% Cash, Due 11/14/21) (6)	9,442	9,442	9,442	4.3%

BigMouth, Inc.	Consumer Products	Series A Preferred Stock (350,000 shares, 8.0% PIK) (5)		396	681	0.3%

				9,838	10,123	4.6%

Bluestem Brands, Inc.	Online Merchandise Retailer	First Lien Debt (9.6% Cash (1 month LIBOR + 7.5%, 1.0% Floor), Due 11/7/20)	3,904	3,864	3,526	1.6%

				3,864	3,526	1.6%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	1,759	0.8%

				5	1,759	0.8%

California Pizza Kitchen, Inc.	Restaurant	Second Lien Debt (12.1% Cash (1 month LIBOR + 10.0%, 1.0% Floor), Due 8/23/23)	5,000	4,892	4,892	2.2%

				4,892	4,892	2.2%

Cedar Ultimate Parent, LLC	Consumer Electronics	Series C Preferred Stock (4,759,250 units)		958	1,130	0.5%

Cedar Ultimate Parent, LLC	Consumer Electronics	Series D Preferred Stock (16,562,190 units)		-	-	0.0%

Cedar Ultimate Parent, LLC	Consumer Electronics	Series E Common Units (190,370 units)		-	-	0.0%

				958	1,130	0.5%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

June 30, 2018

(unaudited)

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

CIS Secure Computing, Inc.	Government Services	First Lien Debt (10.6% Cash (1 month LIBOR + 8.5%, 1.0% Floor), 1.0% PIK, Due 9/14/22)	$10,621	$10,621	$10,621	4.8%

CIS Secure Computing, Inc.	Government Services	Common Stock (46,163 shares)		1,000	1,596	0.7%

				11,621	12,217	5.5%

Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9.0% Cash, 2.0% PIK, Due 11/29/21)	18,342	18,342	17,596	8.0%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	645	0.3%

				19,917	18,241	8.3%

Currency Capital, LLC	Financial Services	First Lien Debt (13.0% Cash (1 month LIBOR + 11.0%, 0.5% Floor), Due 1/20/22) (8)	17,000	17,000	17,000	7.8%

Currency Capital, LLC	Financial Services	Class A Preferred Units (2,000,000 units) (8)		2,000	1,818	0.8%

				19,000	18,818	8.6%

Flavors Holdings, Inc.	Food Product Manufacturer	First Lien Debt (8.1% Cash (3 month LIBOR + 5.8%, 1.0% Floor), Due 4/3/20)	6,326	6,243	5,790	2.6%

Flavors Holdings, Inc.	Food Product Manufacturer	Second Lien Debt (12.3% Cash (3 month LIBOR + 10.0%, 1.0% Floor), Due 10/3/21)	12,000	11,774	10,850	5.0%

				18,017	16,640	7.6%

Installs, LLC	Logistics	First Lien Debt (9.1% Cash (1 month LIBOR + 7.0%, 1.8% Floor), Due 6/20/23)	2,750	2,750	2,750	1.2%

Installs, LLC	Logistics	First Lien Debt (9.1% Cash (1 month LIBOR + 7.0%, 1.8% Floor), Due 6/20/23)	3,000	3,000	3,000	1.4%

				5,750	5,750	2.6%

MC Sign Lessor Corp.	Advertising & Marketing Services	First Lien Debt (9.0% Cash (1 month LIBOR + 7.0%, 1.0% Floor), Due 12/22/22)(9)	327	327	327	0.1%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

June 30, 2018

(unaudited)

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

MC Sign Lessor Corp.	Advertising & Marketing Services	First Lien Debt (9.0% Cash (1 month LIBOR + 7.0%, 1.0% Floor), Due 12/22/22)(10)	$3,925	$3,925	$3,925	1.8%

				4,252	4,252	1.9%

Nth Degree, Inc.	Business Services	First Lien Debt (13.5% Cash (1 month LIBOR + 11.5%, 1.0% Floor), 2.0% PIK, Due 12/14/20)	7,272	7,272	7,272	3.3%

Nth Degree, Inc.	Business Services	Preferred Stock (2,400 Units, 10.0% PIK dividend) (5)		3,086	13,188	6.0%

				10,358	20,460	9.3%

Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (12.0% Cash, 4.0% PIK, Due 7/17/19)	8,445	8,414	8,445	3.9%

				8,414	8,445	3.9%

Sur La Table, Inc.	Retail	First Lien Debt (12.0% Cash, Due 7/28/20)	15,000	15,000	15,000	6.8%

				15,000	15,000	6.8%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	758	0.3%

				758	758	0.3%

Vology, Inc.	Information Technology	Subordinated Debt (15.0% Cash (3 month LIBOR + 14.0%, 1.0% Ceiling), 4.0% PIK Due 6/30/20)	8,544	8,544	8,544	3.9%

				8,544	8,544	3.9%

Western Windows Systems, LLC	Building Products	First Lien Debt (12.3% Cash, Due 7/31/20) (6)	10,500	10,500	10,500	4.8%

Western Windows Systems, LLC	Building Products	Membership Units (39,860 units)		3,000	12,769	5.8%

				13,500	23,269	10.6%

Xirgo Technologies, LLC	Information Technology	Subordinated Debt (11.5% Cash, Due 3/1/22)	15,750	15,750	15,750	7.2%

Xirgo Technologies, LLC	Information Technology	Membership Units (600,000 units)		600	838	0.4%

				16,350	16,588	7.6%

Sub Total Non-control/non-affiliated investments - United States				224,528	246,899	112.5%

Non-control/non-affiliated investments - Brazil

Velum Global Credit Management, LLC	Financial Services	First Lien Debt (15.0% PIK, Due 12/31/17) (7) (8) (11)	13,230	11,816	6,914	3.2%

				11,816	6,914	3.2%

Sub Total Non-control/non-affiliated investments - Brazil				11,816	6,914	3.2%

Sub Total Non-control/non-affiliated investments				$236,344	$253,813	115.7%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

June 30, 2018

(unaudited)

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Affiliate investments - 54.1%

Affiliate investments - United States

AAE Acquisition, LLC	Industrial Equipment Rental	Second Lien Debt (8.0% Cash, 4.0% PIK, Due 8/24/19) (11)	$16,165	$16,165	$16,039	7.3%

AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (2.2% fully diluted)		17	-	0.0%

AAE Acquisition, LLC	Industrial Equipment Rental	Warrants (37.8% fully diluted)		-	-	0.0%

				16,182	16,039	7.3%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	First Lien Debt (12.0% Cash, 1.0% PIK, Due 3/23/21)	14,726	14,726	14,453	6.6%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class A (1,253,198 shares)		1,504	-	0.0%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class B (900,000 shares)		300	-	0.0%

				16,530	14,453	6.6%

City Gear, LLC	Footwear Retail	Subordinated Debt (13.0% Cash, Due 10/20/19) (11)	8,231	8,231	8,231	3.7%

City Gear, LLC	Footwear Retail	Preferred Membership Units (2.8% fully diluted, 9.0% Cash Dividend) (5)		1,269	1,269	0.6%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.4% fully diluted)		-	7,407	3.4%

				9,500	16,907	7.7%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend) (5)		3,036	3,350	1.5%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,442	0.7%

				3,038	4,792	2.2%

J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13.0% Cash, Due 6/16/19) (11)	6,406	6,406	6,162	2.8%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	-	0.0%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (6,369 shares)		-	-	0.0%

				7,224	6,162	2.8%

LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)		896	6,245	2.8%

				896	6,245	2.8%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

June 30, 2018

(unaudited)

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12.0% Cash, Due 1/31/19) (11)	$2,600	$2,600	$2,600	1.2%

MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6.0% Cash, Due 1/31/19) (11)	400	388	400	0.2%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6.0% PIK Dividend) (5)		1,426	1,566	0.7%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	191	0.1%

				4,414	4,757	2.2%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)		6,958	8,909	4.1%

				6,958	8,909	4.1%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership) (12)		-	101	0.0%

				-	101	0.0%

US Bath Group, LLC	Building Products	First Lien Debt (11.0% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 1/2/23)	13,375	13,375	13,375	6.1%

US Bath Group, LLC	Building Products	Membership Units (500,000 units)		500	2,047	0.9%

				13,875	15,422	7.0%

U.S. Well Services, LLC	Oil & Gas Services	First Lien Debt (8.0% Cash (1 month LIBOR + 6.0%, 1.0% floor), Due 2/2/22) (13)	2,299	2,299	2,299	1.0%

U.S. Well Services, LLC	Oil & Gas Services	First Lien Debt (11.0% Cash (1 month LIBOR + 9.0%, 1.0% floor), Due 2/2/22)	9,616	9,616	9,616	4.4%

U.S. Well Services, LLC	Oil & Gas Services	Class A Units (5,680,688 Units)		6,260	11,155	5.1%

U.S. Well Services, LLC	Oil & Gas Services	Class B Units (2,076,298 Units)		441	772	0.4%

				18,616	23,842	10.9%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Subordinated Debt (14)		813	1,035	0.5%

				813	1,035	0.5%

Sub Total Affiliate investments - United States				$98,046	$118,664	54.1%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

June 30, 2018

(unaudited)

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Control investments - 50.5%

Control investments - United States

CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (10.0% Cash, Due 6/30/19) (15)	$1,708	$1,708	$1,708	0.8%

CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (12.0% Cash, 4.0% PIK, Due 6/30/19) (11)	8,709	8,709	8,709	3.9%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Preferred Units (4,000,000 units)		2,354	2,354	1.1%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (21.3% fully diluted)		1,394	-	0.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (10.0% fully diluted )		-	-	0.0%

				14,165	12,771	5.8%

Eastport Holdings, LLC	Business Services	Subordinated Debt (15.3% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/29/20)	16,500	15,115	16,500	7.5%

Eastport Holdings, LLC	Business Services	Membership Units (33.3% ownership) (16)		4,733	26,449	12.1%

				19,848	42,949	19.6%

Kelle's Transport Service, LLC	Transportation	First Lien Debt (4.0% Cash, Due 2/15/20) (17)	3,300	3,300	3,300	1.5%

Kelle's Transport Service, LLC	Transportation	First Lien Debt (2.2% Cash, Due 2/15/20) (11)	13,674	13,668	10,000	4.6%

Kelle's Transport Service, LLC	Transportation	Membership Units (27.5% fully diluted)		-	-	0.0%

				16,968	13,300	6.1%

Micro Precision, LLC	Conglomerate	Subordinated Debt (10.0% Cash, Due 9/15/18) (11)	1,862	1,862	1,862	0.9%

Micro Precision, LLC	Conglomerate	Subordinated Debt (14.0% Cash, 4.0% PIK, Due 9/15/18) (11)	4,238	4,238	4,238	1.9%

Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	1,629	0.7%

				7,729	7,729	3.5%

Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (15.0% Cash, Due 10/30/20) (11)	7,500	7,500	7,500	3.4%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend) (5)		1,000	1,000	0.5%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	5,309	2.4%

				8,501	13,809	6.3%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

June 30, 2018

(unaudited)

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

On-Site Fuel Services, Inc.	Fuel Transportation Services	First Lien Debt (18.0% Cash, Due 12/19/18) (7) (11)	$15,525	$11,020	$12,134	5.5%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)		3,278	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)		2,365	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,058 shares)		33	-	0.0%

				16,696	12,134	5.5%

Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt (9.0% Cash (1 month LIBOR + 7.0%, 1.0% floor, 2.0% ceiling), Due 12/31/22) (18)	1,500	1,500	1,500	0.7%

Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt (9.0% Cash (1 month LIBOR + 7.0%, 1.0% floor, 5.0% ceiling), Due 12/31/22)	4,500	4,500	4,500	2.1%

Portrait Studio, LLC	Professional and Personal Digital Imaging	Preferred Units (4,350,000 Units)		2,450	2,092	0.9%

Portrait Studio, LLC	Professional and Personal Digital Imaging	Membership Units (150,000 Units)		-	-	0.0%

				8,450	8,092	3.7%

Sub Total Control investments - United States				$92,357	$110,784	50.5%

TOTAL INVESTMENTS - 220.3%				$426,747	$483,261	220.3%

Derivatives - (3.1)%

Derivatives - United States

Eastport Holdings, LLC	Business Services	Written Call Option (16)		$(20)	$(6,815)	(3.1%)

Sub Total Derivatives - United States				$(20)	$(6,815)	(3.1%)

TOTAL DERIVATIVES - (3.1)%				$(20)	$(6,815)	(3.1%)

(1) All investments valued using unobservable inputs (Level 3).

(2) All investments valued by the Board of Directors.

(3) All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.

(4) Percentages are based on net assets of $219,317 as of June 30, 2018.

(5) The equity investment is income producing, based on rate disclosed.

(6) The cash rate equals the approximate current yield on our last-out portion of the unitranche facility.

(7) Non-accrual investment.

(8) Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2018, 4.9% of the Company's total assets were non-qualifying assets.

(9) The investment has a $0.2 million unfunded commitment.

(10) The investment has a $0.6 million unfunded commitment.

(11) The maturity date of the original investment has been extended.

(12) The investment has been exited. The residual value reflects estimated escrow to be settled post-closing.

(13) The investment has a $0.7 million unfunded commitment.

(14) The investment has been exited. The residual value reflects estimated escrow and earnout to be settled post-closing.

(15) The investment has a $0.3 million unfunded commitment.

(16) The Company has written a call option that enables CapitalSouth Partners Florida Sidecar Fund II, L.P. to purchase up to 31.25% of the Company's interest at a strike price of $1.5 million. As of June 30, 2018, the fair value of the written call option is approximately $6.8 million. See Note 4 to the consolidated financial statements for further detail on the written call option transaction.

(17) The investment has a $1.4 million unfunded commitment.

(18) The investment has a $3.8 million unfunded commitment.

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

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2017

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Bluestem Brands, Inc.	Online Merchandise Retailer	First Lien Debt (9.07% Cash (1 month LIBOR + 7.5%, 1% Floor), Due 11/7/20)	$4,029	$3,965	$3,755	1.7%

				3,965	3,755	1.7%

Brunswick Bowling Products, Inc.	Bowling Products	First Lien Debt (8% Cash (1 month LIBOR + 6%, 2% Floor), Due 5/22/20)	1,600	1,600	1,600	0.7%

Brunswick Bowling Products, Inc.	Bowling Products	First Lien Debt (16.25% Cash (1 month LIBOR + 14.25%, 2% Floor), Due 5/22/20)	5,586	5,586	5,586	2.5%

				7,186	7,186	3.2%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	2,767	1.2%

				5	2,767	1.2%

California Pizza Kitchen, Inc.	Restaurant	Second Lien Debt (11.57% Cash (1 month LIBOR + 10%, 1% Floor), Due 8/23/23)	5,000	4,880	4,880	2.2%

				4,880	4,880	2.2%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)		258	54	0.0%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock Warrants (655,908 units) (9)		264	120	0.1%

				522	174	0.1%

Cedar Electronics Holding Corp.	Consumer Electronics	Subordinated Debt (12% Cash, Due 12/26/20) (7)	21,550	21,550	3,498	1.6%

				21,550	3,498	1.6%

CIS Secure Computing, Inc.	Government Services	First Lien Debt (9.88% Cash (1 month LIBOR + 8.5%, 1% Floor), 1% PIK, Due 9/14/22) (10)	9,116	9,116	9,116	4.1%

CIS Secure Computing, Inc.	Government Services	Common Stock (46,163 shares)		1,000	1,204	0.5%

				10,116	10,320	4.6%

Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9% Cash, 2% PIK, Due 11/29/21)	18,159	18,159	16,995	7.7%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	393	0.2%

				19,734	17,388	7.9%

Currency Capital, LLC	Financial Services	First Lien Debt (12.38% Cash (1 month LIBOR + 11%, 0.50% Floor) Due 1/20/22) (11)	17,000	17,000	17,000	7.7%

Currency Capital, LLC	Financial Services	Class A Preferred Units (2,000,000 units) (11)		2,000	1,905	0.9%

				19,000	18,905	8.6%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2017

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Flavors Holdings, Inc.	Food Product Manufacturer	First Lien Debt (7.44% Cash (3 month LIBOR + 5.75%, 1% Floor), Due 4/3/20)	$6,700	$6,589	$5,911	2.7%

Flavors Holdings, Inc.	Food Product Manufacturer	Second Lien Debt (11.69% Cash (3 month LIBOR + 10%, 1% Floor), Due 10/3/21)	12,000	11,740	10,311	4.6%

				18,329	16,222	7.3%

Nth Degree, Inc.	Business Services	First Lien Debt (8.38% Cash (1 month LIBOR + 7%, 1% Floor), 1% PIK, Due 12/14/20)	8,833	8,833	8,833	4.0%

Nth Degree, Inc.	Business Services	First Lien Debt (12.88% Cash (1 month LIBOR + 11.5%, 1% Floor), 2% PIK, Due 12/14/20)	7,200	7,200	7,200	3.2%

Nth Degree, Inc.	Business Services	Preferred Stock (2,400 Units, 10% PIK dividend) (5)		2,938	11,140	5.0%

				18,971	27,173	12.2%

Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (12% Cash, 4% PIK, Due 7/17/19)	9,014	8,964	9,014	4.1%

				8,964	9,014	4.1%

Spectra Services Holdings, LLC	Refrigeration / HVAC services	First Lien Debt (10% Cash, 4% PIK, Due 12/27/22)	7,450	7,450	7,450	3.4%

Spectra Services Holdings, LLC	Refrigeration / HVAC services	Class A Units (1,283,824 units, 4% Cash dividend, 11% PIK dividend) (5)		1,286	1,286	0.6%

Spectra Services Holdings, LLC	Refrigeration / HVAC services	Class B Units (257 units)		-	-	0.0%

				8,736	8,736	4.0%

Sur La Table, Inc.	Retail	First Lien Debt (12% Cash, Due 7/28/20)	15,000	15,000	15,000	6.8%

				15,000	15,000	6.8%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	1,316	0.6%

				758	1,316	0.6%

Vintage Stock, Inc.	Specialty Retail	First Lien Debt (13.86% Cash (1 month LIBOR + 12.5%, 0.5% floor), 3% PIK, Due 11/3/21)	20,713	20,713	20,713	9.3%

				20,713	20,713	9.3%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2017

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Vology, Inc.	Information Technology	Subordinated Debt (15% Cash (3 month LIBOR + 14%, 1% Ceiling), 4% PIK Due 6/30/20)	$8,374	$8,374	$8,374	3.8%

				8,374	8,374	3.8%

Western Windows Systems, LLC	Building Products	First Lien Debt (11.9% Cash, Due 7/31/20) (6)	10,500	10,500	10,500	4.7%

Western Windows Systems, LLC	Building Products	Membership Units (39,860 units)		3,000	7,379	3.3%

				13,500	17,879	8.0%

Xirgo Technologies, LLC	Information Technology	Subordinated Debt (11.5% Cash, Due 3/1/22)	15,750	15,750	15,750	7.1%

Xirgo Technologies, LLC	Information Technology	Membership Units (600,000 units)		600	637	0.3%

				16,350	16,387	7.4%

Sub Total Non-control/non-affiliated investments - United States				286,316	280,359	126.4%

Non-control/non-affiliated investments - Brazil

Velum Global Credit Management, LLC	Financial Services	First Lien Debt (15% PIK, Due 12/31/17) (7) (8) (11) (12)	12,275	11,816	8,015	3.6%

				11,816	8,015	3.6%

Sub Total Non-control/non-affiliated investments - Brazil				11,816	8,015	3.6%

Sub Total Non-control/non-affiliated investments				$298,132	$288,374	130.0%

Affiliate investments - 46.8%

Affiliate investments - United States

AAE Acquisition, LLC	Industrial Equipment Rental	Second Lien Debt (8% Cash, 4% PIK, Due 8/24/19) (8)	$15,846	$15,846	$15,603	7.0%

AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (2.19% fully diluted)		17	-	0.0%

AAE Acquisition, LLC	Industrial Equipment Rental	Warrants (37.78% fully diluted)		-	-	0.0%

				15,863	15,603	7.0%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2017

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Subordinated Debt (14% Cash, Due 8/9/19) (13)	$3,000	$3,000	$3,000	1.4%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Subordinated Debt (12% Cash, Due 8/9/19) (13)	5,828	5,828	5,828	2.6%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock (1,253,198 shares)		1,504	457	0.2%

				10,332	9,285	4.2%

City Gear, LLC	Footwear Retail	Subordinated Debt (13% Cash, Due 10/20/19) (8)	8,231	8,231	8,231	3.7%

City Gear, LLC	Footwear Retail	Preferred Membership Units (2.78% fully diluted, 9% Cash Dividend) (5)		1,269	1,269	0.6%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.38% fully diluted)		-	8,248	3.7%

				9,500	17,748	8.0%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8% PIK Dividend) (5)		2,902	3,225	1.5%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,932	0.9%

				2,904	5,157	2.4%

J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (6% Cash, 7% PIK, Due 6/16/19) (8)	6,368	6,368	6,170	2.8%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	-	0.0%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (6,369 shares)		-	-	0.0%

				7,186	6,170	2.8%

LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)		896	7,650	3.4%

				896	7,650	3.4%

MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12% Cash, Due 1/31/19) (8)	2,600	2,600	2,600	1.2%

MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6% Cash, Due 1/31/19) (8)	400	388	400	0.2%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6% PIK dividend) (5)		1,381	1,520	0.7%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	193	0.1%

				4,369	4,713	2.2%

MTI Holdings, LLC	Retail Display & Security Services	Membership Units (2,000,000 units) (14)		-	100	0.0%

				-	100	0.0%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)		6,958	8,528	3.8%

				6,958	8,528	3.8%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership) (14)		-	101	0.0%

				-	101	0.0%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares) (14)		-	93	0.0%

				-	93	0.0%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2017

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

U.S. Well Services, LLC	Oil & Gas Services	First Lien Debt (7.35% Cash (1 month LIBOR + 6%, 1% floor), Due 2/2/22) (15)	$2,299	$2,299	$2,299	1.0%

U.S. Well Services, LLC	Oil & Gas Services	First Lien Debt (12.35% PIK (1 month LIBOR + 11%, 1% floor), Due 2/2/22)	9,516	9,516	9,516	4.3%

U.S. Well Services, LLC	Oil & Gas Services	Class A Units (5,680,688 Units)		6,259	15,004	6.8%

U.S. Well Services, LLC	Oil & Gas Services	Class B Units (2,076,298 Units)		441	955	0.4%

				18,515	27,774	12.5%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Subordinated Debt (19)		813	1,035	0.5%

				813	1,035	0.5%

Sub Total Affiliate investments - United States				$77,336	$103,957	46.8%

Control investments - 48.5%

Control investments - United States

CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (12% Cash, 4% PIK, Due 5/24/18)	$12,373	12,373	12,373	5.6%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (21.3% fully diluted)		1,394	118	0.1%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (10% fully diluted )		-	60	0.0%

				13,767	12,551	5.7%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2017

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Eastport Holdings, LLC	Business Services	Subordinated Debt (14.49% Cash (3 month LIBOR + 13%, 0.5% Floor), Due 4/29/20)	$16,500	$14,738	$16,500	7.4%

Eastport Holdings, LLC	Business Services	Membership Units (33.3% ownership) (16)		4,733	26,449	11.9%

				19,471	42,949	19.3%

Kelle's Transport Service, LLC	Transportation	First Lien Debt (4% Cash, Due 2/15/20) (17)	2,000	2,000	2,000	0.9%

Kelle's Transport Service, LLC	Transportation	First Lien Debt (1.46% Cash, Due 2/15/20) (8)	13,674	13,669	9,560	4.3%

Kelle's Transport Service, LLC	Transportation	Membership Units (27.5% fully diluted)		-	-	0.0%

				15,669	11,560	5.2%

Micro Precision, LLC	Conglomerate	Subordinated Debt (10% Cash, Due 9/15/18) (8)	1,862	1,862	1,862	0.8%

Micro Precision, LLC	Conglomerate	Subordinated Debt (14% Cash, 4% PIK, Due 9/15/18) (8)	4,154	4,154	4,154	1.9%

Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	1,629	0.7%

				7,645	7,645	3.4%

Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (15% Cash, Due 10/30/20) (8)	6,500	6,500	6,500	2.9%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10% Cash Dividend) (5)		1,000	1,000	0.5%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	5,005	2.3%

				7,501	12,505	5.7%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Subordinated Debt (18% Cash, Due 12/19/18) (7) (8)	14,072	11,020	11,588	5.2%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)		3,278	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)		2,365	-	0.0%

On-Site Fuel Services, Inc.	Fuel Transportation Services	Common Stock (33,058 shares)		33	-	0.0%

				16,696	11,588	5.2%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2017

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt (8.56% Cash (1 month LIBOR + 7%, 1% floor, 2% ceiling), Due 12/31/22) (18)	$1,860	$1,860	$1,860	0.9%

Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt (8.56% Cash (1 month LIBOR + 7%, 1% floor, 5% ceiling), Due 12/31/22)	4,500	4,500	4,500	2.0%

Portrait Studio, LLC	Professional and Personal Digital Imaging	Preferred Units (4,350,000 Units)		2,450	2,450	1.1%

Portrait Studio, LLC	Professional and Personal Digital Imaging	Membership Units (150,000 Units)		-	-	0.0%

				8,810	8,810	4.0%

Sub Total Control investments - United States				$89,559	$107,608	48.5%

TOTAL INVESTMENTS - 225.3%				$465,027	$499,939	225.3%

Derivatives - (3.1)%

Derivatives - United States

Eastport Holdings, LLC	Business Services	Written Call Option (16)		$(20)	$(6,815)	(3.1)%

Sub Total Derivatives - United States				$(20)	$(6,815)	(3.1)%

TOTAL DERIVATIVES - (3.1)%				$(20)	$(6,815)	(3.1)%

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

June 30, 2018

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

During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership.

The Company has formed and expects to continue to form certain consolidated taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for income tax purposes. The Taxable Subsidiaries allow the Company to make equity investments in companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

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

The Company’s financial statements as of June 30, 2018 and December 31, 2017 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, Florida Sidecar, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Enterprise Value Waterfall Approach

The enterprise value waterfall approach determines an enterprise value based on earnings before interest, tax, depreciation and amortization (“EBITDA”) multiples of publicly traded companies that are considered similar to the subject portfolio company. The Company considers a variety of items in determining a reasonable pricing multiple, including, but not limited to, operating results, budgeted projections, growth, size, risk, profitability, leverage, management depth, diversification, market position, supplier or customer dependence, asset utilization, liquidity metrics, and access to capital markets. EBITDA of the portfolio company is adjusted for non-recurring items in order to reflect a normalized level of earnings that is representative of future earnings. In certain instances, the Company may also utilize revenue multiples to determine enterprise value. When available, the Company may assign a pricing multiple or value its investments based on the value of recent investment transactions in the subject portfolio company or offers to purchase the portfolio company. The enterprise value is adjusted for financial instruments with seniority to the Company’s ownership and for the effect of any instrument which may dilute the Company’s investment in the portfolio company. The adjusted enterprise value is then apportioned based on the seniority and privileges of the Company’s investments within the portfolio company.

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

Earnings per share

The Company’s earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Basic EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares of common stock outstanding during the period of computation. Diluted EPS is computed by dividing net increase (decrease) in net assets resulting from operations, adjusted for the change in net assets resulting from the exercise of the dilutive shares, by the weighted average number of shares of common stock assuming all potentially dilutive shares had been issued. Diluted EPS reflects the potential dilution, using the as-if-converted method for convertible debt, which could occur if all potentially dilutive securities were exercised.

Commitments and Contingencies

As of June 30, 2018, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $3.8 million (Portrait Studio, LLC), $1.4 million (Kelle’s Transport Service, LLC), $0.7 million (MC Sign Lessor Corp), $0.7 million (U.S. Well Services, LLC) and $0.3 million (CableOrganizer Acquisition, LLC). As of December 31, 2017, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $3.1 million (Portrait Studio, LLC), $2.0 million (CIS Secure Computing, Inc.), $1.0 million (Kelle’s Transport Service, LLC), and $0.7 million (U.S. Well Services, LLC).

In addition to unfunded commitments related to debt investments, the Company also has extended a guaranty on behalf of one of its portfolio companies, whereby the Company has guaranteed $1.9 million of obligations of Kelle’s Transport Service, LLC. As of June 30, 2018, we have not been required to make payments on this or any previous guaranties, and we consider the credit risks to be remote and the fair value of this guaranty to be immaterial.

In the ordinary course of business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that could lead to the execution of these provisions against the Company. Based on its history and experience, management believes that the likelihood of such an event is remote.

On December 28, 2017, an alleged stockholder filed a putative class action lawsuit complaint, Paskowitz v. Capitala Finance Corp., et al., in the United States District Court for the Central District of California (case number 2:17-cv-09251-MWF-AS) (the “Paskowitz Action”), against the Company and certain of its current officers on behalf of all persons who purchased or otherwise acquired the Company’s common stock between January 4, 2016 and August 7, 2017. On January 3, 2018, another alleged stockholder filed a putative class action complaint, Sandifer v. Capitala Finance Corp., et al., in the United States District Court for the Central District of California (case number 2:18-cv-00052-MWF-AS) (the “Sandifer Action”), asserting substantially similar claims on behalf of the same putative class and against the same defendants. On February 2, 2018, the Sandifer Action was transferred, on stipulation of the parties, to the United States District Court for the Western District of North Carolina. The Sandifer Action was voluntarily dismissed on February 28, 2018. On March 1, 2018, the Paskowitz Action was transferred, on stipulation of the parties, to the United States District Court for the Western District of North Carolina (case number 3:18-cv-00096-RJC-DSC). On June 19, 2018, the plaintiffs in the Paskowitz Action filed their amended complaint. The complaint, as currently amended, alleges certain violations of the securities laws, including, inter alia, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations, and prospects between January 4, 2016 and August 7, 2017. The plaintiffs in the Paskowitz Action seek compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought. The time for the defendants in the Paskowitz Action to respond to the amended complaint has not yet expired. While the Company intends to vigorously defend itself in this litigation, the outcome of these legal proceedings cannot be predicted with certainty.

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

In the ordinary course of business, the Company may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Company or result in direct losses to the Company. In management’s opinion, no direct losses with respect to litigation contingencies were probable as of June 30, 2018 and December 31, 2017. Management is of the opinion that the ultimate resolution of such claims, if any, will not materially affect the Company’s business, financial position, results of operations or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to litigation contingencies.

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

For U.S. federal income tax purposes, as of June 30, 2018, the aggregate net unrealized appreciation for all securities was $56.5 million. As of June 30, 2018, gross unrealized appreciation was $85.1 million and gross unrealized depreciation was $28.6 million. The aggregate cost of securities for U.S. federal income tax purposes was $426.7 million as of June 30, 2018. For U.S. federal income tax purposes, as of December 31, 2017, the aggregate net unrealized appreciation for all securities was $34.9 million. As of December 31, 2017, gross unrealized appreciation was $81.4 million and gross unrealized depreciation was $46.5 million. The aggregate cost of securities for U.S. federal income tax purposes was $465.0 million as of December 31, 2017.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of June 30, 2018 and December 31, 2017, the Company recorded a net deferred tax asset of $6 thousand and net deferred tax liability of $1.3 million, respectively. For the three months ended June 30, 2018, the Company recorded a tax benefit of $1.3 million. For the six months ended June 30, 2018, the Company recorded a tax benefit of $1.3 million. For the three and six months ended June 30, 2017, no tax provision was recorded.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of June 30, 2018 and December 31, 2017, there were no uncertain tax positions.

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

The tax years ended August 31, 2017, 2016 and 2015 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three and six months ended June 30, 2018 and June 30, 2017. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

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

Note 4. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through the Company’s subsidiaries that are licensed by the SBA under the SBIC Act, the Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests in first lien loans, second lien loans, and subordinated loans. Most of the Company’s debt investments are coupled with equity interests, whether in the form of detachable “penny” warrants or equity co-investments made pari-passu with our borrowers’ financial sponsors. As of June 30, 2018, our portfolio consisted of investments in 43 portfolio companies with a fair value of approximately $483.3 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans or delayed draw facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt in one debt security, bifurcating the loan into a first-out tranche and last-out tranche. As of June 30, 2018, 13.4% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2017, 13.7% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

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

During the three months ended June 30, 2018, the Company made approximately $11.2 million of investments and had approximately $32.3 million in repayments and sales resulting in net repayments and sales of approximately $21.1 million for the period. During the three months ended June 30, 2017, the Company made approximately $6.5 million of investments and had approximately $49.3 million in repayments and sales resulting in net repayments and sales of approximately $42.8 million for the period.

During the six months ended June 30, 2018, the Company made approximately $39.0 million of investments and had approximately $53.7 million in repayments and sales resulting in net repayments and sales of approximately $14.7 million for the period. During the six months ended June 30, 2017, the Company made approximately $28.2 million of investments and had approximately $82.3 million in repayments and sales resulting in net repayments and sales of approximately $54.1 million for the period.

During the three and six months ended June 30, 2018, the Company funded $4.2 million and $5.2 million, respectively, of previously committed capital to existing portfolio companies. During the three and six months ended June 30, 2018, the Company funded $7.0 million and $33.8 million, respectively, of investments in portfolio companies for which it was not previously committed to fund. During the three and six months ended June 30, 2017, the Company funded $0.3 million and $1.5 million, respectively, of previously committed capital to existing portfolio companies. During the three and six months ended June 30, 2017, the Company funded $6.2 million and $26.7 million, respectively, of investments in portfolio companies for which it was not previously committed to fund. In addition to investing directly in portfolio companies, the Company may assist portfolio companies in securing financing from other sources by introducing portfolio companies to sponsors or by leading a syndicate of investors to provide the portfolio companies with financing. During the three and six months ended June 30, 2018, and June 30, 2017, the Company did not lead any syndicates and did not assist any portfolio companies in obtaining indirect financing.

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

The Written Call Option granted FSC II the right to purchase up to 31.25% of the Company’s equity investment in Eastport Holdings, LLC. The Written Call Option has a strike price of $1.5 million and a termination date of August 31, 2018. The fair value of the Written Call Option, which has been treated as a derivative liability and is recorded in the financial statement line item Written Call Option at fair value in the Company’s consolidated statements of assets and liabilities, was approximately $6.8 million and $6.8 million as of June 30, 2018, and December 31, 2017, respectively. For purposes of determining the fair value of the Written Call Option, the Company calculated the difference in the fair value of the underlying equity investment in Eastport Holdings, LLC and the strike price of the Written Call Option, or intrinsic value. The time value of the Written Call Option as of June 30, 2018, was determined to be insignificant. The Written Call Option is classified as a Level 3 financial instrument.

The composition of our investments as of June 30, 2018, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$256,365	60.1%	$245,846	50.9%
Second Lien Debt	32,831	7.7	31,781	6.6
Subordinated Debt	79,689	18.7	80,318	16.6
Equity and Warrants	57,862	13.5	125,316	25.9
Total	$426,747	100.0%	$483,261	100.0%

The composition of our investments as of December 31, 2017, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$257,147	55.3%	$243,489	48.7%
Second Lien Debt	32,465	7.0	30,794	6.1
Subordinated Debt	120,235	25.8	103,385	20.7
Equity and Warrants	55,180	11.9	122,271	24.5
Total	$465,027	100.0%	$499,939	100.0%

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

The following table presents the fair value measurements of investments, by major class, as of June 30, 2018 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$245,846	$245,846
Second Lien Debt	—	—	31,781	31,781
Subordinated Debt	—	—	80,318	80,318
Equity and Warrants	—	—	125,316	125,316
Total	$—	$—	$483,261	$483,261

The following table presents fair value measurements of the Written Call Option as of June 30, 2018 (dollars in thousands), according to the fair value hierarchy:

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

 The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2018 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Warrants	Total
Balance as of January 1, 2018	$243,489	$30,794	$103,385	$122,271	$499,939
Reclassifications	17,494	—	(20,806)	3,312	—
Repayments/sales	(51,472)	—	—	(2,184)	(53,656)
Purchases	38,176	—	—	800	38,976
Payment in-kind interest and dividends accrued	1,116	320	476	415	2,327
Accretion of original issue discount	129	46	375	—	550
Realized gain (loss) from investments	(6,226)	—	(20,592)	341	(26,477)
Net unrealized appreciation on investments	3,140	621	17,480	361	21,602
Balance as of June 30, 2018	$245,846	$31,781	$80,318	$125,316	$483,261

The following table provides a reconciliation of the beginning and ending balances for the Written Call Option that uses Level 3 inputs for the six months ended June 30, 2018 (dollars in thousands):

Written Call Option
Balance as of January 1, 2018	$(6,815)
Net unrealized depreciation on Written Call Option	—
Balance as of June 30, 2018	$(6,815)

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

The following table provides a reconciliation of the beginning and ending balances for the Written Call Option that uses Level 3 inputs for the six months ended June 30, 2017 (dollars in thousands):

Written Call Option
Balance as of January 1, 2017	$(2,736)
Net unrealized depreciation on Written Call Option	(2,412)
Balance as of June 30, 2017	$(5,148)

The net change in unrealized appreciation (depreciation) on investments held as of June 30, 2018 and June 30, 2017, was $(0.4) million and $(5.9) million, respectively, and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and (liabilities) as of June 30, 2018 were as follows:

	Fair Value (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
First lien debt	$182.9	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	9.1% – 16.0% (12.6%) 1.2x – 7.2x (3.5x) $1.8 million – $112.7 million ($25.1 million)
First lien debt	$62.9	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	5.5x – 6.5x (6.0x) $0.7 million – $2.9 million ($1.7 million) 0.2x – 1.1x (0.4x) $12.2 million – $161.3 million ($84.7 million)
Second lien debt	$31.8	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	12.5% – 18.1% (15.0%) 4.9x – 6.8x (5.9x) $7.5 million – $77.0 million ($40.5 million)
Subordinated debt	$56.3	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	11.5% – 19.0% (14.2%) 3.3x – 8.4x (5.7x) $1.8 million – $15.4 million ($10.6 million)
Subordinated debt	$24.0	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	6.0x – 6.0x (6.0x) $1.8 million – $2.8 million ($2.7 million) 0.5x – 0.5x (0.5x) $545.9 million – $545.9 million ($545.9 million)
Equity and warrants	$125.3	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	3.3x – 15.5x (8.1x) $0.7 million – $110.7 million ($26.5 million) 0.5x – 0.5x (0.5x) $156.1 million – $545.9 million ($447.7 million)
Written Call Option	$(6.8)	Enterprise Value Waterfall	Revenue Multiple Revenue	0.5x – 0.5x (0.5x) $545.9 million – $545.9 million ($545.9 million)

(1)	$1.0 million in subordinated debt and $6.9 million in first lien debt were valued using the asset approach.

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

Note 5. Transactions With Affiliated Companies

During the six months ended June 30, 2018, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2017 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	June 30, 2018 Fair Value

Affiliate investments

AAE Acquisition, LLC	Second Lien Debt (8.0% Cash, 4.0% PIK, Due 8/24/19)	$16,165	$639	$15,603	$320	$-	$-	$116	$16,039

AAE Acquisition, LLC	Membership Units (2.2% fully diluted)	-	-	-	-	-	-	-	-

AAE Acquisition, LLC	Warrants (37.8% fully diluted)	-	-	-	-	-	-	-	-

			639	15,603	320	-	-	116	16,039

Burgaflex Holdings, LLC	First Lien Debt (12.0% Cash, 1.0% PIK, Due 3/23/21)	14,726	485	-	14,725	-	-	(272)	14,453

Burgaflex Holdings, LLC	Subordinated Debt (14% Cash, Due 8/9/19)	-	116	3,000	-	(3,000)	-	-	-

Burgaflex Holdings, LLC	Subordinated Debt (12% Cash, Due 8/9/19)	-	199	5,828	-	(5,828)	-	-	-

Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)	-	-	457	-	-	-	(457)	-

Burgaflex Holdings, LLC	Common Stock Class B (900,000 shares)	-	-	-	300	-	-	(300)	-

			800	9,285	15,025	(8,828)	-	(1,029)	14,453

Chef'n Corporation	Series A Preferred Stock (1,000,000 shares)	-	-	-	-	(644)	644	-	-

			-	-	-	(644)	644	-	-

City Gear, LLC	Subordinated Debt (13.0% Cash, Due 10/20/19)	8,231	538	8,231	-	-	-	-	8,231

City Gear, LLC (5)	Preferred Membership Units (2.8% fully diluted, 9.0% Cash Dividend)	-	58	1,269	-	-	-	-	1,269

City Gear, LLC	Membership Unit Warrants (11.4% fully diluted)	-	-	8,248	-	-	-	(841)	7,407

			596	17,748	-	-	-	(841)	16,907

GA Communications, Inc. (5)	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend)	-	-	3,225	134	-	-	(9)	3,350

GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)	-	-	1,932	-	-	-	(490)	1,442

			-	5,157	134	-	-	(499)	4,792

J&J Produce Holdings, Inc.	Subordinated Debt (13.0% Cash, Due 6/16/19)	6,406	380	6,170	38	-	-	(46)	6,162

J&J Produce Holdings, Inc.	Common Stock (8,182 shares)	-	-	-	-	-	-	-	-

J&J Produce Holdings, Inc.	Common Stock Warrants (6,369 shares)	-	-	-	-	-	-	-	-

			380	6,170	38	-	-	(46)	6,162

LJS Partners, LLC	Common Stock (1,500,000 shares)	-	-	7,650	-	-	-	(1,405)	6,245

			-	7,650	-	-	-	(1,405)	6,245

MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 1/31/19)	2,600	158	2,600	-	-	-	-	2,600

MMI Holdings, LLC	Subordinated Debt (6.0% Cash, Due 1/31/19)	400	12	400	-	-	-	-	400

MMI Holdings, LLC (5)	Preferred Units (1,000 units, 6.0% PIK Dividend)	-	-	1,520	46	-	-	-	1,566

MMI Holdings, LLC	Common Membership Units (45 units)	-	-	193	-	-	-	(2)	191

			170	4,713	46	-	-	(2)	4,757

MTI Holdings, LLC	Membership Units (2,000,000 units)	-	-	100	-	(139)	139	(100)	-

			-	100	-	(139)	139	(100)	-

Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)	-	-	8,528	-	-	-	381	8,909

			-	8,528	-	-	-	381	8,909

Source Capital Penray, LLC	Membership Units (11.3% ownership)	-	-	101	-	-	-	-	101

			-	101	-	-	-	-	101

STX Healthcare Management Services, Inc.	Common Stock (1,200,000 shares)	-	-	93	-	(80)	80	(93)	-

			-	93	-	(80)	80	(93)	-

US Bath Group, LLC	First Lien Debt (11.0% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 1/2/23)	13,375	1,049	-	15,000	(1,625)	-	-	13,375

US Bath Group, LLC	Membership Units (500,000 units)	-	-	-	500	-	-	1,547	2,047

			1,049	-	15,500	(1,625)	-	1,547	15,422

U.S. Well Services, LLC	First Lien Debt (8.0% Cash (1 month LIBOR + 6.0%, 1.0% floor), Due 2/2/22)	2,299	90	2,299	-	-	-	-	2,299

U.S. Well Services, LLC	First Lien Debt (11.0% Cash (1 month LIBOR + 9.0%, 1.0% floor), Due 2/2/22)	9,616	352	9,516	197	(97)	-	-	9,616

U.S. Well Services, LLC	Class A Units (5,680,688 Units)	-	-	15,004	-	-	-	(3,849)	11,155

U.S. Well Services, LLC	Class B Units (2,076,298 Units)	-	-	955	-	-	-	(183)	772

			442	27,774	197	(97)	-	(4,032)	23,842

V12 Holdings, Inc.	Subordinated Debt	-	-	1,035	-	-	-	-	1,035

			-	1,035	-	-	-	-	1,035

Total Affiliate investments			$4,076	$103,957	$31,260	$(11,413)	$863	$(6,003)	$118,664

Control investments

CableOrganizer Acquisition, LLC	First Lien Debt (10.0% Cash, Due 6/30/19)	$1,708	$33	$-	$1,708	$-	$-	$-	$1,708

CableOrganizer Acquisition, LLC	First Lien Debt (12.0% Cash, 4.0% PIK, Due 6/30/19)	8,709	633	12,373	336	(2,354)	(1,646)	-	8,709

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2017 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	June 30, 2018 Fair Value

CableOrganizer Acquisition, LLC	Common Stock (21.3% fully diluted)	$-	$-	$118	$-	$-	$-	$(118)	$-

CableOrganizer Acquisition, LLC	Common Stock Warrants (10.0% fully diluted )	-	-	60	-	-	-	(60)	-

CableOrganizer Acquisition, LLC	Preferred Units (4,000,000 units)	-	-	-	2,354	-	-	-	2,354

			666	12,551	4,398	(2,354)	(1,646)	(178)	12,771

Eastport Holdings, LLC	Subordinated Debt (15.3% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/29/20)	16,500	1,627	16,500	376	-	-	(376)	16,500

Eastport Holdings, LLC	Membership Units (33.3% ownership)	-	-	26,449	-	-	-	-	26,449

			1,627	42,949	376	-	-	(376)	42,949

Kelle's Transport Service, LLC	First Lien Debt (4.0% Cash, Due 2/15/20)	3,300	51	2,000	1,300	-	-	-	3,300

Kelle's Transport Service, LLC	First Lien Debt (2.2% Cash, Due 2/15/20)	13,674	126	9,560	-	-	-	440	10,000

Kelle's Transport Service, LLC	Membership Units (27.5% fully diluted)	-	-	-	-	-	-	-	-

			177	11,560	1,300	-	-	440	13,300

Micro Precision, LLC	Subordinated Debt (10.0% Cash, Due 9/15/18)	1,862	93	1,862	-	-	-	-	1,862

Micro Precision, LLC	Subordinated Debt (14.0% Cash, 4.0% PIK, Due 9/15/18)	4,238	295	4,154	84	-	-	-	4,238

Micro Precision, LLC	Series A Preferred Units (47 units)	-	-	1,629	-	-	-	-	1,629

			388	7,645	84	-	-	-	7,729

Navis Holdings, Inc.	First Lien Debt (15.0% Cash, Due 10/30/20)	7,500	549	6,500	1,000	-	-	-	7,500

Navis Holdings, Inc. (5)	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend)	-	50	1,000	-	-	-	-	1,000

Navis Holdings, Inc.	Common Stock (300,000 shares)	-	-	5,005	-	-	-	304	5,309

			599	12,505	1,000	-	-	304	13,809

On-Site Fuel Services, Inc. (6)	First Lien Debt (18.0% Cash, Due 12/19/18)	15,525	-	-	11,020	-	-	1,114	12,134

On-Site Fuel Services, Inc.	Subordinated Debt (18% Cash, Due 12/19/18)	-	-	11,588	-	(11,020)	-	(568)	-

On-Site Fuel Services, Inc.	Series A Preferred Stock (32,782 shares)	-	-	-	-	-	-	-	-

On-Site Fuel Services, Inc.	Series B Preferred Stock (23,648 shares)	-	-	-	-	-	-	-	-

On-Site Fuel Services, Inc.	Common Stock (33,058 shares)	-	-	-	-	-	-	-	-

			-	11,588	11,020	(11,020)	-	546	12,134

Portrait Studio, LLC	First Lien Debt (9.0% Cash (1 month LIBOR + 7.0%, 1.0% floor, 2.0% ceiling), Due 12/31/22)	1,500	82	1,860	1,080	(1,440)	-	-	1,500

Portrait Studio, LLC	First Lien Debt (9.0% Cash (1 month LIBOR + 7.0%, 1.0% floor, 5.0% ceiling), Due 12/31/22)	4,500	198	4,500	-	-	-	-	4,500

Portrait Studio, LLC	Preferred Units (4,350,000 Units)	-	-	2,450	-	-	-	(358)	2,092

Portrait Studio, LLC	Membership Units (150,000 Units)	-	-	-	-	-	-	-	-

			280	8,810	1,080	(1,440)	-	(358)	8,092

Total Control investments			$3,737	$107,608	$19,258	$(14,814)	$(1,646)	$378	$110,784

(1) Represents the total amount of interest, original issue discount, fees or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively.

(2) Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments, accrued PIK and accretion of OID. Gross additions also include transfers into an affiliate or control classification.

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

(6) Non-accrual investment.

During the year ended December 31, 2017, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2016 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	December 31, 2017 Fair Value

Affiliate investments

AAE Acquisition, LLC	Second Lien Debt (8% Cash, 4% PIK, Due 8/24/19)	$15,846	$757	$-	$15,846	$-	$-	$(243)	$15,603

AAE Acquisition, LLC	Membership Units (2.19% fully diluted)	-	-	-	16	-	-	(16)	-

AAE Acquisition, LLC	Warrants (37.78% fully diluted)	-	-	-	-	-	-	-	-

			757	-	15,862	-	-	(259)	15,603

Burgaflex Holdings, LLC	Subordinated Debt (14% Cash, Due 8/9/19)	3,000	515	3,000	-	-	-	-	3,000

Burgaflex Holdings, LLC	Subordinated Debt (12% Cash, Due 8/9/19)	5,828	886	5,828	-	-	-	-	5,828

Burgaflex Holdings, LLC	Common Stock (1,253,198 shares)	-	-	1,248	-	-	-	(791)	457

			1,401	10,076	-	-	-	(791)	9,285

City Gear, LLC	Subordinated Debt (13% Cash, Due 10/20/19)	8,231	1,085	8,231	-	-	-	-	8,231

City Gear, LLC (5)	Preferred Membership Units (2.78% fully diluted, 9% Cash Dividend)	-	115	1,269	-	-	-	-	1,269

City Gear, LLC	Membership Unit Warrants (11.38% fully diluted)	-	-	9,736	-	-	-	(1,488)	8,248

			1,200	19,236	-	-	-	(1,488)	17,748

GA Communications, Inc. (5)	Series A-1 Preferred Stock (1,998 shares, 8% PIK Dividend)	-	-	2,864	255	-	-	106	3,225

GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)	-	-	1,046	-	-	-	886	1,932

			-	3,910	255	-	-	992	5,157

J&J Produce Holdings, Inc.	Subordinated Debt (6% Cash, 7% PIK, Due 6/16/19)	6,368	632	6,182	186	-	-	(198)	6,170

J&J Produce Holdings, Inc.	Common Stock (8,182 shares)	-	-	-	-	-	-	-	-

J&J Produce Holdings, Inc.	Common Stock Warrants (6,369 shares)	-	-	-	-	-	-	-	-

			632	6,182	186	-	-	(198)	6,170

LJS Partners, LLC	Common Stock (1,500,000 shares)	-	-	8,497	-	(630)	-	(217)	7,650

			-	8,497	-	(630)	-	(217)	7,650

MJC Holdings, LLC	Series A Preferred Units (2,000,000 units)	-	-	5,011	-	(5,473)	4,473	(4,011)	-

			-	5,011	-	(5,473)	4,473	(4,011)	-

MMI Holdings, LLC	First Lien Debt (12% Cash, Due 1/31/19)	2,600	317	2,600	-	-	-	-	2,600

MMI Holdings, LLC	Subordinated Debt (6% Cash, Due 1/31/19)	400	24	400	-	-	-	-	400

MMI Holdings, LLC (5)	Preferred Units (1,000 units, 6% PIK Dividend)	-	-	1,433	85	-	-	2	1,520

MMI Holdings, LLC	Common Membership Units (45 units)	-	-	228	-	-	-	(35)	193

			341	4,661	85	-	-	(33)	4,713

MTI Holdings, LLC	Membership Units (2,000,000 units)	-	-	537	-	(437)	437	(437)	100

			-	537	-	(437)	437	(437)	100

Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)	-	-	-	6,958	-	-	1,570	8,528

			-	-	6,958	-	-	1,570	8,528

Source Capital Penray, LLC	Subordinated Debt (13% Cash, Due 4/8/19)	-	78	1,425	-	(1,425)	-	-	-

Source Capital Penray, LLC	Membership Units (11.3% ownership)	-	526	805	-	(750)	-	46	101

			604	2,230	-	(2,175)	-	46	101

STX Healthcare Management Services, Inc.	Common Stock (1,200,000 shares)	-	-	109	-	(16)	16	(16)	93

			-	109	-	(16)	16	(16)	93

U.S. Well Services, LLC	First Lien Debt (7.35% Cash (1 month LIBOR + 6%, 1% floor), Due 2/2/22)	2,299	132	-	2,299	-	-	-	2,299

U.S. Well Services, LLC	First Lien Debt (12.35% PIK (1 month LIBOR + 11%, 1% floor), Due 2/2/22)	9,516	83	-	9,516	-	-	-	9,516

U.S. Well Services, LLC	Class A Units (5,680,688 Units)	-	-	-	6,260	-	-	8,744	15,004

U.S. Well Services, LLC	Class B Units (2,076,298 Units)	-	-	-	441	-	-	514	955

			215	-	18,516	-	-	9,258	27,774

V12 Holdings, Inc.	Subordinated Debt	-	-	1,015	-	-	-	20	1,035

			-	1,015	-	-	-	20	1,035

Total Affiliate investments			$5,150	$61,464	$41,862	$(8,731)	$4,926	$4,436	$103,957

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2016 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	December 31, 2017 Fair Value

Control investments

CableOrganizer Acquisition, LLC	First Lien Debt (12% Cash, 4% PIK, Due 5/24/18)	$12,373	$1,473	$11,882	$491	$-	$-	$-	$12,373

CableOrganizer Acquisition, LLC	Common Stock (21.3% fully diluted)	-	-	200	-	-	-	(82)	118

CableOrganizer Acquisition, LLC	Common Stock Warrants (10% fully diluted)	-	-	101	-	-	-	(41)	60

			1,473	12,183	491	-	-	(123)	12,551

Capitala Senior Liquid Loan Fund I, LLC	Common Stock (80% Ownership)	-	5	-	-	-	-	-	-

			5	-	-	-	-	-	-

Eastport Holdings, LLC	Subordinated Debt (14.49% Cash (3 month LIBOR + 13%, 0.5% Floor), Due 4/29/20)	16,500	3,138	16,500	757	-	-	(757)	16,500

Eastport Holdings, LLC	Membership Units (33.3% ownership)	-	-	13,395	-	-	-	13,054	26,449

			3,138	29,895	757	-	-	12,297	42,949

Kelle's Transport Service, LLC	First Lien Debt (4% Cash, Due 2/15/20)	2,000	22	-	2,000	-	-	-	2,000

Kelle's Transport Service, LLC	First Lien Debt (1.46% Cash, Due 2/15/20)	13,674	77	-	13,669	-	-	(4,109)	9,560

Kelle's Transport Service, LLC	Membership Units (27.5% fully diluted)	-	-	-	-	-	-	-	-

			99	-	15,669	-	-	(4,109)	11,560

Micro Precision, LLC	Subordinated Debt (10% Cash, Due 9/15/18)	1,862	186	1,862	-	-	-	-	1,862

Micro Precision, LLC	Subordinated Debt (14% Cash, 4% PIK, Due 9/15/18)	4,154	577	3,989	165	-	-	-	4,154

Micro Precision, LLC	Series A Preferred Units (47 units)	-	-	2,523	-	-	-	(894)	1,629

			763	8,374	165	-	-	(894)	7,645

Navis Holdings, Inc.	First Lien Debt (15% Cash, Due 10/30/20)	6,500	989	6,500	-	-	-	-	6,500

Navis Holdings, Inc. (5)	Class A Preferred Stock (1,000 shares, 10% Cash Dividend)	-	100	1,000	-	-	-	-	1,000

Navis Holdings, Inc.	Common Stock (300,000 shares)	-	250	5,634	-	-	-	(629)	5,005

			1,339	13,134	-	-	-	(629)	12,505

On-Site Fuel Services, Inc.	Subordinated Debt (18% Cash, Due 12/19/18)	14,072	-	10,303	1,182	-	-	103	11,588

On-Site Fuel Services, Inc.	Series A Preferred Stock (32,782 shares)	-	-	-	-	-	-	-	-

On-Site Fuel Services, Inc.	Series B Preferred Stock (23,648 shares)	-	-	-	-	-	-	-	-

On-Site Fuel Services, Inc.	Common Stock (33,058 shares)	-	-	-	-	-	-	-	-

			-	10,303	1,182	-	-	103	11,588

Portrait Studio, LLC	First Lien Debt (8.56% Cash (1 month LIBOR + 7%, 2% ceiling), Due 12/31/22)	1,860	-	-	1,860	-	-	-	1,860

Portrait Studio, LLC	First Lien Debt (8.56% Cash (1 month LIBOR + 7%, 5% ceiling), Due 12/31/22)	4,500	-	-	4,500	-	-	-	4,500

Portrait Studio, LLC	Preferred Units (4,350,000 Units)	-	-	-	2,450	-	-	-	2,450

Portrait Studio, LLC	Membership Units (150,000 Units)	-	-	-	-	-	-	-	-

			-	-	8,810	-	-	-	8,810

Print Direction, Inc.	First Lien Debt (10% cash 2% PIK, due 2/24/19)	-	434	12,761	2,087	-	(19,403)	4,555	-

Print Direction, Inc.	Common Stock (18,543 shares)	-	-	-	40	-	(3,030)	2,990	-

Print Direction, Inc.	Common Stock Warrants (820 shares)	-	-	-	-	-	-	-	-

			434	12,761	2,127	-	(22,433)	7,545	-

Total Control investments			$7,251	$86,650	$29,201	$-	$(22,433)	$14,190	$107,608

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

Note 6. Agreements

On September 24, 2013, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with our Investment Advisor, which was initially approved by the Board on June 10, 2013. Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect if approved annually by the Board or by a majority of our outstanding voting securities, including, in either case, by a majority of our non-interested directors. The Investment Advisory Agreement was most recently re-approved by the Board, including a majority of our non-interested directors, at an in-person meeting on July 26, 2018. Subject to the overall supervision of the Board, the Investment Advisor manages our day-to-day operations, and provides investment advisory and management services to us. Under the terms of the Investment Advisory Agreement, the Investment Advisor:

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

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Advisor that would, when taken together with all other incentive fees paid to the Investment Advisor during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. As of June 30, 2018 and December 31, 2017, the Company had incentive fees payable to the Investment Advisor of $2.5 million and $2.2 million, respectively.

For the three months ended June 30, 2018 and 2017, the Company incurred $2.3 million and $2.5 million in base management fees, respectively. The Company incurred $0.0 million and $0.0 million in incentive fees related to pre-incentive fee net investment income for the three months ended June 30, 2018 and 2017, respectively. For the three months ended June 30, 2018 and 2017, our Investment Advisor waived incentive fees of $0.0 million and $0.0 million, respectively.

For the six months ended June 30, 2018 and 2017, the Company incurred $4.6 million and $5.0 million in base management fees, respectively. The Company incurred $0.2 million and $1.3 million in incentive fees related to pre-incentive fee net investment income for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, our Investment Advisor waived incentive fees of $0.0 million and $1.0 million, respectively.

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

Payments under the Administration Agreement are equal to an amount based upon the allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the allocable portion of the compensation of the chief financial officer and the chief compliance officer, and their respective administrative support staff. Under the Administration Agreement, the Administrator will also provide, on the Company’s behalf, managerial assistance to those portfolio companies that request such assistance. Unless terminated earlier in accordance with its terms, the Administration Agreement will remain in effect if approved annually by the Board. The Board most recently approved the renewal of the Administration Agreement on July 26, 2018. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without any incremental profit to our Administrator. Stockholder approval is not required to amend the Administration Agreement.

For the three and six months ended June 30, 2018, the Company paid the Administrator $0.4 million and $0.7 million, respectively, for the Company’s allocable portion of the Administrator’s overhead. For the three and six months ended June 30, 2017, the Company paid the Administrator $0.3 million and $0.6 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

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

Note 7. Related Party Transactions

At June 30, 2018 and December 31, 2017, the Company had the following receivables from (payables to) related parties relating to certain management fees, incentive fees, reimbursable expenses, and other payments owed to related parties (dollars in thousands):

	June 30, 2018	December 31, 2017
CapitalSouth Corporation	$—	$74
CapitalSouth Partners Florida Sidecar Fund II, L.P.	—	21
Capitala Investment Advisors, LLC	(2,560)	(2,172)
Total	$(2,560)	$(2,077)

These amounts are reflected in the accompanying consolidated statements of assets and liabilities under the captions, “Due from related parties” and “Management and incentive fee payable.”

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

Note 8. Borrowings

SBA Debentures

The Company, through its two wholly owned subsidiaries, uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of June 30, 2018 and December 31, 2017 the Company had $170.7 million of SBA-guaranteed debentures outstanding. The Company has issued all SBA-guaranteed debentures that were permitted under each of the Legacy Funds’ respective SBIC licenses (as applicable), and there are no unused SBA debenture commitments remaining. SBA-guaranteed debentures are secured by a lien on all assets of Fund II and Fund III. As of June 30, 2018 and December 31, 2017, Fund II and Fund III had total assets of approximately $347.9 million and $341.5 million, respectively. On June 10, 2014, the Company received an exemptive order from the SEC exempting the Company, Fund II, and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. The Company intends to comply with the conditions of the order.

The following table summarizes the interest expense and annual charges, deferred financing costs, average balance outstanding, and average stated interest and annual charge rate on the SBA-guaranteed debentures for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest expense and annual charges	$1,580	$1,580	$3,142	$3,142
Deferred financing costs	151	152	305	303
Total interest and financing expenses	$1,731	$1,732	$3,447	$3,445
Average outstanding balance	$170,700	$170,700	$170,700	$170,700
Average stated interest and annual charge rate	3.71%	3.71%	3.71%	3.71%

As of June 30, 2018 and December 31, 2017, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):

Fixed Maturity Date	Interest Rate	SBA Annual Charge	June 30, 2018	December 31, 2017
March 1, 2019	4.620%	0.941%	$5,000	$5,000
September 1, 2020	3.215%	0.285%	19,000	19,000
March 1, 2021	4.084%	0.515%	15,700	15,700
March 1, 2021	4.084%	0.285%	46,000	46,000
March 1, 2022	2.766%	0.285%	10,000	10,000
March 1, 2022	2.766%	0.515%	50,000	50,000
March 1, 2023	2.351%	0.515%	25,000	25,000
			$170,700	$170,700

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance and average stated interest rate on the 2021 Notes for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest expense	$—	$1,886	$—	$3,908
Deferred financing costs	—	148	—	293
Total interest and financing expenses	$—	$2,034	$—	$4,201
Average outstanding balance	$—	$103,465	$—	$108,424
Average stated interest rate	—%	7.125%	—%	7.125%

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance and average stated interest rate on the 2022 Notes for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest expense	$1,125	$555	$2,250	$555
Deferred financing costs	126	60	251	60
Total interest and financing expenses	$1,251	$615	$2,501	$615
Average outstanding balance	$75,000	$37,418	$75,000	$18,812
Average stated interest rate	6.0%	6.0%	6.0%	6.0%

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

The 2022 Convertible Notes are convertible, at the holder’s option, into shares of the Company’s common stock at any time on or prior to the close of business on the business day immediately preceding the maturity date. The conversion rate for the 2022 Convertible Notes is initially 1.5913 shares per $25.00 principal amount of 2022 Convertible Notes (equivalent to an initial conversion price of approximately $15.71 per share of common stock). The initial conversion premium is approximately 14.0%. Upon conversion, the Company will deliver shares of its common stock (and cash in lieu of fractional shares). The conversion rate is subject to adjustment if certain events occur as outlined in the supplemental indenture relating to the 2022 Convertible Notes. The Company has determined that the embedded conversion option in the 2022 Convertible Notes is not required to be separately accounted for as a derivative under U.S. GAAP.

In addition, pursuant to a “fundamental change”, as defined in the supplemental indenture relating to the 2022 Convertible Notes, holders of the 2022 Convertible Notes may require the Company to repurchase for cash all or part of their 2022 Convertible Notes at a repurchase price equal to 100.0% of the principal amount of the 2022 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the repurchase date. The 2022 Convertible Notes are not redeemable prior to maturity and no “sinking fund” is provided for the 2022 Convertible Notes.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Convertible Notes for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest expense	$749	$281	$1,498	$281
Deferred financing costs	81	25	159	25
Total interest and financing expenses	$830	$306	$1,657	$306
Average outstanding balance	$52,088	$19,895	$52,088	$10,002
Average stated interest rate	5.75%	5.75%	5.75%	5.75%

Credit Facility

On October 17, 2014, the Company entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. The Credit Facility was amended on May 22, 2015, June 16, 2017, and July 19, 2018 (the “Amendments”). The Amendments were affected, among other things, in order to increase the total borrowings allowed under the Credit Facility, allow for stock repurchases, extend the maturity date, and to reduce the minimum required interest coverage ratio. The Credit Facility currently provides for borrowings up to $114.5 million and may be increased up to $200.0 million pursuant to its “accordion” feature. The Credit Facility matures on June 16, 2021.

Borrowings under the Credit Facility bear interest, at the Company’s election, at a rate per annum equal to (i) the one, two, three or six month LIBOR, as applicable, plus 3.00% or (ii) 2.00% plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5% and (C) three month LIBOR plus 1.0%. The Company’s ability to elect LIBOR indices with various tenors (e.g., one, two, three or six month LIBOR) on which the interest rates for borrowings under the Credit Facility are based, provides the company with increased flexibility to manage interest rate risks as compared to a borrowing arrangement that does not provide for such optionality. Once a particular LIBOR rate has been selected, the interest rate on the applicable amount borrowed will reset after the applicable tenor period and be based on the then applicable selected LIBOR rate (e.g., borrowings for which the Company has elected the one month LIBOR rate will reset on the one month anniversary of the period based on the then selected LIBOR rate). For any given borrowing under the Credit Facility, the Company intends to elect what it believes to be an appropriate LIBOR rate taking into account the Company’s needs at the time as well as the Company’s view of future interest rate movements. The Credit Facility provides for the ability to step-down the pricing of the Credit Facility from LIBOR plus 3.00% to LIBOR plus 2.75% when certain conditions are met. The Company will also pay an unused commitment fee at a rate of 2.50% per annum on the amount (if positive) by which 40% of the aggregate commitments under the Credit Facility exceeds the outstanding amount of loans under the Credit Facility and 0.50% per annum on any remaining unused portion of the Credit Facility.

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the Credit Facility for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest expense	$71	$395	$260	$815
Deferred financing costs	108	256	215	493
Unused commitment fees	340	150	615	266
Total interest and financing expenses	$519	$801	$1,090	$1,574
Average outstanding balance	$5,714	$38,154	$11,000	$41,061
Average stated interest rate	4.94%	4.12%	4.78%	3.97%

As of June 30, 2018 and December 31, 2017, the Company had $5.0 million and $9.0 million, respectively, outstanding under the Credit Facility. The Credit Facility is secured by investments and cash held by the Company, exclusive of assets held at our two SBIC subsidiaries. Assets pledged to secure the Credit Facility had a carrying value of $179.6 million and $192.4 million, respectively, at June 30, 2018 and December 31, 2017. As part of the terms of the Credit Facility, the Company may not make cash distributions with respect to any taxable year that exceed 110% (125% if the Company is not in default and our covered debt does not exceed 85% of the borrowing base) of the amounts required to be distributed to maintain eligibility as a RIC and to reduce our tax liability to zero for taxes imposed on our investment company taxable income and net capital gains.

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2018, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
SBA debentures	$170,700	$171,118	$—	$—	$171,118
2022 Notes	75,000	74,850	74,850	—	—
2022 Convertible Notes	52,088	51,233	51,233	—	—
Credit Facility	5,000	5,018	—	—	5,018
Total	$302,788	$302,219	$126,083	$—	$176,136

(1)	Carrying value equals the gross principal outstanding at period end.

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

Note 9. Directors’  Fees

Our independent directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three and six months ended June 30, 2018, the Company recognized directors’ fees expense of $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2017, the Company recognized directors’ fees expense of $0.1 million and $0.2 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

Note 10. Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in five portfolio companies that are considered significant subsidiaries under the guidance in Regulation S-X, but are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each such portfolio company, along with summarized financial information as of June 30, 2018 and December 31, 2017, and for the six months ended June 30, 2018 and June 30, 2017, respectively.

CableOrganizer Acquisition, LLC

CableOrganizer Acquisition, LLC, a Delaware limited liability company that began operations on April 23, 2013, is a leading online provider of cable and wire management products. The income the Company generated from CableOrganizer Acquisition, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $0.8 million and $0.7 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

Eastport Holdings, LLC

Eastport Holdings, LLC, an Ohio limited liability company organized on November 1, 2011, is a holding company consisting of marketing and advertising companies located across the U.S. The income the Company generated from Eastport Holdings, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $1.3 million and $6.3 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

Micro Precision, LLC

Micro Precision, LLC, formed on August 5, 2011 as a Delaware limited liability company, is a prime contractor supplying critical parts and mechanical assemblies to the U.S. Department of Defense as well as designer and manufacturer of locomotive air horns. The income (loss) the Company generated from Micro Precision, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $0.5 million and $(0.4) million for the six months ended June 30, 2018 and June 30, 2017, respectively.

Navis Holdings, Inc.

Navis Holdings, Inc., incorporated in Delaware on December 21, 2010, designs and manufactures leading machinery for the global knit and woven finishing textile industries. The income the Company generated from Navis Holdings, Inc., which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $0.9 million and $0.6 million for the six months ended June 30, 2018 and June 30, 2017.

On-Site Fuel Services, Inc.

On-Site Fuel Services, Inc. is a 100% owned subsidiary of On-Site Fuel Holdings, Inc., which was incorporated in Delaware on December 19, 2011. On-Site Fuel Services, Inc. provides fueling services for commercial and government vehicle fleets throughout the southeast U.S. The income (loss) the Company generated from On-Site Fuel Services, Inc., which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $0.5 million and $(0.6) million for the six months ended June 30, 2018 and June 30, 2017, respectively.

The summarized unaudited financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):

	As of
Balance Sheet – CableOrganizer Acquisition, LLC	June 30, 2018	December 31, 2017
Current assets	$5,012	$5,182
Noncurrent assets	8,609	8,354
Total assets	$13,621	$13,536

Current liabilities	$13,894	$5,205
Noncurrent liabilities	—	12,346
Total liabilities	$13,894	$17,551

Total deficit	$(273)	$(4,015)

	For the six months ended
Statements of Operations – CableOrganizer Acquisition, LLC	June 30, 2018	June 30, 2017
Net sales	$10,098	$14,522
Cost of goods sold	6,701	10,201
Gross profit	$3,397	$4,321

Other expenses	$4,161	$5,205
Loss before income taxes	(764)	(884)
Income tax benefit	—	—
Net loss	$(764)	$(884)

	As of
Balance Sheet – Eastport Holdings, LLC(1)	March 31, 2018	December 31, 2017
Current assets	$94,994	$94,396
Noncurrent assets	186,934	180,266
Total assets	$281,928	$274,662

Current liabilities	$153,649	$153,182
Noncurrent liabilities	62,348	56,272
Total liabilities	$215,997	$209,454

Total equity	$65,931	$65,208

	For the six months ended
Statements of Operations – Eastport Holdings, LLC(1)	March 31, 2018	March 31, 2017
Net sales	$271,862	$279,038
Cost of goods sold	195,941	212,736
Gross profit	$75,921	$66,302

Other expenses	$68,285	$60,226
Income before income taxes	7,636	6,076
Income tax (provision)/benefit	(285)	1,088
Net income	$7,351	$7,164

(1)	June 30, 2018 financial statements are not available. As such, the most recent comparable period is presented.

	As of
Balance Sheet – Micro Precision, LLC	June 30, 2018	December 31, 2017
Current assets	$6,524	$6,187
Noncurrent assets	19,586	15,864
Total assets	$26,110	$22,051

Current liabilities	$7,005	$6,511
Noncurrent liabilities	13,954	15,790
Total liabilities	$20,959	$22,301

Total equity (deficit)	$5,151	$(250)

	For the six months ended
Statements of Operations – Micro Precision, LLC	June 30, 2018	June 30, 2017
Net sales	$5,907	$9,225
Cost of goods sold	3,003	5,713
Gross profit	$2,904	$3,512

Other expenses	$2,486	$3,152
Income before income taxes	418	360
Income tax provision	—	—
Net income	$418	$360

	As of
	June 30,	December 31,
Balance Sheet – Navis Holdings, Inc.	2018	2017
Current assets	$4,498	$4,724
Noncurrent assets	3,767	2,161
Total assets	$8,265	$6,885

Current liabilities	$2,694	$2,463
Noncurrent liabilities	7,939	6,739
Total liabilities	$10,633	$9,202

Total deficit	$(2,368)	$(2,317)

	For the six months ended
	June 30,	June 30,
Statement of Operations – Navis Holdings, Inc.	2018	2017
Net sales	$6,286	$7,200
Cost of goods sold	3,699	4,437
Gross profit	$2,587	$2,763

Other expenses	$2,650	$2,370
Income (loss) before income taxes	(63)	393
Income tax benefit (provision)	11	(155)
Net income (loss)	$(52)	$238

	As of
	June 30,	December 31,
Balance Sheet – On-Site Fuel Services, Inc.	2018	2017
Current assets	$13,505	$28,064
Noncurrent assets	28,527	26,807
Total assets	$42,032	$54,871

Current liabilities	$25,536	$32,626
Noncurrent liabilities	32,400	34,515
Total liabilities	$57,936	$67,141

Total deficit	$(15,904)	$(12,270)

	For the six months ended
	June 30,	June 30,
Statement of Operations – On-Site Fuel Services, Inc.	2018	2017
Net sales	$68,582	$74,069
Cost of goods sold	65,148	71,812
Gross profit	$3,434	$2,257

Other expenses	$6,988	$5,301
Loss before income taxes	(3,554)	(3,044)
Income tax provision	—	—
Net loss	$(3,554)	$(3,044)

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of the weighted average basic and diluted increase (decrease) in net assets from operations per share for the three and six months ended June 30, 2018 and June 30, 2017 (dollars in thousands, except share and per share data):

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net increase (decrease) in net assets from operations per share – basic
Numerator for basic net increase (decrease) in net assets from operations per share	$4,948	$(5,525)	$5,089	$(643)
Denominator for basic net increase (decrease) in net assets from operations per share	15,981,857	15,889,682	15,970,599	15,881,712
Basic net increase (decrease) in net assets from operations per share	$0.31	$(0.35)	$0.32	$(0.04)
Net increase (decrease) in net assets from operations per share – diluted (1)
Numerator for basic net increase (decrease) in net assets from operations per share	$4,948	$(5,525)	$5,089	$(643)
Adjustment for interest on the 2022 Convertible Notes and incentive fees, net	133	—	133	—
Numerator for diluted net increase (decrease) in net assets from operations per share	$5,081	$(5,525)	$5,222	$(643)
Denominator for basic weighted average shares	15,981,857	15,889,682	15,970,599	15,881,712
Adjustment for dilutive effect of the 2022 Convertible Notes	3,315,474	—	3,315,474	—
Denominator for diluted weighted average shares	19,297,331	15,889,682	19,286,073	15,881,712
Diluted net increase (decrease) in net assets from operations per share	$0.26	$(0.35)	$0.27	$(0.04)

(1)	In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three and six months ended June 30, 2017, conversion of the 3.3 million in convertible shares was not assumed as the effect on diluted earnings per share would be anti-dilutive.

Note 12. Distributions

The Company’s distributions are recorded as payable on the declaration date. Stockholders have the option to receive payment of the distribution in cash, shares of common stock, or a combination of cash and common stock.

The following table summarizes the Company’s distribution declarations for the six months ended June 30, 2018 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 2, 2018	January 22, 2018	January 30, 2018	$0.0833	$1,275	7,280	$54
January 2, 2018	February 20, 2018	February 27, 2018	0.0833	1,275	8,076	54
January 2, 2018	March 23, 2018	March 29, 2018	0.0833	1,274	7,631	56
April 2, 2018	April 19, 2018	April 27, 2018	0.0833	1,278	7,006	53
April 2, 2018	May 22, 2018	May 30, 2018	0.0833	1,277	6,875	54
April 2, 2018	June 20, 2018	June 28, 2018	0.0833	1,280	6,591	52
Total Distributions Declared and Distributed			$0.50	$7,659	43,459	$323

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

Note 13. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2018 and 2017 (dollars in thousands, except share and per share data):

	June 30, 2018	June 30, 2017
Per share data:
Net asset value at beginning of period	$13.91	$15.79
Net investment income(1)	0.54	0.43
Net realized gain (loss) on investments(1)	(1.66)	0.60
Net unrealized appreciation (depreciation) on investments(1)	1.35	(0.92)
Net unrealized depreciation on Written Call Option(1)	—	(0.15)
Tax benefit(1)	0.08	—
Distributions declared from net investment income	(0.50)	(0.78)
Other(7)	(0.01)	—
Net asset value at end of period	$13.71	$14.97
Net assets at end of period	$219,317	$238,000
Shares outstanding at end of period	15,994,690	15,902,495
Per share market value at end of period	$8.30	$13.01
Total return based on market value(2)	21.89%	6.75%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(9)	8.07%	6.92%
Ratio of incentive fee, net of incentive fee waiver, to average net assets(6)(10)	0.11%	0.14%
Ratio of interest and financing expenses to average net assets(8)	7.98%	8.31%
Ratio of loss on extinguishment of debt to average net assets(10)	—%	1.11%
Ratio of tax benefit to average net assets(8)	(1.19)%	—%
Ratio of other operating expenses to average net assets(8)	6.28%	5.79%
Ratio of total expenses including tax benefit, net of fee waivers, to average net assets(6)(9)	13.18%	15.35%
Portfolio turnover rate(3)	7.86%	5.43%
Average debt outstanding(4)	$308,788	$348,999
Average debt outstanding per common share	$19.31	$21.95
Asset coverage ratio per unit(5)	$2,660	$2,515

(1)	Based on daily weighted average balance of shares outstanding during the period.
(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(3)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value. Portfolio turnover rates that cover less than a full period are not annualized.
(4)	Based on daily weighted average balance of debt outstanding during the period.
(5)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of June 30, 2018 and June 30, 2017 pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(6)	The ratio of waived incentive fees to average net assets was 0.00% and 0.39%, for the six months ended June 30, 2018 and June 30, 2017.
(7)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(8)	Ratios are annualized.
(9)	Ratios are annualized. Incentive fees, net of incentive fees waiver and loss on extinguishment of debt included within the ratio are not annualized.
(10)	Ratio is not annualized.

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of June 30, 2018.

Distributions

On July 2, 2018, the Company’s Board declared normal monthly distributions for July, August, and September of 2018 as set forth below:

Date Declared	Record Date	Payment Date	Distributions per Share
July 2, 2018	July 23, 2018	July 30, 2018	$0.0833
July 2, 2018	August 23, 2018	August 30, 2018	$0.0833
July 2, 2018	September 20, 2018	September 27, 2018	$0.0833

Portfolio Activity

On August 2, 2018, the Company invested $13.0 million in first lien debt of Sunset Digital Holding, LLC, yielding 1-month LIBOR + 7.25%.

On July 31, 2018, the Company sold its investment in Kelle’s Transport Services, LLC, receiving $13.3 million in proceeds upon exit.

Credit Facility

On July 19, 2018, the Company entered into Amendment No. 3 (the “Amendment”) to the Credit Facility.

The Amendment amended the Credit Facility to, among other things, reduce the minimum required Consolidated Interest Coverage Ratio (as defined in the Credit Facility) that the Company must maintain on a quarterly basis from 2.25 to 1 as of the last day of any fiscal quarter of the Company, as was previously in effect, to (i) 1.75 to 1 as of the last day of any fiscal quarter of the Company ending after March 31, 2018 but on or prior to December 31, 2018, and (ii) 2.00 to 1 as of the last day of any fiscal quarter of the Company ending after December 31, 2018.

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

We provide capital to lower and traditional middle-market companies in the United States (“U.S.”), with a non-exclusive emphasis on the Southeast, Southwest and Mid-Atlantic regions. We invest primarily in companies with a history of earnings growth and positive cash flow, proven management teams, products or services with competitive advantages and industry-appropriate margins. We primarily invest in companies with between $4.5 million and $30 million in trailing twelve-month earnings before interest, tax, depreciation, and amortization (“EBITDA”).

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

During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership.

The Company has formed and expects to continue to form certain consolidated taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for income tax purposes. The Taxable Subsidiaries allow the Company to make equity investments in companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

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

The Company’s financial statements as of June 30, 2018 and December 31, 2017 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, Florida Sidecar, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Valuation Techniques

Enterprise Value Waterfall Approach

The enterprise value waterfall approach determines an enterprise value based on EBITDA multiples of publicly traded companies that are considered similar to the subject portfolio company. The Company considers a variety of items in determining a reasonable pricing multiple, including, but not limited to, operating results, budgeted projections, growth, size, risk, profitability, leverage, management depth, diversification, market position, supplier or customer dependence, asset utilization, liquidity metrics, and access to capital markets. EBITDA of the portfolio company is adjusted for non-recurring items in order to reflect a normalized level of earnings that is representative of future earnings. In certain instances, the Company may also utilize revenue multiples to determine enterprise value. When available, the Company may assign a pricing multiple or value its investments based on the value of recent investment transactions in the subject portfolio company or offers to purchase the portfolio company. The enterprise value is adjusted for financial instruments with seniority to the Company’s ownership and for the effect of any instrument which may dilute the Company’s investment in the portfolio company. The adjusted enterprise value is then apportioned based on the seniority and privileges of the Company’s investments within the portfolio company.

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

For U.S. federal income tax purposes, as of June 30, 2018, the aggregate net unrealized appreciation for all securities was $56.5 million. As of June 30, 2018, gross unrealized appreciation was $85.1 million and gross unrealized depreciation was $28.6 million. The aggregate cost of securities for U.S. federal income tax purposes was $426.7 million. For U.S. federal income tax purposes, as of December 31, 2017, the aggregate net unrealized appreciation for all securities was $34.9 million. As of December 31, 2017, gross unrealized appreciation was $81.4 million and gross unrealized depreciation was $46.5 million. The aggregate cost of securities for U.S. federal income tax purposes was $465.0 million as of December 31, 2017.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of June 30, 2018 and December 31, 2017, the Company recorded a net deferred tax asset of $6 thousand and net deferred tax liability of $1.3 million, respectively. For the three months ended June 30, 2018, the Company recorded a tax benefit of $1.3 million. For the six months ended June 30, 2018, the Company recorded a tax benefit of $1.3 million. For the three and six months ended June 30, 2017, no tax provision was recorded.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of June 30, 2018 and December 31, 2017, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of June 30, 2018 and December 31, 2017. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The tax years ended August 31, 2017, 2016, 2015, and 2014 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the periods ended June 30, 2018 and June 30, 2017. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

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

Portfolio and Investment Activity

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through the Company’s subsidiaries that are licensed by the SBA under the SBIC Act, the Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests in first lien loans, second lien loans, and subordinated loans. Most of the Company’s debt investments are coupled with equity interests, whether in the form of detachable “penny” warrants or equity co-investments made pari-passu with our borrowers’ financial sponsors. As of June 30, 2018, our portfolio consisted of investments in 43 portfolio companies with a fair value of approximately $483.3 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans or delayed draw facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt in one debt security, bifurcating the loan into a first-out tranche and last-out tranche. As of June 30, 2018, 13.4% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2017, 13.7% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

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

During the three months ended June 30, 2018, we made approximately $11.2 million of investments and had approximately $32.3 million in repayments and sales of investments resulting in net repayments and sales of approximately $21.1 million for the period. During the three months ended June 30, 2017, we made approximately $6.5 million of investments and had approximately $49.3 million in repayments and sales resulting in net repayments and sales of approximately $42.8 million for the period.

During the six months ended June 30, 2018, we made approximately $39.0 million of investments and had approximately $53.7 million in repayments and sales of investments resulting in net repayments and sales of approximately $14.7 million for the period. During the six months ended June 30, 2017, we made approximately $28.2 million of investments and had approximately $82.3 million in repayments and sales resulting in net repayments and sales of approximately $54.1 million for the period.

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

The Written Call Option granted FSC II the right to purchase up to 31.25% of our equity investment in Eastport Holdings, LLC. The Written Call Option has a strike price of $1.5 million and a termination date of August 31, 2018. The fair value of the Written Call Option, which has been treated as a derivative liability and is recorded in the financial statement line item Written Call Option at fair value in our consolidated statements of assets and liabilities, was approximately $6.8 million and $6.8 million as of June 30, 2018 and December 31, 2017, respectively. For purposes of determining the fair value of the Written Call Option, we calculated the difference in the fair value of the underlying equity investment in Eastport Holdings, LLC and the strike price of the Written Call Option, or intrinsic value. The time value of the Written Call Option as of June 30, 2018 and December 31, 2017 was determined to be insignificant. The Written Call Option is classified as a Level 3 financial instrument. The Written Call Option remained outstanding as of June 30, 2018 and December 31, 2017.

As of June 30, 2018, our debt investment portfolio, which represented 74.1% of our total portfolio, had a weighted average annualized yield of approximately 11.4%. As of June 30, 2018, 52.4% of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2017, our debt investment portfolio, which represented 75.5% of our total portfolio, had a weighted average annualized yield of approximately 11.9%. As of December 31, 2017, 51.7% of our debt investment portfolio was bearing a fixed rate of interest.

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

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of June 30, 2018 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$256,365	54.8%	$245,846	46.9%
Second Lien Debt	32,831	7.0	31,781	6.1
Subordinated Debt	79,689	17.1	80,318	15.3
Equity and Warrants	57,862	12.4	125,316	23.9
Cash and Cash Equivalents	40,826	8.7	40,826	7.8
Total	$467,573	100.0%	$524,087	100.0%

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of December 31, 2017 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$257,147	51.8%	$243,489	45.8%
Second Lien Debt	32,465	6.6	30,794	5.8
Subordinated Debt	120,235	24.2	103,385	19.5
Equity and Warrants	55,180	11.1	122,271	23.0
Cash and Cash Equivalents	31,221	6.3	31,221	5.9
Total	$496,248	100.0%	$531,160	100.0%

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	June 30, 2018		December 31, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$63,409	13.1%	$70,122	14.0%
Building Products	38,691	8.0	17,879	3.6
Consumer Products	28,923	6.0	29,612	5.9
Financial Services	25,732	5.3	26,920	5.4
Information Technology	25,132	5.2	24,761	5.0
Oil & Gas Services	23,842	4.9	27,774	5.6
Healthcare	19,859	4.1	21,368	4.3
Sales & Marketing Services	18,241	3.8	17,388	3.5
Footwear Retail	16,907	3.5	17,748	3.6
Food Product Manufacturer	16,640	3.4	16,222	3.2
Industrial Equipment Rental	16,039	3.3	15,603	3.1
Retail	15,000	3.1	15,000	3.0
Automobile Part Manufacturer	14,453	3.0	9,285	1.9
Textile Equipment Manufacturer	13,809	2.9	12,505	2.5
Transportation	13,300	2.8	11,560	2.3
Computer Supply Retail	12,771	2.6	12,551	2.5
Government Services	12,217	2.5	10,320	2.1
IT Consulting	12,155	2.5	12,231	2.4
Fuel Transportation Services	12,134	2.5	11,588	2.3
Advertising & Marketing Services	9,044	1.9	5,157	1.0
Oil & Gas Engineering and Consulting Services	8,909	1.8	8,528	1.7
Healthcare Management	8,445	1.8	9,014	1.8
Professional and Personal Digital Imaging	8,092	1.7	8,810	1.8
Conglomerate	7,729	1.6	7,645	1.5
QSR Franchisor	6,245	1.3	7,650	1.5
Produce Distribution	6,162	1.3	6,170	1.2
Logistics	5,750	1.2	—	—
Farming	5,673	1.2	5,581	1.1
Restaurant	4,892	1.0	4,880	1.0
Medical Device Distributor	4,757	1.0	4,713	0.9
Online Merchandise Retailer	3,526	0.7	3,755	0.8
Home Repair Parts Manufacturer	1,759	0.4	2,767	0.6
Consumer Electronics	1,130	0.2	3,498	0.7
Data Processing & Digital Marketing	1,035	0.2	1,035	0.2
Household Product Manufacturer	758	0.2	1,316	0.3
Automotive Chemicals & Lubricants	101	0.0	101	0.0
Specialty Retail	—	—	20,713	4.1
Refrigeration/HVAC Services	—	—	8,736	1.7
Bowling Products	—	—	7,186	1.4
Replacement Window Manufacturer	—	—	1,880	0.4
In-Home Healthcare Services	—	—	174	0.1
Retail Display & Security Services	—	—	100	0.0
Dental Practice Management	—	—	93	0.0
Total	$483,261	100.0%	$499,939	100.0%

With the exception of the international investment holdings noted below, all investments made by the Company as of June 30, 2018 and December 31, 2017 were made in portfolio companies located in the U.S. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018		December 31, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$244,161	50.5%	$254,829	51.0%
West	105,216	21.8	107,835	21.5
Midwest	77,248	16.0	84,832	17.0
Northeast	49,722	10.3	44,428	8.9
International	6,914	1.4	8,015	1.6
Total	$483,261	100.0%	$499,939	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	As of June 30, 2018		As of December 31, 2017
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$187,661	38.8%	$191,204	38.2%
2	159,091	32.9	186,445	37.3
3	110,730	22.9	97,309	19.5
4	25,779	5.4	24,981	5.0
5	—	—	—	—
Total	$483,261	100.0%	$499,939	100.0%

As of June 30, 2018, we had debt investments in three portfolio companies on non-accrual status with an amortized cost of $31.9 million and a fair value of $25.8 million, which represented 7.5% and 5.3% of the investment portfolio, respectively. As of December 31, 2017, we had debt investments in four portfolio companies on non-accrual status with an amortized cost of $50.1 million and a fair value of $25.0 million, which represented 10.8% and 5.0% of the investment portfolio, respectively.

Results of Operations

Operating results for the three and six months ended June 30, 2018 and 2017 were as follows (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Total investment income	$11,882	$12,362	$24,454	$27,177
Total expenses, net of incentive fee waivers	7,651	11,659	15,785	20,283
Net investment income	4,231	703	8,669	6,894
Net realized gain (loss) from investments	(22,622)	4,687	(26,477)	9,534
Net unrealized appreciation (depreciation) on investments	21,994	(9,988)	21,602	(14,659)
Net unrealized depreciation on Written Call Option	—	(927)	—	(2,412)
Tax benefit	1,345	—	1,295	—
Net increase (decrease) in net assets resulting from operations	$4,948	$(5,525)	$5,089	$(643)

Investment income

The composition of our investment income for the three and six months ended June 30, 2018 and 2017 was as follows (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest income	$10,605	$9,777	$21,264	$21,774
Fee income	177	323	664	996
Payment-in-kind interest and dividend income	970	2,103	2,327	3,758
Dividend income	113	54	167	531
Other income	—	77	—	77
Interest from cash and cash equivalents	17	28	32	41
Total investment income	$11,882	$12,362	$24,454	$27,177

The income reported as interest income and PIK interest and PIK dividend income is generally based on the stated rates as disclosed in our consolidated schedule of investments. Accretion of discounts received for purchased loans are included in interest income as an adjustment to yield. As a general rule, our interest income and PIK interest and PIK dividend income are recurring in nature.

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

For the three months ended June 30, 2018, total investment income decreased by $0.5 million, or 3.9%, compared to the three months ended June 30, 2017. Interest income increased $0.8 million, from $9.8 million for the three months ended June 30, 2017 to $10.6 million for the three months ended June 30, 2018. The increase from the prior period is primarily related to reversal of interest income on non-accrual loans added during the three months ended June 30, 2017. The increase in interest income was offset by a $1.1 million decline in PIK income and a $0.1 million decline in fee income. PIK income declined from $2.1 million for the three months ended June 30, 2017 to $1.0 million for the three months ended June 30, 2018, primarily due to a decrease in investments with a contractual PIK rate. Fee income declined by $0.1 million compared to the prior year, from $0.3 million for the three months ended June 30, 2017 to $0.2 million for the three months ended June 30, 2018. For the three months ended June 30, 2018, we generated $0.1 million in origination fees from new deployments and $0.1 million in other fees. Comparatively, for the three months ended June 30, 2017, we generated no origination fees from new deployments and $0.3 million in non-origination fees.

For the six months ended June 30, 2018, total investment income decreased by $2.7 million, or 10.0%, compared to the six months ended June 30, 2017. The decrease from the prior period was driven primarily by a $1.5 million decline in PIK income, from $3.8 million for the six months ended June 30, 2017, to $2.3 million for the six months ended June 30, 2018. The decline in PIK income was primarily due to a decrease in investments with a contractual PIK rate. Interest income decreased $0.5 million, from $21.8 million for the six months ended June 30, 2017 to $21.3 million for the six months ended June 30, 2018. The decrease in interest income was driven by a decline in average debt investments and a decline in overall weighted cash yield on the portfolio, partially offset by the impact of income reversal on non-accrual loans added during the six months ended June 30, 2017. Fee income declined by $0.3 million compared to the prior year, from $1.0 million for the six months ended June 30, 2017 to $0.7 million for the six months ended June 30, 2018. For the six months ended June 30, 2018, we generated $0.4 million in origination fees from new deployments and $0.3 million in other fees. Comparatively, for the six months ended June 30, 2017, we generated $0.4 million in origination fees from new deployments and $0.6 million in non-origination fees. Dividend income decreased from $0.5 million for the six months ended June 30, 2017 to $0.2 million for the six months ended June 30, 2018, mostly driven by a one-time dividend paid during the six months ended June 30, 2017.

Operating expenses

The composition of our expenses for the three and six months ended June 30, 2018 and June 30, 2017 was as follows (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest and financing expenses	$4,331	$5,488	$8,695	$10,141
Loss on extinguishment of debt	—	2,732	—	2,732
Base management fee	2,314	2,505	4,617	5,019
Incentive fees, net of incentive fee waiver	—	—	244	350
General and administrative expenses	1,006	934	2,229	2,041
Total expenses, net of fee waivers	$7,651	$11,659	$15,785	$20,283

For the three months ended June 30, 2018, operating expenses decreased $4.0 million, or 34.4%, compared to the three months ended June 30, 2017. For the three months ended June 30, 2017, we recognized a $2.7 million loss on extinguishment of debt related to repayment of our 7.125% Notes due 2021 (the “2021 Notes”). For the three months ended June 30, 2018, interest and financing expenses decreased $1.2 million compared to the three months ended June 30, 2017, due primarily to a larger average outstanding debt balance and a higher weighted average interest rate for the three months ended June 30, 2017. Management fees declined by $0.2 million, from $2.5 million for the three months ended June 30, 2017 to $2.3 million for the three months ended June 30, 2018, due to lower average assets under management.

For the six months ended June 30, 2018, operating expenses decreased $4.5 million, or 22.2%, compared to the six months ended June 30, 2017. For the six months ended June 30, 2017, we recognized a $2.7 million loss on extinguishment of debt related to repayment of our 2021 Notes. For the six months ended June 30, 2018, interest and financing expenses decreased $1.4 million compared to the six months ended June 30, 2017, due primarily to a larger average outstanding debt balance and a higher weighted average interest rate for the six months ended June 30, 2017. Management fees declined by $0.4 million, from $5.0 million for the six months ended June 30, 2017 to $4.6 million for the six months ended June 30, 2018, due to lower average assets under management. Incentive fees, net of incentive fee waiver, declined by $0.1 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, due to lower pre-incentive fee net investment income.

Net realized gains (losses) on sales of investments

During the three and six months ended June 30, 2018 we recognized $(22.6) million and $(26.5) million, respectively, of net realized losses on our portfolio investments. During the three and six months ended June 30, 2017 we recognized $4.7 million and $9.5 million, respectively, of net realized gains on our portfolio investments.

Net unrealized appreciation (depreciation) on investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three and six months ended June 30, 2018 we had net unrealized appreciation of $22.0 million and $21.6 million, respectively. For the three and six months ended June 30, 2017 we had net unrealized depreciation of $(10.0) million and $(14.7) million, respectively.

Net unrealized appreciation (depreciation) on Written Call Option

For the three and six months ended June 30, 2018 we had net unrealized appreciation (depreciation) on the Written Call Option of $0.0 million and $0.0 million, respectively. For the three and six months ended June 30, 2017 we had net unrealized depreciation on the Written Call Option of $(0.9) million and $(2.4) million, respectively.

Tax benefit

For the three and six months ended June 30, 2018 we recorded a tax benefit of $1.3 million and $1.3 million, respectively. For the three and six months ended June 30, 2017 no tax benefit was recorded.

Changes in net assets resulting from operations

For the three and six months ended June 30, 2018 we recorded a net increase in net assets resulting from operations of $4.9 million and $5.1 million, respectively. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2018 our per share net increase in net assets resulting from operations was $0.31 and $0.32, respectively.

For the three and six months ended June 30, 2017 we recorded a net decrease in net assets resulting from operations of $(5.5) million and $(0.6) million, respectively. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2017 our per share net decrease in net assets resulting from operations was $(0.35) and $(0.04), respectively.

Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in five portfolio companies that are considered significant subsidiaries under the guidance in Regulation S-X, but are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each such portfolio company, along with summarized financial information as of June 30, 2018 and December 31, 2017, and for the six months ended June 30, 2018 and June 30, 2017.

CableOrganizer Acquisition, LLC

CableOrganizer Acquisition, LLC, a Delaware limited liability company that began operations on April 23, 2013, is a leading online provider of cable and wire management products. The income the Company generated from CableOrganizer Acquisition, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $0.8 million and $0.7 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

Eastport Holdings, LLC

Eastport Holdings, LLC, an Ohio limited liability company organized on November 1, 2011, is a holding company consisting of marketing and advertising companies located across the U.S. The income the Company generated from Eastport Holdings, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $1.3 million and $6.3 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

Micro Precision, LLC

Micro Precision, LLC, formed on August 5, 2011 as a Delaware limited liability company, is a prime contractor supplying critical parts and mechanical assemblies to the U.S. Department of Defense as well as designer and manufacturer of locomotive air horns. The income (loss) the Company generated from Micro Precision, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $0.5 million and $(0.4) million for the six months ended June 30, 2018 and June 30, 2017, respectively.

Navis Holdings, Inc.

Navis Holdings, Inc., incorporated in Delaware on December 21, 2010, designs and manufactures leading machinery for the global knit and woven finishing textile industries. The income the Company generated from Navis Holdings, Inc., which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $0.9 million and $0.6 million for the six months ended June 30, 2018 and June 30, 2017.

On-Site Fuel Services, Inc.

On-Site Fuel Services, Inc. is a 100% owned subsidiary of On-Site Fuel Holdings, Inc., which was incorporated in Delaware on December 19, 2011. On-Site Fuel Services, Inc. provides fueling services for commercial and government vehicle fleets throughout the southeast U.S. The income (loss) the Company generated from On-Site Fuel Services, Inc., which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $0.5 million and $(0.6) million for the six months ended June 30, 2018 and June 30, 2017, respectively.

The summarized unaudited financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):

	As of
Balance Sheet – CableOrganizer Acquisition, LLC	June 30, 2018	December 31, 2017
Current assets	$5,012	$5,182
Noncurrent assets	8,609	8,354
Total assets	$13,621	$13,536

Current liabilities	$13,894	$5,205
Noncurrent liabilities	—	12,346
Total liabilities	$13,894	$17,551

Total deficit	$(273)	$(4,015)

	For the six months ended
Statements of Operations – CableOrganizer Acquisition, LLC	June 30, 2018	June 30, 2017
Net sales	$10,098	$14,522
Cost of goods sold	6,701	10,201
Gross profit	$3,397	$4,321

Other expenses	$4,161	$5,205
Loss before income taxes	(764)	(884)
Income tax benefit	—	—
Net loss	$(764)	$(884)

	As of
Balance Sheet – Eastport Holdings, LLC(1)	March 31, 2018	December 31, 2017
Current assets	$94,994	$94,396
Noncurrent assets	186,934	180,266
Total assets	$281,928	$274,662

Current liabilities	$153,649	$153,182
Noncurrent liabilities	62,348	56,272
Total liabilities	$215,997	$209,454

Total equity	$65,931	$65,208

	For the six months ended
Statements of Operations – Eastport Holdings, LLC(1)	March 31, 2018	March 31, 2017
Net sales	$271,862	$279,038
Cost of goods sold	195,941	212,736
Gross profit	$75,921	$66,302

Other expenses	$68,285	$60,226
Income before income taxes	7,636	6,076
Income tax (provision)/benefit	(285)	1,088
Net income	$7,351	$7,164

(1)	June 30, 2018 financial statements are not available. As such, the most recent comparable period is presented.

	As of
Balance Sheet – Micro Precision, LLC	June 30, 2018	December 31, 2017
Current assets	$6,524	$6,187
Noncurrent assets	19,586	15,864
Total assets	$26,110	$22,051

Current liabilities	$7,005	$6,511
Noncurrent liabilities	13,954	15,790
Total liabilities	$20,959	$22,301

Total equity (deficit)	$5,151	$(250)

	For the six months ended
Statements of Operations – Micro Precision, LLC	June 30, 2018	June 30, 2017
Net sales	$5,907	$9,225
Cost of goods sold	3,003	5,713
Gross profit	$2,904	$3,512

Other expenses	$2,486	$3,152
Income before income taxes	418	360
Income tax provision	—	—
Net income	$418	$360

	As of
	June 30,	December 31,
Balance Sheet – Navis Holdings, Inc.	2018	2017
Current assets	$4,498	$4,724
Noncurrent assets	3,767	2,161
Total assets	$8,265	$6,885

Current liabilities	$2,694	$2,463
Noncurrent liabilities	7,939	6,739
Total liabilities	$10,633	$9,202

Total deficit	$(2,368)	$(2,317)

	For the six months ended
	June 30,	June 30,
Statement of Operations – Navis Holdings, Inc.	2018	2017
Net sales	$6,286	$7,200
Cost of goods sold	3,699	4,437
Gross profit	$2,587	$2,763

Other expenses	$2,650	$2,370
Income (loss) before income taxes	(63)	393
Income tax benefit (provision)	11	(155)
Net income (loss)	$(52)	$238

	As of
	June 30,	December 31,
Balance Sheet – On-Site Fuel Services, Inc.	2018	2017
Current assets	$13,505	$28,064
Noncurrent assets	28,527	26,807
Total assets	$42,032	$54,871

Current liabilities	$25,536	$32,626
Noncurrent liabilities	32,400	34,515
Total liabilities	$57,936	$67,141

Total deficit	$(15,904)	$(12,270)

	For the six months ended
	June 30,	June 30,
Statement of Operations – On-Site Fuel Services, Inc.	2018	2017
Net sales	$68,582	$74,069
Cost of goods sold	65,148	71,812
Gross profit	$3,434	$2,257

Other expenses	$6,988	$5,301
Loss before income taxes	(3,554)	(3,044)
Income tax provision	—	—
Net loss	$(3,554)	$(3,044)

Financial Condition, Liquidity and Capital Resources

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our stockholders, and repay indebtedness.

On September 30, 2013, we issued 4,000,000 shares at $20.00 per share in our IPO, yielding net proceeds of $74.25 million.

On October 17, 2014, the Company entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. The Credit Facility was amended on May 22, 2015, June 16, 2017, and July 19, 2018 (the “Amendments”). The Amendments were affected, among other things, in order to increase the total borrowings allowed under the Credit Facility, allow for stock repurchases, extend the maturity date, and to reduce the minimum required interest coverage ratio. The Credit Facility currently provides for borrowings up to $114.5 million and may be increased up to $200.0 million pursuant to its “accordion” feature. The Credit Facility matures on June 16, 2021. As of June 30, 2018, we had $5.0 million outstanding and $109.5 million available under the Credit Facility.

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

As of June 30, 2018, Fund II had $26.2 million in regulatory capital and $20.7 million in SBA-guaranteed debentures outstanding and Fund III had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding. In addition to our existing SBA-guaranteed debentures, we may, if permitted by regulation, seek to issue additional SBA-guaranteed debentures as well as other forms of leverage and borrow funds to make investments. On June 10, 2014, we received an exemptive order from the SEC exempting us, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the 1934 Act, with respect to Fund II and Fund III. We intend to comply with the conditions of the order.

As of June 30, 2018, we had $40.8 million in cash and cash equivalents, and our net assets totaled $219.3 million.

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

A summary of our significant contractual payment obligations as of June 30, 2018 are as follows (dollars in thousands):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
SBA Debentures	$5,000	$80,700	$85,000	$—	$170,700
2022 Notes	—	—	75,000	—	75,000
2022 Convertible Notes	—	—	52,088	—	52,088
Credit Facility	—	5,000	—	—	5,000
Total Contractual Obligations	$5,000	$85,700	$212,088	$—	$302,788

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

 The following tables summarize our distributions declared from January 4, 2016 through June 30, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
January 2, 2018	January 22, 2018	January 30, 2018	$0.0833
January 2, 2018	February 20, 2018	February 27, 2018	0.0833
January 2, 2018	March 23, 2018	March 29, 2018	0.0833
April 2, 2018	April 19, 2018	April 27, 2018	0.0833
April 2, 2018	May 22, 2018	May 30, 2018	0.0833
April 2, 2018	June 20, 2018	June 28, 2018	0.0833
Total Distributions Declared and Distributed for 2018			$0.50

Date Declared	Record Date	Payment Date	Amount Per Share
January 3, 2017	January 20, 2017	January 30, 2017	$0.1300
January 3, 2017	February 20, 2017	February 27, 2017	0.1300
January 3, 2017	March 23, 2017	March 30, 2017	0.1300
April 3, 2017	April 19, 2017	April 27, 2017	0.1300
April 3, 2017	May 23, 2017	May 29, 2017	0.1300
April 3, 2017	June 24, 2017	June 29, 2017	0.1300
July 3, 2017	July 21, 2017	July 28, 2017	0.1300
July 3, 2017	August 23, 2017	August 30, 2017	0.1300
July 3, 2017	September 20, 2017	September 28, 2017	0.1300
October 2, 2017	October 23, 2017	October 30, 2017	0.0833
October 2, 2017	November 21, 2017	November 29, 2017	0.0833
October 2, 2017	December 20, 2017	December 28, 2017	0.0833
Total Distributions Declared and Distributed for 2017			$1.42

Date Declared	Record Date	Payment Date	Amount Per Share
January 4, 2016	January 22, 2016	January 28, 2016	$0.1567
January 4, 2016	February 19, 2016	February 26, 2016	0.1567
January 4, 2016	March 22, 2016	March 30, 2016	0.1567
April 1, 2016	April 22, 2016	April 28, 2016	0.1567
April 1, 2016	May 23, 2016	May 30, 2016	0.1567
April 1, 2016	June 21, 2016	June 29, 2016	0.1567
July 1, 2016	July 22, 2016	July 29, 2016	0.1567
July 1, 2016	August 22, 2016	August 30, 2016	0.1567
July 1, 2016	September 22, 2016	September 29, 2016	0.1567
September 22, 2016	October 21, 2016	October 28, 2016	0.1300
September 22, 2016	November 21, 2016	November 29, 2016	0.1300
September 22, 2016	December 21, 2016	December 29, 2016	0.1300
Total Distributions Declared and Distributed for 2016			$1.80

Related Parties

We have entered into the Investment Advisory Agreement with the Investment Advisor. Joseph B. Alala, our chief executive officer and chairman of our Board, is the managing partner and chief investment officer of the Investment Advisor, and M. Hunt Broyhill, a member of our Board, has an indirect controlling interest in the Investment Advisor.

In addition, an affiliate of the Investment Advisor also manages CapitalSouth Partners SBIC Fund IV, L.P. (“Fund IV”), a private investment limited partnership providing financing solutions to smaller and lower middle-market companies that had its first closing in March 2013 and obtained SBA approval for its SBIC license in April 2013. In addition to Fund IV, affiliates of the Investment Advisor may manage several affiliated funds whereby institutional limited partners in Fund IV have the opportunity to co-invest with Fund IV in portfolio investments. An affiliate of the Investment Advisor also manages Capitala Private Credit Fund V, L.P. (“Fund V”), a private investment limited partnership and a private investment vehicle (referred to herein as “Capitala Specialty Lending Corp.” or “CSLC”), both of which provide financing solutions to lower middle-market and traditional middle-market companies. The Investment Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. To the extent permitted by the 1940 Act and interpretation of the SEC staff, the Investment Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Advisor or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Advisor’s allocation procedures. We expect to make, and have made, co-investments with Fund V and/or CSLC given their similar investment strategies.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $3.8 million (Portrait Studio, LLC), $1.4 million (Kelle’s Transport Service LLC), $0.7 million (MC Sign Lessor, Corp), $0.7 million (U.S. Well Services, LLC) and $0.3 million (CableOrganizer Acquisition, LLC). As of December 31, 2017, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $3.1 million (Portrait Studio, LLC), $2.0 million (CIS Secure Computing, Inc.), $1.0 million (Kelle’s Transport Service, LLC), and $0.7 million (U.S. Well Services, LLC).

In addition to unfunded commitments related to debt investments, the Company also has extended a guaranty on behalf of one of our portfolio companies, whereby we have guaranteed $1.9 million of obligations of Kelle’s Transport Service, LLC. As of June 30, 2018 we have not been required to make payments on this or any previous guaranties, and we consider the credit risks to be remote and the fair value of this guaranty to be immaterial.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

Distributions

On July 2, 2018 our Board declared the following distributions:

Date Declared	Record Date	Payment Date	Distributions per Share
July 2, 2018	July 23, 2018	July 30, 2018	$0.0833
July 2, 2018	August 23, 2018	August 30, 2018	$0.0833
July 2, 2018	September 20, 2018	September 27, 2018	$0.0833

Portfolio Activity

On August 2, 2018, the Company invested $13.0 million in first lien debt of Sunset Digital Holding, LLC, yielding 1-month LIBOR + 7.25%.

On July 31, 2018, the Company sold its investment in Kelle’s Transport Services, LLC, receiving $13.3 million in proceeds upon exit.

Credit Facility

On July 19, 2018, the Company entered into Amendment No. 3 (the “Amendment”) to the Credit Facility.

The Amendment amended the Credit Facility to, among other things, reduce the minimum required Consolidated Interest Coverage Ratio (as defined in the Credit Facility) that the Company must maintain on a quarterly basis from 2.25 to 1 as of the last day of any fiscal quarter of the Company, as was previously in effect, to (i) 1.75 to 1 as of the last day of any fiscal quarter of the Company ending after March 31, 2018 but on or prior to December 31, 2018, and (ii) 2.00 to 1 as of the last day of any fiscal quarter of the Company ending after December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the six months ended June 30, 2018, we did not engage in hedging activities.

As of June 30, 2018, we held 22 securities bearing a variable rate of interest. Our variable rate investments represent approximately 47.6% of the fair value of total debt investments. As of June 30, 2018, 5.9% of variable rate securities were yielding interest at a rate equal to the established interest rate floor or interest rate ceiling and 94.1% of variable rate securities were yielding interest at a rate above its interest rate floor or were not subject to an interest rate floor. As of June 30, 2018, we had $5.0 million outstanding on our Credit Facility, which has a variable rate of interest at one-month LIBOR + 3.0%. As of June 30, 2018, all of our other interest paying liabilities, consisting of $170.7 million in SBA-guaranteed debentures, $75.0 million in 2022 Notes, and $52.1 million in 2022 Convertible Notes, were bearing interest at a fixed rate.

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

Based on our June 30, 2018 consolidated statements of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$4,874	$(150)	$4,724
Up 200 basis points	$3,252	$(100)	$3,152
Up 100 basis points	$1,626	$(50)	$1,576
Down 100 basis points	$(1,603)	$50	$(1,553)
Down 200 basis points	$(2,052)	$100	$(1,952)
Down 300 basis points	$(2,052)	$105	$(1,947)

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 28, 2017, an alleged stockholder filed a putative class action lawsuit complaint, Paskowitz v. Capitala Finance Corp., et al., in the United States District Court for the Central District of California (case number 2:17-cv-09251-MWF-AS) (the “Paskowitz Action”), against the Company and certain of its current officers on behalf of all persons who purchased or otherwise acquired the Company’s common stock between January 4, 2016 and August 7, 2017. On January 3, 2018, another alleged stockholder filed a putative class action complaint, Sandifer v. Capitala Finance Corp., et al., in the United States District Court for the Central District of California (case number 2:18-cv-00052-MWF-AS) (the “Sandifer Action”), asserting substantially similar claims on behalf of the same putative class and against the same defendants. On February 2, 2018, the Sandifer Action was transferred, on stipulation of the parties, to the United States District Court for the Western District of North Carolina. The Sandifer Action was voluntarily dismissed on February 28, 2018. On March 1, 2018, the Paskowitz Action was transferred, on stipulation of the parties, to the United States District Court for the Western District of North Carolina (case number 3:18-cv-00096-RJC-DSC). On June 19, 2018, the plaintiffs in the Paskowitz Action filed their amended complaint. The complaint, as currently amended, alleges certain violations of the securities laws, including, inter alia, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations, and prospects between January 4, 2016 and August 7, 2017. The plaintiffs in the Paskowitz Action seek compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought. The time for the defendants in the Paskowitz Action to respond to the amended complaint has not yet expired. While the Company intends to vigorously defend itself in this litigation, the outcome of these legal proceedings cannot be predicted with certainty.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the six months ended June 30, 2018, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 except for the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2018, we issued 20,472 shares of common stock under our DRIP. The issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our DRIP during the quarter ended June 30, 2018 was approximately $0.2 million. Other than the shares issued under our DRIP during the quarter ended June 30, 2018, we did not sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number	Description of Document
3.1	Articles of Amendment and Restatement (1)

3.2	Certificate of Limited Partnership of CapitalSouth Partners Fund II Limited Partnership (2)

3.3	Certificate of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P. (2)

3.4	Bylaws (1)

3.5	Form of Amended and Restated Limited Partnership Agreement of CapitalSouth Partners Fund II Limited Partnership (3)

3.6	Form of Amended and Restated Agreement of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P. (3)

4.1	Form of Common Stock Certificate (1)

10.1	Amendment No. 3, dated as of July 19, 2018, to the Senior Secured Revolving Credit Agreement, dated as of October 17, 2014, among Capitala Finance Corp., as borrower, the lenders from time to time party thereto, and ING Capital LLC, as administrative agent, arranger and bookrunner, and First National Bank of Pennsylvania, as documentation agent. (4)

11.1	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Previously filed in connection with the Pre-Effective Amendment No. 1 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 9, 2013.

(2)	Previously filed in connection with Pre-Effective Amendment No. 2 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 16, 2013.

(3)	Previously filed in connection with Pre-Effective Amendment No. 5 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 24, 2013.

(4)	Previously filed in connection with Capitala Finance Corp’s report on Form 8-K filed on July 20, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2018	By	/s/ Joseph B. Alala III
Joseph B. Alala III
Chief Executive Officer
(Principal Executive Officer)
Capitala Finance Corp.

Date: August 6, 2018	By	/s/ Stephen A. Arnall
Stephen A. Arnall
Chief Financial Officer
(Principal Financial and Accounting Officer)
Capitala Finance Corp.

