Form 10-Q
period 2018-09-30
Capitala Finance Corp.
filed 2018-11-05
CIK 1571329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

The number of shares of Capitala Finance Corp.’s common stock, $0.01 par value, outstanding as of November 2, 2018 was 16,028,888.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Capitala Finance Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of
	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $238,039 and $298,132, respectively)	$247,128	$288,374
Affiliate investments (amortized cost of $100,520 and $77,336, respectively)	132,868	103,957
Control investments (amortized cost of $73,098 and $89,559, respectively)	59,425	107,608
Total investments at fair value (amortized cost of $411,657 and $465,027, respectively)	439,421	499,939
Cash and cash equivalents	50,456	31,221
Interest and dividend receivable	4,044	2,976
Due from related parties	-	95
Prepaid expenses	151	309
Other assets	128	55
Total assets	$494,200	$534,595

LIABILITIES
SBA debentures (net of deferred financing costs of $1,842 and $2,300, respectively)	$163,858	$168,400
2022 Notes (net of deferred financing costs of $2,117 and $2,496, respectively)	72,883	72,504
2022 Convertible Notes (net of deferred financing costs of $1,342 and $1,583, respectively)	50,746	50,505
Credit Facility (net of deferred financing costs of $1,021 and $1,293, respectively)	(1,021)	7,707
Management and incentive fees payable	2,509	2,172
Interest and financing fees payable	1,509	3,141
Trade settlement payable	-	175
Deferred tax liability, net	104	1,289
Written call option at fair value (proceeds of $0 and $20, respectively)	-	6,815
Accounts payable and accrued expenses	16	-
Total liabilities	$290,604	$312,708

Commitments and contingencies (Note 2)

NET ASSETS
Common stock, par value $.01, 100,000,000 common shares authorized, 16,017,970 and 15,951,231 common shares issued and outstanding, respectively	$160	$160
Additional paid in capital	241,543	241,027
Total distributable loss	(38,107)	(19,300)
Total net assets	$203,596	$221,887
Total liabilities and net assets	$494,200	$534,595

Net asset value per share	$12.71	$13.91

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2018	2017	2018	2017

INVESTMENT INCOME
Interest and fee income:
Non-control/non-affiliate investments	$6,692	$6,935	$20,915	$23,978
Affiliate investments	1,852	1,187	5,870	3,344
Control investments	1,898	1,639	5,585	5,209
Total interest and fee income	10,442	9,761	32,370	32,531
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	350	1,103	1,482	3,810
Affiliate investments	343	611	1,118	1,254
Control investments	295	166	715	574
Total payment-in-kind interest and dividend income	988	1,880	3,315	5,638
Dividend income:
Non-control/non-affiliate investments	-	-	59	168
Affiliate investments	29	555	87	612
Control investments	25	25	75	330
Total dividend income	54	580	221	1,110
Other income	-	48	-	125
Interest income from cash and cash equivalents	46	43	78	85
Total investment income	11,530	12,312	35,984	39,489

EXPENSES
Interest and financing expenses	4,320	4,585	13,015	14,726
Loss on extinguishment of debt	-	-	-	2,732
Base management fee	2,254	2,417	6,871	7,436
Incentive fees	-	-	244	1,308
General and administrative expenses	1,105	900	3,334	2,941
Expenses before incentive fee waiver	7,679	7,902	23,464	29,143
Incentive fee waiver (See Note 6)	-	-	-	(958)
Total expenses, net of fee waivers	7,679	7,902	23,464	28,185

NET INVESTMENT INCOME	3,851	4,410	12,520	11,304

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND WRITTEN CALL OPTION:
Net realized gain (loss) on investments:
Non-control/non-affiliate investments	9,874	(10,381)	(15,820)	(5,336)
Affiliate investments	93	98	956	4,587
Control investments	(3,669)	-	(5,315)	-
Net realized gain (loss) on investments	6,298	(10,283)	(20,179)	(749)
Net unrealized appreciation (depreciation) on investments:
Non-control/non-affiliate investments	(8,380)	9,605	18,847	(3,245)
Affiliate investments	11,730	(1,472)	5,727	(498)
Control investments	(32,100)	(4,946)	(31,722)	(7,728)
Net unrealized appreciation (depreciation) on investments	(28,750)	3,187	(7,148)	(11,471)
Net unrealized appreciation (depreciation) on written call option	6,795	(407)	6,795	(2,819)
Net realized and unrealized loss on investments and written call option	(15,657)	(7,503)	(20,532)	(15,039)
Tax benefit (provision)	(110)	(2,660)	1,185	(2,660)
Total net realized and unrealized loss on investments and written call option, net of taxes	(15,767)	(10,163)	(19,347)	(17,699)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(11,916)	$(5,753)	$(6,827)	$(6,395)

NET DECREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC AND DILUTED	$(0.74)	$(0.36)	$(0.43)	$(0.40)

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – BASIC AND DILUTED	16,001,919	15,911,160	15,981,154	15,891,636

DISTRIBUTIONS PAID PER SHARE	$0.25	$0.39	$0.75	$1.17

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except share data)

(unaudited)

	Common Stock			Total
	Number of Shares	Par Value	Additional Paid in Capital	Distributable Earnings (Loss)	Total

BALANCE, December 31, 2016	15,868,045	$159	$240,184	$10,239	$250,582
Net investment income	-	-	-	11,304	11,304
Net realized loss on investments	-	-	-	(749)	(749)
Net unrealized depreciation on investments	-	-	-	(11,471)	(11,471)
Net unrealized depreciation on written call option	-	-	-	(2,819)	(2,819)
Tax provision	-	-	-	(2,660)	(2,660)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	62,586	-	713	-	713
Distributions declared	-	-	-	(18,593)	(18,593)
BALANCE, September 30, 2017	15,930,631	$159	$240,897	$(14,749)	$226,307

BALANCE, December 31, 2017	15,951,231	$160	$241,027	$(19,300)	$221,887
Net investment income	-	-	-	12,520	12,520
Net realized loss on investments	-	-	-	(20,179)	(20,179)
Net unrealized depreciation on investments	-	-	-	(7,148)	(7,148)
Net unrealized appreciation on written call option	-	-	-	6,795	6,795
Tax benefit	-	-	-	1,185	1,185
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	66,739	-	516	-	516
Distributions declared	-	-	-	(11,980)	(11,980)
BALANCE, September 30, 2018	16,017,970	$160	$241,543	$(38,107)	$203,596

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(6,827)	$(6,395)
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(58,907)	(39,690)
Repayments and sales of investments	96,260	104,709
Net realized loss on investments	20,179	749
Net unrealized depreciation on investments	7,148	11,471
Payment-in-kind interest and dividends	(3,315)	(5,638)
Accretion of original issue discount on investments	(847)	(1,068)
Payments from written call option	(20)	-
Net unrealized (appreciation) depreciation on written call option	(6,795)	2,819
Amortization of deferred financing fees	1,406	1,868
Loss on extinguishment of debt	-	2,732
Tax provision (benefit)	(1,185)	2,660
Changes in assets and liabilities:
Interest and dividend receivable	(1,068)	1,489
Due from related parties	95	108
Prepaid expenses	158	97
Other assets	(73)	(10)
Due to related parties	-	(35)
Management and incentive fees payable	337	(4,198)
Interest and financing fees payable	(1,632)	(1,145)
Accounts payable and accrued expenses	16	(536)
Trade settlement payable	(175)	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	44,755	69,987

CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns on SBA debentures	(5,000)	-
Proceeds from Credit Facility	21,000	-
Payments to Credit Facility	(30,000)	(44,000)
Issuance of 2022 Notes	-	75,000
Issuance of 2022 Convertible Notes	-	52,088
Repayment of 2021 Notes	-	(113,438)
Distributions paid to shareholders	(11,464)	(17,880)
Deferred financing fees paid	(56)	(5,731)
NET CASH USED IN FINANCING ACTIVITIES	(25,520)	(53,961)

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,235	16,026
CASH AND CASH EQUIVALENTS, beginning of period	31,221	36,281
CASH AND CASH EQUIVALENTS, end of period	$50,456	$52,307

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$12,213	$13,611

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Distributions paid through dividend reinvestment plan share issuances	$516	$713

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

September 30, 2018

(unaudited)

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Non-control/non-affiliated investments - 121.4%

Non-control/non-affiliated investments - United States

3 Bridge Solutions, LLC	IT Consulting	First Lien Debt (11.1% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 12/4/22)	$11,109	$11,109	$11,109	5.5%

3 Bridge Solutions, LLC	IT Consulting	Preferred Units (965,250 units, 8.0% PIK) (5)		1,029	1,029	0.5%

3 Bridge Solutions, LLC	IT Consulting	Membership Units (39,000 units)		10	54	0.0%

				12,148	12,192	6.0%

Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (12.2% Cash, Due 12/18/22) (6)	13,000	13,000	12,741	6.3%

Alternative Biomedical Solutions, LLC	Healthcare	Membership Units (20,092 units)		800	31	0.0%

				13,800	12,772	6.3%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (10.5% Cash, 2.0% PIK, Due 6/11/20) (7)	9,246	8,969	6,656	3.3%

				8,969	6,656	3.3%

AmeriMark Direct, LLC	Consumer Products	First Lien Debt (12.8% Cash, Due 9/8/21)	18,550	18,250	18,550	9.1%

				18,250	18,550	9.1%

B&W Quality Growers, LLC	Farming	Membership Unit Warrants (91,739 Units)		-	5,880	2.9%

				-	5,880	2.9%

BigMouth, Inc.	Consumer Products	First Lien Debt (14.1% Cash, Due 11/14/21) (6)	9,268	9,268	9,268	4.5%

BigMouth, Inc.	Consumer Products	Series A Preferred Stock (350,000 shares, 8.0% PIK) (5)		403	540	0.3%

				9,671	9,808	4.8%

Bluestem Brands, Inc.	Online Merchandise Retailer	First Lien Debt (9.7% Cash (1 month LIBOR + 7.5%, 1.0% Floor), Due 11/7/20)	3,842	3,813	3,511	1.7%

				3,813	3,511	1.7%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	1,656	0.8%

				5	1,656	0.8%

California Pizza Kitchen, Inc.	Restaurant	Second Lien Debt (12.4% Cash (3 month LIBOR + 10.0%, 1.0% Floor), Due 8/23/23)	5,000	4,897	4,897	2.4%

				4,897	4,897	2.4%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

September 30, 2018

(unaudited)

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Cedar Ultimate Parent, LLC	Consumer Electronics	Series C Preferred Stock (4,759,250 units)		$958	$-	0.0%

Cedar Ultimate Parent, LLC	Consumer Electronics	Series D Preferred Stock (16,562,190 units)		-	-	0.0%

Cedar Ultimate Parent, LLC	Consumer Electronics	Series E Common Units (190,370 units)		-	-	0.0%

				958	-	0.0%

CIS Secure Computing, Inc.	Government Services	First Lien Debt (10.6% Cash (1 month LIBOR + 8.5%, 1.0% Floor), 1.0% PIK, Due 9/14/22)	10,524	10,524	10,524	5.2%

CIS Secure Computing, Inc.	Government Services	Common Stock (46,163 shares)		1,000	1,601	0.8%

				11,524	12,125	6.0%

Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9.0% Cash, 2.0% PIK, Due 11/29/21)	18,436	18,436	17,820	8.7%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	819	0.4%

				20,011	18,639	9.1%

Currency Capital, LLC	Financial Services	First Lien Debt (13.1% Cash (1 month LIBOR + 11.0%, 0.5% Floor), Due 1/20/22) (8)	17,000	17,000	17,000	8.3%

Currency Capital, LLC	Financial Services	Class A Preferred Units (2,000,000 units) (8)		2,000	2,000	1.0%

				19,000	19,000	9.3%

Flavors Holdings, Inc.	Food Product Manufacturer	First Lien Debt (8.1% Cash (3 month LIBOR + 5.8%, 1.0% Floor), Due 4/3/20)	6,326	6,256	5,857	2.9%

Flavors Holdings, Inc.	Food Product Manufacturer	Second Lien Debt (12.4% Cash (3 month LIBOR + 10.0%, 1.0% Floor), Due 10/3/21)	12,000	11,793	10,924	5.3%

				18,049	16,781	8.2%

Installs, LLC	Logistics	First Lien Debt (9.1% Cash (1 month LIBOR + 7.0%, 1.8% Floor), Due 6/20/23)	3,000	3,000	3,000	1.5%

				3,000	3,000	1.5%

MC Sign Lessor Corp.	Advertising & Marketing Services	First Lien Debt (9.1% Cash (1 month LIBOR + 7.0%, 1.0% Floor), Due 12/22/22)(9)	-	-	-	0.0%

MC Sign Lessor Corp.	Advertising & Marketing Services	First Lien Debt (9.1% Cash (1 month LIBOR + 7.0%, 1.0% Floor), Due 12/22/22)(10)	3,915	3,915	3,915	1.9%

				3,915	3,915	1.9%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

September 30, 2018

(unaudited)

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Nth Degree, Inc.	Business Services	First Lien Debt (13.6% Cash (1 month LIBOR + 11.5%, 1.0% Floor), 2.0% PIK, Due 12/14/20)	$7,309	$7,309	$7,309	3.6%

Nth Degree, Inc.	Business Services	Preferred Stock (2,400 Units, 10.0% PIK dividend) (5)		3,164	16,410	8.1%

				10,473	23,719	11.7%

Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (10.6% Cash (1 month LIBOR + 8.5%, 1.8% Floor), Due 8/21/23)	14,000	14,000	14,000	6.9%

				14,000	14,000	6.9%

Sunset Digital Holdings, LLC	Telecommunications	First Lien Debt (9.4% Cash (1 month LIBOR + 7.3%, 1.5% Floor), Due 8/2/19)	13,000	13,000	13,000	6.4%

				13,000	13,000	6.4%

Sur La Table, Inc.	Retail	First Lien Debt (12.0% Cash, Due 7/28/20)	15,000	15,000	15,000	7.4%

				15,000	15,000	7.4%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	758	0.4%

				758	758	0.4%

Vology, Inc.	Information Technology	Subordinated Debt (15.0% Cash (3 month LIBOR + 14.0%, 1.0% Ceiling), 4.0% PIK Due 6/30/20)	8,632	8,632	8,632	4.2%

				8,632	8,632	4.2%

Xirgo Technologies, LLC	Information Technology	Subordinated Debt (11.5% Cash, Due 3/1/22)	15,750	15,750	15,750	7.7%

Xirgo Technologies, LLC	Information Technology	Membership Units (600,000 units)		600	857	0.4%

				16,350	16,607	8.1%

Sub Total Non-control/non-affiliated investments - United States				226,223	241,098	118.4%

Non-control/non-affiliated investments - Brazil

Velum Global Credit Management, LLC	Financial Services	First Lien Debt (15.0% PIK, Due 12/31/17) (7) (8) (11)	13,743	11,816	6,030	3.0%

				11,816	6,030	3.0%

Sub Total Non-control/non-affiliated investments - Brazil				11,816	6,030	3.0%

Sub Total Non-control/non-affiliated investments				$238,039	$247,128	121.4%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

September 30, 2018

(unaudited)

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Affiliate Investments - 65.2%

Affiliate investments - United States

Burgaflex Holdings, LLC	Automobile Part Manufacturer	First Lien Debt (12.0% Cash, 1.0% PIK, Due 3/23/21)	$14,764	$14,764	$14,454	7.1%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class A (1,253,198 shares)		1,504	-	0.0%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class B (900,000 shares)		300	-	0.0%

				16,568	14,454	7.1%

City Gear, LLC	Footwear Retail	Subordinated Debt (13.0% Cash, Due 10/20/19) (11)	8,231	8,231	8,231	4.0%

City Gear, LLC	Footwear Retail	Preferred Membership Units (2.8% fully diluted, 9.0% Cash Dividend) (5)		1,269	1,269	0.6%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.4% fully diluted)		-	5,810	2.9%

				9,500	15,310	7.5%

Eastport Holdings, LLC	Business Services	Subordinated Debt (15.3% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/29/20)	16,500	15,306	16,500	8.1%

Eastport Holdings, LLC	Business Services	Membership Units (22.9% ownership)		3,263	18,183	8.9%

				18,569	34,683	17.0%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend) (5)		3,106	3,416	1.7%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,514	0.7%

				3,108	4,930	2.4%

J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13.0% Cash, Due 6/16/19) (11)	6,406	6,406	6,120	3.0%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	-	0.0%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (6,369 shares)		-	-	0.0%

				7,224	6,120	3.0%

LJS Partners, LLC	QSR Franchisor	Common Stock (1,587,848 shares)		1,188	4,355	2.1%

				1,188	4,355	2.1%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

September 30, 2018

(unaudited)

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12.0% Cash, Due 1/31/19) (11)	$2,600	$2,600	$2,600	1.3%

MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6.0% Cash, Due 1/31/19) (11)	400	388	400	0.2%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6.0% PIK Dividend) (5)		1,450	1,588	0.8%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	191	0.1%

				4,438	4,779	2.4%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)		6,958	8,347	4.1%

				6,958	8,347	4.1%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership) (12)		-	101	0.0%

				-	101	0.0%

US Bath Group, LLC	Building Products	First Lien Debt (11.1% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 1/2/23)	13,063	13,063	13,063	6.4%

US Bath Group, LLC	Building Products	Membership Units (500,000 units)		500	2,026	1.0%

				13,563	15,089	7.4%

U.S. Well Services, LLC	Oil & Gas Services	First Lien Debt (8.1% Cash (1 month LIBOR + 6.0%, 1.0% Floor), Due 2/2/22) (13)	2,299	2,299	2,299	1.1%

U.S. Well Services, LLC	Oil & Gas Services	First Lien Debt (13.1% PIK (1 month LIBOR + 11.0%, 1.0% Floor), Due 2/2/22)	9,731	9,731	9,731	4.8%

U.S. Well Services, LLC	Oil & Gas Services	Class A Units (5,680,688 Units)		6,260	11,155	5.5%

U.S. Well Services, LLC	Oil & Gas Services	Class B Units (2,076,298 Units)		441	772	0.4%

				18,731	23,957	11.8%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Subordinated Debt (14)		673	743	0.4%

				673	743	0.4%

Sub Total Affiliate investments - United States				$100,520	$132,868	65.2%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

September 30, 2018

(unaudited)

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Control Investments - 29.2%

Control investments - United States

AAE Acquisition, LLC	Industrial Equipment Rental	Second Lien Debt (8.0% Cash, 4.0% PIK, Due 8/24/19) (11)	$16,327	$16,327	$16,327	8.0%

AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (2.2% fully diluted)		17	$-	0.0%

AAE Acquisition, LLC	Industrial Equipment Rental	Warrants (37.8% fully diluted)		-	-	0.0%

				16,344	16,327	8.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (10.0% Cash, Due 5/24/19) (15)	1,708	1,708	1,708	0.8%

CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (12.0% Cash, 4.0% PIK, Due 6/30/19) (11)	8,798	8,798	8,798	4.4%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Preferred Units (4,000,000 units)		2,354	903	0.4%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (21.3% fully diluted)		1,394	-	0.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (10.0% fully diluted )		-	-	0.0%

				14,254	11,409	5.6%

Micro Precision, LLC	Conglomerate	Subordinated Debt (10.0% Cash, Due 1/1/19) (11)	1,862	1,862	1,862	0.9%

Micro Precision, LLC	Conglomerate	Subordinated Debt (14.0% Cash, 4.0% PIK, Due 1/1/19) (11)	4,282	4,282	4,282	2.1%

Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	2,776	1.4%

				7,773	8,920	4.4%

Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (15.0% Cash, Due 10/30/20) (11)	7,500	7,500	7,500	3.7%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend) (5)		1,000	1,000	0.5%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	4,705	2.3%

				8,501	13,205	6.5%

On-Site Fuel Service, Inc.	Fuel Transportation Services	First Lien Debt (18.0% Cash, Due 12/19/18) (7) (11)	16,316	11,020	-	0.0%

On-Site Fuel Service, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)		3,278	-	0.0%

On-Site Fuel Service, Inc.	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)		2,365	-	0.0%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

September 30, 2018

(unaudited)

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

On-Site Fuel Service, Inc.	Fuel Transportation Services	Common Stock (33,058 shares)		$33	$-	0.0%

				16,696	-	0.0%

Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt (9.0% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 2.0% Ceiling), Due 12/31/22) (16)	2,580	2,580	2,580	1.3%

Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt (9.1% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 5.0% Ceiling), Due 12/31/22)	4,500	4,500	4,500	2.2%

Portrait Studio, LLC	Professional and Personal Digital Imaging	Preferred Units (4,350,000 Units)		2,450	2,484	1.2%

Portrait Studio, LLC	Professional and Personal Digital Imaging	Membership Units (150,000 Units)		-	-	0.0%

				9,530	9,564	4.7%

Sub Total Control investments - United States				$73,098	$59,425	29.2%

TOTAL INVESTMENTS - 215.8%				$411,657	$439,421	215.8%

(1) All investments valued using unobservable inputs (Level 3).

(2) All investments valued by the Board of Directors.

(3) All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.

(4) Percentages are based on net assets of $203,596 as of September 30, 2018.

(5) The equity investment is income producing, based on rate disclosed.

(6) The cash rate equals the approximate current yield on our last-out portion of the unitranche facility.

(7) Non-accrual investment.

(8) Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2018, 5.1% of the Company's total assets were non-qualifying assets.

(9) The investment has a $0.5 million unfunded commitment.

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

(16) The investment has a $2.4 million unfunded commitment.

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2017

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Non-control/non-affiliated investments - 130.0%

Non-control/non-affiliated investments - United States

3 Bridge Solutions, LLC	IT Consulting	First Lien Debt (10.4% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 12/4/22)	$11,250	$11,250	$11,250	5.1%

3 Bridge Solutions, LLC	IT Consulting	Preferred Units (965,250 units, 8.0% PIK) (5)		971	971	0.4%

3 Bridge Solutions, LLC	IT Consulting	Membership Units (39,000 units)		10	10	0.0%

				12,231	12,231	5.5%

Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (11.7% Cash, Due 12/18/22) (6)	13,000	13,000	13,000	5.9%

Alternative Biomedical Solutions, LLC	Healthcare	Membership Units (20,092 units)		800	800	0.4%

				13,800	13,800	6.3%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (10.5% Cash, 1.0% PIK, Due 6/11/20)	9,068	9,068	7,568	3.4%

				9,068	7,568	3.4%

American Exteriors, LLC	Replacement Window Manufacturer	First Lien Debt (10.0% PIK, Due 1/1/19) (7)(8)	8,287	5,679	1,880	0.8%

American Exteriors, LLC	Replacement Window Manufacturer	Common Stock Warrants (10.0% fully diluted)		-	-	0.0%

				5,679	1,880	0.8%

AmeriMark Direct, LLC	Consumer Products	First Lien Debt (12.8% Cash, Due 9/8/21)	19,100	18,713	19,100	8.6%

				18,713	19,100	8.6%

B&W Quality Growers, LLC	Farming	Membership Unit Warrants (91,739 Units)		-	5,581	2.5%

				-	5,581	2.5%

BigMouth, Inc.	Consumer Products	First Lien Debt (13.3% Cash, Due 11/14/21) (6)	9,790	9,790	9,790	4.4%

BigMouth, Inc.	Consumer Products	Series A Preferred Stock (350,000 shares, 8.0% PIK) (5)		382	722	0.3%

				10,172	10,512	4.7%

Bluestem Brands, Inc.	Online Merchandise Retailer	First Lien Debt (9.1% Cash (1 month LIBOR + 7.5%, 1.0% Floor), Due 11/7/20)	4,029	3,965	3,755	1.7%

				3,965	3,755	1.7%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2017

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Brunswick Bowling Products, Inc.	Bowling Products	First Lien Debt (8.0% Cash (1 month LIBOR + 6.0%, 2.0% Floor), Due 5/22/20)	$1,600	$1,600	$1,600	0.7%

Brunswick Bowling Products, Inc.	Bowling Products	First Lien Debt (16.3% Cash (1 month LIBOR + 14.3%, 2.0% Floor), Due 5/22/20)	5,586	5,586	5,586	2.5%

				7,186	7,186	3.2%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	2,767	1.2%

				5	2,767	1.2%

California Pizza Kitchen, Inc.	Restaurant	Second Lien Debt (11.6% Cash (1 month LIBOR + 10.0%, 1.0% Floor), Due 8/23/23)	5,000	4,880	4,880	2.2%

				4,880	4,880	2.2%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)		258	54	0.0%

Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock Warrants (655,908 units) (9)		264	120	0.1%

				522	174	0.1%

Cedar Electronics Holding Corp.	Consumer Electronics	Subordinated Debt (12.0% Cash, Due 12/26/20) (7)	21,550	21,550	3,498	1.6%

				21,550	3,498	1.6%

CIS Secure Computing, Inc.	Government Services	First Lien Debt (9.9% Cash (1 month LIBOR + 8.5%, 1.0% Floor), 1.0% PIK, Due 9/14/22) (10)	9,116	9,116	9,116	4.1%

CIS Secure Computing, Inc.	Government Services	Common Stock (46,163 shares)		1,000	1,204	0.5%

				10,116	10,320	4.6%

Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9.0% Cash, 2.0% PIK, Due 11/29/21)	18,159	18,159	16,995	7.7%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	393	0.2%

				19,734	17,388	7.9%

Currency Capital, LLC	Financial Services	First Lien Debt (12.4% Cash (1 month LIBOR + 11.0%, 0.5% Floor) Due 1/20/22) (11)	17,000	17,000	17,000	7.7%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2017

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Currency Capital, LLC	Financial Services	Class A Preferred Units (2,000,000 units) (11)		$2,000	$1,905	0.9%

				19,000	18,905	8.6%

Flavors Holdings, Inc.	Food Product Manufacturer	First Lien Debt (7.4% Cash (3 month LIBOR + 5.8%, 1.0% Floor), Due 4/3/20)	6,700	6,589	5,911	2.7%

Flavors Holdings, Inc.	Food Product Manufacturer	Second Lien Debt (11.7% Cash (3 month LIBOR + 10.0%, 1.0% Floor), Due 10/3/21)	12,000	11,740	10,311	4.6%

				18,329	16,222	7.3%

Nth Degree, Inc.	Business Services	First Lien Debt (8.4% Cash (1 month LIBOR + 7.0%, 1.0% Floor), 1.0% PIK, Due 12/14/20)	8,833	8,833	8,833	4.0%

Nth Degree, Inc.	Business Services	First Lien Debt (12.9% Cash (1 month LIBOR + 11.5%, 1.0% Floor), 2.0% PIK, Due 12/14/20)	7,200	7,200	7,200	3.2%

Nth Degree, Inc.	Business Services	Preferred Stock (2,400 Units, 10.0% PIK Dividend) (5)		2,938	11,140	5.0%

				18,971	27,173	12.2%

Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (12.0% Cash, 4.0% PIK, Due 7/17/19)	9,014	8,964	9,014	4.1%

				8,964	9,014	4.1%

Spectra Services Holdings, LLC	Refrigeration / HVAC services	First Lien Debt (10.0% Cash, 4.0% PIK, Due 12/27/22)	7,450	7,450	7,450	3.4%

Spectra Services Holdings, LLC	Refrigeration / HVAC services	Class A Units (1,283,824 units, 4.0% Cash Dividend, 11.0% PIK Dividend) (5)		1,286	1,286	0.6%

Spectra Services Holdings, LLC	Refrigeration / HVAC services	Class B Units (257 units)		-	-	0.0%

				8,736	8,736	4.0%

Sur La Table, Inc.	Retail	First Lien Debt (12.0% Cash, Due 7/28/20)	15,000	15,000	15,000	6.8%

				15,000	15,000	6.8%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	1,316	0.6%

				758	1,316	0.6%

Vintage Stock, Inc.	Specialty Retail	First Lien Debt (13.9% Cash (1 month LIBOR + 12.5%, 0.5% Floor), 3.0% PIK, Due 11/3/21)	20,713	20,713	20,713	9.3%

				20,713	20,713	9.3%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2017

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Vology, Inc.	Information Technology	Subordinated Debt (15.0% Cash (3 month LIBOR + 14.0%, 1.0% Ceiling), 4.0% PIK Due 6/30/20)	$8,374	$8,374	$8,374	3.8%

				8,374	8,374	3.8%

Western Windows Systems, LLC	Building Products	First Lien Debt (11.9% Cash, Due 7/31/20) (6)	10,500	10,500	10,500	4.7%

Western Windows Systems, LLC	Building Products	Membership Units (39,860 units)		3,000	7,379	3.3%

				13,500	17,879	8.0%

Xirgo Technologies, LLC	Information Technology	Subordinated Debt (11.5% Cash, Due 3/1/22)	15,750	15,750	15,750	7.1%

Xirgo Technologies, LLC	Information Technology	Membership Units (600,000 units)		600	637	0.3%

				16,350	16,387	7.4%

Sub Total Non-control/non-affiliated investments - United States				286,316	280,359	126.4%

Non-control/non-affiliated investments - Brazil

Velum Global Credit Management, LLC	Financial Services	First Lien Debt (15.0% PIK, Due 12/31/17) (7) (8) (11) (12)	12,275	11,816	8,015	3.6%

				11,816	8,015	3.6%

Sub Total Non-control/non-affiliated investments - Brazil				11,816	8,015	3.6%

Sub Total Non-control/non-affiliated investments				$298,132	$288,374	130.0%

Affiliate investments - 46.8%

Affiliate investments - United States

AAE Acquisition, LLC	Industrial Equipment Rental	Second Lien Debt (8.0% Cash, 4.0% PIK, Due 8/24/19) (8)	$15,846	$15,846	$15,603	7.0%

AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (2.2% fully diluted)		17	-	0.0%

AAE Acquisition, LLC	Industrial Equipment Rental	Warrants (37.8% fully diluted)		-	-	0.0%

				15,863	15,603	7.0%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Subordinated Debt (14.0% Cash, Due 8/9/19) (13)	3,000	3,000	3,000	1.4%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Subordinated Debt (12.0% Cash, Due 8/9/19) (13)	5,828	5,828	5,828	2.6%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2017

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock (1,253,198 shares)		$1,504	$457	0.2%

				10,332	9,285	4.2%

City Gear, LLC	Footwear Retail	Subordinated Debt (13.0% Cash, Due 10/20/19) (8)	8,231	8,231	8,231	3.7%

City Gear, LLC	Footwear Retail	Preferred Membership Units (2.8% fully diluted, 9.0% Cash Dividend) (5)		1,269	1,269	0.6%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.4% fully diluted)		-	8,248	3.7%

				9,500	17,748	8.0%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend) (5)		2,902	3,225	1.5%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,932	0.9%

				2,904	5,157	2.4%

J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (6.0% Cash, 7.0% PIK, Due 6/16/19) (8)	6,368	6,368	6,170	2.8%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	-	0.0%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (6,369 shares)		-	-	0.0%

				7,186	6,170	2.8%

LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)		896	7,650	3.4%

				896	7,650	3.4%

MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12.0% Cash, Due 1/31/19) (8)	2,600	2,600	2,600	1.2%

MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6.0% Cash, Due 1/31/19) (8)	400	388	400	0.2%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6.0% PIK Dividend) (5)		1,381	1,520	0.7%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	193	0.1%

				4,369	4,713	2.2%

MTI Holdings, LLC	Retail Display & Security Services	Membership Units (2,000,000 units) (14)		-	100	0.0%

				-	100	0.0%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2017

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)		$6,958	$8,528	3.8%

				6,958	8,528	3.8%

Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership) (14)		-	101	0.0%

				-	101	0.0%

STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares) (14)		-	93	0.0%

				-	93	0.0%

U.S. Well Services, LLC	Oil & Gas Services	First Lien Debt (7.4% Cash (1 month LIBOR + 6.0%, 1.0% Floor), Due 2/2/22) (15)	2,299	2,299	2,299	1.0%

U.S. Well Services, LLC	Oil & Gas Services	First Lien Debt (12.4% PIK (1 month LIBOR + 11.0%, 1.0% Floor), Due 2/2/22)	9,516	9,516	9,516	4.3%

U.S. Well Services, LLC	Oil & Gas Services	Class A Units (5,680,688 Units)		6,259	15,004	6.8%

U.S. Well Services, LLC	Oil & Gas Services	Class B Units (2,076,298 Units)		441	955	0.4%

				18,515	27,774	12.5%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Subordinated Debt (19)		813	1,035	0.5%

				813	1,035	0.5%

Sub Total Affiliate investments - United States				$77,336	$103,957	46.8%

Control investments- 48.5%

Control investments - United States

CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (12.0% Cash, 4.0% PIK, Due 5/24/18)	$12,373	$12,373	$12,373	5.6%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (21.3% fully diluted)		1,394	118	0.1%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (10.0% fully diluted )		-	60	0.0%

				13,767	12,551	5.7%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2017

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Eastport Holdings, LLC	Business Services	Subordinated Debt (14.5% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/29/20)	$16,500	$14,738	$16,500	7.4%

Eastport Holdings, LLC	Business Services	Membership Units (33.3% ownership) (16)		4,733	26,449	11.9%

				19,471	42,949	19.3%

Kelle's Transport Service, LLC	Transportation	First Lien Debt (4.0% Cash, Due 2/15/20) (17)	2,000	2,000	2,000	0.9%

Kelle's Transport Service, LLC	Transportation	First Lien Debt (1.5% Cash, Due 2/15/20) (8)	13,674	13,669	9,560	4.3%

Kelle's Transport Service, LLC	Transportation	Membership Units (27.5% fully diluted)		-	-	0.0%

				15,669	11,560	5.2%

Micro Precision, LLC	Conglomerate	Subordinated Debt (10.0% Cash, Due 9/15/18) (8)	1,862	1,862	1,862	0.8%

Micro Precision, LLC	Conglomerate	Subordinated Debt (14.0% Cash, 4.0% PIK, Due 9/15/18) (8)	4,154	4,154	4,154	1.9%

Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	1,629	0.7%

				7,645	7,645	3.4%

Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (15.0% Cash, Due 10/30/20) (8)	6,500	6,500	6,500	2.9%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend) (5)		1,000	1,000	0.5%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	5,005	2.3%

				7,501	12,505	5.7%

On-Site Fuel Service, Inc.	Fuel Transportation Services	Subordinated Debt (18.0% Cash, Due 12/19/18) (7) (8)	14,072	11,020	11,588	5.2%

On-Site Fuel Service, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)		3,278	-	0.0%

On-Site Fuel Service, Inc.	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)		2,365	-	0.0%

On-Site Fuel Service, Inc.	Fuel Transportation Services	Common Stock (33,058 shares)		33	-	0.0%

				16,696	11,588	5.2%

Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt (8.6% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 2.0% Ceiling), Due 12/31/22) (18)	1,860	1,860	1,860	0.9%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2017

Portfolio Company, Country (1), (2), (3), (4)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt (8.6% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 5.0% Ceiling), Due 12/31/22)	$4,500	$4,500	$4,500	2.0%

Portrait Studio, LLC	Professional and Personal Digital Imaging	Preferred Units (4,350,000 Units)		2,450	2,450	1.1%

Portrait Studio, LLC	Professional and Personal Digital Imaging	Membership Units (150,000 Units)		-	-	0.0%

				8,810	8,810	4.0%

Sub Total Control investments - United States				$89,559	$107,608	48.5%

TOTAL INVESTMENTS - 225.3%				$465,027	$499,939	225.3%

Derivatives - (3.1)%

Derivatives - United States

Eastport Holdings, LLC	Business Services	Written Call Option (16)		$(20)	$(6,815)	(3.1%)

Sub Total Derivatives - United States				$(20)	$(6,815)	(3.1%)

TOTAL DERIVATIVES- (3.1)%				$(20)	$(6,815)	(3.1%)

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

September 30, 2018

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

The Company’s financial statements as of September 30, 2018 and December 31, 2017 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, Florida Sidecar, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Consolidation

As provided under ASC 946, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned investment company subsidiaries (Fund II, Fund III, Florida Sidecar, and the Taxable Subsidiaries) in its consolidated financial statements.

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

Commitments and Contingencies

As of September 30, 2018, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $2.4 million (Portrait Studio, LLC), $1.1 million (MC Sign Lessor Corp), $0.7 million (U.S. Well Services, LLC) and $0.3 million (CableOrganizer Acquisition, LLC). As of December 31, 2017, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $3.1 million (Portrait Studio, LLC), $2.0 million (CIS Secure Computing, Inc.), $1.0 million (Kelle’s Transport Service, LLC), and $0.7 million (U.S. Well Services, LLC).

In the ordinary course of business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that could lead to the execution of these provisions against the Company. Based on its history and experience, management believes that the likelihood of such an event is remote.

On December 28, 2017, an alleged stockholder filed a putative class action lawsuit complaint, Paskowitz v. Capitala Finance Corp., et al., in the United States District Court for the Central District of California (case number 2:17-cv-09251-MWF-AS) (the “Paskowitz Action”), against the Company and certain of its current officers on behalf of all persons who purchased or otherwise acquired the Company’s common stock between January 4, 2016 and August 7, 2017. On January 3, 2018, another alleged stockholder filed a putative class action complaint, Sandifer v. Capitala Finance Corp., et al., in the United States District Court for the Central District of California (case number 2:18-cv-00052-MWF-AS) (the “Sandifer Action”), asserting substantially similar claims on behalf of the same putative class and against the same defendants. On February 2, 2018, the Sandifer Action was transferred, on stipulation of the parties, to the United States District Court for the Western District of North Carolina. The Sandifer Action was voluntarily dismissed on February 28, 2018. On March 1, 2018, the Paskowitz Action was transferred, on stipulation of the parties, to the United States District Court for the Western District of North Carolina (case number 3:18-cv-00096-RJC-DSC). On June 19, 2018, the plaintiffs in the Paskowitz Action filed their amended complaint. The complaint, as currently amended, alleges certain violations of the securities laws, including, inter alia, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations, and prospects between January 4, 2016 and August 7, 2017. The plaintiffs in the Paskowitz Action seek compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought.  Defendants have moved to dismiss the amended complaint.  While the Company intends to vigorously defend itself in this litigation, the outcome of these legal proceedings cannot be predicted with certainty.

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

In the ordinary course of business, the Company may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Company or result in direct losses to the Company. In management’s opinion, no direct losses with respect to litigation contingencies were probable as of September 30, 2018 and December 31, 2017. Management is of the opinion that the ultimate resolution of such claims, if any, will not materially affect the Company’s business, financial position, results of operations or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to litigation contingencies.

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

The Company elected to amend its tax year end from August 31 to December 31 and has filed a tax return for the four months ended December 31, 2017. The election to change the tax year end is not expected to have a material impact on the Company’s consolidated statements of operations, the Company’s tax status as a RIC, or the nature of distributions paid to our stockholders. The tax years ended December 31, 2017, August 31, 2017, August 31, 2016 and August 31, 2015 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three and nine months ended September 30, 2018 and September 30, 2017. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

For U.S. federal income tax purposes, as of September 30, 2018, the aggregate net unrealized appreciation for all securities was $27.4 million. As of September 30, 2018, gross unrealized appreciation was $63.7 million and gross unrealized depreciation was $36.3 million. The aggregate cost of securities for U.S. federal income tax purposes was $412.0 million as of September 30, 2018. For U.S. federal income tax purposes, as of December 31, 2017, the aggregate net unrealized appreciation for all securities was $34.9 million. As of December 31, 2017, gross unrealized appreciation was $81.4 million and gross unrealized depreciation was $46.5 million. The aggregate cost of securities for U.S. federal income tax purposes was $465.0 million as of December 31, 2017.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of September 30, 2018 and December 31, 2017, the Company recorded a net deferred tax liability of $0.1 million and $1.3 million, respectively. For the three months ended September 30, 2018, the Company recorded a tax provision of $(0.1) million. For the nine months ended September 30, 2018, the Company recorded a tax benefit of $1.2 million. For the three and nine months ended September 30, 2017, the Company recorded a tax provision of $(2.7) million.

In accordance with certain applicable U.S. Treasury regulations and guidance issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive its entire distribution in either cash or stock of the RIC, subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. For income tax purposes, the Company has paid distributions on its common stock from ordinary income in the amount of $6.1 million, $25.2 million, $24.5 million, and $25.1 million during the tax years ended December 31, 2017, August 31, 2017, August 31, 2016 and August 31, 2015, respectively.

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of September 30, 2018 and December 31, 2017, there were no uncertain tax positions.

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

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. The Taxable Subsidiaries’ provisional tax is based on the new lower blended federal and state corporate tax rate of 25%. This estimate incorporates assumptions made based on the Taxable Subsidiaries’ current interpretation of the Tax Cut and Jobs Act and may change, possibly materially, as we complete our analysis and receive additional clarification and implementation guidance.

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

Note 3. Recent Accounting Pronouncements

In October 2018, the SEC adopted amendments (the “Amendments”) to certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, U.S. GAAP requirements, or changes in the information environment. In part, the Amendments require an investment company to present distributable earnings in total, rather than showing the three components of distributable earnings. The compliance date for the Amendments is for all filings on or after November 5, 2018. Management has adopted the Amendments and included the required disclosures in the Company’s consolidated financial statements.

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

Note 4. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through the Company’s subsidiaries that are licensed by the SBA under the SBIC Act, the Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests in first lien loans, second lien loans, and subordinated loans. Most of the Company’s debt investments are coupled with equity interests, whether in the form of detachable “penny” warrants or equity co-investments made pari-passu with our borrowers’ financial sponsors. As of September 30, 2018, our portfolio consisted of investments in 42 portfolio companies with a fair value of approximately $439.4 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans or delayed draw facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt in one debt security, bifurcating the loan into a first-out tranche and last-out tranche. As of September 30, 2018, 9.8% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2017, 13.7% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

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

During the three months ended September 30, 2018, the Company made approximately $19.9 million of investments and had approximately $42.6 million in repayments and sales, resulting in net repayments and sales of approximately $22.7 million for the period. During the three months ended September 30, 2017, the Company made approximately $11.4 million of investments and had approximately $22.4 million in repayments and sales, resulting in net repayments and sales of approximately $11.0 million for the period.

During the nine months ended September 30, 2018, the Company made approximately $58.9 million of investments and had approximately $96.3 million in repayments and sales, resulting in net repayments and sales of approximately $37.4 million for the period. During the nine months ended September 30, 2017, the Company made approximately $39.7 million of investments and had approximately $104.7 million in repayments and sales, resulting in net repayments and sales of approximately $65.0 million for the period.

During the three and nine months ended September 30, 2018, the Company funded $1.1 million and $6.3 million, respectively, of previously committed capital to existing portfolio companies. During the three and nine months ended September 30, 2018, the Company funded $18.8 million and $52.6 million, respectively, of investments in portfolio companies for which it was not previously committed to fund. During the three and nine months ended September 30, 2017, the Company funded $0.4 million and $0.7 million, respectively, of previously committed capital to existing portfolio companies. During the three and nine months ended September 30, 2017, the Company funded $11.0 million and $21.7 million, respectively, of investments in portfolio companies for which it was not previously committed to fund. In addition to investing directly in portfolio companies, the Company may assist portfolio companies in securing financing from other sources by introducing portfolio companies to sponsors or by leading a syndicate of investors to provide the portfolio companies with financing. During the three and nine months ended September 30, 2018, and September 30, 2017, the Company did not lead any syndicates and did not assist any portfolio companies in obtaining indirect financing.

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

The Written Call Option granted FSC II the right to purchase up to 31.25% of the Company’s equity investment in Eastport Holdings, LLC. The Written Call Option had a strike price of $1.5 million and a termination date of August 31, 2018. On August 27, 2018, FSC II exercised its option at a strike price of $1.5 million. The fair value of the Written Call Option, which has been treated as a derivative liability and is recorded in the financial statement line item Written Call Option at fair value in the Company’s consolidated statements of assets and liabilities, was approximately $0.0 million and $6.8 million as of September 30, 2018 and December 31, 2017, respectively. For purposes of determining the fair value of the Written Call Option, the Company calculated the difference in the fair value of the underlying equity investment in Eastport Holdings, LLC and the strike price of the Written Call Option, or intrinsic value. The Written Call Option was classified as a Level 3 financial instrument.

The composition of our investments as of September 30, 2018, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$244,792	59.5%	$224,703	51.1%
Second Lien Debt	33,017	8.0	32,148	7.3
Subordinated Debt	79,966	19.4	80,339	18.3
Equity and Warrants	53,882	13.1	102,231	23.3
Total	$411,657	100.0%	$439,421	100.0%

The composition of our investments as of December 31, 2017, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$257,147	55.3%	$243,489	48.7%
Second Lien Debt	32,465	7.0	30,794	6.1
Subordinated Debt	120,235	25.8	103,385	20.7
Equity and Warrants	55,180	11.9	122,271	24.5
Total	$465,027	100.0%	$499,939	100.0%

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

The following table presents the fair value measurements of investments, by major class, as of September 30, 2018 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$224,703	$224,703
Second Lien Debt	—	—	32,148	32,148
Subordinated Debt	—	—	80,339	80,339
Equity and Warrants	—	—	102,231	102,231
Total	$—	$—	$439,421	$439,421

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

 The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2018 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Warrants	Total
Balance as of January 1, 2018	$243,489	$30,794	$103,385	$122,271	$499,939
Reclassifications	17,494	—	(20,806)	3,312	—
Repayments/sales	(79,550)	—	(232)	(16,478)	(96,260)
Purchases	57,814	—	—	1,093	58,907
Payment in-kind interest and dividends accrued	1,521	481	700	613	3,315
Accretion of original issue discount	212	69	566	—	847
Realized gain (loss) on investments	(9,844)	—	(20,499)	10,164	(20,179)
Net unrealized appreciation (depreciation) on investments	(6,433)	804	17,225	(18,744)	(7,148)
Balance as of September 30, 2018	$224,703	$32,148	$80,339	$102,231	$439,421

The following table provides a reconciliation of the beginning and ending balances for the Written Call Option that uses Level 3 inputs for the nine months ended September 30, 2018 (dollars in thousands):

Written Call Option
Balance as of January 1, 2018	$(6,815)
Payment from Written Call Option	20
Net unrealized appreciation on Written Call Option	6,795
Balance as of September 30, 2018	$—

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2017 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Warrants	Total
Balance as of January 1, 2017	$226,578	$71,483	$150,232	$93,346	$541,639
Reclassifications	(4,659)	—	(9,000)	13,659	—
Repayments/sales	(21,798)	(45,804)	(22,092)	(15,015)	(104,709)
Purchases	31,308	4,000	1,182	3,200	39,690
Payment in-kind interest and dividends accrued	3,609	688	651	690	5,638
Accretion of original issue discount	199	299	570	—	1,068
Realized gain (loss) on investments	(7,119)	(1,456)	—	7,826	(749)
Net unrealized appreciation (depreciation) on investments	(6,913)	1,564	(15,524)	9,402	(11,471)
Balance as of September 30, 2017	$221,205	$30,774	$106,019	$113,108	$471,106

The following table provides a reconciliation of the beginning and ending balances for the Written Call Option that uses Level 3 inputs for the nine months ended September 30, 2017 (dollars in thousands):

Written Call Option
Balance as of January 1, 2017	$(2,736)
Net unrealized depreciation on Written Call Option	(2,819)
Balance as of September 30, 2017	$(5,555)

The net change in unrealized depreciation on investments held as of September 30, 2018 and September 30, 2017, was $(28.9) million and $(14.0) million, respectively, and is included in net unrealized depreciation on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and (liabilities) as of September 30, 2018 were as follows:

	Fair Value (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
First lien debt	$186.9	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	9.3% – 16.0% (12.4%) 1.2x – 8.5x (4.0x) $1.8 million – $117.2 million ($24.3 million)
First lien debt	$37.8	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	5.3x – 6.8x (5.9x) $0.3 million – $2.7 million ($1.5 million) 1.0x – 1.0x (1.0x) $12.8 million – $12.8 million ($12.8 million)
Second lien debt	$15.8	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	12.5% – 18.1% (16.3%) 4.5x – 5.1x (4.7x) $67.6 million – $80.9 million ($76.8 million)
Second lien debt	$16.3	Enterprise Value Waterfall and Asset	EBITDA Multiple Adjusted EBITDA	6.0x – 6.0x (6.0x) $8.4 million – $8.4 million ($8.4 million)
Subordinated debt	$56.5	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	11.5% – 20.0% (14.3%) 3.1x – 8.8x (5.5x) $1.7 million – $16.4 million ($11.3 million)
Subordinated debt	$23.8	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	5.8x – 6.0x (5.8x) $1.8 million – $2.7 million ($2.6 million) 0.4x – 0.4x (0.4x) $553.5 million – $553.5 million ($553.5 million)
Equity and warrants	$102.2	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	3.3x – 15.0x (6.7x) $0.3 million – $117.2 million ($28.6 million) 0.4x – 0.5x (0.4x) $164.9 million – $553.5 million ($431.2 million)

(1)	$0.7 million in subordinated debt and $6.0 million in first lien debt were valued using the asset approach.

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

Note 5. Transactions With Affiliated Companies

During the nine months ended September 30, 2018, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2017 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	September 30, 2018 Fair Value

Affiliate investments

AAE Acquisition, LLC	Second Lien Debt (8.0% Cash, 4.0% PIK, Due 8/24/19)		$639	$15,603	$-	$(15,845)	$-	$242	$-

AAE Acquisition, LLC	Membership Units (2.2% fully diluted)		-	-	-	(17)	-	17	-

AAE Acquisition, LLC	Warrants (37.8% fully diluted)		-	-	-	-	-	-	-

			639	15,603	-	(15,862)	-	259	-

Burgaflex Holdings, LLC	First Lien Debt (12.0% Cash, 1.0% PIK, Due 3/23/21)	14,764	937	-	14,764	-	-	(310)	14,454

Burgaflex Holdings, LLC	Subordinated Debt (14.0% Cash, Due 8/9/19)		116	3,000	-	(3,000)	-	-	-

Burgaflex Holdings, LLC	Subordinated Debt (12.0% Cash, Due 8/9/19)		199	5,828	-	(5,828)	-	-	-

Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)		-	457	-	-	-	(457)	-

Burgaflex Holdings, LLC	Common Stock Class B (900,000 shares)		-	-	300	-	-	(300)	-

			1,252	9,285	15,064	(8,828)	-	(1,067)	14,454

Chef'n Corporation	Series A Preferred Stock (1,000,000 shares)		-	-	-	(644)	644	-	-

			-	-	-	(644)	644	-	-

City Gear, LLC	Subordinated Debt (13.0% Cash, Due 10/20/19)	8,231	811	8,231	-	-	-	-	8,231

City Gear, LLC (5)	Preferred Membership Units (2.8% fully diluted, 9.0% Cash Dividend)		87	1,269	-	-	-	-	1,269

City Gear, LLC	Membership Unit Warrants (11.4% fully diluted)		-	8,248	-	-	-	(2,438)	5,810

			898	17,748	-	-	-	(2,438)	15,310

Eastport Holdings, LLC	Subordinated Debt (15.3% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/29/20)	16,500	318	-	15,305	-	-	1,195	16,500

Eastport Holdings, LLC	Membership Units (22.9% ownership)		-	-	4,733	(1,470)	-	14,920	18,183

			318	-	20,038	(1,470)	-	16,115	34,683

GA Communications, Inc. (5)	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend)		-	3,225	203	-	-	(12)	3,416

GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)		-	1,932	-	-	-	(418)	1,514

			-	5,157	203	-	-	(430)	4,930

J&J Produce Holdings, Inc.	Subordinated Debt (13.0% Cash, Due 6/16/19)	6,406	593	6,170	38	-	-	(88)	6,120

J&J Produce Holdings, Inc.	Common Stock (8,182 shares)		-	-	-	-	-	-	-

J&J Produce Holdings, Inc.	Common Stock Warrants (6,369 shares)		-	-	-	-	-	-	-

			593	6,170	38	-	-	(88)	6,120

LJS Partners, LLC	Common Stock (1,587,848 shares)		-	7,650	293	-	-	(3,588)	4,355

			-	7,650	293	-	-	(3,588)	4,355

MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 1/31/19)	2,600	238	2,600	-	-	-	-	2,600

MMI Holdings, LLC	Subordinated Debt (6.0% Cash, Due 1/31/19)	400	18	400	-	-	-	-	400

MMI Holdings, LLC (5)	Preferred Units (1,000 units, 6.0% PIK Dividend)		-	1,520	69	-	-	(1)	1,588

MMI Holdings, LLC	Common Membership Units (45 units)		-	193	-	-	-	(2)	191

			256	4,713	69	-	-	(3)	4,779

MTI Holdings, LLC	Membership Units (2,000,000 units)		-	100	-	(139)	139	(100)	-

			-	100	-	(139)	139	(100)	-

Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)		-	8,528	-	-	-	(181)	8,347

			-	8,528	-	-	-	(181)	8,347

Source Capital Penray, LLC	Membership Units (11.3% ownership)		-	101	-	-	-	-	101

			-	101	-	-	-	-	101

STX Healthcare Management Services, Inc.	Common Stock (1,200,000 shares)		-	93	-	(80)	80	(93)	-

			-	93	-	(80)	80	(93)	-

US Bath Group, LLC	First Lien Debt (11.1% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 1/2/23)	13,063	1,428	-	15,000	(1,937)	-	-	13,063

US Bath Group, LLC	Membership Units (500,000 units)		-	-	500	-	-	1,526	2,026

			1,428	-	15,500	(1,937)	-	1,526	15,089

U.S. Well Services, LLC	First Lien Debt (8.1% Cash (1 month LIBOR + 6.0%, 1.0% Floor), Due 2/2/22)	2,299	136	2,299	-	-	-	-	2,299

U.S. Well Services, LLC	First Lien Debt (13.1% PIK (1 month LIBOR + 11.0%, 1.0% Floor), Due 2/2/22)	9,731	437	9,516	409	(194)	-	-	9,731

U.S. Well Services, LLC	Class A Units (5,680,688 Units)		-	15,004	-	-	-	(3,849)	11,155

U.S. Well Services, LLC	Class B Units (2,076,298 Units)		-	955	-	-	-	(183)	772

			573	27,774	409	(194)	-	(4,032)	23,957

V12 Holdings, Inc.	Subordinated Debt		-	1,035	-	(232)	93	(153)	743

			-	1,035	-	(232)	93	(153)	743

Total Affiliate investments			$5,957	$103,957	$51,614	$(29,386)	$956	$5,727	$132,868

Control investments

AAE Acquisition, LLC	Second Lien Debt (8.0% Cash, 4.0% PIK, Due 8/24/19)	$16,327	$324	$-	$16,327	$-	$-	$-	$16,327

AAE Acquisition, LLC	Membership Units (2.2% fully diluted)		-	-	17	-	-	(17)	-

AAE Acquisition, LLC	Warrants (37.8% fully diluted)		-	-	-	-	-	-	-

			324	-	16,344	-	-	(17)	16,327

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2017 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	September 30, 2018 Fair Value

CableOrganizer Acquisition, LLC	First Lien Debt (10.0% Cash, Due 5/24/19)	1,708	77	-	1,708	-	-	-	1,708

CableOrganizer Acquisition, LLC	First Lien Debt (12.0% Cash, 4.0% PIK, Due 6/30/19)	8,798	901	12,373	425	(2,354)	(1,646)	-	8,798

CableOrganizer Acquisition, LLC	Preferred Units (4,000,000 units)		-	-	2,354	-	-	(1,451)	903

CableOrganizer Acquisition, LLC	Common Stock (21.3% fully diluted)		-	118	-	-	-	(118)	-

CableOrganizer Acquisition, LLC	Common Stock Warrants (10.0% fully diluted )		-	60	-	-	-	(60)	-

			978	12,551	4,487	(2,354)	(1,646)	(1,629)	11,409

Eastport Holdings, LLC	Subordinated Debt (15.3% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/29/20)		2,146	16,500	-	(14,738)	-	(1,762)	-

Eastport Holdings, LLC	Membership Units (22.9% ownership)		-	26,449	-	(4,733)	-	(21,716)	-

			2,146	42,949	-	(19,471)	-	(23,478)	-

Kelle's Transport Service, LLC	First Lien Debt (4.0% Cash, Due 2/15/20)		82	2,000	1,300	(3,300)	-	-	-

Kelle's Transport Service, LLC	First Lien Debt (2.2% Cash, Due 2/15/20)		126	9,560	-	(10,000)	(3,669)	4,109	-

Kelle's Transport Service, LLC	Membership Units (27.5% fully diluted)		-	-	-	-	-	-	-

			208	11,560	1,300	(13,300)	(3,669)	4,109	-

Micro Precision, LLC	Subordinated Debt (10.0% Cash, Due 1/1/19)	1,862	140	1,862	-	-	-	-	1,862

Micro Precision, LLC	Subordinated Debt (14.0% Cash, 4.0% PIK, Due 1/1/19)	4,282	447	4,154	128	-	-	-	4,282

Micro Precision, LLC	Series A Preferred Units (47 units)		-	1,629	-	-	-	1,147	2,776

			587	7,645	128	-	-	1,147	8,920

Navis Holdings, Inc.	First Lien Debt (15.0% Cash, Due 10/30/20)	7,500	861	6,500	1,000	-	-	-	7,500

Navis Holdings, Inc. (5)	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend)		75	1,000	-	-	-	-	1,000

Navis Holdings, Inc.	Common Stock (300,000 shares)		-	5,005	-	-	-	(300)	4,705

			936	12,505	1,000	-	-	(300)	13,205

On-Site Fuel Service, Inc. (6)	First Lien Debt (18.0% Cash, Due 12/19/18)	16,316	30	-	11,020	-	-	(11,020)	-

On-Site Fuel Service, Inc.	Subordinated Debt (18.0% Cash, Due 12/19/18)		-	11,588	-	(11,020)	-	(568)	-

On-Site Fuel Service, Inc.	Series A Preferred Stock (32,782 shares)		-	-	-	-	-	-	-

On-Site Fuel Service, Inc.	Series B Preferred Stock (23,648 shares)		-	-	-	-	-	-	-

On-Site Fuel Service, Inc.	Common Stock (33,058 shares)		-	-	-	-	-	-	-

			30	11,588	11,020	(11,020)	-	(11,588)	-

Portrait Studio, LLC	First Lien Debt (9.0% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 2.0% Ceiling), Due 12/31/22)	2,580	123	1,860	2,160	(1,440)	-	-	2,580

Portrait Studio, LLC	First Lien Debt (9.1% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 5.0% Ceiling), Due 12/31/22)	4,500	328	4,500	-	-	-	-	4,500

Portrait Studio, LLC	Preferred Units (4,350,000 Units)		-	2,450	-	-	-	34	2,484

Portrait Studio, LLC	Membership Units (150,000 Units)		-	-	-	-	-	-	-

			451	8,810	2,160	(1,440)	-	34	9,564

Total Control investments			$5,660	$107,608	$36,439	$(47,585)	$(5,315)	$(31,722)	$59,425

(1) Represents the total amount of interest, original issue discount, fees or dividends credited to income for the portion of the year an investment was included in Affiliate or Control categories, respectively.

(2) Gross additions include increases in the cost basis of investments resulting from new portfolio investment, follow-on investments, accrued PIK and accretion of OID. Gross additions also include transfers into Affiliate or Control classification.

(3) Gross reductions include decreases in the total cost basis of investments resulting from principal repayments and sales. Gross reductions also include transfers out of Affiliate or Control classification.

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

(6) Non-accrual investment.

During the year ended December 31, 2017, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2016 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	December 31, 2017 Fair Value

Affiliate investments

AAE Acquisition, LLC	Second Lien Debt (8.0% Cash, 4.0% PIK, Due 8/24/19)	$15,846	$757	$-	$15,846	$-	$-	$(243)	$15,603

AAE Acquisition, LLC	Membership Units (2.2% fully diluted)		-	-	16	-	-	(16)	-

AAE Acquisition, LLC	Warrants (37.8% fully diluted)		-	-	-	-	-	-	-

			757	-	15,862	-	-	(259)	15,603

Burgaflex Holdings, LLC	Subordinated Debt (14.0% Cash, Due 8/9/19)	3,000	515	3,000	-	-	-	-	3,000

Burgaflex Holdings, LLC	Subordinated Debt (12.0% Cash, Due 8/9/19)	5,828	886	5,828	-	-	-	-	5,828

Burgaflex Holdings, LLC	Common Stock (1,253,198 shares)		-	1,248	-	-	-	(791)	457

			1,401	10,076	-	-	-	(791)	9,285

City Gear, LLC	Subordinated Debt (13.0% Cash, Due 10/20/19)	8,231	1,085	8,231	-	-	-	-	8,231

City Gear, LLC (5)	Preferred Membership Units (2.8% fully diluted, 9.0% Cash Dividend)		115	1,269	-	-	-	-	1,269

City Gear, LLC	Membership Unit Warrants (11.4% fully diluted)		-	9,736	-	-	-	(1,488)	8,248

			1,200	19,236	-	-	-	(1,488)	17,748

GA Communications, Inc. (5)	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend)		-	2,864	255	-	-	106	3,225

GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)		-	1,046	-	-	-	886	1,932

			-	3,910	255	-	-	992	5,157

J&J Produce Holdings, Inc.	Subordinated Debt (6.0% Cash, 7.0% PIK, Due 6/16/19)	6,368	632	6,182	186	-	-	(198)	6,170

J&J Produce Holdings, Inc.	Common Stock (8,182 shares)		-	-	-	-	-	-	-

J&J Produce Holdings, Inc.	Common Stock Warrants (6,369 shares)		-	-	-	-	-	-	-

			632	6,182	186	-	-	(198)	6,170

LJS Partners, LLC	Common Stock (1,500,000 shares)		-	8,497	-	(630)	-	(217)	7,650

			-	8,497	-	(630)	-	(217)	7,650

MJC Holdings, LLC	Series A Preferred Units (2,000,000 units)		-	5,011	-	(5,473)	4,473	(4,011)	-

			-	5,011	-	(5,473)	4,473	(4,011)	-

MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 1/31/19)	2,600	317	2,600	-	-	-	-	2,600

MMI Holdings, LLC	Subordinated Debt (6.0% Cash, Due 1/31/19)	400	24	400	-	-	-	-	400

MMI Holdings, LLC (5)	Preferred Units (1,000 units, 6.0% PIK Dividend)		-	1,433	85	-	-	2	1,520

MMI Holdings, LLC	Common Membership Units (45 units)		-	228	-	-	-	(35)	193

			341	4,661	85	-	-	(33)	4,713

MTI Holdings, LLC	Membership Units (2,000,000 units)		-	537	-	(437)	437	(437)	100

			-	537	-	(437)	437	(437)	100

Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)		-	-	6,958	-	-	1,570	8,528

			-	-	6,958	-	-	1,570	8,528

Source Capital Penray, LLC	Subordinated Debt (13.0% Cash, Due 4/8/19)		78	1,425	-	(1,425)	-	-	-

Source Capital Penray, LLC	Membership Units (11.3% ownership)		526	805	-	(750)	-	46	101

			604	2,230	-	(2,175)	-	46	101

STX Healthcare Management Services, Inc.	Common Stock (1,200,000 shares)		-	109	-	(16)	16	(16)	93

			-	109	-	(16)	16	(16)	93

U.S. Well Services, LLC	First Lien Debt (7.4% Cash (1 month LIBOR + 6.0%, 1.0% Floor), Due 2/2/22)	2,299	132	-	2,299	-	-	-	2,299

U.S. Well Services, LLC	First Lien Debt (12.4% PIK (1 month LIBOR + 11.0%, 1.0% Floor), Due 2/2/22)	9,516	83	-	9,516	-	-	-	9,516

U.S. Well Services, LLC	Class A Units (5,680,688 Units)		-	-	6,260	-	-	8,744	15,004

U.S. Well Services, LLC	Class B Units (2,076,298 Units)		$-	$-	$441	$-	$-	$514	$955

			215	-	18,516	-	-	9,258	27,774

V12 Holdings, Inc.	Subordinated Debt		-	1,015	-	-	-	20	1,035

			-	1,015	-	-	-	20	1,035

Total Affiliate investments			$5,150	$61,464	$41,862	$(8,731)	$4,926	$4,436	$103,957

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2016 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	December 31, 2017 Fair Value

Control investments

CableOrganizer Acquisition, LLC	First Lien Debt (12.0% Cash, 4.0% PIK, Due 5/24/18)	$12,373	$1,473	$11,882	$491	$-	$-	$-	$12,373

CableOrganizer Acquisition, LLC	Common Stock (21.3% fully diluted)		-	200	-	-	-	(82)	118

CableOrganizer Acquisition, LLC	Common Stock Warrants (10.0% fully diluted)		-	101	-	-	-	(41)	60

			1,473	12,183	491	-	-	(123)	12,551

Capitala Senior Liquid Loan Fund I, LLC	Common Stock (80.0% Ownership)		5	-	-	-	-	-	-

			5	-	-	-	-	-	-

Eastport Holdings, LLC	Subordinated Debt (14.5% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/29/20)	16,500	3,138	16,500	757	-	-	(757)	16,500

Eastport Holdings, LLC	Membership Units (33.3% ownership)		-	13,395	-	-	-	13,054	26,449

			3,138	29,895	757	-	-	12,297	42,949

Kelle's Transport Service, LLC	First Lien Debt (4.0% Cash, Due 2/15/20)	2,000	22	-	2,000	-	-	-	2,000

Kelle's Transport Service, LLC	First Lien Debt (1.5% Cash, Due 2/15/20)	13,674	77	-	13,669	-	-	(4,109)	9,560

Kelle's Transport Service, LLC	Membership Units (27.5% fully diluted)		-	-	-	-	-	-	-

			99	-	15,669	-	-	(4,109)	11,560

Micro Precision, LLC	Subordinated Debt (10.0% Cash, Due 9/15/18)	1,862	186	1,862	-	-	-	-	1,862

Micro Precision, LLC	Subordinated Debt (14.0% Cash, 4.0% PIK, Due 9/15/18)	4,154	577	3,989	165	-	-	-	4,154

Micro Precision, LLC	Series A Preferred Units (47 units)		-	2,523	-	-	-	(894)	1,629

			763	8,374	165	-	-	(894)	7,645

Navis Holdings, Inc.	First Lien Debt (15.0% Cash, Due 10/30/20)	6,500	989	6,500	-	-	-	-	6,500

Navis Holdings, Inc. (5)	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend)		100	1,000	-	-	-	-	1,000

Navis Holdings, Inc.	Common Stock (300,000 shares)		250	5,634	-	-	-	(629)	5,005

			1,339	13,134	-	-	-	(629)	12,505

On-Site Fuel Service, Inc.	Subordinated Debt (18.0% Cash, Due 12/19/18) (6)	14,072	-	10,303	1,182	-	-	103	11,588

On-Site Fuel Service, Inc.	Series A Preferred Stock (32,782 shares)		-	-	-	-	-	-	-

On-Site Fuel Service, Inc.	Series B Preferred Stock (23,648 shares)		-	-	-	-	-	-	-

On-Site Fuel Service, Inc.	Common Stock (33,058 shares)		-	-	-	-	-	-	-

			-	10,303	1,182	-	-	103	11,588

Portrait Studio, LLC	First Lien Debt (8.6% Cash (1 month LIBOR + 7.0%, 2.0% Ceiling), Due 12/31/22)	1,860	-	-	1,860	-	-	-	1,860

Portrait Studio, LLC	First Lien Debt (8.6% Cash (1 month LIBOR + 7.0%, 5.0% Ceiling), Due 12/31/22)	4,500	-	-	4,500	-	-	-	4,500

Portrait Studio, LLC	Preferred Units (4,350,000 Units)		-	-	2,450	-	-	-	2,450

Portrait Studio, LLC	Membership Units (150,000 Units)		-	-	-	-	-	-	-

			-	-	8,810	-	-	-	8,810

Print Direction, Inc.	First Lien Debt (10.0% Cash 2.0% PIK, due 2/24/19)		434	12,761	2,087	-	(19,403)	4,555	-

Print Direction, Inc.	Common Stock (18,543 shares)		-	-	40	-	(3,030)	2,990	-

Print Direction, Inc.	Common Stock Warrants (820 shares)		-	-	-	-	-	-	-

			434	12,761	2,127	-	(22,433)	7,545	-

Total Control investments			$7,251	$86,650	$29,201	$-	$(22,433)	$14,190	$107,608

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

The base management fee is calculated at an annual rate of 1.75% of the gross assets, which are the total assets reflected on the consolidated statements of assets and liabilities and includes any borrowings for investment purposes. Although the Company does not anticipate making significant investments in derivative financial instruments, the fair value of any such investments, which will not necessarily equal their notional value, will be included in the calculation of gross assets. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of the gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter.

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

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Advisor that would, when taken together with all other incentive fees paid to the Investment Advisor during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. As of September 30, 2018 and December 31, 2017, the Company had incentive fees payable to the Investment Advisor of $2.5 million and $2.2 million, respectively.

For the three months ended September 30, 2018 and 2017, the Company incurred $2.3 million and $2.4 million in base management fees, respectively. The Company incurred $0.0 million and $0.0 million in incentive fees related to pre-incentive fee net investment income for the three months ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2018 and 2017, our Investment Advisor waived incentive fees of $0.0 million and $0.0 million, respectively.

For the nine months ended September 30, 2018 and 2017, the Company incurred $6.9 million and $7.4 million in base management fees, respectively. The Company incurred $0.2 million and $1.3 million in incentive fees related to pre-incentive fee net investment income for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, our Investment Advisor waived incentive fees of $0.0 million and $1.0 million, respectively.

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

For the three and nine months ended September 30, 2018, the Company paid the Administrator $0.4 million and $1.1 million, respectively, for the Company’s allocable portion of the Administrator’s overhead. For the three and nine months ended September 30, 2017, the Company paid the Administrator $0.3 million and $0.8 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

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

Note 7. Related Party Transactions

At September 30, 2018 and December 31, 2017, the Company had the following receivables from (payables to) related parties relating to certain management fees, incentive fees, reimbursable expenses, and other payments owed to related parties (dollars in thousands):

	September 30, 2018	December 31, 2017
CapitalSouth Corporation	$—	$74
CapitalSouth Partners Florida Sidecar Fund II, L.P.	—	21
Capitala Investment Advisors, LLC	(2,509)	(2,172)
Total	$(2,509)	$(2,077)

These amounts are reflected in the accompanying consolidated statements of assets and liabilities under the captions, “Due from related parties” and “Management and incentive fees payable.”

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

Note 8. Borrowings

SBA Debentures

The Company, through its two wholly owned subsidiaries, uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of September 30, 2018 and December 31, 2017, the Company had $165.7 million and $170.7 million, respectively, of SBA-guaranteed debentures outstanding. The Company has issued all SBA-guaranteed debentures that were permitted under each of the Legacy Funds’ respective SBIC licenses (as applicable), and there are no unused SBA debenture commitments remaining. SBA-guaranteed debentures are secured by a lien on all assets of Fund II and Fund III. As of September 30, 2018 and December 31, 2017, Fund II and Fund III had total assets of approximately $331.8 million and $341.5 million, respectively. On June 10, 2014, the Company received an exemptive order from the SEC exempting the Company, Fund II, and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. The Company intends to comply with the conditions of the order.

The following table summarizes the interest expense and annual charges, deferred financing costs, average balance outstanding, and average stated interest and annual charge rate on the SBA-guaranteed debentures for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest expense and annual charges	$1,574	$1,597	$4,716	$4,739
Deferred financing costs	153	153	458	456
Total interest and financing expenses	$1,727	$1,750	$5,174	$5,195
Average outstanding balance	$169,069	$170,700	$170,151	$170,700
Average stated interest and annual charge rate	3.69%	3.71%	3.71%	3.71%

As of September 30, 2018 and December 31, 2017, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):

Fixed Maturity Date	Interest Rate	SBA Annual Charge	September 30, 2018	December 31, 2017
March 1, 2019	4.620%	0.941%	$—	$5,000
September 1, 2020	3.215%	0.285%	19,000	19,000
March 1, 2021	4.084%	0.515%	15,700	15,700
March 1, 2021	4.084%	0.285%	46,000	46,000
March 1, 2022	2.766%	0.285%	10,000	10,000
March 1, 2022	2.766%	0.515%	50,000	50,000
March 1, 2023	2.351%	0.515%	25,000	25,000
			$165,700	$170,700

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance and average stated interest rate on the 2021 Notes for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest expense	$—	$—	$—	$3,908
Deferred financing costs	—	—	—	293
Total interest and financing expenses	$—	$—	$—	$4,201
Average outstanding balance	$—	$—	$—	$71,885
Average stated interest rate	—%	—%	—%	7.125%

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance and average stated interest rate on the 2022 Notes for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest expense	$1,125	$1,132	$3,375	$1,687
Deferred financing costs	128	121	379	181
Total interest and financing expenses	$1,253	$1,253	$3,754	$1,868
Average outstanding balance	$75,000	$75,000	$75,000	$37,747
Average stated interest rate	6.0%	6.0%	6.0%	6.0%

2022 Convertible Notes

On May 26, 2017, the Company issued $50.0 million in aggregate principal amount of 5.75% fixed-rate convertible notes due May 31, 2022 (the “2022 Convertible Notes”). On June 26, 2017, the Company issued an additional $2.1 million in aggregate principal amount of the 2022 Convertible Notes pursuant to a partial exercise of the underwriters’ overallotment option. Interest was payable quarterly beginning August 31, 2017.

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Convertible Notes for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest expense	$749	$759	$2,247	$1,040
Deferred financing costs	82	77	241	102
Total interest and financing expenses	$831	$836	$2,488	$1,142
Average outstanding balance	$52,088	$52,088	$52,088	$24,185
Average stated interest rate	5.75%	5.75%	5.75%	5.75%

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

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the Credit Facility for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest expense	$31	$59	$291	$874
Deferred financing costs	113	341	328	834
Unused commitment fees	365	346	980	612
Total interest and financing expenses	$509	$746	$1,599	$2,320
Average outstanding balance	$2,391	$5,435	$8,098	$29,055
Average stated interest rate	5.13%	4.25%	4.85%	4.02%

As of September 30, 2018 and December 31, 2017, the Company had $0.0 million and $9.0 million, respectively, outstanding under the Credit Facility. The Credit Facility is secured by investments and cash held by the Company, exclusive of assets held at our two SBIC subsidiaries. Assets pledged to secure the Credit Facility had a carrying value of $161.9 million and $192.4 million, respectively, at September 30, 2018 and December 31, 2017. As part of the terms of the Credit Facility, the Company may not make cash distributions with respect to any taxable year that exceed 110% (125% if the Company is not in default and our covered debt does not exceed 85% of the borrowing base) of the amounts required to be distributed to maintain eligibility as a RIC and to reduce our tax liability to zero for taxes imposed on our investment company taxable income and net capital gains.

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2018, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
SBA debentures	$165,700	$165,120	$—	$—	$165,120
2022 Notes	75,000	74,820	74,820	—	—
2022 Convertible Notes	52,088	51,504	51,504	—	—
Credit Facility	—	—	—	—	—
Total	$292,788	$291,444	$126,324	$—	$165,120

(1)	Carrying value equals the gross principal outstanding at period end.

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

Note 9. Directors’ Fees

Our independent directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three and nine months ended September 30, 2018, the Company recognized directors’ fees expense of $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2017, the Company recognized directors’ fees expense of $0.1 million and $0.3 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

Note 10. Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in three portfolio companies that are considered significant subsidiaries under the guidance in Regulation S-X, but are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each such portfolio company, along with summarized financial information as of September 30, 2018 and December 31, 2017, and for the nine months ended September 30, 2018 and September 30, 2017, respectively.

AAE Acquisition, LLC

AAE Acquisition, LLC, formed on May 21, 2004 as a Delaware limited liability company, is an aerial equipment rental and services business primarily serving the Gulf Coast region. The income the Company generated from AAE Acquisition, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $1.7 million and $1.1 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.

CableOrganizer Acquisition, LLC

CableOrganizer Acquisition, LLC, a Delaware limited liability company that began operations on April 23, 2013, is a leading online provider of cable and wire management products. The income (loss) the Company generated from CableOrganizer Acquisition, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $(0.2) million and $1.3 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.

Micro Precision, LLC

Micro Precision, LLC, formed on August 5, 2011 as a Delaware limited liability company, is a prime contractor supplying critical parts and mechanical assemblies to the U.S. Department of Defense as well as designer and manufacturer of locomotive air horns. The income (loss) the Company generated from Micro Precision, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $1.9 million and $(0.2) million for the nine months ended September 30, 2018 and September 30, 2017, respectively.

The summarized unaudited financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):

	As of
	September 30,	December 31,
Balance Sheet – AAE Acquisition, LLC	2018	2017
Current assets	$7,190	$6,712
Noncurrent assets	24,838	27,668
Total assets	$32,028	$34,380

Current liabilities	$53,009	$2,897
Noncurrent liabilities	3,001	51,428
Total liabilities	$56,010	$54,325

Total deficit	$(23,982)	$(19,945)

	For the nine months ended
	September 30,	September 30,
Statement of Operations – AAE Acquisition, LLC	2018	2017
Net sales	$19,777	$19,925
Cost of goods sold	14,386	15,242
Gross profit	$5,391	$4,683

Other expenses	$9,327	$8,840
Loss before income taxes	(3,936)	(4,157)
Income tax provision	—	—
Net loss	$(3,936)	$(4,157)

	As of
Balance Sheet – CableOrganizer Acquisition, LLC	September 30, 2018	December 31, 2017
Current assets	$3,307	$5,182
Noncurrent assets	8,534	8,354
Total assets	$11,841	$13,536

Current liabilities	$12,726	$5,205
Noncurrent liabilities	—	12,346
Total liabilities	$12,726	$17,551

Total deficit	$(885)	$(4,015)

	For the nine months ended
Statements of Operations – CableOrganizer Acquisition, LLC	September 30, 2018	September 30, 2017
Net sales	$14,348	$21,926
Cost of goods sold	9,601	15,558
Gross profit	$4,747	$6,368

Other expenses	$6,022	$7,767
Loss before income taxes	(1,275)	(1,399)
Income tax provision	—	—
Net loss	$(1,275)	$(1,399)

	As of
Balance Sheet – Micro Precision, LLC	September 30, 2018	December 31, 2017
Current assets	$6,054	$6,187
Noncurrent assets	19,494	15,864
Total assets	$25,548	$22,051

Current liabilities	$8,127	$6,511
Noncurrent liabilities	13,958	15,790
Total liabilities	$22,085	$22,301

Total equity (deficit)	$3,463	$(250)

	For the nine months ended
Statements of Operations – Micro Precision, LLC	September 30, 2018	September 30, 2017
Net sales	$8,479	$8,198
Cost of goods sold	4,565	4,251
Gross profit	$3,914	$3,947

Other expenses	$4,167	$3,586
Income (loss) before income taxes	(253)	361
Income tax provision	—	—
Net income (loss)	$(253)	$361

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. For the three and nine months ended September 30, 2018 and September 30, 2017, 3.3 million in convertible shares related to the 2022 Convertible Notes were considered anti-dilutive.

The following information sets forth the computation of the weighted average basic and diluted decrease in net assets from operations per share for the three and nine months ended September 30, 2018 and September 30, 2017 (dollars in thousands, except share and per share data):

	For the three months ended		For the nine months ended
Basic and diluted	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net decrease in net assets from operations	$(11,916)	$(5,753)	$(6,827)	$(6,395)
Weighted average common stock outstanding – basic and diluted	16,001,919	15,911,160	15,981,154	15,891,636
Net decrease in net assets per share from operations – basic and diluted	$(0.74)	$(0.36)	$(0.43)	$(0.40)

Note 12. Distributions

The Company’s distributions are recorded as payable on the declaration date. Stockholders have the option to receive payment of the distribution in cash, shares of common stock, or a combination of cash and common stock.

The following table summarizes the Company’s distribution declarations for the nine months ended September 30, 2018 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 2, 2018	January 22, 2018	January 30, 2018	$0.0833	$1,275	7,280	$54
January 2, 2018	February 20, 2018	February 27, 2018	0.0833	1,275	8,076	54
January 2, 2018	March 23, 2018	March 29, 2018	0.0833	1,274	7,631	56
April 2, 2018	April 19, 2018	April 27, 2018	0.0833	1,278	7,006	53
April 2, 2018	May 22, 2018	May 30, 2018	0.0833	1,277	6,875	54
April 2, 2018	June 20, 2018	June 28, 2018	0.0833	1,280	6,591	52
July 2, 2018	July 23, 2018	July 30, 2018	0.0833	1,279	6,515	53
July 2, 2018	August 23, 2018	August 30, 2018	0.0833	1,277	6,699	56
July 2, 2018	September 20, 2018	September 27, 2018	0.0833	1,249	10,066	84
Total Distributions Declared and Distributed			$0.75	$11,464	66,739	$516

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

Note 13. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2018 and 2017 (dollars in thousands, except share and per share data):

	September 30, 2018	September 30, 2017
Per share data:
Net asset value at beginning of period	$13.91	$15.79
Net investment income(1)	0.78	0.71
Net realized loss on investments(1)	(1.26)	(0.05)
Net unrealized depreciation on investments(1)	(0.45)	(0.72)
Net unrealized appreciation (depreciation) on Written Call Option(1)	0.43	(0.18)
Tax benefit (provision)(1)	0.07	(0.17)
Distributions declared from net investment income	(0.75)	(1.17)
Other(7)	(0.02)	—
Net asset value at end of period	$12.71	$14.21
Net assets at end of period	$203,596	$226,307
Shares outstanding at end of period	16,017,970	15,930,631
Per share market value at end of period	$8.71	$9.54
Total return based on market value(2)	31.81%	(18.50)%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(9)	7.80%	6.70%
Ratio of incentive fee, net of incentive fee waiver, to average net assets(6)(10)	0.11%	0.15%
Ratio of interest and financing expenses to average net assets(8)	8.06%	8.17%
Ratio of loss on extinguishment of debt to average net assets(10)	—%	1.13%
Ratio of tax (benefit) provision to average net assets(8)	(0.73)%	1.48%
Ratio of other operating expenses to average net assets(8)	6.32%	5.75%
Ratio of total expenses including tax benefit, net of fee waivers, to average net assets(6)(9)	13.76%	16.68%
Portfolio turnover rate(3)	12.23%	7.81%
Average debt outstanding(4)	$305,337	$333,572
Average debt outstanding per common share	$19.06	$20.94
Asset coverage ratio per unit(5)	$2,602	$2,781

(1)	Based on daily weighted average balance of shares outstanding during the period.

(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.

(3)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value. Portfolio turnover rates that cover less than a full period are not annualized.

(4)	Based on daily weighted average balance of debt outstanding during the period.

(5)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of September 30, 2018 and September 30, 2017 pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(6)	The ratio of waived incentive fees to average net assets was 0.00% and 0.40%, for the nine months ended September 30, 2018 and September 30, 2017.

(7)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(8)	Ratios are annualized.

(9)	Ratios are annualized. Incentive fees, net of incentive fees waiver and loss on extinguishment of debt included within the ratio are not annualized.

(10)	Ratio is not annualized.

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of September 30, 2018.

Distributions

On October 1, 2018, the Company’s Board declared normal monthly distributions for October, November, and December of 2018 as set forth below:

Date Declared	Record Date	Payment Date	Distributions per Share
October 1, 2018	October 23, 2018	October 30, 2018	$0.0833
October 1, 2018	November 21, 2018	November 29, 2018	$0.0833
October 1, 2018	December 20, 2018	December 28, 2018	$0.0833

Reduced Asset Coverage Ratio

On November 1, 2018, the Board, including a ‘‘required majority’’ (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, our asset coverage requirements for senior securities will be changed from 200% to 150%, effective November 1, 2019.

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate or repay their borrowings, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we use leverage as part of our investment strategy; and

•	the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in our Annual Report on Form 10-K and in this quarterly report on Form 10-Q.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in this quarterly report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or U.S. Securities and Exchange Commission (“SEC”) rule or regulation.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally must invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150%, if certain requirements are met) after such borrowing, with certain limited exceptions. On March 23, 2018, the Small Business Credit Availability Act (the “SBCA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met. On November 1, 2018, the Board, including a ‘‘required majority’’ (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage. As a result, our asset coverage requirements for senior securities will be changed from 200% to 150%, effective November 1, 2019. To maintain our regulated investment company (“RIC”) status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

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

The Company’s financial statements as of September 30, 2018 and December 31, 2017 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, Florida Sidecar, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

Consolidation

As provided under ASC 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned investment company subsidiaries (Fund II, Fund III, Florida Sidecar, and the Taxable Subsidiaries) in its consolidated financial statements.

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

The Company elected to amend its tax year end from August 31 to December 31 and has filed a tax return for the four months ended December 31, 2017. The election to change tax year end is not expected to have a material impact on the Company’s consolidated statements of operations, the Company’s tax status as a RIC, or the nature of distributions paid to our stockholders.

The tax years ended December 31, 2017, August 31, 2017, August 31, 2016, and August 31, 2015 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the periods ended September 30, 2018 and September 30, 2017. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

For U.S. federal income tax purposes, as of September 30, 2018, the aggregate net unrealized appreciation for all securities was $27.4 million. As of September 30, 2018, gross unrealized appreciation was $63.7 million and gross unrealized depreciation was $36.3 million. The aggregate cost of securities for U.S. federal income tax purposes was $412.0 million as of September 30, 2018. For U.S. federal income tax purposes, as of December 31, 2017, the aggregate net unrealized appreciation for all securities was $34.9 million. As of December 31, 2017, gross unrealized appreciation was $81.4 million and gross unrealized depreciation was $46.5 million. The aggregate cost of securities for U.S. federal income tax purposes was $465.0 million as of December 31, 2017.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of September 30, 2018 and December 31, 2017, the Company recorded a net deferred tax liability of $0.1 million and $1.3 million, respectively. For the three months ended September 30, 2018, the Company recorded a tax provision of $(0.1) million. For the nine months ended September 30, 2018, the Company recorded a tax benefit of $1.2 million. For the three and nine months ended September 30, 2017, the Company recorded a tax provision of $(2.7) million.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of September 30, 2018 and December 31, 2017, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of September 30, 2018 and December 31, 2017. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. The Taxable Subsidiaries’ provisional tax is based on the new lower blended federal and state corporate tax rate of 25%. This estimate incorporates assumptions made based on the Taxable Subsidiaries’ current interpretation of the Tax Cuts and Jobs Act and may change, possibly materially, as we complete our analysis and receive additional clarification and implementation guidance.

Portfolio and Investment Activity

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through the Company’s subsidiaries that are licensed by the SBA under the SBIC Act, the Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests in first lien loans, second lien loans, and subordinated loans. Most of the Company’s debt investments are coupled with equity interests, whether in the form of detachable “penny” warrants or equity co-investments made pari-passu with our borrowers’ financial sponsors. As of September 30, 2018, our portfolio consisted of investments in 42 portfolio companies with a fair value of approximately $439.4 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans or delayed draw facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt in one debt security, bifurcating the loan into a first-out tranche and last-out tranche. As of September 30, 2018, 9.8% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2017, 13.7% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

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

During the three months ended September 30, 2018, we made approximately $19.9 million of investments and had approximately $42.6 million in repayments and sales of investments, resulting in net repayments and sales of approximately $22.7 million for the period. During the three months ended September 30, 2017, we made approximately $11.4 million of investments and had approximately $22.4 million in repayments and sales, resulting in net repayments and sales of approximately $11.0 million for the period.

During the nine months ended September 30, 2018, we made approximately $58.9 million of investments and had approximately $96.3 million in repayments and sales of investments, resulting in net repayments and sales of approximately $37.4 million for the period. During the nine months ended September 30, 2017, we made approximately $39.7 million of investments and had approximately $104.7 million in repayments and sales, resulting in net repayments and sales of approximately $65.0 million for the period.

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

The Written Call Option granted FSC II the right to purchase up to 31.25% of the Company’s equity investment in Eastport Holdings, LLC. The Written Call Option had a strike price of $1.5 million and a termination date of August 31, 2018. On August 27, 2018, FSC II exercised its option at a strike price of $1.5 million. The fair value of the Written Call Option, which has been treated as a derivative liability and is recorded in the financial statement line item Written Call Option at fair value in the Company’s consolidated statements of assets and liabilities, was approximately $0.0 million and $6.8 million as of September 30, 2018, and December 31, 2017, respectively. For purposes of determining the fair value of the Written Call Option, the Company calculated the difference in the fair value of the underlying equity investment in Eastport Holdings, LLC and the strike price of the Written Call Option, or intrinsic value. The Written Call Option was classified as a Level 3 financial instrument.

As of September 30, 2018, our debt investment portfolio, which represented 76.7% of our total portfolio, had a weighted average annualized yield of approximately 12.0%. As of September 30, 2018, 45.3% of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2017, our debt investment portfolio, which represented 75.5% of our total portfolio, had a weighted average annualized yield of approximately 11.9%. As of December 31, 2017, 51.7% of our debt investment portfolio was bearing a fixed rate of interest.

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

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of September 30, 2018 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$244,792	53.0%	$224,703	45.9%
Second Lien Debt	33,017	7.1	32,148	6.5
Subordinated Debt	79,966	17.3	80,339	16.4
Equity and Warrants	53,882	11.7	102,231	20.9
Cash and Cash Equivalents	50,456	10.9	50,456	10.3
Total	$462,113	100.0%	$489,877	100.0%

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of December 31, 2017 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$257,147	51.8%	$243,489	45.8%
Second Lien Debt	32,465	6.6	30,794	5.8
Subordinated Debt	120,235	24.2	103,385	19.5
Equity and Warrants	55,180	11.1	122,271	23.0
Cash and Cash Equivalents	31,221	6.3	31,221	5.9
Total	$496,248	100.0%	$531,160	100.0%

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	September 30, 2018		December 31, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$58,402	13.3%	$70,122	14.0%
Consumer Products	28,358	6.4	29,612	5.9
Information Technology	25,239	5.7	24,761	5.0
Financial Services	25,030	5.7	26,920	5.4
Oil & Gas Services	23,957	5.5	27,774	5.6
Healthcare	19,428	4.4	21,368	4.3
Sales & Marketing Services	18,639	4.2	17,388	3.5
Food Product Manufacturer	16,781	3.8	16,222	3.2
Industrial Equipment Rental	16,327	3.7	15,603	3.1
Footwear Retail	15,310	3.5	17,748	3.6
Building Products	15,089	3.4	17,879	3.6
Retail	15,000	3.4	15,000	3.0
Automobile Part Manufacturer	14,454	3.3	9,285	1.9
Healthcare Management	14,000	3.2	9,014	1.8
Textile Equipment Manufacturer	13,205	3.0	12,505	2.5
Telecommunications	13,000	3.0	—	—
IT Consulting	12,192	2.8	12,231	2.4
Government Services	12,125	2.8	10,320	2.1
Computer Supply Retail	11,409	2.6	12,551	2.5
Professional and Personal Digital Imaging	9,564	2.2	8,810	1.8
Conglomerate	8,920	2.0	7,645	1.5
Advertising & Marketing Services	8,845	2.0	5,157	1.0
Oil & Gas Engineering and Consulting Services	8,347	1.9	8,528	1.7
Produce Distribution	6,120	1.4	6,170	1.2
Farming	5,880	1.3	5,581	1.1
Restaurant	4,897	1.1	4,880	1.0
Medical Device Distributor	4,779	1.1	4,713	0.9
QSR Franchisor	4,355	1.0	7,650	1.5
Online Merchandise Retailer	3,511	0.8	3,755	0.8
Logistics	3,000	0.7	—	—
Home Repair Parts Manufacturer	1,656	0.4	2,767	0.6
Household Product Manufacturer	758	0.2	1,316	0.3
Data Processing & Digital Marketing	743	0.2	1,035	0.2
Automotive Chemicals & Lubricants	101	0.0	101	0.0
Specialty Retail	—	—	20,713	4.1
Fuel Transportation Services	—	—	11,588	2.3
Transportation	—	—	11,560	2.3
Refrigeration/HVAC Services	—	—	8,736	1.7
Bowling Products	—	—	7,186	1.4
Consumer Electronics	—	—	3,498	0.7
Replacement Window Manufacturer	—	—	1,880	0.4
In-Home Healthcare Services	—	—	174	0.1
Retail Display & Security Services	—	—	100	0.0
Dental Practice Management	—	—	93	0.0
Total	$439,421	100.0%	$499,939	100.0%

With the exception of the international investment holdings noted below, all investments made by the Company as of September 30, 2018 and December 31, 2017 were made in portfolio companies located in the U.S. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018		December 31, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$235,770	53.7%	$254,829	51.0%
Midwest	75,123	17.0	84,832	17.0
West	69,246	15.8	107,835	21.5
Northeast	53,252	12.1	44,428	8.9
International	6,030	1.4	8,015	1.6
Total	$439,421	100.0%	$499,939	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	As of September 30, 2018		As of December 31, 2017
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$197,508	44.9%	$191,204	38.2%
2	131,310	29.9	186,445	37.3
3	97,917	22.3	97,309	19.5
4	12,686	2.9	24,981	5.0
5	—	—	—	—
Total	$439,421	100.0%	$499,939	100.0%

As of September 30, 2018, we had debt investments in three portfolio companies on non-accrual status with an amortized cost of $31.8 million and a fair value of $12.7 million, which represented 7.7% and 2.9% of the investment portfolio, respectively. As of December 31, 2017, we had debt investments in four portfolio companies on non-accrual status with an amortized cost of $50.1 million and a fair value of $25.0 million, which represented 10.8% and 5.0% of the investment portfolio, respectively.

Results of Operations

Operating results for the three and nine months ended September 30, 2018 and 2017 were as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Total investment income	$11,530	$12,312	$35,984	$39,489
Total expenses, net of incentive fee waivers	7,679	7,902	23,464	28,185
Net investment income	3,851	4,410	12,520	11,304
Net realized gain (loss) on investments	6,298	(10,283)	(20,179)	(749)
Net unrealized appreciation (depreciation) on investments	(28,750)	3,187	(7,148)	(11,471)
Net unrealized appreciation (depreciation) on Written Call Option	6,795	(407)	6,795	(2,819)
Tax benefit (provision)	(110)	(2,660)	1,185	(2,660)
Net decrease in net assets resulting from operations	$(11,916)	$(5,753)	$(6,827)	$(6,395)

Investment income

The composition of our investment income for the three and nine months ended September 30, 2018 and 2017 was as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest income	$9,885	$9,514	$31,149	$31,288
Fee income	557	247	1,221	1,243
Payment-in-kind interest and dividend income	988	1,880	3,315	5,638
Dividend income	54	580	221	1,110
Other income	—	48	—	125
Interest from cash and cash equivalents	46	43	78	85
Total investment income	$11,530	$12,312	$35,984	$39,489

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

For the three months ended September 30, 2018, total investment income decreased by $0.8 million, or 6.4%, compared to the three months ended September 30, 2017. Interest income increased $0.4 million, from $9.5 million for the three months ended September 30, 2017 to $9.9 million for the three months ended September 30, 2018. The increase from the prior period is primarily related to a higher average cash interest rate during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Fee income increased from $0.2 million for the three months ended September 30, 2017 to $0.6 million for the three months ended September 30, 2018. For the three months ended September 30, 2018, we generated $0.5 million in origination fees from new deployments and $0.1 million in other fees. Comparatively, for the three months ended September 30, 2017, we generated $0.2 million in origination fees from new deployments and $45 thousand in non-origination fees. The increase in interest income and fee income was offset by a $0.9 million decline in PIK income. PIK income declined from $1.9 million for the three months ended September 30, 2017 to $1.0 million for the three months ended September 30, 2018, primarily due to a decrease in investments with a contractual PIK rate. Dividend income decreased from $0.6 million for the three months ended September 30, 2017 to $0.1 million for the three months ended September 30, 2018, mostly driven by a one-time dividend paid during the three months ended September 30, 2017.

For the nine months ended September 30, 2018, total investment income decreased by $3.5 million, or 8.9%, compared to the nine months ended September 30, 2017. The decrease from the prior period was driven primarily by a $2.3 million decline in PIK income, from $5.6 million for the nine months ended September 30, 2017, to $3.3 million for the nine months ended September 30, 2018. The decline in PIK income was primarily due to a decrease in investments with a contractual PIK rate. Interest income decreased from $31.3 million for the nine months ended September 30, 2017 to $31.1 million for the nine months ended September 30, 2018. The decrease in interest income was driven by a decline in average debt investments, partially offset by the impact of income reversal on non-accrual loans added during the nine months ended September 30, 2017. Fee income was consistent with the prior period. For the nine months ended September 30, 2018, we generated $0.9 million in origination fees from new deployments and $0.3 million in other fees. Comparatively, for the nine months ended September 30, 2017, we generated $0.6 million in origination fees from new deployments and $0.6 million in non-origination fees. Dividend income decreased from $1.1 million for the nine months ended September 30, 2017 to $0.2 million for the nine months ended September 30, 2018, mostly driven by one-time dividends paid during the nine months ended September 30, 2017.

Operating expenses

The composition of our expenses for the three and nine months ended September 30, 2018 and September 30, 2017 was as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest and financing expenses	$4,320	$4,585	$13,015	$14,726
Loss on extinguishment of debt	—	—	—	2,732
Base management fee	2,254	2,417	6,871	7,436
Incentive fees, net of incentive fee waiver	—	—	244	350
General and administrative expenses	1,105	900	3,334	2,941
Total expenses, net of incentive fee waiver	$7,679	$7,902	$23,464	$28,185

For the three months ended September 30, 2018, operating expenses decreased $0.2 million, or 2.8%, compared to the three months ended September 30, 2017. For the three months ended September 30, 2018, interest and financing expenses decreased $0.3 million compared to the three months ended September 30, 2017, due primarily to a lower average outstanding debt balance. Management fees declined from $2.4 million for the three months ended September 30, 2017 to $2.3 million for the three months ended September 30, 2018, due to lower average assets under management. General and administrative expenses increased $0.2 million, from $0.9 million for the three months ended September 30, 2017 to $1.1 million for the three months ended September 30, 2018, due primarily to higher legal expenses.

For the nine months ended September 30, 2018, operating expenses decreased $4.7 million, or 16.8%, compared to the nine months ended September 30, 2017. For the nine months ended September 30, 2017, we recognized a $2.7 million loss on extinguishment of debt related to repayment of our 7.125% Notes due 2021 (the “2021 Notes”). For the nine months ended September 30, 2018, interest and financing expenses decreased $1.7 million compared to the nine months ended September 30, 2017, due primarily to a larger average outstanding debt balance and a higher weighted average interest rate for the nine months ended September 30, 2017. Management fees declined from $7.4 million for the nine months ended September 30, 2017 to $6.9 million for the nine months ended September 30, 2018, due to lower average assets under management. Incentive fees, net of incentive fee waiver, declined by $0.1 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, due to lower pre-incentive fee net investment income. General and administrative expenses increased $0.4 million, from $2.9 million for the nine months ended September 30, 2017 to $3.3 million for the three months ended September 30, 2018, due primarily to higher legal expenses and payments made to the Administrator.

Net realized gains (losses) on sales of investments

During the three and nine months ended September 30, 2018 we recognized $6.3 million and $(20.2) million, respectively, of net realized gains (losses) on our portfolio investments. During the three and nine months ended September 30, 2017 we recognized $(10.3) million and $(0.7) million, respectively, of net realized losses on our portfolio investments.

Net unrealized appreciation (depreciation) on investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three and nine months ended September 30, 2018 we had net unrealized depreciation of $(28.8) million and $(7.1) million, respectively. For the three and nine months ended September 30, 2017 we had net unrealized depreciation of $3.2 million and $(11.5) million, respectively.

Net unrealized appreciation (depreciation) on Written Call Option

For the three and nine months ended September 30, 2018 we had net unrealized appreciation on the Written Call Option of $6.8 million and $6.8 million, respectively. For the three and nine months ended September 30, 2017 we had net unrealized depreciation on the Written Call Option of $(0.4) million and $(2.8) million, respectively.

Tax benefit (provision)

For the three and nine months ended September 30, 2018 we recorded a tax provision of $(0.1) million and a tax benefit of $1.2 million, respectively. For the three and nine months ended September 30, 2017 a tax provision of $(2.7) million was recorded.

Changes in net assets resulting from operations

For the three and nine months ended September 30, 2018 we recorded a net decrease in net assets resulting from operations of $(11.9) million and $(6.8) million, respectively. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2018 our per share net decrease in net assets resulting from operations was $(0.74) and $(0.43), respectively.

For the three and nine months ended September 30, 2017 we recorded a net decrease in net assets resulting from operations of $(5.8) million and $(6.4) million, respectively. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2017 our per share net decrease in net assets resulting from operations was $(0.36) and $(0.40), respectively.

 Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in three portfolio companies that are considered significant subsidiaries under the guidance in Regulation S-X, but are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each such portfolio company, along with summarized financial information as of September 30, 2018 and December 31, 2017, and for the nine months ended September 30, 2018 and September 30, 2017.

AAE Acquisition, LLC

AAE Acquisition, LLC, formed on May 21, 2004 as a Delaware limited liability company, is an aerial equipment rental and services business primarily serving the Gulf Coast region. The income the Company generated from AAE Acquisition, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $1.7 million and $1.1 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.

CableOrganizer Acquisition, LLC

CableOrganizer Acquisition, LLC, a Delaware limited liability company that began operations on April 23, 2013, is a leading online provider of cable and wire management products. The income (loss) the Company generated from CableOrganizer Acquisition, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $(0.2) million and $1.3 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.

Micro Precision, LLC

Micro Precision, LLC, formed on August 5, 2011 as a Delaware limited liability company, is a prime contractor supplying critical parts and mechanical assemblies to the U.S. Department of Defense as well as designer and manufacturer of locomotive air horns. The income (loss) the Company generated from Micro Precision, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $1.9 million and $(0.2) million for the nine months ended September 30, 2018 and September 30, 2017, respectively.

The summarized unaudited financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):

	As of
	September 30,	December 31,
Balance Sheet – AAE Acquisition, LLC	2018	2017
Current assets	$7,190	$6,712
Noncurrent assets	24,838	27,668
Total assets	$32,028	$34,380

Current liabilities	$53,009	$2,897
Noncurrent liabilities	3,001	51,428
Total liabilities	$56,010	$54,325

Total deficit	$(23,982)	$(19,945)

	For the nine months ended
	September 30,	September 30,
Statement of Operations – AAE Acquisition, LLC	2018	2017
Net sales	$19,777	$19,925
Cost of goods sold	14,386	15,242
Gross profit	$5,391	$4,683

Other expenses	$9,327	$8,840
Income (loss) before income taxes	(3,936)	(4,157)
Income tax benefit (provision)	—	—
Net loss	$(3,936)	$(4,157)

	As of
Balance Sheet – CableOrganizer Acquisition, LLC	September 30, 2018	December 31, 2017
Current assets	$3,307	$5,182
Noncurrent assets	8,534	8,354
Total assets	$11,841	$13,536

Current liabilities	$12,726	$5,205
Noncurrent liabilities	—	12,346
Total liabilities	$12,726	$17,551

Total deficit	$(885)	$(4,015)

	For the nine months ended
Statements of Operations – CableOrganizer Acquisition, LLC	September 30, 2018	September 30, 2017
Net sales	$14,348	$21,926
Cost of goods sold	9,601	15,558
Gross profit	$4,747	$6,368

Other expenses	$6,022	$7,767
Loss before income taxes	(1,275)	(1,399)
Income tax provision	—	—
Net loss	$(1,275)	$(1,399)

	As of
Balance Sheet – Micro Precision, LLC	September 30, 2018	December 31, 2017
Current assets	$6,054	$6,187
Noncurrent assets	19,494	15,864
Total assets	$25,548	$22,051

Current liabilities	$8,127	$6,511
Noncurrent liabilities	13,958	15,790
Total liabilities	$22,085	$22,301

Total equity (deficit)	$3,463	$(250)

	For the nine months ended
Statements of Operations – Micro Precision, LLC	September 30, 2018	September 30, 2017
Net sales	$8,479	$8,198
Cost of goods sold	4,565	4,251
Gross profit	$3,914	$3,947

Other expenses	$4,167	$3,586
Income (loss) before income taxes	(253)	361
Income tax provision	—	—
Net income (loss)	$(253)	$361

Financial Condition, Liquidity and Capital Resources

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our stockholders, and repay indebtedness.

On September 30, 2013, we issued 4,000,000 shares at $20.00 per share in our IPO, yielding net proceeds of $74.25 million.

On October 17, 2014, the Company entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. The Credit Facility was amended on May 22, 2015, June 16, 2017, and July 19, 2018 (the “Amendments”). The Amendments were affected, among other things, in order to increase the total borrowings allowed under the Credit Facility, allow for stock repurchases, extend the maturity date, and to reduce the minimum required interest coverage ratio. The Credit Facility currently provides for borrowings up to $114.5 million and may be increased up to $200.0 million pursuant to its “accordion” feature. The Credit Facility matures on June 16, 2021. As of September 30, 2018, we had $0.0 million outstanding and $114.5 million available under the Credit Facility.

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

On May 26, 2017, we issued $50.0 million in aggregate principal amount of 5.75% fixed-rate convertible notes due May 31, 2022 (the “2022 Convertible Notes”). On June 26, 2017, we issued an additional $2.1 million in aggregate principal amount of the 2022 Convertible Notes pursuant to a partial exercise of the underwriters’ overallotment option. Interest is payable quarterly beginning August 31, 2017. The 2022 Convertible Notes are listed on the NASDAQ Capital Market under the trading symbol “CPTAG” with a par value $25.00 per share.

As of September 30, 2018, Fund II had $26.2 million in regulatory capital and $15.7 million in SBA-guaranteed debentures outstanding and Fund III had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding. In addition to our existing SBA-guaranteed debentures, we may, if permitted by regulation, seek to issue additional SBA-guaranteed debentures as well as other forms of leverage and borrow funds to make investments. On June 10, 2014, we received an exemptive order from the SEC exempting us, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the 1934 Act, with respect to Fund II and Fund III. We intend to comply with the conditions of the order.

As of September 30, 2018, we had $50.5 million in cash and cash equivalents, and our net assets totaled $203.6 million.

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

A summary of our significant contractual payment obligations as of September 30, 2018 are as follows (dollars in thousands):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year		1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
SBA Debentures		$—	$80,700	$85,000	$—	$165,700
2022 Notes		—	—	75,000	—	75,000
2022 Convertible Notes		—	—	52,088	—	52,088
Total Contractual Obligations	$		$80,700	$212,088	$—	$292,788

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

 The following tables summarize our distributions declared from January 4, 2016 through September 30, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
January 2, 2018	January 22, 2018	January 30, 2018	$0.0833
January 2, 2018	February 20, 2018	February 27, 2018	0.0833
January 2, 2018	March 23, 2018	March 29, 2018	0.0833
April 2, 2018	April 19, 2018	April 27, 2018	0.0833
April 2, 2018	May 22, 2018	May 30, 2018	0.0833
April 2, 2018	June 20, 2018	June 28, 2018	0.0833
July 2, 2018	July 23, 2018	July 30, 2018	0.0833
July 2, 2018	August 23, 2018	August 30, 2018	0.0833
July 2, 2018	September 20, 2018	September 27, 2018	0.0833
Total Distributions Declared and Distributed for 2018			$0.75

Date Declared	Record Date	Payment Date	Amount Per Share
January 3, 2017	January 20, 2017	January 30, 2017	$0.1300
January 3, 2017	February 20, 2017	February 27, 2017	0.1300
January 3, 2017	March 23, 2017	March 30, 2017	0.1300
April 3, 2017	April 19, 2017	April 27, 2017	0.1300
April 3, 2017	May 23, 2017	May 29, 2017	0.1300
April 3, 2017	June 24, 2017	June 29, 2017	0.1300
July 3, 2017	July 21, 2017	July 28, 2017	0.1300
July 3, 2017	August 23, 2017	August 30, 2017	0.1300
July 3, 2017	September 20, 2017	September 28, 2017	0.1300
October 2, 2017	October 23, 2017	October 30, 2017	0.0833
October 2, 2017	November 21, 2017	November 29, 2017	0.0833
October 2, 2017	December 20, 2017	December 28, 2017	0.0833
Total Distributions Declared and Distributed for 2017			$1.42

Date Declared	Record Date	Payment Date	Amount Per Share
January 4, 2016	January 22, 2016	January 28, 2016	$0.1567
January 4, 2016	February 19, 2016	February 26, 2016	0.1567
January 4, 2016	March 22, 2016	March 30, 2016	0.1567
April 1, 2016	April 22, 2016	April 28, 2016	0.1567
April 1, 2016	May 23, 2016	May 30, 2016	0.1567
April 1, 2016	June 21, 2016	June 29, 2016	0.1567
July 1, 2016	July 22, 2016	July 29, 2016	0.1567
July 1, 2016	August 22, 2016	August 30, 2016	0.1567
July 1, 2016	September 22, 2016	September 29, 2016	0.1567
September 22, 2016	October 21, 2016	October 28, 2016	0.1300
September 22, 2016	November 21, 2016	November 29, 2016	0.1300
September 22, 2016	December 21, 2016	December 29, 2016	0.1300
Total Distributions Declared and Distributed for 2016			$1.80

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

Off-Balance Sheet Arrangements

As of September 30, 2018, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $2.4 million (Portrait Studio, LLC), $1.1 million (MC Sign Lessor, Corp), $0.7 million (U.S. Well Services, LLC) and $0.3 million (CableOrganizer Acquisition, LLC). As of December 31, 2017, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $3.1 million (Portrait Studio, LLC), $2.0 million (CIS Secure Computing, Inc.), $1.0 million (Kelle’s Transport Service, LLC), and $0.7 million (U.S. Well Services, LLC).

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

Distributions

On October 1, 2018 our Board declared the following distributions:

Date Declared	Record Date	Payment Date	Distributions per Share
October 1, 2018	October 23, 2018	October 30, 2018	$0.0833
October 1, 2018	November 21, 2018	November 29, 2018	$0.0833
October 1, 2018	December 20, 2018	December 28, 2018	$0.0833

Reduced Asset Coverage Ratio

On November 1, 2018, the Board, including a ‘‘required majority’’ (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA. As a result, our asset coverage requirements for senior securities will be changed from 200% to 150%, effective November 1, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the nine months ended September 30, 2018, we did not engage in hedging activities.

As of September 30, 2018, we held 22 securities bearing a variable rate of interest. Our variable rate investments represent approximately 54.7% of the fair value of total debt investments. As of September 30, 2018, 6.1% of variable rate securities were yielding interest at a rate equal to the established interest rate floor or interest rate ceiling and 93.9% of variable rate securities were yielding interest at a rate above its interest rate floor or were not subject to an interest rate floor. As of September 30, 2018, we had $0.0 million outstanding on our Credit Facility, which has a variable rate of interest at one-month LIBOR + 3.0%. As of September 30, 2018, all of our other interest paying liabilities, consisting of $165.7 million in SBA-guaranteed debentures, $75.0 million in 2022 Notes, and $52.1 million in 2022 Convertible Notes, were bearing interest at a fixed rate.

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

Based on our September 30, 2018 consolidated statements of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$5,260	$—	$5,260
Up 200 basis points	$3,514	$—	$3,514
Up 100 basis points	$1,757	$—	$1,757
Down 100 basis points	$(1,661)	$—	$(1,661)
Down 200 basis points	$(2,309)	$—	$(2,309)
Down 300 basis points	$(2,309)	$—	$(2,309)

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 28, 2017, an alleged stockholder filed a putative class action lawsuit complaint, Paskowitz v. Capitala Finance Corp., et al., in the United States District Court for the Central District of California (case number 2:17-cv-09251-MWF-AS) (the “Paskowitz Action”), against the Company and certain of its current officers on behalf of all persons who purchased or otherwise acquired the Company’s common stock between January 4, 2016 and August 7, 2017. On January 3, 2018, another alleged stockholder filed a putative class action complaint, Sandifer v. Capitala Finance Corp., et al., in the United States District Court for the Central District of California (case number 2:18-cv-00052-MWF-AS) (the “Sandifer Action”), asserting substantially similar claims on behalf of the same putative class and against the same defendants. On February 2, 2018, the Sandifer Action was transferred, on stipulation of the parties, to the United States District Court for the Western District of North Carolina. The Sandifer Action was voluntarily dismissed on February 28, 2018. On March 1, 2018, the Paskowitz Action was transferred, on stipulation of the parties, to the United States District Court for the Western District of North Carolina (case number 3:18-cv-00096-RJC-DSC). On June 19, 2018, the plaintiffs in the Paskowitz Action filed their amended complaint. The complaint, as currently amended, alleges certain violations of the securities laws, including, inter alia, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations, and prospects between January 4, 2016 and August 7, 2017. The plaintiffs in the Paskowitz Action seek compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought.  Defendants have moved to dismiss the amended complaint.  While the Company intends to vigorously defend itself in this litigation, the outcome of these legal proceedings cannot be predicted with certainty.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the nine months ended September 30, 2018, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 except for the following:

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

The Credit Facility, and any other credit facility into which we may enter, imposes financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our tax treatment as a RIC under the Code. Even though our Board has approved a resolution permitting the Company to be subject to a 150% asset coverage ratio to be effective on November 1, 2019, contractual leverage limitations under our existing Credit Facility or future borrowings may limit our ability to incur additional indebtedness.

Recent legislation may allow us to incur additional leverage.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets). However, on March 23, 2018, the Small Business Credit Availability Act (the “SBCA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met. On November 1, 2018, the Board, including a ‘‘required majority’’ (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA. As a result, our asset coverage requirements for senior securities will be changed from 200% to 150%, effective November 1, 2019. The Board may also recommend the submission of a proposal for stockholders to approve the application of the 150% minimum asset coverage ratio to the Company at an annual or special meeting of stockholders. The Board has not recommended the submission of any such proposal. If any such stockholder proposal is approved by the required votes of the Company’s stockholders at such meeting of stockholders, the Company would become subject to the 150% minimum asset coverage ratio the day after such stockholder approval. Changing the asset coverage ratio would permit the Company to double its leverage, which would result in increased leverage risk and increased expenses.

As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2018, we issued 23,280 shares of common stock under our DRIP. The issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our DRIP during the quarter ended September 30, 2018 was approximately $0.2 million. Other than the shares issued under our DRIP during the quarter ended September 30, 2018, we did not sell any unregistered equity securities.

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

Date: November 5, 2018	By	/s/ Joseph B. Alala III
Joseph B. Alala III
Chief Executive Officer
(Principal Executive Officer)
Capitala Finance Corp.

Date: November 5, 2018	By	/s/ Stephen A. Arnall
Stephen A. Arnall
Chief Financial Officer
(Principal Financial and Accounting Officer)
Capitala Finance Corp.

