Form 10-K
period 2018-12-31
Capitala Finance Corp.
filed 2019-03-04
CIK 1571329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2018
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive office, telephone number and state or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number
814-01022	Capitala Finance Corp.	90-0945675
4201 Congress St., Suite 360
Charlotte, North Carolina 28209
Telephone: (704) 376-5502
State of Incorporation: Maryland

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share 5.75% Convertible Notes due 2022 6.00% Notes due 2022	NASDAQ Global Select Market NASDAQ Capital Market NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.
Yes ☐       No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act 1934.
Yes ☐       No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒       No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☐       No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $121.3 million based on the number of shares held by non-affiliates of the registrant as of June 29, 2018, which was the last business day of the registrant’s most recently completed second fiscal quarter. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.
The number of shares of Capitala Finance Corp.’s common stock, $0.01 par value, outstanding as of March 1, 2019 was 16,072,386.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

•
The “Investment Advisor” and “Capitala Investment Advisors” refer to Capitala Investment Advisors, LLC, our investment adviser; and

•
The “Administrator” refers to Capitala Advisors Corp., our administrator.

ITEM 1. BUSINESS
FORMATION OF OUR COMPANY
We are an externally managed non-diversified closed-end management investment company incorporated in Maryland that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We commenced operations on May 24, 2013 and completed our initial public offering (“IPO”) on September 30, 2013. We are managed by Capitala Investment Advisors, LLC (the “Investment Advisor”), an investment adviser that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and Capitala Advisors Corp. (the “Administrator”) provides the administrative services necessary for us to operate. For United States (“U.S.”). federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
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

OUR INVESTMENT STRATEGY
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We expect the companies in which we invest will generally have between $4.5 million and $30.0 million in trailing twelve month earnings before interest, tax, depreciation and amortization (“EBITDA”). We believe our focus on direct lending to private companies enables us to receive higher interest rates and more substantial equity participation. As part of that strategy, we may invest in first lien loans, which have a first priority security interest in all or some of the borrower’s assets. In addition, our first lien loans may include positions in “stretch” senior secured loans, also referred to as “unitranche” loans, which combine characteristics of traditional first lien senior secured loans and second lien loans, providing us with greater influence and security in the primary collateral of a borrower and potentially mitigating loss of principal should a borrower default. We also may invest in second lien loans, which have a second priority security interest in all or substantially all of the borrower’s assets. In addition to first and second lien loans, we invest in subordinated loans, which may include mezzanine and other types of junior debt investments. Like second lien loans, our subordinated loans typically have a second lien on all or substantially all of the borrower’s assets; however, the principal difference between subordinated loans and second lien loans is that in a subordinated loan, we may be subject to the interruption of cash interest payments, at the discretion of the first lien lender, upon certain events of default. In addition to debt securities, we may acquire equity or detachable equity-related interests (including warrants) from a borrower. Typically, the debt in which we invest is not initially rated by any rating agency; however, we believe that if such investments were rated, they would be rated below investment grade. Below investment grade securities, which are often referred to as “high yield” or “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. We intend to target investments that mature in four to six years from our investment.
We typically will not limit the size of our loan commitments to a specific percentage of a borrower’s assets that serve as collateral for our loan, although we attempt to protect against risk of loss on our debt investments by structuring, underwriting and pricing loans based on anticipated cash flows of our borrowers. As of December 31, 2018, our Investment Advisor underwrote investments in 134 lower middle-market and traditional middle-market companies totaling more than $1.4 billion of invested capital since 2000, and we believe that a continuation of this strategy allows us to make structured investments with more attractive pricing and greater opportunities for meaningful equity participation than traditional asset-based, senior secured loans. Further, we believe that we benefit from our Investment Advisor’s long-standing relationships with many private equity fund sponsors, whose participation in portfolio companies, we believe, makes repayment from refinancing, asset sales and/or sales of the borrowers themselves more likely than a strategy whereby we consider investments only in founder-owned or non-sponsored borrowers.
OUR INVESTMENT ADVISOR
We are managed by the Investment Advisor, whose investment team members have significant and diverse experience financing, advising, operating and investing in lower middle-market and middle-market companies. Moreover, our Investment Advisor’s investment team has refined its investment strategy by sourcing, reviewing, acquiring and monitoring 134 portfolio companies totaling more than $1.4 billion of invested capital from 2000 through December 31, 2018. The Investment Advisor’s investment team also manages CapitalSouth Partners SBIC Fund IV, L.P. (“Fund IV”), a private investment limited partnership providing financing solutions to smaller and lower middle-market companies. Fund IV had its first closing in March 2013 and obtained SBA approval for its SBIC license in April 2013. In addition to Fund IV, affiliates of the Investment Advisor may manage several affiliated funds whereby institutional limited partners in Fund IV have the opportunity to co-invest with Fund IV in portfolio investments. An affiliate of the Investment Advisor also manages Capitala Private Credit Fund V, L.P. (“Fund V”), a private investment limited partnership, and a private investment vehicle (referred to herein as “Capitala Specialty Lending Corp.” or “CSLC”), both of which provide financing solutions to lower middle-market and traditional middle-market companies. The Investment Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. To the extent permitted by the 1940 Act and interpretation of the staff of the U.S. Securities and Exchange Commission (the “SEC”), the Investment Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Advisor or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Advisor’s allocation procedures. We expect to make, and have made, co-investments with Fund V and/or CSLC given their similar investment strategies.
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
Our Investment Advisor is led by Joseph B. Alala, III, our chief executive officer, chairman of our Board of Directors (the “Board”), and the managing partner and chief investment officer of our Investment Advisor, M. Hunt Broyhill, a member of the Board and a partner of our Investment Advisor, Stephen A. Arnall, our chief financial officer and chief operating officer, and John F. McGlinn, a managing director of our Investment Advisor. Messrs. Alala, Broyhill and McGlinn serve as our Investment Advisor’s investment committee. They are assisted by nineteen investment professionals.
Our Investment Advisor’s investment committee, as well as certain key investment team members that are involved in screening and underwriting portfolio transactions, have worked together for more than 15 years. These investment professionals have an average of over 20 years of experience in various finance-related fields, including operations, corporate finance, investment banking, business law and merchant banking, and have collectively developed a broad network of contacts that can offer us investment opportunities. Much of our Investment Advisor’s investment team has worked together screening opportunities, underwriting new investments and managing a portfolio of investments in lower middle-market and traditional middle-market companies through two recessions, a credit crunch, the dot-com boom and bust and a historic, leverage-fueled asset valuation bubble.
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
•
Established Companies With Positive Cash Flow.   We seek to invest in established companies with a history of generating revenues and positive cash flows. We intend to focus on companies with a history of profitability and minimum trailing twelve month EBITDA of between $4.5 million and $30.0 million. We do not intend to invest in start-up companies, distressed or “turn-around” situations or companies with business plans that we do not understand.

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

Debt Investments
The Investment Advisor’s investment team tailors the terms of each debt investment to the facts and circumstances of the transaction, the needs of the prospective portfolio company and, as applicable, its financial sponsor, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. As of December 31, 2018, 69.2% of our debt investments were secured by a first lien on the assets of the portfolio company, and 30.8% of our debt investments were secured by a second lien on the assets of the portfolio company. We expect our primary source of return to be the monthly cash interest we will collect on our debt investments. We also typically seek board observation rights with each portfolio company and we offer (and have historically provided)

managerial and strategic assistance to these companies. We seek to further protect invested principal by negotiating appropriate affirmative, negative and financial covenants in our debt documents that are conservative enough to represent a prudent cushion at closing or to budgeted projections, but that are flexible enough to afford our portfolio companies and their financial sponsors sufficient latitude to allow them to grow their businesses. Typical covenants include default triggers and remedies (including penalties), lien protection, leverage and fixed charge coverage ratios, change of control provisions and put rights. Most of our loans feature call protection to enhance our total return on debt investments that are repaid prior to maturity.
Most of our debt investments are structured as first lien loans, and as of December 31, 2018, 69.2% of the fair value of our debt investments consisted of such investments. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans or delayed draw facilities. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt in one debt security, bifurcating the loan into a first-out tranche and last-out tranche. As of December 31, 2018, 13.7% of the fair value of our first lien loans consisted of last-out loans. We believe that unitranche debt can be attractive for many lower middle-market and traditional middle-market businesses, given the reduced structural complexity, single lender interface and elimination of intercreditor or potential agency conflicts among lenders.
We may also invest in debt instruments structured as second lien loans. On a fair market value basis, 9.5% of our debt investments consisted of second lien loans as of December 31, 2018. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and which are not subject to the blockage of cash interest payments to us at the first lien lender’s discretion.
In addition to first and second lien loans, we may also invest in subordinated loans. On a fair market value basis, 21.3% of our debt investments consisted of subordinated loans as of December 31, 2018. Subordinated loans typically have a second lien on all or substantially all of the borrower’s assets, but unlike second lien loans, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.
Some of our debt investments have payment-in-kind (“PIK”) interest, which is a form of interest that is not paid currently in cash, but is accrued and added to the loan balance until paid at the end of the term. While we generally seek to minimize the percentage of our fixed return that is in the form of PIK interest, we sometimes receive PIK interest due to prevailing market conditions that do not support the overall blended interest yield on our debt investments being paid in all-cash interest. As of December 31, 2018, our weighted average PIK yield was 0.5%. As of December 31, 2018, the weighted average annualized cash yield on our debt portfolio was 11.4%. In addition to yield in the form of current cash and PIK interest, some of our debt investments include an equity component, such as a warrant to purchase a common equity interest in the borrower for a nominal price.
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
INVESTMENT PROCESS
Our Investment Advisor’s investment team is led by its investment committee and is responsible for all aspects of our investment process. The current members of the investment committee are Joseph B. Alala, III, our chief executive officer, chairman of our Board and the managing partner and chief investment officer of our Investment Advisor, M. Hunt Broyhill, a partner of our Investment Advisor, and John F. McGlinn, a managing director of our Investment Advisor. They are assisted by a team of nineteen investment professionals. While the investment strategy involves a team approach, whereby potential transactions are screened by various members of the investment team, Mr. Alala and one other member of the investment committee of the Investment Advisor must approve investments in order for them to proceed. Messrs. Alala and McGlinn meet weekly and, together with Mr. Broyhill, on an as needed basis, depending on the nature and volume of investment opportunities. The Investment Advisor’s investment committee has worked together for over fifteen years. The stages of our investment selection process are as follows:
Deal Generation/Origination
Deal generation and origination is maximized through long-standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, service providers (such as lawyers and accountants), as well as current and former clients, portfolio companies and investors. Our Investment Advisor’s investment team supplements these lead generators by also utilizing broader marketing efforts, such as attendance at prospective borrower industry conventions, an active calling effort to investment banking boutiques, private equity firms and independent sponsors that are also investing in high quality lower middle-market and traditional middle-market companies, and, most importantly, based on our Investment Advisor’s track record as a responsive, flexible, value-add lender and co-investor, as demonstrated by 134 investments in lower middle-market and traditional middle-market businesses and equity co-investments with reputed private equity firms since 2000. We believe we have developed a reputation as a knowledgeable and reliable source of capital, providing value-added industry advice and financing assistance to borrowers’ businesses and in executing financial sponsors’ growth strategies. Furthermore, with offices throughout the United States, we have the ability to cover a large geographical area and to market to unique groups from each office. Specifically, our Charlotte, Raleigh, Fort Lauderdale, Atlanta, Los Angeles, and Dallas offices cover significant territory that is traditionally underserved, allowing us to source a high volume of direct deal flow.
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
Due Diligence and Underwriting
The completion of due diligence deliverables is led by at least two investment professionals. However, all investment and portfolio team members are regularly updated with due diligence progress, especially any issues that emerge. The investment professionals leading the due diligence efforts are typically assigned to the original deal team that worked on the executive summary. However, post-term sheet deal teams sometimes contain one or more additional investment professionals and may include other professionals from business development, portfolio or other areas if a particular skill or experience set would be especially valuable in the due diligence process. The members of the underwriting team complete due diligence and analyze the relationships among the prospective portfolio company’s business plan, operations and expected financial performance. Due diligence consists of some or all of the following:
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
As part of our valuation procedures, we risk rate all of our investments. In general, our investment rating system uses a scale of 1 to 5, with 1 being the lowest probability of default and principal loss. Our internal rating is not an exact system but is used internally to estimate the probability of: (i) default on our debt securities and (ii) loss of our debt principal, in the event of a default. In general, our internal rating system may also assist our valuation team in its determination of the estimated fair value of equity securities or equity-like securities. Our internal risk rating system generally encompasses both qualitative and quantitative aspects of our portfolio companies.
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
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2018 and December 31, 2017 (dollars in thousands):
Investment Rating	As of December 31, 2018		As of December 31, 2017
	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$171,829	38.3%	$191,204	38.2%
2	194,411	43.3	186,445	37.3
3	73,325	16.3	97,309	19.5
4	9,362	2.1	24,981	5.0
5	—	—	—	—
Total	$448,927	100.0%	$499,939	100.0%

AGREEMENTS
Investment Advisory Agreement
Our Investment Advisor is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our Board, our Investment Advisor manages our day-to-day operations and provides investment advisory and management services to us. Under the terms of our Investment Advisory Agreement, the Investment Advisor:
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
The base management fee is calculated at an annual rate of 1.75% of our gross assets, which is our total assets as reflected on our consolidated statements of assets and liabilities and includes any borrowings for investment purposes. Although we do not anticipate making significant investments in derivative financial instruments, the fair value of any such investments, which will not necessarily equal their notional value, will be included in our calculation of gross assets. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter.
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

Examples of Quarterly Incentive Fee Calculation
Example 1: Income Related Portion of Incentive Fee*
Alternative 1:
Assumptions
Investment income (including interest, dividends, fees, etc.) = 1.25% Hurdle rate(1) =2.0%
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

Example 3: Application of the Incentive Fee Deferral Mechanism
Assumptions
•
In each of Years 1 through 4 in this example pre-incentive fee net investment income equals $40.0 million per year, which we recognized evenly in each quarter of each year and paid quarterly. This amount exceeds the hurdle rate and the requirement of the “catch-up” provision in each quarter of such year. As a result, the annual income related portion of the incentive fee before the application of the deferral mechanism in any year is $8.0 million ($40.0 million multiplied by 20%). All income-related incentive fees were paid quarterly in arrears.

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

Duration and Termination
The Investment Advisory Agreement was initially approved by the Board on June 10, 2013 and signed on September 24, 2013. The Investment Advisory Agreement was most recently re-approved by the Board, including by a majority of our non-interested directors, at an in-person meeting on July 26, 2018. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year to year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not parties to such agreement or who are not “interested persons” of any such party, as such term is defined in Section 2(a)(19) of the 1940 Act. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may also be terminated by either party without penalty upon not less than 60 days’ written notice to the other party. See “Risk Factors — Risks Relating to Our Business and Structure — Capitala Investment Advisors has the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within such time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”
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

Administration Agreement
Capitala Advisors Corp., a North Carolina corporation, serves as our administrator. The principal executive offices of our Administrator are located at 4201 Congress Street, Suite 360, Charlotte, North Carolina 28209. The Administrator, pursuant to a sub-administration agreement, has engaged U.S. Bank Global Fund Services to act on behalf of the Administrator in its performance of certain administrative services for us. The principal office of U.S. Bank Global Fund Services is 777 East Wisconsin Avenue, Milwaukee,Wisconsin 53202. Pursuant to the Administration Agreement, our administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders. In addition, our Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of our chief financial officer, chief compliance officer and our allocable portion of the compensation of their respective administrative support staff. Under the Administration Agreement, our Administrator will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. Unless terminated earlier in accordance with its terms, the Administration Agreement will remain in effect if approved annually by our Board. On July 26, 2018, the Board approved the renewal of the Administration Agreement. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to our Administrator. Stockholder approval is not required to amend the Administration Agreement.
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
In accordance with certain applicable Treasury regulations and other guidance issued by the Internal Revenue Service (“IRS”), a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or other applicable IRS guidance.
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
Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty are often as high as 30%. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of tax or exemption from tax on this related income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.
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
As a BDC, we are generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% (or, after November 1, 2019, 150%, if certain conditions are met) after each issuance of senior securities. On March 23, 2018, the Small Business Credit Availability Act (the “SBCA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met. On November 1, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage. As a result, our asset coverage requirements for senior securities will be changed from 200% to 150%, effective November 1, 2019.
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
SENIOR SECURITIES
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% (or 150%, if certain requirements are met, after November 1, 2019) immediately after each such issuance. On June 10, 2014, we received an exemptive order from the SEC granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our gross assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure.”
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

•
pursuant to Rule 13a-15 of the 1934 Act, our management is required to prepare an annual report regarding its assessment of our internal control over financial reporting, and is required to obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and

•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
SMALL BUSINESS INVESTMENT COMPANY REGULATIONS
Fund II and Fund III, which are our wholly owned subsidiaries, are licensed to act as SBICs and are regulated by the SBA. As of December 31, 2018, investments in Fund II and Fund III accounted for approximately 11.7% and 53.6%, respectively, of the fair value of our portfolio. As of December 31, 2018, Fund II and Fund III had $15.7 million and $150.0 million, respectively, of SBA-guaranteed debentures outstanding under the SBIC program. Fund II and Fund III are fully drawn and may not make borrowings in excess of their aggregate $165.7 million of SBA-guaranteed debentures outstanding as of December 31, 2018.
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
Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If either Fund II or Fund III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit Fund II’s and Fund III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit Fund II and Fund III from making new investments. Such actions by the SBA would, in turn, negatively affect us because Fund II and Fund III are our wholly owned subsidiaries. Fund II and Fund III were in compliance with the terms of the SBA’s leverage as of December 31, 2018 as a result of having sufficient capital as defined under the SBA regulations.
The maximum leverage available to a “family” of affiliated SBIC funds is $350.0 million, subject to SBA approval. SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of  $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of  $350 million when they have at least $175 million in regulatory capital. As of December 31, 2018, Fund II had $26.2 million in regulatory capital and $15.7 million in SBA-guaranteed debentures outstanding and Fund III had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding.

On June 10, 2014, we received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the 200% (or 150%, if certain conditions are met, after November 1, 2019) asset coverage test under the 1940 Act. This provides us with increased flexibility under the 200% (or 150%, if certain conditions are met, after November 1, 2019) asset coverage test by permitting us to borrow up to $165.7 million more than we would otherwise be able to absent the receipt of this exemptive relief.
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
Accomplishing our investment objective on a cost-effective basis is largely a function of our Investment Advisor’s handling of the investment process, its ability to provide competent, attentive and efficient services and our access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments, our Investment Advisor’s investment team may also be called upon, from time to time, to provide managerial assistance to some of our portfolio companies as well as other funds that they manage. These demands on their time may distract them or slow our rate of investment. See also ‘‘— There are significant potential conflicts of interest that could negatively affect our investment returns.’’
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
The members of the Investment Advisor’s investment team are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and may have conflicts of interest in allocating their time. For example, an affiliate of the Investment Advisor also manages Fund IV, Fund V, and CSLC, private investment limited partnerships providing financing solutions to the lower middle-market and traditional middle-market. Mr. Alala dedicates a significant portion of his time to the activities of Capitala Finance; however, he may become engaged in other business activities that could divert his time and attention in the future.
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
In the course of our investing activities, we pay management and incentive fees to the Investment Advisor and reimburse the Investment Advisor for certain expenses it incurs. As a result, investors in our common stock invest on a ‘‘gross’’ basis and receive distributions on a ‘‘net’’ basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of the Investment Advisor will have interests that differ from those of our stockholders, giving rise to a conflict. The Investment Advisor will not be reimbursed for any performance-related compensation for its employees. We have entered into a royalty-free license agreement with our Investment Advisor, pursuant to which the Investment Advisor grants us a non-exclusive royalty-free license to use the name ‘‘Capitala.’’ Under the license agreement, we have the right to use the ‘‘Capitala’’ name for so long as the Investment Advisor or one of its affiliates remains our Investment Advisor. In addition, we pay our Administrator our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of our chief financial officer, chief compliance officer and their respective administrative support staff. These arrangements create conflicts of interest that our Board must monitor.

In addition, an affiliate of the Investment Advisor also manages Fund IV, a private investment limited partnership providing financing solutions to smaller and lower middle-market companies that had its first closing in March 2013 and obtained SBA approval for its SBIC license in April 2013. In addition to Fund IV, affiliates of the Investment Advisor may manage several affiliated funds whereby institutional limited partners in Fund IV have the opportunity to co-invest with Fund IV in portfolio investments. An affiliate of the Investment Advisor also manages Fund V, a private investment limited partnership, and CSLC, both of which provide financing solutions to the lower middle-market and traditional middle-market. The Investment Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part to ours. To the extent permitted by the 1940 Act and interpretation of the SEC staff, the Investment Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Advisor or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Advisor’s allocation procedures. We do not expect to make co-investments, or otherwise compete for investment opportunities, with Fund IV because its focus and investment strategy differ from our own. However, we do expect to make, and have made, co-investments with Fund V and/or CSLC given their similar investment strategies.
As a BDC, we are substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds unless we obtain an exemptive order from the SEC. On June 1, 2016, the SEC issued an order (the “Order”) permitting this relief. Subject to satisfaction of certain conditions to the Order, we and certain of our affiliates are now permitted, together with any future BDCs, registered closed-end funds and certain private funds, each of whose investment adviser is our investment adviser or an investment adviser controlling, controlled by, or under common control with our investment adviser, to co-invest in negotiated investment opportunities where doing so would otherwise be prohibited under the 1940 Act, providing our stockholders with access to a broader array of investment opportunities. Pursuant to the Order, we are permitted to co-invest in such investment opportunities with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.
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
We make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market-based price quotation is available. As a result, our Board determines the fair value of these loans and securities in good faith as described in the section titled ‘‘Valuation of Investments’’ in Note 2 to our consolidated financial statements. In connection with that determination, investment professionals from the Investment Advisor may provide our Board with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for certain portfolio investments is reviewed by an independent valuation firm quarterly, the ultimate determination of fair value is made by our Board, including our interested directors, and not by such third-party valuation firm. The participation of the Investment Advisor’s investment professionals in our valuation process could result in conflicts of interest as the Investment Advisor’s management fee is based, in part, on the value of our gross assets, and its incentive fees will be based, in part, on realized and unrealized gains and depreciation.
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

Capitala Investment Advisors may not be able to achieve the same or similar returns as those achieved for other funds it currently manages or by its investment team while they were employed at prior positions.
The Investment Advisor manages other funds and may manage other entities in the future. The track record and achievements of these other entities are not necessarily indicative of future results that will be achieved by the Investment Advisor because these other entities may have investment objectives and strategies that differ from ours. Additionally, although in the past Mr. Alala and other members of our Investment Advisor’s investment team have held senior positions at a number of investment firms, including the Legacy Funds, their track record and achievements are not necessarily indicative of future results that will be achieved by our Investment Advisor. We cannot assure you that we will be able to achieve the results realized by prior vehicles managed by our Investment Advisor’s investment team, including the Legacy Funds.
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
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as ‘‘senior securities,’’ up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% (or 150%, if certain conditions are met, after November 1, 2019), of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss.
As of December 31, 2018, we had $165.7 million of outstanding SBA-guaranteed debentures, $75.0 million of 6.0% fixed rate notes due May 31, 2022 (the ‘‘2022 Notes’’) outstanding, $52.1 million of 5.75% fixed rate convertible notes due May 31, 2022 (the ‘‘2022 Convertible Notes’’) outstanding, and $10.0 million outstanding under the Credit Facility that provides for borrowings of up to $114.5 million on a revolving basis and may be increased up to $200.0 million pursuant to its ‘‘accordion’’ feature. We have received an exemptive order from the SEC granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs. If we issue preferred stock, the preferred stock would rank ‘‘senior’’ to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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
At our 2019 Annual Stockholders Meeting, subject to certain determinations required to be made by our Board, we will ask our stockholders to approve our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price below the then current net asset value per share during a period beginning on May 2, 2019 and expiring on the earlier of the one year anniversary of the date of the 2019 Annual Stockholders Meeting and the date of our 2020 Annual Stockholders Meeting, which is expected to be held in April 2020.
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
As a BDC, we have to maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations, or we may not be able to pursue new business opportunities.
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
We have fully drawn on our SBA-guaranteed debentures and, absent changes to legislation or regulation, may not make borrowings in excess of their aggregate $165.7 million of SBA-guaranteed debentures outstanding as of December 31, 2018. We also had approximately $75.0 million and $52.1 million, respectively, of the 2022 Notes and 2022 Convertible Notes outstanding as of December 31, 2018. In addition, as of December 31, 2018, we had approximately $10.0 million outstanding under the Credit Facility that provides for borrowings of up to $114.5 million on a revolving basis and may be increased up to $200.0 million pursuant to its ‘‘accordion’’ feature. If we are unable to secure additional debt financing on commercially reasonable terms, our liquidity could be reduced significantly. If we are unable to repay amounts outstanding under any debt facilities we may obtain and are declared in default or are unable to renew or refinance these facilities, we may not be able to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, another economic downturn or an operational problem that affects third parties or us and could materially damage our business.

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
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (‘‘Brexit’’) and, accordingly, on February 1, 2017, the U.K. Parliament voted in favor of allowing the U.K. government to begin the formal process of Brexit. The initial negotiations on Brexit commenced in June 2017. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. Because the U.K. Parliament rejected Prime Minister Theresa May’s proposed Brexit deal with the European Union in January 2019, there is increased uncertainty on the outcome of Brexit. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.
The Republican Party currently controls the executive branch and the Senate portion of the legislative branch of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. For example, in March 2018, the U.S. Senate passed a bill that eased financial regulations and reduced oversight for certain entities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Further downgrades of the U.S. credit rating, impending automatic spending cuts, another government shutdown or a failure to raise the statutory debt limit of the United States could negatively impact our liquidity, financial condition and earnings.
Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. In the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations, which could negatively impact the U.S. economy and our portfolio companies. Any default by the U.S. government on its obligations or any prolonged U.S. government shutdown could negatively impact the U.S. economy and our portfolio companies. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
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
Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.
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
We may distribute taxable dividends that are payable in part in our stock. In accordance with certain applicable Treasury regulations and guidance issued by the IRS, a RIC may treat a distribution of its own stock as fulfilling the RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive the lesser of  (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such dividends (whether received in cash, our stock, or a combination thereof) will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
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
We are required to disclose changes made in our internal controls and procedures over financial reporting on a quarterly basis and our management is required to assess the effectiveness of these controls annually. Our independent registered public accounting firm is required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.

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
We and our portfolio companies will be subject to applicable local, state and federal laws and regulations. New legislation may be enacted, or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in our investment focus shifting from the areas of expertise of our Investment Advisor’s investment team to other types of investments in which the investment team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. In addition, any change to the SBA’s current debenture SBIC program could have a significant impact on our ability to obtain lower-cost financing and, therefore, our competitive advantage over other finance companies.
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
Fund II and Fund III, became our wholly owned subsidiaries after the completion of the Formation Transactions. Fund II was licensed to act as an SBIC and was regulated by the SBA until March 1, 2019, when we prepaid all remaining SBIC debts related to Fund II and relinquished Fund II’s license to act as an SBIC. Fund III is currently licensed to act as an SBIC and is regulated by the SBA. As of December 31, 2018, Fund II and Fund III portfolio companies accounted for 65.3% of the fair value of our aggregate portfolio. An SBIC license allows an SBIC to borrow funds by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. The SBA regulations require, among other things, that a licensed SBIC be examined periodically and audited by an independent auditor to determine the SBIC’s compliance with the relevant SBA regulations.
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
The SBA also prohibits, without prior SBA approval, a ‘‘change of control’’ of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. Each of Fund II and Fund III was in compliance with the terms of the SBA’s leverage requirements as of December 31, 2018 as a result of having sufficient capital as defined under the SBA regulations. If, in the future, Fund III fails to comply with applicable SBA regulations, Fund III could, depending on the severity of the violation, limit or prohibit Fund III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit Fund III from making new investments. Such actions by Fund III would, in turn, negatively affect us because Fund III is our wholly owned subsidiary.
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
We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information. The systems we have implemented to manage risks relating to these types of events could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our and our Investment Advisor’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and other sensitive information in our possession.

A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
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
Our investments may include original issue discount (‘‘OID’’) instruments and contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:
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
If we are unable to obtain additional debt capital, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage to the extent that our investment strategy is successful, and we may be limited in our ability to make new commitments or fundings to our portfolio companies.

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
Our portfolio consists primarily of debt and equity investments in smaller privately owned venture capital-backed companies. Investing in venture capital-backed companies involves a number of significant risks. Typically, the debt in which we will invest is not initially rated by any rating agency; however, we believe that if such investments were rated, they would be rated below investment grade. Below investment grade securities, which are often referred to as ‘‘high yield’’ or ‘‘junk,’’ have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Compared to larger publicly owned companies, these venture capital-backed companies may be in a weaker financial position and experience wider variations in their operating results, which may make them more vulnerable to economic downturns. Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors. Our portfolio companies often face intense competition from larger companies with greater financial, technical and marketing resources and their success typically depends on the managerial talents and efforts of an individual or a small group of persons. Therefore, any loss of its key employees could affect a portfolio company’s ability to compete effectively and harm its financial condition. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay its obligations to us, which may have an adverse effect on the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral.
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
Most of the loans in which we invest are not structured to fully amortize during their lifetime. Accordingly, a significant portion of the principal amount of such a loan may be due at maturity. As of December 31, 2018, all debt instruments in our portfolio, on a fair value basis, will not fully amortize prior to maturity. In order to create liquidity to pay the final principal payment, borrowers typically must raise additional capital. If they are unable to raise sufficient funds to repay us or we have not elected to enter into a new loan agreement providing for an extended maturity, the loan will go into default, which will require us to foreclose on the borrower’s assets, even if the loan was otherwise performing prior to maturity. This will deprive Capitala Finance from immediately obtaining full recovery on the loan and prevent or delay the reinvestment of the loan proceeds in other, more profitable investments.
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
Certain loans that we make are secured by a second priority security interest in the same collateral pledged by a portfolio company to secure senior debt owed by the portfolio company to commercial banks or other traditional lenders. Often the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt without the senior lender’s consent. Prior to and as a condition of permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, the senior lender may require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many such cases, the senior lender requires us to enter into an ‘‘intercreditor agreement’’ prior to permitting the portfolio company to borrow from us. Typically the intercreditor agreements we are requested to execute expressly subordinate our debt instruments to those held by the senior lender and further provide that the senior lender shall control: (i) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral; (ii) the nature, timing and conduct of foreclosure or other collection proceedings; (iii) the amendment of any collateral document; (iv) the release of the security interests in respect of any collateral; and (v) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under intercreditor agreements we may enter, we may be unable to realize the proceeds of any collateral securing some of our loans.
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
Even though we may have structured most of our investments as secured loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business. Such risk of equitable subordination may be potentially heightened with respect to various portfolio investments that we may be deemed to control. See also ‘‘— Because we will not hold controlling equity interests in most of our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.’’
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
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as ‘‘follow-on’’ investments, in order to: (i) increase or maintain in whole or in part our equity ownership percentage; (ii) exercise warrants, options or convertible securities that were acquired in the original or a subsequent financing; or (iii) attempt to preserve or enhance the value of our investment. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We will have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we do not want to increase our concentration of risk, we prefer other opportunities, we are subject to BDC requirements that would prevent such follow-on investments, or the follow-on investment would affect our qualification as a RIC. For example, we may be prohibited under the 1940 Act from making follow-on investments in our portfolio companies that we may be deemed to ‘‘control’’ or in which affiliates of our Investment Advisor are also invested.
Our ability to enter into new transactions with our affiliates, and to restructure or exit our investments in portfolio companies that we are deemed to ‘‘control’’ under the 1940 Act, will be restricted by the 1940 Act, which may limit the scope of investment opportunities available to us.
We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the Securities Exchange Commission (‘‘SEC’’). Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our independent directors. The 1940 Act also prohibits certain ‘‘joint’’ transactions with certain of our affiliates, which could include concurrent investments in the same company, without prior approval of our independent directors and, in some cases, the SEC. We are prohibited from buying or selling any security from or to any person that controls us or who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any company that is advised or managed by our Investment Advisor or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
In the future, we may co-invest with investment funds, accounts and vehicles managed by our Investment Advisor or its affiliates when doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally will only be permitted to co-invest with such investment funds, accounts and vehicles where the only term that is negotiated is price. On June 1, 2016, the SEC issued the Order. Subject to satisfaction of certain conditions to the Order, we and certain of our affiliates are now permitted, together with any future BDCs, registered closed-end funds and certain private funds, each of whose investment adviser is our investment adviser or an investment adviser controlling, controlled by, or under common control with our investment adviser, to co-invest in negotiated investment opportunities where doing so would otherwise be prohibited under the 1940 Act, providing our stockholders with access to a broader array of investment opportunities. Pursuant to the Order, we are permitted to co-invest in such investment opportunities with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.
In addition, within our portfolio there are investments that may be deemed to be ‘‘controlled’’ investments under the 1940 Act. To the extent that our investments in such portfolio companies need to be restructured or that we choose to exit these investments in the future, our ability to do so may be limited if such restructuring or exit also involves the affiliates of our Investment Advisor because such a transaction could be considered a joint transaction prohibited by the 1940 Act in the absence of our receipt of relief from the SEC in connection with such transaction. For example, if an affiliate of our Investment Advisor were required to approve a restructuring of an investment in the portfolio and the affiliate of our Investment Advisor was deemed to be our affiliate, such a restructuring transaction may constitute a prohibited joint transaction under the 1940 Act.
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
We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments or repay any revolving credit facility, depending on expected future investment in new portfolio companies. Temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.
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
Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities.
In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined. Uncertainty as to the nature of such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities. For example, on July 27, 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities. The future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.
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
In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the ‘‘Paris Agreement’’) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. Although the U.S. ratified the Paris Agreement on November 4, 2016, the current administration announced the U.S. would cease participation. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, at least through November 4, 2020 (the earliest date the U.S. may withdraw from the Paris Agreement), which could increase their operating costs and/or decrease their revenues.
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
The securities that we invest in are typically rated below investment grade. Securities rated below investment grade are often referred to as ‘‘leveraged loans,’’ ‘‘high yield’’ or ‘‘junk’’ securities and may be considered ‘‘high risk’’ compared to debt instruments that are rated investment grade. High yield securities are regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. In addition, high yield securities generally offer a higher current yield than that available from higher grade issues, but typically involve greater risk. These securities are especially sensitive to adverse changes in general economic conditions, to changes in the financial condition of their issuers and to price fluctuation in response to changes in interest rates. During periods of economic downturn or rising interest rates, issuers of below investment grade instruments may experience financial stress that could adversely affect their ability to make payments of principal and interest and increase the possibility of default.
Our investments may be in portfolio companies which may have limited operating histories and financial resources.
We expect that our portfolio will continue to consist of investments that may have relatively limited operating histories. These companies may be particularly vulnerable to U.S. and foreign economic downturns such as the U.S. recession that began in mid-2007 and the European financial crisis, may have more limited access to capital and higher funding costs, may have a weaker financial position and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical and marketing resources. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these companies. We cannot assure you that any of our investments in our portfolio companies will be successful. Our portfolio companies compete with larger, more established companies with greater access to, and resources for, further development in these new technologies. We may lose our entire investment in any or all of our portfolio companies.
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
You may not receive distributions, or our distributions may decline or may not grow over time, and you will experience dilution in your ownership percentage if you opt out of our dividend reinvestment plan.
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
At our 2019 Annual Stockholders Meeting, subject to certain determinations required to be made by our Board, we will ask our stockholders to approve our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price below the then current net asset value per share during a period beginning on May 2, 2019 and expiring on the earlier of the one year anniversary of the date of the 2019 Annual Stockholders Meeting and the date of our 2020 Annual Stockholders Meeting, which is expected to be held in April 2020.
If we were to sell shares of our common stock below its then current net asset value per share would be subject to the determination by our Board that such issuance is in our and our stockholders’ best interests. If we were to sell shares of our common stock below its then current net asset value per share, such sales would result in an immediate dilution to the net asset value per share of our common stock. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. Because the number of shares of common stock that could be so issued, and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.
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
HOLDERS
The last reported price for our common stock on March 1, 2019 was $8.30 per share. As of March 1, 2019 there were 42 holders of record of our common stock.
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
PERFORMANCE GRAPH
The following graph compares the cumulative return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period from December 31, 2013 through December 31, 2018. The graph assumes that on December 31, 2013, a person invested $100 in each of our common stock, the

Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. The graph also assumes that dividends paid are reinvested in the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year.
The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.
SALES OF UNREGISTERED SECURITIES
During the year ended December 31, 2018, we issued 100,316 shares of common stock under our DRIP. The issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our DRIP during the year ended December 31, 2018 was approximately $0.8 million. Other than the shares issued under our DRIP during the year ended December 31, 2018, we did not sell any unregistered equity securities.
ISSUER PURCHASES OF EQUITY SECURITIES
None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data of the Company as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, our independent registered public accounting firm. This consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows (dollars in thousands except share and per share data):
	As of and for the year ended December 31,
	2018	2017	2016	2015	2014
Consolidated statements of operations data:
Total investment income	$47,293	$51,089	$68,312	$63,976	$49,528
Total expenses, net of fee waivers	31,271	35,565	39,272	38,649	29,562
Net investment income	16,022	15,524	29,040	25,327	19,966
Net realized gain (loss) from investments	(34,804)	(24,189)	(22,766)	5,436	832
Net unrealized appreciation (depreciation) on investments and written call option	840	2,970	2,878	(16,913)	(24,238)
Tax benefit (provision)	1,916	(1,289)	—	—	—
Net increase (decrease) in net assets resulting from operations	$(16,026)	$(6,984)	$9,152	$13,850	$(3,440)
Per share data:
Net investment income	$1.00	$0.98	$1.84	$1.67	$1.54
Net increase (decrease) in net assets resulting from operations	$(1.00)	$(0.44)	$0.58	$0.91	$(0.27)
Distributions declared	$1.00	$1.42	$1.80	$2.38	$1.88
Net asset value per share	$11.88	$13.91	$15.79	$17.04	$18.56
Consolidated statements of assets and liabilities data:
Total assets	$493,165	$534,595	$584,415	$632,818	$539,864
Total net assets	$190,644	$221,887	$250,582	$268,802	$240,837
Other data:
Total return(1)	12.14%	(35.68)%	24.07%	(20.43)%	(0.85)%
Number of portfolio company investments at year end	44	47	53	57	52
Total portfolio investments for the year	$107,802	$82,750	$120,844	$260,640	$216,276
Investment repayments for the year	$123,517	$115,810	$163,564	$142,713	$80,197

(1)
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
Except as otherwise specified, references to “we,” “us,” “our,” “Capitala,” or the “Company”, refer to Capitala Finance Corp.
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

•
interest rate volatility could adversely affect our results, particularly if we use leverage as part of our investment strategy; and

•
the risks, uncertainties and other factors we identify in ‘‘Risk Factors’’ and elsewhere in this Annual Report on Form 10-K.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in ‘‘Risk Factors’’ and elsewhere in our Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or U.S. Securities and Exchange Commission (‘‘SEC’’) rule or regulation.
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
As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally must invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150%, if certain requirements are met, after November 1, 2019) after such borrowing, with certain limited exceptions. On March 23, 2018, the Small Business Credit Availability Act (the “SBCA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met. On November 1, 2018, the Board, including a ‘‘required majority’’ (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage. As a result, our asset coverage requirements for senior securities will be changed from 200% to 150%, effective November 1, 2019. To maintain our regulated investment company (“RIC”) status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.
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
Basis of Presentation
The Company is considered an investment company as defined in Accounting Standards Codification (‘‘ASC’’) Topic 946 — Financial Services — Investment Companies (‘‘ASC 946’’). The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (‘‘U.S. GAAP’’) and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries.
The Company’s financial statements as of December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017, and 2016 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, Florida Sidecar, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.
Consolidation
As provided under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned investment company subsidiaries (Fund II, Fund III, Florida Sidecar, and the Taxable Subsidiaries) in its consolidated financial statements. The Company does not consolidate its interest in Capitala Senior Loan Fund II, LLC (‘‘CSLF II’’) because the investment is not considered a substantially wholly owned investment company subsidiary. Further, CSLF II is a joint venture for which shared power exists relating to the decisions that most significantly impact the economic performance of the entity. See Note 4 to the consolidated financial statements for a description of the Company’s investment in CSLF II.
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

•
costs associated with our reporting and compliance obligations under the 1940 Act, the Securities Exchange Act of 1934, as amended (the ‘‘1934 Act’’) other applicable federal and state securities laws and ongoing stock exchange listing fees;

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
In estimating the fair value of portfolio investments, the Company starts with the cost basis of the investment, which includes original issue discount and payment-in-kind (‘‘PIK income’’), if any. The transaction price is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected fair values.
As a practical expedient, the Company uses net asset value (“NAV”) as the fair value for its equity investment in CSLF II. CSLF II records its underlying investments at fair value on a quarterly basis in accordance with the 1940 Act and ASC 820.
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
Non-accrual investments:   Management reviews all loans that become 90 days or more past due, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income and PIK interest on that loan for financial reporting purposes. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. The Company writes off any previously accrued and uncollected cash interest when it is determined that interest is no longer considered collectible. The Company may elect to cease accruing PIK interest and continue accruing interest income in cases where a loan is currently paying its interest income but, in management’s judgment, there is a reasonable likelihood of principal loss on the loan. Non-accrual loans are returned to accrual status when the borrower’s financial condition improves such that management believes current interest and principal payments are expected to be collected.
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
The Company has elected to be treated for U.S. federal income tax purposes and intends to comply with the requirement to qualify annually as a RIC under subchapter M of the Code and, among other things, intends to make the requisite distributions to its stockholders which will relieve the Company from U.S. federal income taxes.

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
Depending on the level of taxable income earned in an excise tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next excise tax year and pay a 4.0% U.S. excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. Since the Company’s IPO, the Company has not accrued or paid excise tax.
The Company elected to amend its tax year end from August 31 to December 31 and has filed a tax return for the four months ended December 31, 2017. The election to change tax year end is not expected to have a material impact on the Company’s consolidated statements of operations, the Company’s tax status as a RIC, or the nature of distributions paid to our stockholders.
The tax periods ended December 31, 2018, December 31, 2017, August 31, 2017, and August 31, 2016, remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the years ended December 31, 2018, 2017, and 2016. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.
The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of December 31, 2018 and December 31, 2017, the Company recorded a net deferred tax asset of  $0.6 million and a deferred tax liability of  $1.3 million, respectively. For the years ended December 31, 2018 and December 31, 2017, the Company recorded a deferred tax benefit (provision) of  $1.9 million and $(1.3) million, respectively. For the year ended December 31, 2016, no tax provision was recorded.
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
ASC Topic 740 — Income Taxes (‘‘ASC 740’’), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions deemed to meet a ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of December 31, 2018 and December 31, 2017, there were no uncertain tax positions.
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
The Company has concluded that it was not necessary to record a liability for any such tax positions as of December 31, 2018 and 2017. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. The Taxable Subsidiaries’ provisional tax is based on the new lower blended federal and state corporate tax rate of 24.86%. The implementation of the Tax Act did not have a material impact on the Company’s financial position and results of operations.
Portfolio and Investment Activity
The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through the Company’s subsidiaries that are licensed by the SBA under the SBIC Act, the Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests in first lien loans, second lien loans, and subordinated loans and, to a lesser extent, equity securities issued by lower middle-market companies and traditional middle-market companies. As of December 31, 2018, our portfolio consisted of investments in 44 portfolio companies with a fair value of approximately $448.9 million.
Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans or delayed draw facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt in one debt security, bifurcating the loan into a first-out tranche and last-out tranche. As of December 31, 2018, 13.7% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2017, 13.7% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.
The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and which are not subject to the blockage of cash interest payments to the Company at the first lien lender’s discretion.
In addition to first and second lien loans, the Company may also invest in subordinated loans. Subordinated loans typically have a second lien on all or substantially all of the borrower’s assets but unlike second lien loans, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.
During the year ended December 31, 2018, we made approximately $107.8 million of investments and had approximately $123.5 million in repayments and sales of investments resulting in net repayments and sales of approximately $15.7 million for the year. During the year ended December 31, 2017, we made approximately $82.8 million of investments and had approximately $115.8 million in repayments and sales resulting in net repayments and sales of approximately $33.0 million for the year. During the year ended December 31, 2016, we made approximately $120.8 million of investments and had approximately $163.6 million in repayments and sales resulting in net investments of approximately $42.8 million for the year.

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
The Written Call Option granted FSC II the right to purchase up to 31.25% of our equity investment in Eastport Holdings, LLC. The Written Call Option had a strike price of  $1.5 million and a termination date of August 31, 2018. On August 27, 2018, FSC II exercised its option at a strike price of  $1.5 million. The fair value of the Written Call Option, which had been treated as a derivative liability and recorded in the financial statement line item Written Call Option at fair value in our consolidated statements of assets and liabilities, was approximately $0.0 million and $6.8 million as of December 31, 2018 and 2017, respectively. For purposes of determining the fair value of the Written Call Option, we calculated the difference in the fair value of the underlying equity investment in Eastport Holdings, LLC and the strike price of the Written Call Option, or intrinsic value. The Written Call Option was classified as a Level 3 financial instrument.
As of December 31, 2018, our debt investment portfolio, which represented 76.4% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 11.9%. As of December 31, 2018, 41.4% of the fair value of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2017, our debt investment portfolio, which represented 75.5% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 11.9%. As of December 31, 2017, 51.7% of the fair value of our debt investment portfolio was bearing a fixed rate of interest.
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
The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of December 31, 2018 (dollars in thousands):
	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$252,174	54.9%	$237,570	48.7%
Second Lien Debt	33,040	7.2	32,495	6.7
Subordinated Debt	72,562	15.8	73,113	15.0
Equity and Warrants	48,594	10.6	92,054	18.9
Capitala Senior Loan Fund II, LLC	13,600	3.0	13,695	2.8
Cash and Cash Equivalents	39,295	8.5	39,295	7.9
Total	$459,265	100.0%	$488,222	100.0%

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of December 31, 2017 (dollars in thousands):
	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$257,147	51.8%	$243,489	45.8%
Second Lien Debt	32,465	6.6	30,794	5.8
Subordinated Debt	120,235	24.2	103,385	19.5
Equity and Warrants	55,180	11.1	122,271	23.0
Cash and Cash Equivalents	31,221	6.3	31,221	5.9
Total	$496,248	100.0%	$531,160	100.0%

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):
	December 31, 2018		December 31, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$57,946	12.9%	$70,122	14.0%
Consumer Products	27,746	6.2	29,612	5.9
Information Technology	25,232	5.6	24,761	5.0
Financial Services	21,666	4.8	26,920	5.4
Sales & Marketing Services	19,496	4.3	17,388	3.5
Telecommunications	18,000	4.0	—	—
Food Product Manufacturer	17,335	3.9	16,222	3.2
Healthcare	16,972	3.8	21,368	4.3
Industrial Equipment Rental	16,327	3.6	15,603	3.1
IT Consulting	15,233	3.4	12,231	2.4
Retail	14,979	3.3	15,000	3.0
Building Products	14,833	3.3	17,879	3.6
Automobile Part Manufacturer	14,384	3.2	9,285	1.9
Healthcare Management	13,792	3.1	9,014	1.8
Investment Funds	13,695	3.0	—	—
Multi-Platform Media and Consumer Products	13,000	2.9	—	—
Textile Equipment Manufacturer	12,848	2.8	12,505	2.5
Government Services	12,109	2.7	10,320	2.1
Computer Supply Retail	10,597	2.4	12,551	2.5
Oil & Gas Services	9,861	2.2	27,774	5.6
Conglomerate	9,004	2.0	7,645	1.5
Advertising & Marketing Services	8,712	1.9	5,157	1.0
Testing Laboratories	7,503	1.7	—	—
Oil & Gas Engineering and Consulting Services	6,854	1.5	8,528	1.7
Professional and Personal Digital Imaging	6,674	1.5	8,810	1.8
Electronic Machine Repair	6,432	1.4	—	—
Produce Distribution	6,210	1.4	6,170	1.2
Farming	5,880	1.3	5,581	1.1
Restaurant	4,903	1.1	4,880	1.0

	December 31, 2018		December 31, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Medical Device Distributor	$4,797	1.1%	$4,713	0.9%
Online Merchandise Retailer	3,499	0.8	3,755	0.8
Footwear Retail	3,184	0.7	17,748	3.6
QSR Franchisor	3,018	0.7	7,650	1.5
Logistics	2,984	0.7	—	—
Home Repair Parts Manufacturer	1,722	0.4	2,767	0.6
Household Product Manufacturer	758	0.2	1,316	0.3
Data Processing & Digital Marketing	742	0.2	1,035	0.2
Specialty Retail	—	—	20,713	4.1
Fuel Transportation Services	—	—	11,588	2.3
Transportation	—	—	11,560	2.3
Refrigeration/HVAC Services	—	—	8,736	1.7
Bowling Products	—	—	7,186	1.4
Consumer Electronics	—	—	3,498	0.7
Replacement Window Manufacturer	—	—	1,880	0.4
In-Home Healthcare Services	—	—	174	0.1
Automotive Chemicals & Lubricants	—	—	101	0.0
Retail Display & Security Services	—	—	100	0.0
Dental Practice Management	—	—	93	0.0
Total	$448,927	100.0%	$499,939	100.0%

With the exception of the international investment holdings noted below, all investments made by the Company as of December 31, 2018 and December 31, 2017 were made in portfolio companies located in the U.S. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value as of December 31, 2018 and December 31, 2017 (dollars in thousands):
	At December 31, 2018		At December 31, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$224,856	50.1%	$254,829	51.0%
Midwest	77,537	17.3	84,832	17.0
West	77,353	17.2	107,835	21.5
Northeast	66,303	14.8	44,428	8.9
International	2,878	0.6	8,015	1.6
Total	$448,927	100.0%	$499,939	100.0%

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
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2018 and 2017 (dollars in thousands):
	As of December 31, 2018		As of December 31, 2017
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$171,829	38.3%	$191,204	38.2%
2	194,411	43.3	186,445	37.3
3	73,325	16.3	97,309	19.5
4	9,362	2.1	24,981	5.0
5	—	—	—	—
Total	$448,927	100.0%	$499,939	100.0%

As of December 31, 2018, we had debt investments in two portfolio companies on non-accrual status with an amortized cost of  $20.7 million and a fair value of  $9.4 million, which represented 4.9% and 2.1% of the investment portfolio, respectively. As of December 31, 2017, we had debt investments in four portfolio companies on non-accrual status with amortized cost of  $50.1 million and a fair value of $25.0 million, which represented 10.8% and 5.0% of the investment portfolio, respectively.
Capitala Senior Loan Fund II, LLC
On December 20, 2018, Capitala and Trinity Universal Insurance Company (“Trinity”), a subsidiary of Kemper Corporation, entered into a limited liability company agreement (the “LLC Agreement”) to co-manage Capitala Senior Loan Fund II, LLC (“CSLF II”). The purpose and design of the joint venture is to invest primarily in senior secured first-out loans. Capitala and Trinity have committed to provide $25.0 million of equity to CSLF II, with Capitala providing $20.0 million and Trinity providing $5.0 million.

Capitala and Trinity each appointed two members to CSLF II’s four-person board of directors and investment committee. All material decisions with respect to CSLF II, including those involving its investment portfolio, require approval of a member on the board of directors and investment committee of at least one member representing Capitala and Trinity, respectively.
As of December 31, 2018, $13.6 million and $3.4 million in equity capital had been contributed by Capitala and Trinity, respectively. As of December 31, 2018, the Company and Trinity had $6.4 million and $1.6 million of unfunded equity capital commitments outstanding. The Company’s equity investment in CSLF II is not redeemable.
Below is a summary of CSLF II’s portfolio at fair value as of December 31, 2018 (dollars in thousands):
December 31, 2018
First lien loans(1)	$10,000
Weighted average current interest rate on first lien loans	7.6%
Number of borrowers in CSLF II	2
Largest portfolio company investment(1)	$5,550
Total of five largest portfolio company investments(1)(2)	$10,000

(1)
Based on principal amount outstanding at year end.

(2)
Only two investments outstanding at year end.

Below is CSLF II’s schedule of investments as of December 31, 2018:
Capitala Senior Loan Fund II, LLC
Schedule of Investments
December 31, 2018
(in thousands)
Portfolio Company	Industry	Type of Investment	Principal Amount	Cost	Fair Value
Investments in Non-Controlled, Non-Affiliated Portfolio Companies
U.S. BioTek Laboratories, LLC	Testing Laboratories	First Lien Debt (7.8% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	$4,500	$4,500	$4,500
Freedom Electronics, LLC	Electronics	First Lien Debt (7.5% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	5,500	5,500	5,500
TOTAL INVESTMENTS IN NON-CONTROLLED, NON-AFFILIATED PORTFOLIO COMPANIES			$10,000	$10,000	$10,000

Below is the financial information for CSLF II:
Capitala Senior Loan Fund II, LLC
Statement of Assets and Liabilities
(in thousands)
As of December 31, 2018
ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $10,000)	$10,000
Cash and cash equivalents	7,100
Interest receivable	31
Total assets	$17,131
LIABILITIES
Accounts payable	$12
Total liabilities	$12
NET ASSETS
Partners’ capital	$17,119
Total net assets	$17,119

Capitala Senior Loan Fund II, LLC
Statement of Operations
(in thousands)
For the period from December 20, 2018 (commencement of operations) to December 31, 2018
INVESTMENT INCOME
From non-controlled, non-affiliated investments:
Interest income	$31
Fee income	100
Total investment income	$131
EXPENSES
General and administrative expenses	$12
Total expenses	$12
NET INVESTMENT INCOME	$119
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$119

Results of Operations
Our operating results for the years ended December 31, 2018, 2017 and 2016 are as follows (dollars in thousands):
	For the Year Ended December 31,
	2018	2017	2016
Total investment income	$47,293	$51,089	$68,312
Total expenses, net of incentive fee waivers	31,271	35,565	39,272
Net investment income	16,022	15,524	29,040
Total realized loss on investments	(34,804)	(24,189)	(22,766)
Net unrealized appreciation (depreciation) on investments	(5,955)	7,049	5,594
Net unrealized appreciation (depreciation) on Written Call Option	6,795	(4,079)	(2,716)
Tax benefit (provision)	1,916	(1,289)	—
Net increase (decrease) in net assets resulting from operations	$(16,026)	$(6,984)	$9,152

Investment income
The composition of our investment income for the years ended December 31, 2018, 2017 and 2016 was as follows (dollars in thousands):
	For the Year Ended December 31,
	2018	2017	2016
Interest income	$40,357	$40,462	$54,990
Fee income	2,044	2,027	4,118
Payment-in-kind interest and dividend income	4,348	7,143	6,300
Dividend income	397	1,221	2,792
Other Income	—	125	85
Interest from cash and cash equivalents	147	111	27
Total investment income	$47,293	$51,089	$68,312

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
For the year ended December 31, 2018, total investment income decreased by $3.8 million, or 7.4%, compared to the year ended December 31, 2017. The decrease from the prior year was driven primarily by a $2.8 million decline in PIK income, from $7.1 million for the year ended December 31, 2017, to $4.3 million for the year ended December 31, 2018. The decrease in PIK income was due to a decline in investments with a contractual PIK rate. Interest income declined $0.1 for the year ended December 31, 2018 compared to the year ended December 31, 2017, as a decline in average outstanding debt investments was partially offset by an increase in the weighted average cash interest yield of the portfolio and a decline in average non-accrual debt investments. For the year ended December 31, 2018, we generated $1.7 million in origination fees from new deployments and $0.3 million in other fees. Comparatively, for the year ended December 31, 2017, we generated $1.2 million in origination fees from new deployments and $0.8 million in other fees. Dividend income decreased from $1.2 million for the year ended December 31, 2017 to $0.4 million for the year ended December 31, 2018, mostly driven by a decrease in one-time dividends from portfolio companies.
For the year ended December 31, 2017, total investment income decreased by $17.2 million, or 25.2%, compared to the year ended December 31, 2016. The decrease from the prior year was driven primarily by a $14.5 million decline in interest income, from $55.0 million for the year ended December 31, 2016, to $40.5 million for the year ended December 31, 2017. The decline in interest income was caused by a decline in average outstanding debt investments and an increase in average non-accrual debt investments. Fee income declined by $2.1 million compared to the prior year, from $4.1 million for the year ended December 31, 2016 to $2.0 million for the year ended December 31, 2017. For the year ended December 31, 2017, we generated $1.2 million in origination fees from new deployments and $0.8 million in other fees. Comparatively, for the year ended December 31, 2016, we generated $2.1 million in origination fees from new deployments and $2.0 million in other fees. Dividend income decreased from $2.8 million for the year ended December 31, 2016 to $1.2 million for the year ended December 31, 2017, mostly driven by a $1.8 million decrease in dividends paid by Capitala Senior Liquid Loan Fund I, LLC. PIK income increased $0.8 million compared to the prior year, from $6.3 million for the year ended December 31, 2016 to $7.1 million for the year ended December 31, 2017. The increase in PIK income was primarily due to investments restructured during the year ended December 31, 2017 that provided for an increase in the PIK rate being charged.
Operating expenses
The composition of our expenses for the years ended December 31, 2018, 2017 and 2016 was as follows (dollars in thousands):
	For the Year Ended December 31,
	2018	2017	2016
Interest and financing expenses	$17,283	$18,825	$19,711
Loss on extinguishment of debt	—	2,732	—
Base management fee	9,049	9,780	10,588
Incentive fees, net of incentive fee waiver	244	350	5,169
General and administrative expenses	4,695	3,878	3,804
Total expenses, net of fee waivers	$31,271	$35,565	$39,272

For the year ended December 31, 2018, operating expenses decreased by $4.3 million, or 12.1%, compared to the year ended December 31, 2017. For the year ended December 31, 2017, we recognized a $2.7 million loss on extinguishment of debt related to repayment of our 7.125% Notes due 2021 (the “2021 Notes”). Interest and financing expenses declined from $18.8 million for the year ended December 31, 2017 to $17.3 million for the year ended December 31, 2018 due to lower weighted average interest rates on our outstanding debt and lower average debt outstanding. Our base management fee declined from $9.8 million for the year ended December 31, 2017 to $9.0 million for the year ended December 31, 2018 due to lower average assets under management. Incentive fees, net of incentive fee waiver, decreased from $0.4 million to $0.2 million due to lower pre-incentive fee net investment income. General and administrative expenses increased from $3.9 million for the year ended December 31, 2017 to $4.7 million for the year ended December 31, 2018 due primarily to an increase in legal expenses relating to a shareholder lawsuit, an increase in payments made to the Administrator, and an increase in professional fees related to internal control audit services.
For the year ended December 31, 2017, operating expenses decreased by $3.7 million, or 9.4%, compared to the year ended December 31, 2016. For the year ended December 31, 2017 we recognized a $2.7 million loss on extinguishment of debt related to the repayment of our 2021 Notes. The increase in expenses related to the loss on extinguishment of debt was offset by (i) a decline in base management fees, from $10.6 million for the year ended December 31, 2016, to $9.8 million for the year ended December 31, 2017 due to lower average assets under management, (ii) a decline in incentive fees, net of incentive fee waiver, from $5.2 million for the year ended December 31, 2016 to $0.4 million for the year ended December 31, 2017, due to lower pre-incentive fee net investment income, and (iii) a decline in interest and financing expenses, from $19.7 million for the year ended December 31, 2016 to $18.8 million for the year ended December 31, 2017, primarily due to a lower average debt balance outstanding during the period.
Net realized gains (losses) on sales of investments
During the years ended December 31, 2018, 2017, and 2016, we recognized $(34.8) million, $(24.2) million and $(22.8) million of net realized losses on our portfolio investments, respectively.
Net unrealized appreciation (depreciation) on investments
Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the years ended December 31, 2018, 2017, and 2016, we had $(6.0) million, $7.0 million and $5.6 million of unrealized appreciation (depreciation) on investments, respectively.
Net unrealized depreciation on Written Call option
For the years ended December 31, 2018, 2017 and 2016 we had net unrealized appreciation (depreciation) on the Written Call Option of  $6.8 million, $(4.1) million, and $(2.7) million, respectively.
Tax benefit (provision)
For the years ended December 31, 2018 and December 31, 2017, we recorded a tax benefit (provision) of  $1.9 million and $(1.3) million, respectively. For the year ended December 31, 2016, no tax provision was recorded.
Changes in net assets resulting from operations
For the years ended December 31, 2018, 2017, and 2016 we recorded a net increase (decrease) in net assets resulting from operations of  $(16.0) million, $(7.0) million, and $9.2 million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2018, 2017, and 2016 our per share net increase (decrease) in net assets resulting from operations was $(1.00), $(0.44), and $0.58, respectively.
Summarized Financial Information of Our Unconsolidated Subsidiaries
The Company holds a control interest, as defined by the 1940 Act, in five portfolio companies that are considered significant subsidiaries under the guidance in Regulation S-X, but are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each such portfolio company, along with summarized financial information as of December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017, and 2016.
During the year ended December 31, 2018, the Company sold its investment in Kelle’s Transport Service, LLC and realized a loss of  $3.7 million. During the year ended December 31, 2018, the Company wrote-off its investment in On-Site Fuel Service, Inc. and realized a loss of  $16.7 million.
AAE Acquisition, LLC
AAE Acquisition, LLC, formed on May 21, 2004 as a Delaware limited liability company, is an aerial equipment rental and services business primarily serving the Gulf Coast region. The income (loss) the Company generated from AAE Acquisition, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $1.7 million, $1.7 million, and $(1.1) million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016 respectively.

CableOrganizer Acquisition, LLC
CableOrganizer Acquisition, LLC, a Delaware limited liability company that began operations on April 23, 2013, is a leading online provider of cable and wire management products. The income (loss) the Company generated from CableOrganizer Acquisition, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $(2.4) million, $1.8 million and $1.9 million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.
Eastport Holdings, LLC
Eastport Holdings, LLC, an Ohio limited liability company organized on November 1, 2011, is a holding company consisting of marketing and advertising companies located across the U.S. The income the Company generated from Eastport Holdings, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $11.4 million and $14.3 million for the years ended December 31, 2017 and December 31, 2016, respectively. On August 27, 2018, the Written Call Option associated with the Company’s investment in Eastport Holdings, LLC was exercised and, as a result of the reduced ownership percentage, is no longer considered a control investment. The income the Company generated from Eastport Holdings, LLC while it was considered a control investment from January 1, 2018 to August 27, 2018 was $2.1 million. The summarized financial information disclosed below is as of August 31, 2018 and for the eight months ended August 31, 2018 as this is the period that Eastport Holdings, LLC was considered a control investment.
Micro Precision, LLC
Micro Precision, LLC, formed on August 5, 2011 as a Delaware limited liability company, is a prime contractor supplying critical parts and mechanical assemblies to the U.S. Department of Defense as well as designer and manufacturer of locomotive air horns. The income the Company generated from Micro Precision, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $2.1 million, $0.0 million, and $1.8 million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.
Navis Holdings, Inc.
Navis Holdings, Inc., incorporated in Delaware on December 21, 2010, designs and manufactures leading machinery for the global knit and woven finishing textile industries. The income the Company generated from Navis Holdings, Inc., which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation) was $0.6 million, $0.7 million, and $1.9 million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.
The summarized unaudited financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):
	As of
Balance Sheets – AAE Acquisition, LLC	December 31, 2018	December 31, 2017
Current assets	$7,277	$6,712
Noncurrent assets	22,994	27,668
Total assets	$30,271	$34,380
Current liabilities	$53,939	$2,897
Noncurrent liabilities	2,122	51,428
Total liabilities	$56,061	$54,325
Total deficit	$(25,790)	$(19,945)

	For the year ended
Statements of Operations – AAE Acquisition, LLC	December 31, 2018	December 31, 2017	December 31, 2016
Net sales	$27,162	$26,677	$28,352
Cost of goods sold	20,098	20,265	22,402
Gross profit	$7,064	$6,412	$5,950
Other expenses	$12,768	$11,916	$11,812
Net loss before income taxes	(5,704)	(5,504)	(5,862)
Income tax provision	—	—	—
Net loss	$(5,704)	$(5,504)	$(5,862)

	As of
Balance Sheets – CableOrganizer Acquisition, LLC	December 31, 2018	December 31, 2017
Current assets	$2,987	$5,182
Noncurrent assets	8,459	8,354
Total assets	$11,446	$13,536
Current liabilities	$13,094	$5,205
Noncurrent liabilities	—	12,346
Total liabilities	$13,094	$17,551
Total deficit	$(1,648)	$(4,015)

	For the year ended
Statements of Operations – CableOrganizer Acquisition, LLC.	December 31, 2018	December 31, 2017	December 31, 2016
Net sales	$18,115	$27,133	$23,277
Cost of goods sold	12,183	19,819	15,715
Gross profit	$5,932	$7,314	$7,562
Other expenses	$7,960	$10,690	$10,344
Net loss before income taxes	(2,028)	(3,376)	(2,782)
Income tax provision	—	—	—
Net loss	$(2,028)	$(3,376)	$(2,782)

	As of
Balance Sheets – Eastport Holdings, LLC	August 31, 2018	December 31, 2017
Current assets	$99,483	$94,396
Noncurrent assets	185,292	180,266
Total assets	$284,775	$274,662
Current liabilities	$163,085	$153,182
Noncurrent liabilities	60,939	56,272
Total liabilities	$224,024	$209,454
Total equity	$60,751	$65,208

	For the eight months ended August 31, 2018	For the year ended
Statements of Operations – Eastport Holdings, LLC		December 31, 2017	December 31, 2016
Net sales	$373,943	$510,400	$499,986
Cost of goods sold	267,395	364,605	377,036
Gross profit	$106,548	$145,795	$122,950
Other expenses	$103,811	$135,597	$111,677
Net income before income taxes	2,737	10,198	11,273
Income tax provision	335	278	—
Net income	$2,402	$9,920	$11,273

	As of
Balance Sheets – Micro Precision, LLC	December 31, 2018	December 31, 2017
Current assets	$5,880	$6,187
Noncurrent assets	19,436	15,864
Total assets	$25,316	$22,051
Current liabilities	$7,712	$6,511
Noncurrent liabilities	13,961	15,790
Total liabilities	$21,673	$22,301
Total equity (deficit)	$3,643	$(250)

	For the year ended
Statements of Operations – Micro Precision, LLC	December 31, 2018	December 31, 2017	December 31, 2016
Net sales	$12,083	$14,053	$17,788
Cost of goods sold	6,595	8,677	12,183
Gross profit	$5,488	$5,376	$5,605
Other expenses	$5,562	$6,590	$6,836
Net loss before income taxes	(74)	(1,214)	(1,231)
Income tax provision	—	—	—
Net loss	$(74)	$(1,214)	$(1,231)

	As of
Balance Sheets – Navis Holdings, Inc.	December 31, 2018	December 31, 2017
Current assets	$5,868	$4,723
Noncurrent assets	5,145	2,162
Total assets	$11,013	$6,885
Current liabilities	$5,542	$2,463
Noncurrent liabilities	8,060	6,738
Total liabilities	$13,602	$9,201
Total deficit	$(2,589)	$(2,316)

	For the year ended
Statements of Operations – Navis Holdings, Inc.	December 31, 2018	December 31, 2017	December 31, 2016
Net sales	$14,305	$13,947	$17,803
Cost of goods sold	8,456	8,729	10,933
Gross profit	$5,849	$5,218	$6,870
Other expenses	$5,977	$4,684	$5,070
Net income (loss) before income taxes	(128)	534	1,800
Income tax provision	20	1,185	701
Net income (loss)	$(148)	$(651)	$1,099

Financial Condition, Liquidity and Capital Resources
We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our stockholders, and repay indebtedness.
On September 30, 2013, we issued 4,000,000 shares at $20.00 per share in our IPO, generating net proceeds of  $74.25 million.
On October 17, 2014, the Company entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. The Credit Facility was amended on May 22, 2015, June 16, 2017, and July 19, 2018 (the “Amendments”). The Amendments were affected, among other things, in order to increase the total borrowings allowed under the Credit Facility, allow for stock repurchases, extend the maturity date, and to reduce the minimum required interest coverage ratio. The Credit Facility currently provides for borrowings up to $114.5 million and may be increased up to $200.0 million pursuant to its “accordion” feature. The Credit Facility matures on June 16, 2021. As of December 31, 2018, we had $10.0 million outstanding and $104.5 million available under the Credit Facility.
On April 13, 2015, we completed an underwritten offering of 3,500,000 shares of our common stock at a public offering price of  $18.32 per share. The total proceeds received in the offering net of underwriting discounts and offering costs were approximately $61.7 million.
On May 16, 2017, we issued $70.0 million in aggregate principal amount of 6.0% fixed-rate notes due May 31, 2022 (the ‘‘2022 Notes’’). On May 25, 2017, we issued an additional $5.0 million in aggregate principal amount of the 2022 Notes pursuant to a partial exercise of the underwriters’ overallotment option. The 2022 Notes will mature on May 31, 2022 and may be redeemed in whole or in part at any time or from time to time at our option on or after May 31, 2019 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest is payable quarterly beginning August 31, 2017. The 2022 Notes are listed on the NASDAQ Global Select Market under the trading symbol ‘‘CPTAL’’ with a par value $25.00 per share.
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
As of December 31, 2018, Fund II had $26.2 million in regulatory capital and $15.7 million in SBA-guaranteed debentures outstanding and Fund III had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding. In addition to our existing SBA-guaranteed debentures, we may, if permitted by regulation, seek to issue additional SBA-guaranteed debentures as well as other forms of leverage and borrow funds to make investments. On June 10, 2014, we received an exemptive order from the SEC exempting us, Fund II and Fund III from certain provisions of the 1940 Act

(including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the 1934 Act, with respect to Fund II and Fund III. We intend to comply with the conditions of the order.
As of December 31, 2018, we had $39.3 million in cash and cash equivalents, and our net assets totaled $190.6 million.
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
A summary of our significant contractual payment obligations as of December 31, 2018 are as follows (dollars in thousands):
	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
SBA Debentures	$—	$80,700	$85,000	$—	$165,700
2022 Notes	—	—	75,000	—	75,000
2022 Convertible Notes	—	—	52,088	—	52,088
Credit Facility	—	$10,000	—	—	$10,000
Total Contractual Obligations	$—	$90,700	$212,088	$—	$302,788

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
The following tables summarize our distributions declared from January 1, 2016 through December 31, 2018:
Date Declared	Record Date	Payment Date	Amount Per Share
January 2, 2018	January 22, 2018	January 30, 2018	$0.0833
January 2, 2018	February 20, 2018	February 27, 2018	0.0833
January 2, 2018	March 23, 2018	March 29, 2018	0.0833
April 2, 2018	April 19, 2018	April 27, 2018	0.0833
April 2, 2018	May 22, 2018	May 30, 2018	0.0833
April 2, 2018	June 20, 2018	June 28, 2018	0.0833
July 2, 2018	July 23, 2018	July 30, 2018	0.0833
July 2, 2018	August 23, 2018	August 30, 2018	0.0833
July 2, 2018	September 20, 2018	September 27, 2018	0.0833
October 1, 2018	October 23, 2018	October 30, 2018	0.0833
October 1, 2018	November 21, 2018	November 29, 2018	0.0833
October 1, 2018	December 20, 2018	December 28, 2018	0.0833
Total Distributions Declared and Distributed for 2018			$1.00

Date Declared	Record Date	Payment Date	Amount Per Share
January 3, 2017	January 20, 2017	January 30, 2017	$0.1300
January 3, 2017	February 20, 2017	February 27, 2017	0.1300
January 3, 2017	March 23, 2017	March 30, 2017	0.1300
April 3, 2017	April 19, 2017	April 27, 2017	0.1300
April 3, 2017	May 23, 2017	May 29, 2017	0.1300
April 3, 2017	June 21, 2017	June 29, 2017	0.1300
July 3, 2017	July 21, 2017	July 28, 2017	0.1300
July 3, 2017	August 23, 2017	August 30, 2017	0.1300
July 3, 2017	September 20, 2017	September 28, 2017	0.1300
October 2, 2017	October 23, 2017	October 30, 2017	0.0833
October 2, 2017	November 21, 2017	November 29, 2017	0.0833
October 2, 2017	December 20, 2017	December 28, 2017	0.0833
Total Distributions Declared and Distributed for 2017			$1.42

Date Declared	Record Date	Payment Date	Amount Per Share
January 4, 2016	January 22, 2016	January 28, 2016	$0.1567
January 4, 2016	February 19, 2016	February 26, 2016	0.1567
January 4, 2016	March 22, 2016	March 30, 2016	0.1567
April 1, 2016	April 22, 2016	April 28, 2016	0.1567
April 1, 2016	May 23, 2016	May 30, 2016	0.1567
April 1, 2016	June 21, 2016	June 29, 2016	0.1567
July 1, 2016	July 22, 2016	July 29, 2016	0.1567
July 1, 2016	August 22, 2016	August 30, 2016	0.1567
July 1, 2016	September 22, 2016	September 29, 2016	0.1567
September 22, 2016	October 21, 2016	October 28, 2016	0.1300
September 22, 2016	November 21, 2016	November 29, 2016	0.1300
September 22, 2016	December 21, 2016	December 29, 2016	0.1300
Total Distributions Declared and Distributed for 2016			$1.80

Related Parties
We have entered into the Investment Advisory Agreement with the Investment Advisor. Joseph B. Alala, our chief executive officer and chairman of our Board, is the managing partner and chief investment officer of the Investment Advisor, and M. Hunt Broyhill, a member of our Board, has an indirect controlling interest in the Investment Advisor.
In addition, an affiliate of the Investment Advisor also manages CapitalSouth Partners SBIC Fund IV, L.P. (‘‘Fund IV’’), a private investment limited partnership which provides financing solutions to smaller and lower middle-market companies that had its first closing in March 2013 and obtained SBA approval for its SBIC license in April 2013. In addition to Fund IV, affiliates of the Investment Advisor may manage several affiliated funds whereby institutional limited partners in Fund IV have the opportunity to co-invest with Fund IV in portfolio investments. An affiliate of the Investment Advisor also manages Capitala Private Credit Fund V, L.P. (‘‘Fund V’’), a private investment limited partnership, and a private investment vehicle (referred to herein as “Capitala Specialty Lending Corp” or “CSLC”), both of which provide financing solutions to lower middle-market and traditional middle-market companies. The Investment Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. To the extent permitted by the 1940 Act and interpretation of the SEC staff, the Investment Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Advisor or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Advisor’s allocation procedures. We expect to make, and have made, co-investments with Fund V and/or CSLC given their similar investment strategies.
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
The Company may invest in the same unitranche facility as CSLF II whereby CSLF II provides the first-out portion of the unitranche facility and the Company and other lenders provide the last-out portion of the unitranche facility. Under a guarantee agreement, the Company may be required to purchase its pro-rata portion of first-out loans from CSLF II upon certain triggering events, including acceleration upon payment default of the underlying borrower. As of December 31, 2018, the Company has evaluated the fair value of the guarantee under the guidance of ASC Topic 460 — Guarantees and determined that the fair value of the guarantee is immaterial as the risk of payment default for first-out loans in CSLF II is considered remote. The maximum exposure to credit risk as of December 31, 2018 is $4.3 million and extends to the stated maturity of the underlying loans in CSLF II.
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
Off-Balance Sheet Arrangements
As of December 31, 2018, the Company had outstanding unfunded commitments related to debt and equity investments in existing portfolio companies of  $6.4 million (Capitala Senior Loan Fund II, LLC), $5.0 million (Portrait Studio, LLC), $1.1 million (MC Sign Lessor, Corp), $1.0 million (U.S. BioTek Laboratories, LLC), $0.8 million (Freedom Electronics, LLC), and $0.3 million (CableOrganizer Acquisition, LLC). As of December 31, 2017, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of  $3.1 million (Portrait Studio, LLC), $2.0 million (CIS Secure Computing, Inc.), $1.0 million (Kelle’s Transport Service, LLC), and $0.7 million (U.S. Well Services, LLC).
The Company may invest in the same unitranche facility as CSLF II whereby CSLF II provides the first-out portion of the unitranche facility and the Company and other lenders provide the last-out portion of the unitranche facility. Under a guarantee agreement, the Company may be required to purchase its pro-rata portion of first-out loans from CSLF II upon certain triggering events, including acceleration upon payment default of the underlying borrower. As of December 31, 2018, the Company has evaluated the fair value of the guarantee under the guidance of ASC Topic 460 — Guarantees and determined that the fair value of the guarantee is immaterial as the risk of payment default for first-out loans in CSLF II is considered remote. The maximum exposure to credit risk as of December 31, 2018 is $4.3 million and extends to the stated maturity of the underlying loans in CSLF II.
We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments
Distributions
On January 2, 2019 our Board declared the following distributions:
Date Declared	Record Date	Payment Date	Distributions per Share
January 2, 2019	January 24, 2019	January 30, 2019	$0.0833
January 2, 2019	February 20, 2019	February 27, 2019	$0.0833
January 2, 2019	March 21, 2019	March 28, 2019	$0.0833
Portfolio Activity
On January 4, 2019, the Company invested $9.2 million in first lien debt and $0.9 million in membership units of Reliant Account Management, LLC.
On February 1, 2019, the Company invested $3.8 million in second lien debt of AAE Acquisition, LLC.
On February 27, 2019, the Company sold its warrants in B&W Quality Growers, LLC for $5.9 million.
Borrowings
On February 22, 2019, the Company completed an amendment to its Credit Facility that reduced its minimum net asset value to $150.0 million and reduced the minimum required asset coverage ratio to 2:1 debt-to-equity.
On March 1, 2019, the Company prepaid $15.7 million in outstanding SBA debentures for Fund II and relinquished the related SBIC license.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the year ended December 31, 2018, we did not engage in hedging activities.
As of December 31, 2018, we held 25 securities bearing a variable rate of interest. Our variable rate investments represent approximately 58.6% of the fair value of total debt investments. As of December 31, 2018, 4.3% of variable rate securities were yielding interest at a rate equal to the established interest rate floor or interest rate ceiling and 95.7% of variable rate securities were yielding interest at a rate above its interest rate floor or were not subject to an interest rate floor. As of December 31, 2018, we had $10.0 million outstanding on our Credit Facility, which has a variable rate of interest at one-month LIBOR + 3.0%. As of December 31, 2018, all of our other interest paying liabilities, consisting of  $165.7 million in SBA-guaranteed debentures, $75.0 million in 2022 Notes, and $52.1 million in 2022 Convertible Notes, were bearing interest at a fixed rate.
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
Based on our December 31, 2018 consolidated statements of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):
Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$6,043	$(300)	$5,743
Up 200 basis points	$4,044	$(200)	$3,844
Up 100 basis points	$2,022	$(100)	$1,922
Down 100 basis points	$(1,915)	$100	$(1,815)
Down 200 basis points	$(2,857)	$200	$(2,657)
Down 300 basis points	$(2,909)	$250	$(2,659)

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Capitala Finance Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Capitala Finance Corp. (the “Company”), including the consolidated schedules of investments, as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated March 4, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2018 and 2017, by correspondence with the custodians, agents and/or directly with management or designees of the portfolio companies, as applicable. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Charlotte, North Carolina
March 4, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Capitala Finance Corp.
Opinion on Internal Control over Financial Reporting
We have audited Capitala Finance Corp.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Capitala Finance Corp. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company, including the consolidated schedules of investments, as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 4, 2019, expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Charlotte, North Carolina
March 4, 2019

Capitala Finance Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share data)
	As of
	December 31, 2018	December 31, 2017
ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $280,114 and $298,132, respectively)	$286,843	$288,374
Affiliate investment (amortized cost of $72,300 and $77,336, respectively)	92,939	103,957
Control investments (amortized cost of $67,556 and $89,559, respectively)	69,145	107,608
Total investments at fair value (amortized cost of $419,970 and $465,027, respectively)	448,927	499,939
Cash and cash equivalents	39,295	31,221
Interest and dividend receivable	3,778	2,976
Due from related parties	—	95
Prepaid expenses	454	309
Deferred tax asset, net	628	—
Other assets	83	55
Total assets	$493,165	$534,595
LIABILITIES
SBA debentures (net of deferred financing cost of $1,688 and $2,300, respectively)	$164,012	$168,400
2022 Notes (net of deferred financing cost of $1,987 and $2,496, respectively)	73,013	72,504
2022 Convertible Notes (net of deferred financing cost of $1,259 and $1,583, respectively)	50,829	50,505
Credit Facility (net of deferred financing cost of $983 and $1,293, respectively)	9,017	7,707
Management and incentive fees payable	2,487	2,172
Interest and financing fees payable	3,063	3,141
Trade settlement payable	—	175
Deferred tax liability, net	—	1,289
Written call option at fair value (proceeds of $0 and $20, respectively)	—	6,815
Accounts payable and accrued expenses	100	—
Total liabilities	$302,521	$312,708
Commitments and contingencies (Note 2)
NET ASSETS
Common stock, par value $.01, 100,000,000 common shares authorized, 16,051,547 and $15,951,231 common shares issued and outstanding, respectively	$161	$160
Additional paid in capital	241,757	241,027
Total distributable loss	(51,274)	(19,300)
Total net assets	$190,644	$221,887
Total liabilities and net assets	$493,165	$534,595
Net asset value per share	$11.88	$13.91
See accompanying notes to consolidated financial statements.

Capitala Finance Corp.
Consolidated Statements of Operations
(in thousands, except share and per share data)
	For the Year Ended December 31,
	2018	2017	2016
INVESTMENT INCOME
Interest and fee income:
Non-control/non-affiliate investments	$27,754	$31,084	$42,667
Affiliate investments	7,945	4,509	5,723
Control investments	6,702	6,896	10,718
Total interest and fee income	42,401	42,489	59,108
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	2,248	4,503	4,965
Affiliate investments	1,251	1,898	383
Control investments	849	742	952
Total payment-in-kind interest and dividend income	4,348	7,143	6,300
Dividend income:
Non-control/non-affiliate investments	59	225	263
Affiliate investments	238	641	115
Control investments	100	355	2,414
Total dividend income	397	1,221	2,792
Other income	—	125	85
Interest income from cash and cash equivalents	147	111	27
Total investment income	47,293	51,089	68,312
EXPENSES
Interest and financing expenses	17,283	18,825	19,711
Loss on extinguishment of debt	—	2,732	—
Base management fee	9,049	9,780	10,588
Incentive fees	244	1,308	6,842
General and administrative expenses	4,695	3,878	3,804
Expenses before incentive fee waiver	31,271	36,523	40,945
Incentive fee waiver (See Note 6)	—	(958)	(1,673)
Total expenses, net of fee waivers	31,271	35,565	39,272
NET INVESTMENT INCOME	16,022	15,524	29,040
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND WRITTEN CALL OPTION:
Net realized gain (loss) on investments:
Non-control/non-affiliate investments	(15,714)	(6,682)	1,261
Affiliate investments	2,920	4,926	(24,172)
Control investments	(22,010)	(22,433)	145
Net realized loss on investments	(34,804)	(24,189)	(22,766)
Net unrealized appreciation (depreciation) on investments:
Non-control/non-affiliate investments	16,487	(11,577)	(11,661)
Affiliate investments	(5,982)	4,436	4,124
Control investments	(16,460)	14,190	13,131
Net unrealized appreciation (depreciation) on investments	(5,955)	7,049	5,594
Net unrealized appreciation (depreciation) on written call option	6,795	(4,079)	(2,716)
Net realized and unrealized loss on investments and written call option	(33,964)	(21,219)	(19,888)
Tax benefit (provision)	1,916	(1,289)	—
Total net realized and unrealized loss on investments and written call option, net of taxes	(32,048)	(22,508)	(19,888)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(16,026)	$(6,984)	$9,152
NET INCREASE (DECREASE) IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC AND DILUTED	$(1.00)	$(0.44)	$0.58
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – BASIC AND DILUTED	15,993,436	15,903,167	15,819,175
DISTRIBUTIONS PAID PER SHARE	$1.00	$1.42	$1.80
See accompanying notes to consolidated financial statements.

Capitala Finance Corp.
Consolidated Statements of Changes in Net Assets
(in thousands, except share data)
	Common Stock		Additional Paid in Capital	Total Distributable Earnings (Loss)	Total
	Number of Shares	Par Value
BALANCE, December 31, 2015	15,777,345	$158	$239,104	$29,540	$268,802
Net investment income	—	—	—	29,040	29,040
Net realized loss on investments	—	—	—	(22,766)	(22,766)
Net unrealized appreciation on investments	—	—	—	5,594	5,594
Net unrealized depreciation on written call option	—	—	—	(2,716)	(2,716)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	90,700	1	1,102	—	1,103
Distributions declared	—	—	—	(28,475)	(28,475)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(22)	22	—
BALANCE, December 31, 2016	15,868,045	$159	$240,184	$10,239	$250,582
Net investment income	—	—	—	15,524	15,524
Net realized loss on investments	—	—	—	(24,189)	(24,189)
Net unrealized appreciation on investments	—	—	—	7,049	7,049
Net unrealized depreciation on written call option	—	—	—	(4,079)	(4,079)
Tax provision	—	—	—	(1,289)	(1,289)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	83,186	1	864	—	865
Distributions declared	—	—	—	(22,576)	(22,576)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(21)	21	—
BALANCE, December 31, 2017	15,951,231	$160	$241,027	$(19,300)	$221,887
Net investment income	—	—	—	16,022	16,022
Net realized loss on investments	—	—	—	(34,804)	(34,804)
Net unrealized depreciation on investments	—	—	—	(5,955)	(5,955)
Net unrealized appreciation on written call option	—	—	—	6,795	6,795
Tax benefit	—	—	—	1,916	1,916
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	100,316	1	768	—	769
Distributions declared	—	—	—	(15,986)	(15,986)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(38)	38	—
BALANCE, December 31, 2018	16,051,547	$161	$241,757	$(51,274)	$190,644

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.
Consolidated Statements of Cash Flows
(in thousands)
	For the Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(16,026)	$(6,984)	$9,152
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(107,802)	(82,750)	(120,844)
Repayments and sales of investments	123,517	115,810	163,564
Net realized loss on investments	34,804	24,189	22,766
Net unrealized (appreciation) depreciation on investments	5,955	(7,049)	(5,594)
Payment-in-kind interest and dividends	(4,348)	(7,143)	(6,300)
Accretion of original issue discount on investments	(1,114)	(1,357)	(2,775)
Proceeds (payments) from written call option	(20)	—	20
Net unrealized (appreciation) depreciation on written call option	(6,795)	4,079	2,716
Amortization of deferred financing fees	1,885	2,100	2,149
Loss on extinguishment of debt	—	2,732	—
Tax provision (benefit)	(1,916)	1,289	—
Changes in assets and liabilities:
Interest and dividend receivable	(802)	2,759	(345)
Due from related parties	95	87	74
Prepaid expenses	(145)	197	(3)
Other assets	(28)	17	36
Due to related parties	—	(35)	29
Management and incentive fees payable	315	(4,254)	4,739
Interest and financing fees payable	(78)	484	(330)
Accounts payable and accrued expenses	100	(536)	69
Trade settlement payable	(175)	175	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	27,422	43,810	69,123
CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns on SBA debentures	(5,000)	—	(13,500)
Proceeds from Credit Facility	31,000	9,000	29,000
Payments to Credit Facility	(30,000)	(44,000)	(55,000)
Issuance of 2022 Notes	—	75,000	—
Issuance of 2022 Convertible Notes	—	52,088	—
Repayment of 2021 Notes	—	(113,438)	—
Distributions paid to shareholders	(15,217)	(21,711)	(27,372)
Deferred financing fees paid	(131)	(5,809)	(75)
NET CASH USED IN FINANCING ACTIVITIES	(19,348)	(48,870)	(66,947)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,074	(5,060)	2,176
CASH AND CASH EQUIVALENTS, beginning of year	31,221	36,281	34,105
CASH AND CASH EQUIVALENTS, end of year	$39,295	$31,221	$36,281
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$14,139	$15,503	$17,591
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Distributions paid through dividend reinvestment plan share issuances	$769	$865	$1,103
See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments
(in thousands, except for units/shares)
December 31, 2018
Portfolio Company, Country(1),(2),(3),(4),(19)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Non-control/non-affiliated investments – 150.4%
Non-control/non-affiliated investments – United States
3 Bridge Solutions, LLC	IT Consulting	First Lien Debt (11.3% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 12/4/22)	$13,954	$13,954	$13,954	7.3%
3 Bridge Solutions, LLC	IT Consulting	Preferred Units (965 units, 8.0% PIK)(5)		1,049	1,049	0.6%
3 Bridge Solutions, LLC	IT Consulting	Membership Units (39,000 units)		10	230	0.1%
				15,013	15,233	8.0%
Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (9.5% Cash (1 month LIBOR + 7.0%, 1.0% Floor), Due 12/18/22)	118	118	118	0.1%
Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (12.4% Cash, Due 12/18/22)(6)	13,000	13,000	10,370	5.4%
Alternative Biomedical Solutions, LLC	Healthcare	Membership Units (20,092 units)		800	—	0.0%
				13,918	10,488	5.5%
American Clinical Solutions, LLC	Healthcare	First Lien Debt (10.5% Cash, 2.0% PIK, Due 6/11/20)(7)	9,293	8,918	6,484	3.4%
				8,918	6,484	3.4%
AmeriMark Direct, LLC	Consumer Products	First Lien Debt (12.8% Cash, Due 9/8/21)	18,300	18,029	18,300	9.6%
				18,029	18,300	9.6%
B&W Quality Growers, LLC	Farming	Membership Unit Warrants (91,739 Units)		—	5,880	3.1%
				—	5,880	3.1%
BigMouth, Inc.	Consumer Products	First Lien Debt (14.3% Cash, Due 11/14/21)(6)	9,094	9,094	9,094	4.8%
BigMouth, Inc.	Consumer Products	Series A Preferred Stock (350,000 shares, 8.0% PIK)(5)		411	352	0.2%
				9,505	9,446	5.0%
Bluestem Brands, Inc.	Online Merchandise Retailer	First Lien Debt (10.0% Cash (1 month LIBOR + 7.5%, 1.0% Floor), Due 11/7/20)	3,779	3,762	3,499	1.8%
				3,762	3,499	1.8%
Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	1,722	0.9%
				5	1,722	0.9%
California Pizza Kitchen, Inc.	Restaurant	Second Lien Debt (12.5% Cash (1 month LIBOR + 10.0%, 1.0% Floor), Due 8/23/23)	5,000	4,903	4,903	2.6%
				4,903	4,903	2.6%
Cedar Ultimate Parent, LLC	Consumer Electronics	Series C Preferred Stock (4,759,250 units)		958	—	0.0%
Cedar Ultimate Parent, LLC	Consumer Electronics	Series D Preferred Stock (16,562,190 units)		—	—	0.0%
Cedar Ultimate Parent, LLC	Consumer Electronics	Series E Common Units (190,370 units)		—	—	0.0%
				958	—	0.0%
Chicken Soup for the Soul, LLC	Multi-platform Media and Consumer Products	First Lien Debt (10.9% Cash (1 month LIBOR + 8.5%, 1.5% Floor), Due 12/13/20)	13,000	13,000	13,000	6.8%
				13,000	13,000	6.8%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2018

Portfolio Company, Country(1),(2),(3),(4),(19)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
CIS Secure Computing, Inc.	Government Services	First Lien Debt (10.8% Cash (1 month LIBOR + 8.5%, 1.0% Floor), 1.0% PIK, Due 9/14/22)	$10,428	$10,428	$10,428	5.5%
CIS Secure Computing, Inc.	Government Services	Common Stock (46,163 shares)		1,000	1,681	0.9%
				11,428	12,109	6.4%
Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9.0% Cash, 2.0% PIK, Due 11/29/21)	18,940	18,940	18,679	9.8%
Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	817	0.4%
				20,515	19,496	10.2%
Currency Capital, LLC	Financial Services	First Lien Debt (13.4% Cash (1 month LIBOR + 11.0%, 0.5% Floor), Due 1/2/20)(8)	16,788	16,788	16,788	8.8%
Currency Capital, LLC	Financial Services	Class A Preferred Units (2,000,000 units)(8)		2,000	2,000	1.0%
				18,788	18,788	9.8%
Flavors Holdings, Inc.	Food Product Manufacturer	First Lien Debt (8.6% Cash (3 month LIBOR + 5.8%, 1.0% Floor), Due 4/3/20)	6,300	6,241	6,070	3.2%
Flavors Holdings, Inc.	Food Product Manufacturer	Second Lien Debt (12.8% Cash (3 month LIBOR + 10.0%, 1.0% Floor), Due 10/3/21)	12,000	11,809	11,265	5.9%
				18,050	17,335	9.1%
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (8.7% Cash (1 month LIBOR + 6.25%, 2.0% Floor), Due 12/20/23)(9)	250	250	250	0.1%
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (9.1% Cash, Due 12/20/23)(6)	6,000	6,000	6,000	3.1%
Freedom Electronics, LLC	Electronic Machine Repair	Membership Units (181,818 units)		182	182	0.1%
				6,432	6,432	3.3%
Installs, LLC	Logistics	First Lien Debt (9.3% Cash (1 month LIBOR + 7.0%, 1.8% Floor), Due 6/20/23)	2,984	2,984	2,984	1.6%
				2,984	2,984	1.6%
MC Sign Lessor Corp.	Advertising & Marketing Services	First Lien Debt (9.3% Cash (1 month LIBOR + 7.0%, 1.0% Floor), Due 12/22/22)(10)	—	—	—	0.0%
MC Sign Lessor Corp.	Advertising & Marketing Services	First Lien Debt (9.3% Cash (1 month LIBOR + 7.0%, 1.0% Floor), Due 12/22/22)(11)	3,905	3,905	3,905	2.0%
				3,905	3,905	2.0%
Nth Degree, Inc.	Business Services	First Lien Debt (13.9% Cash (1 month LIBOR + 11.5%, 1.0% Floor), 2.0% PIK, Due 3/29/23)(12)	7,346	7,346	7,346	3.9%
Nth Degree, Inc.	Business Services	Preferred Stock (2,400 Units, 10.0% PIK dividend)(5)		3,244	16,490	8.6%
				10,590	23,836	12.5%
Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (10.8% Cash (1 month LIBOR + 8.5%, 1.8% Floor), Due 8/21/23)	13,792	13,792	13,792	7.2%
				13,792	13,792	7.2%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2018

Portfolio Company, Country(1),(2),(3),(4),(19)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Sunset Digital Holdings, LLC	Telecommunications	First Lien Debt (9.6% Cash (1 month LIBOR + 7.3%, 1.5% Floor), Due 8/2/19)	$18,000	$18,000	$18,000	9.4%
				18,000	18,000	9.4%
Sur La Table, Inc.	Retail	First Lien Debt (12.0% Cash, Due 7/28/20)	15,000	15,000	14,979	7.9%
				15,000	14,979	7.9%
Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	758	0.4%
				758	758	0.4%
U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (10.1% Cash, Due 12/14/23)(6)(13)	7,000	7,000	7,000	3.7%
U.S. BioTek Laboratories, LLC	Testing laboratories	Class A Preferred Units (500 Units, 10.0% PIK)(5)		502	502	0.3%
U.S. BioTek Laboratories, LLC	Testing laboratories	Class C Units (500 Units)		1	1	0.0%
				7,503	7,503	4.0%
U.S. Well Services, Inc.	Oil & Gas Services	Class A Common Stock (77,073 shares)(8)		771	632	0.3%
U.S. Well Services, Inc.	Oil & Gas Services	Class B Common Stock (1,125,426 shares)(8)		6,701	9,229	4.9%
				7,472	9,861	5.2%
Vology, Inc.	Information Technology	Subordinated Debt (15.0% Cash (1 month LIBOR + 14.0%, 1.0% Ceiling), 4.0% PIK Due 6/30/20)	8,720	8,720	8,645	4.5%
				8,720	8,645	4.5%
Xirgo Technologies, LLC	Information Technology	Subordinated Debt (11.5% Cash, Due 3/1/22)	15,750	15,750	15,750	8.3%
Xirgo Technologies, LLC	Information Technology	Membership Units (600,000 units)		600	837	0.4%
				16,350	16,587	8.7%
Sub Total Non-control/non-affiliated investments – United States				268,298	283,965	148.9%
Non-control/non-affiliated investments – Brazil
Velum Global Credit Management, LLC	Financial Services	First Lien Debt (15.0% PIK, Due 12/31/17)(7)(8)(12)	14,277	11,816	2,878	1.5%
				11,816	2,878	1.5%
Sub Total Non-control/non-affiliated investments – Brazil				11,816	2,878	1.5%
Sub Total Non-control/non-affiliated investments				$280,114	$286,843	150.4%
Affiliate Investments – 48.8%
Affiliate investments – United States
Burgaflex Holdings, LLC	Automobile Part Manufacturer	First Lien Debt (12.0% Cash, 1.0% PIK, Due 3/23/21)	$14,801	$14,801	$14,384	7.5%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class A (1,253,198 shares)		1,504	—	0.0%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class B (900,000 shares)		300	—	0.0%
				16,605	14,384	7.5%
City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.4% fully diluted)(14)		—	3,184	1.7%
				—	3,184	1.7%
Eastport Holdings, LLC	Business Services	Subordinated Debt (15.8% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/29/20)	16,500	15,496	16,500	8.7%
See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2018

Portfolio Company, Country(1),(2),(3),(4),(19)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Eastport Holdings, LLC	Business Services	Membership Units (22.9% ownership)		$3,263	$17,610	9.2%
				18,759	34,110	17.9%
GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend)(5)		3,179	3,482	1.8%
GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,325	0.7%
				3,181	4,807	2.5%
J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13.0% Cash, Due 6/16/19)(12)	$6,406	6,406	6,210	3.3%
J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	—	0.0%
J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (6,369 shares)		—	—	0.0%
				7,224	6,210	3.3%
LJS Partners, LLC	QSR Franchisor	Common Stock (1,587,848 shares)		1,188	3,018	1.6%
				1,188	3,018	1.6%
MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12.0% Cash, Due 1/31/20)(12)	2,600	2,600	2,600	1.4%
MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6.0% Cash, Due 1/31/20)(12)	400	388	400	0.2%
MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6.0% PIK Dividend)(5)		1,474	1,612	0.8%
MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		—	185	0.1%
				4,462	4,797	2.5%
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)		6,958	6,854	3.6%
				6,958	6,854	3.6%
US Bath Group, LLC	Building Products	First Lien Debt (11.4% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 1/2/23)	12,750	12,750	12,750	6.7%
US Bath Group, LLC	Building Products	Membership Units (500,000 units)		500	2,083	1.1%
				13,250	14,833	7.8%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Subordinated Debt(15)	—	673	742	0.4%
				673	742	0.4%
Sub Total Affiliate investments – United States				$72,300	$92,939	48.8%
Control Investments – 36.3%
Control investments – United States
AAE Acquisition, LLC	Industrial Equipment Rental	Second Lien Debt (6.0% Cash, Due 8/24/19)(12)	$16,327	$16,327	$16,327	8.6%
AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (2.2% fully diluted)		17	—	0.0%
AAE Acquisition, LLC	Industrial Equipment Rental	Warrants (37.8% fully diluted)		—	—	0.0%
				16,344	16,327	8.6%
CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (10.0% Cash, Due 5/24/19)(16)	1,708	1,708	1,708	0.9%
CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (12.0% Cash, 4.0% PIK, Due 6/30/19)(12)	8,889	8,889	8,889	4.6%
CableOrganizer Acquisition, LLC	Computer Supply Retail	Preferred Units (4,000,000 units)		2,354	—	0.0%
See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2018

Portfolio Company, Country(1),(2),(3),(4),(19)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (21.3% fully diluted)		$1,394	$—	0.0%
CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (10.0% fully diluted)		—	—	0.0%
				14,345	10,597	5.5%
Capitala Senior Loan Fund II, LLC	Investment Funds	Membership Units (80% ownership)(8)(17)		13,600	13,695	7.2%
				13,600	13,695	7.2%
Micro Precision, LLC	Conglomerate	Subordinated Debt (10.0% Cash, Due 1/1/19)(12)	$1,862	1,862	1,862	1.0%
Micro Precision, LLC	Conglomerate	Subordinated Debt (14.0% Cash, 4.0% PIK, Due 1/1/19)(12)	4,325	4,325	4,325	2.3%
Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	2,817	1.5%
				7,816	9,004	4.8%
Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (15.0% Cash, Due 10/30/20)(12)	7,500	7,500	7,500	3.9%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend)(5)		1,000	1,000	0.5%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	4,348	2.3%
				8,501	12,848	6.7%
Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt (9.0% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 2.0% Ceiling), Due 12/31/22)(18)	—	—	—	0.0%
Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt (9.4% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 5.0% Ceiling), Due 12/31/22)	4,500	4,500	4,500	2.4%
Portrait Studio, LLC	Professional and Personal Digital Imaging	Preferred Units (4,350,000 Units)		2,450	2,174	1.1%
Portrait Studio, LLC	Professional and Personal Digital Imaging	Membership Units (150,000 Units)		—	—	0.0%
				6,950	6,674	3.5%
Sub Total Control investments – United States				$67,556	$69,145	36.3%
TOTAL INVESTMENTS – 235.5%				$419,970	$448,927	235.5%

(1)
All investments valued using unobservable inputs (Level 3).

(2)
All investments valued by the Board of Directors.

(3)
All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.

(4)
Percentages are based on net assets of  $190,644 as of December 31, 2018.

(5)
The equity investment is income producing, based on rate disclosed.

(6)
The cash rate equals the approximate current yield on our last-out portion of the unitranche facility.

(7)
Non-accrual investment.

(8)
Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2018, 9.2% of the Company’s total assets were non-qualifying assets.

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2018

(9)
The investment has a $0.8 million unfunded commitment.

(10)
The investment has a $0.5 million unfunded commitment.

(11)
The investment has a $0.6 million unfunded commitment.

(12)
The maturity date of the original investment has been extended.

(13)
The investment has a $1.0 million unfunded commitment.

(14)
The investment has been exited. The residual value reflects estimated earnout to be settled post-closing.

(15)
The investment has been exited. The residual value reflects estimated escrow and earnout to be settled post-closing.

(16)
The investment has a $0.3 million unfunded commitment.

(17)
The investment has a $6.4 million unfunded commitment.

(18)
The investment has a $5.0 million unfunded commitment.

(19)
Capitala Finance Corp. generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments
(in thousands, except for units/shares)
December 31, 2017
Portfolio Company, Country(1),(2),(3),(4),(20)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Non-control/non-affiliated investments – 130.0%
Non-control/non-affiliated investments – United States
3 Bridge Solutions, LLC	IT Consulting	First Lien Debt (10.4% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 12/4/22)	$11,250	$11,250	$11,250	5.1%
3 Bridge Solutions, LLC	IT Consulting	Preferred Units (965 units, 8.0% PIK)(5)		971	971	0.4%
3 Bridge Solutions, LLC	IT Consulting	Membership Units (39,000 units)		10	10	0.0%
				12,231	12,231	5.5%
Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (11.7% Cash, Due 12/18/22)(6)	13,000	13,000	13,000	5.9%
Alternative Biomedical Solutions, LLC	Healthcare	Membership Units (20,092 units)		800	800	0.4%
				13,800	13,800	6.3%
American Clinical Solutions, LLC	Healthcare	First Lien Debt (10.5% Cash, 1.0% PIK, Due 6/11/20)	9,068	9,068	7,568	3.4%
				9,068	7,568	3.4%
American Exteriors, LLC	Replacement Window Manufacturer	First Lien Debt (10.0% PIK, Due 1/1/19)(7)(8)	8,287	5,679	1,880	0.8%
American Exteriors, LLC	Replacement Window Manufacturer	Common Stock Warrants (10.0% fully diluted)		—	—	0.0%
				5,679	1,880	0.8%
AmeriMark Direct, LLC	Consumer Products	First Lien Debt (12.8% Cash, Due 9/8/21)	19,100	18,713	19,100	8.6%
				18,713	19,100	8.6%
B&W Quality Growers, LLC	Farming	Membership Unit Warrants (91,739 Units)		—	5,581	2.5%
				—	5,581	2.5%
BigMouth, Inc.	Consumer Products	First Lien Debt (13.3% Cash, Due 11/14/21)(6)	9,790	9,790	9,790	4.4%
BigMouth, Inc.	Consumer Products	Series A Preferred Stock (350,000 shares, 8.0% PIK)(5)		382	722	0.3%
				10,172	10,512	4.7%
Bluestem Brands, Inc.	Online Merchandise Retailer	First Lien Debt (9.1% Cash (1 month LIBOR + 7.5%, 1.0% Floor), Due 11/7/20)	4,029	3,965	3,755	1.7%
				3,965	3,755	1.7%
Brunswick Bowling Products, Inc.	Bowling Products	First Lien Debt (8.0% Cash (1 month LIBOR + 6.0%, 2.0% Floor), Due 5/22/20)	1,600	1,600	1,600	0.7%
Brunswick Bowling Products, Inc.	Bowling Products	First Lien Debt (16.3% Cash (1 month LIBOR + 14.3%, 2.0% Floor), Due 5/22/20)	5,586	5,586	5,586	2.5%
				7,186	7,186	3.2%
Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	2,767	1.2%
				5	2,767	1.2%
California Pizza Kitchen, Inc.	Restaurant	Second Lien Debt (11.6% Cash (1 month LIBOR + 10.0%, 1.0% Floor), Due 8/23/23)	5,000	4,880	4,880	2.2%
				4,880	4,880	2.2%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2017

Portfolio Company, Country(1),(2),(3),(4),(20)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock (293,186 shares)		$258	$54	0.0%
Caregiver Services, Inc.	In-Home Healthcare Services	Common Stock Warrants (655,908 units)(9)		264	120	0.1%
				522	174	0.1%
Cedar Electronics Holding Corp.	Consumer Electronics	Subordinated Debt (12.0% Cash, Due 12/26/20)(7)	$21,550	21,550	3,498	1.6%
				21,550	3,498	1.6%
CIS Secure Computing, Inc.	Government Services	First Lien Debt (9.9% Cash (1 month LIBOR + 8.5%, 1.0% Floor), 1.0% PIK, Due 9/14/22)(10)	9,116	9,116	9,116	4.1%
CIS Secure Computing, Inc.	Government Services	Common Stock (46,163 shares)		1,000	1,204	0.5%
				10,116	10,320	4.6%
Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9.0% Cash, 2.0% PIK, Due 11/29/21)	18,159	18,159	16,995	7.7%
Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	393	0.2%
				19,734	17,388	7.9%
Currency Capital, LLC	Financial Services	First Lien Debt (12.4% Cash (1 month LIBOR + 11.0%, 0.5% Floor) Due 1/20/22)(11)	17,000	17,000	17,000	7.7%
Currency Capital, LLC	Financial Services	Class A Preferred Units (2,000,000 units)(11)		2,000	1,905	0.9%
				19,000	18,905	8.6%
Flavors Holdings, Inc.	Food Product Manufacturer	First Lien Debt (7.4% Cash (3 month LIBOR + 5.8%, 1.0% Floor), Due 4/3/20)	6,700	6,589	5,911	2.7%
Flavors Holdings, Inc.	Food Product Manufacturer	Second Lien Debt (11.7% Cash (3 month LIBOR + 10.0%, 1.0% Floor), Due 10/3/21)	12,000	11,740	10,311	4.6%
				18,329	16,222	7.3%
Nth Degree, Inc.	Business Services	First Lien Debt (8.4% Cash (1 month LIBOR + 7.0%, 1.0% Floor), 1.0% PIK, Due 12/14/20)	8,833	8,833	8,833	4.0%
Nth Degree, Inc.	Business Services	First Lien Debt (12.9% Cash (1 month LIBOR + 11.5%, 1.0% Floor), 2.0% PIK, Due 12/14/20)	7,200	7,200	7,200	3.2%
Nth Degree, Inc.	Business Services	Preferred Stock (2,400 Units, 10.0% PIK Dividend)(5)		2,938	11,140	5.0%
				18,971	27,173	12.2%
Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (12.0% Cash, 4.0% PIK, Due 7/17/19)	9,014	8,964	9,014	4.1%
				8,964	9,014	4.1%
Spectra Services Holdings, LLC	Refrigeration/ HVAC services	First Lien Debt (10.0% Cash, 4.0% PIK, Due 12/27/22)	7,450	7,450	7,450	3.4%
Spectra Services Holdings, LLC	Refrigeration/ HVAC services	Class A Units (1,283,824 units, 4.0% Cash Dividend, 11.0% PIK Dividend)(5)		1,286	1,286	0.6%
Spectra Services Holdings, LLC	Refrigeration/ HVAC services	Class B Units (257 units)		—	—	0.0%
				8,736	8,736	4.0%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2017

Portfolio Company, Country(1),(2),(3),(4),(20)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Sur La Table, Inc.	Retail	First Lien Debt (12.0% Cash, Due 7/28/20)	$15,000	$15,000	$15,000	6.8%
				15,000	15,000	6.8%
Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	1,316	0.6%
				758	1,316	0.6%
Vintage Stock, Inc.	Specialty Retail	First Lien Debt (13.9% Cash (1 month LIBOR + 12.5%, 0.5% Floor), 3.0% PIK, Due 11/3/21)	20,713	20,713	20,713	9.3%
				20,713	20,713	9.3%
Vology, Inc.	Information Technology	Subordinated Debt (15.0% Cash (3 month LIBOR + 14.0%, 1.0% Ceiling), 4.0% PIK Due 6/30/20)	8,374	8,374	8,374	3.8%
				8,374	8,374	3.8%
Western Windows Systems, LLC	Building Products	First Lien Debt (11.9% Cash, Due 7/31/20)(6)	10,500	10,500	10,500	4.7%
Western Windows Systems, LLC	Building Products	Membership Units (39,860 units)		3,000	7,379	3.3%
				13,500	17,879	8.0%
Xirgo Technologies, LLC	Information Technology	Subordinated Debt (11.5% Cash, Due 3/1/22)	15,750	15,750	15,750	7.1%
Xirgo Technologies, LLC	Information Technology	Membership Units (600,000 units)		600	637	0.3%
				16,350	16,387	7.4%
Sub Total Non-control/non-affiliated investments – United States				286,316	280,359	126.4%
Non-control/non-affiliated investments – Brazil
Velum Global Credit Management, LLC	Financial Services	First Lien Debt (15.0% PIK, Due 12/31/17)(7)(8)(11)(12)	12,275	11,816	8,015	3.6%
				11,816	8,015	3.6%
Sub Total Non-control/non-affiliated investments – Brazil				11,816	8,015	3.6%
Sub Total Non-control/non-affiliated investments				$298,132	$288,374	130.0%
Affiliate investments – 46.8%
Affiliate investments – United States
AAE Acquisition, LLC	Industrial Equipment Rental	Second Lien Debt (8.0% Cash, 4.0% PIK, Due 8/24/19)(8)	$15,846	$15,846	$15,603	7.0%
AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (2.2% fully diluted)		17	—	0.0%
AAE Acquisition, LLC	Industrial Equipment Rental	Warrants (37.8% fully diluted)		—	—	0.0%
				15,863	15,603	7.0%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Subordinated Debt (14.0% Cash, Due 8/9/19)(13)	3,000	3,000	3,000	1.4%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Subordinated Debt (12.0% Cash, Due 8/9/19)(13)	5,828	5,828	5,828	2.6%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock (1,253,198 shares)		1,504	457	0.2%
				10,332	9,285	4.2%
City Gear, LLC	Footwear Retail	Subordinated Debt (13.0% Cash, Due 10/20/19)(8)	8,231	8,231	8,231	3.7%
City Gear, LLC	Footwear Retail	Preferred Membership Units (2.8% fully diluted, 9.0% Cash Dividend)(5)		1,269	1,269	0.6%
See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2017

Portfolio Company, Country(1),(2),(3),(4),(20)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.4% fully diluted)		$—	$8,248	3.7%
				9,500	17,748	8.0%
GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend)(5)		2,902	3,225	1.5%
GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,932	0.9%
				2,904	5,157	2.4%
J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (6.0% Cash, 7.0% PIK, Due 6/16/19)(8)	$6,368	6,368	6,170	2.8%
J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	—	0.0%
J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (6,369 shares)		—	—	0.0%
				7,186	6,170	2.8%
LJS Partners, LLC	QSR Franchisor	Common Stock (1,500,000 shares)		896	7,650	3.4%
				896	7,650	3.4%
MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12.0% Cash, Due 1/31/19)(8)	2,600	2,600	2,600	1.2%
MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6.0% Cash, Due 1/31/19)(8)	400	388	400	0.2%
MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6.0% PIK Dividend)(5)		1,381	1,520	0.7%
MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		—	193	0.1%
				4,369	4,713	2.2%
MTI Holdings, LLC	Retail Display & Security Services	Membership Units (2,000,000 units)(14)		—	100	0.0%
				—	100	0.0%
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)		6,958	8,528	3.8%
				6,958	8,528	3.8%
Source Capital Penray, LLC	Automotive Chemicals & Lubricants	Membership Units (11.3% ownership)(14)		—	101	0.0%
				—	101	0.0%
STX Healthcare Management Services, Inc.	Dental Practice Management	Common Stock (1,200,000 shares)(14)		—	93	0.0%
				—	93	0.0%
U.S. Well Services, LLC	Oil & Gas Services	First Lien Debt (7.4% Cash (1 month LIBOR + 6.0%, 1.0% Floor), Due 2/2/22)(15)	2,299	2,299	2,299	1.0%
U.S. Well Services, LLC	Oil & Gas Services	First Lien Debt (12.4% PIK (1 month LIBOR + 11.0%, 1.0% Floor), Due 2/2/22)	9,516	9,516	9,516	4.3%
U.S. Well Services, LLC	Oil & Gas Services	Class A Units (5,680,688 Units)		6,259	15,004	6.8%
U.S. Well Services, LLC	Oil & Gas Services	Class B Units (2,076,298 Units)		441	955	0.4%
				18,515	27,774	12.5%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2017

Portfolio Company, Country(1),(2),(3),(4),(20)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
V12 Holdings, Inc.	Data Processing & Digital Marketing	Subordinated Debt(19)	$—	$813	$1,035	0.5%
				813	1,035	0.5%
Sub Total Affiliate investments – United States				$77,336	$103,957	46.8%
Control investments – 48.5%
Control investments – United States
CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (12.0% Cash, 4.0% PIK, Due 5/24/18)	$12,373	$12,373	$12,373	5.6%
CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (21.3% fully diluted)		1,394	118	0.1%
CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (10.0% fully diluted)		—	60	0.0%
				13,767	12,551	5.7%
Eastport Holdings, LLC	Business Services	Subordinated Debt (14.5% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/29/20)	16,500	14,738	16,500	7.4%
Eastport Holdings, LLC	Business Services	Membership Units (33.3% ownership)(16)		4,733	26,449	11.9%
				19,471	42,949	19.3%
Kelle’s Transport Service, LLC	Transportation	First Lien Debt (4.0% Cash, Due 2/15/20)(17)	2,000	2,000	2,000	0.9%
Kelle’s Transport Service, LLC	Transportation	First Lien Debt (1.5% Cash, Due 2/15/20)(8)	13,674	13,669	9,560	4.3%
Kelle’s Transport Service, LLC	Transportation	Membership Units (27.5% fully diluted)		—	—	0.0%
				15,669	11,560	5.2%
Micro Precision, LLC	Conglomerate	Subordinated Debt (10.0% Cash, Due 9/15/18)(8)	1,862	1,862	1,862	0.8%
Micro Precision, LLC	Conglomerate	Subordinated Debt (14.0% Cash, 4.0% PIK, Due 9/15/18)(8)	4,154	4,154	4,154	1.9%
Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	1,629	0.7%
				7,645	7,645	3.4%
Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (15.0% Cash, Due 10/30/20)(8)	6,500	6,500	6,500	2.9%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend)(5)		1,000	1,000	0.5%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	5,005	2.3%
				7,501	12,505	5.7%
On-Site Fuel Service, Inc.	Fuel Transportation Services	Subordinated Debt (18.0% Cash, Due 12/19/18)(7)(8)	14,072	11,020	11,588	5.2%
On-Site Fuel Service, Inc.	Fuel Transportation Services	Series A Preferred Stock (32,782 shares)		3,278	—	0.0%
On-Site Fuel Service, Inc.	Fuel Transportation Services	Series B Preferred Stock (23,648 shares)		2,365	—	0.0%
On-Site Fuel Service, Inc.	Fuel Transportation Services	Common Stock (33,058 shares)		33	—	0.0%
				16,696	11,588	5.2%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2017

Portfolio Company, Country(1),(2),(3),(4),(20)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt (8.6% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 2.0% Ceiling), Due 12/31/22)(18)	$1,860	$1,860	$1,860	0.9%
Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt (8.6% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 5.0% Ceiling), Due 12/31/22)	4,500	4,500	4,500	2.0%
Portrait Studio, LLC	Professional and Personal Digital Imaging	Preferred Units (4,350,000 Units)		2,450	2,450	1.1%
Portrait Studio, LLC	Professional and Personal Digital Imaging	Membership Units (150,000 Units)		—	—	0.0%
				8,810	8,810	4.0%
Sub Total Control investments – United States				$89,559	$107,608	48.5%
TOTAL INVESTMENTS – 225.3%				$465,027	$499,939	225.3%
Derivatives – (3.1)%
Derivatives – United States
Eastport Holdings, LLC	Business Services	Written Call Option(16)		$(20)	$(6,815)	(3.1)%
Sub Total Derivatives – United States				$(20)	$(6,815)	(3.1)%
TOTAL DERIVATIVES – (3.1)%				$(20)	$(6,815)	(3.1)%

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

(20)
Capitala Finance Corp. generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

See accompanying notes to consolidated financial statements.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 2. Summary of Significant Accounting Policies – (continued)

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
The Company’s financial statements as of December 31, 2018 and December 31, 2017 and for the years ended December 31, 2018, 2017 and 2016 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, Florida Sidecar, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.
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
Consolidation
As provided under ASC 946, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned investment company subsidiaries (Fund II, Fund III, Florida Sidecar, and the Taxable Subsidiaries) in its consolidated financial statements. The Company does not consolidate its interest in Capitala Senior Loan Fund II, LLC (“CSLF II”) because the investment is not considered a substantially wholly owned investment company subsidiary. Further, CSLF II is a joint venture for which shared power exists relating to the decisions that most significantly impact the economic performance of the entity. See Note 4 to the consolidated financial statements for a description of the Company’s investment in CSLF II.
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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 2. Summary of Significant Accounting Policies – (continued)

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
December 31, 2018

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
As a practical expedient, the Company uses net asset value (“NAV”) as the fair value for its equity investment in CSLF II. CSLF II records its underlying investments at fair value on a quarterly basis in accordance with the 1940 Act and ASC 820.
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
December 31, 2018

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
Non-accrual investments:   Management reviews all loans that become 90 days or more past due, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income and PIK interest on that loan for financial reporting purposes. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. The Company may elect to cease accruing PIK interest and continue accruing interest income in cases where a loan is currently paying its interest income but, in management’s judgment, there is a reasonable likelihood of principal loss on the loan. Non-accrual loans are returned to accrual status when the borrower’s financial condition improves such that management believes current interest and principal payments are expected to be collected.
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
December 31, 2018

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
Earnings per share
The Company’s earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Basic EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares of common stock outstanding during the period of computation. Diluted EPS is computed by dividing net increase (decrease) in net assets resulting from operations, adjusted for the change in net assets resulting from the exercise of the dilutive shares, by the weighted average number of shares of common stock assuming all potentially dilutive shares had been issued. Diluted EPS reflects the potential dilution using the as-if-converted method for convertible debt, which could occur if all potentially dilutive securities were exercised.
Commitments and Contingencies
As of December 31, 2018, the Company had outstanding unfunded commitments related to debt and equity investments in existing portfolio companies of  $6.4 million (Capitala Senior Loan Fund II, LLC), $5.0 million (Portrait Studio, LLC), $1.1 million (MC Sign Lessor, Corp), $1.0 million (U.S. BioTek Laboratories, LLC), $0.8 million (Freedom Electronics, LLC), and $0.3 million (CableOrganizer Acquisition, LLC). As of December 31, 2017, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of  $3.1 million (Portrait Studio, LLC), $2.0 million (CIS Secure Computing, Inc.), $1.0 million (Kelle’s Transport Service, LLC), and $0.7 million (U.S. Well Services, LLC).
The Company may invest in the same unitranche facility as CSLF II whereby CSLF II provides the first-out portion of the unitranche facility and the Company and other lenders provide the last-out portion of the unitranche facility. Under a guarantee agreement, the Company may be required to purchase its pro-rata portion of first-out loans from CSLF II upon certain triggering events, including acceleration upon payment default of the underlying borrower. As of December 31, 2018, the Company has evaluated the fair value of the guarantee under the guidance of ASC Topic 460 — Guarantees and determined that the fair value of the guarantee is immaterial as the risk of payment default for first-out loans in CSLF II is considered remote. The maximum exposure to credit risk as of December 31, 2018 is $4.3 million and extends to the stated maturity of the underlying loans in CSLF II.
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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 2. Summary of Significant Accounting Policies – (continued)

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
In the ordinary course of business, the Company may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Company or result in direct losses to the Company. In management’s opinion, no direct losses with respect to litigation contingencies were probable as of December 31, 2018 and December 31, 2017. Management is of the opinion that the ultimate resolution of such claims, if any, will not materially affect the Company’s business, financial position, results of operations or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to litigation contingencies.
Income Taxes
The Company has elected to be treated for U.S. federal income tax purposes and intends to comply with the requirements to qualify annually as a RIC under subchapter M of the Code and, among other things, intends to make the requisite distributions to its stockholders which will relieve the Company from U.S. federal income taxes.
In order to qualify as a RIC, among other requirements, the Company is required to timely distribute to its stockholders at least 90.0% of its investment company taxable income, as defined by the Code, for each fiscal tax year. The Company will be subject to a nondeductible U.S. federal excise tax of 4.0% on

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 2. Summary of Significant Accounting Policies – (continued)

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
The Company elected to amend its tax year end from August 31 to December 31 and has filed a tax return for the four months ended December 31, 2017. The election to change the tax year end is not expected to have a material impact on the Company’s consolidated statements of operations, the Company’s tax status as a RIC, or the nature of distributions paid to our stockholders. The tax periods ended December 31, 2018, December 31, 2017, August 31, 2017 and August 31, 2016 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the years ended December 31, 2018, 2017 and 2016. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.
The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of December 31, 2018 and December 31, 2017, the Company recorded a net deferred tax asset of  $0.6 million and a deferred tax liability of  $1.3 million, respectively. For the years ended December 31, 2018 and December 31, 2017, the Company recorded a deferred tax benefit (provision) of  $1.9 million and $(1.3) million, respectively. For the year ended December 31, 2016, no tax provision was recorded.
In accordance with certain applicable U.S. Treasury regulations and guidance issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive its entire distribution in either cash or stock of the RIC, subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive the lesser of  (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. For income tax purposes, the Company has paid distributions on its common stock from ordinary income in the amount of  $16.0 million, $6.1 million, $25.2 million, and $24.5 million during the tax periods ended December 31, 2018, December 31, 2017, August 31, 2017, and August 31, 2016, respectively.
ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of December 31, 2018 and December 31, 2017, there were no uncertain tax positions.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 2. Summary of Significant Accounting Policies – (continued)

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
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. The Taxable Subsidiaries’ provisional tax is based on the new lower blended federal and state corporate tax rate of 24.86%. The implementation of the Tax Act did not have a material impact on the Company’s financial position and results of operations.
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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 2. Summary of Significant Accounting Policies – (continued)

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
Note 3. Recent Accounting Pronouncements
In August 2018, the FASB issued Accounting Standards Update 2018-13, Disclosure Framework —  Changes to the Disclosure Requirement for Fair Value Measurement. The FASB issued the amendments as part of the disclosure framework project which is intended to improve the effectiveness of fair value disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of the financial statements. The standard is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2019. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.
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
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The new guidance significantly enhances comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. The new guidance became effective for the annual reporting period beginning January 1, 2018, including interim periods within that reporting period. The Company completed its assessment in evaluating the potential impact on its consolidated financial statements and based on its assessment, determined that its financial contracts are excluded from the scope of ASU 2014-09. As a result of the scope exception for financial contracts, the Company’s management has determined that there will be no material changes to the recognition, timing, and classification of revenues and expenses; additionally, the Company’s management determined that the adoption of ASU 2014-09 does not have a significant impact on its consolidated financial statement disclosures.
Note 4. Investments and Fair Value Measurements
The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through the Company’s subsidiaries that are licensed by the SBA under the SBIC Act, the Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests in first lien loans,

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 4. Investments and Fair Value Measurements – (continued)

second lien loans, and subordinated loans and, to a lesser extent, equity securities issued by lower middle-market companies and traditional middle-market companies. As of December 31, 2018, our portfolio consisted of investments in 44 portfolio companies with a fair value of approximately $448.9 million.
Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans or delayed draw facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt in one debt security, bifurcating the loan into a first-out tranche and last-out tranche. As of December 31, 2018, 13.7% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2017, 13.7% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.
The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and which are not subject to the blockage of cash interest payments to the Company at the first lien lender’s discretion.
In addition to first and second lien loans, the Company may also invest in subordinated loans. Subordinated loans typically have a second lien on all or substantially all of the borrower’s assets, but unlike second lien loans, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.
During the year ended December 31, 2018, the Company made approximately $107.8 million of investments and had approximately $123.5 million in repayments and sales, resulting in net repayments and sales of approximately $15.7 million for the year. During the year ended December 31, 2017, the Company made approximately $82.8 million of investments and had approximately $115.8 million in repayments and sales resulting in net repayments and sales of approximately $33.0 million for the year. During the year ended December 31, 2016, the Company made approximately $120.8 million of investments and had approximately $163.6 million in repayments and sales resulting in net repayments and sales of approximately $42.8 million for the year.
During the year ended December 31, 2018, the Company funded $6.5 million of previously committed capital to existing portfolio companies. During the year ended December 31, 2018, the Company funded $101.3 million of investments in portfolio companies for which it was not previously committed to fund. During the year ended December 31, 2017, the Company funded $5.9 million of previously committed capital to existing portfolio companies. During the year ended December 31, 2017, the Company funded $76.9 million of investments in portfolio companies for which it was not previously committed to fund. During the year ended December 31, 2016, the Company funded $2.8 million of previously committed capital to existing portfolio companies. During the year ended December 31, 2016, the Company funded $118.0 million of investments in portfolio companies for which it was not previously committed to fund. During the years ended December 31, 2018 and 2016, the Company did not assist any portfolio companies in obtaining indirect financing. During the year ended December 31, 2017, the Company assisted one portfolio company in obtaining indirect financing by providing a limited guarantee. During the years ended December 31, 2018, 2017, and 2016, the Company did not lead any syndicates.
On August 31, 2016, the Company sold a portion of 14 securities across 10 portfolio companies to CapitalSouth Partners Florida Sidecar Fund II, L.P. (“FSC II”), including granting an option to acquire a portion of the Company’s equity investment in Eastport Holdings, LLC (the “Written Call Option”), in

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 4. Investments and Fair Value Measurements – (continued)

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
The Written Call Option granted FSC II the right to purchase up to 31.25% of the Company’s equity investment in Eastport Holdings, LLC. The Written Call Option had a strike price of  $1.5 million and a termination date of August 31, 2018. On August 27, 2018, FSC II exercised its option at a strike price of $1.5 million. The fair value of the Written Call Option, which has been treated as a derivative liability and recorded in the financial statement line item Written Call Option at fair value in the Company’s consolidated statements of assets and liabilities, was approximately $0.0 million and $6.8 million as of December 31, 2018 and December 31, 2017, respectively. For purposes of determining the fair value of the Written Call Option, the Company calculated the difference in the fair value of the underlying equity investment in Eastport Holdings, LLC and the strike price of the Written Call Option, or intrinsic value. The Written Call Option was classified as a Level 3 financial instrument.
The composition of our investments as of December 31, 2018, at amortized cost and fair value was as follows (dollars in thousands):
	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$252,174	60.0%	$237,570	52.9%
Second Lien Debt	33,040	7.9	32,495	7.2
Subordinated Debt	72,562	17.3	73,113	16.3
Equity and Warrants	48,594	11.6	92,054	20.5
Capitala Senior Loan Fund II, LLC	13,600	3.2	13,695	3.1
Total	$419,970	100.0%	$448,927	100.0%

The composition of our investments as of December 31, 2017, at amortized cost and fair value was as follows (dollars in thousands):
	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$257,147	55.3%	$243,489	48.7%
Second Lien Debt	32,465	7.0	30,794	6.1
Subordinated Debt	120,235	25.8	103,385	20.7
Equity and Warrants	55,180	11.9	122,271	24.5
Total	$465,027	100.0%	$499,939	100.0%

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
December 31, 2018

Note 4. Investments and Fair Value Measurements – (continued)

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
The following table presents the fair value measurements of investments, by major class, as of December 31, 2018 (dollars in thousands), according to the fair value hierarchy:
	Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$237,570	$237,570
Second Lien Debt	—	—	32,495	32,495
Subordinated Debt	—	—	73,113	73,113
Equity and Warrants	—	—	92,054	92,054
Total	$—	$—	$435,232	$435,232

(1)
Excludes our $13.7 million investment in CSLF II, measured at NAV.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2018 (dollars in thousands):
	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Warrants	Total(1)
Balance as of January 1, 2018	$243,489	$30,794	$103,385	$122,271	$499,939
Reclassifications	16,723	—	(20,806)	4,083	—
Repayments/sales	(95,294)	—	(8,463)	(19,760)	(123,517)
Purchases	92,421	—	—	1,781	94,202
Payment in-kind interest and dividends accrued	1,712	482	1,337	817	4,348
Accretion of original issue discount	264	93	757	—	1,114
Realized gain (loss) from investments	(20,799)	—	(20,499)	6,494	(34,804)
Net unrealized appreciation (depreciation) on investments	(946)	1,126	17,402	(23,632)	(6,050)
Balance as of December 31, 2018	$237,570	$32,495	$73,113	$92,054	$435,232

(1)
Excludes our $13.7 million investment in CSLF II, measured at NAV.

The following table provides a reconciliation of the beginning and ending balances for the Written Call Option that use Level 3 inputs for the year ended December 31, 2018 (dollars in thousands):
Written Call Option
Balance as of January 1, 2018	$(6,815)
Payment from Written Call Option	20
Net unrealized appreciation on Written Call Option	6,795
Balance as of December 31, 2018	$—

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

The net change in unrealized depreciation on investments held as of December 31, 2018 and December 31, 2017, was $(32.7) million and $(1.6) million, respectively, and is included in net unrealized depreciation on investments in the consolidated statements of operations.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 4. Investments and Fair Value Measurements – (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2018 were as follows:
	Fair Value(2) (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
First lien debt	$195.1	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	9.2% – 16.0% (12.1%) 1.0x – 13.5x (4.3x) $1.7 million – $118.7 million ($17.6 million)
First lien debt	$42.5	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	4.0x – 6.0x (5.3x) $0.6 million – $3.7 million ($2.3 million) 0.9x – 0.9x (0.9x) $13.0 million – $13.0 million ($13.0 million)
Second lien debt	$16.2	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	12.5% – 15.5% (14.6%) 4.6x – 5.0x (4.8x) $67.0 million – $79.2 million ($75.5 million)
Second lien debt	$16.3	Enterprise Value Waterfall and Asset	EBITDA Multiple Adjusted EBITDA	5.6x – 5.6x (5.6x) $9.2 million – $9.2 million ($9.2 million)
Subordinated debt	$49.3	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	11.5% – 20.0% (14.1%) 3.1x – 9.1x (5.7x) $1.7 million – $15.8 million ($10.5 million)
Subordinated debt	$23.8	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	6.0x – 8.0x (7.9x) $1.7 million – $3.1 million ($3.0 million) 0.4x – 0.4x (0.4x) $568.2 million – $568.2 million ($568.2 million)
Equity and warrants	$92.1	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	3.3x – 14.0x (6.5x) $1.7 million – $112.3 million ($27.8 million) 0.4x – 0.4x (0.4x) $164.6 million – $568.2 million ($455.1 million)

(1)
$0.7 million in subordinated debt and $2.9 million in first lien debt were valued using the asset approach.

(2)
Excludes our $13.7 million investment in CSLF II, measured at NAV.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
Capitala Senior Loan Fund II, LLC
On December 20, 2018, Capitala and Trinity Universal Insurance Company (“Trinity”), a subsidiary of Kemper Corporation, entered into a limited liability company agreement (the “LLC Agreement”) to co-manage Capitala Senior Loan Fund II, LLC (“CSLF II”). The purpose and design of the joint venture is to invest primarily in senior secured first-out loans. Capitala and Trinity have committed to provide $25.0 million of equity to CSLF II, with Capitala providing $20.0 million and Trinity providing $5.0 million.
Capitala and Trinity each appointed two members to CSLF II’s four-person board of directors and investment committee. All material decisions with respect to CSLF II, including those involving its

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 4. Investments and Fair Value Measurements – (continued)

investment portfolio, require approval of a member on the board of directors and investment committee of at least one member representing Capitala and Trinity, respectively.
As of December 31, 2018, $13.6 million and $3.4 million in equity capital had been contributed by Capitala and Trinity, respectively. As of December 31, 2018, the Company and Trinity had $6.4 million and $1.6 million of unfunded equity capital commitments outstanding. The Company’s equity investment in CSLF II is not redeemable.
Below is a summary of CSLF II’s portfolio at fair value as of December 31, 2018 (dollars in thousands):
December 31, 2018
First lien loans(1)	$10,000
Weighted average current interest rate on first lien loans	7.6%
Number of borrowers in CSLF II	2
Largest portfolio company investment(1)	$5,550
Total of five largest portfolio company investments(1)(2)	$10,000

(1)
Based on principal amount outstanding at year end.

(2)
Only two investments outstanding at year end.

Below is CSLF II’s schedule of investments as of December 31, 2018:
Capitala Senior Loan Fund II, LLC
Schedule of Investments
December 31, 2018
(in thousands)
Portfolio Company	Industry	Type of Investment	Principal Amount	Cost	Fair Value
Investments in Non-Controlled, Non-Affiliated Portfolio Companies
U.S. BioTek Laboratories, LLC	Testing Laboratories	First Lien Debt (7.8% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	$4,500	$4,500	$4,500
Freedom Electronics, LLC	Electronics	First Lien Debt (7.5% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	5,500	5,500	5,500
TOTAL INVESTMENTS IN NON-CONTROLLED, NON-AFFILIATED PORTFOLIO COMPANIES			$10,000	$10,000	$10,000

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 4. Investments and Fair Value Measurements – (continued)

Below is the financial information for CSLF II:
Capitala Senior Loan Fund II, LLC
Statement of Assets and Liabilities
(in thousands)
As of December 31, 2018
ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $10,000)	$10,000
Cash and cash equivalents	7,100
Interest receivable	31
Total assets	$17,131
LIABILITIES
Accounts payable	$12
Total liabilities	$12
NET ASSETS
Partners’ capital	$17,119
Total net assets	$17,119

Capitala Senior Loan Fund II, LLC
Statement of Operations
(in thousands)
For the period from December 20, 2018 (commencement of operations) to December 31, 2018
INVESTMENT INCOME
From non-controlled, non-affiliated investments:
Interest income	$31
Fee income	100
Total investment income	$131
EXPENSES
General and administrative expenses	$12
Total expenses	$12
NET INVESTMENT INCOME	$119
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$119

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 5. Transactions With Affiliated Companies
During the year ended December 31, 2018, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):
Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2017 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	December 31, 2018 Fair Value
Affiliate investments
AAE Acquisition, LLC	Second Lien Debt (6.0% Cash, Due 8/24/19)	$—	$479	$15,603	$320	$(16,165)	$—	$242	$—
AAE Acquisition, LLC	Membership Units (2.2% fully diluted)		—	—	—	(17)	—	17	—
AAE Acquisition, LLC	Warrants (37.8% fully diluted)		—	—	—	—	—	—	—
			479	15,603	320	(16,182)	—	259	—
Burgaflex Holdings, LLC	First Lien Debt (12.0% Cash, 1.0% PIK, Due 3/23/21)	14,801	1,390	—	14,801	—	—	(417)	14,384
Burgaflex Holdings, LLC	Subordinated Debt (14% Cash, Due 8/9/19)	—	116	3,000	—	(3,000)	—	—	—
Burgaflex Holdings, LLC	Subordinated Debt (12% Cash, Due 8/9/19)	—	199	5,828	—	(5,828)	—	—	—
Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)		—	457	—	—	—	(457)	—
Burgaflex Holdings, LLC	Common Stock Class B (900,000 shares)		—	—	300	—	—	(300)	—
			1,705	9,285	15,101	(8,828)	—	(1,174)	14,384
Chef’n Corporation	Series A Preferred Stock (1,000,000 shares)		—	—	—	(644)	644	—	—
			—	—	—	(644)	644	—	—
City Gear, LLC	Subordinated Debt (13.0% Cash, Due 10/20/19)	—	918	8,231	—	(8,231)	—	—	—
City Gear, LLC(5)	Preferred Membership Units (2.8% fully diluted, 9.0% Cash Dividend)		117	1,269	—	(1,269)	—	—	—
City Gear, LLC	Membership Unit Warrants (11.4% fully diluted)		—	8,248	—	(1,908)	1,908	(5,064)	3,184
			1,035	17,748	—	(11,408)	1,908	(5,064)	3,184
Eastport Holdings, LLC	Subordinated Debt (15.8% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/29/20)	16,500	1,168	—	15,496	—	—	1,004	16,500
Eastport Holdings, LLC	Membership Units (22.9% ownership)		—	—	4,733	(1,470)	—	14,347	17,610
			1,168	—	20,229	(1,470)	—	15,351	34,110

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 5. Transactions With Affiliated Companies – (continued)

Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2017 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	December 31, 2018 Fair Value
GA Communications, Inc.(5)	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend)		$—	$3,225	$276	$—	$—	$(19)	$3,482
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)		—	1,932	—	—	—	(607)	1,325
			—	5,157	276	—	—	(626)	4,807
J&J Produce Holdings, Inc.	Subordinated Debt (13.0% Cash, Due 6/16/19)	$6,406	805	6,170	38	—	—	2	6,210
J&J Produce Holdings, Inc.	Common Stock (8,182 shares)		—	—	—	—	—	—	—
J&J Produce Holdings, Inc.	Common Stock Warrants (6,369 shares)		—	—	—	—	—	—	—
			805	6,170	38	—	—	2	6,210
LJS Partners, LLC	Common Stock (1,587,848 shares)		—	7,650	293	—	—	(4,925)	3,018
			—	7,650	293	—	—	(4,925)	3,018
MJC Holdings, LLC	Series A Preferred Units (2,000,000 units)		—	—	—	(28)	28	—	—
			—	—	—	(28)	28	—	—
MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 1/31/20)	2,600	317	2,600	—	—	—	—	2,600
MMI Holdings, LLC	Subordinated Debt (6.0% Cash, Due 1/31/20)	400	24	400	—	—	—	—	400
MMI Holdings, LLC(5)	Preferred Units (1,000 units, 6.0% PIK Dividend)		—	1,520	92	—	—	—	1,612
MMI Holdings, LLC	Common Membership Units (45 units)		—	193	—	—	—	(8)	185
			341	4,713	92	—	—	(8)	4,797
MTI Holdings, LLC	Membership Units (2,000,000 units)		—	100	—	(139)	139	(100)	—
			—	100	—	(139)	139	(100)	—
Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)		—	8,528	—	—	—	(1,674)	6,854
			—	8,528	—	—	—	(1,674)	6,854
Source Capital Penray, LLC	Membership Units (11.3% ownership)		121	101	—	—	—	(101)	—
			121	101	—	—	—	(101)	—
STX Healthcare Management Services, Inc.	Common Stock (1,200,000 shares)		—	93	—	(108)	108	(93)	—
			—	93	—	(108)	108	(93)	—

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 5. Transactions With Affiliated Companies – (continued)

Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2017 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	December 31, 2018 Fair Value
US Bath Group, LLC	First Lien Debt (11.4% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 1/2/23)	$12,750	$1,806	$—	$15,000	$(2,250)	$—	$—	$12,750
US Bath Group, LLC	Membership Units (500,000 units)		—	—	500	—	—	1,583	2,083
			1,806	—	15,500	(2,250)	—	1,583	14,833
U.S. Well Services, LLC	First Lien Debt (8.3% Cash (1 month LIBOR + 6.0%, 1.0% Floor), Due 2/2/22)	—	156	2,299	—	(2,299)	—	—	—
U.S. Well Services, LLC	First Lien Debt (13.3% PIK (1 month LIBOR + 11.0%, 1.0% Floor), Due 2/2/22)	—	567	9,516	409	(9,925)	—	—	—
U.S. Well Services, LLC	Class A Units (5,680,688 Units)		—	15,004	—	(6,260)	—	(8,744)	—
U.S. Well Services, LLC	Class B Units (2,076,298 Units)		—	955	—	(441)	—	(514)	—
			723	27,774	409	(18,925)	—	(9,258)	—
V12 Holdings, Inc.	Subordinated Debt	—	—	1,035	—	(232)	93	(154)	742
			—	1,035	—	(232)	93	(154)	742
Total Affiliate investments			$8,183	$103,957	$52,258	$(60,214)	$2,920	$(5,982)	$92,939
Control investments
AAE Acquisition, LLC	Second Lien Debt (6.0% Cash, Due 8/24/19)	$16,327	$488	$—	$16,327	$—	$—	$—	$16,327
AAE Acquisition, LLC	Membership Units (2.2% fully diluted)		—	—	17	—	—	(17)	—
AAE Acquisition, LLC	Warrants (37.8% fully diluted)		—	—	—	—	—	—	—
			488	—	16,344	—	—	(17)	16,327
CableOrganizer Acquisition, LLC	First Lien Debt (10.0% Cash, Due 5/24/19)	1,708	121	—	1,708	—	—	—	1,708
CableOrganizer Acquisition, LLC	First Lien Debt (12.0% Cash, 4.0% PIK, Due 6/30/19)	8,889	1,173	12,373	515	(2,354)	(1,646)	1	8,889
CableOrganizer Acquisition, LLC	Preferred Units (4,000,000 units)			—	2,354	—	—	(2,354)	—
CableOrganizer Acquisition, LLC	Common Stock (21.3% fully diluted)		—	118	—	—	—	(118)	—
CableOrganizer Acquisition, LLC	Common Stock Warrants (10.0% fully diluted)		—	60	—	—	—	(60)	—
			1,294	12,551	4,577	(2,354)	(1,646)	(2,531)	10,597

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 5. Transactions With Affiliated Companies – (continued)

Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2017 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	December 31, 2018 Fair Value
Capitala Senior Loan Fund II, LLC	Membership Units (80% ownership)		$—	$—	$13,600	$—	$—	$95	$13,695
			—	—	13,600	—	—	95	13,695
Eastport Holdings, LLC	Subordinated Debt (15.8% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/29/20)	$—	2,144	16,500	493	(15,231)	—	(1,762)	—
Eastport Holdings, LLC	Membership Units (22.9% ownership)		—	26,449	—	(4,733)	—	(21,716)	—
			2,144	42,949	493	(19,964)	—	(23,478)	—
Kelle’s Transport Service, LLC	First Lien Debt (4.0% Cash, Due 2/15/20)	—	82	2,000	1,300	(3,300)	—	—	—
Kelle’s Transport Service, LLC	First Lien Debt (2.2% Cash, Due 2/15/20)	—	126	9,560	—	(10,000)	(3,669)	4,109	—
Kelle’s Transport Service, LLC	Membership Units (27.5% fully diluted)		—	—	—	—	—	—	—
			208	11,560	1,300	(13,300)	(3,669)	4,109	—
Micro Precision, LLC	Subordinated Debt (10.0% Cash, Due 1/1/19)	1,862	186	1,862	—	—	—	—	1,862
Micro Precision, LLC	Subordinated Debt (14.0% Cash, 4.0% PIK, Due 1/1/19)	4,325	601	4,154	171	—	—	—	4,325
Micro Precision, LLC	Series A Preferred Units (47 units)		—	1,629	—	—	—	1,188	2,817
			787	7,645	171	—	—	1,188	9,004
Navis Holdings, Inc.	First Lien Debt (15.0% Cash, Due 10/30/20)	7,500	1,149	6,500	1,000	—	—	—	7,500
Navis Holdings, Inc.(5)	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend)		100	1,000	—	—	—	—	1,000
Navis Holdings, Inc.	Common Stock (300,000 shares)		—	5,005	—	—	—	(657)	4,348
			1,249	12,505	1,000	—	—	(657)	12,848
On-Site Fuel Service, Inc.	First Lien Debt (18.0% Cash, Due 12/19/18)	—	30	—	11,020	—	(11,020)	—	—
On-Site Fuel Service, Inc.	Subordinated Debt (18.0% Cash, Due 12/19/18)	—	—	11,588	—	(11,020)	—	(568)	—
On-Site Fuel Service, Inc.	Series A Preferred Stock (32,782 shares)		—	—	—	—	(3,278)	3,278	—
On-Site Fuel Service, Inc.	Series B Preferred Stock (23,648 shares)		—	—	—	—	(2,364)	2,364	—
On-Site Fuel Service, Inc.	Common Stock (33,058 shares)		—	—	—	—	(33)	33	—
			30	11,588	11,020	(11,020)	(16,695)	5,107	—

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 5. Transactions With Affiliated Companies – (continued)

Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2017 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	December 31, 2018 Fair Value
Portrait Studio, LLC	First Lien Debt (9.0% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 2.0% Ceiling), Due 12/31/22)	$—	$167	$1,860	$2,400	$(4,260)	$—	$—	$—
Portrait Studio, LLC	First Lien Debt (9.4% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 5.0% Ceiling), Due 12/31/22)	4,500	435	4,500	—	—	—	—	4,500
Portrait Studio, LLC	Preferred Units (4,350,000 Units)		—	2,450	—	—	—	(276)	2,174
Portrait Studio, LLC	Membership Units (150,000 Units)		—	—	—	—	—	—	—
			602	8,810	2,400	(4,260)	—	(276)	6,674
Total Control investments			$6,802	$107,608	$50,905	$(50,898)	$(22,010)	$(16,460)	$69,145

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

(3)
Gross reductions include decreases in the cost basis of investments resulting from principal repayments and sales. Gross reductions also includes transfers out of Affiliate or Control classification.

(4)
All debt investments are income producing. Equity and warrant investments are non-income producing, unless otherwise noted.

(5)
The equity investment is income producing, based on rate disclosed.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 5. Transactions With Affiliated Companies – (continued)

During the year ended December 31, 2017, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):
Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2016 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	December 31, 2017 Fair Value
Affiliate investments
AAE Acquisition, LLC	Second Lien Debt (8.0% Cash, 4.0% PIK, Due 8/24/19)	$15,846	$757	$—	$15,846	$—	$—	$(243)	$15,603
AAE Acquisition, LLC	Membership Units (2.2% fully diluted)		—	—	16	—	—	(16)	—
AAE Acquisition, LLC	Warrants (37.8% fully diluted)		—	—	—	—	—	—	—
			757	—	15,862	—	—	(259)	15,603
Burgaflex Holdings, LLC	Subordinated Debt (14.0% Cash, Due 8/9/19)	3,000	515	3,000	—	—	—	—	3,000
Burgaflex Holdings, LLC	Subordinated Debt (12.0% Cash, Due 8/9/19)	5,828	886	5,828	—	—	—	—	5,828
Burgaflex Holdings, LLC	Common Stock (1,253,198 shares)		—	1,248	—	—	—	(791)	457
			1,401	10,076	—	—	—	(791)	9,285
City Gear, LLC	Subordinated Debt (13.0% Cash, Due 10/20/19)	8,231	1,085	8,231	—	—	—	—	8,231
City Gear, LLC(5)	Preferred Membership Units (2.8% fully diluted, 9.0% Cash Dividend)		115	1,269	—	—	—	—	1,269
City Gear, LLC	Membership Unit Warrants (11.4% fully diluted)		—	9,736	—	—	—	(1,488)	8,248
			1,200	19,236	—	—	—	(1,488)	17,748
GA Communications, Inc.(5)	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend)		—	2,864	255	—	—	106	3,225
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)		—	1,046	—	—	—	886	1,932
			—	3,910	255	—	—	992	5,157
J&J Produce Holdings, Inc.	Subordinated Debt (6.0% Cash, 7.0% PIK, Due 6/16/19)	6,368	632	6,182	186	—	—	(198)	6,170
J&J Produce Holdings, Inc.	Common Stock (8,182 shares)		—	—	—	—	—	—	—
J&J Produce Holdings, Inc.	Common Stock Warrants (6,369 shares)		—	—	—	—	—	—	—
			632	6,182	186	—	—	(198)	6,170

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 5. Transactions With Affiliated Companies – (continued)

Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2016 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	December 31, 2017 Fair Value
LJS Partners, LLC	Common Stock (1,500,000 shares)		$—	$8,497	$—	$(630)	$—	$(217)	$7,650
			—	8,497	—	(630)	—	(217)	7,650
MJC Holdings, LLC	Series A Preferred Units (2,000,000 units)		—	5,011	—	(5,473)	4,473	(4,011)	—
			—	5,011	—	(5,473)	4,473	(4,011)	—
MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 1/31/19)	$2,600	317	2,600	—	—	—	—	2,600
MMI Holdings, LLC	Subordinated Debt (6.0% Cash, Due 1/31/19)	400	24	400	—	—	—	—	400
MMI Holdings, LLC(5)	Preferred Units (1,000 units, 6.0% PIK Dividend)		—	1,433	85	—	—	2	1,520
MMI Holdings, LLC	Common Membership Units (45 units)		—	228	—	—	—	(35)	193
			341	4,661	85	—	—	(33)	4,713
MTI Holdings, LLC	Membership Units (2,000,000 units)		—	537	—	(437)	437	(437)	100
			—	537	—	(437)	437	(437)	100
Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)		—	—	6,958	—	—	1,570	8,528
			—	—	6,958	—	—	1,570	8,528
Source Capital Penray, LLC	Subordinated Debt (13.0% Cash, Due 4/8/19)	—	78	1,425	—	(1,425)	—	—	—
Source Capital Penray, LLC	Membership Units (11.3% ownership)		526	805	—	(750)	—	46	101
			604	2,230	—	(2,175)	—	46	101
STX Healthcare Management Services, Inc.	Common Stock (1,200,000 shares)		—	109	—	(16)	16	(16)	93
			—	109	—	(16)	16	(16)	93
U.S. Well Services, LLC	First Lien Debt (7.4% Cash (1 month LIBOR + 6.0%, 1.0% Floor), Due 2/2/22)	2,299	132	—	2,299	—	—	—	2,299
U.S. Well Services, LLC	First Lien Debt (12.4% PIK (1 month LIBOR + 11.0%, 1.0% Floor), Due 2/2/22)	9,516	83	—	9,516	—	—	—	9,516
U.S. Well Services, LLC	Class A Units (5,680,688 Units)		—	—	6,260	—	—	8,744	15,004
U.S. Well Services, LLC	Class B Units (2,076,298 Units)		—	—	441	—	—	514	955
			215	—	18,516	—	—	9,258	27,774

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 5. Transactions With Affiliated Companies – (continued)

Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2016 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	December 31, 2017 Fair Value
V12 Holdings, Inc.	Subordinated Debt	$—	$—	$1,015	$—	$—	$—	$20	$1,035
			—	1,015	—	—	—	20	1,035
Total Affiliate investments			$5,150	$61,464	$41,862	$(8,731)	$4,926	$4,436	$103,957
Control investments
CableOrganizer Acquisition, LLC	First Lien Debt (12.0% Cash, 4.0% PIK, Due 5/24/18)	$12,373	$1,473	$11,882	$491	$—	$—	$—	$12,373
CableOrganizer Acquisition, LLC	Common Stock (21.3% fully diluted)		—	200	—	—	—	(82)	118
CableOrganizer Acquisition, LLC	Common Stock Warrants (10.0% fully diluted)		—	101	—	—	—	(41)	60
			1,473	12,183	491	—	—	(123)	12,551
Capitala Senior Liquid Loan Fund I, LLC	Common Stock (80.0% Ownership)		5	—	—	—	—	—	—
			5	—	—	—	—	—	—
Eastport Holdings, LLC	Subordinated Debt (14.5% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/29/20)	16,500	3,138	16,500	757	—	—	(757)	16,500
Eastport Holdings, LLC	Membership Units (33.3% ownership)		—	13,395	—	—	—	13,054	26,449
			3,138	29,895	757	—	—	12,297	42,949
Kelle’s Transport Service, LLC	First Lien Debt (4.0% Cash, Due 2/15/20)	2,000	22	—	2,000	—	—	—	2,000
Kelle’s Transport Service, LLC	First Lien Debt (1.5% Cash, Due 2/15/20)	13,674	77	—	13,669	—	—	(4,109)	9,560
Kelle’s Transport Service, LLC	Membership Units (27.5% fully diluted)		—	—	—	—	—	—	—
			99	—	15,669	—	—	(4,109)	11,560
Micro Precision, LLC	Subordinated Debt (10.0% Cash, Due 9/15/18)	1,862	186	1,862	—	—	—	—	1,862
Micro Precision, LLC	Subordinated Debt (14.0% Cash, 4.0% PIK, Due 9/15/18)	4,154	577	3,989	165	—	—	—	4,154
Micro Precision, LLC	Series A Preferred Units (47 units)		—	2,523	—	—	—	(894)	1,629
			763	8,374	165	—	—	(894)	7,645
Navis Holdings, Inc.	First Lien Debt (15.0% Cash, Due 10/30/20)	6,500	989	6,500	—	—	—	—	6,500
Navis Holdings, Inc.(5)	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend)		100	1,000	—	—	—	—	1,000

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 5. Transactions With Affiliated Companies – (continued)

Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2016 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	December 31, 2017 Fair Value
Navis Holdings, Inc.	Common Stock (300,000 shares)		$250	$5,634	$—	$—	$—	$(629)	$5,005
			1,339	13,134	—	—	—	(629)	12,505
On-Site Fuel Service, Inc.	Subordinated Debt (18.0% Cash, Due 12/19/18)(6)	$14,072	—	10,303	1,182	—	—	103	11,588
On-Site Fuel Service, Inc.	Series A Preferred Stock (32,782 shares)		—	—	—	—	—	—	—
On-Site Fuel Service, Inc.	Series B Preferred Stock (23,648 shares)		—	—	—	—	—	—	—
On-Site Fuel Service, Inc.	Common Stock (33,058 shares)		—	—	—	—	—	—	—
			—	10,303	1,182	—	—	103	11,588
Portrait Studio, LLC	First Lien Debt (8.6% Cash (1 month LIBOR + 7.0%, 2.0% Ceiling), Due 12/31/22)	1,860	—	—	1,860	—	—	—	1,860
Portrait Studio, LLC	First Lien Debt (8.6% Cash (1 month LIBOR + 7.0%, 5.0% Ceiling), Due 12/31/22)	4,500	—	—	4,500	—	—	—	4,500
Portrait Studio, LLC	Preferred Units (4,350,000 Units)		—	—	2,450	—	—	—	2,450
Portrait Studio, LLC	Membership Units (150,000 Units)		—	—	—	—	—	—	—
			—	—	8,810	—	—	—	8,810
Print Direction, Inc.	First Lien Debt (10.0% Cash 2.0% PIK, due 2/24/19)	—	434	12,761	2,087	—	(19,403)	4,555	—
Print Direction, Inc.	Common Stock (18,543 shares)		—	—	40	—	(3,030)	2,990	—
Print Direction, Inc.	Common Stock Warrants (820 shares)		—	—	—	—	—	—	—
			434	12,761	2,127	—	(22,433)	7,545	—
Total Control investments			$7,251	$86,650	$29,201	$—	$(22,433)	$14,190	$107,608

(1)
Represents the total amount of interest, original issue discount, fees or dividends credited to income for the portion of the year an investment was included in Affiliate or Control categories, respectively.

(2)
Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK and OID. Gross additions also include transfers into an Affiliate or Control classification.

(3)
Gross reductions include decreases in the cost basis of investments resulting from principal repayments and sales. Gross reductions also includes transfers out of Affiliate or Control classification.

(4)
All debt investments are income producing. Equity and warrant investments are non-income producing, unless otherwise noted.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 5. Transactions With Affiliated Companies – (continued)

(5)
The equity investment is income producing, based on rate disclosed.

(6)
Non-accrual investment.

Note 6. Agreements
On September 24, 2013, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with our Investment Advisor, which was initially approved by the Board on June 10, 2013. Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect if approved annually by the Board or by a majority of our outstanding voting securities, including, in either case, by a majority of our non-interested directors. The Investment Advisory Agreement was most recently re-approved by the Board, including a majority of our non-interested directors, at an in-person meeting on July 26, 2018. Subject to the overall supervision of the Board, the Investment Advisor manages our day-to-day operations and provides investment advisory and management services to us. Under the terms of the Investment Advisory Agreement, the Investment Advisor:
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
The incentive fee consists of the following two parts:

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 6. Agreements – (continued)

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
The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Advisor that would, when taken together with all other incentive fees paid to the Investment

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 6. Agreements – (continued)

Advisor during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of  (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. As of December 31, 2018 and December 31, 2017, the Company had incentive fees payable to the Investment Advisor of  $2.5 million and $2.2 million, respectively.
For the years ended December 31, 2018, 2017 and 2016, the Company incurred $9.0 million, $9.8 million and $10.6 million in base management fees, respectively. The Company incurred $0.2 million, $1.3 million and $6.8 million in incentive fees related to pre-incentive fee net investment income for the years ended December 31, 2018, 2017 and 2016, respectively. For the years ended December 31, 2018, 2017 and 2016, our Investment Advisor waived incentive fees of  $0.0 million, $1.0 million and $1.7 million, respectively.
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
For the years ended December 31, 2018, 2017, and 2016, the Company paid the Administrator $1.4 million, $1.1 million and $1.1 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.
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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 7. Related Party Transactions
At December 31, 2018 and December 31, 2017, the Company had the following receivables from (payables to) related parties relating to certain management fees, incentive fees, reimbursable expenses, and other payments owed to related parties (dollars in thousands):
	December 31, 2018	December 31, 2017
CapitalSouth Corporation	$—	$74
CapitalSouth Partners Florida Sidecar Fund II, L.P.	—	21
Capitala Investment Advisors, LLC	(2,487)	(2,172)
Total	$(2,487)	$(2,077)

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
The Company may invest in the same unitranche facility as CSLF II whereby CSLF II provides the first-out portion of the unitranche facility and the Company and other lenders provide the last-out portion of the unitranche facility. Under a guarantee agreement, the Company may be required to purchase its pro-rata portion of first-out loans from CSLF II upon certain triggering events, including acceleration upon payment default of the underlying borrower. As of December 31, 2018, the Company has evaluated the fair value of the guarantee under the guidance of ASC Topic 460 — Guarantees and determined that the fair value of the guarantee is immaterial as the risk of payment default for first-out loans in CSLF II is considered remote. The maximum exposure to credit risk as of December 31, 2018 is $4.3 million and extends to the stated maturity of the underlying loans in CSLF II.
Note 8. Borrowings
SBA Debentures
The Company, through its two wholly owned subsidiaries, uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of December 31, 2018 and December 31, 2017, the Company had $165.7 million and $170.7 million, respectively, of SBA-guaranteed debentures outstanding. The Company has issued all SBA-guaranteed debentures that were permitted under each of the Legacy Funds’ respective SBIC licenses (as applicable), and there are no unused SBA debenture commitments remaining. SBA-guaranteed debentures are secured by a lien on all assets of Fund II and Fund III. As of December 31, 2018 and December 31, 2017, Fund II and Fund III had total assets of approximately $332.7 million and $341.5 million, respectively. On June 10, 2014, the Company received an exemptive order from the SEC exempting the Company, Fund II, and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. The Company intends to comply with the conditions of the order.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 8. Borrowings – (continued)

The following table summarizes the interest expense and annual charges, deferred financing costs, average balance outstanding, and average stated interest and annual charge rate on the SBA-guaranteed debentures for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):
	For the year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Interest expense and annual charges	$6,244	$6,336	$6,873
Deferred financing costs	612	611	627
Total interest and financing expenses	$6,856	$6,947	$7,500
Average outstanding balance	$169,028	$170,700	$178,695
Average stated interest and annual charge rate	3.69%	3.71%	3.83%
As of December 31, 2018 and December 31, 2017, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):
Fixed Maturity Date	Interest Rate	SBA Annual Charge	December 31, 2018	December 31, 2017
March 1, 2019	4.620%	0.941%	$—	$5,000
September 1, 2020	3.215%	0.285%	19,000	19,000
March 1, 2021	4.084%	0.515%	15,700	15,700
March 1, 2021	4.084%	0.285%	46,000	46,000
March 1, 2022	2.766%	0.285%	10,000	10,000
March 1, 2022	2.766%	0.515%	50,000	50,000
March 1, 2023	2.351%	0.515%	25,000	25,000
			$165,700	$170,700

2021 Notes
On June 16, 2014, the Company issued $113.4 million in aggregate principal amount of 7.125% fixed-rate notes due 2021 (the “2021 Notes”). On May 26, 2017, the Company caused notices to be issued to the holders of its 2021 Notes regarding the Company’s exercise of its option to redeem all of the issued and outstanding 2021 Notes. The Company redeemed all $113.4 million in aggregate principal amount of the 2021 Notes on June 25, 2017. The Notes were redeemed at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from June 16, 2017, through, but excluding, June 25, 2017. As a result of the redemption, the Company recognized a loss on the extinguishment of debt of $2.7 million for the year ended December 31, 2017, due to the amortization of the deferred financing costs remaining on the 2021 Notes.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 8. Borrowings – (continued)

The following table summarizes the interest expense, deferred financing costs, average outstanding balance and average stated interest rate on the 2021 Notes for the years ended December 31, 2018, 2017, and 2016 (dollars in thousands):
	For the year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Interest expense	$—	$3,908	$8,082
Deferred financing costs	—	293	557
Total interest and financing expenses	$—	$4,201	$8,639
Average outstanding balance	$—	$53,766	$113,438
Average stated interest rate	—%	7.13%	7.13%
2022 Notes
On May 16, 2017, the Company issued $70.0 million in aggregate principal amount of 6.0% fixed-rate notes due May 31, 2022 (the “2022 Notes”). On May 25, 2017, the Company issued an additional $5.0 million in aggregate principal amount of the 2022 Notes pursuant to a partial exercise of the underwriters’ overallotment option. The 2022 Notes will mature on May 31, 2022 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after May 31, 2019 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest was payable quarterly beginning August 31, 2017.
The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Notes for the years ended December 31, 2018, 2017, and 2016 (dollars in thousands):
	For the year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Interest expense	$4,500	$2,812	$—
Deferred financing costs	509	303	—
Total interest and financing expenses	$5,009	$3,115	$—
Average outstanding balance	$75,000	$47,137	$—
Average stated interest rate	6.0%	6.0%	—
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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 8. Borrowings – (continued)

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
The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Convertible Notes for the years ended December 31, 2018, 2017, and 2016 (dollars in thousands):
	For the year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Interest expense	$2,995	$1,789	$—
Deferred financing costs	324	180	—
Total interest and financing expenses	$3,319	$1,969	$—
Average outstanding balance	$52,088	$31,218	$—
Average stated interest rate	5.75%	5.75%	—
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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 8. Borrowings – (continued)

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
The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the Credit Facility for the years ended December 31, 2018, 2017, and 2016 (dollars in thousands):
	For the year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Interest expense	$305	$908	$2,303
Deferred financing costs	441	713	965
Unused commitment fees	1,353	972	304
Total interest and financing expenses	$2,099	$2,593	$3,572
Average outstanding balance	$6,304	$22,493	$64,625
Average stated interest rate	4.89%	4.08%	3.51%
As of December 31, 2018 and December 31, 2017, the Company had $10.0 million and $9.0 million, respectively, outstanding under the Credit Facility. The Credit Facility is secured by investments and cash held by the Company, exclusive of assets held at our two SBIC subsidiaries. Assets pledged to secure the Credit Facility had a carrying value of  $158.9 million and $192.4 million, respectively, at December 31, 2018 and December 31, 2017. As part of the terms of the Credit Facility, the Company may not make cash distributions with respect to any taxable year that exceed 110% (125% if the Company is not in default and our covered debt does not exceed 85% of the borrowing base) of the amounts required to be distributed to maintain eligibility as a RIC and to reduce our tax liability to zero for taxes imposed on our investment company taxable income and net capital gains.
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2018, and the level of each financial liability within the fair value hierarchy (dollars in thousands):
	Carrying Value(1)	Fair Value	Level 1	Level 2	Level 3
SBA debentures	$165,700	$165,436	$—	$—	$165,436
2022 Notes	75,000	74,700	74,700	—	—
2022 Convertible Notes	52,088	49,546	49,546	—	—
Credit Facility	10,000	10,030	—	—	10,030
Total	$302,788	$299,712	$124,246	$—	$175,466

(1)
Carrying value equals the gross principal outstanding at period end.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 8. Borrowings – (continued)

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
Permanent differences between taxable income and net investment income for financial reporting purposes are reclassified among the capital accounts in the financial statements to reflect their tax character. During the periods ended December 31, 2018, December 31, 2017, August 31, 2017 and August 31, 2016, the Company reclassified for book purposes amounts arising from permanent differences in the book and tax basis of partnership investments sold, sales relating to defaulted bond accruals, and book and tax character of distributions paid. Such reclassifications are reported in “Tax reclassifications of stockholders’ equity in accordance with generally accepted accounting principles” in the statements of changes in net assets for the years ended December 31, 2018, 2017 and 2016, respectively.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 9. Income Taxes – (continued)

The following permanent differences due to adjustments for the realized gains (losses) upon disposition of partnership interests and for the transfer of distributions between accumulated capital gains and accumulated net investment income were reclassified for tax purposes for the tax periods ended December 31, 2018, December 31, 2017, August 31, 2017 and August 31, 2016 (dollars in thousands):
	Tax year ended December 31, 2018	Tax period ended December 31, 2017	Tax year ended August 31, 2017	Tax year ended August 31, 2016
Increase (decrease) in accumulated net investment income	$38	$—	$(67)	$13,838
Increase (decrease) in accumulated net realized gains on investments	—	—	88	(13,816)
Decrease in capital in excess of par value	(38)	—	(21)	(22)
For the tax periods ended December 31, 2018, December 31, 2017, August 31, 2017 and August 31, 2016, the tax basis components of distributable earnings were as follows (dollars in thousands):
	Tax year ended December 31, 2018	Tax period ended December 31, 2017	Tax year ended August 31, 2017	Tax year ended August 31, 2016
Undistributed ordinary income	$1,016	$9,851	$8,999	$5,646
Accumulated capital losses	(79,063)	(44,078)	(43,618)	(44,296)
Unrealized appreciation	6,519	34,065	25,994	47,837
Other temporary differences	(610)	(9,426)	(8,276)	(2,570)
Total	$(72,138)	$(9,588)	$(16,901)	$6,617

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of December 31, 2018, the Company has a short-term capital loss carry forward of $4.2 million and a long-term capital loss carry forward of  $74.8 million.
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.
The following table reconciles net increase (decrease) in net assets resulting from operations to taxable income for the tax periods ended December 31, 2018, December 31, 2017, August 31, 2017 and August 31, 2016 (dollars in thousands):
	Tax year ended December 31, 2018	Tax period ended December 31, 2017	Tax year ended August 31, 2017	Tax year ended August 31, 2016
Net increase (decrease) in net assets resulting from operations	$(16,026)	$(17,150)	$1,647	$10,291
Net change in unrealized (appreciation) depreciation on investments	(840)	(1,698)	18,518	(20,809)
Capital loss carryforward (utilization)	34,985	460	(679)	44,296
Tax provision (benefit)	(1,916)	1,289	—	—

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 9. Income Taxes – (continued)

	Tax year ended December 31, 2018	Tax period ended December 31, 2017	Tax year ended August 31, 2017	Tax year ended August 31, 2016
Other deductions for book in excess of deductions for tax	(9,051)	24,981	9,053	(3,654)
Total taxable income	$7,152	$7,882	$28,539	$30,124

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the tax periods ended December 31, 2018, December 31, 2017, August 31, 2017, and August 31, 2016 (dollars in thousands):
	Tax year ended December 31, 2018	Tax period ended December 31, 2017	Tax Year ended August 31, 2017	Tax year ended August 31, 2016
Ordinary income	$15,986	$6,052	$25,187	$24,478
Long-term capital gains	—	—	—	8,378
Return of capital	—	—	—	—
Total	$15,986	$6,052	$25,187	$32,856

For U.S. federal income tax purposes, as of December 31, 2018, the aggregate net unrealized appreciation for all securities was $6.5 million. As of December 31, 2018, gross unrealized appreciation was $31.9 million and gross unrealized depreciation was $25.4 million. The aggregate cost of securities for U.S. federal income tax purposes was $442.4 million. For U.S. federal income tax purposes, as of December 31, 2017, the aggregate net unrealized appreciation for all securities was $34.1 million. As of December 31, 2017, gross unrealized appreciation was $79.7 million and gross unrealized depreciation was $45.6 million. The aggregate cost of securities for U.S. federal income tax purposes was $465.9 million as of December 31, 2017.
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
The Company acquired the non-controlling interest in Print Direction, Inc. on December 1, 2017 and converted the entity to CPTA Master Blocker, Inc. (Georgia), retaining its net operating losses in the transaction pursuant to Section 351 of the Code. As of December 31, 2018, the Taxable Subsidiaries had net operating losses for U.S. federal income tax purposes of approximately $11.9 million. If not utilized, $6.0 million of these net operating losses will expire in the year ended December 31, 2037, $2.4 million of these net operating losses will expire in the year ended December 31, 2036, and $3.5 million of these net operating losses have no expiration.
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. The Taxable Subsidiaries’ provisional tax is based on the new lower blended federal and state corporate tax rate of 24.86%. The implementation of the Tax Act did not have a material impact on the Company’s financial position and results of operations.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 9. Income Taxes – (continued)

Deferred U.S. federal income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and U.S. federal income tax purposes. Components of deferred tax assets (liabilities) as of December 31, 2018 and 2017 are as follows (dollars in thousands):
	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryforwards	$2,963	$2,216
Other deferred tax assets	58	—
Less valuation allowance	(364)	(363)
	2,657	1,853
Deferred tax liabilities:
Net unrealized appreciation on investments	(825)	(2,809)
Basis reduction in partnership investments	(1,204)	(333)
	(2,029)	(3,142)
Net deferred tax asset (liability)	$628	$(1,289)

At December 31, 2018 and December 31, 2017, the valuation allowance on deferred tax assets was $0.4 million which represents the state tax effect of net operating losses that we do not believe we will realize through future taxable income. The Company believes it is more likely than not that there is an ability to realize its remaining deferred tax assets through future table income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.
Total income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 21% to net investment loss and net realized and unrealized appreciation (depreciation) on investments for the years ended December 31, 2018, 2017, and 2016, as follows (dollars in thousands):
	For the year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Tax expense (benefit) at statutory rates	$(1,447)	$1,998	$—
State income tax expense (benefit), net of federal benefit	(266)	188	—
Tax benefit on net operating losses	—	(908)	—
Adjustment to unrealized appreciation	(159)	—	—
Other adjustments	(40)	—	—
Tax expense on permanent items	—	140	—
Revaluation for federal rate change	—	(492)	—
Revaluation for state rate change	(5)
Change in valuation allowance	1	363	—
Total tax provision (benefit), net	$(1,916)	$1,289	$—

Total income taxes are computed by applying the federal statutory rate of 21% plus an estimated blended state rate of 3.86%.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 9. Income Taxes – (continued)

For the years ended December 31, 2018, 2017 and 2016, the components of the Company’s tax provision include the following:
	For the year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Deferred tax provision (benefit)
Federal	$(1,615)	$778	$—
State	(302)	148	—
Less valuation allowance	1	363	—
Total tax provision (benefit), net	$(1,916)	$1,289	$—

Note 10. Directors’ Fees
Our independent directors receive an annual fee of  $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of  $10,000 and each chairman of any other committee receives an annual fee of  $5,000 for their additional services, if any, in these capacities. For the years ended December 31, 2018, 2017 and 2016, the Company recognized directors’ fees expense of  $0.4 million. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.
Note 11. Stockholders’ Equity
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
On April 13, 2015, the Company completed an underwritten offering of 3,500,000 shares of its common stock at a public offering price of  $18.32 per share. The total proceeds received in the offering net of underwriting discounts and offering costs were approximately $61.7 million. As of December 31, 2018, the Company had 16,051,547 shares of common stock outstanding.
Note 12. Summarized Financial Information of Our Unconsolidated Subsidiaries
The Company holds a control interest, as defined by the 1940 Act, in five portfolio companies that are considered significant subsidiaries under the guidance in Regulation S-X, but are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each such portfolio company, along with summarized financial information as of December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017, and 2016.
During the year ended December 31, 2018, the Company sold its investment in Kelle’s Transport Service, LLC and realized a loss of  $3.7 million. During the year ended December 31, 2018, the Company wrote-off its investment in On-Site Fuel Service, Inc. and realized a loss of  $16.7 million.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 12. Summarized Financial Information of Our Unconsolidated Subsidiaries – (continued)

AAE Acquisition, LLC
AAE Acquisition, LLC, formed on May 21, 2004 as a Delaware limited liability company, is an aerial equipment rental and services business primarily serving the Gulf Coast region. The income (loss) the Company generated from AAE Acquisition, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $1.7 million, $1.7 million, and $(1.1) million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.
CableOrganizer Acquisition, LLC
CableOrganizer Acquisition, LLC, a Delaware limited liability company that began operations on April 23, 2013, is a leading online provider of cable and wire management products. The income (loss) the Company generated from CableOrganizer Acquisition, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $(2.4) million, $1.8 million, and $1.9 million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.
Eastport Holdings, LLC
Eastport Holdings, LLC, an Ohio limited liability company organized on November 1, 2011, is a holding company consisting of marketing and advertising companies located across the U.S. The income the Company generated from Eastport Holdings, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $11.4 million and $14.3 million for the years ended December 31, 2017 and December 31, 2016, respectively. On August 27, 2018, the Written Call Option associated with the Company’s investment in Eastport Holdings, LLC was exercised and, as a result of the reduced ownership percentage, is no longer considered a control investment. The income the Company generated from Eastport Holdings, LLC while it was considered a control investment from January 1, 2018 to August 27, 2018 was $2.1 million. The summarized financial information disclosed below is as of August 31, 2018 and for the eight months ended August 31, 2018 as this is the period that Eastport Holdings, LLC was considered a control investment.
Micro Precision, LLC
Micro Precision, LLC, formed on August 5, 2011 as a Delaware limited liability company, is a prime contractor supplying critical parts and mechanical assemblies to the U.S. Department of Defense as well as designer and manufacturer of locomotive air horns. The income (loss) the Company generated from Micro Precision, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $2.1 million, $0.0 million, and $1.8 million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.
Navis Holdings, Inc.
Navis Holdings, Inc., incorporated in Delaware on December 21, 2010, designs and manufactures leading machinery for the global knit and woven finishing textile industries. The income the Company generated from Navis Holdings, Inc., which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation) was $0.6 million, $0.7 million, and $1.9 million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 12. Summarized Financial Information of Our Unconsolidated Subsidiaries – (continued)

The summarized unaudited financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):
	As of
Balance Sheets – AAE Acquisition, LLC	December 31, 2018	December 31, 2017
Current assets	$7,277	$6,712
Noncurrent assets	22,994	27,668
Total assets	$30,271	$34,380
Current liabilities	$53,939	$2,897
Noncurrent liabilities	2,122	51,428
Total liabilities	$56,061	$54,325
Total deficit	$(25,790)	$(19,945)

	For the year ended
Statements of Operations – AAE Acquisition, LLC	December 31, 2018	December 31, 2017	December 31, 2016
Net sales	$27,162	$26,677	$28,352
Cost of goods sold	20,098	20,265	22,402
Gross profit	$7,064	$6,412	$5,950
Other expenses	$12,768	$11,916	$11,812
Net loss before income taxes	(5,704)	(5,504)	(5,862)
Income tax provision	—	—	—
Net loss	$(5,704)	$(5,504)	$(5,862)

	As of
Balance Sheets – CableOrganizer Acquisition, LLC	December 31, 2018	December 31, 2017
Current assets	$2,987	$5,182
Noncurrent assets	8,459	8,354
Total assets	$11,446	$13,536
Current liabilities	$13,094	$5,205
Noncurrent liabilities	—	12,346
Total liabilities	$13,094	$17,551
Total deficit	$(1,648)	$(4,015)

	For the year ended
Statements of Operations – CableOrganizer Acquisition, LLC.	December 31, 2018	December 31, 2017	December 31, 2016
Net sales	$18,115	$27,133	$23,277
Cost of goods sold	12,183	19,819	15,715
Gross profit	$5,932	$7,314	$7,562
Other expenses	$7,960	$10,690	$10,344
Net loss before income taxes	(2,028)	(3,376)	(2,782)
Income tax provision	—	—	—
Net loss	$(2,028)	$(3,376)	$(2,782)

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 12. Summarized Financial Information of Our Unconsolidated Subsidiaries – (continued)

	As of
Balance Sheets – Eastport Holdings, LLC	August 31, 2018	December 31, 2017
Current assets	$99,483	$94,396
Noncurrent assets	185,292	180,266
Total assets	$284,775	$274,662
Current liabilities	$163,085	$153,182
Noncurrent liabilities	60,939	56,272
Total liabilities	$224,024	$209,454
Total equity	$60,751	$65,208

	For the eight months ended August 31, 2018	For the year ended
Statements of Operations – Eastport Holdings, LLC		December 31, 2017	December 31, 2016
Net sales	$373,943	$510,400	$499,986
Cost of goods sold	267,395	364,605	377,036
Gross profit	$106,548	$145,795	$122,950
Other expenses	$103,811	$135,597	$111,677
Net income before income taxes	2,737	10,198	11,273
Income tax provision	335	278	—
Net income	$2,402	$9,920	$11,273

	As of
Balance Sheets – Micro Precision, LLC	December 31, 2018	December 31, 2017
Current assets	$5,880	$6,187
Noncurrent assets	19,436	15,864
Total assets	$25,316	$22,051
Current liabilities	$7,712	$6,511
Noncurrent liabilities	13,961	15,790
Total liabilities	$21,673	$22,301
Total equity (deficit)	$3,643	$(250)

	For the year ended
Statements of Operations – Micro Precision, LLC	December 31, 2018	December 31, 2017	December 31, 2016
Net sales	$12,083	$14,053	$17,788
Cost of goods sold	6,595	8,677	12,183
Gross profit	$5,488	$5,376	$5,605
Other expenses	$5,562	$6,590	$6,836
Net loss before income taxes	(74)	(1,214)	(1,231)
Income tax provision	—	—	—
Net loss	$(74)	$(1,214)	$(1,231)

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 12. Summarized Financial Information of Our Unconsolidated Subsidiaries – (continued)

	As of
Balance Sheets – Navis Holdings, Inc.	December 31, 2018	December 31, 2017
Current assets	$5,868	$4,723
Noncurrent assets	5,145	2,162
Total assets	$11,013	$6,885
Current liabilities	$5,542	$2,463
Noncurrent liabilities	8,060	6,738
Total liabilities	$13,602	$9,201
Total deficit	$(2,589)	$(2,316)

	For the year ended
Statements of Operations – Navis Holdings, Inc.	December 31, 2018	December 31, 2017	December 31, 2016
Net sales	$14,305	$13,947	$17,803
Cost of goods sold	8,456	8,729	10,933
Gross profit	$5,849	$5,218	$6,870
Other expenses	$5,977	$4,684	$5,070
Net income (loss) before income taxes	(128)	534	1,800
Income tax provision	20	1,185	701
Net income (loss)	$(148)	$(651)	$1,099

Note 13. Earnings Per Share
In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share. For the years ended December 31, 2018 and 2017, 3.3 million in convertible shares related to the 2022 Convertible Notes were considered anti-dilutive. For the year ended December 31, 2016, there were no potentially dilutive shares.
The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands, except share and per share data):
	For the year ended
Basic and diluted	December 31, 2018	December 31, 2017	December 31, 2016
Net increase (decrease) in net assets resulting from operations	$(16,026)	$(6,984)	$9,152
Weighted average common stock outstanding – basic and diluted	15,993,436	15,903,167	15,819,175
Net increase (decrease) in net assets per share resulting from operations – basic and diluted	$(1.00)	$(0.44)	$0.58

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 14. Distributions
The Company’s distributions are recorded as payable on the declaration date. Stockholders have the option to receive payment of the distribution in cash, shares of common stock, or a combination of cash and common stock.
The following tables summarize the Company’s distribution declarations during the years ended December 31, 2018, 2017 and 2016 (in thousands, except share and per share data):
Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 2, 2018	January 22, 2018	January 30, 2018	$0.0833	$1,275	7,280	$54
January 2, 2018	February 20, 2018	February 27, 2018	0.0833	1,275	8,076	54
January 2, 2018	March 23, 2018	March 29, 2018	0.0833	1,274	7,631	56
April 2, 2018	April 19, 2018	April 27, 2018	0.0833	1,278	7,006	53
April 2, 2018	May 22, 2018	May 30, 2018	0.0833	1,277	6,875	54
April 2, 2018	June 20, 2018	June 28, 2018	0.0833	1,280	6,591	52
July 2, 2018	July 23, 2018	July 30, 2018	0.0833	1,279	6,515	53
July 2, 2018	August 23, 2018	August 30, 2018	0.0833	1,277	6,699	56
July 2, 2018	September 20, 2018	September 27, 2018	0.0833	1,249	10,066	84
October 1, 2018	October 23, 2018	October 30, 2018	0.0833	1,249	10,918	85
October 1, 2018	November 21, 2018	November 29, 2018	0.0833	1,249	11,342	86
October 1, 2018	December 20, 2018	December 28, 2018	0.0833	1,255	11,317	82
Total Distributions Declared and Distributed for 2018			$1.00	$15,217	100,316	$769

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 3, 2017	January 20, 2017	January 30, 2017	$0.1300	$1,993	5,304	$70
January 3, 2017	February 20, 2017	February 27, 2017	0.1300	1,993	5,195	70
January 3, 2017	March 23, 2017	March 30, 2017	0.1300	1,998	4,948	67
April 3, 2017	April 19, 2017	April 27, 2017	0.1300	1,996	5,164	69
April 3, 2017	May 23, 2017	May 29, 2017	0.1300	1,990	5,880	76
April 3, 2017	June 21, 2017	June 29, 2017	0.1300	1,969	7,959	97
July 3, 2017	July 21, 2017	July 28, 2017	0.1300	1,995	5,889	73
July 3, 2017	August 23, 2017	August 30, 2017	0.1300	1,957	13,162	111
July 3, 2017	September 20, 2017	September 28, 2017	0.1300	1,989	9,085	80
October 2, 2017	October 23, 2017	October 30, 2017	0.0833	1,280	5,876	48
October 2, 2017	November 21, 2017	November 29, 2017	0.0833	1,278	6,856	49
October 2, 2017	December 20, 2017	December 28, 2017	0.0833	1,273	7,868	55
Total Distributions Declared and Distributed for 2017			$1.42	$21,711	83,186	$865

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 14. Distributions – (continued)

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 4, 2016	January 22, 2016	January 28, 2016	$0.1567	$2,392	8,135	$80
January 4, 2016	February 19, 2016	February 26, 2016	0.1567	2,405	7,076	70
January 4, 2016	March 22, 2016	March 30, 2016	0.1567	2,397	7,079	77
April 1, 2016	April 22, 2016	April 28, 2016	0.1567	2,392	6,625	85
April 1, 2016	May 23, 2016	May 30, 2016	0.1567	2,372	8,147	104
April 1, 2016	June 21, 2016	June 29, 2016	0.1567	2,369	8,229	108
July 1, 2016	July 22, 2016	July 29, 2016	0.1567	2,382	7,025	98
July 1, 2016	August 22, 2016	August 30, 2016	0.1567	2,391	6,256	90
July 1, 2016	September 22, 2016	September 29, 2016	0.1567	2,380	8,242	101
September 22, 2016	October 21, 2016	October 28, 2016	0.1300	1,977	6,619	82
September 22, 2016	November 21, 2016	November 29, 2016	0.1300	1,926	11,384	136
September 22, 2016	December 21, 2016	December 29, 2016	0.1300	1,989	5,883	72
Total Distributions Declared and Distributed for 2016			$1.80	$27,372	90,700	$1,103

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 15. Financial Highlights
The following is a schedule of financial highlights for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 (dollars in thousands, except share and per share data):
	For the year ended December 31,
	2018	2017	2016	2015	2014
Per share data:
Net asset value at beginning of year	$13.91	$15.79	$17.04	$18.56	$20.71
Net investment income(1)	1.00	0.98	1.84	1.67	1.54
Net realized gain (loss) on investments(1)	(2.18)	(1.52)	(1.44)	0.35	0.06
Net unrealized appreciation (depreciation) on investments(1)	(0.37)	0.44	0.35	(1.11)	(1.87)
Net unrealized appreciation (depreciation) on Written Call Option(1)	0.43	(0.26)	(0.17)	—	—
Tax benefit (provision)(1)	0.12	(0.08)	—	—	—
Distributions declared from net investment income	(1.00)	(1.42)	(1.80)	(1.88)	(1.88)
Distributions declared from net realized gains	—	—	—	(0.50)	—
Issuance of common stock	—	—	—	(0.15)	—
Accretive impact of stock repurchase	—	—	—	0.13	—
Other(7)	(0.03)	(0.02)	(0.03)	(0.03)	—
Net asset value at end of year	$11.88	$13.91	$15.79	$17.04	$18.56
Net assets at end of year	$190,644	$221,887	$250,582	$268,802	$240,837
Shares outstanding at end of year	16,051,547	15,951,231	15,868,045	15,777,345	12,974,420
Per share market value at end of year	$7.17	$7.28	$12.93	$12.08	$17.87
Total return based on market value(2)	12.14%	(35.68)%	24.07%	(20.43)%	(0.85)%
Ratio/Supplemental data:
Ratio of net investment income to average net assets	7.60%	6.54%	11.32%	9.55%	7.78%
Ratio of incentive fee, net of incentive fee waiver, to average net assets(6)	0.12%	0.15%	2.01%	1.88%	1.11%
Ratio of interest and financing expenses to average net assets	8.20%	7.94%	7.68%	7.17%	5.21%
Ratio of loss on extinguishment of debt to average net assets	—%	1.15%	—%	—%	—%
Ratio of tax (benefit) provision to average net assets	(0.91)%	0.54%	—%	—%	—%
Ratio of other operating expenses net of management fee waiver to average net assets(8)	6.52%	5.75%	5.61%	5.52%	5.20%
Ratio of total expenses including tax provision, net of fee waivers to average net assets(6)(8)	13.93%	15.53%	15.30%	14.57%	11.52%
Portfolio turnover rate(3)	22.69%	16.34%	21.33%	25.99%	18.62%
Average debt outstanding(4)	$302,420	$325,314	$356,758	$324,824	$255,268
Average debt outstanding per common share	$18.84	$20.39	$22.48	$20.59	$19.67
Asset coverage ratio per unit(5)	$2,391	$2,630	$2,592	$2,465	$1,788

(1)
Based on daily weighted average balance of shares outstanding during the period.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 15. Financial Highlights – (continued)

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

(5)
Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of December 31, 2018, 2017, 2016, and 2015 pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(6)
The ratio of waived incentive fees to average net assets was 0.00%, 0.40%, 0.65%, and 0.40% for the years ended December 31, 2018, 2017, 2016 and 2015, respectively. There were no waived incentive fees for the year ended December 31, 2014.

(7)
Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(8)
The ratio of waived management fees to average net assets was 0.09% for the year ended December 31, 2014. There were no waived management fees for the years ended December 31, 2018, 2017, 2016 and 2015.

Note 16. Selected Quarterly Financial Data (Unaudited)
	For the quarter ended
(Dollars in thousands, except per share data)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$11,308	$11,530	$11,882	$12,572
Net investment income	$3,501	$3,851	$4,231	$4,438
Net increase (decrease) in net assets resulting from operations	$(9,201)	$(11,916)	$4,948	$141
Net investment income per share(1)	$0.22	$0.24	$0.26	$0.28
Net increase (decrease) in net assets resulting from operations per share(1)	$(0.57)	$(0.74)	$0.31	$0.01
Net asset value per share at end of period	$11.88	$12.71	$13.71	$13.66

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 16. Selected Quarterly Financial Data (Unaudited) – (continued)

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

(1)
Calculated based on weighted average shares outstanding during the quarter.

Note 17. Subsequent Events
Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of December 31, 2018.
Distributions
On January 2, 2019, the Company’s Board declared normal monthly distributions for January, February, and March of 2019 as set forth below:
Date Declared	Record Date	Payment Date	Distributions per Share
January 2, 2019	January 24, 2019	January 30, 2019	$0.0833
January 2, 2019	February 20, 2019	February 27, 2019	$0.0833
January 2, 2019	March 21, 2019	March 28, 2019	$0.0833
Portfolio Activity
On January 4, 2019, the Company invested $9.2 million in first lien debt and $0.9 million in membership units of Reliant Account Management, LLC.
On February 1, 2019, the Company invested $3.8 million in second lien debt of AAE Acquisition, LLC.
On February 27, 2019, the Company sold its warrants in B&W Quality Growers, LLC for $5.9 million.
Borrowings
On February 22, 2019, the Company completed an amendment to its Credit Facility that reduced its minimum net asset value to $150.0 million and reduced the minimum required asset coverage ratio to 2:1 debt-to-equity.
On March 1, 2019, the Company prepaid $15.7 million in outstanding SBA debentures for Fund II and relinquished the related SBIC license.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2018.
The Company’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2018. This report appears on page F-2 of this Annual Report on Form 10-K.
(c) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financing reporting that occurred during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders with the Securities and Exchange Commission (the “SEC”), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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
10.7
Form of Senior Secured Revolving Credit Agreement dated October 17, 2014, among Capitala Finance Corp., as Borrower, the lenders party thereto, and ING Capital LLC, as Administrative Agent, Arranger and Bookrunner(5)

10.8
Form of Guarantee, Pledge and Security Agreement dated October 17, 2014, among Capitala Finance Corp., as Borrower, the subsidiary guarantors party thereto, ING Capital LLC, as Revolving Administrative Agent for the Revolving Lenders and as Collateral Agent, and each Financing Agent and Designated Indebtedness Holder party thereto(5)

10.9
Form of Incremental Assumption Agreement, dated January 6, 2015, relating to the Senior Secured Revolving Credit Agreement, dated as of October 17, 2014, among Capitala Finance Corp., as borrower, the lenders from time to time party thereto, and ING Capital LLC, as administrative agent, arranger and bookrunner(6)

10.10
Form of Incremental Assumption Agreement, dated August 19, 2015, relating to the Senior Secured Revolving Credit Agreement, dated as of October 17, 2014, among Capitala Finance Corp., as borrower, the lenders from time to time party thereto, and ING Capital LLC, as administrative agent, arranger and bookrunner(8)

10.11
Form of Amendment No. 2 to Senior Secured Revolving Credit Agreement dated June 16, 2017, among Capitala Finance Corp., as Borrower, the lenders party thereto, and ING Capital LLC, as administrative agent, arranger, and bookrunner(10)

10.12
Form of Amendment No. 1 to Guarantee, Pledge and Security Agreement dated June 16, 2017, among Capitala Finance Corp., as Borrower, the subsidiary guarantors party thereto, ING Capital LLC, as Revolving Administrative Agent for the Revolving Lenders and as Collateral Agent, and each Financing Agent and Designated Indebtedness Holder party thereto(10)

10.13
Form of Amendment No. 3, dated as of July 19, 2018, to the Senior Secured Revolving Credit Agreement, dated as of October 17, 2014, among Capitala Finance Corp., as borrower, the lenders from time to time party thereto, and ING Capital LLC, as administrative agent, arranger and bookrunner, and First National Bank of Pennsylvania, as documentation agent.(11)

Exhibit Number	Description of Document
10.14
Form of Amendment No. 4, dated as of February 22, 2019, to the Senior Secured Revolving Credit Agreement, dated as of October 17, 2014, among Capitala Finance Corp., as borrower, the lenders from time to time party thereto, and ING Capital LLC, as administrative agent, arranger and bookrunner, and First National Bank of Pennsylvania, as documentation agent.(12)

10.15	Second Amended and Restated Limited Liability Company Agreement of Capitala Senior Loan Fund II, LLC (filed herewith)
14.1	Code of Business Conduct(1)
14.2	Code of Ethics(13)
21.1	List of Subsidiaries (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

(10)
Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on June 21, 2017.

(11)
Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on July 20, 2018.

(12)
Previously filed in connection with Capitala Finance Corp’s report on Form 8-K filed on February 28, 2019.

(13)
Previously filed in connection with Capitala Finance Corp.’s Annual Report on Form 10-K filed on February 27, 2018.

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
Capitala Finance Corp.
Date: March 4, 2019	By /s/ Joseph B. Alala III Joseph B. Alala III Chief Executive Officer (Principal Executive Officer) Capitala Finance Corp.
Date: March 4, 2019	By /s/ Stephen A. Arnall Stephen A. Arnall Chief Financial Officer (Principal Financial Officer) Capitala Finance Corp.
Date: March 4, 2019	By /s/ Kevin A. Koonts Kevin A. Koonts Chief Accounting Officer (Principal Accounting Officer) Capitala Finance Corp.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Joseph B. Alala III Joseph B. Alala III	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 4, 2019
/s/ M. Hunt Broyhill M. Hunt Broyhill	Director	March 4, 2019
/s/ R. Charles Moyer R. Charles Moyer	Director	March 4, 2019
/s/ Larry W. Carroll Larry W. Carroll	Director	March 4, 2019
/s/ H. Paul Chapman H. Paul Chapman	Director	March 4, 2019