Form 10-Q
period 2019-03-31
Capitala Finance Corp.
filed 2019-05-06
CIK 1571329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Capitala Finance Corp.	Yes ☐	No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share 5.75% Convertible Notes due 2022 6.00% Notes due 2022	CPTA CPTAG CPTAL	NASDAQ Global Select Market NASDAQ Capital Market NASDAQ Global Select Market

The number of shares of Capitala Finance Corp.’s common stock, $0.01 par value, outstanding as of May 3, 2019 was 16,095,622.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Capitala Finance Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of
	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $271,596 and $280,114, respectively)	$284,364	$286,843
Affiliate investments (amortized cost of $82,413 and $72,300, respectively)	102,784	92,939
Control investments (amortized cost of $70,929 and $67,556, respectively)	68,242	69,145
Total investments at fair value (amortized cost of $424,938 and $419,970, respectively)	455,390	448,927
Cash and cash equivalents	28,470	39,295
Interest and dividend receivable	3,458	3,778
Prepaid expenses	376	454
Deferred tax asset, net	694	628
Other assets	90	83
Total assets	$488,478	$493,165

LIABILITIES
SBA debentures (net of deferred financing cost of $1,404 and $1,688, respectively)	$148,596	$164,012
2022 Notes (net of deferred financing cost of $1,855 and $1,987, respectively)	73,145	73,013
2022 Convertible Notes (net of deferred financing cost of $1,175 and $1,259, respectively)	50,913	50,829
Credit Facility (net of deferred financing cost of $949 and $983, respectively)	24,051	9,017
Management and incentive fees payable	3,488	2,487
Interest and financing fees payable	1,423	3,063
Accounts payable and accrued expenses	128	100
Total liabilities	$301,744	$302,521

Commitments and contingencies (Note 2)

NET ASSETS
Common stock, par value $.01, 100,000,000 common shares authorized, 16,084,143 and 16,051,547 common shares issued and outstanding, respectively	$161	$161
Additional paid in capital	242,012	241,757
Total distributable loss	(55,439)	(51,274)
Total net assets	$186,734	$190,644
Total liabilities and net assets	$488,478	$493,165

Net asset value per share	$11.61	$11.88

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
INVESTMENT INCOME
Interest and fee income:
Non-control/non-affiliate investments	$7,285	$7,356
Affiliate investments	2,399	1,941
Control investments	724	1,849
Total interest and fee income	10,408	11,146
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	442	705
Affiliate investments	149	486
Control investments	328	166
Total payment-in-kind interest and dividend income	919	1,357
Dividend income:
Non-control/non-affiliate investments	1,281	-
Affiliate investments	-	29
Control investments	25	25
Total dividend income	1,306	54
Interest income from cash and cash equivalents	51	15
Total investment income	12,684	12,572

EXPENSES
Interest and financing expenses	4,413	4,364
Base management fee	2,118	2,303
Incentive fees	1,034	244
General and administrative expenses	984	1,223
Total expenses	8,549	8,134

NET INVESTMENT INCOME	4,135	4,438

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on investments:
Non-control/non-affiliate investments	(3,909)	(4,579)
Affiliate investments	(111)	724
Control investments	(1,827)	-
Net realized loss on investments	(5,847)	(3,855)
Net unrealized appreciation (depreciation) on investments:
Non-control/non-affiliate investments	6,039	2,134
Affiliate investments	(268)	(776)
Control investments	(4,276)	(1,750)
Net unrealized appreciation (depreciation) on investments	1,495	(392)
Net realized and unrealized loss on investments	(4,352)	(4,247)
Tax benefit (provision)	66	(50)
Total net realized and unrealized loss on investments, net of taxes	(4,286)	(4,297)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(151)	$141

NET INCREASE (DECREASE) IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC AND DILUTED	$(0.01)	$0.01

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – BASIC AND DILUTED	16,062,906	15,959,215

DISTRIBUTIONS PAID PER SHARE	$0.25	$0.25

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except share data)

(unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid in Capital	Total Distributable Earnings (Loss)	Total
BALANCE, December 31, 2017	15,951,231	$160	$241,027	$(19,300)	$221,887
Net investment income	-	-	-	4,438	4,438
Net realized loss on investments	-	-	-	(3,855)	(3,855)
Net unrealized depreciation on investments	-	-	-	(392)	(392)
Tax provision	-	-	-	(50)	(50)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	22,987	-	164	-	164
Distributions declared	-	-	-	(3,988)	(3,988)
BALANCE, March 31, 2018	15,974,218	$160	$241,191	$(23,147)	$218,204

BALANCE, December 31, 2018	16,051,547	$161	$241,757	$(51,274)	$190,644
Net investment income	-	-	-	4,135	4,135
Net realized loss on investments	-	-	-	(5,847)	(5,847)
Net unrealized appreciation on investments	-	-	-	1,495	1,495
Tax benefit	-	-	-	66	66
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	32,596	-	255	-	255
Distributions declared	-	-	-	(4,014)	(4,014)
BALANCE, March 31, 2019	16,084,143	$161	$242,012	$(55,439)	$186,734

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(151)	$141
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(21,128)	(27,800)
Repayments and sales of investments	11,492	21,400
Net realized loss on investments	5,847	3,855
Net unrealized (appreciation) depreciation on investments	(1,495)	392
Payment-in-kind interest and dividends	(919)	(1,357)
Accretion of original issue discount on investments	(260)	(273)
Amortization of deferred financing fees	616	465
Tax provision (benefit)	(66)	50
Changes in assets and liabilities:
Interest and dividend receivable	320	(114)
Due from related parties	-	95
Prepaid expenses	78	34
Other assets	(7)	(2)
Management and incentive fees payable	1,001	274
Interest and financing fees payable	(1,640)	(1,662)
Accounts payable and accrued expenses	28	-
Trade settlement payable	-	(175)
NET CASH USED IN OPERATING ACTIVITIES	(6,284)	(4,677)

CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns on SBA debentures	(15,700)	-
Proceeds from Credit Facility	15,000	16,000
Payments to Credit Facility	-	(13,000)
Distributions paid to shareholders	(3,759)	(3,824)
Deferred financing fees paid	(82)	-
NET CASH USED IN FINANCING ACTIVITIES	(4,541)	(824)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,825)	(5,501)
CASH AND CASH EQUIVALENTS, beginning of period	39,295	31,221
CASH AND CASH EQUIVALENTS, end of period	$28,470	$25,720

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$5,059	$5,196

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Distributions paid through dividend reinvestment plan share issuances	$255	$164

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

March 31, 2019

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Non-control/non-affiliated investments - 152.3%

Non-control/non-affiliated investments - United States

3 Bridge Solutions, LLC	IT Consulting	First Lien Debt (11.5% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 12/4/22)	$13,954	$13,954	$13,954	7.5%

3 Bridge Solutions, LLC	IT Consulting	Preferred Units (965 units, 8.0% PIK) (6)		1,070	1,070	0.5%

3 Bridge Solutions, LLC	IT Consulting	Membership Units (39,000 units)		10	160	0.1%

				15,034	15,184	8.1%

Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (9.5% Cash (1 month LIBOR + 7.0%, 1.0% Floor), Due 12/18/22)	118	118	118	0.1%

Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (12.5% Cash, Due 12/18/22) (7)	13,000	13,000	10,589	5.6%

Alternative Biomedical Solutions, LLC	Healthcare	Membership Units (20,092 units)		800	-	0.0%

				13,918	10,707	5.7%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (10.5% Cash, 2.0% PIK, Due 6/11/20) (8)	9,340	8,918	6,520	3.5%

				8,918	6,520	3.5%

AmeriMark Direct, LLC	Consumer Products	First Lien Debt (12.8% Cash, Due 9/8/21)	18,050	17,808	17,994	9.6%

				17,808	17,994	9.6%

BigMouth, Inc.	Consumer Products	First Lien Debt (14.5% Cash, Due 11/14/21) (7)	8,920	8,920	8,920	4.8%

BigMouth, Inc.	Consumer Products	Series A Preferred Stock (350,000 shares)		411	218	0.1%

				9,331	9,138	4.9%

Bluestem Brands, Inc.	Online Merchandise Retailer	First Lien Debt (10.0% Cash (1 month LIBOR + 7.5%, 1.0% Floor), Due 11/7/20)	3,717	3,710	3,467	1.9%

				3,710	3,467	1.9%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	2,287	1.2%

				5	2,287	1.2%

California Pizza Kitchen, Inc.	Restaurant	Second Lien Debt (12.5% Cash (1 month LIBOR + 10.0%, 1.0% Floor), Due 8/23/23)	5,000	4,908	4,800	2.6%

				4,908	4,800	2.6%

Chicken Soup for the Soul, LLC	Multi-platform Media and Consumer Products	First Lien Debt (11.0% Cash (1 month LIBOR + 8.5%, 1.5% Floor), Due 12/13/20)	13,000	13,000	13,000	7.0%

				13,000	13,000	7.0%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

March 31, 2019

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

CIS Secure Computing, Inc.	Government Services	First Lien Debt (11.0% Cash (1 month LIBOR + 8.5%, 1.0% Floor), 1.0% PIK, Due 9/14/22)	$10,454	$10,454	$10,454	5.6%

CIS Secure Computing, Inc.	Government Services	Common Stock (46,163 shares)		1,000	1,643	0.9%

				11,454	12,097	6.5%

Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9.0% Cash, 2.0% PIK, Due 11/29/21)	19,036	19,036	18,805	10.1%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	818	0.4%

				20,611	19,623	10.5%

Currency Capital, LLC	Financial Services	First Lien Debt (14.5% Cash (1 month LIBOR + 12.0%, 0.5% Floor), 2.0% PIK, Due 1/2/20) (9)	16,659	16,659	16,659	8.9%

Currency Capital, LLC	Financial Services	Class A Preferred Units (2,000,000 units) (9)		2,000	2,000	1.1%

				18,659	18,659	10.0%

Flavors Holdings, Inc.	Food Product Manufacturer	First Lien Debt (8.4% Cash (3 month LIBOR + 5.8%, 1.0% Floor), Due 4/3/20)	6,200	6,153	6,015	3.2%

Flavors Holdings, Inc.	Food Product Manufacturer	Second Lien Debt (12.6% Cash (3 month LIBOR + 10.0%, 1.0% Floor), Due 10/3/21)	12,000	11,826	11,313	6.1%

				17,979	17,328	9.3%

Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (9.2% Cash, Due 12/20/23) (7)(10)	5,985	5,985	5,985	3.2%

Freedom Electronics, LLC	Electronic Machine Repair	Membership Units (181,818 units)		182	175	0.1%

				6,167	6,160	3.3%

Installs, LLC	Logistics	First Lien Debt (9.5% Cash (1 month LIBOR + 7.0%, 1.8% Floor), Due 6/20/23)	2,984	2,984	2,984	1.6%

				2,984	2,984	1.6%

MC Sign Lessor Corp.	Advertising & Marketing Services	First Lien Debt (9.5% Cash (1 month LIBOR + 7.0%, 1.0% Floor), Due 12/22/22) (11)	-	-	-	0.0%

MC Sign Lessor Corp.	Advertising & Marketing Services	First Lien Debt (9.5% Cash (1 month LIBOR + 7.0%, 1.0% Floor), Due 12/22/22)	4,179	4,179	4,179	2.2%

				4,179	4,179	2.2%

Nth Degree, Inc.	Business Services	First Lien Debt (14.0% Cash (1 month LIBOR + 11.5%, 1.0% Floor), 2.0% PIK, Due 3/29/23) (12)	7,236	7,236	7,236	3.9%

Nth Degree, Inc.	Business Services	Preferred Stock (2,400 Units, 10.0% PIK dividend) (6)		3,324	18,468	9.9%

				10,560	25,704	13.8%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

March 31, 2019

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Seitel, Inc.	Data Services	First Lien Debt (10.9% Cash (3 month LIBOR + 8.3%, 1.0% Floor), Due 3/15/23)	$5,000	$5,000	$5,000	2.7%

				5,000	5,000	2.7%

Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (13.0% Cash (1 month LIBOR + 10.5%, 1.8% Floor), Due 8/21/23)	13,485	13,485	13,424	7.2%

				13,485	13,424	7.2%

Sunset Digital Holdings, LLC	Telecommunications	First Lien Debt (9.7% Cash (1 month LIBOR + 7.3%, 1.5% Floor), Due 8/2/19)	18,000	18,000	18,000	9.6%

				18,000	18,000	9.6%

Sur La Table, Inc.	Retail	First Lien Debt (12.0% Cash, Due 7/28/20)	15,000	15,000	14,853	8.0%

				15,000	14,853	8.0%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	758	0.4%

				758	758	0.4%

U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (9.9% Cash, Due 12/14/23) (7)(13)	6,983	6,983	6,983	3.7%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class A Preferred Units (500 Units, 10.0% PIK) (6)		514	509	0.3%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class C Units (500 Units)		1	-	0.0%

				7,498	7,492	4.0%

U.S. Well Services, Inc.	Oil & Gas Services	Class A Common Stock (77,073 shares) (9)(14)		771	615	0.3%

U.S. Well Services, Inc.	Oil & Gas Services	Class B Common Stock (1,125,426 shares) (9)(14)		6,701	8,981	4.8%

				7,472	9,596	5.1%

Vology, Inc.	Information Technology	Subordinated Debt (15.0% Cash (1 month LIBOR + 14.0%, 1.0% Ceiling), 4.0% PIK, Due 6/30/20)	8,808	8,808	8,730	4.7%

				8,808	8,730	4.7%

Xirgo Technologies, LLC	Information Technology	Subordinated Debt (11.5% Cash, Due 3/1/22)	15,750	15,750	15,750	8.4%

Xirgo Technologies, LLC	Information Technology	Membership Units (600,000 units)		600	930	0.5%

				16,350	16,680	8.9%

Sub Total Non-control/non-affiliated investments - United States				271,596	284,364	152.3%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

March 31, 2019

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Affiliate Investments - 55.0%

Affiliate investments - United States

Burgaflex Holdings, LLC	Automobile Part Manufacturer	First Lien Debt (12.0% Cash, 1.0% PIK, Due 3/23/21)	$14,838	$14,838	$14,467	7.7%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class A (1,253,198 shares)		1,504	-	0.0%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class B (900,000 shares)		300	-	0.0%

				16,642	14,467	7.7%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.4% fully diluted) (15)		-	3,184	1.7%

				-	3,184	1.7%

Eastport Holdings, LLC	Business Services	Subordinated Debt (15.6% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/29/20)	16,500	15,683	16,500	8.8%

Eastport Holdings, LLC	Business Services	Membership Units (22.9% ownership)		3,263	16,393	8.8%

				18,946	32,893	17.6%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend) (6)		3,250	3,549	1.9%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,291	0.7%

				3,252	4,840	2.6%

J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13.0% Cash, Due 6/16/19) (12)	6,406	6,406	6,338	3.4%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	-	0.0%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (6,369 shares)		-	-	0.0%

				7,224	6,338	3.4%

LJS Partners, LLC	QSR Franchisor	Common Stock (1,852,824 shares)		1,268	2,442	1.3%

				1,268	2,442	1.3%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

March 31, 2019

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12.0% Cash, Due 1/31/20) (12)	$2,600	$2,600	$2,600	1.4%

MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6.0% Cash, Due 1/31/20) (12)	400	388	400	0.2%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6.0% PIK Dividend) (6)		1,498	1,636	0.9%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	191	0.1%

				4,486	4,827	2.6%

RAM Payment, LLC	Financial Services	First Lien Debt (11.2% Cash, Due 1/4/24) (7)(16)	9,150	9,150	9,150	4.9%

RAM Payment, LLC	Financial Services	Preferred Units (86,000 units, 8.0% PIK) (6)		876	876	0.5%

				10,026	10,026	5.4%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)		6,958	6,629	3.5%

				6,958	6,629	3.5%

US Bath Group, LLC	Building Products	First Lien Debt (11.5% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 1/2/23)	12,438	12,438	12,438	6.7%

US Bath Group, LLC	Building Products	Membership Units (500,000 units)		500	3,958	2.1%

				12,938	16,396	8.8%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Subordinated Debt (17)	-	673	742	0.4%

				673	742	0.4%

Sub Total Affiliate investments - United States				$82,413	$102,784	55.0%

Control Investments - 36.6%

Control investments - United States

AAE Acquisition, LLC	Industrial Equipment Rental	Second Lien Debt (6.0% PIK, Due 8/24/19) (12)	$20,411	$20,411	$17,260	9.2%

AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (2.2% fully diluted)		17	-	0.0%

AAE Acquisition, LLC	Industrial Equipment Rental	Warrants (37.8% fully diluted)		-	-	0.0%

				20,428	17,260	9.2%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

March 31, 2019

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (8.0% Cash, Due 6/30/21) (12)(18)	$-	$-	$-	0.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (8.0% Cash, Due 6/30/21) (12)	3,689	3,689	3,689	2.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Preferred Units - Series A1 (7,200,000 units)		5,373	5,373	2.9%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Preferred Units - Series A (4,000,000 units)		2,354	-	0.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (14.9% fully diluted)		1,394	-	0.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (40.0% fully diluted )		-	-	0.0%

				12,810	9,062	4.9%

Capitala Senior Loan Fund II, LLC	Investment Funds	Membership Units (80.0% ownership) (9)(19)		13,600	13,930	7.5%

				13,600	13,930	7.5%

Micro Precision, LLC	Conglomerate	Subordinated Debt (10.0% Cash, Due 1/1/19) (12)	1,862	1,862	1,862	1.0%

Micro Precision, LLC	Conglomerate	Subordinated Debt (14.0% Cash, 4.0% PIK, Due 1/1/19) (12)	4,369	4,369	4,369	2.4%

Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	2,857	1.5%

				7,860	9,088	4.9%

Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (15.0% Cash, Due 10/30/20) (12)	7,500	7,500	7,500	4.0%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend) (6)		1,000	1,000	0.5%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	3,533	1.9%

				8,501	12,033	6.4%

Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt (9.0% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 2.0% Ceiling), Due 12/31/22) (20)	780	780	780	0.4%

Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt (9.5% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 5.0% Ceiling), Due 12/31/22)	4,500	4,500	4,500	2.4%

Portrait Studio, LLC	Professional and Personal Digital Imaging	Preferred Units (4,350,000 Units)		2,450	1,589	0.9%

Portrait Studio, LLC	Professional and Personal Digital Imaging	Membership Units (150,000 Units)		-	-	0.0%

				7,730	6,869	3.7%

Sub Total Control investments - United States				$70,929	$68,242	36.6%

TOTAL INVESTMENTS - 243.9%				$424,938	$455,390	243.9%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

March 31, 2019

(unaudited)

(1) All investments valued using unobservable inputs (Level 3), unless otherwise noted.

(2) All investments valued by the Board of Directors.

(3) All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.

(4) Percentages are based on net assets of $186,734 as of March 31, 2019.

(5) Capitala Finance Corp. generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Security Act.

(6) The equity investment is income producing, based on rate disclosed.

(7) The cash rate equals the approximate current yield on our last-out portion of the unitranche facility.

(8) Non-accrual investment.

(9) Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2019, 8.6% of the Company's total assets were non-qualifying assets.

(10) The investment has a $1.0 million unfunded commitment.

(11) The investment has a $0.5 million unfunded commitment.

(12) The maturity date of the original investment has been extended.

(13) The investment has a $1.0 million unfunded commitment.

(14) Investment is valued using observable inputs (Level 1). The stock of the company is traded on the NASDAQ Capital Market under the ticker "USWS."

(15) The investment has been exited. The residual value reflects estimated earnout to be settled post-closing.

(16) The investment has a $0.3 million unfunded commitment.

(17) The investment has been exited. The residual value reflects estimated escrow and earnout to be settled post-closing.

(18) The investment has a $1.0 million unfunded commitment.

(19) The investment has a $6.4 million unfunded commitment.

(20) The investment has a $4.2 million unfunded commitment.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2018

Portfolio Company, Country (1), (2), (3), (4), (19)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Non-control/non-affiliated investments - 150.4%

Non-control/non-affiliated investments - United States

3 Bridge Solutions, LLC	IT Consulting	First Lien Debt (11.3% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 12/4/22)	$13,954	$13,954	$13,954	7.3%

3 Bridge Solutions, LLC	IT Consulting	Preferred Units (965 units, 8.0% PIK) (5)		1,049	1,049	0.6%

3 Bridge Solutions, LLC	IT Consulting	Membership Units (39,000 units)		10	230	0.1%

				15,013	15,233	8.0%

Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (9.5% Cash (1 month LIBOR + 7.0%, 1.0% Floor), Due 12/18/22)	118	118	118	0.1%

Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (12.4% Cash, Due 12/18/22) (6)	13,000	13,000	10,370	5.4%

Alternative Biomedical Solutions, LLC	Healthcare	Membership Units (20,092 units)		800	-	0.0%

				13,918	10,488	5.5%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (10.5% Cash, 2.0% PIK, Due 6/11/20) (7)	9,293	8,918	6,484	3.4%

				8,918	6,484	3.4%

AmeriMark Direct, LLC	Consumer Products	First Lien Debt (12.8% Cash, Due 9/8/21)	18,300	18,029	18,300	9.6%

				18,029	18,300	9.6%

B&W Quality Growers, LLC	Farming	Membership Unit Warrants (91,739 Units)		-	5,880	3.1%

				-	5,880	3.1%

BigMouth, Inc.	Consumer Products	First Lien Debt (14.3% Cash, Due 11/14/21) (6)	9,094	9,094	9,094	4.8%

BigMouth, Inc.	Consumer Products	Series A Preferred Stock (350,000 shares, 8.0% PIK) (5)		411	352	0.2%

				9,505	9,446	5.0%

Bluestem Brands, Inc.	Online Merchandise Retailer	First Lien Debt (10.0% Cash (1 month LIBOR + 7.5%, 1.0% Floor), Due 11/7/20)	3,779	3,762	3,499	1.8%

				3,762	3,499	1.8%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	1,722	0.9%

				5	1,722	0.9%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2018

Portfolio Company, Country (1), (2), (3), (4), (19)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

California Pizza Kitchen, Inc.	Restaurant	Second Lien Debt (12.5% Cash (1 month LIBOR + 10.0%, 1.0% Floor), Due 8/23/23)	$5,000	$4,903	$4,903	2.6%

				4,903	4,903	2.6%

Cedar Ultimate Parent, LLC	Consumer Electronics	Series C Preferred Stock (4,759,250 units)		958	-	0.0%

Cedar Ultimate Parent, LLC	Consumer Electronics	Series D Preferred Stock (16,562,190 units)		-	-	0.0%

Cedar Ultimate Parent, LLC	Consumer Electronics	Series E Common Units (190,370 units)		-	-	0.0%

				958	-	0.0%

Chicken Soup for the Soul, LLC	Multi-platform Media and Consumer Products	First Lien Debt (10.9% Cash (1 month LIBOR + 8.5%, 1.5% Floor), Due 12/13/20)	13,000	13,000	13,000	6.8%

				13,000	13,000	6.8%

CIS Secure Computing, Inc.	Government Services	First Lien Debt (10.8% Cash (1 month LIBOR + 8.5%, 1.0% Floor), 1.0% PIK, Due 9/14/22)	10,428	10,428	10,428	5.5%

CIS Secure Computing, Inc.	Government Services	Common Stock (46,163 shares)		1,000	1,681	0.9%

				11,428	12,109	6.4%

Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9.0% Cash, 2.0% PIK, Due 11/29/21)	18,940	18,940	18,679	9.8%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	817	0.4%

				20,515	19,496	10.2%

Currency Capital, LLC	Financial Services	First Lien Debt (13.4% Cash (1 month LIBOR + 11.0%, 0.5% Floor), Due 1/2/20) (8)	16,788	16,788	16,788	8.8%

Currency Capital, LLC	Financial Services	Class A Preferred Units (2,000,000 units) (8)		2,000	2,000	1.0%

				18,788	18,788	9.8%

Flavors Holdings, Inc.	Food Product Manufacturer	First Lien Debt (8.6% Cash (3 month LIBOR + 5.8%, 1.0% Floor), Due 4/3/20)	6,300	6,241	6,070	3.2%

Flavors Holdings, Inc.	Food Product Manufacturer	Second Lien Debt (12.8% Cash (3 month LIBOR + 10.0%, 1.0% Floor), Due 10/3/21)	12,000	11,809	11,265	5.9%

				18,050	17,335	9.1%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2018

Portfolio Company, Country (1), (2), (3), (4), (19)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (8.7% Cash (1 month LIBOR + 6.25%, 2.0% Floor), Due 12/20/23) (9)	$250	$250	$250	0.1%

Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (9.1% Cash, Due 12/20/23) (6)	6,000	6,000	6,000	3.1%

Freedom Electronics, LLC	Electronic Machine Repair	Membership Units (181,818 units)		182	182	0.1%

				6,432	6,432	3.3%

Installs, LLC	Logistics	First Lien Debt (9.3% Cash (1 month LIBOR + 7.0%, 1.8% Floor), Due 6/20/23)	2,984	2,984	2,984	1.6%

				2,984	2,984	1.6%

MC Sign Lessor Corp.	Advertising & Marketing Services	First Lien Debt (9.3% Cash (1 month LIBOR + 7.0%, 1.0% Floor), Due 12/22/22) (10)	-	-	-	0.0%

MC Sign Lessor Corp.	Advertising & Marketing Services	First Lien Debt (9.3% Cash (1 month LIBOR + 7.0%, 1.0% Floor), Due 12/22/22) (11)	3,905	3,905	3,905	2.0%

				3,905	3,905	2.0%

Nth Degree, Inc.	Business Services	First Lien Debt (13.9% Cash (1 month LIBOR + 11.5%, 1.0% Floor), 2.0% PIK, Due 3/29/23) (12)	7,346	7,346	7,346	3.9%

Nth Degree, Inc.	Business Services	Preferred Stock (2,400 Units, 10.0% PIK dividend) (5)		3,244	16,490	8.6%

				10,590	23,836	12.5%

Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (10.8% Cash (1 month LIBOR + 8.5%, 1.8% Floor), Due 8/21/23)	13,792	13,792	13,792	7.2%

				13,792	13,792	7.2%

Sunset Digital Holdings, LLC	Telecommunications	First Lien Debt (9.6% Cash (1 month LIBOR + 7.3%, 1.5% Floor), Due 8/2/19)	18,000	18,000	18,000	9.4%

				18,000	18,000	9.4%

Sur La Table, Inc.	Retail	First Lien Debt (12.0% Cash, Due 7/28/20)	15,000	15,000	14,979	7.9%

				15,000	14,979	7.9%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	758	0.4%

				758	758	0.4%

U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (10.1% Cash, Due 12/14/23) (6)(13)	7,000	7,000	7,000	3.7%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class A Preferred Units (500 Units, 10.0% PIK) (5)		502	502	0.3%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class C Units (500 Units)		1	1	0.0%

				7,503	7,503	4.0%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2018

Portfolio Company, Country (1), (2), (3), (4), (19)	Industry	Type of Investment	Principal Amount		Cost	Fair Value	% of Net Assets

U.S. Well Services, Inc.	Oil & Gas Services	Class A Common Stock (77,073 shares) (8)	$		$771	$632	0.3%

U.S. Well Services, Inc.	Oil & Gas Services	Class B Common Stock (1,125,426 shares) (8)			6,701	9,229	4.9%

					7,472	9,861	5.2%

Vology, Inc.	Information Technology	Subordinated Debt (15.0% Cash (1 month LIBOR + 14.0%, 1.0% Ceiling), 4.0% PIK Due 6/30/20)		8,720	8,720	8,645	4.5%

					8,720	8,645	4.5%

Xirgo Technologies, LLC	Information Technology	Subordinated Debt (11.5% Cash, Due 3/1/22)		15,750	15,750	15,750	8.3%

Xirgo Technologies, LLC	Information Technology	Membership Units (600,000 units)			600	837	0.4%

					16,350	16,587	8.7%

Sub Total Non-control/non-affiliated investments - United States					268,298	283,965	148.9%

Non-control/non-affiliated investments - Brazil

Velum Global Credit Management, LLC	Financial Services	First Lien Debt (15.0% PIK, Due 12/31/17) (7) (8) (12)		14,277	11,816	2,878	1.5%

					11,816	2,878	1.5%

Sub Total Non-control/non-affiliated investments - Brazil					11,816	2,878	1.5%

Sub Total Non-control/non-affiliated investments					$280,114	$286,843	150.4%

Affiliate Investments - 48.8%

Affiliate investments - United States

Burgaflex Holdings, LLC	Automobile Part Manufacturer	First Lien Debt (12.0% Cash, 1.0% PIK, Due 3/23/21)		$14,801	$14,801	$14,384	7.5%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class A (1,253,198 shares)			1,504	-	0.0%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class B (900,000 shares)			300	-	0.0%

					16,605	14,384	7.5%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2018

Portfolio Company, Country (1), (2), (3), (4), (19)	Industry	Type of Investment	Principal Amount		Cost	Fair Value	% of Net Assets

City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.4% fully diluted) (14)	$		$-	$3,184	1.7%

					-	3,184	1.7%

Eastport Holdings, LLC	Business Services	Subordinated Debt (15.8% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/29/20)		16,500	15,496	16,500	8.7%

Eastport Holdings, LLC	Business Services	Membership Units (22.9% ownership)			3,263	17,610	9.2%

					18,759	34,110	17.9%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend) (5)			3,179	3,482	1.8%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)			2	1,325	0.7%

					3,181	4,807	2.5%

J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13.0% Cash, Due 6/16/19) (12)		6,406	6,406	6,210	3.3%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)			818	-	0.0%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (6,369 shares)			-	-	0.0%

					7,224	6,210	3.3%

LJS Partners, LLC	QSR Franchisor	Common Stock (1,587,848 shares)			1,188	3,018	1.6%

					1,188	3,018	1.6%

MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12.0% Cash, Due 1/31/20) (12)		2,600	2,600	2,600	1.4%

MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6.0% Cash, Due 1/31/20) (12)		400	388	400	0.2%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6.0% PIK Dividend) (5)			1,474	1,612	0.8%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)			-	185	0.1%

					4,462	4,797	2.5%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)			6,958	6,854	3.6%

					6,958	6,854	3.6%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2018

Portfolio Company, Country (1), (2), (3), (4), (19)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

US Bath Group, LLC	Building Products	First Lien Debt (11.4% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 1/2/23)	$12,750	$12,750	$12,750	6.7%

US Bath Group, LLC	Building Products	Membership Units (500,000 units)		500	2,083	1.1%

				13,250	14,833	7.8%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Subordinated Debt (15)	-	673	742	0.4%

				673	742	0.4%

Sub Total Affiliate investments - United States				$72,300	$92,939	48.8%

Control Investments - 36.3%

Control investments - United States

AAE Acquisition, LLC	Industrial Equipment Rental	Second Lien Debt (6.0% Cash, Due 8/24/19) (12)	$16,327	$16,327	$16,327	8.6%

AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (2.2% fully diluted)		17	-	0.0%

AAE Acquisition, LLC	Industrial Equipment Rental	Warrants (37.8% fully diluted)		-	-	0.0%

				16,344	16,327	8.6%

CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (10.0% Cash, Due 5/24/19) (16)	1,708	1,708	1,708	0.9%

CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (12.0% Cash, 4.0% PIK, Due 6/30/19) (12)	8,889	8,889	8,889	4.6%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Preferred Units (4,000,000 units)		2,354	-	0.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (21.3% fully diluted)		1,394	-	0.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (10.0% fully diluted )		-	-	0.0%

				14,345	10,597	5.5%

Capitala Senior Loan Fund II, LLC	Investment Funds	Membership Units (80.0% ownership) (8)(17)		13,600	13,695	7.2%

				13,600	13,695	7.2%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2018

Portfolio Company, Country (1), (2), (3), (4), (19)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Micro Precision, LLC	Conglomerate	Subordinated Debt (10.0% Cash, Due 1/1/19) (12)	$1,862	$1,862	$1,862	1.0%

Micro Precision, LLC	Conglomerate	Subordinated Debt (14.0% Cash, 4.0% PIK, Due 1/1/19) (12)	4,325	4,325	4,325	2.3%

Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	2,817	1.5%

				7,816	9,004	4.8%

Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (15.0% Cash, Due 10/30/20) (12)	7,500	7,500	7,500	3.9%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend) (5)		1,000	1,000	0.5%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	4,348	2.3%

				8,501	12,848	6.7%

Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt (9.0% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 2.0% Ceiling), Due 12/31/22) (18)	-	-	-	0.0%

Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt (9.4% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 5.0% Ceiling), Due 12/31/22)	4,500	4,500	4,500	2.4%

Portrait Studio, LLC	Professional and Personal Digital Imaging	Preferred Units (4,350,000 Units)		2,450	2,174	1.1%

Portrait Studio, LLC	Professional and Personal Digital Imaging	Membership Units (150,000 Units)		-	-	0.0%

				6,950	6,674	3.5%

Sub Total Control investments - United States				$67,556	$69,145	36.3%

TOTAL INVESTMENTS - 235.5%				$419,970	$448,927	235.5%

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

(7)  Non-accrual investment.

(8)  Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2018, 9.2% of the Company's total assets were non-qualifying assets.

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

(19) Capitala Finance Corp. generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.

See accompanying notes to consolidated financial statements.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through our subsidiary that is licensed by the U.S. Small Business Administration (“SBA”) under the Small Business Investment Company (“SBIC”) Act, the Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, second lien loans, subordinated loans, and, to a lesser extent, equity securities issued by lower middle-market companies and traditional middle-market companies.

The Company was formed for the purpose of: (i) acquiring, through a series of transactions, an investment portfolio from the following entities: CapitalSouth Partners Fund I Limited Partnership (“Fund I”); CapitalSouth Partners Fund II Limited Partnership (“Fund II”); CapitalSouth Partners Fund III, L.P. (“Fund III Parent”); CapitalSouth Partners SBIC Fund III, L.P. (“Fund III”); and CapitalSouth Partners Florida Sidecar Fund I, L.P. (“Florida Sidecar” and, collectively with Fund I, Fund II, Fund III, and Fund III Parent, the “Legacy Funds”); (ii) raising capital in the IPO and (iii) continuing and expanding the business of the Legacy Funds by making additional debt and equity investments in lower middle-market and traditional middle-market companies.

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III, and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III, and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their SBIC licenses, continued to hold their existing investments at the time of the IPO and have continued to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share, resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding SBA debentures and relinquished its SBIC license.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company is considered an investment company as defined in Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC 946”). The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying our annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, including Fund II, Fund III, and the Taxable Subsidiaries.

The Company’s financial statements as of March 31, 2019 and December 31, 2018 and for the periods ended March 31, 2019 and March 31, 2018 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 4, 2019.

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

Consolidation

As provided under ASC 946, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned investment company subsidiaries (Fund II, Fund III, and the Taxable Subsidiaries) in its consolidated financial statements. The Company does not consolidate its interest in Capitala Senior Loan Fund II, LLC (“CSLF II”) because the investment is not considered a substantially wholly owned investment company subsidiary. Further, CSLF II is a joint venture for which shared power exists relating to the decisions that most significantly impact the economic performance of the entity. See Note 4 to the consolidated financial statements for a description of the Company’s investment in CSLF II.

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

Investment Classification

In accordance with the provisions of the 1940 Act, the Company classifies its investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those investments that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25% of the voting securities of such company and/or has greater than 50% representation on its board or has the power to exercise control over management or policies of such portfolio company. The Company is deemed to be an affiliate of a company in which the Company has invested if it owns between 5% and 25% of the voting securities of such company.

Valuation of Investments

The Company applies fair value accounting to all of its financial instruments in accordance with the 1940 Act and ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy, as discussed in Note 4.

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

Enterprise Value Waterfall Approach

The enterprise value waterfall approach determines an enterprise value based on earnings before interest, tax, depreciation, and amortization (“EBITDA”) multiples of publicly traded companies that are considered similar to the subject portfolio company. The Company considers a variety of items in determining a reasonable pricing multiple, including, but not limited to, operating results, budgeted projections, growth, size, risk, profitability, leverage, management depth, diversification, market position, supplier or customer dependence, asset utilization, liquidity metrics, and access to capital markets. EBITDA of the portfolio company is adjusted for non-recurring items in order to reflect a normalized level of earnings that is representative of future earnings. In certain instances, the Company may also utilize revenue multiples to determine enterprise value. When available, the Company may assign a pricing multiple or value its investments based on the value of recent investment transactions in the subject portfolio company or offers to purchase the portfolio company. The enterprise value is adjusted for financial instruments with seniority to the Company’s ownership and for the effect of any instrument which may dilute the Company’s investment in the portfolio company. The adjusted enterprise value is then apportioned based on the seniority and privileges of the Company’s investments within the portfolio company.

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

Guarantees

The Company follows the guidance of ASC Topic 460 — Guarantees (“ASC 460”). ASC 460 elaborates on the disclosure requirements of a guarantor in its interim and annual consolidated financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by ASC 460, the fair value of the obligation undertaken in issuing certain guarantees.

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

Commitments and Contingencies

As of March 31, 2019, the Company had outstanding unfunded commitments related to debt and equity investments in existing portfolio companies of $6.4 million (CSLF II), $4.2 million (Portrait Studio, LLC), $1.0 million (U.S. BioTek Laboratories, LLC), $1.0 million (Freedom Electronics, LLC), $1.0 million (CableOrganizer Acquisition, LLC), $0.5 million (MC Sign Lessor, Corp), and $0.3 million (RAM Payment, LLC). As of December 31, 2018, the Company had outstanding unfunded commitments related to debt and equity investments in existing portfolio companies of $6.4 million (CSLF II), $5.0 million (Portrait Studio, LLC), $1.1 million (MC Sign Lessor, Corp), $1.0 million (U.S. BioTek Laboratories, LLC), $0.8 million (Freedom Electronics, LLC), and $0.3 million (CableOrganizer Acquisition, LLC).

The Company may invest in the same unitranche facility as CSLF II, whereby CSLF II provides the first-out portion of the unitranche facility and the Company and other lenders provide the last-out portion of the unitranche facility. Under a guarantee agreement, the Company may be required to purchase its pro-rata portion of first-out loans from CSLF II upon certain triggering events, including acceleration upon payment default of the underlying borrower. As of March 31, 2019, the Company has evaluated the fair value of the guarantee under the guidance of ASC Topic 460 — Guarantees and determined that the fair value of the guarantee is immaterial as the risk of payment default for first-out loans in CSLF II is considered remote. The maximum exposure to credit risk as of March 31, 2019 is $7.3 million and extends to the stated maturity of the underlying loans in CSLF II.

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

Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, are in the early stages of the proceedings, and are subject to appeal. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against us. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from, the matters described above. Based on information currently available, the Company does not believe that any reasonably possible losses arising from the currently pending legal matters described above will be material to the Company’s results of operations or financial condition. However, in light of the inherent uncertainties involved in such matters, an adverse outcome in this litigation could materially and adversely affect the Company’s financial condition, results of operations, or cash flows in any particular reporting period.

In the ordinary course of business, the Company may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency, or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Company or result in direct losses to the Company. In management’s opinion, no direct losses with respect to litigation contingencies were probable as of March 31, 2019 and December 31, 2018. Management is of the opinion that the ultimate resolution of such claims, if any, will not materially affect the Company’s business, financial position, results of operations, or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to litigation contingencies.

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

The Company elected to amend its tax year end from August 31 to December 31 and has filed a tax return for the four months ended December 31, 2017. The tax periods ended December 31, 2018, December 31, 2017, August 31, 2017, and August 31, 2016 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three months ended March 31, 2019 and March 31, 2018. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

For U.S. federal income tax purposes, as of March 31, 2019, the aggregate net unrealized appreciation for all securities was $11.7 million. As of March 31, 2019, gross unrealized appreciation was $31.1 million and gross unrealized depreciation was $19.4 million. The aggregate cost of securities for U.S. federal income tax purposes was $443.7 million as of March 31, 2019. For U.S. federal income tax purposes, as of December 31, 2018, the aggregate net unrealized appreciation for all securities was $6.5 million. As of December 31, 2018, gross unrealized appreciation was $31.9 million and gross unrealized depreciation was $25.4 million. The aggregate cost of securities for U.S. federal income tax purposes was $442.4 million as of December 31, 2018.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of March 31, 2019 and December 31, 2018, the Company recorded a net deferred tax asset of $0.7 million and $0.6 million, respectively. For the three months ended March 31, 2019, the Company recorded a tax benefit of $66 thousand. For the three months ended March 31, 2018, the Company recorded a tax provision of $50 thousand.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of March 31, 2019 and December 31, 2018, there were no uncertain tax positions.

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

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. The Taxable Subsidiaries’ provisional tax is based on the new lower blended federal and state corporate tax rate of 24.86%. The implementation of the Tax Act did not have a material impact on the Company’s financial position and results of operations.

Distributions

Distributions to common stockholders are recorded as payable on the declaration date. The amount to be paid out as a dividend is determined by the Board. Net capital gains, if any, are generally distributed at least annually, although we may decide to retain such capital gains for reinvestment.

The Company has adopted an “opt out” dividend reinvestment plan (“DRIP”) for the Company’s common stockholders. As a result, if the Company declares a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of the Company’s common stock unless a stockholder specifically “opts out” of our DRIP. If a stockholder opts out, that stockholder will receive cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state, and local taxes in the same manner as cash distributions, stockholders participating in the Company’s DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes.

Company Investment Risk, Concentration of Credit Risk, and Liquidity Risk

The Investment Advisor has broad discretion in making investments for the Company. Investments will generally consist of debt and equity instruments that may be affected by business, financial market, or legal uncertainties. Prices of investments may be volatile, and a variety of factors that are inherently difficult to predict, such as domestic or international economic and political developments, may significantly affect the results of the Company’s activities and the value of its investments. In addition, the value of the Company’s portfolio may fluctuate as the general level of interest rates fluctuate.

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

Note 3. Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2018-13, Disclosure Framework — Changes to the Disclosure Requirement for Fair Value Measurement. The FASB issued the amendments as part of the disclosure framework project which is intended to improve the effectiveness of fair value disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of the financial statements. The standard is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2019. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The new guidance significantly enhances comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance became effective for the annual reporting period beginning January 1, 2018, including interim periods within that reporting period. The Company completed its assessment in evaluating the potential impact on its consolidated financial statements and based on its assessment, determined that its financial contracts are excluded from the scope of ASU 2014-09. As a result of the scope exception for financial contracts, the Company’s management has determined that there were no material changes to the recognition, timing, and classification of revenues and expenses; additionally, the Company’s management determined that the adoption of ASU 2014-09 did not have a significant impact on its consolidated financial statement disclosures.

Note 4. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, second lien loans, subordinated loans, and, to a lesser extent, equity securities issued by lower middle-market companies and traditional middle-market companies. As of March 31, 2019, our portfolio consisted of investments in 43 portfolio companies with a fair value of approximately $455.4 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans or delayed draw facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt in one debt security, bifurcating the loan into a first-out tranche and last-out tranche. As of March 31, 2019, 17.2% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2018, 13.7% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

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

During the three months ended March 31, 2019, the Company made approximately $21.1 million of investments and had approximately $11.5 million in repayments and sales, resulting in net investments of approximately $9.6 million for the period. During the three months ended March 31, 2018, the Company made approximately $27.8 million of investments and had approximately $21.4 million in repayments and sales, resulting in net investments of approximately $6.4 million for the period.

During the three months ended March 31, 2019, the Company funded $2.1 million of previously committed capital to existing portfolio companies. During the three months ended March 31, 2019, the Company funded $19.0 million of investments in portfolio companies for which it was not previously committed to fund. During the three months ended March 31, 2018, the Company funded $1.0 million of previously committed capital to existing portfolio companies. During the three months ended March 31, 2018, the Company funded $26.8 million of investments in portfolio companies for which it was not previously committed to fund. During the three months ended March 31, 2019 and March 31, 2018, the Company did not lead any syndicates and did not assist any portfolio companies in obtaining indirect financing.

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

The composition of our investments as of March 31, 2019, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$247,042	58.1%	$241,458	53.0%
Second Lien Debt	37,147	8.7	33,373	7.3
Subordinated Debt	72,975	17.2	73,496	16.1
Equity and Warrants	54,174	12.8	93,133	20.5
Capitala Senior Loan Fund II, LLC	13,600	3.2	13,930	3.1
Total	$424,938	100.0%	$455,390	100.0%

The composition of our investments as of December 31, 2018, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$252,174	60.0%	$237,570	52.9%
Second Lien Debt	33,040	7.9	32,495	7.2
Subordinated Debt	72,562	17.3	73,113	16.3
Equity and Warrants	48,594	11.6	92,054	20.5
Capitala Senior Loan Fund II, LLC	13,600	3.2	13,695	3.1
Total	$419,970	100.0%	$448,927	100.0%

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

The following table presents the fair value measurements of investments, by major class, as of March 31, 2019 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$241,458	$241,458
Second Lien Debt	—	—	33,373	33,373
Subordinated Debt	—	—	73,496	73,496
Equity and Warrants	9,596	—	83,537	93,133
Total	$9,596	$—	$431,864	$441,460

(1) Excludes the Company’s $13.9 million investment in CSLF II, measured at NAV.

The following table presents fair value measurements of investments, by major class, as of December 31, 2018 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$237,570	$237,570
Second Lien Debt	—	—	32,495	32,495
Subordinated Debt	—	—	73,113	73,113
Equity and Warrants	—	—	92,054	92,054
Total	$—	$—	$435,232	$435,232

(1)	Excludes the Company’s $13.7 million investment in CSLF II, measured at NAV.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2019 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Warrants	Total (1)
Balance as of January 1, 2019	$237,570	$32,495	$73,113	$92,054	$435,232
Reclassifications	(5,374)	—	—	5,374	—
Repayments/sales	(5,592)	—	—	(5,900)	(11,492)
Purchases	16,277	3,800	—	1,051	21,128
Payment in-kind interest and dividends accrued	183	284	227	225	919
Accretion of original issue discount	51	23	186	—	260
Realized gain (loss) on investments	(10,678)	—	—	4,831	(5,847)
Net unrealized appreciation (depreciation) on investments	9,021	(3,229)	(30)	(4,237)	1,525
Transfers out of Level 3 (2)	—	—	—	(9,861)	(9,861)
Balance as of March 31, 2019	$241,458	$33,373	$73,496	$83,537	$431,864

(1)	Excludes the Company’s $13.9 million investment in CSLF II, measured at NAV.

(2)	The Company’s investment in U.S. Well Services, Inc. is traded on the NASDAQ Capital Market under the ticker USWS. Because the Company’s investment is now traded in an active market, the Company has reclassified its investment in U.S. Well Services, Inc. from Level 3 to Level 1 of the fair value hierarchy. Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. The unrealized depreciation on the Company’s investment in U.S. Well Services, Inc. for the three months ended March 31, 2019 was $(0.3) million.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2018 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Warrants	Total
Balance as of January 1, 2018	$243,489	$30,794	$103,385	$122,271	$499,939
Reclassifications	8,828	—	(8,828)	—	—
Repayments/sales	(20,676)	—	—	(724)	(21,400)
Purchases	27,000	—	—	800	27,800
Payment in-kind interest and dividends accrued	722	159	255	221	1,357
Accretion of original issue discount	64	23	186	—	273
Realized gain (loss) on investments	(4,579)	—	—	724	(3,855)
Net unrealized appreciation (depreciation) on investments	1,746	785	(2,218)	(705)	(392)
Balance as of March 31, 2018	$256,594	$31,761	$92,780	$122,587	$503,722

The following table provides a reconciliation of the beginning and ending balances for the Written Call Option that uses Level 3 inputs for the three months ended March 31, 2018 (dollars in thousands):

Written Call Option
Balance as of January 1, 2018	$(6,815)
Net unrealized depreciation on Written Call Option	—
Balance as of March 31, 2018	$(6,815)

The net change in unrealized depreciation on investments held as of March 31, 2019 and March 31, 2018, was $(2.5) million and $(4.1) million, respectively, and is included in net unrealized depreciation on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of March 31, 2019 were as follows:

	Fair Value(2) (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
First lien debt	$207.8	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	9.1% – 16.5% (12.6%) 1.2x – 5.3x (3.4x) $1.4 million – $118.7 million ($17.8 million)
First lien debt	$33.7	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	0.6x – 5.0x (4.2x) $0.1 million – $3.2 million ($2.4 million) 1.0x – 1.0x (1.0x) $12.9 million – $12.9 million ($12.9 million)
Second lien debt	$16.1	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	14.6% – 16.5% (15.9%) 4.6x – 5.0x (4.8x) $67.0 million – $79.2 million ($75.6 million)
Second lien debt	$17.3	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA	6.3x – 6.3x (6.3x) $7.0 million – $7.0 million ($7.0 million)
Subordinated debt	$49.6	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	11.5% – 22.0% (14.7%) 2.8x – 9.2x (5.3x) $3.5 million – $16.7 million ($10.8 million)
Subordinated debt	$23.9	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	6.0x – 8.0x (7.9x) $1.8 million – $2.9 million ($2.8 million) 0.4x – 0.4x (0.4x) $572.9 million – $572.9 million ($572.9 million)
Equity and warrants	$83.5	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	4.0x – 14.0x (7.0x) $1.8 million – $22.1 million ($12.7 million) 0.4x – 0.6x (0.4x) $17.0 million – $572.9 million ($372.0 million)

(1)	$0.7 million in subordinated debt was valued using the asset approach.

(2)	Excludes the Company’s $13.9 million investment in CSLF II, measured at NAV.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2018 were as follows:

	Fair Value(2) (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
First lien debt	$195.1	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	9.2% – 16.0% (12.1%) 1.0x – 13.5x (4.3x) $1.7 million – $118.7 million ($17.6 million)
First lien debt	$42.5	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	4.0x – 6.0x (5.3x) $0.6 million – $3.7 million ($2.3 million) 0.9x – 0.9x (0.9x) $13.0 million – $13.0 million ($13.0 million)
Second lien debt	$16.2	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	12.5% – 15.5% (14.6%) 4.6x – 5.0x (4.8x) $67.0 million – $79.2 million ($75.5 million)
Second lien debt	$16.3	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA	5.6x – 5.6x (5.6x) $9.2 million – $9.2 million ($9.2 million)
Subordinated debt	$49.3	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	11.5% – 20.0% (14.1%) 3.1x – 9.1x (5.7x) $1.7 million – $15.8 million ($10.5 million)
Subordinated debt	$23.8	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	6.0x – 8.0x (7.9x) $1.7 million – $3.1 million ($3.0 million) 0.4x – 0.4x (0.4x) $568.2 million – $568.2 million ($568.2 million)
Equity and warrants	$92.1	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	3.3x – 14.0x (6.5x) $1.7 million – $112.3 million ($27.8 million) 0.4x – 0.4x (0.4x) $164.6 million – $568.2 million ($455.1 million)

(1)	$0.7 million in subordinated debt and $2.9 million in first lien debt were valued using the asset approach.

(2)	Excludes the Company’s $13.7 million investment in CSLF II, measured at NAV.

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

Capitala Senior Loan Fund II, LLC

On December 20, 2018, Capitala and Trinity Universal Insurance Company (“Trinity”), a subsidiary of Kemper Corporation, entered into a limited liability company agreement (the “LLC Agreement”) to co-manage CSLF II. The purpose and design of the joint venture is to invest primarily in senior secured first-out loans. Capitala and Trinity have committed to provide $25.0 million of equity to CSLF II, with Capitala providing $20.0 million and Trinity providing $5.0 million. Capitala and Trinity each appointed two members to CSLF II’s four-person board of directors and investment committee. All material decisions with respect to CSLF II, including those involving its investment portfolio, require approval of a member on the board of directors and investment committee of at least one member representing Capitala and Trinity, respectively.

As of March 31, 2019, $13.6 million and $3.4 million in equity capital had been contributed by Capitala and Trinity, respectively. As of March 31, 2019, the Company and Trinity had $6.4 million and $1.6 million of unfunded equity capital commitments outstanding, respectively. As of December 31, 2018, $13.6 million and $3.4 million in equity capital had been contributed by Capitala and Trinity, respectively. As of December 31, 2018, the Company and Trinity had $6.4 million and $1.6 million of unfunded equity capital commitments outstanding, respectively. The Company’s equity investment in CSLF II is not redeemable.

Below is a summary of CSLF II’s portfolio as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
First lien loans (1)	$16,725	$10,000
Weighted average current interest rate on first lien loans	7.5%	7.6%
Number of portfolio companies in CSLF II	3	2
Largest portfolio company investment (1)	$6,750	$5,550
Total of five largest portfolio company investments (1)(2)	$16,725	$10,000

(1)	Based on principal amount outstanding at period end.

(2)	Only three investments and two investments outstanding as of March 31, 2019 and December 31, 2018, respectively.

Below is CSLF II’s schedule of investments as of March 31, 2019:

Capitala Senior Loan Fund II, LLC

Schedule of Investments

March 31, 2019

(in thousands)

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost	Fair Value
Investments at Fair Value
U.S. BioTek Laboratories, LLC	Testing Laboratories	First Lien Debt (7.6% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	$4,489	$4,489	$4,489
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.5% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	5,486	5,486	5,486
RAM Payment, LLC	Financial Services	First Lien Debt (7.5% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	6,750	6,750	6,750
TOTAL INVESTMENTS			$16,725	$16,725	$16,725

Below is CSLF II’s schedule of investments as of December 31, 2018:

Capitala Senior Loan Fund II, LLC

Schedule of Investments

December 31, 2018

(in thousands)

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost	Fair Value
Investments at Fair Value
U.S. BioTek Laboratories, LLC	Testing Laboratories	First Lien Debt (7.8% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	$4,500	$4,500	$4,500
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.5% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	5,500	5,500	5,500
TOTAL INVESTMENTS			$10,000	$10,000	$10,000

Below is the financial information for CSLF II:

Capitala Senior Loan Fund II, LLC

Statements of Assets and Liabilities

(in thousands)

	March 31, 2019	December 31, 2018
ASSETS
Investments at fair value (amortized cost of $16,725 and $10,000, respectively)	$16,725	$10,000
Cash and cash equivalents	665	7,100
Interest receivable	109	31
Total assets	$17,499	$17,131
LIABILITIES
Accounts payable	$87	$12
Total liabilities	$87	$12
NET ASSETS
Partners’ capital	$17,412	$17,119
Total net assets	$17,412	$17,119

Capitala Senior Loan Fund II, LLC

Statements of Operations

(in thousands)

	For the three months ended March 31,
	2019	2018
INVESTMENT INCOME
Interest income	$312	$—
Fee income	68	—
Total investment income	$380	$—
EXPENSES
General and administrative expenses	$87	$—
Total expenses	$87	$—
NET INVESTMENT INCOME	$293	$—
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$293	$—

Note 5. Transactions With Affiliated Companies

During the three months ended March 31, 2019, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2018 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	March 31, 2019 Fair Value
Affiliate investments

Burgaflex Holdings, LLC	First Lien Debt (12.0% Cash, 1.0% PIK, Due 3/23/21)	$14,838	$444	$14,384	$37	$-	$-	$46	$14,467

Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)		-	-	-	-	-	-	-

Burgaflex Holdings, LLC	Common Stock Class B (900,000 shares)		-	-	-	-	-	-	-

			444	14,384	37	-	-	46	14,467

City Gear, LLC	Membership Unit Warrants (11.4% fully diluted)		-	3,184	111	-	(111)	-	3,184

			-	3,184	111	-	(111)	-	3,184

Eastport Holdings, LLC	Subordinated Debt (15.6% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/29/20)	16,500	835	16,500	187	-	-	(187)	16,500

Eastport Holdings, LLC	Membership Units (22.9% ownership)		-	17,610	-	-	-	(1,217)	16,393

			835	34,110	187	-	-	(1,404)	32,893

GA Communications, Inc. (5)	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend)		-	3,482	72	-	-	(5)	3,549

GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)		-	1,325	-	-	-	(34)	1,291

			-	4,807	72	-	-	(39)	4,840

J&J Produce Holdings, Inc.	Subordinated Debt (13.0% Cash, Due 6/16/19)	6,406	208	6,210	-	-	-	128	6,338

J&J Produce Holdings, Inc.	Common Stock (8,182 shares)		-	-	-	-	-	-	-

J&J Produce Holdings, Inc.	Common Stock Warrants (6,369 shares)		-	-	-	-	-	-	-

			208	6,210	-	-	-	128	6,338

LJS Partners, LLC	Common Stock (1,852,824 shares)		-	3,018	79	-	-	(655)	2,442

			-	3,018	79	-	-	(655)	2,442

MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 1/31/20)	2,600	79	2,600	-	-	-	-	2,600

MMI Holdings, LLC	Subordinated Debt (6.0% Cash, Due 1/31/20)	400	6	400	-	-	-	-	400

MMI Holdings, LLC (5)	Preferred Units (1,000 units, 6.0% PIK Dividend)		-	1,612	24	-	-	-	1,636

MMI Holdings, LLC	Common Membership Units (45 units)		-	185	-	-	-	6	191

			85	4,797	24	-	-	6	4,827

RAM Payment, LLC	First Lien Debt (11.2% Cash, Due 1/4/24)	9,150	460	-	9,150	-	-	-	9,150

RAM Payment, LLC (5)	Preferred Equity (86,000 Units, 8.0% PIK)		-	-	876	-	-	-	876

			460	-	10,026	-	-	-	10,026

Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)		-	6,854	-	-	-	(225)	6,629

			-	6,854	-	-	-	(225)	6,629

US Bath Group, LLC	First Lien Debt (11.5% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 1/2/23)	12,438	367	12,750	-	(312)	-	-	12,438

US Bath Group, LLC	Membership Units (500,000 units)		-	2,083	-	-	-	1,875	3,958

			367	14,833	-	(312)	-	1,875	16,396

V12 Holdings, Inc.	Subordinated Debt	-	-	742	-	-	-	-	742

			-	742	-	-	-	-	742

Total Affiliate investments			$2,399	$92,939	$10,536	$(312)	$(111)	$(268)	$102,784

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2018 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	March 31, 2019 Fair Value
Control investments

AAE Acquisition, LLC	Second Lien Debt (6.0% PIK, Due 8/24/19)	$20,411	$-	$16,327	$4,084	$-	$-	$(3,151)	$17,260

AAE Acquisition, LLC	Membership Units (2.2% fully diluted)		-	-	-	-	-	-	-

AAE Acquisition, LLC	Warrants (37.8% fully diluted)		-	-	-	-	-	-	-

			-	16,327	4,084	-	-	(3,151)	17,260

CableOrganizer Acquisition, LLC	First Lien Debt (8.0% Cash, Due 6/30/21)	-	46	1,708	292	(2,000)	-	-	-

CableOrganizer Acquisition, LLC	First Lien Debt (8.0% Cash, Due 6/30/21)	3,689	74	8,889	-	(3,373)	(1,827)	-	3,689

CableOrganizer Acquisition, LLC	Preferred Units - Series A1 (7,200,000 units)		-	-	5,373	-	-	-	5,373

CableOrganizer Acquisition, LLC	Preferred Units - Series A (4,000,000 units)			-	-	-	-	-	-

CableOrganizer Acquisition, LLC	Common Stock (14.9% fully diluted)		-	-	-	-	-	-	-

CableOrganizer Acquisition, LLC	Common Stock Warrants (40.0% fully diluted )		-	-	-	-	-	-	-

			120	10,597	5,665	(5,373)	(1,827)	-	9,062

Capitala Senior Loan Fund II, LLC	Membership Units (80.0% ownership)		-	13,695	-	-	-	235	13,930

			-	13,695	-	-	-	235	13,930

Micro Precision, LLC	Subordinated Debt (10.0% Cash, Due 1/1/19)	1,862	46	1,862	-	-	-	-	1,862

Micro Precision, LLC	Subordinated Debt (14.0% Cash, 4.0% PIK, Due 1/1/19)	4,369	152	4,325	44	-	-	-	4,369

Micro Precision, LLC	Series A Preferred Units (47 units)		-	2,817	-	-	-	40	2,857

			198	9,004	44	-	-	40	9,088

Navis Holdings, Inc.	First Lien Debt (15.0% Cash, Due 10/30/20)	7,500	281	7,500	-	-	-	-	7,500

Navis Holdings, Inc. (5)	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend)		25	1,000	-	-	-	-	1,000

Navis Holdings, Inc.	Common Stock (300,000 shares)		-	4,348	-	-	-	(815)	3,533

			306	12,848	-	-	-	(815)	12,033

Portrait Studio, LLC	First Lien Debt (9.0% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 2.0% Ceiling), Due 12/31/22)	780	18	-	1,260	(480)	-	-	780

Portrait Studio, LLC	First Lien Debt (9.5% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 5.0% Ceiling), Due 12/31/22)	4,500	107	4,500	-	-	-	-	4,500

Portrait Studio, LLC	Preferred Units (4,350,000 Units)		-	2,174	-	-	-	(585)	1,589

Portrait Studio, LLC	Membership Units (150,000 Units)		-	-	-	-	-	-	-

			125	6,674	1,260	(480)	-	(585)	6,869

Total Control investments			$749	$69,145	$11,053	$(5,853)	$(1,827)	$(4,276)	$68,242

(1)	Represents the total amount of interest, original issue discount, fees, and dividends credited to income for the portion of the period an investment was included in Affiliate or Control categories, respectively.
(2)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments, accrued PIK and accretion of original issue discount. Gross additions also include transfers into Affiliate or Control classification.
(3)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments and sales. Gross reductions also includes transfers out of Affiliate or Control classification.
(4)	All debt investments are income producing. Equity and warrant investments are non-income producing, unless otherwise noted.
(5)	The equity investment is income producing, based on rate disclosed.

During the year ended December 31, 2018, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2017 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	December 31, 2018 Fair Value

Affiliate investments

AAE Acquisition, LLC	Second Lien Debt (6.0% Cash, Due 8/24/19)	$-	$479	$15,603	$320	$(16,165)	$-	$242	$-

AAE Acquisition, LLC	Membership Units (2.2% fully diluted)		-	-	-	(17)	-	17	-

AAE Acquisition, LLC	Warrants (37.8% fully diluted)		-	-	-	-	-	-	-

			479	15,603	320	(16,182)	-	259	-

Burgaflex Holdings, LLC	First Lien Debt (12.0% Cash, 1.0% PIK, Due 3/23/21)	14,801	1,390	-	14,801	-	-	(417)	14,384

Burgaflex Holdings, LLC	Subordinated Debt (14.0% Cash, Due 8/9/19)	-	116	3,000	-	(3,000)	-	-	-

Burgaflex Holdings, LLC	Subordinated Debt (12.0% Cash, Due 8/9/19)	-	199	5,828	-	(5,828)	-	-	-

Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)		-	457	-	-	-	(457)	-

Burgaflex Holdings, LLC	Common Stock Class B (900,000 shares)		-	-	300	-	-	(300)	-

			1,705	9,285	15,101	(8,828)	-	(1,174)	14,384

Chef'n Corporation	Series A Preferred Stock (1,000,000 shares)		-	-	-	(644)	644	-	-

			-	-	-	(644)	644	-	-

City Gear, LLC	Subordinated Debt (13.0% Cash, Due 10/20/19)	-	918	8,231	-	(8,231)	-	-	-

City Gear, LLC (5)	Preferred Membership Units (2.8% fully diluted, 9.0% Cash Dividend)		117	1,269	-	(1,269)	-	-	-

City Gear, LLC	Membership Unit Warrants (11.4% fully diluted)		-	8,248	-	(1,908)	1,908	(5,064)	3,184

			1,035	17,748	-	(11,408)	1,908	(5,064)	3,184

Eastport Holdings, LLC	Subordinated Debt (15.8% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/29/20)	16,500	1,168	-	15,496	-	-	1,004	16,500

Eastport Holdings, LLC	Membership Units (22.9% ownership)		-	-	4,733	(1,470)	-	14,347	17,610

			1,168	-	20,229	(1,470)	-	15,351	34,110

GA Communications, Inc. (5)	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend)		-	3,225	276	-	-	(19)	3,482

GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)		-	1,932	-	-	-	(607)	1,325

			-	5,157	276	-	-	(626)	4,807

J&J Produce Holdings, Inc.	Subordinated Debt (13.0% Cash, Due 6/16/19)	6,406	805	6,170	38	-	-	2	6,210

J&J Produce Holdings, Inc.	Common Stock (8,182 shares)		-	-	-	-	-	-	-

J&J Produce Holdings, Inc.	Common Stock Warrants (6,369 shares)		-	-	-	-	-	-	-

			805	6,170	38	-	-	2	6,210

LJS Partners, LLC	Common Stock (1,587,848 shares)		-	7,650	293	-	-	(4,925)	3,018

			-	7,650	293	-	-	(4,925)	3,018

MJC Holdings, LLC	Series A Preferred Units (2,000,000 units)		-	-	-	(28)	28	-	-

			-	-	-	(28)	28	-	-

MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 1/31/20)	2,600	317	2,600	-	-	-	-	2,600

MMI Holdings, LLC	Subordinated Debt (6.0% Cash, Due 1/31/20)	400	24	400	-	-	-	-	400

MMI Holdings, LLC (5)	Preferred Units (1,000 units, 6.0% PIK Dividend)		-	1,520	92	-	-	-	1,612

MMI Holdings, LLC	Common Membership Units (45 units)		-	193	-	-	-	(8)	185

			341	4,713	92	-	-	(8)	4,797

MTI Holdings, LLC	Membership Units (2,000,000 units)		-	100	-	(139)	139	(100)	-

			-	100	-	(139)	139	(100)	-

Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)		-	8,528	-	-	-	(1,674)	6,854

			-	8,528	-	-	-	(1,674)	6,854

Source Capital Penray, LLC	Membership Units (11.3% ownership)		121	101	-	-	-	(101)	-

			121	101	-	-	-	(101)	-

STX Healthcare Management Services, Inc.	Common Stock (1,200,000 shares)		-	93	-	(108)	108	(93)	-

			-	93	-	(108)	108	(93)	-

US Bath Group, LLC	First Lien Debt (11.4% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 1/2/23)	12,750	1,806	-	15,000	(2,250)	-	-	12,750

US Bath Group, LLC	Membership Units (500,000 units)		-	-	500	-	-	1,583	2,083

			1,806	-	15,500	(2,250)	-	1,583	14,833

U.S. Well Services, LLC	First Lien Debt (8.3% Cash (1 month LIBOR + 6.0%, 1.0% Floor), Due 2/2/22)	-	156	2,299	-	(2,299)	-	-	-

U.S. Well Services, LLC	First Lien Debt (13.3% PIK (1 month LIBOR + 11.0%, 1.0% Floor), Due 2/2/22)	-	567	9,516	409	(9,925)	-	-	-

U.S. Well Services, LLC	Class A Units (5,680,688 Units)		-	15,004	-	(6,260)	-	(8,744)	-

U.S. Well Services, LLC	Class B Units (2,076,298 Units)		-	955	-	(441)	-	(514)	-

			723	27,774	409	(18,925)	-	(9,258)	-

V12 Holdings, Inc.	Subordinated Debt	-	-	1,035	-	(232)	93	(154)	742

			-	1,035	-	(232)	93	(154)	742

Total Affiliate investments			$8,183	$103,957	$52,258	$(60,214)	$2,920	$(5,982)	$92,939

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2017 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	December 31, 2018 Fair Value
Control investments

AAE Acquisition, LLC	Second Lien Debt (6.0% Cash, Due 8/24/19)	$16,327	$488	$-	$16,327	$-	$-	$-	$16,327

AAE Acquisition, LLC	Membership Units (2.2% fully diluted)		-	-	17	-	-	(17)	-

AAE Acquisition, LLC	Warrants (37.8% fully diluted)		-	-	-	-	-	-	-

			488	-	16,344	-	-	(17)	16,327

CableOrganizer Acquisition, LLC	First Lien Debt (10.0% Cash, Due 5/24/19)	1,708	121	-	1,708	-	-	-	1,708

CableOrganizer Acquisition, LLC	First Lien Debt (12.0% Cash, 4.0% PIK, Due 6/30/19)	8,889	1,173	12,373	515	(2,354)	(1,646)	1	8,889

CableOrganizer Acquisition, LLC	Preferred Units (4,000,000 units)			-	2,354	-	-	(2,354)	-

CableOrganizer Acquisition, LLC	Common Stock (21.3% fully diluted)		-	118	-	-	-	(118)	-

CableOrganizer Acquisition, LLC	Common Stock Warrants (10.0% fully diluted )		-	60	-	-	-	(60)	-

			1,294	12,551	4,577	(2,354)	(1,646)	(2,531)	10,597

Capitala Senior Loan Fund II, LLC	Membership Units (80.0% ownership)		-	-	13,600	-	-	95	13,695

			-	-	13,600	-	-	95	13,695

Eastport Holdings, LLC	Subordinated Debt (15.8% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/29/20)	-	2,144	16,500	493	(15,231)	-	(1,762)	-

Eastport Holdings, LLC	Membership Units (22.9% ownership)		-	26,449	-	(4,733)	-	(21,716)	-

			2,144	42,949	493	(19,964)	-	(23,478)	-

Kelle's Transport Service, LLC	First Lien Debt (4.0% Cash, Due 2/15/20)	-	82	2,000	1,300	(3,300)	-	-	-

Kelle's Transport Service, LLC	First Lien Debt (2.2% Cash, Due 2/15/20)	-	126	9,560	-	(10,000)	(3,669)	4,109	-

Kelle's Transport Service, LLC	Membership Units (27.5% fully diluted)		-	-	-	-	-	-	-

			208	11,560	1,300	(13,300)	(3,669)	4,109	-

Micro Precision, LLC	Subordinated Debt (10.0% Cash, Due 1/1/19)	1,862	186	1,862	-	-	-	-	1,862

Micro Precision, LLC	Subordinated Debt (14.0% Cash, 4.0% PIK, Due 1/1/19)	4,325	601	4,154	171	-	-	-	4,325

Micro Precision, LLC	Series A Preferred Units (47 units)		-	1,629	-	-	-	1,188	2,817

			787	7,645	171	-	-	1,188	9,004

Navis Holdings, Inc.	First Lien Debt (15.0% Cash, Due 10/30/20)	7,500	1,149	6,500	1,000	-	-	-	7,500

Navis Holdings, Inc. (5)	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend)		100	1,000	-	-	-	-	1,000

Navis Holdings, Inc.	Common Stock (300,000 shares)		-	5,005	-	-	-	(657)	4,348

			1,249	12,505	1,000	-	-	(657)	12,848

On-Site Fuel Service, Inc.	First Lien Debt (18.0% Cash, Due 12/19/18)	-	30	-	11,020	-	(11,020)	-	-

On-Site Fuel Service, Inc.	Subordinated Debt (18.0% Cash, Due 12/19/18)	-	-	11,588	-	(11,020)	-	(568)	-

On-Site Fuel Service, Inc.	Series A Preferred Stock (32,782 shares)		-	-	-	-	(3,278)	3,278	-

On-Site Fuel Service, Inc.	Series B Preferred Stock (23,648 shares)		-	-	-	-	(2,364)	2,364	-

On-Site Fuel Service, Inc.	Common Stock (33,058 shares)		-	-	-	-	(33)	33	-

			30	11,588	11,020	(11,020)	(16,695)	5,107	-

Portrait Studio, LLC	First Lien Debt (9.0% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 2.0% Ceiling), Due 12/31/22)	-	167	1,860	2,400	(4,260)	-	-	-

Portrait Studio, LLC	First Lien Debt (9.4% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 5.0% Ceiling), Due 12/31/22)	4,500	435	4,500	-	-	-	-	4,500

Portrait Studio, LLC	Preferred Units (4,350,000 Units)		-	2,450	-	-	-	(276)	2,174

Portrait Studio, LLC	Membership Units (150,000 Units)		-	-	-	-	-	-	-

			602	8,810	2,400	(4,260)	-	(276)	6,674

Total Control investments			$6,802	$107,608	$50,905	$(50,898)	$(22,010)	$(16,460)	$69,145

(1)	Represents the total amount of interest, original issue discount, fees and dividends credited to income for the portion of the year an investment was included in Affiliate or Control categories, respectively.
(2)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments, accrued PIK and accretion of original issue discount. Gross additions also include transfers into Affiliate or Control classification.
(3)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments and sales. Gross reductions also includes transfers out of Affiliate or Control classification.
(4)	All debt investments are income producing. Equity and warrant investments are non-income producing, unless otherwise noted.
(5)	The equity investment is income producing, based on rate disclosed.

Note 6. Agreements

On September 24, 2013, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with our Investment Advisor, which was initially approved by the Board on June 10, 2013. Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect if approved annually by the Board or by a majority of our outstanding voting securities, including, in either case, by a majority of our non-interested directors. The Investment Advisory Agreement was most recently re-approved by the Board, including a majority of our non-interested directors, at an in-person meeting on July 26, 2018. Subject to the overall supervision of the Board, the Investment Advisor manages our day-to-day operations and provides investment advisory and management services to us. Under the terms of the Investment Advisory Agreement, the Investment Advisor:

• determines the composition of our portfolio, the nature and timing of the changes to our portfolio, and the manner of implementing such changes;

• identifies, evaluates, and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies);

• closes and monitors the investments we make; and

• provides us with other investment advisory, research, and related services as we may from time to time require.

The Investment Advisor’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith, or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Investment Advisor and its officers, managers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with it are entitled to indemnification from the Company for any damages, liabilities, costs, and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Investment Advisor’s services under the Investment Advisory Agreement or otherwise as Investment Advisor for the Company.

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

The incentive fee consists of the following two parts:

The first part of the incentive fee is calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income, and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence, and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to our Administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 2.0% per quarter (8.0% annualized). The net investment income used to calculate this part of the incentive fee is also included in the amount of the gross assets used to calculate the 1.75% base management fee. The Company pays the Investment Advisor an incentive fee with respect to the pre-incentive fee net investment income in each calendar quarter as follows:

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

The Investment Advisor has voluntarily agreed to waive all, or such portion of the quarterly incentive fees earned by the Investment Advisor that would otherwise cause the Company’s quarterly net investment income to be less than the distribution payments declared by the Board. Quarterly incentive fees are earned by the Investment Advisor pursuant to the Investment Advisory Agreement. Incentive fees subject to the waiver cannot exceed the amount of incentive fees earned during the period, as calculated on a quarterly basis. The Investment Advisor will not be entitled to recoup any amount of incentive fees that it waives. The waiver was effective in the fourth quarter of 2015 and will continue unless otherwise publicly disclosed by the Company.

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

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Advisor that would, when taken together with all other incentive fees paid to the Investment Advisor during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. As of March 31, 2019 and December 31, 2018, the Company had incentive fees payable to the Investment Advisor of $3.5 million and $2.5 million, respectively.

For the three months ended March 31, 2019 and 2018, the Company incurred $2.1 million and $2.3 million in base management fees, respectively. The Company incurred $1.0 million and $0.2 million in incentive fees related to pre-incentive fee net investment income for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019 and 2018, no incentive fees were waived by our Investment Advisor.

On September 24, 2013, the Company entered into the Administration Agreement, pursuant to which the Administrator has agreed to furnish the Company with office facilities, equipment and clerical, bookkeeping, and record keeping services at such facilities. The Administrator also performs or oversees the performance of the required administrative services, which include, among other things, being responsible for the financial records that the Company is required to maintain and preparing reports to our stockholders. In addition, the Administrator assists in determining and publishing the net asset value, oversees the preparation and filing of the tax returns and the printing and dissemination of reports to the stockholders, and generally oversees the payment of the expenses and the performance of administrative and professional services rendered to the Company by others.

Payments under the Administration Agreement are equal to an amount based upon the allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and the allocable portion of the compensation of the chief financial officer, the chief compliance officer, the chief accounting officer, and their respective administrative support staff. Under the Administration Agreement, the Administrator will also provide, on the Company’s behalf, managerial assistance to those portfolio companies that request such assistance. Unless terminated earlier in accordance with its terms, the Administration Agreement will remain in effect if approved annually by the Board. The Board most recently approved the renewal of the Administration Agreement on July 26, 2018. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without any incremental profit to our Administrator. Stockholder approval is not required to amend the Administration Agreement.

For the three months ended March 31, 2019 and 2018, the Company paid the Administrator $0.4 million and $0.4 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

The Administration Agreement provides that, absent willful misfeasance, bad faith, or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Administrator and its officers, managers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with it are entitled to indemnification from the Company for any damages, liabilities, costs, and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Administrator’s services under the Administration Agreement or otherwise as Administrator for the Company.

Note 7. Related Party Transactions

At March 31, 2019 and December 31, 2018, the Company had $3.5 million and $2.5 million, respectively, of management and incentive fees payable to the Investment Advisor.

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

The Company may invest in the same unitranche facility as CSLF II, whereby CSLF II provides the first-out portion of the unitranche facility and the Company and other lenders provide the last-out portion of the unitranche facility. Under a guarantee agreement, the Company may be required to purchase its pro-rata portion of first-out loans from CSLF II upon certain triggering events, including acceleration upon payment default of the underlying borrower. As of March 31, 2019, the Company has evaluated the fair value of the guarantee under the guidance of ASC Topic 460 — Guarantees and determined that the fair value of the guarantee is immaterial as the risk of payment default for first-out loans in CSLF II is considered remote. The maximum exposure to credit risk as of March 31, 2019 is $7.3 million and extends to the stated maturity of the underlying loans in CSLF II.

Note 8. Borrowings

SBA Debentures

The Company, through its wholly owned subsidiary, uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of March 31, 2019 and December 31, 2018, the Company had $150.0 million and $165.7 million, respectively, of SBA-guaranteed debentures outstanding. The Company has issued all SBA-guaranteed debentures that were permitted under each of the Legacy Funds’ respective SBIC licenses (as applicable), and there are no unused SBA debenture commitments remaining. On March 1, 2019, Fund II repaid its outstanding SBA debentures and relinquished its SBIC license. SBA-guaranteed debentures are secured by a lien on all assets of Fund III and were secured by a lien on all assets of Fund II prior to March 1, 2019. As of March 31, 2019 Fund III had total assets of $277.2 million. As of December 31, 2018, Fund II and Fund III had total assets of $332.7 million. On June 10, 2014, the Company received an exemptive order from the SEC exempting the Company, Fund II, and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. The Company intends to comply with the conditions of the order.

The following table summarizes the interest expense and annual charges, deferred financing costs, average balance outstanding, and average stated interest and annual charge rate on the SBA-guaranteed debentures for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	For the three months ended
	March 31, 2019	March 31, 2018
Interest expense and annual charges	$1,433	$1,562
Deferred financing costs	285	154
Total interest and financing expenses	$1,718	$1,716
Average outstanding balance	$160,292	$170,700
Average stated interest and annual charge rate	3.62%	3.71%

As of March 31, 2019 and December 31, 2018, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):

Fixed Maturity Date	Interest Rate	SBA Annual Charge	March 31, 2019	December 31, 2018
September 1, 2020	3.215%	0.285%	$19,000	$19,000
March 1, 2021	4.084%	0.515%	—	15,700
March 1, 2021	4.084%	0.285%	46,000	46,000
March 1, 2022	2.766%	0.285%	10,000	10,000
March 1, 2022	2.766%	0.515%	50,000	50,000
March 1, 2023	2.351%	0.515%	25,000	25,000
			$150,000	$165,700

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Notes for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	For the three months ended
	March 31, 2019	March 31, 2018
Interest expense	$1,125	$1,125
Deferred financing costs	132	124
Total interest and financing expenses	$1,257	$1,249
Average outstanding balance	$75,000	$75,000
Average stated interest rate	6.0%	6.0%

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Convertible Notes for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	For the three months ended
	March 31, 2019	March 31, 2018
Interest expense	$749	$749
Deferred financing costs	84	79
Total interest and financing expenses	$833	$828
Average outstanding balance	$52,088	$52,088
Average stated interest rate	5.75%	5.75%

Credit Facility

On October 17, 2014, the Company entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. The Credit Facility was amended on May 22, 2015, June 16, 2017, July 19, 2018, and February 22, 2019 (the “Amendments”). The Amendments were affected, among other things, in order to increase the total borrowings allowed under the Credit Facility, allow for stock repurchases, extend the maturity date, reduce the minimum required interest coverage ratio, reduce the minimum required net asset value, and reduce the minimum required asset coverage ratio. The Credit Facility currently provides for borrowings up to $114.5 million and may be increased up to $200.0 million pursuant to its “accordion” feature. The Credit Facility matures on June 16, 2021.

Borrowings under the Credit Facility bear interest, at the Company’s election, at a rate per annum equal to (i) the one, two, three, or six month LIBOR, as applicable, plus 3.00% or (ii) 2.00% plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5%, and (C) three month LIBOR plus 1.0%. The Company’s ability to elect LIBOR indices with various tenors (e.g., one, two, three, or six month LIBOR) on which the interest rates for borrowings under the Credit Facility are based, provides the company with increased flexibility to manage interest rate risks as compared to a borrowing arrangement that does not provide for such optionality. Once a particular LIBOR has been selected, the interest rate on the applicable amount borrowed will reset after the applicable tenor period and be based on the then applicable selected LIBOR (e.g., borrowings for which the Company has elected the one month LIBOR will reset on the one month anniversary of the period based on the then selected LIBOR). For any given borrowing under the Credit Facility, the Company intends to elect what it believes to be an appropriate LIBOR taking into account the Company’s needs at the time as well as the Company’s view of future interest rate movements. The Credit Facility provides for the ability to step-down the pricing of the Credit Facility from LIBOR plus 3.00% to LIBOR plus 2.75% when certain conditions are met. The Company will also pay an unused commitment fee at a rate of 2.50% per annum on the amount (if positive) by which 40% of the aggregate commitments under the Credit Facility exceeds the outstanding amount of loans under the Credit Facility and 0.50% per annum on any remaining unused portion of the Credit Facility.

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the Credit Facility for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	For the three months ended
	March 31, 2019	March 31, 2018
Interest expense	$216	$189
Deferred financing costs	115	107
Unused commitment fees	274	275
Total interest and financing expenses	$605	$571
Average outstanding balance	$15,666	$16,344
Average stated interest rate	5.53%	4.63%

As of March 31, 2019 and December 31, 2018, the Company had $25.0 million and $10.0 million, respectively, outstanding under the Credit Facility. The Credit Facility is secured by investments and cash held by the Company, exclusive of assets pledged as collateral for the Company’s SBA debentures. Assets pledged to secure the Credit Facility had a carrying value of $210.8 million and $158.9 million, respectively, at March 31, 2019 and December 31, 2018. As part of the terms of the Credit Facility, the Company may not make cash distributions with respect to any taxable year that exceed 110% (125% if the Company is not in default and our covered debt does not exceed 85% of the borrowing base) of the amounts required to be distributed to maintain eligibility as a RIC and to reduce our tax liability to zero for taxes imposed on our investment company taxable income and net capital gains.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2019, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
SBA debentures	$150,000	$150,436	$—	$—	$150,436
2022 Notes	75,000	75,443	75,443	—	—
2022 Convertible Notes	52,088	52,150	52,150	—	—
Credit Facility	25,000	25,068	—	—	25,068
Total	$302,088	$303,097	$127,593	$—	$175,504

(1)	Carrying value equals the gross principal outstanding at period end.

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

Note 9. Directors’ Fees

Our independent directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three months ended March 31, 2019 and 2018, the Company recognized directors’ fees expense of $0.1 million and $0.1 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

Note 10. Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in six portfolio companies that are considered significant subsidiaries under the guidance in Regulation S-X but are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each such portfolio company, along with summarized financial information as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and March 31, 2018.

AAE Acquisition, LLC

AAE Acquisition, LLC, formed on May 21, 2004 as a Delaware limited liability company, is an aerial equipment rental and services business primarily serving the Gulf Coast region. The income (loss) the Company generated from AAE Acquisition, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $(2.9) million and $0.7 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

CableOrganizer Acquisition, LLC

CableOrganizer Acquisition, LLC, a Delaware limited liability company that began operations on April 23, 2013, is a leading online provider of cable and wire management products. The loss the Company generated from CableOrganizer Acquisition, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, realized loss, and unrealized appreciation (depreciation), was $(1.7) million and $(0.9) million for the three months ended March 31, 2019 and March 31, 2018, respectively.

Micro Precision, LLC

Micro Precision, LLC, formed on August 5, 2011 as a Delaware limited liability company, is a prime contractor supplying critical parts and mechanical assemblies to the U.S. Department of Defense as well as designer and manufacturer of locomotive air horns. The income (loss) the Company generated from Micro Precision, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $0.3 million and $(0.2) million for the three months ended March 31, 2019 and March 31, 2018, respectively.

Navis Holdings, Inc.

Navis Holdings, Inc., incorporated in Delaware on December 21, 2010, designs and manufactures leading machinery for the global knit and woven finishing textile industries. The income (loss) the Company generated from Navis Holdings, Inc., which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation) was $(0.5) million and $0.5 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

Portrait Studio, LLC

Portrait Studio, LLC, formed on December 12, 2017 as a Delaware limited liability company, is a professional and personal imaging platform, operating retail studios throughout the U.S. and an ecommerce virtual studio web portal. The loss the Company generated from Portrait Studio, LLC, which includes all interest, dividends, PIK interest, and PIK dividends, fees, and unrealized depreciation, was $(0.5) million and $(0.3) million for the three months ended March 31, 2019 and March 31, 2018.

Eastport Holdings, LLC

Eastport Holdings, LLC, an Ohio limited liability company organized on November 1, 2011, is a holding company consisting of marketing and advertising companies located across the U.S. The income (loss) the Company generated from Eastport Holdings, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $(0.6) million and $0.6 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

The summarized unaudited financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):

	As of
	March 31,	December 31,
Balance Sheets – AAE Acquisition, LLC	2019	2018
Current assets	$7,195	$7,277
Noncurrent assets	21,928	22,994
Total assets	$29,123	$30,271

Current liabilities	$54,684	$53,939
Noncurrent liabilities	1,726	2,122
Total liabilities	$56,410	$56,061

Total deficit	$(27,287)	$(25,790)

	For the three months ended
	March 31,	March 31,
Statements of Operations – AAE Acquisition, LLC	2019	2018
Net sales	$6,541	$6,623
Cost of goods sold	5,001	4,855
Gross profit	$1,540	$1,768

Other expenses	$3,034	$3,116
Loss before income taxes	(1,494)	(1,348)
Income tax provision	—	—
Net loss	$(1,494)	$(1,348)

	As of
	March 31,	December 31,
Balance Sheets – CableOrganizer Acquisition, LLC	2019	2018
Current assets	$2,874	$2,987
Noncurrent assets	7,067	8,459
Total assets	$9,941	$11,446

Current liabilities	$3,013	$13,094
Noncurrent liabilities	3,689	—
Total liabilities	$6,702	$13,094

Total equity (deficit)	$3,239	$(1,648)

	For the three months ended
	March 31,	March 31,
Statements of Operations – CableOrganizer Acquisition, LLC	2019	2018
Net sales	$3,177	$4,926
Cost of goods sold	2,229	3,411
Gross profit	$948	$1,515

Other expenses	$1,909	$2,015
Loss before income taxes	(961)	(500)
Income tax provision	—	—
Net loss	$(961)	$(500)

	As of
	March 31,	December 31,
Balance Sheets – Micro Precision, LLC	2019	2018
Current assets	$7,128	$5,880
Noncurrent assets	19,399	19,436
Total assets	$26,527	$25,316

Current liabilities	$19,932	$18,712
Noncurrent liabilities	2,965	2,961
Total liabilities	$22,897	$21,673

Total equity	$3,630	$3,643

	For the three months ended
	March 31,	March 31,
Statements of Operations – Micro Precision, LLC	2019	2018
Net sales	$2,908	$2,367
Cost of goods sold	1,581	1,308
Gross profit	$1,327	$1,059

Other expenses	$1,339	$1,216
Loss before income taxes	(12)	(157)
Income tax provision	—	—
Net loss	$(12)	$(157)

	As of
	March 31,	December 31,
Balance Sheets – Navis Holdings, Inc.	2019	2018
Current assets	$4,875	$5,868
Noncurrent assets	4,723	5,145
Total assets	$9,598	$11,013

Current liabilities	$4,096	$5,542
Noncurrent liabilities	8,113	8,060
Total liabilities	$12,209	$13,602

Total deficit	$(2,611)	$(2,589)

	For the three months ended
	March 31,	March 31,
Statements of Operations – Navis Holdings, Inc.	2019	2018
Net sales	$4,623	$3,364
Cost of goods sold	2,645	2,025
Gross profit	$1,978	$1,339

Other expenses	$1,673	$1,336
Income before income taxes	305	3
Income tax provision	(70)	(2)
Net income	$235	$1

	As of
	March 31,	December 31,
Balance Sheets – Portrait Studio, LLC	2019	2018
Current assets	$2,082	$2,833
Noncurrent assets	3,765	4,324
Total assets	$5,847	$7,157

Current liabilities	$4,088	$4,236
Noncurrent liabilities	7,509	7,510
Total liabilities	$11,597	$11,746

Total deficit	$(5,750)	$(4,589)

	For the three months ended
	March 31,	March 31,
Statements of Operations – Portrait Studio, LLC	2019	2018
Net sales	$8,497	$10,589
Cost of goods sold	1,077	1,470
Gross profit	$7,420	$9,119

Other expenses	$8,598	$10,438
Loss before income taxes	(1,178)	(1,319)
Income tax provision	—	—
Net loss	$(1,178)	$(1,319)

	As of
	March 31,	December 31,
Balance Sheets - Eastport Holdings, LLC	2019	2018
Current assets	$96,859	$81,232
Noncurrent assets	198,360	198,962
Total assets	$295,219	$280,194

Current liabilities	$163,389	$144,928
Noncurrent liabilities	55,493	56,951
Total liabilities	$218,882	$201,879

Total equity	$76,337	$78,315

	For the three months ended
	March 31,	March 31,
Statements of Operations - Eastport Holdings, LLC	2019	2018
Net sales	$117,670	$132,477
Cost of goods sold	79,857	93,021
Gross profit	$37,813	$39,456

Other expenses	$39,561	$38,495
Income (loss) before income taxes	(1,748)	961
Income tax (provision) benefit	58	(307)
Net Income (loss)	$(1,690)	$654

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share. For the three months ended March 31, 2019 and March 31, 2018, 3.3 million in convertible shares related to the 2022 Convertible Notes were considered anti-dilutive.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the three months ended March 31, 2019 and March 31, 2018 (dollars in thousands, except share and per share data):

	For the three months ended
Basic and diluted	March 31, 2019	March 31, 2018
Net increase (decrease) in net assets resulting from operations	$(151)	$141
Weighted average common stock outstanding – basic and diluted	16,062,906	15,959,215
Net increase (decrease) in net assets per share resulting from operations – basic and diluted	$(0.01)	$0.01

Note 12. Distributions

The Company’s distributions are recorded on the record date. Stockholders have the option to receive payment of the distribution in cash, shares of common stock, or a combination of cash and common stock.

The following table summarizes the Company’s distribution declarations for the three months ended March 31, 2019 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 2, 2019	January 24, 2019	January 30, 2019	$0.0833	$1,256	10,270	$81
January 2, 2019	February 20, 2019	February 27, 2019	0.0833	1,253	10,570	85
January 2, 2019	March 21, 2019	March 28, 2019	0.0833	1,250	11,756	89
Total Distributions Declared and Distributed			$0.25	$3,759	32,596	$255

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

Note 13. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2019 and 2018 (dollars in thousands, except share and per share data):

	For the three months ended
	March 31, 2019	March 31, 2018
Per share data:
Net asset value at beginning of period	$11.88	$13.91
Net investment income(1)	0.26	0.28
Net realized loss on investments(1)	(0.36)	(0.24)
Net unrealized appreciation (depreciation) on investments(1)	0.09	(0.02)
Tax benefit (provision)(1)	—	(0.01)
Distributions declared from net investment income	(0.25)	(0.25)
Other(7)	(0.01)	(0.01)
Net asset value at end of period	$11.61	$13.66
Net assets at end of period	$186,734	$218,204
Shares outstanding at end of period	16,084,143	15,974,218
Per share market value at end of period	$7.96	$7.72
Total return based on market value(2)	14.60%	9.80%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(9)	10.56%	8.43%
Ratio of incentive fee to average net assets(6)(10)	0.55%	0.11%
Ratio of interest and financing expenses to average net assets(8)	9.48%	8.04%
Ratio of tax (benefit) provision to average net assets(8)	(0.14)%	0.09%
Ratio of other operating expenses to average net assets(8)	6.67%	6.51%
Ratio of total expenses including tax (benefit) provision to average net assets(6)(9)	16.56%	14.75%
Portfolio turnover rate(3)	2.54%	4.26%
Average debt outstanding(4)	$303,046	$314,132
Average debt outstanding per common share	$18.84	$19.66
Asset coverage ratio per unit(5)	$2,228	$2,569

(1)	Based on daily weighted average balance of shares outstanding during the period.

(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.

(3)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value. Portfolio turnover rates that cover less than a full period are not annualized.

(4)	Based on the daily weighted average balance of debt outstanding during the period.

(5)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of March 31, 2019 and March 31, 2018 pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(6)	The ratio of waived incentive fees to average net assets was 0.00% and 0.00%, respectively, for the three months ended March 31, 2019 and March 31, 2018.

(7)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(8)	Ratios are annualized.
(9)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(10)	Ratio is not annualized.

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of March 31, 2019.

Distributions

On April 1, 2019, the Company’s Board declared normal monthly distributions for April, May, and June of 2019 as set forth below:

Date Declared	Record Date	Payment Date	Distributions per Share
April 1, 2019	April 22, 2019	April 29, 2019	$0.0833
April 1, 2019	May 23, 2019	May 30, 2019	$0.0833
April 1, 2019	June 20, 2019	June 27, 2019	$0.0833

Portfolio Activity

On May 1, 2019, the Company invested $10.6 million in first lien debt and $0.4 million in equity of Family Quest Holdings, LLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.

Except as otherwise specified, references to “we,” “us,” “our”, or the “Company”, refer to Capitala Finance Corp.

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate or repay their borrowings, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we use leverage as part of our investment strategy; and

•	the risks, uncertainties, and other factors we identify in “Risk Factors” and elsewhere in our Annual Report on Form 10-K and in this quarterly report on Form 10-Q.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and in this quarterly report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless required by law or U.S. Securities and Exchange Commission (“SEC”) rule or regulation.

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

We provide capital to lower and traditional middle-market companies in the United States (‘‘U.S.’’), with a non-exclusive emphasis on the Southeast, Southwest, and Mid-Atlantic regions. We invest primarily in companies with a history of earnings growth and positive cash flow, proven management teams, products or services with competitive advantages, and industry-appropriate margins. We primarily invest in companies with between $4.5 million and $30.0 million in trailing twelve-month earnings before interest, tax, depreciation, and amortization (‘‘EBITDA’’).

We invest in first lien loans, second lien loans, and subordinated loans, and, to a lesser extent, equity securities issued by lower middle-market companies and traditional middle-market companies.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally must invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities, and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150%, if certain requirements are met, after November 1, 2019) after such borrowing, with certain limited exceptions. On March 23, 2018, the Small Business Credit Availability Act (the “SBCA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met. On November 1, 2018, the Board, including a ‘‘required majority’’ (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage. As a result, our asset coverage requirements for senior securities will be changed from 200% to 150%, effective November 1, 2019. To maintain our regulated investment company (“RIC”) status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

Corporate History

We commenced operations on May 24, 2013 and completed our initial public offering (“IPO”) on September 30, 2013. The Company was formed for the purpose of (i) acquiring, through a series of transactions, an investment portfolio from the following entities: CapitalSouth Partners Fund I Limited Partnership (“Fund I”); CapitalSouth Partners Fund II Limited Partnership (“Fund II”); CapitalSouth Partners Fund III, L.P. (“Fund III Parent”); CapitalSouth Partners SBIC Fund III, L.P. (“Fund III”) and CapitalSouth Partners Florida Sidecar Fund I, L.P. (“Florida Sidecar” and, collectively with Fund I, Fund II, Fund III, and Fund III Parent, the “Legacy Funds”); (ii) raising capital in the IPO and (iii) continuing and expanding the business of the Legacy Funds by making additional debt and equity investments in lower middle-market and traditional middle-market companies.

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III, and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III, and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their SBIC licenses and continued to hold their existing investments at the time of IPO and have continued to make new investments after the IPO. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding SBA debentures and relinquished its SBIC license.

At the time of the Formation Transactions, our portfolio consisted of: (1) approximately $326.3 million in investments; (2) an aggregate of approximately $67.1 million in cash, interest receivable and other assets; and (3) liabilities of approximately $202.2 million of U.S. Small Business Administration (“SBA”) guaranteed debt payable. Fund III, our subsidiary, is licensed under the Small Business Investment Company (“SBIC”) Act and has elected to be regulated as a BDC under the 1940 Act. Fund II, our subsidiary, was licensed under the SBIC Act until March 1, 2019 and has elected to be regulated as a BDC under the 1940 Act.

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

The Company’s financial statements as of March 31, 2019 and December 31, 2018 and for the periods ended March 31, 2019 and March 31, 2018 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

Consolidation

As provided under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned investment company subsidiaries (Fund II, Fund III, and the Taxable Subsidiaries) in its consolidated financial statements. The Company does not consolidate its interest in Capitala Senior Loan Fund II, LLC (‘‘CSLF II’’) because the investment is not considered a substantially wholly owned investment company subsidiary. Further, CSLF II is a joint venture for which shared power exists relating to the decisions that most significantly impact the economic performance of the entity. See Note 4 to the consolidated financial statements for a description of the Company’s investment in CSLF II.

Revenues

We generate revenue primarily from the periodic cash interest we collect on our debt investments. In addition, most of our debt investments offer the opportunity to participate in a borrower’s equity performance through warrant participation, direct equity ownership, or otherwise, which we expect to result in revenue in the form of dividends and/or capital gains. Further, we may generate revenue in the form of commitment, origination, amendment, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. These fees will be recognized as they are earned.

Expenses

Our primary operating expenses include the payment of investment advisory fees to our Investment Advisor, our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under an administration agreement between us and the Administrator (the “Administration Agreement”) and other operating expenses as detailed below. Our investment advisory fee will compensate our Investment Advisor for its work in identifying, evaluating, negotiating, closing, monitoring, and servicing our investments. We will bear all other expenses of our operations and transactions, including (without limitation):

•	the cost of our organization;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of our shares and other securities;

•	interest payable on debt, if any, to finance our investments;

•	fees payable to third parties relating to, or associated with, making investments (such as legal, accounting, and travel expenses incurred in connection with making investments), including fees and expenses associated with performing due diligence reviews of prospective investments and advisory fees;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	costs associated with our reporting and compliance obligations under the 1940 Act, the Securities Exchange Act of 1934, as amended (the “1934 Act”), other applicable federal and state securities laws and ongoing stock exchange listing fees;

•	federal, state, and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	costs of proxy statements, stockholders’ reports and other communications with stockholders;

•	fidelity bond, directors’ and officers’ liability insurance, errors and omissions liability insurance, and other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, telephone, and staff;

•	fees and expenses associated with independent audits and outside legal costs; and

•	all other expenses incurred by either our Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of any costs of compensation and related expenses of our chief compliance officer, our chief financial officer, our chief accounting officer, and their respective administrative support staff.

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

Income Taxes

Prior to the Formation Transactions, the Legacy Funds were treated as partnerships for U.S. federal, state, and local income tax purposes and, therefore, no provision has been made in the accompanying consolidated financial statements for federal, state, or local income taxes. In accordance with the partnership tax law requirements, each partner would include their respective components of the Legacy Funds’ taxable profits or losses, as shown on their Schedule K-1 in their respective tax or information returns. The Legacy Funds are disregarded entities for tax purposes prior to and post the Formation Transactions.

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

The Company elected to amend its tax year end from August 31 to December 31 and has filed a tax return for the four months ended December 31, 2017. The tax periods ended December 31, 2018, December 31, 2017, August 31, 2017, and August 31, 2016 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the periods ended March 31, 2019 and March 31, 2018. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of March 31, 2019 and December 31, 2018, the Company recorded a net deferred tax asset of $0.7 million and $0.6 million, respectively. For the three months ended March 31, 2019, the Company recorded a tax benefit of $66 thousand. For the three months ended March 31, 2018, the Company recorded a tax provision of $50 thousand.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of March 31, 2019 and December 31, 2018, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of March 31, 2019 and December 31, 2018. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations, and interpretations thereof.

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. The Taxable Subsidiaries’ provisional tax is based on the new lower blended federal and state corporate tax rate of 24.86%. The implementation of the Tax Act did not have a material impact on the Company’s financial position and results of operations.

Portfolio and Investment Activity

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, second lien loans, and subordinated loans and, to a lesser extent, equity securities issued by lower middle-market companies and traditional middle-market companies. As of March 31, 2019, our portfolio consisted of investments in 43 portfolio companies with a fair value of approximately $455.4 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans or delayed draw facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt in one debt security, bifurcating the loan into a first-out tranche and last-out tranche. As of March 31, 2019, 17.2% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2018, 13.7% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

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

During the three months ended March 31, 2019, we made approximately $21.1 million of investments and had approximately $11.5 million in repayments and sales of investments, resulting in net investments of approximately $9.6 million for the period. During the three months ended March 31, 2018, we made approximately $27.8 million of investments and had approximately $21.4 million in repayments and sales, resulting in net investments of approximately $6.4 million for the period.

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

As of March 31, 2019, our debt investment portfolio, which represented 76.5% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 12.1%. As of March 31, 2019, 38.2% of the fair value of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2018, our debt investment portfolio, which represented 76.4% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 11.9%. As of December 31, 2018, 41.4% of the fair value of our debt investment portfolio was bearing a fixed rate of interest.

The weighted average annualized yield is calculated based on the effective interest rate as of period end, divided by the fair value of our debt investments. The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. There can be no assurance that the weighted average annualized yield will remain at its current level.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of March 31, 2019 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$247,042	54.5%	$241,458	49.9%
Second Lien Debt	37,147	8.2	33,373	6.9
Subordinated Debt	72,975	16.1	73,496	15.2
Equity and Warrants	54,174	11.9	93,133	19.2
Capitala Senior Loan Fund II, LLC	13,600	3.0	13,930	2.9
Cash and Cash Equivalents	28,470	6.3	28,470	5.9
Total	$453,408	100.0%	$483,860	100.0%

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of December 31, 2018 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$252,174	54.9%	$237,570	48.7%
Second Lien Debt	33,040	7.2	32,495	6.7
Subordinated Debt	72,562	15.8	73,113	15.0
Equity and Warrants	48,594	10.6	92,054	18.9
Capitala Senior Loan Fund II, LLC	13,600	3.0	13,695	2.8
Cash and Cash Equivalents	39,295	8.5	39,295	7.9
Total	$459,265	100.0%	$488,222	100.0%

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	March 31, 2019		December 31, 2018
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$58,597	12.9%	$57,946	12.9%
Financial Services	28,685	6.3	21,666	4.8
Consumer Products	27,132	6.0	27,746	6.2
Information Technology	25,410	5.6	25,232	5.6
Sales & Marketing Services	19,623	4.3	19,496	4.3
Telecommunications	18,000	3.9	18,000	4.0
Food Product Manufacturer	17,328	3.8	17,335	3.9
Industrial Equipment Rental	17,260	3.8	16,327	3.6
Healthcare	17,227	3.8	16,972	3.8
Building Products	16,396	3.6	14,833	3.3
IT Consulting	15,184	3.3	15,233	3.4
Retail	14,853	3.3	14,979	3.3
Automobile Part Manufacturer	14,467	3.2	14,384	3.2
Investment Funds	13,930	3.1	13,695	3.0
Healthcare Management	13,424	2.9	13,792	3.1
Multi-Platform Media and Consumer Products	13,000	2.8	13,000	2.9
Government Services	12,097	2.7	12,109	2.7
Textile Equipment Manufacturer	12,033	2.6	12,848	2.8
Oil & Gas Services	9,596	2.1	9,861	2.2
Conglomerate	9,088	2.0	9,004	2.0
Computer Supply Retail	9,062	2.0	10,597	2.4
Advertising & Marketing Services	9,019	2.0	8,712	1.9
Testing Laboratories	7,492	1.6	7,503	1.7
Professional and Personal Digital Imaging	6,869	1.5	6,674	1.5
Oil & Gas Engineering and Consulting Services	6,629	1.5	6,854	1.5
Produce Distribution	6,338	1.4	6,210	1.4
Electronic Machine Repair	6,160	1.3	6,432	1.4
Data Services	5,000	1.1	—	—
Medical Device Distributor	4,827	1.1	4,797	1.1
Restaurant	4,800	1.0	4,903	1.1
Online Merchandise Retailer	3,467	0.8	3,499	0.8
Footwear Retail	3,184	0.7	3,184	0.7
Logistics	2,984	0.6	2,984	0.7
QSR Franchisor	2,442	0.5	3,018	0.7
Home Repair Parts Manufacturer	2,287	0.5	1,722	0.4
Household Product Manufacturer	758	0.2	758	0.2
Data Processing & Digital Marketing	742	0.2	742	0.2
Farming	—	—	5,880	1.3
Total	$455,390	100.0%	$448,927	100.0%

With the exception of the international investment holdings noted below, all investments made by the Company as of March 31, 2019 and December 31, 2018 were made in portfolio companies located in the U.S. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019		December 31, 2018
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$232,847	51.1%	$224,856	50.1%
Midwest	79,532	17.5	77,537	17.3
West	77,307	17.0	77,353	17.2
Northeast	65,704	14.4	66,303	14.8
International	—	—	2,878	0.6
Total	$455,390	100.0%	$448,927	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	As of March 31, 2019		As of December 31, 2018
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$167,251	36.7%	$171,829	38.3%
2	208,186	45.7	194,411	43.3
3	73,433	16.1	73,325	16.3
4	6,520	1.5	9,362	2.1
5	—	—	—	—
Total	$455,390	100.0%	$448,927	100.0%

As of March 31, 2019, we had one debt investment on non-accrual status with an amortized cost of $8.9 million and a fair value of $6.5 million, which represented 2.1% and 1.4% of the investment portfolio, respectively. As of December 31, 2018, we had debt investments in two portfolio companies on non-accrual status with an amortized cost of $20.7 million and a fair value of $9.4 million, which represented 4.9% and 2.1% of the investment portfolio, respectively.

Capitala Senior Loan Fund II, LLC

On December 20, 2018, Capitala and Trinity Universal Insurance Company (“Trinity”), a subsidiary of Kemper Corporation, entered into a limited liability company agreement (the “LLC Agreement”) to co-manage CSLF II. The purpose and design of the joint venture is to invest primarily in senior secured first-out loans. Capitala and Trinity have committed to provide $25.0 million of equity to CSLF II, with Capitala providing $20.0 million and Trinity providing $5.0 million.

Capitala and Trinity each appointed two members to CSLF II’s four-person board of directors and investment committee. All material decisions with respect to CSLF II, including those involving its investment portfolio, require approval of a member on the board of directors and investment committee of at least one member representing Capitala and Trinity, respectively.

As of March 31, 2019, $13.6 million and $3.4 million in equity capital had been contributed by Capitala and Trinity, respectively. As of March 31, 2019, the Company and Trinity had $6.4 million and $1.6 million of unfunded equity capital commitments outstanding, respectively. As of December 31, 2018, $13.6 million and $3.4 million in equity capital had been contributed by Capitala and Trinity, respectively. As of December 31, 2018, the Company and Trinity had $6.4 million and $1.6 million of unfunded equity capital commitments outstanding, respectively. The Company’s equity investment in CSLF II is not redeemable.

Below is a summary of CSLF II’s portfolio as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
First lien loans (1)	$16,725	$10,000
Weighted average current interest rate on first lien loans	7.5%	7.6%
Number of portfolio companies in CSLF II	3	2
Largest portfolio company investment (1)	$6,750	$5,550
Total of five largest portfolio company investments (1)(2)	$16,725	$10,000

(1)	Based on principal amount outstanding at period end.

(2)	Only three investments and two investments outstanding as of March 31, 2019 and December 31, 2018, respectively.

Below is CSLF II’s schedule of investments as of March 31, 2019:

Capitala Senior Loan Fund II, LLC
Schedule of Investments
March 31, 2019
(in thousands)

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost	Fair Value
Investments at Fair Value
U.S. BioTek Laboratories, LLC	Testing Laboratories	First Lien Debt (7.6% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	$4,489	$4,489	$4,489
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.5% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	5,486	5,486	5,486
RAM Payment, LLC	Financial Services	First Lien Debt (7.5% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	6,750	6,750	6,750
TOTAL INVESTMENTS			$16,725	$16,725	$16,725

Below is CSLF II’s schedule of investments as of December 31, 2018:

Capitala Senior Loan Fund II, LLC
Schedule of Investments
December 31, 2018
(in thousands)

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost	Fair Value
Investments at Fair Value
U.S. BioTek Laboratories, LLC	Testing Laboratories	First Lien Debt (7.8% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	$4,500	$4,500	$4,500
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.5% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	5,500	5,500	5,500
TOTAL INVESTMENTS			$10,000	$10,000	$10,000

Below is the financial information for CSLF II:

Capitala Senior Loan Fund II, LLC
Statements of Assets and Liabilities
(in thousands)

	March 31, 2019	December 31, 2018
ASSETS
Investments at fair value (amortized cost of $16,725 and $10,000, respectively)	$16,725	$10,000
Cash and cash equivalents	665	7,100
Interest receivable	109	31
Total assets	$17,499	$17,131
LIABILITIES
Accounts payable	$87	$12
Total liabilities	$87	$12
NET ASSETS
Partners’ capital	$17,412	$17,119
Total net assets	$17,412	$17,119

Capitala Senior Loan Fund II, LLC
Statements of Operations
(in thousands)

	For the three months ended March 31,
	2019	2018
INVESTMENT INCOME
Interest income	$312	$—
Fee income	68	—
Total investment income	$380	$—
EXPENSES
General and administrative expenses	$87	$—
Total expenses	$87	$—
NET INVESTMENT INCOME	$293	$—
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$293	$—

Results of Operations

Operating results for the three months ended March 31, 2019 and 2018 were as follows (dollars in thousands):

	For the three months ended
	March 31, 2019	March 31, 2018
Total investment income	$12,684	$12,572
Total expenses	8,549	8,134
Net investment income	4,135	4,438
Net realized loss on investments	(5,847)	(3,855)
Net unrealized appreciation (depreciation) on investments	1,495	(392)
Tax benefit (provision)	66	(50)
Net increase (decrease) in net assets resulting from operations	$(151)	$141

Investment income

The composition of our investment income for the three months ended March 31, 2019 and 2018 was as follows (dollars in thousands):

	For the three months ended
	March 31, 2019	March 31, 2018
Interest income	$10,021	$10,659
Fee income	387	487
Payment-in-kind interest and dividend income	919	1,357
Dividend income	1,306	54
Interest from cash and cash equivalents	51	15
Total investment income	$12,684	$12,572

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

For the three months ended March 31, 2019, total investment income increased by $0.1 million, or 0.9%, compared to the three months ended March 31, 2018. Interest income decreased from $10.7 million for the three months ended March 31, 2018 to $10.0 million for the three months ended March 31, 2019. The decrease from the prior period is primarily related to lower average outstanding debt investments during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. PIK income declined from $1.4 million for the three months ended March 31, 2018 to $0.9 million for the three months ended March 31, 2019, primarily due to a decrease in investments with a contractual PIK rate. Fee income decreased from $0.5 million for the three months ended March 31, 2018 to $0.4 million for the three months ended March 31, 2019. For the three months ended March 31, 2019, we generated $0.4 million in origination fees from new deployments. Comparatively, for the three months ended March 31, 2018, we generated $0.3 million in origination fees from new deployments and $0.2 million in non-origination fees. Dividend income increased from $0.1 million for the three months ended March 31, 2018 to $1.3 million for the three months ended March 31, 2019, driven by a one-time dividend of $1.3 million received on our investment in Nth Degree, Inc.

Operating expenses

The composition of our expenses for the three months ended March 31, 2019 and March 31, 2018 was as follows (dollars in thousands):

	For the three months ended
	March 31, 2019	March 31, 2018
Interest and financing expenses	$4,413	$4,364
Base management fee	2,118	2,303
Incentive fees	1,034	244
General and administrative expenses	984	1,223
Total expenses	$8,549	$8,134

For the three months ended March 31, 2019, operating expenses increased $0.4 million, or 5.1%, compared to the three months ended March 31, 2018. For the three months ended March 31, 2019, interest and financing expenses remained relatively flat compared to the three months ended March 31, 2018 with limited change in average debt outstanding and average interest rates. Management fees declined from $2.3 million for the three months ended March 31, 2018 to $2.1 million for the three months ended March 31, 2019, due to lower average assets under management. Incentive fees increased from $0.2 million for the three months ended March 31, 2018 to $1.0 million for the three months ended March 31, 2019, primarily due to higher pre-incentive fee net investment income. General and administrative expenses decreased from $1.2 million for the three months ended March 31, 2018 to $1.0 million for the three months ended March 31, 2019, primarily due to lower audit expense recognized during the period.

Net realized gains (losses) on sales of investments

During the three months ended March 31, 2019 and March 31, 2018 we recognized $(5.8) million and $(3.9) million, respectively, of net realized losses on our portfolio investments.

Net unrealized appreciation (depreciation) on investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended March 31, 2019 and 2018 we had net unrealized appreciation (depreciation) of $1.5 million and $(0.4) million, respectively.

Tax benefit (provision)

For the three months ended March 31, 2019 and 2018 we recorded a tax benefit of $0.1 million and a tax provision of $(0.1) million, respectively.

Changes in net assets resulting from operations

For the three months ended March 31, 2019 and 2018 we recorded a net increase (decrease) in net assets resulting from operations of $(0.2) million and $0.1 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2019 and 2018 our per share net increase (decrease) in net assets resulting from operations was $(0.01) and $0.01, respectively.

Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in six portfolio companies that are considered significant subsidiaries under the guidance in Regulation S-X but are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each such portfolio company, along with summarized financial information as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and March 31, 2018.

AAE Acquisition, LLC

AAE Acquisition, LLC, formed on May 21, 2004 as a Delaware limited liability company, is an aerial equipment rental and services business primarily serving the Gulf Coast region. The income (loss) the Company generated from AAE Acquisition, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $(2.9) million and $0.7 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

CableOrganizer Acquisition, LLC

CableOrganizer Acquisition, LLC, a Delaware limited liability company that began operations on April 23, 2013, is a leading online provider of cable and wire management products. The loss the Company generated from CableOrganizer Acquisition, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, realized loss, and unrealized appreciation (depreciation), was $(1.7) million and $(0.9) million for the three months ended March 31, 2019 and March 31, 2018, respectively.

Micro Precision, LLC

Micro Precision, LLC, formed on August 5, 2011 as a Delaware limited liability company, is a prime contractor supplying critical parts and mechanical assemblies to the U.S. Department of Defense as well as designer and manufacturer of locomotive air horns. The income (loss) the Company generated from Micro Precision, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $0.3 million and $(0.2) million for the three months ended March 31, 2019 and March 31, 2018, respectively.

Navis Holdings, Inc.

Navis Holdings, Inc., incorporated in Delaware on December 21, 2010, designs and manufactures leading machinery for the global knit and woven finishing textile industries. The income (loss) the Company generated from Navis Holdings, Inc., which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation) was $(0.5) million and $0.5 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

Portrait Studio, LLC

Portrait Studio, LLC, formed on December 12, 2017 as a Delaware limited liability company, is a professional and personal imaging platform, operating retail studios throughout the U.S. and an ecommerce virtual studio web portal. The loss the Company generated from Portrait Studio, LLC, which includes all interest, dividends, PIK interest, and PIK dividends, fees, and unrealized depreciation, was $(0.5) million and $(0.3) million for the three months ended March 31, 2019 and March 31, 2018.

Eastport Holdings, LLC

Eastport Holdings, LLC, an Ohio limited liability company organized on November 1, 2011, is a holding company consisting of marketing and advertising companies located across the U.S. The income (loss) the Company generated from Eastport Holdings, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $(0.6) million and $0.6 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

The summarized unaudited financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):

	As of
	March 31,	December 31,
Balance Sheets – AAE Acquisition, LLC	2019	2018
Current assets	$7,195	$7,277
Noncurrent assets	21,928	22,994
Total assets	$29,123	$30,271

Current liabilities	$54,684	$53,939
Noncurrent liabilities	1,726	2,122
Total liabilities	$56,410	$56,061

Total deficit	$(27,287)	$(25,790)

	For the three months ended
	March 31,	March 31,
Statements of Operations – AAE Acquisition, LLC	2019	2018
Net sales	$6,541	$6,623
Cost of goods sold	5,001	4,855
Gross profit	$1,540	$1,768

Other expenses	$3,034	$3,116
Loss before income taxes	(1,494)	(1,348)
Income tax provision	—	—
Net loss	$(1,494)	$(1,348)

	As of
	March 31,	December 31,
Balance Sheets – CableOrganizer Acquisition, LLC	2019	2018
Current assets	$2,874	$2,987
Noncurrent assets	7,067	8,459
Total assets	$9,941	$11,446

Current liabilities	$3,013	$13,094
Noncurrent liabilities	3,689	—
Total liabilities	$6,702	$13,094

Total equity (deficit)	$3,239	$(1,648)

	For the three months ended
	March 31,	March 31,
Statements of Operations – CableOrganizer Acquisition, LLC	2019	2018
Net sales	$3,177	$4,926
Cost of goods sold	2,229	3,411
Gross profit	$948	$1,515

Other expenses	$1,909	$2,015
Loss before income taxes	(961)	(500)
Income tax provision	—	—
Net loss	$(961)	$(500)

	As of
	March 31,	December 31,
Balance Sheets – Micro Precision, LLC	2019	2018
Current assets	$7,128	$5,880
Noncurrent assets	19,399	19,436
Total assets	$26,527	$25,316

Current liabilities	$19,932	$18,712
Noncurrent liabilities	2,965	2,961
Total liabilities	$22,897	$21,673

Total equity	$3,630	$3,643

	For the three months ended
	March 31,	March 31,
Statements of Operations – Micro Precision, LLC	2019	2018
Net sales	$2,908	$2,367
Cost of goods sold	1,581	1,308
Gross profit	$1,327	$1,059

Other expenses	$1,339	$1,216
Loss before income taxes	(12)	(157)
Income tax provision	—	—
Net loss	$(12)	$(157)

	As of
	March 31,	December 31,
Balance Sheets – Navis Holdings, Inc.	2019	2018
Current assets	$4,875	$5,868
Noncurrent assets	4,723	5,145
Total assets	$9,598	$11,013

Current liabilities	$4,096	$5,542
Noncurrent liabilities	8,113	8,060
Total liabilities	$12,209	$13,602

Total deficit	$(2,611)	$(2,589)

	For the three months ended
	March 31,	March 31,
Statements of Operations – Navis Holdings, Inc.	2019	2018
Net sales	$4,623	$3,364
Cost of goods sold	2,645	2,025
Gross profit	$1,978	$1,339

Other expenses	$1,673	$1,336
Income before income taxes	305	3
Income tax provision	(70)	(2)
Net income	$235	$1

	As of
	March 31,	December 31,
Balance Sheets – Portrait Studio, LLC	2019	2018
Current assets	$2,082	$2,833
Noncurrent assets	3,765	4,324
Total assets	$5,847	$7,157

Current liabilities	$4,088	$4,236
Noncurrent liabilities	7,509	7,510
Total liabilities	$11,597	$11,746

Total deficit	$(5,750)	$(4,589)

	For the three months ended
	March 31,	March 31,
Statements of Operations – Portrait Studio, LLC	2019	2018
Net sales	$8,497	$10,589
Cost of goods sold	1,077	1,470
Gross profit	$7,420	$9,119

Other expenses	$8,598	$10,438
Loss before income taxes	(1,178)	(1,319)
Income tax provision	—	—
Net loss	$(1,178)	$(1,319)

	As of
	March 31,	December 31,
Balance Sheets - Eastport Holdings, LLC	2019	2018
Current assets	$96,859	$81,232
Noncurrent assets	198,360	198,962
Total assets	$295,219	$280,194

Current liabilities	$163,389	$144,928
Noncurrent liabilities	55,493	56,951
Total liabilities	$218,882	$201,879

Total equity	$76,337	$78,315

	For the three months ended
	March 31,	March 31,
Statements of Operations - Eastport Holdings, LLC	2019	2018
Net sales	$117,670	$132,477
Cost of goods sold	79,857	93,021
Gross profit	$37,813	$39,456

Other expenses	$39,561	$38,495
Income (loss) before income taxes	(1,748)	961
Income tax (provision) benefit	58	(307)
Net Income (loss)	$(1,690)	$654

Financial Condition, Liquidity and Capital Resources

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our stockholders, and repay indebtedness.

Since our IPO, we have raised approximately $136.0 million in net proceeds from equity offerings through March 31, 2019.

On October 17, 2014, the Company entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. The Credit Facility was amended on May 22, 2015, June 16, 2017, July 19, 2018, and February 22, 2019 (the “Amendments”). The Amendments were affected, among other things, in order to increase the total borrowings allowed under the Credit Facility, allow for stock repurchases, extend the maturity date, reduce the minimum required interest coverage ratio, reduce the minimum required net asset value, and reduce the minimum required asset coverage ratio. The Credit Facility currently provides for borrowings up to $114.5 million and may be increased up to $200.0 million pursuant to its “accordion” feature. The Credit Facility matures on June 16, 2021. As of March 31, 2019, we had $25.0 million outstanding and $89.5 million available under the Credit Facility.

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

As of March 31, 2019, Fund III had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding. In addition to our existing SBA-guaranteed debentures, we may, if permitted by regulation, seek to issue additional SBA-guaranteed debentures as well as other forms of leverage and borrow funds to make investments. On June 10, 2014, we received an exemptive order from the SEC exempting us, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the 1934 Act, with respect to Fund II and Fund III. We intend to comply with the conditions of the order.

As of March 31, 2019, we had $28.5 million in cash and cash equivalents, and our net assets totaled $186.7 million.

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

A summary of our significant contractual payment obligations as of March 31, 2019 are as follows (dollars in thousands):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
SBA Debentures	$—	$125,000	$25,000	$—	$150,000
2022 Notes	—	—	75,000	—	75,000
2022 Convertible Notes	—	—	52,088	—	52,088
Credit Facility	—	25,000	—	—	25,000
Total Contractual Obligations	$—	$150,000	$152,088	$—	$302,088

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

We have adopted an “opt out” dividend reinvestment plan (“DRIP”) for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock unless a stockholder specifically “opts out” of our DRIP. If a stockholder opts out, that stockholder will receive cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state, and local taxes in the same manner as cash distributions, stockholders participating in our DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes.

 The following tables summarize our distributions declared from January 1, 2017 through March 31, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share
January 2, 2019	January 24, 2019	January 30, 2019	$0.0833
January 2, 2019	February 20, 2019	February 27, 2019	0.0833
January 2, 2019	March 21, 2019	March 28, 2019	0.0833
Total Distributions Declared and Distributed for 2019			$0.25

Date Declared	Record Date	Payment Date	Amount Per Share
January 2, 2018	January 22, 2018	January 30, 2018	$0.0833
January 2, 2018	February 20, 2018	February 27, 2018	0.0833
January 2, 2018	March 23, 2018	March 29, 2018	0.0833
April 2, 2018	April 19, 2018	April 27, 2018	0.0833
April 2, 2018	May 22, 2018	May 30, 2018	0.0833
April 2, 2018	June 20, 2018	June 28, 2018	0.0833
July 2, 2018	July 23, 2018	July 30, 2018	0.0833
July 2, 2018	August 23, 2018	August 30, 2018	0.0833
July 2, 2018	September 20, 2018	September 27, 2018	0.0833
October 1, 2018	October 23, 2018	October 30, 2018	0.0833
October 1, 2018	November 21, 2018	November 29, 2018	0.0833
October 1, 2018	December 20, 2018	December 28, 2018	0.0833
Total Distributions Declared and Distributed for 2018			$1.00

Date Declared	Record Date	Payment Date	Amount Per Share
January 3, 2017	January 20, 2017	January 30, 2017	$0.1300
January 3, 2017	February 20, 2017	February 27, 2017	0.1300
January 3, 2017	March 23, 2017	March 30, 2017	0.1300
April 3, 2017	April 19, 2017	April 27, 2017	0.1300
April 3, 2017	May 23, 2017	May 29, 2017	0.1300
April 3, 2017	June 24, 2017	June 29, 2017	0.1300
July 3, 2017	July 21, 2017	July 28, 2017	0.1300
July 3, 2017	August 23, 2017	August 30, 2017	0.1300
July 3, 2017	September 20, 2017	September 28, 2017	0.1300
October 2, 2017	October 23, 2017	October 30, 2017	0.0833
October 2, 2017	November 21, 2017	November 29, 2017	0.0833
October 2, 2017	December 20, 2017	December 28, 2017	0.0833
Total Distributions Declared and Distributed for 2017			$1.42

Related Parties

We have entered into the Investment Advisory Agreement with the Investment Advisor. Joseph B. Alala, our chief executive officer and chairman of our Board, is the managing partner and chief investment officer of the Investment Advisor, and M. Hunt Broyhill, a member of our Board, has an indirect controlling interest in the Investment Advisor.

In addition, an affiliate of the Investment Advisor also manages CapitalSouth Partners SBIC Fund IV, L.P. (‘‘Fund IV’’), a private investment limited partnership which provides financing solutions to smaller and lower middle-market companies that had its first closing in March 2013 and obtained SBA approval for its SBIC license in April 2013. In addition to Fund IV, affiliates of the Investment Advisor may manage several affiliated funds whereby institutional limited partners in Fund IV have the opportunity to co-invest with Fund IV in portfolio investments. An affiliate of the Investment Advisor also manages Capitala Private Credit Fund V, L.P. (‘‘Fund V’’), a private investment limited partnership, and a private investment vehicle (referred to herein as “Capitala Specialty Lending Corp” or “CSLC”), both of which provide financing solutions to lower middle-market and traditional middle-market companies. The Investment Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. To the extent permitted by the 1940 Act and interpretation of the SEC staff, the Investment Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Advisor or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Advisor’s allocation procedures. We expect to make, and have made, co-investments with Fund IV, Fund V, and/or CSLC to the extent their respective investment strategies align with ours.

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

 The Company may invest in the same unitranche facility as CSLF II, whereby CSLF II provides the first-out portion of the unitranche facility and the Company and other lenders provide the last-out portion of the unitranche facility. Under a guarantee agreement, the Company may be required to purchase its pro-rata portion of first-out loans from CSLF II upon certain triggering events, including acceleration upon payment default of the underlying borrower. As of March 31, 2019, the Company has evaluated the fair value of the guarantee under the guidance of ASC Topic 460 — Guarantees and determined that the fair value of the guarantee is immaterial as the risk of payment default for first-out loans in CSLF II is considered remote. The maximum exposure to credit risk as of March 31, 2019 is $7.3 million and extends to the stated maturity of the underlying loans in CSLF II.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, the Company had outstanding unfunded commitments related to debt and equity investments in existing portfolio companies of $6.4 million (CSLF II), $4.2 million (Portrait Studio, LLC), $1.0 million (U.S. BioTek Laboratories, LLC), $1.0 million (Freedom Electronics, LLC), $1.0 million (CableOrganizer Acquisition, LLC), $0.5 million (MC Sign Lessor, Corp), and $0.3 million (RAM Payment, LLC). As of December 31, 2018, the Company had outstanding unfunded commitments related to debt and equity investments in existing portfolio companies of $6.4 million (CSLF II), $5.0 million (Portrait Studio, LLC), $1.1 million (MC Sign Lessor, Corp), $1.0 million (U.S. BioTek Laboratories, LLC), $0.8 million (Freedom Electronics, LLC), and $0.3 million (CableOrganizer Acquisition, LLC).

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Developments

Distributions

On April 1, 2019 our Board declared the following distributions:

Date Declared	Record Date	Payment Date	Distributions per Share
April 1, 2019	April 22, 2019	April 29, 2019	$0.0833
April 1, 2019	May 23, 2019	May 30, 2019	$0.0833
April 1, 2019	June 20, 2019	June 27, 2019	$0.0833

Portfolio Activity

On May 1, 2019, the Company invested $10.6 million in first lien debt and $0.4 million in equity of Family Quest Holdings, LLC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts subject to the requirements of the 1940 Act. For the three months ended March 31, 2019, we did not engage in hedging activities.

As of March 31, 2019, we held 26 securities bearing a variable rate of interest. Our variable rate investments represent approximately 61.8% of the fair value of total debt investments. As of March 31, 2019, 4.4% of variable rate securities were yielding interest at a rate equal to the established interest rate floor or interest rate ceiling and 95.6% of variable rate securities were yielding interest at a rate above its interest rate floor or were not subject to an interest rate floor. As of March 31, 2019, we had $25.0 million outstanding on our Credit Facility, which has a variable rate of interest at one-month LIBOR + 3.0%. As of March 31, 2019, all of our other interest paying liabilities, consisting of $150.0 million in SBA-guaranteed debentures, $75.0 million in 2022 Notes, and $52.1 million in 2022 Convertible Notes, were bearing interest at a fixed rate.

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

Based on our March 31, 2019 consolidated statements of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$6,528	$(750)	$5,778
Up 200 basis points	$4,367	$(500)	$3,867
Up 100 basis points	$2,184	$(250)	$1,934
Down 100 basis points	$(1,608)	$250	$(1,358)
Down 200 basis points	$(2,896)	$500	$(2,396)
Down 300 basis points	$(2,913)	$624	$(2,289)

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, are in the early stages of the proceedings, and are subject to appeal. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings, and other parties’ settlement posture and their evaluation of the strength or weakness of their case against us. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from, the matters described above. Based on information currently available, the Company does not believe that any reasonably possible losses arising from the currently pending legal matters described above will be material to the Company’s results of operations or financial condition. However, in light of the inherent uncertainties involved in such matters, an adverse outcome in this litigation could materially adversely affect the Company’s financial condition, results of operations or cash flows in any particular reporting period.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled “Recent legislation may allow us to incur additional leverage”. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the three months ended March 31, 2019, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2019, we issued 32,596 shares of common stock under our DRIP. The issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our DRIP during the quarter ended March 31, 2019 was approximately $0.3 million. Other than the shares issued under our DRIP during the quarter ended March 31, 2019, we did not sell any unregistered equity securities.

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

Date: May 6, 2019	By	/s/ Joseph B. Alala III
Joseph B. Alala III
Chief Executive Officer
(Principal Executive Officer)
Capitala Finance Corp.

Date: May 6, 2019	By	/s/ Stephen A. Arnall
Stephen A. Arnall
Chief Financial Officer
(Principal Financial Officer)
Capitala Finance Corp.

Date: May 6, 2019	By	/s/ Kevin A. Koonts
Kevin A. Koonts
Chief Accounting Officer
(Principal Accounting Officer)
Capitala Finance Corp.

