Form 10-Q
period 2019-06-30
Capitala Finance Corp.
filed 2019-08-05
CIK 1571329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive office, telephone number and state or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number
814-01022	Capitala Finance Corp. 4201 Congress St., Suite 360 Charlotte, North Carolina 28209 State of Incorporation: Maryland Telephone: (704) 376-5502	90-0945675

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share 5.75% Convertible Notes due 2022 6.00% Notes due 2022	CPTA CPTAG CPTAL	NASDAQ Global Select Market NASDAQ Capital Market NASDAQ Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.           ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of Capitala Finance Corp.’s common stock, $0.01 par value, outstanding as of August 2, 2019 was 16,130,669.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Capitala Finance Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of
	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $260,927 and $280,114, respectively)	$270,677	$286,843
Affiliate investments (amortized cost of $73,803 and $72,300, respectively)	89,505	92,939
Control investments (amortized cost of $43,272 and $67,556, respectively)	30,877	69,145
Total investments at fair value (amortized cost of $378,002 and $419,970, respectively)	391,059	448,927
Cash and cash equivalents	43,474	39,295
Interest and dividend receivable	2,453	3,778
Prepaid expenses	217	454
Deferred tax asset, net	-	628
Other assets	104	83
Total assets	$437,307	$493,165

LIABILITIES
SBA debentures (net of deferred financing costs of $1,264 and $1,688, respectively)	$148,736	$164,012
2022 Notes (net of deferred financing costs of $1,721 and $1,987, respectively)	73,279	73,013
2022 Convertible Notes (net of deferred financing costs of $1,090 and $1,259, respectively)	50,998	50,829
Credit Facility (net of deferred financing costs of $828 and $983, respectively)	4,172	9,017
Management and incentive fees payable	3,583	2,487
Interest and financing fees payable	2,676	3,063
Accounts payable and accrued expenses	-	100
Total liabilities	$283,444	$302,521

Commitments and contingencies (Note 2)

NET ASSETS
Common stock, par value $0.01, 100,000,000 common shares authorized, 16,118,948 and 16,051,547 common shares issued and outstanding, respectively	$161	$161
Additional paid in capital	242,307	241,757
Total distributable loss	(88,605)	(51,274)
Total net assets	$153,863	$190,644
Total liabilities and net assets	$437,307	$493,165

Net asset value per share	$9.55	$11.88

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
INVESTMENT INCOME
Interest and fee income:
Non-control/non-affiliate investments	$7,541	$6,867	$14,826	$14,223
Affiliate investments	2,281	2,077	4,680	4,018
Control investments	582	1,838	1,306	3,687
Total interest and fee income	10,404	10,782	20,812	21,928
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	453	427	895	1,132
Affiliate investments	227	289	376	775
Control investments	44	254	372	420
Total payment-in-kind interest and dividend income	724	970	1,643	2,327
Dividend income:
Non-control/non-affiliate investments	-	59	1,281	59
Affiliate investments	-	29	-	58
Control investments	425	25	450	50
Total dividend income	425	113	1,731	167
Interest income from cash and cash equivalents	37	17	88	32
Total investment income	11,590	11,882	24,274	24,454

EXPENSES
Interest and financing expenses	4,228	4,331	8,641	8,695
Base management fee	2,020	2,314	4,138	4,617
Incentive fees	463	-	1,497	244
General and administrative expenses	1,145	1,006	2,129	2,229
Expenses before incentive fee waiver	7,856	7,651	16,405	15,785
Incentive fee waiver (See Note 6)	(288)	-	(288)	-
Total expenses, net of incentive fee waiver	7,568	7,651	16,117	15,785

NET INVESTMENT INCOME	4,022	4,231	8,157	8,669

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on investments:
Non-control/non-affiliate investments	365	(21,115)	(3,544)	(25,694)
Affiliate investments	2,387	139	2,276	863
Control investments	(17,829)	(1,646)	(19,656)	(1,646)
Net realized loss on investments	(15,077)	(22,622)	(20,924)	(26,477)
Net unrealized appreciation (depreciation) on investments:
Non-control/non-affiliate investments	(3,018)	25,093	3,021	27,227
Affiliate investments	(4,669)	(5,227)	(4,937)	(6,003)
Control investments	(9,708)	2,128	(13,984)	378
Net unrealized appreciation (depreciation) on investments	(17,395)	21,994	(15,900)	21,602
Net realized and unrealized loss on investments	(32,472)	(628)	(36,824)	(4,875)
Tax benefit (provision)	(694)	1,345	(628)	1,295
Total net realized and unrealized gain (loss) on investments, net of taxes	(33,166)	717	(37,452)	(3,580)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(29,144)	$4,948	$(29,295)	$5,089

NET INCREASE (DECREASE) IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC (SEE NOTE 11)	$(1.81)	$0.31	$(1.82)	$0.32

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – BASIC	16,096,678	15,981,857	16,079,885	15,970,599

NET INCREASE (DECREASE) IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – DILUTED (SEE NOTE 11)	$(1.81)	$0.26	$(1.82)	$0.27

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - DILUTED	16,096,678	19,297,331	16,079,885	19,286,073

DISTRIBUTIONS PAID PER SHARE	$0.25	$0.25	$0.50	$0.50

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid	Total Distributable
	Number of Shares	Par Value	in Capital	Earnings (Loss)	Total
BALANCE, March 31, 2018	15,974,218	$160	$241,191	$(23,147)	$218,204
Net investment income	-	-	-	4,231	4,231
Net realized loss on investments	-	-	-	(22,622)	(22,622)
Net unrealized appreciation on investments	-	-	-	21,994	21,994
Tax benefit	-	-	-	1,345	1,345
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	20,472	-	159	-	159
Distributions declared	-	-	-	(3,994)	(3,994)
BALANCE, June 30, 2018	15,994,690	$160	$241,350	$(22,193)	$219,317

BALANCE, March 31, 2019	16,084,143	$161	$242,012	$(55,439)	$186,734
Net investment income	-	-	-	4,022	4,022
Net realized loss on investments	-	-	-	(15,077)	(15,077)
Net unrealized depreciation on investments	-	-	-	(17,395)	(17,395)
Tax provision	-	-	-	(694)	(694)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	34,805	-	295	-	295
Distributions declared	-	-	-	(4,022)	(4,022)
BALANCE, June 30, 2019	16,118,948	$161	$242,307	$(88,605)	$153,863

	Common Stock		Additional Paid	Total Distributable
	Number of Shares	Par Value	in Capital	Earnings (Loss)	Total
BALANCE, December 31, 2017	15,951,231	$160	$241,027	$(19,300)	$221,887
Net investment income	-	-	-	8,669	8,669
Net realized loss on investments	-	-	-	(26,477)	(26,477)
Net unrealized appreciation on investments	-	-	-	21,602	21,602
Tax benefit	-	-	-	1,295	1,295
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	43,459	-	323	-	323
Distributions declared	-	-	-	(7,982)	(7,982)
BALANCE, June 30, 2018	15,994,690	$160	$241,350	$(22,193)	$219,317

BALANCE, December 31, 2018	16,051,547	$161	$241,757	$(51,274)	$190,644
Net investment income	-	-	-	8,157	8,157
Net realized loss on investments	-	-	-	(20,924)	(20,924)
Net unrealized depreciation on investments	-	-	-	(15,900)	(15,900)
Tax provision	-	-	-	(628)	(628)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	67,401	-	550	-	550
Distributions declared	-	-	-	(8,036)	(8,036)
BALANCE, June 30, 2019	16,118,948	$161	$242,307	$(88,605)	$153,863

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(29,295)	$5,089
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(34,924)	(38,976)
Repayments and sales of investments	58,131	53,656
Net realized loss on investments	20,924	26,477
Net unrealized (appreciation) depreciation on investments	15,900	(21,602)
Payment-in-kind interest and dividends	(1,643)	(2,327)
Accretion of original issue discount on investments	(520)	(550)
Amortization of deferred financing fees	1,096	931
Tax (benefit) provision	628	(1,295)
Changes in assets and liabilities:
Interest and dividend receivable	1,325	(444)
Due from related parties	-	95
Prepaid expenses	237	49
Other assets	(21)	(29)
Management and incentive fees payable	1,096	388
Interest and financing fees payable	(387)	(30)
Accounts payable and accrued expenses	(100)	7
Trade settlement payable	-	(175)
NET CASH PROVIDED BY OPERATING ACTIVITIES	32,447	21,264

CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns on SBA debentures	(15,700)	-
Proceeds from Credit Facility	15,000	21,000
Payments to Credit Facility	(20,000)	(25,000)
Distributions paid to shareholders	(7,486)	(7,659)
Deferred financing fees paid	(82)	-
NET CASH USED IN FINANCING ACTIVITIES	(28,268)	(11,659)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,179	9,605
CASH AND CASH EQUIVALENTS, beginning of period	39,295	31,221
CASH AND CASH EQUIVALENTS, end of period	$43,474	$40,826

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$7,279	$7,158

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Distributions paid through dividend reinvestment plan share issuances	$550	$323

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

June 30, 2019

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Non-control/non-affiliated investments - 175.9%

Non-control/non-affiliated investments - United States

3 Bridge Solutions, LLC	IT Consulting	First Lien Debt (11.4% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 12/4/22)	$13,784	$13,784	$13,784	9.0%

3 Bridge Solutions, LLC	IT Consulting	Preferred Units (965 units, 8.0% PIK) (6)		1,090	807	0.5%

3 Bridge Solutions, LLC	IT Consulting	Membership Units (39,000 units)		10	-	0.0%

				14,884	14,591	9.5%

Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (9.4% Cash (1 month LIBOR + 7.0%, 1.0% Floor), Due 12/18/22)	111	111	111	0.1%

Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (12.4% Cash, Due 12/18/22) (7)	13,000	13,000	10,282	6.7%

Alternative Biomedical Solutions, LLC	Healthcare	Membership Units (20,092 units)		800	-	0.0%

				13,911	10,393	6.8%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (10.5% Cash, 2.0% PIK, Due 6/11/20) (8)	9,388	8,919	6,551	4.3%

				8,919	6,551	4.3%

AmeriMark Direct, LLC	Consumer Products	First Lien Debt (12.8% Cash, Due 9/8/21)	17,800	17,585	17,518	11.4%

				17,585	17,518	11.4%

BigMouth, Inc.	Consumer Products	First Lien Debt (14.4% Cash, Due 11/14/21) (7)	8,746	8,746	8,746	5.7%

BigMouth, Inc.	Consumer Products	Series A Preferred Stock (350,000 shares)		411	289	0.2%

				9,157	9,035	5.9%

Bluestem Brands, Inc.	Online Merchandise Retailer	First Lien Debt (9.9% Cash (1 month LIBOR + 7.5%, 1.0% Floor), Due 11/7/20)	3,654	3,654	3,494	2.4%

				3,654	3,494	2.4%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	2,416	1.6%

				5	2,416	1.6%

California Pizza Kitchen, Inc.	Restaurant	Second Lien Debt (12.5% Cash (3 month LIBOR + 10.0%, 1.0% Floor), Due 8/23/23)	5,000	4,915	4,800	3.1%

				4,915	4,800	3.1%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

June 30, 2019

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Chicken Soup for the Soul, LLC	Multi-platform Media and Consumer Products	First Lien Debt (10.9% Cash (1 month LIBOR + 8.5%, 1.5% Floor), Due 12/13/20)	$13,000	$13,000	$12,941	8.4%

				13,000	12,941	8.4%

CIS Secure Computing, Inc.	Government Services	First Lien Debt (10.9% Cash (1 month LIBOR + 8.5%, 1.0% Floor), 1.0% PIK, Due 9/14/22)	9,712	9,712	9,712	6.3%

CIS Secure Computing, Inc.	Government Services	Common Stock (46,163 shares)		1,000	1,721	1.1%

				10,712	11,433	7.4%

Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9.0% Cash, 2.0% PIK, Due 11/29/21)	19,132	19,132	18,919	12.3%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	358	0.2%

				20,707	19,277	12.5%

Currency Capital, LLC	Financial Services	First Lien Debt (14.4% Cash (1 month LIBOR + 12.0%, 0.5% Floor), 2.0% PIK, Due 1/2/20) (9)	16,530	16,530	16,530	10.7%

Currency Capital, LLC	Financial Services	Class A Preferred Units (2,000,000 units) (9)		2,000	1,791	1.3%

				18,530	18,321	12.0%

Flavors Holdings, Inc.	Food Product Manufacturer	First Lien Debt (8.1% Cash (3 month LIBOR + 5.8%, 1.0% Floor), Due 4/3/20)	5,789	5,755	5,643	3.7%

Flavors Holdings, Inc.	Food Product Manufacturer	Second Lien Debt (12.3% Cash (3 month LIBOR + 10.0%, 1.0% Floor), Due 10/3/21)	12,000	11,843	11,307	7.3%

				17,598	16,950	11.0%

Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (9.1% Cash, Due 12/20/23) (7)(10)	5,970	5,970	5,970	3.9%

Freedom Electronics, LLC	Electronic Machine Repair	Membership Units (181,818 units)		182	167	0.1%

				6,152	6,137	4.0%

Installs, LLC	Logistics	First Lien Debt (9.4% Cash (1 month LIBOR + 7.0%, 1.8% Floor), Due 6/20/23)	2,977	2,977	2,977	1.9%

				2,977	2,977	1.9%

Jurassic Quest Holdings, LLC	Entertainment	First Lien Debt (9.9% Cash (1 month LIBOR + 7.5%, 2.0% Floor), Due 5/1/24) (10)	10,570	10,570	10,570	6.9%

Jurassic Quest Holdings, LLC	Entertainment	Preferred Units (375,000 units, 8.0% PIK) (6)		380	380	0.2%

				10,950	10,950	7.1%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

June 30, 2019

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

MC Sign Lessor Corp.	Advertising & Marketing Services	First Lien Debt (9.4% Cash (1 month LIBOR + 7.0%, 1.0% Floor), Due 12/22/22)	$490	$490	$490	0.3%

MC Sign Lessor Corp.	Advertising & Marketing Services	First Lien Debt (9.4% Cash (1 month LIBOR + 7.0%, 1.0% Floor), Due 12/22/22)	4,168	4,168	4,168	2.7%

				4,658	4,658	3.0%

Nth Degree, Inc.	Business Services	First Lien Debt (13.9% Cash (1 month LIBOR + 11.5%, 1.0% Floor), 2.0% PIK, Due 3/29/23) (11)	7,272	7,272	7,272	4.7%

Nth Degree, Inc.	Business Services	Preferred Stock (2,400 Units, 10.0% PIK dividend) (6)		3,406	20,667	13.4%

				10,678	27,939	18.1%

Seitel, Inc.	Data Services	First Lien Debt (10.7% Cash (3 month LIBOR + 8.3%, 1.0% Floor), Due 3/15/23)	4,938	4,938	4,938	3.2%

				4,938	4,938	3.2%

Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (12.9% Cash (1 month LIBOR + 10.5%, 1.8% Floor), Due 8/21/23)	13,277	13,277	13,261	8.6%

				13,277	13,261	8.6%

Sunset Digital Holdings, LLC	Telecommunications	First Lien Debt (9.7% Cash (1 month LIBOR + 7.3%, 1.5% Floor), Due 8/2/19)	18,000	18,000	18,000	11.7%

				18,000	18,000	11.7%

Sur La Table, Inc.	Retail	First Lien Debt (11.4% Cash (3 month LIBOR + 9.0%, 1.0% Floor), Due 7/31/22) (11)	10,500	10,500	10,500	6.8%

				10,500	10,500	6.8%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	758	0.5%

				758	758	0.5%

U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (9.8% Cash, Due 12/14/23) (7)(10)	6,965	6,965	6,965	4.5%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class A Preferred Units (500 Units, 10.0% PIK) (6)		527	527	0.3%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class C Units (500 Units)		1	-	0.0%

				7,493	7,492	4.8%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

June 30, 2019

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

U.S. Well Services, Inc.	Oil & Gas Services	Class A Common Stock (77,073 shares) (9)(12)		$771	$371	0.2%

U.S. Well Services, Inc.	Oil & Gas Services	Class B Common Stock (1,125,426 shares) (9)(12)		6,701	5,425	3.5%

				7,472	5,796	3.7%

Vology, Inc.	Information Technology	Subordinated Debt (15.0% Cash (1 month LIBOR + 14.0%, 1.0% Ceiling), 4.0% PIK, Due 6/30/20)	$8,897	8,897	8,640	5.6%

				8,897	8,640	5.6%

Xirgo Technologies, LLC	Information Technology	Membership Units (600,000 units)		600	911	0.6%

				600	911	0.6%

Sub Total Non-control/non-affiliated investments - United States				$260,927	$270,677	175.9%

Affiliate Investments - 58.2%

Affiliate investments - United States

Burgaflex Holdings, LLC	Automobile Part Manufacturer	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	$14,699	$14,699	$14,571	9.5%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class A (1,253,198 shares)		1,504	-	0.0%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class B (1,085,070 shares)		362	-	0.0%

				16,565	14,571	9.5%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.4% fully diluted) (13)		-	3,184	2.1%

				-	3,184	2.1%

Eastport Holdings, LLC	Business Services	Subordinated Debt (15.5% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/29/20)	16,500	15,872	16,500	10.7%

Eastport Holdings, LLC	Business Services	Membership Units (22.9% ownership)		3,263	15,533	10.1%

				19,135	32,033	20.8%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend) (6)		3,323	3,618	2.4%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	659	0.4%

				3,325	4,277	2.8%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

June 30, 2019

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

LJS Partners, LLC	QSR Franchisor	Common Stock (1,852,824 shares)		$1,268	$2,039	1.3%

				1,268	2,039	1.3%

MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12.0% Cash, Due 1/31/20) (11)	$2,600	2,600	2,600	1.7%

MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6.0% Cash, Due 1/31/20) (11)	400	388	400	0.3%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6.0% PIK Dividend) (6)		1,522	1,660	1.1%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	205	0.1%

				4,510	4,865	3.2%

Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (11.0% Cash, Due 6/30/23) (11)	10,100	10,100	10,100	6.6%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend) (6)		1,000	1,000	0.6%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (60,000 shares)		-	345	0.2%

				11,100	11,445	7.4%

RAM Payment, LLC	Financial Services	First Lien Debt (10.8% Cash, Due 1/4/24) (7)	9,375	9,375	9,375	6.1%

RAM Payment, LLC	Financial Services	Preferred Units (86,000 units, 8.0% PIK) (6)		894	1,285	0.8%

				10,269	10,660	6.9%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)		6,958	5,689	3.7%

				6,958	5,689	3.7%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Subordinated Debt (14)	-	673	742	0.5%

				673	742	0.5%

Sub Total Affiliate investments - United States				$73,803	$89,505	58.2%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

June 30, 2019

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Control Investments - 20.1%

Control investments - United States

CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (8.0% Cash, Due 6/30/21) (11)	$1,000	$1,000	$1,000	0.7%

CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (8.0% Cash, Due 6/30/21) (11)	3,689	3,689	3,689	2.4%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Preferred Units - Series A1 (7,200,000 units)		5,373	-	0.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Preferred Units - Series A (4,000,000 units)		2,354	-	0.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (14.9% fully diluted)		1,394	-	0.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (40.0% fully diluted)		-	-	0.0%

				13,810	4,689	3.1%

Capitala Senior Loan Fund II, LLC	Investment Funds	Membership Units (80.0% ownership) (9)(15)		13,600	13,763	8.9%

				13,600	13,763	8.9%

Micro Precision, LLC	Conglomerate	Subordinated Debt (10.0% Cash, Due 3/31/20) (11)	1,862	1,862	1,862	1.2%

Micro Precision, LLC	Conglomerate	Subordinated Debt (14.0% Cash, 4.0% PIK, Due 3/31/20) (11)	4,413	4,413	4,413	2.9%

Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	2,898	1.9%

				7,904	9,173	6.0%

Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt (9.0% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 2.0% Ceiling), Due 12/31/22) (16)	1,080	1,080	1,080	0.7%

Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt (9.4% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 5.0% Ceiling), Due 12/31/22) (8)	4,500	4,428	2,172	1.4%

Portrait Studio, LLC	Professional and Personal Digital Imaging	Preferred Units (4,350,000 Units)		2,450	-	0.0%

Portrait Studio, LLC	Professional and Personal Digital Imaging	Membership Units (150,000 Units)		-	-	0.0%

				7,958	3,252	2.1%

Sub Total Control investments - United States				$43,272	$30,877	20.1%

TOTAL INVESTMENTS - 254.2%				$378,002	$391,059	254.2%

(1)	All investments valued using unobservable inputs (Level 3), unless otherwise noted.
(2)	All investments valued by the Board of Directors.
(3)	All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.
(4)	Percentages are based on net assets of $153,863 as of June 30, 2019.
(5)	Capitala Finance Corp. generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Security Act.
(6)	The equity investment is income producing, based on rate disclosed.
(7)	The cash rate equals the approximate current yield on our last-out portion of the unitranche facility.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

June 30, 2019

(unaudited)

(8)	Non-accrual investment.
(9)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2019, 8.7% of the Company's total assets were non-qualifying assets.
(10)	The investment has a $1.0 million unfunded commitment.
(11)	The maturity date of the original investment has been extended.
(12)	Investment is valued using observable inputs (Level 1). The stock of the company is traded on the NASDAQ Capital Market under the ticker "USWS."
(13)	The investment has been exited. The residual value reflects estimated earnout to be settled post-closing.
(14)	The investment has been exited. The residual value reflects estimated escrow and earnout to be settled post-closing.
(15)	The investment has a $6.4 million unfunded commitment.
(16)	The investment has a $3.9 million unfunded commitment.

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

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2018

Portfolio Company, Country (1), (2), (3), (4), (19)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (8.7% Cash (1 month LIBOR + 6.3%, 2.0% Floor), Due 12/20/23) (9)	$250	$250	$250	0.1%

Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (9.1% Cash, Due 12/20/23) (6)	6,000	6,000	6,000	3.1%

Freedom Electronics, LLC	Electronic Machine Repair	Membership Units (181,818 units)		182	182	0.1%

				6,432	6,432	3.3%

Installs, LLC	Logistics	First Lien Debt (9.3% Cash (1 month LIBOR + 7.0%, 1.8% Floor), Due 6/20/23)	2,984	2,984	2,984	1.6%

				2,984	2,984	1.6%

MC Sign Lessor Corp.	Advertising & Marketing Services	First Lien Debt (9.3% Cash (1 month LIBOR + 7.0%, 1.0% Floor), Due 12/22/22) (10)	-	-	-	0.0%

MC Sign Lessor Corp.	Advertising & Marketing Services	First Lien Debt (9.3% Cash (1 month LIBOR + 7.0%, 1.0% Floor), Due 12/22/22) (11)	3,905	3,905	3,905	2.0%

				3,905	3,905	2.0%

Nth Degree, Inc.	Business Services	First Lien Debt (13.9% Cash (1 month LIBOR + 11.5%, 1.0% Floor), 2.0% PIK, Due 3/29/23) (12)	7,346	7,346	7,346	3.9%

Nth Degree, Inc.	Business Services	Preferred Stock (2,400 Units, 10.0% PIK dividend) (5)		3,244	16,490	8.6%

				10,590	23,836	12.5%

Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (10.8% Cash (1 month LIBOR + 8.5%, 1.8% Floor), Due 8/21/23)	13,792	13,792	13,792	7.2%

				13,792	13,792	7.2%

Sunset Digital Holdings, LLC	Telecommunications	First Lien Debt (9.6% Cash (1 month LIBOR + 7.3%, 1.5% Floor), Due 8/2/19)	18,000	18,000	18,000	9.4%

				18,000	18,000	9.4%

Sur La Table, Inc.	Retail	First Lien Debt (12.0% Cash, Due 7/28/20)	15,000	15,000	14,979	7.9%

				15,000	14,979	7.9%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	758	0.4%

				758	758	0.4%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2018

Portfolio Company, Country (1), (2), (3), (4), (19)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (10.1% Cash, Due 12/14/23) (6)(13)	$7,000	$7,000	$7,000	3.7%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class A Preferred Units (500 Units, 10.0% PIK) (5)		502	502	0.3%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class C Units (500 Units)		1	1	0.0%

				7,503	7,503	4.0%

U.S. Well Services, Inc.	Oil & Gas Services	Class A Common Stock (77,073 shares) (8)		771	632	0.3%

U.S. Well Services, Inc.	Oil & Gas Services	Class B Common Stock (1,125,426 shares) (8)		6,701	9,229	4.9%

				7,472	9,861	5.2%

Vology, Inc.	Information Technology	Subordinated Debt (15.0% Cash (1 month LIBOR + 14.0%, 1.0% Ceiling), 4.0% PIK Due 6/30/20)	8,720	8,720	8,645	4.5%

				8,720	8,645	4.5%

Xirgo Technologies, LLC	Information Technology	Subordinated Debt (11.5% Cash, Due 3/1/22)	15,750	15,750	15,750	8.3%

Xirgo Technologies, LLC	Information Technology	Membership Units (600,000 units)		600	837	0.4%

				16,350	16,587	8.7%

Sub Total Non-control/non-affiliated investments - United States				268,298	283,965	148.9%

Non-control/non-affiliated investments - Brazil

Velum Global Credit Management, LLC	Financial Services	First Lien Debt (15.0% PIK, Due 12/31/17) (7) (8) (12)	14,277	11,816	2,878	1.5%

				11,816	2,878	1.5%

Sub Total Non-control/non-affiliated investments - Brazil				11,816	2,878	1.5%

Sub Total Non-control/non-affiliated investments				$280,114	$286,843	150.4%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2018

Portfolio Company, Country (1), (2), (3), (4), (19)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Affiliate Investments - 48.8%

Affiliate investments - United States

Burgaflex Holdings, LLC	Automobile Part Manufacturer	First Lien Debt (12.0% Cash, 1.0% PIK, Due 3/23/21)	$14,801	$14,801	$14,384	7.5%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class A (1,253,198 shares)		1,504	-	0.0%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class B (900,000 shares)		300	-	0.0%

				16,605	14,384	7.5%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.4% fully diluted) (14)		-	3,184	1.7%

				-	3,184	1.7%

Eastport Holdings, LLC	Business Services	Subordinated Debt (15.8% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/29/20)	16,500	15,496	16,500	8.7%

Eastport Holdings, LLC	Business Services	Membership Units (22.9% ownership)		3,263	17,610	9.2%

				18,759	34,110	17.9%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend) (5)		3,179	3,482	1.8%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,325	0.7%

				3,181	4,807	2.5%

J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13.0% Cash, Due 6/16/19) (12)	6,406	6,406	6,210	3.3%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	-	0.0%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (6,369 shares)		-	-	0.0%

				7,224	6,210	3.3%

LJS Partners, LLC	QSR Franchisor	Common Stock (1,587,848 shares)		1,188	3,018	1.6%

				1,188	3,018	1.6%

MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12.0% Cash, Due 1/31/20) (12)	2,600	2,600	2,600	1.4%

MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6.0% Cash, Due 1/31/20) (12)	400	388	400	0.2%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6.0% PIK Dividend) (5)		1,474	1,612	0.8%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	185	0.1%

				4,462	4,797	2.5%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2018

Portfolio Company, Country (1), (2), (3), (4), (19)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)		$6,958	$6,854	3.6%

				6,958	6,854	3.6%

US Bath Group, LLC	Building Products	First Lien Debt (11.4% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 1/2/23)	$12,750	12,750	12,750	6.7%

US Bath Group, LLC	Building Products	Membership Units (500,000 units)		500	2,083	1.1%

				13,250	14,833	7.8%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Subordinated Debt (15)	-	673	742	0.4%

				673	742	0.4%

Sub Total Affiliate investments - United States				$72,300	$92,939	48.8%

Control Investments - 36.3%

Control investments - United States

AAE Acquisition, LLC	Industrial Equipment Rental	Second Lien Debt (6.0% Cash, Due 8/24/19) (12)	$16,327	$16,327	$16,327	8.6%

AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (2.2% fully diluted)		17	-	0.0%

AAE Acquisition, LLC	Industrial Equipment Rental	Warrants (37.8% fully diluted)		-	-	0.0%

				16,344	16,327	8.6%

CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (10.0% Cash, Due 5/24/19) (16)	1,708	1,708	1,708	0.9%

CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (12.0% Cash, 4.0% PIK, Due 6/30/19) (12)	8,889	8,889	8,889	4.6%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Preferred Units (4,000,000 units)		2,354	-	0.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (21.3% fully diluted)		1,394	-	0.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (10.0% fully diluted )		-	-	0.0%

				14,345	10,597	5.5%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2018

Portfolio Company, Country (1), (2), (3), (4), (19)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Capitala Senior Loan Fund II, LLC	Investment Funds	Membership Units (80.0% ownership) (8)(17)		$13,600	$13,695	7.2%

				13,600	13,695	7.2%

Micro Precision, LLC	Conglomerate	Subordinated Debt (10.0% Cash, Due 1/1/19) (12)	$1,862	1,862	1,862	1.0%

Micro Precision, LLC	Conglomerate	Subordinated Debt (14.0% Cash, 4.0% PIK, Due 1/1/19) (12)	4,325	4,325	4,325	2.3%

Micro Precision, LLC	Conglomerate	Series A Preferred Units (47 units)		1,629	2,817	1.5%

				7,816	9,004	4.8%

Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (15.0% Cash, Due 10/30/20) (12)	7,500	7,500	7,500	3.9%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend) (5)		1,000	1,000	0.5%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (300,000 shares)		1	4,348	2.3%

				8,501	12,848	6.7%

Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt (9.0% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 2.0% Ceiling), Due 12/31/22) (18)	-	-	-	0.0%

Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt (9.4% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 5.0% Ceiling), Due 12/31/22)	4,500	4,500	4,500	2.4%

Portrait Studio, LLC	Professional and Personal Digital Imaging	Preferred Units (4,350,000 Units)		2,450	2,174	1.1%

Portrait Studio, LLC	Professional and Personal Digital Imaging	Membership Units (150,000 Units)		-	-	0.0%

				6,950	6,674	3.5%

Sub Total Control investments - United States				$67,556	$69,145	36.3%

TOTAL INVESTMENTS - 235.5%				$419,970	$448,927	235.5%

(1)	All investments valued using unobservable inputs (Level 3).
(2)	All investments valued by the Board of Directors.
(3)	All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.
(4)	Percentages are based on net assets of $190,644 as of December 31, 2018.
(5)	The equity investment is income producing, based on rate disclosed.
(6)	The cash rate equals the approximate current yield on our last-out portion of the unitranche facility.

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

June 30, 2019

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

The Company’s financial statements as of June 30, 2019 and December 31, 2018 and for the periods ended June 30, 2019 and June 30, 2018 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income and paid-in-kind interest income: Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company has loans in the portfolio that contain a PIK interest provision. The PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due.

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

Dividend income and paid-in-kind dividends: Dividend income is recognized on the date dividends are declared. The Company holds preferred equity investments in the portfolio that contain a PIK dividend provision. PIK dividends, which represent contractually deferred dividends added to the equity balance, are recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company will typically cease accrual of PIK dividends when the fair value of the equity investment is less than the cost basis of the investment or when it is otherwise determined by management that PIK dividends are unlikely to be collected. If management determines that a decline in fair value is temporary in nature and the PIK dividends are more likely than not to be collected, management may elect to continue accruing PIK dividends.

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

Commitments and Contingencies

As of June 30, 2019, the Company had outstanding unfunded commitments related to debt and equity investments in existing portfolio companies of $6.4 million (CSLF II), $3.9 million (Portrait Studio, LLC), $1.0 million (Freedom Electronics, LLC), $1.0 million (Jurassic Quest Holdings, LLC), and $1.0 million (U.S. BioTek Laboratories, LLC). As of December 31, 2018, the Company had outstanding unfunded commitments related to debt and equity investments in existing portfolio companies of $6.4 million (CSLF II), $5.0 million (Portrait Studio, LLC), $1.1 million (MC Sign Lessor, Corp.), $1.0 million (U.S. BioTek Laboratories, LLC), $0.8 million (Freedom Electronics, LLC), and $0.3 million (CableOrganizer Acquisition, LLC).

The Company may invest in the same unitranche facility as CSLF II, whereby CSLF II provides the first-out portion of the unitranche facility and the Company and other lenders provide the last-out portion of the unitranche facility. Under a guarantee agreement, the Company may be required to purchase its pro-rata portion of first-out loans from CSLF II upon certain triggering events, including acceleration upon payment default of the underlying borrower. As of June 30, 2019, the Company has evaluated the fair value of the guarantee under the guidance of ASC Topic 460 — Guarantees and determined that the fair value of the guarantee is immaterial as the risk of payment default for first-out loans in CSLF II is considered remote. The maximum exposure to credit risk as of June 30, 2019 and December 31, 2018, was $7.4 million and $4.3 million, respectively, and extends to the stated maturity of the underlying loans in CSLF II.

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

In the ordinary course of business, the Company may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency, or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Company or result in direct losses to the Company. In management’s opinion, no direct losses with respect to litigation contingencies were probable as of June 30, 2019 and December 31, 2018. Management is of the opinion that the ultimate resolution of such claims, if any, will not materially affect the Company’s business, financial position, results of operations, or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to litigation contingencies.

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

The Company elected to amend its tax year end from August 31 to December 31 and filed a tax return for the four months ended December 31, 2017. The tax periods ended December 31, 2018, December 31, 2017, August 31, 2017, and August 31, 2016 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three and six months ended June 30, 2019 and June 30, 2018. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

For U.S. federal income tax purposes, as of June 30, 2019, the aggregate net unrealized depreciation for all securities was $(5.7) million. As of June 30, 2019, gross unrealized appreciation was $22.4 million and gross unrealized depreciation was $(28.1) million. The aggregate cost of securities for U.S. federal income tax purposes was $396.7 million as of June 30, 2019. For U.S. federal income tax purposes, as of December 31, 2018, the aggregate net unrealized appreciation for all securities was $6.5 million. As of December 31, 2018, gross unrealized appreciation was $31.9 million and gross unrealized depreciation was $(25.4) million. The aggregate cost of securities for U.S. federal income tax purposes was $442.4 million as of December 31, 2018.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of June 30, 2019 and December 31, 2018, the Company recorded a net deferred tax asset of $0.0 million and $0.6 million, respectively. For the three months and six months ended June 30, 2019, the Company recorded a tax provision of $(0.7) million and $(0.6) million, respectively. For the three and six months ended June 30, 2018, the Company recorded a tax benefit of $1.3 million and $1.3 million, respectively. As of June 30, 2019 and December 31, 2018, the valuation allowance on the Company’s deferred tax asset was $2.4 million and $0.4 million, respectively. During the three months and six months ended June 30, 2019, the Company recognized an increase in the valuation allowance of $2.0 million. No change in the valuation allowance was recognized for the three and six months ended June 30, 2018.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of June 30, 2019 and December 31, 2018, there were no uncertain tax positions.

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

Distributions

Distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board. Net capital gains, if any, are generally distributed at least annually, although we may decide to retain such capital gains for reinvestment.

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

Note 4. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, second lien loans, subordinated loans, and, to a lesser extent, equity securities issued by lower middle-market companies and traditional middle-market companies. As of June 30, 2019, our portfolio consisted of investments in 41 portfolio companies with a fair value of approximately $391.1 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans or delayed draw facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt in one debt security, bifurcating the loan into a first-out tranche and last-out tranche. As of June 30, 2019, 17.6% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2018, 13.7% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

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

During the three months ended June 30, 2019, the Company made approximately $13.8 million of investments and had approximately $46.6 million in repayments and sales, resulting in net repayments and sales of approximately $32.8 million for the period. During the three months ended June 30, 2018, the Company made approximately $11.2 million of investments and had approximately $32.3 million in repayments and sales, resulting in net repayments and sales of approximately $21.1 million for the period.

During the six months ended June 30, 2019, the Company made approximately $34.9 million of investments and had approximately $58.1 million in repayments and sales, resulting in net repayments and sales of approximately $23.2 million for the period. During the six months ended June 30, 2018, the Company made approximately $39.0 million of investments and had approximately $53.7 million in repayments and sales, resulting in net repayments and sales of approximately $14.7 million for the period.

During the three and six months ended June 30, 2019, the Company funded $2.8 million and $4.9 million, respectively, of previously committed capital to existing portfolio companies. During the three and six months ended June 30, 2019, the Company funded $11.0 million and $30.0 million, respectively, of investments in portfolio companies for which it was not previously committed to fund. During the three and six months ended June 30, 2018, the Company funded $4.2 million and $5.2 million, respectively, of previously committed capital to existing portfolio companies. During the three and six months ended June 30, 2018, the Company funded $7.0 million and $33.8 million, respectively, of investments in portfolio companies for which it was not previously committed to fund. During the three and six months ended June 30, 2019 and June 30, 2018, the Company did not lead any syndicates and did not assist any portfolio companies in obtaining indirect financing.

On August 31, 2016, the Company sold a portion of 14 securities across 10 portfolio companies to CapitalSouth Partners Florida Sidecar Fund II, L.P. (“FSC II”), including granting an option to acquire a portion of the Company’s equity investment in Eastport Holdings, LLC (the “Written Call Option”), in exchange for 100% of the partnership interests in FSC II. Concurrent with the sale of these assets to FSC II, the Company received cash consideration of $47.6 million from an affiliated third-party purchaser in exchange for 100% of the partnership interests of FSC II. These assets were sold to FSC II at their June 30, 2016 fair market values, resulting in a net realized gain of $0.1 million. The Company’s Board pre-approved this transaction pursuant to Section 57(f) of the 1940 Act. On August 27, 2018, FSC II exercised its option at the agreed upon strike price of $1.5 million.

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

The composition of our investments as of June 30, 2019, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$242,894	64.3%	$235,010	60.1%
Second Lien Debt	16,759	4.4	16,107	4.1
Subordinated Debt	51,238	13.5	51,476	13.2
Equity and Warrants	53,511	14.2	74,703	19.1
Capitala Senior Loan Fund II, LLC	13,600	3.6	13,763	3.5
Total	$378,002	100.0%	$391,059	100.0%

The composition of our investments as of December 31, 2018, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$252,174	60.0%	$237,570	52.9%
Second Lien Debt	33,040	7.9	32,495	7.2
Subordinated Debt	72,562	17.3	73,113	16.3
Equity and Warrants	48,594	11.6	92,054	20.5
Capitala Senior Loan Fund II, LLC	13,600	3.2	13,695	3.1
Total	$419,970	100.0%	$448,927	100.0%

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

The following table presents the fair value measurements of investments, by major class, as of June 30, 2019 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$235,010	$235,010
Second Lien Debt	—	—	16,107	16,107
Subordinated Debt	—	—	51,476	51,476
Equity and Warrants	5,796	—	68,907	74,703
Total	$5,796	$—	$371,500	$377,296

(1)	Excludes the Company’s $13.8 million investment in CSLF II, measured at NAV.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2019 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Warrants	Total (1)
Balance as of January 1, 2019	$237,570	$32,495	$73,113	$92,054	$435,232
Reclassifications	(2,773)	—	—	2,773	—
Repayments/sales	(26,104)	—	(21,538)	(10,489)	(58,131)
Purchases	29,636	3,800	—	1,488	34,924
Payment in-kind interest and dividends accrued	440	284	457	462	1,643
Accretion of original issue discount	99	46	375	—	520
Realized gain (loss) on investments	(10,578)	(20,411)	(618)	10,683	(20,924)
Net unrealized appreciation (depreciation) on investments	6,720	(107)	(313)	(18,203)	(11,903)
Transfers out of Level 3 (2)	—	—	—	(9,861)	(9,861)
Balance as of June 30, 2019	$235,010	$16,107	$51,476	$68,907	$371,500

(1)	Excludes the Company’s $13.8 million investment in CSLF II, measured at NAV.

(2)	The Company’s investment in U.S. Well Services, Inc. is traded on the NASDAQ Capital Market under the ticker “USWS”. Because the Company’s investment is now traded in an active market, the Company has reclassified its investment in U.S. Well Services, Inc. from Level 3 to Level 1 of the fair value hierarchy. Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. The unrealized depreciation on the Company’s investment in U.S. Well Services, Inc. for the six months ended June 30, 2019 was $(4.1) million.

 The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2018 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Warrants	Total
Balance as of January 1, 2018	$243,489	$30,794	$103,385	$122,271	$499,939
Reclassifications	17,494	—	(20,806)	3,312	—
Repayments/sales	(51,472)	—	—	(2,184)	(53,656)
Purchases	38,176	—	—	800	38,976
Payment in-kind interest and dividends accrued	1,116	320	476	415	2,327
Accretion of original issue discount	129	46	375	—	550
Realized gain (loss) on investments	(6,226)	—	(20,592)	341	(26,477)
Net unrealized appreciation on investments	3,140	621	17,480	361	21,602
Balance as of June 30, 2018	$245,846	$31,781	$80,318	$125,316	$483,261

The following table provides a reconciliation of the beginning and ending balances for the Written Call Option that uses Level 3 inputs for the six months ended June 30, 2018 (dollars in thousands):

Written Call Option
Balance as of January 1, 2018	$(6,815)
Net unrealized depreciation on Written Call Option	—
Balance as of June 30, 2018	$(6,815)

The net change in unrealized depreciation on investments held as of June 30, 2019 and June 30, 2018, was $(19.4) million and $(0.4) million, respectively, and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of June 30, 2019 were as follows:

	Fair Value(2) (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
First lien debt	$210.2	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	9.0% – 17.0% (12.5%) 1.6x – 7.7x (3.9x) $1.5 million – $156.1 million ($17.2 million)
First lien debt	$24.8	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	2.3x – 5.5x (4.7x) $1.5 million – $2.3 million ($1.7 million) 0.3x – 0.9x (0.7x) $13.2 million – $15.1 million ($14.0 million)
Second lien debt	$16.1	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	14.5% – 16.5% (15.9%) 4.6x – 5.1x (4.8x) $66.8 million – $78.9 million ($75.3 million)
Subordinated debt	$18.9	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	12.2% – 12.2% (12.2%) 7.0x – 7.0x (7.0x) $9.6 million – $9.6 million ($9.6 million)
Subordinated debt	$31.8	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	6.0x – 8.0x (7.9x) $1.8 million – $2.6 million ($2.6 million) 0.3x – 0.4x (0.4x) $111.2 million – $558.7 million ($404.9 million)
Equity and warrants	$68.9	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	5.3x – 14.5x (7.2x) $1.8 million – $24.9 million ($16.1 million) 0.4x – 0.4x (0.4x) $156.1 million – $558.7 million ($450.8 million)

(1)	$0.8 million in subordinated debt was valued using the asset approach.

(2)	Excludes the Company’s $13.8 million investment in CSLF II, measured at NAV.

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

As of June 30, 2019 and December 31, 2018, $13.6 million and $3.4 million in equity capital had been contributed by Capitala and Trinity, respectively. As of June 30, 2019, and December 31, 2018, the Company and Trinity had $6.4 million and $1.6 million of unfunded equity capital commitments outstanding, respectively. The Company’s equity investment in CSLF II is not redeemable.

For the three months ended June 30, 2019 and 2018, the Company received $0.4 million and $0.0 million, respectively, in dividend income from its equity interest in CSLF II. For the six months ended June 30, 2019 and 2018, the Company received $0.4 million and $0.0 million, respectively, in dividend income from its equity interest in CSLF II.

Below is a summary of CSLF II’s portfolio as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
First lien loans (1)	$16,866	$10,000
Weighted average current interest rate on first lien loans	7.5%	7.6%
Number of portfolio companies in CSLF II	3	2
Largest portfolio company investment (1)	$6,915	$5,550
Total of five largest portfolio company investments (1)(2)	$16,866	$10,000

(1)	Based on principal amount outstanding at period end.

(2)	Only three investments and two investments held as of June 30, 2019 and December 31, 2018, respectively.

Below is CSLF II’s unaudited schedule of investments as of June 30, 2019 (dollars in thousands):

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost	Fair Value
Investments at Fair Value
U.S. BioTek Laboratories, LLC	Testing Laboratories	First Lien Debt (7.5% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	$4,478	$4,478	$4,478
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.4% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	5,473	5,473	5,473
RAM Payment, LLC	Financial Services	First Lien Debt (7.4% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	6,915	6,915	6,915
TOTAL INVESTMENTS			$16,866	$16,866	$16,866

Below is CSLF II’s schedule of investments as of December 31, 2018 (dollars in thousands):

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost	Fair Value
Investments at Fair Value
U.S. BioTek Laboratories, LLC	Testing Laboratories	First Lien Debt (7.8% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	$4,500	$4,500	$4,500
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.5% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	5,500	5,500	5,500
TOTAL INVESTMENTS			$10,000	$10,000	$10,000

Below are the Statements of Assets and Liabilities for CSLF II (dollars in thousands):

	As of
	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments at fair value (amortized cost of $16,866 and $10,000, respectively)	$16,866	$10,000
Cash and cash equivalents	251	7,100
Interest receivable	97	31
Total assets	$17,214	$17,131
LIABILITIES
Accounts payable	$11	$12
Total liabilities	$11	$12
NET ASSETS
Partners’ capital	$17,203	$17,119
Total net assets	$17,203	$17,119

Below are the unaudited Statements of Operations for CSLF II (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
INVESTMENT INCOME
Interest income	$320	$—	$632	$—
Fee income	2	—	70	—
Total investment income	$322	$—	$702	$—
EXPENSES
General and administrative expenses	$31	$—	$117	$—
Total expenses	$31	$—	$117	$—
NET INVESTMENT INCOME	$291	$—	$585	$—
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$291	$—	$585	$—

Note 5. Transactions With Affiliated Companies

During the six months ended June 30, 2019, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2018 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	June 30, 2019 Fair Value
Affiliate investments

Burgaflex Holdings, LLC	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	$14,699	$953	$14,384	$149	$(250)	$-	$288	$14,571

Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)		-	-	-	-	-	-	-

Burgaflex Holdings, LLC	Common Stock Class B (1,085,070 shares)		-	-	62	-	-	(62)	-

			953	14,384	211	(250)	-	226	14,571

City Gear, LLC	Membership Unit Warrants (11.4% fully diluted)		-	3,184	111	-	(111)	-	3,184

			-	3,184	111	-	(111)	-	3,184

Eastport Holdings, LLC	Subordinated Debt (15.5% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/29/20)	16,500	1,672	16,500	376	-	-	(376)	16,500

Eastport Holdings, LLC	Membership Units (22.9% ownership)		-	17,610	-	-	-	(2,077)	15,533

			1,672	34,110	376	-	-	(2,453)	32,033

GA Communications, Inc. (5)	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend)		-	3,482	145	-	-	(9)	3,618

GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)		-	1,325	-	-	-	(666)	659

			-	4,807	145	-	-	(675)	4,277

J&J Produce Holdings, Inc.	Subordinated Debt (13.0% Cash, Due 6/16/19)	-	485	6,210	-	(5,788)	(618)	196	-

J&J Produce Holdings, Inc.	Common Stock (8,182 shares)		-	-	-	-	(818)	818	-

J&J Produce Holdings, Inc.	Common Stock Warrants (6,369 shares)		-	-	-	-	-	-	-

			485	6,210	-	(5,788)	(1,436)	1,014	-

LJS Partners, LLC	Common Stock (1,852,824 shares)		-	3,018	79	-	-	(1,058)	2,039

			-	3,018	79	-	-	(1,058)	2,039

MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 1/31/20)	2,600	158	2,600	-	-	-	-	2,600

MMI Holdings, LLC	Subordinated Debt (6.0% Cash, Due 1/31/20)	400	12	400	-	-	-	-	400

MMI Holdings, LLC (5)	Preferred Units (1,000 units, 6.0% PIK Dividend)		-	1,612	48	-	-	-	1,660

MMI Holdings, LLC	Common Membership Units (45 units)		-	185	-	-	-	20	205

			170	4,797	48	-	-	20	4,865

Navis Holdings, Inc.	First Lien Debt (11.0% Cash, Due 6/30/23)	10,100	-	-	10,100	-	-	-	10,100

Navis Holdings, Inc. (5)	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend)		-	-	1,000	-	-	-	1,000

Navis Holdings, Inc.	Common Stock (60,000 shares)		-	-	-	-	-	345	345

			-	-	11,100	-	-	345	11,445

RAM Payment, LLC	First Lien Debt (10.8% Cash, Due 1/4/24)	9,375	724	-	9,489	(114)	-	-	9,375

RAM Payment, LLC (5)	Preferred Units (86,000 Units, 8.0% PIK)		-	-	893	-	-	392	1,285

			724	-	10,382	(114)	-	392	10,660

Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)		-	6,854	-	-	-	(1,165)	5,689

			-	6,854	-	-	-	(1,165)	5,689

US Bath Group, LLC	First Lien Debt (11.5% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 1/2/23)	-	676	12,750	-	(12,750)	-	-	-

US Bath Group, LLC	Membership Units (500,000 units)		-	2,083	-	(4,323)	3,823	(1,583)	-

			676	14,833	-	(17,073)	3,823	(1,583)	-

V12 Holdings, Inc.	Subordinated Debt	-	-	742	-	-	-	-	742

			-	742	-	-	-	-	742

Total Affiliate investments			$4,680	$92,939	$22,452	$(23,225)	$2,276	$(4,937)	$89,505

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2018 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	June 30, 2019 Fair Value
Control investments

AAE Acquisition, LLC	Second Lien Debt (6.0% PIK, Due 8/24/19)	$-	$-	$16,327	$4,084	$-	$(20,411)	$-	$-

AAE Acquisition, LLC	Membership Units (2.2% fully diluted)		-	-	-	-	(17)	17	-

AAE Acquisition, LLC	Warrants (58.9% fully diluted)		-	-	-	-	-	-	-

			-	16,327	4,084	-	(20,428)	17	-

CableOrganizer Acquisition, LLC	First Lien Debt (8.0% Cash, Due 6/30/21)	1,000	56	1,708	1,292	(2,000)	-	-	1,000

CableOrganizer Acquisition, LLC	First Lien Debt (8.0% Cash, Due 6/30/21)	3,689	148	8,889	-	(3,373)	(1,827)	-	3,689

CableOrganizer Acquisition, LLC	Preferred Units - Series A1 (7,200,000 units)		-	-	5,373	-	-	(5,373)	-

CableOrganizer Acquisition, LLC	Preferred Units - Series A (4,000,000 units)		-	-	-	-	-	-	-

CableOrganizer Acquisition, LLC	Common Stock (14.9% fully diluted)		-	-	-	-	-	-	-

CableOrganizer Acquisition, LLC	Common Stock Warrants (40.0% fully diluted)		-	-	-	-	-	-	-

			204	10,597	6,665	(5,373)	(1,827)	(5,373)	4,689

Capitala Senior Loan Fund II, LLC	Membership Units (80.0% ownership)		400	13,695	-	-	-	68	13,763

			400	13,695	-	-	-	68	13,763

Micro Precision, LLC	Subordinated Debt (10.0% Cash, Due 3/31/20)	1,862	93	1,862	-	-	-	-	1,862

Micro Precision, LLC	Subordinated Debt (14.0% Cash, 4.0% PIK, Due 3/31/20)	4,413	307	4,325	88	-	-	-	4,413

Micro Precision, LLC	Series A Preferred Units (47 units)		-	2,817	-	-	-	81	2,898

			400	9,004	88	-	-	81	9,173

Navis Holdings, Inc.	First Lien Debt (11.0% Cash, Due 6/30/23)	-	566	7,500	-	(7,500)	-	-	-

Navis Holdings, Inc. (5)	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend)		50	1,000	-	(1,000)	-	-	-

Navis Holdings, Inc.	Common Stock (60,000 shares)		-	4,348	-	(2,600)	2,599	(4,347)	-

			616	12,848	-	(11,100)	2,599	(4,347)	-

Portrait Studio, LLC	First Lien Debt (9.0% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 2.0% Ceiling), Due 12/31/22)	1,080	29	-	2,220	(1,140)	-	-	1,080

Portrait Studio, LLC (6)	First Lien Debt (9.4% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 5.0% Ceiling), Due 12/31/22)	4,500	107	4,500	-	(72)	-	(2,256)	2,172

Portrait Studio, LLC	Preferred Units (4,350,000 Units)		-	2,174	-	-	-	(2,174)	-

Portrait Studio, LLC	Membership Units (150,000 Units)		-	-	-	-	-	-	-

			136	6,674	2,220	(1,212)	-	(4,430)	3,252

Total Control investments			$1,756	$69,145	$13,057	$(17,685)	$(19,656)	$(13,984)	$30,877

(1)	Represents the total amount of interest, original issue discount, fees, and dividends credited to income for the portion of the year an investment was included in Affiliate or Control categories, respectively.
(2)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments, accrued PIK, and accretion of original issue discount. Gross additions also include transfers into Affiliate or Control classification.
(3)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments and sales. Gross reductions also include transfers out of Affiliate or Control classification.
(4)	All debt investments are income producing. Equity and warrant investments are non-income producing, unless otherwise noted.
(5)	The equity investment is income producing, based on rate disclosed.
(6)	Non-accrual investment.

During the year ended December 31, 2018, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2017 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2018 Fair Value

Affiliate investments

AAE Acquisition, LLC	Second Lien Debt (6.0% Cash, Due 8/24/19)	$-	$479	$15,603	$320	$(16,165)	$-	$242	$-

AAE Acquisition, LLC	Membership Units (2.2% fully diluted)		-	-	-	(17)	-	17	-

AAE Acquisition, LLC	Warrants (37.8% fully diluted)		-	-	-	-	-	-	-

			479	15,603	320	(16,182)	-	259	-

Burgaflex Holdings, LLC	First Lien Debt (12.0% Cash, 1.0% PIK, Due 3/23/21)	14,801	1,390	-	14,801	-	-	(417)	14,384

Burgaflex Holdings, LLC	Subordinated Debt (14.0% Cash, Due 8/9/19)	-	116	3,000	-	(3,000)	-	-	-

Burgaflex Holdings, LLC	Subordinated Debt (12.0% Cash, Due 8/9/19)	-	199	5,828	-	(5,828)	-	-	-

Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)		-	457	-	-	-	(457)	-

Burgaflex Holdings, LLC	Common Stock Class B (900,000 shares)		-	-	300	-	-	(300)	-

			1,705	9,285	15,101	(8,828)	-	(1,174)	14,384

Chef'n Corporation	Series A Preferred Stock (1,000,000 shares)		-	-	-	(644)	644	-	-

			-	-	-	(644)	644	-	-

City Gear, LLC	Subordinated Debt (13.0% Cash, Due 10/20/19)	-	918	8,231	-	(8,231)	-	-	-

City Gear, LLC (5)	Preferred Membership Units (2.8% fully diluted, 9.0% Cash Dividend)		117	1,269	-	(1,269)	-	-	-

City Gear, LLC	Membership Unit Warrants (11.4% fully diluted)		-	8,248	-	(1,908)	1,908	(5,064)	3,184

			1,035	17,748	-	(11,408)	1,908	(5,064)	3,184

Eastport Holdings, LLC	Subordinated Debt (15.8% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/29/20)	16,500	1,168	-	15,496	-	-	1,004	16,500

Eastport Holdings, LLC	Membership Units (22.9% ownership)		-	-	4,733	(1,470)	-	14,347	17,610

			1,168	-	20,229	(1,470)	-	15,351	34,110

GA Communications, Inc. (5)	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend)		-	3,225	276	-	-	(19)	3,482

GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)		-	1,932	-	-	-	(607)	1,325

			-	5,157	276	-	-	(626)	4,807

J&J Produce Holdings, Inc.	Subordinated Debt (13.0% Cash, Due 6/16/19)	6,406	805	6,170	38	-	-	2	6,210

J&J Produce Holdings, Inc.	Common Stock (8,182 shares)		-	-	-	-	-	-	-

J&J Produce Holdings, Inc.	Common Stock Warrants (6,369 shares)		-	-	-	-	-	-	-

			805	6,170	38	-	-	2	6,210

LJS Partners, LLC	Common Stock (1,587,848 shares)		-	7,650	293	-	-	(4,925)	3,018

			-	7,650	293	-	-	(4,925)	3,018

MJC Holdings, LLC	Series A Preferred Units (2,000,000 units)		-	-	-	(28)	28	-	-

			-	-	-	(28)	28	-	-

MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 1/31/20)	2,600	317	2,600	-	-	-	-	2,600

MMI Holdings, LLC	Subordinated Debt (6.0% Cash, Due 1/31/20)	400	24	400	-	-	-	-	400

MMI Holdings, LLC (5)	Preferred Units (1,000 units, 6.0% PIK Dividend)		-	1,520	92	-	-	-	1,612

MMI Holdings, LLC	Common Membership Units (45 units)		-	193	-	-	-	(8)	185

			341	4,713	92	-	-	(8)	4,797

MTI Holdings, LLC	Membership Units (2,000,000 units)		-	100	-	(139)	139	(100)	-

			-	100	-	(139)	139	(100)	-

Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)		-	8,528	-	-	-	(1,674)	6,854

			-	8,528	-	-	-	(1,674)	6,854

Source Capital Penray, LLC	Membership Units (11.3% ownership)		121	101	-	-	-	(101)	-

			121	101	-	-	-	(101)	-

STX Healthcare Management Services, Inc.	Common Stock (1,200,000 shares)		-	93	-	(108)	108	(93)	-

			-	93	-	(108)	108	(93)	-

US Bath Group, LLC	First Lien Debt (11.4% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 1/2/23)	12,750	1,806	-	15,000	(2,250)	-	-	12,750

US Bath Group, LLC	Membership Units (500,000 units)		-	-	500	-	-	1,583	2,083

			1,806	-	15,500	(2,250)	-	1,583	14,833

U.S. Well Services, LLC	First Lien Debt (8.3% Cash (1 month LIBOR + 6.0%, 1.0% Floor), Due 2/2/22)	-	156	2,299	-	(2,299)	-	-	-

U.S. Well Services, LLC	First Lien Debt (13.3% PIK (1 month LIBOR + 11.0%, 1.0% Floor), Due 2/2/22)	-	567	9,516	409	(9,925)	-	-	-

U.S. Well Services, LLC	Class A Units (5,680,688 Units)		-	15,004	-	(6,260)	-	(8,744)	-

U.S. Well Services, LLC	Class B Units (2,076,298 Units)		-	955	-	(441)	-	(514)	-

			723	27,774	409	(18,925)	-	(9,258)	-

V12 Holdings, Inc.	Subordinated Debt	-	-	1,035	-	(232)	93	(154)	742

			-	1,035	-	(232)	93	(154)	742

Total Affiliate investments			$8,183	$103,957	$52,258	$(60,214)	$2,920	$(5,982)	$92,939

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2017 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2018 Fair Value

Control investments

AAE Acquisition, LLC	Second Lien Debt (6.0% Cash, Due 8/24/19)	$16,327	$488	$-	$16,327	$-	$-	$-	$16,327

AAE Acquisition, LLC	Membership Units (2.2% fully diluted)		-	-	17	-	-	(17)	-

AAE Acquisition, LLC	Warrants (37.8% fully diluted)		-	-	-	-	-	-	-

			488	-	16,344	-	-	(17)	16,327

CableOrganizer Acquisition, LLC	First Lien Debt (10.0% Cash, Due 5/24/19)	1,708	121	-	1,708	-	-	-	1,708

CableOrganizer Acquisition, LLC	First Lien Debt (12.0% Cash, 4.0% PIK, Due 6/30/19)	8,889	1,173	12,373	515	(2,354)	(1,646)	1	8,889

CableOrganizer Acquisition, LLC	Preferred Units (4,000,000 units)			-	2,354	-	-	(2,354)	-

CableOrganizer Acquisition, LLC	Common Stock (21.3% fully diluted)		-	118	-	-	-	(118)	-

CableOrganizer Acquisition, LLC	Common Stock Warrants (10.0% fully diluted )		-	60	-	-	-	(60)	-

			1,294	12,551	4,577	(2,354)	(1,646)	(2,531)	10,597

Capitala Senior Loan Fund II, LLC	Membership Units (80.0% ownership)		-	-	13,600	-	-	95	13,695

			-	-	13,600	-	-	95	13,695

Eastport Holdings, LLC	Subordinated Debt (15.8% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/29/20)	-	2,144	16,500	493	(15,231)	-	(1,762)	-

Eastport Holdings, LLC	Membership Units (22.9% ownership)		-	26,449	-	(4,733)	-	(21,716)	-

			2,144	42,949	493	(19,964)	-	(23,478)	-

Kelle's Transport Service, LLC	First Lien Debt (4.0% Cash, Due 2/15/20)	-	82	2,000	1,300	(3,300)	-	-	-

Kelle's Transport Service, LLC	First Lien Debt (2.2% Cash, Due 2/15/20)	-	126	9,560	-	(10,000)	(3,669)	4,109	-

Kelle's Transport Service, LLC	Membership Units (27.5% fully diluted)		-	-	-	-	-	-	-

			208	11,560	1,300	(13,300)	(3,669)	4,109	-

Micro Precision, LLC	Subordinated Debt (10.0% Cash, Due 1/1/19)	1,862	186	1,862	-	-	-	-	1,862

Micro Precision, LLC	Subordinated Debt (14.0% Cash, 4.0% PIK, Due 1/1/19)	4,325	601	4,154	171	-	-	-	4,325

Micro Precision, LLC	Series A Preferred Units (47 units)		-	1,629	-	-	-	1,188	2,817

			787	7,645	171	-	-	1,188	9,004

Navis Holdings, Inc.	First Lien Debt (15.0% Cash, Due 10/30/20)	7,500	1,149	6,500	1,000	-	-	-	7,500

Navis Holdings, Inc. (5)	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend)		100	1,000	-	-	-	-	1,000

Navis Holdings, Inc.	Common Stock (300,000 shares)		-	5,005	-	-	-	(657)	4,348

			1,249	12,505	1,000	-	-	(657)	12,848

On-Site Fuel Service, Inc.	First Lien Debt (18.0% Cash, Due 12/19/18)	-	30	-	11,020	-	(11,020)	-	-

On-Site Fuel Service, Inc.	Subordinated Debt (18.0% Cash, Due 12/19/18)	-	-	11,588	-	(11,020)	-	(568)	-

On-Site Fuel Service, Inc.	Series A Preferred Stock (32,782 shares)		-	-	-	-	(3,278)	3,278	-

On-Site Fuel Service, Inc.	Series B Preferred Stock (23,648 shares)		-	-	-	-	(2,364)	2,364	-

On-Site Fuel Service, Inc.	Common Stock (33,058 shares)		-	-	-	-	(33)	33	-

			30	11,588	11,020	(11,020)	(16,695)	5,107	-

Portrait Studio, LLC	First Lien Debt (9.0% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 2.0% Ceiling), Due 12/31/22)	-	167	1,860	2,400	(4,260)	-	-	-

Portrait Studio, LLC	First Lien Debt (9.4% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 5.0% Ceiling), Due 12/31/22)	4,500	435	4,500	-	-	-	-	4,500

Portrait Studio, LLC	Preferred Units (4,350,000 Units)		-	2,450	-	-	-	(276)	2,174

Portrait Studio, LLC	Membership Units (150,000 Units)		-	-	-	-	-	-	-

			602	8,810	2,400	(4,260)	-	(276)	6,674

Total Control investments			$6,802	$107,608	$50,905	$(50,898)	$(22,010)	$(16,460)	$69,145

(1)	Represents the total amount of interest, original issue discount, fees and dividends credited to income for the portion of the year an investment was included in Affiliate or Control categories, respectively.
(2)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments, accrued PIK and accretion of original issue discount. Gross additions also include transfers into Affiliate or Control classification.
(3)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments and sales. Gross reductions also includes transfers out of Affiliate or Control classification.
(4)	All debt investments are income producing. Equity and warrant investments are non-income producing, unless otherwise noted.
(5)	The equity investment is income producing, based on rate disclosed.

Note 6. Agreements

On September 24, 2013, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with our Investment Advisor, which was initially approved by the Board on June 10, 2013. Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect if approved annually by the Board or by a majority of our outstanding voting securities, including, in either case, by a majority of our non-interested directors. The Investment Advisory Agreement was most recently re-approved by the Board, including a majority of our non-interested directors, at an in-person meeting on August 1, 2019. Subject to the overall supervision of the Board, the Investment Advisor manages our day-to-day operations and provides investment advisory and management services to us. Under the terms of the Investment Advisory Agreement, the Investment Advisor:

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

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Advisor that would, when taken together with all other incentive fees paid to the Investment Advisor during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. As of June 30, 2019 and December 31, 2018, the Company had incentive fees payable to the Investment Advisor of $3.7 million and $2.5 million, respectively.

For the three months ended June 30, 2019 and 2018, the Company incurred $2.0 million and $2.3 million in base management fees, respectively. The Company incurred $0.5 million and $0.0 million in incentive fees related to pre-incentive fee net investment income for the three months ended June 30, 2019 and 2018, respectively. For the three months ended June 30, 2019 and 2018, $0.3 million and $0.0 million, respectively, in incentive fees were waived by our Investment Advisor.

For the six months ended June 30, 2019 and 2018, the Company incurred $4.1 million and $4.6 million in base management fees, respectively. The Company incurred $1.5 million and $0.2 million in incentive fees related to pre-incentive fee net investment income for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, $0.3 million and $0.0 million, respectively, in incentive fees were waived by our Investment Advisor.

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

Payments under the Administration Agreement are equal to an amount based upon the allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and the allocable portion of the compensation of the chief financial officer, the chief compliance officer, and their respective administrative support staff. Under the Administration Agreement, the Administrator will also provide, on the Company’s behalf, managerial assistance to those portfolio companies that request such assistance. Unless terminated earlier in accordance with its terms, the Administration Agreement will remain in effect if approved annually by the Board. The Board most recently approved the renewal of the Administration Agreement on August 1, 2019. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without any incremental profit to our Administrator. Stockholder approval is not required to amend the Administration Agreement.

For the three and six months ended June 30, 2019, the Company paid the Administrator $0.4 million and $0.7 million, respectively, for the Company’s allocable portion of the Administrator’s overhead. For the three and six months ended June 30, 2018, the Company paid the Administrator $0.4 million and $0.7 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

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

Note 7. Related Party Transactions

At June 30, 2019 and December 31, 2018, the Company had $3.6 million and $2.5 million, respectively, of management and incentive fees payable to the Investment Advisor.

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

The Company may invest in the same unitranche facility as CSLF II, whereby CSLF II provides the first-out portion of the unitranche facility and the Company and other lenders provide the last-out portion of the unitranche facility. Under a guarantee agreement, the Company may be required to purchase its pro-rata portion of first-out loans from CSLF II upon certain triggering events, including acceleration upon payment default of the underlying borrower. As of June 30, 2019, the Company has evaluated the fair value of the guarantee under the guidance of ASC Topic 460 — Guarantees and determined that the fair value of the guarantee is immaterial as the risk of payment default for first-out loans in CSLF II is considered remote. The maximum exposure to credit risk as of June 30, 2019 and December 31, 2018 was $7.4 million and $4.3 million, respectively, and extends to the stated maturity of the underlying loans in CSLF II.

Note 8. Borrowings

SBA Debentures

The Company, through its wholly owned subsidiary, uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of June 30, 2019 and December 31, 2018, the Company had $150.0 million and $165.7 million, respectively, of SBA-guaranteed debentures outstanding. The Company has issued all SBA-guaranteed debentures that were permitted under each of the Legacy Funds’ respective SBIC licenses (as applicable), and there are no unused SBA debenture commitments remaining. On March 1, 2019, Fund II repaid its outstanding SBA debentures and relinquished its SBIC license. SBA-guaranteed debentures are secured by a lien on all assets of Fund III and were secured by a lien on all assets of Fund II prior to March 1, 2019. As of June 30, 2019 Fund III had total assets of $263.0 million. As of December 31, 2018, Fund II and Fund III had total assets of $332.7 million. On June 10, 2014, the Company received an exemptive order from the SEC exempting the Company, Fund II, and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. The Company intends to comply with the conditions of the order.

The following table summarizes the interest expense and annual charges, deferred financing costs, average balance outstanding, and average stated interest and annual charge rate on the SBA-guaranteed debentures for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest expense and annual charges	$1,331	$1,580	$2,764	$3,142
Deferred financing costs	139	151	424	305
Total interest and financing expenses	$1,470	$1,731	$3,188	$3,447
Average outstanding balance	$150,000	$170,700	$155,118	$170,700
Average stated interest and annual charge rate	3.56%	3.71%	3.59%	3.71%

As of June 30, 2019 and December 31, 2018, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):

Fixed Maturity Date	Interest Rate	SBA Annual Charge	June 30, 2019	December 31, 2018
September 1, 2020	3.215%	0.285%	$19,000	$19,000
March 1, 2021	4.084%	0.515%	—	15,700
March 1, 2021	4.084%	0.285%	46,000	46,000
March 1, 2022	2.766%	0.285%	10,000	10,000
March 1, 2022	2.766%	0.515%	50,000	50,000
March 1, 2023	2.351%	0.515%	25,000	25,000
			$150,000	$165,700

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Notes for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest expense	$1,125	$1,125	$2,250	$2,250
Deferred financing costs	134	126	266	251
Total interest and financing expenses	$1,259	$1,251	$2,516	$2,501
Average outstanding balance	$75,000	$75,000	$75,000	$75,000
Average stated interest rate	6.0%	6.0%	6.0%	6.0%

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Convertible Notes for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest expense	$749	$749	$1,498	$1,498
Deferred financing costs	85	81	169	159
Total interest and financing expenses	$834	$830	$1,667	$1,657
Average outstanding balance	$52,088	$52,088	$52,088	$52,088
Average stated interest rate	5.75%	5.75%	5.75%	5.75%

Credit Facility

On October 17, 2014, the Company entered into a senior secured revolving credit agreement (as amended, the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. The Credit Facility was amended on May 22, 2015, June 16, 2017, July 19, 2018, and February 22, 2019 (the “Amendments”). The Amendments were affected, among other things, in order to increase the total borrowings allowed under the Credit Facility, allow for stock repurchases, extend the maturity date, reduce the minimum required interest coverage ratio, reduce the minimum required net asset value, and reduce the minimum required asset coverage ratio. The Credit Facility currently provides for borrowings up to $114.5 million and may be increased up to $200.0 million pursuant to its “accordion” feature. The Credit Facility matures on June 16, 2021.

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

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the Credit Facility for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest expense	$307	$71	$523	$260
Deferred financing costs	122	108	237	215
Unused commitment fees	236	340	510	615
Total interest and financing expenses	$665	$519	$1,270	$1,090
Average outstanding balance	$22,252	$5,714	$18,977	$11,000
Average stated interest rate	5.47%	4.94%	5.50%	4.78%

As of June 30, 2019 and December 31, 2018, the Company had $5.0 million and $10.0 million, respectively, outstanding under the Credit Facility. The Credit Facility is secured by investments and cash held by the Company, exclusive of assets pledged as collateral for the Company’s SBA debentures. Assets pledged to secure the Credit Facility had a carrying value of $175.3 million and $158.9 million, respectively, at June 30, 2019 and December 31, 2018. As part of the terms of the Credit Facility, the Company may not make cash distributions with respect to any taxable year that exceed 110% (125% if the Company is not in default and our covered debt does not exceed 85% of the borrowing base) of the amounts required to be distributed to maintain eligibility as a RIC and to reduce our tax liability to zero for taxes imposed on our investment company taxable income and net capital gains.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2019, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
SBA debentures	$150,000	$150,371	$—	$—	$150,371
2022 Notes	75,000	75,750	75,750	—	—
2022 Convertible Notes	52,088	52,650	52,650	—	—
Credit Facility	5,000	5,012	—	—	5,012
Total	$282,088	$283,783	$128,400	$—	$155,383

(1)	Carrying value equals the gross principal outstanding at period end.

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

Note 9. Directors’ Fees

Our independent directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three and six months ended June 30, 2019, the Company recognized directors’ fees expense of $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2018, the Company recognized directors’ fees expense of $0.1 million and $0.2 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

Note 10. Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in two portfolio companies that are considered significant subsidiaries under the guidance in Regulation S-X but are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each such portfolio company, along with summarized financial information as of June 30, 2019 and December 31, 2018, and for the six months ended June 30, 2019 and June 30, 2018.

During the six months ended June 30, 2019, the Company wrote off its investment in AAE Acquisition, LLC and realized a loss of $20.4 million.

CableOrganizer Acquisition, LLC

CableOrganizer Acquisition, LLC, a Delaware limited liability company that began operations on April 23, 2013, is a leading online provider of cable and wire management products. The income (loss) the Company generated from CableOrganizer Acquisition, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, realized loss, and unrealized appreciation (depreciation), was $(7.0) million and $0.8 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

Eastport Holdings, LLC

Eastport Holdings, LLC, an Ohio limited liability company organized on November 1, 2011, is a holding company consisting of marketing and advertising companies located across the U.S. The income (loss) the Company generated from Eastport Holdings, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $(0.8) million and $1.3 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

The summarized unaudited financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):

	As of
	June 30,	December 31,
Balance Sheets – CableOrganizer Acquisition, LLC	2019	2018
Current assets	$2,757	$2,987
Noncurrent assets	7,125	8,459
Total assets	$9,882	$11,446

Current liabilities	$1,792	$13,094
Noncurrent liabilities	4,689	—
Total liabilities	$6,481	$13,094

Total equity (deficit)	$3,401	$(1,648)

	For the Six Months Ended
	June 30,	June 30,
Statements of Operations – CableOrganizer Acquisition, LLC	2019	2018
Net sales	$6,294	$10,098
Cost of goods sold	4,527	6,701
Gross profit	$1,767	$3,397

Other expenses	$3,200	$4,161
Loss before income taxes	(1,433)	(764)
Income tax provision	—	—
Net loss	$(1,433)	$(764)

	As of
	June 30,	December 31,
Balance Sheets - Eastport Holdings, LLC	2019	2018
Current assets	$108,692	$81,232
Noncurrent assets	197,885	198,962
Total assets	$306,577	$280,194

Current liabilities	$174,789	$144,928
Noncurrent liabilities	53,886	56,951
Total liabilities	$228,675	$201,879

Total equity	$77,902	$78,315

	For the Six Months Ended
	June 30,	June 30,
Statements of Operations - Eastport Holdings, LLC	2019	2018
Net sales	$272,702	$272,634
Cost of goods sold	195,256	192,419
Gross profit	$77,446	$80,215

Other expenses	$77,360	$77,994
Income before income taxes	86	2,221
Income tax provision	(241)	(289)
Net income (loss)	$(155)	$1,932

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the three and six months ended June 30, 2019 and 2018 (dollars in thousands, except share and per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net increase (decrease) in net assets from operations per share – basic
Numerator for basic net increase (decrease) in net assets from operations per share	$(29,144)	$4,948	$(29,295)	$5,089
Denominator for basic net increase (decrease) in net assets from operations per share	16,096,678	15,981,857	16,079,885	15,970,599
Basic net increase (decrease) in net assets from operations per share	$(1.81)	$0.31	$(1.82)	$0.32
Net increase (decrease) in net assets from operations per share – diluted (1)
Numerator for basic net increase (decrease) in net assets from operations per share	$(29,144)	$4,948	$(29,295)	$5,089
Adjustment for interest on the 2022 Convertible Notes and incentive fees, net	—	133	—	133
Numerator for diluted net increase (decrease) in net assets from operations per share	$(29,144)	$5,081	$(29,295)	$5,222
Denominator for basic weighted average shares	16,096,678	15,981,857	16,079,885	15,970,599
Adjustment for dilutive effect of the 2022 Convertible Notes	—	3,315,474	—	3,315,474
Denominator for diluted weighted average shares	16,096,678	19,297,331	16,079,885	19,286,073
Diluted net increase (decrease) in net assets from operations per share	$(1.81)	$0.26	$(1.82)	$0.27

(1)	In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three and six months ended June 30, 2019, conversion of the 3.3 million in convertible shares was not assumed as the effect on diluted earnings per share would be anti-dilutive.

Note 12. Distributions

The Company’s distributions are recorded on the record date. Stockholders have the option to receive payment of the distribution in cash, shares of common stock, or a combination of cash and common stock.

The following table summarizes the Company’s distribution declarations for the six months ended June 30, 2019 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 2, 2019	January 24, 2019	January 30, 2019	$0.0833	$1,256	10,270	$81
January 2, 2019	February 20, 2019	February 27, 2019	0.0833	1,253	10,570	85
January 2, 2019	March 21, 2019	March 28, 2019	0.0833	1,250	11,756	89
April 1, 2019	April 22, 2019	April 29, 2019	0.0833	1,246	11,479	94
April 1, 2019	May 23, 2019	May 30, 2019	0.0833	1,243	11,579	97
April 1, 2019	June 20, 2019	June 27, 2019	0.0833	1,238	11,747	104
Total Distributions Declared and Distributed			$0.50	$7,486	67,401	$550

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

Note 13. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2019 and 2018 (dollars in thousands, except share and per share data):

	For the Six Months Ended
	June 30, 2019	June 30, 2018
Per share data:
Net asset value at beginning of period	$11.88	$13.91
Net investment income(1)	0.51	0.54
Net realized loss on investments(1)	(1.30)	(1.66)
Net unrealized appreciation (depreciation) on investments(1)	(0.99)	1.35
Tax benefit (provision)(1)	(0.04)	0.08
Distributions declared from net investment income	(0.50)	(0.50)
Other(7)	(0.01)	(0.01)
Net asset value at end of period	$9.55	$13.71
Net assets at end of period	$153,863	$219,317
Shares outstanding at end of period	16,118,948	15,994,690
Per share market value at end of period	$9.45	$8.30
Total return based on market value(2)	40.11%	21.89%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(9)	9.98%	8.07%
Ratio of incentive fee, net of incentive fee waiver, to average net assets(6)(10)	0.68%	0.11%
Ratio of interest and financing expenses to average net assets(8)	9.84%	7.98%
Ratio of tax (benefit) provision to average net assets(8)	0.72%	(1.19)%
Ratio of other operating expenses to average net assets(8)	7.13%	6.28%
Ratio of total expenses including tax (benefit) provision, net of incentive fee waiver, to average net assets(6)(9)	18.37%	13.18%
Portfolio turnover rate(3)	8.09%	7.86%
Average debt outstanding(4)	$301,183	$308,788
Average debt outstanding per common share	$18.69	$19.31
Asset coverage ratio per unit(5)	$2,165	$2,660

(1)	Based on daily weighted average balance of shares outstanding during the period.
(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(3)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value. Portfolio turnover rates that cover less than a full period are not annualized.
(4)	Based on the daily weighted average balance of debt outstanding during the period.
(5)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of June 30, 2019 and June 30, 2018 pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(6)	The ratio of waived incentive fees to average net assets was 0.16% and 0.00%, respectively, for the six months ended June 30, 2019 and June 30, 2018.
(7)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(8)	Ratios are annualized.
(9)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(10)	Ratio is not annualized.

 Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of June 30, 2019.

Distributions

On July 1, 2019, the Company’s Board declared normal monthly distributions for July, August, and September of 2019 as set forth below:

Date Declared	Record Date	Payment Date	Distributions per Share
July 1, 2019	July 23, 2019	July 30, 2019	$0.0833
July 1, 2019	August 22, 2019	August 29, 2019	$0.0833
July 1, 2019	September 20, 2019	September 27, 2019	$0.0833

Portfolio Activity

On July 25, 2019, the Company received $6.3 million for its debt investments in Micro Precision, LLC, repaid at par.

On August 1, 2019, the Company received $18.0 million for its first lien debt investment in Sunset Digital Holdings, LLC, repaid at par.

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

The Company’s financial statements as of June 30, 2019 and December 31, 2018 and for the periods ended June 30, 2019 and June 30, 2018 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Expenses

Our primary operating expenses include the payment of investment advisory fees to our Investment Advisor, our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under an administration agreement between us and the Administrator (the “Administration Agreement”) and other operating expenses as detailed below. Our investment advisory fee will compensate our Investment Advisor for its work in identifying, evaluating, negotiating, closing, monitoring, and servicing our investments. We will bear all other expenses of our operations and transactions, including (without limitation):

•	the cost of our organization;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of our shares and other securities;

•	interest payable on debt, if any, to finance our investments;

•	fees payable to third parties relating to, or associated with, making investments (such as legal, accounting, and travel expenses incurred in connection with making investments), including fees and expenses associated with performing due diligence reviews of prospective investments and advisory fees;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	costs associated with our reporting and compliance obligations under the 1940 Act, the Securities Exchange Act of 1934, as amended (the “1934 Act”), other applicable federal and state securities laws, and ongoing stock exchange listing fees;

•	federal, state, and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	costs of proxy statements, stockholders’ reports, and other communications with stockholders;

•	fidelity bond, directors’ and officers’ liability insurance, errors and omissions liability insurance, and other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, telephone, and staff;

•	fees and expenses associated with independent audits and outside legal costs; and

•	all other expenses incurred by either our Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of any costs of compensation and related expenses of our chief compliance officer, our chief financial officer, and their respective administrative support staff.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income and paid-in-kind interest income: Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company has loans in the portfolio that contain a PIK interest provision. The PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at maturity, is recorded on the accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due.

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

Dividend income and paid-in-kind dividends: Dividend income is recognized on the date dividends are declared. The Company holds preferred equity investments in the portfolio that contain a PIK dividends provision. PIK dividends, which represent contractually deferred dividends added to the equity balance, are recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company will typically cease accrual of PIK dividends when the fair value of the equity investment is less than the cost basis of the investment or when it is otherwise determined by management that PIK dividends are unlikely to be collected. If management determines that a decline in fair value is temporary in nature and the PIK dividends are more likely than not to be collected, management may elect to continue accruing PIK dividends.

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

The Company elected to amend its tax year end from August 31 to December 31 and filed a tax return for the four months ended December 31, 2017. The tax periods ended December 31, 2018, December 31, 2017, August 31, 2017, and August 31, 2016 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the periods ended June 30, 2019 and 2018. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of June 30, 2019 and December 31, 2018, the Company recorded a net deferred tax asset of $0.0 million and $0.6 million, respectively. For the three months and six months ended June 30, 2019, the Company recorded a tax provision of $(0.7) million and $(0.6) million, respectively. For the three months and six months ended June 30, 2018, the Company recorded a tax benefit of $1.3 million and $1.3 million, respectively. As of June 30, 2019 and December 31, 2018, the valuation allowance on the Company’s deferred tax asset was $2.4 million and $0.4 million, respectively. During the three months and six months ended June 30, 2019, the Company recognized an increase in the valuation allowance of $2.0 million. No change in the valuation allowance was recognized for the three and six months ended June 30, 2018.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of June 30, 2019 and December 31, 2018, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of June 30, 2019 and December 31, 2018. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations, and interpretations thereof.

Portfolio and Investment Activity

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, second lien loans, and subordinated loans and, to a lesser extent, equity securities issued by lower middle-market companies and traditional middle-market companies. As of June 30, 2019, our portfolio consisted of investments in 41 portfolio companies with a fair value of approximately $391.1 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans or delayed draw facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt in one debt security, bifurcating the loan into a first-out tranche and last-out tranche. As of June 30, 2019, 17.6% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2018, 13.7% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

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

During the three months ended June 30, 2019, we made approximately $13.8 million of investments and had approximately $46.6 million in repayments and sales of investments, resulting in net repayments and sales of approximately $32.8 million for the period. During the three months ended June 30, 2018, we made approximately $11.2 million of investments and had approximately $32.3 million in repayments and sales, resulting in net repayments and sales of approximately $21.1 million for the period.

During the six months ended June 30, 2019, we made approximately $34.9 million of investments and had approximately $58.1 million in repayments and sales of investments, resulting in net repayments and sales of approximately $23.2 million for the period. During the six months ended June 30, 2018, we made approximately $39.0 million of investments and had approximately $53.7 million in repayments and sales, resulting in net repayments and sales of approximately $14.7 million for the period.

As of June 30, 2019, our debt investment portfolio, which represented 77.4% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 12.2%. As of June 30, 2019, 27.2% of the fair value of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2018, our debt investment portfolio, which represented 76.4% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 11.9%. As of December 31, 2018, 41.4% of the fair value of our debt investment portfolio was bearing a fixed rate of interest.

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

The following table summarizes the amortized cost and the fair value of investments as of June 30, 2019 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$242,894	64.3%	$235,010	60.1%
Second Lien Debt	16,759	4.4	16,107	4.1
Subordinated Debt	51,238	13.5	51,476	13.2
Equity and Warrants	53,511	14.2	74,703	19.1
Capitala Senior Loan Fund II, LLC	13,600	3.6	13,763	3.5
Total	$378,002	100.0%	$391,059	100.0%

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2018 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$252,174	60.0%	$237,570	52.9%
Second Lien Debt	33,040	7.9	32,495	7.2
Subordinated Debt	72,562	17.3	73,113	16.3
Equity and Warrants	48,594	11.6	92,054	20.5
Capitala Senior Loan Fund II, LLC	13,600	3.2	13,695	3.1
Total	$419,970	100.0%	$448,927	100.0%

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	June 30, 2019		December 31, 2018
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$59,972	15.4%	$57,946	12.9%
Financial Services	28,981	7.4	21,666	4.8
Consumer Products	26,553	6.8	27,746	6.2
Sales & Marketing Services	19,277	4.9	19,496	4.3
Telecommunications	18,000	4.6	18,000	4.0
Food Product Manufacturer	16,950	4.3	17,335	3.9
Healthcare	16,944	4.3	16,972	3.8
IT Consulting	14,591	3.7	15,233	3.4
Automobile Part Manufacturer	14,571	3.7	14,384	3.2
Investment Funds	13,763	3.5	13,695	3.0
Healthcare Management	13,261	3.4	13,792	3.1
Multi-Platform Media and Consumer Products	12,941	3.3	13,000	2.9
Textile Equipment Manufacturer	11,445	2.9	12,848	2.8
Government Services	11,433	2.9	12,109	2.7
Entertainment	10,950	2.8	—	—
Retail	10,500	2.7	14,979	3.3
Information Technology	9,551	2.4	25,232	5.6
Conglomerate	9,173	2.4	9,004	2.0
Advertising & Marketing Services	8,935	2.3	8,712	1.9
Testing Laboratories	7,492	1.9	7,503	1.7
Electronic Machine Repair	6,137	1.6	6,432	1.4
Oil & Gas Services	5,796	1.5	9,861	2.2
Oil & Gas Engineering and Consulting Services	5,689	1.5	6,854	1.5
Data Services	4,938	1.3	—	—
Medical Device Distributor	4,865	1.3	4,797	1.1
Restaurant	4,800	1.2	4,903	1.1
Computer Supply Retail	4,689	1.2	10,597	2.4
Online Merchandise Retailer	3,494	0.9	3,499	0.8
Professional and Personal Digital Imaging	3,252	0.8	6,674	1.5
Footwear Retail	3,184	0.8	3,184	0.7
Logistics	2,977	0.8	2,984	0.7
Home Repair Parts Manufacturer	2,416	0.6	1,722	0.4
QSR Franchisor	2,039	0.5	3,018	0.7
Household Product Manufacturer	758	0.2	758	0.2
Data Processing & Digital Marketing	742	0.2	742	0.2
Industrial Equipment Rental	—	—	16,327	3.6
Building Products	—	—	14,833	3.3
Produce Distribution	—	—	6,210	1.4
Farming	—	—	5,880	1.3
Total	$391,059	100.0%	$448,927	100.0%

With the exception of the international investment holdings noted below, all investments made by the Company as of June 30, 2019 and December 31, 2018 were made in portfolio companies located in the U.S. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019		December 31, 2018
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$206,673	52.9%	$224,856	50.1%
Northeast	65,079	16.6	66,303	14.8
Midwest	62,806	16.1	77,537	17.3
West	56,501	14.4	77,353	17.2
International	—	—	2,878	0.6
Total	$391,059	100.0%	$448,927	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	As of June 30, 2019		As of December 31, 2018
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$120,375	30.8%	$171,829	38.3%
2	222,588	56.9	194,411	43.3
3	38,293	9.8	73,325	16.3
4	9,803	2.5	9,362	2.1
5	—	—	—	—
Total	$391,059	100.0%	$448,927	100.0%

As of June 30, 2019, we had two debt investments on non-accrual status with an aggregate amortized cost of $13.3 million and an aggregate fair value of $8.7 million, which represented 3.5% and 2.2% of the investment portfolio, respectively. As of December 31, 2018, we had debt investments in two portfolio companies on non-accrual status with an aggregate amortized cost of $20.7 million and an aggregate fair value of $9.4 million, which represented 4.9% and 2.1% of the investment portfolio, respectively.

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

As of June 30, 2019 and December 31, 2018, $13.6 million and $3.4 million in equity capital had been contributed by Capitala and Trinity, respectively. As of June 30, 2019 and December 31, 2018, the Company and Trinity had $6.4 million and $1.6 million of unfunded equity capital commitments outstanding, respectively. The Company’s equity investment in CSLF II is not redeemable.

For the three months ended June 30, 2019 and 2018, the Company received $0.4 million and $0.0 million, respectively, in dividend income from its equity interest in CSLF II. For the six months ended June 30, 2019 and 2018, the Company received $0.4 million and $0.0 million, respectively, in dividend income from its equity interest in CSLF II.

Below is a summary of CSLF II’s portfolio as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
First lien loans (1)	$16,866	$10,000
Weighted average current interest rate on first lien loans	7.5%	7.6%
Number of portfolio companies in CSLF II	3	2
Largest portfolio company investment (1)	$6,915	$5,550
Total of five largest portfolio company investments (1)(2)	$16,866	$10,000

(1)	Based on principal amount outstanding at period end.

(2)	Only three investments and two investments held as of June 30, 2019 and December 31, 2018, respectively.

Below is CSLF II’s unaudited schedule of investments as of June 30, 2019 (dollars in thousands):

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost	Fair Value
Investments at Fair Value
U.S. BioTek Laboratories, LLC	Testing Laboratories	First Lien Debt (7.5% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	$4,478	$4,478	$4,478
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.4% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	5,473	5,473	5,473
RAM Payment, LLC	Financial Services	First Lien Debt (7.4% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	6,915	6,915	6,915
TOTAL INVESTMENTS			$16,866	$16,866	$16,866

Below is CSLF II’s schedule of investments as of December 31, 2018 (dollars in thousands):

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost	Fair Value
Investments at Fair Value
U.S. BioTek Laboratories, LLC	Testing Laboratories	First Lien Debt (7.8% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	$4,500	$4,500	$4,500
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.5% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	5,500	5,500	5,500
TOTAL INVESTMENTS			$10,000	$10,000	$10,000

Below are the Statements of Assets and Liabilities for CSLF II (dollars in thousands):

	As of
	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments at fair value (amortized cost of $16,866 and $10,000, respectively)	$16,866	$10,000
Cash and cash equivalents	251	7,100
Interest receivable	97	31
Total assets	$17,214	$17,131
LIABILITIES
Accounts payable	$11	$12
Total liabilities	$11	$12
NET ASSETS
Partners’ capital	$17,203	$17,119
Total net assets	$17,203	$17,119

Below are the unaudited Statements of Operations for CSLF II (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
INVESTMENT INCOME
Interest income	$320	$—	$632	$—
Fee income	2	—	70	—
Total investment income	$322	$—	$702	$—
EXPENSES
General and administrative expenses	$31	$—	$117	$—
Total expenses	$31	$—	$117	$—
NET INVESTMENT INCOME	$291	$—	$585	$—
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$291	$—	$585	$—

Results of Operations

Operating results for the three and six months ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Total investment income	$11,590	$11,882	$24,274	$24,454
Total expenses, net of incentive fee waiver	7,568	7,651	16,117	15,785
Net investment income	4,022	4,231	8,157	8,669
Net realized loss on investments	(15,077)	(22,622)	(20,924)	(26,477)
Net unrealized appreciation (depreciation) on investments	(17,395)	21,994	(15,900)	21,602
Tax benefit (provision)	(694)	1,345	(628)	1,295
Net increase (decrease) in net assets resulting from operations	$(29,144)	$4,948	$(29,295)	$5,089

Investment income

The composition of our investment income for the three and six months ended June 30, 2019 and 2018 was as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest income	$10,096	$10,605	$20,117	$21,264
Fee income	308	177	695	664
Payment-in-kind interest and dividend income	724	970	1,643	2,327
Dividend income	425	113	1,731	167
Interest from cash and cash equivalents	37	17	88	32
Total investment income	$11,590	$11,882	$24,274	$24,454

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

We earn dividends on certain equity investments within our investment portfolio. As noted in our consolidated schedules of investments, some investments are scheduled to pay a periodic dividend, though these recurring dividends do not make up a significant portion of our total investment income. We may, and have received, more substantial one-time dividends from our equity investments.

For the three months ended June 30, 2019, total investment income decreased by $0.3 million, or 2.5%, compared to the three months ended June 30, 2018. Interest income decreased from $10.6 million for the three months ended June 30, 2018 to $10.1 million for the three months ended June 30, 2019. The decrease from the prior period is primarily related to lower average outstanding debt investments during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. PIK income declined from $1.0 million for the three months ended June 30, 2018 to $0.7 million for the three months ended June 30, 2019, primarily due to a decrease in investments with a contractual PIK rate. Fee income increased from $0.2 million for the three months ended June 30, 2018 to $0.3 million for the three months ended June 30, 2019. For the three months ended June 30, 2019, we generated $0.2 million in origination fees from new deployments and $0.1 million in non-origination fees. Comparatively, for the three months ended June 30, 2018, we generated $0.1 million in origination fees from new deployments and $0.1 million in non-origination fees. Dividend income increased from $0.1 million for the three months ended June 30, 2018 to $0.4 million for the three months ended June 30, 2019, primarily due to a $0.4 million dividend received from CSLF II.

For the six months ended June 30, 2019, total investment income decreased by $0.2 million, or 0.7%, compared to the six months ended June 30, 2018. Interest income decreased from $21.3 million for the six months ended June 30, 2018 to $20.1 million for the six months ended June 30, 2019. The decrease from the prior period is primarily related to lower average outstanding debt investments during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. PIK income declined from $2.3 million for the six months ended June 30, 2018 to $1.6 million for the six months ended June 30, 2019, primarily due to a decrease in investments with a contractual PIK rate. Fee income remained relatively flat at $0.7 million for the six months ended June 30, 2019 and June 30, 2018. For the six months ended June 30, 2019, we generated $0.6 million in origination fees from new deployments and $0.1 million in non-origination fees. Comparatively, for the six months ended June 30, 2018, we generated $0.4 million in origination fees from new deployments and $0.3 million in non-origination fees. Dividend income increased from $0.2 million for the six months ended June 30, 2018 to $1.7 million for the six months ended June 30, 2019, primarily due to a one-time dividend of $1.3 million received on our investment in Nth Degree, Inc and a $0.4 million dividend received from CSLF II.

Operating expenses

The composition of our expenses for the three and six months ended June 30, 2019 and June 30, 2018 was as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest and financing expenses	$4,228	$4,331	$8,641	$8,695
Base management fee	2,020	2,314	4,138	4,617
Incentive fees, net of incentive fee waiver	175	—	1,209	244
General and administrative expenses	1,145	1,006	2,129	2,229
Total expenses, net of incentive fee waiver	$7,568	$7,651	$16,117	$15,785

For the three months ended June 30, 2019, operating expenses decreased $0.1 million, or 1.1%, compared to the three months ended June 30, 2018. Interest expense decreased from $4.3 million for the three months ended June 30, 2018 to $4.2 million for the three months ended June 30, 2019. The decrease from the prior period is primarily related to lower average outstanding SBA debentures outstanding during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The decrease was offset in part by lower usage on our credit facility for the three months ended June 30, 2018 compared to the three months ended June 30, 2019. Management fees declined from $2.3 million for the three months ended June 30, 2018 to $2.0 million for the three months ended June 30, 2019, due to lower average assets under management. Incentive fees, net of incentive fee waiver, increased from $0.0 million for the three months ended June 30, 2018 to $0.2 million for the three months ended June 30, 2019, primarily due to better performance in relation to our net asset value. General and administrative expenses increased from $1.0 million for the three months ended June 30, 2018 to $1.1 million for the three months ended June 30, 2019, primarily due to higher accounting and audit expenses during the period.

For the six months ended June 30, 2019, operating expenses increased $0.3 million, or 2.1%, compared to the six months ended June 30, 2018. Interest expense decreased from $8.7 million for the six months ended June 30, 2018 to $8.6 million for the six months ended June 30, 2019. The decrease from the prior period is primarily related to lower average outstanding SBA debentures outstanding during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease was offset in part by lower usage on our credit facility for the six months ended June 30, 2018 compared to the six months ended June 30, 2019. Management fees declined from $4.6 million for the six months ended June 30, 2018 to $4.1 million for the six months ended June 30, 2019, due to lower average assets under management. Incentive fees, net of incentive fee waiver, increased from $0.2 million for the six months ended June 30, 2018 to $1.2 million for the six months ended June 30, 2019, primarily due to better performance in relation to our net asset value. General and administrative expenses decreased from $2.2 million for the six months ended June 30, 2018 to $2.1 million for the six months ended June 30, 2019, primarily due to decline in legal fees and accounting and audit expenses during the period.

Net realized gain (loss) on investments

During the three and six months ended June 30, 2019 we recognized $(15.1) million and $(20.9) million, respectively, of net realized losses on our portfolio investments. During the three and six months ended June 30, 2018 we recognized $(22.6) million and $(26.5) million, respectively, of net realized losses on our portfolio investments.

Net unrealized appreciation (depreciation) on investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three and six months ended June 30, 2019 we had net unrealized depreciation of $(17.4) million and $(15.9) million, respectively. For the three and six months ended June 30, 2018 we had net unrealized appreciation of $22.0 million and $21.6 million, respectively.

Tax benefit (provision)

For the three and six months ended June 30, 2019, we recorded a tax provision of $(0.7) million and $(0.6) million, respectively. For the three and six months ended June 30, 2018 we recorded a tax benefit of $1.3 million and $1.3 million, respectively.

Changes in net assets resulting from operations

For the three and six months ended June 30, 2019, we recorded a net decrease in net assets resulting from operations of $(29.1) million and $(29.3) million, respectively. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2019, our per share net decrease in net assets resulting from operations was $(1.81) and $(1.82), respectively.

For the three and six months ended June 30, 2018, we recorded a net increase in net assets resulting from operations of $4.9 million and $5.1 million, respectively. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2018, our per share net increase in net assets resulting from operations was $0.31 and $0.32, respectively.

Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in two portfolio companies that are considered significant subsidiaries under the guidance in Regulation S-X but are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each such portfolio company, along with summarized financial information as of June 30, 2019 and December 31, 2018, and for the six months ended June 30, 2019 and June 30, 2018.

During the six months ended June 30, 2019, the Company wrote off its investment in AAE Acquisition, LLC and realized a loss of $20.4 million.

CableOrganizer Acquisition, LLC

CableOrganizer Acquisition, LLC, a Delaware limited liability company that began operations on April 23, 2013, is a leading online provider of cable and wire management products. The income (loss) the Company generated from CableOrganizer Acquisition, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, realized loss, and unrealized appreciation (depreciation), was $(7.0) million and $0.8 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

Eastport Holdings, LLC

Eastport Holdings, LLC, an Ohio limited liability company organized on November 1, 2011, is a holding company consisting of marketing and advertising companies located across the U.S. The income (loss) the Company generated from Eastport Holdings, LLC, which includes all interest, dividends, PIK interest and dividends, fees, and unrealized appreciation (depreciation), was $(0.8) million and $1.3 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

The summarized unaudited financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):

	As of
	June 30,	December 31,
Balance Sheets – CableOrganizer Acquisition, LLC	2019	2018
Current assets	$2,757	$2,987
Noncurrent assets	7,125	8,459
Total assets	$9,882	$11,446

Current liabilities	$1,792	$13,094
Noncurrent liabilities	4,689	—
Total liabilities	$6,481	$13,094

Total equity (deficit)	$3,401	$(1,648)

	For the Six Months Ended
	June 30,	June 30,
Statements of Operations – CableOrganizer Acquisition, LLC	2019	2018
Net sales	$6,294	$10,098
Cost of goods sold	4,527	6,701
Gross profit	$1,767	$3,397

Other expenses	$3,200	$4,161
Loss before income taxes	(1,433)	(764)
Income tax provision	—	—
Net loss	$(1,433)	$(764)

	As of
	June 30,	December 31,
Balance Sheets - Eastport Holdings, LLC	2019	2018
Current assets	$108,692	$81,232
Noncurrent assets	197,885	198,962
Total assets	$306,577	$280,194

Current liabilities	$174,789	$144,928
Noncurrent liabilities	53,886	56,951
Total liabilities	$228,675	$201,879

Total equity	$77,902	$78,315

	For the Six Months Ended
	June 30,	June 30,
Statements of Operations - Eastport Holdings, LLC	2019	2018
Net sales	$272,702	$272,634
Cost of goods sold	195,256	192,419
Gross profit	$77,446	$80,215

Other expenses	$77,360	$77,994
Income before income taxes	86	2,221
Income tax provision	(241)	(289)
Net Income (loss)	$(155)	$1,932

Financial Condition, Liquidity and Capital Resources

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our stockholders, and repay indebtedness.

Since our IPO, we have raised approximately $136.0 million in net proceeds from equity offerings through June 30, 2019.

On October 17, 2014, the Company entered into a senior secured revolving credit agreement (as amended, the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. The Credit Facility was amended on May 22, 2015, June 16, 2017, July 19, 2018, and February 22, 2019 (the “Amendments”). The Amendments were affected, among other things, in order to increase the total borrowings allowed under the Credit Facility, allow for stock repurchases, extend the maturity date, reduce the minimum required interest coverage ratio, reduce the minimum required net asset value, and reduce the minimum required asset coverage ratio. The Credit Facility currently provides for borrowings up to $114.5 million and may be increased up to $200.0 million pursuant to its “accordion” feature. The Credit Facility matures on June 16, 2021. As of June 30, 2019, we had $5.0 million outstanding and $109.5 million available under the Credit Facility.

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

As of June 30, 2019, Fund III had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding. In addition to our existing SBA-guaranteed debentures, we may, if permitted by regulation, seek to issue additional SBA-guaranteed debentures as well as other forms of leverage and borrow funds to make investments. On June 10, 2014, we received an exemptive order from the SEC exempting us, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the 1934 Act, with respect to Fund II and Fund III. We intend to comply with the conditions of the order.

As of June 30, 2019, we had $43.5 million in cash and cash equivalents, and our net assets totaled $153.9 million.

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

A summary of our significant contractual payment obligations as of June 30, 2019 are as follows (dollars in thousands):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
SBA Debentures	$—	$125,000	$25,000	$—	$150,000
2022 Notes	—	75,000	—	—	75,000
2022 Convertible Notes	—	52,088	—	—	52,088
Credit Facility	—	5,000	—	—	5,000
Total Contractual Obligations	$—	$257,088	$25,000	$—	$282,088

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

 The following tables summarize our distributions declared from January 1, 2017 through June 30, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share
January 2, 2019	January 24, 2019	January 30, 2019	$0.0833
January 2, 2019	February 20, 2019	February 27, 2019	0.0833
January 2, 2019	March 21, 2019	March 28, 2019	0.0833
April 1, 2019	April 22, 2019	April 29, 2019	0.0833
April 1, 2019	May 23, 2019	May 30, 2019	0.0833
April 1, 2019	June 20, 2019	June 27, 2019	0.0833
Total Distributions Declared and Distributed for 2019			$0.50

Date Declared	Record Date	Payment Date	Amount Per Share
January 2, 2018	January 22, 2018	January 30, 2018	$0.0833
January 2, 2018	February 20, 2018	February 27, 2018	0.0833
January 2, 2018	March 23, 2018	March 29, 2018	0.0833
April 2, 2018	April 19, 2018	April 27, 2018	0.0833
April 2, 2018	May 22, 2018	May 30, 2018	0.0833
April 2, 2018	June 20, 2018	June 28, 2018	0.0833
July 2, 2018	July 23, 2018	July 30, 2018	0.0833
July 2, 2018	August 23, 2018	August 30, 2018	0.0833
July 2, 2018	September 20, 2018	September 27, 2018	0.0833
October 1, 2018	October 23, 2018	October 30, 2018	0.0833
October 1, 2018	November 21, 2018	November 29, 2018	0.0833
October 1, 2018	December 20, 2018	December 28, 2018	0.0833
Total Distributions Declared and Distributed for 2018			$1.00

Date Declared	Record Date	Payment Date	Amount Per Share
January 3, 2017	January 20, 2017	January 30, 2017	$0.1300
January 3, 2017	February 20, 2017	February 27, 2017	0.1300
January 3, 2017	March 23, 2017	March 30, 2017	0.1300
April 3, 2017	April 19, 2017	April 27, 2017	0.1300
April 3, 2017	May 23, 2017	May 29, 2017	0.1300
April 3, 2017	June 24, 2017	June 29, 2017	0.1300
July 3, 2017	July 21, 2017	July 28, 2017	0.1300
July 3, 2017	August 23, 2017	August 30, 2017	0.1300
July 3, 2017	September 20, 2017	September 28, 2017	0.1300
October 2, 2017	October 23, 2017	October 30, 2017	0.0833
October 2, 2017	November 21, 2017	November 29, 2017	0.0833
October 2, 2017	December 20, 2017	December 28, 2017	0.0833
Total Distributions Declared and Distributed for 2017			$1.42

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

The Company may invest in the same unitranche facility as CSLF II, whereby CSLF II provides the first-out portion of the unitranche facility and the Company and other lenders provide the last-out portion of the unitranche facility. Under a guarantee agreement, the Company may be required to purchase its pro-rata portion of first-out loans from CSLF II upon certain triggering events, including acceleration upon payment default of the underlying borrower. As of June 30, 2019, the Company has evaluated the fair value of the guarantee under the guidance of ASC Topic 460 — Guarantees and determined that the fair value of the guarantee is immaterial as the risk of payment default for first-out loans in CSLF II is considered remote. The maximum exposure to credit risk as of June 30, 2019 and December 31, 2018, was $7.4 million and $4.3 million, respectively, and extends to the stated maturity of the underlying loans in CSLF II.

We have entered into a license agreement with the Investment Advisor, pursuant to which the Investment Advisor has agreed to grant us a non-exclusive, royalty-free license to use the name ‘‘Capitala.’’

We have entered into the Administration Agreement with our Administrator. Pursuant to the terms of the Administration Agreement, our Administrator provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Alala, our chief executive officer, and chairman of our Board, is the chief executive officer, president, and director of our Administrator.

Off-Balance Sheet Arrangements

As of June 30, 2019, the Company had outstanding unfunded commitments related to debt and equity investments in existing portfolio companies of $6.4 million (CSLF II), $3.9 million (Portrait Studio, LLC), $1.0 million (Freedom Electronics, LLC), $1.0 million (Jurassic Quest Holdings, LLC), and $1.0 million (U.S. BioTek Laboratories, LLC). As of December 31, 2018, the Company had outstanding unfunded commitments related to debt and equity investments in existing portfolio companies of $6.4 million (CSLF II), $5.0 million (Portrait Studio, LLC), $1.1 million (MC Sign Lessor, Corp.), $1.0 million (U.S. BioTek Laboratories, LLC), $0.8 million (Freedom Electronics, LLC), and $0.3 million (CableOrganizer Acquisition, LLC).

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Developments

Distributions

On July 1, 2019, the Company’s Board declared normal monthly distributions for July, August, and September of 2019 as set forth below:

Date Declared	Record Date	Payment Date	Distributions per Share
July 1, 2019	July 23, 2019	July 30, 2019	$0.0833
July 1, 2019	August 22, 2019	August 29, 2019	$0.0833
July 1, 2019	September 20, 2019	September 27, 2019	$0.0833

Portfolio Activity

On July 25, 2019, the Company received $6.3 million for its debt investments in Micro Precision, LLC, repaid at par.

On August 1, 2019, the Company received $18.0 million for its first lien debt investment in Sunset Digital Holdings, LLC, repaid at par.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts subject to the requirements of the 1940 Act. For the six months ended June 30, 2019, we did not engage in hedging activities.

As of June 30, 2019, we held 27 securities bearing a variable rate of interest. Our variable rate investments represent approximately 72.8% of the fair value of total debt investments. On a fair value basis, 4.4% of variable rate securities were yielding interest at a rate equal to the established interest rate floor or interest rate ceiling and 95.6% of variable rate securities were yielding interest at a rate above its interest rate floor or were not subject to an interest rate floor as of June 30, 2019. As of June 30, 2019, we had $5.0 million outstanding on our Credit Facility, which has a variable rate of interest at one-month LIBOR + 3.0%. As of June 30, 2019, all of our other interest paying liabilities, consisting of $150.0 million in SBA-guaranteed debentures, $75.0 million in 2022 Notes, and $52.1 million in 2022 Convertible Notes, were bearing interest at a fixed rate.

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

Based on our June 30, 2019 consolidated statements of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$6,749	$(150)	$6,599
Up 200 basis points	$4,512	$(100)	$4,412
Up 100 basis points	$2,256	$(50)	$2,206
Down 100 basis points	$(1,563)	$50	$(1,513)
Down 200 basis points	$(2,598)	$100	$(2,498)
Down 300 basis points	$(2,598)	$120	$(2,478)

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled “Recent legislation may allow us to incur additional leverage”. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the six months ended June 30, 2019, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2019, we issued 34,805 shares of common stock under our DRIP. The issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our DRIP during the quarter ended June 30, 2019 was approximately $0.3 million. Other than the shares issued under our DRIP during the quarter ended June 30, 2019, we did not sell any unregistered equity securities.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2019	By	/s/ Joseph B. Alala III
Joseph B. Alala III
Chief Executive Officer
(Principal Executive Officer)
Capitala Finance Corp.

Date: August 5, 2019	By	/s/ Stephen A. Arnall
Stephen A. Arnall
Chief Financial Officer
(Principal Financial Officer)
Capitala Finance Corp.

Date: August 5, 2019	By	/s/ Kevin A. Koonts
Kevin A. Koonts
Chief Accounting Officer
(Principal Accounting Officer)
Capitala Finance Corp.

