Form 10-Q
period 2019-09-30
Capitala Finance Corp.
filed 2019-11-04
CIK 1571329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive office, telephone number, and state or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number
814-01022	Capitala Finance Corp. 4201 Congress St., Suite 360 Charlotte, North Carolina 28209 State of Incorporation: Maryland Telephone: (704) 376-5502	90-0945675

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share 5.75% Convertible Notes due 2022 6.00% Notes due 2022	CPTA CPTAG CPTAL	NASDAQ Global Select Market NASDAQ Capital Market NASDAQ Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

The number of shares of Capitala Finance Corp.’s common stock, $0.01 par value, outstanding as of November 1, 2019 was 16,175,557.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Capitala Finance Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of
	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $248,479 and $280,114, respectively)	$259,747	$286,843
Affiliate investments (amortized cost of $74,435 and $72,300, respectively)	91,355	92,939
Control investments (amortized cost of $36,659 and $67,556, respectively)	20,249	69,145
Total investments at fair value (amortized cost of $359,573 and $419,970, respectively)	371,351	448,927
Cash and cash equivalents	62,776	39,295
Interest and dividend receivable	1,572	3,778
Prepaid expenses	117	454
Deferred tax asset, net	-	628
Other assets	114	83
Total assets	$435,930	$493,165

LIABILITIES
SBA Debentures (net of deferred financing costs of $1,129 and $1,688, respectively)	$148,871	$164,012
2022 Notes (net of deferred financing costs of $1,585 and $1,987, respectively)	73,415	73,013
2022 Convertible Notes (net of deferred financing costs of $1,003 and $1,259, respectively)	51,085	50,829
Credit Facility (net of deferred financing costs of $727 and $983, respectively)	(727)	9,017
Management and incentive fees payable	3,509	2,487
Interest and financing fees payable	1,440	3,063
Trade settlement payable	6,442	-
Accounts payable and accrued expenses	14	100
Total liabilities	$284,049	$302,521

Commitments and contingencies (Note 2)

NET ASSETS
Common stock, par value $0.01, 100,000,000 common shares authorized, 16,161,075 and 16,051,547 common shares issued and outstanding, respectively	$162	$161
Additional paid in capital	242,639	241,757
Total distributable loss	(90,920)	(51,274)
Total net assets	$151,881	$190,644
Total liabilities and net assets	$435,930	$493,165

Net asset value per share	$9.40	$11.88

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
INVESTMENT INCOME
Interest and fee income:
Non-control/non-affiliate investments	$6,270	$6,692	$21,096	$20,915
Affiliate investments	1,898	1,852	6,578	5,870
Control investments	115	1,898	1,421	5,585
Total interest and fee income	8,283	10,442	29,095	32,370
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	388	350	1,283	1,482
Affiliate investments	235	343	611	1,118
Control investments	-	295	372	715
Total payment-in-kind interest and dividend income	623	988	2,266	3,315
Dividend income:
Non-control/non-affiliate investments	-	-	1,281	59
Affiliate investments	25	29	25	87
Control investments	1,134	25	1,584	75
Total dividend income	1,159	54	2,890	221
Interest income from cash and cash equivalents	61	46	149	78
Total investment income	10,126	11,530	34,400	35,984

EXPENSES
Interest and financing expenses	4,110	4,320	12,751	13,015
Base management fee	1,925	2,254	6,063	6,871
Incentive fees	-	-	1,497	244
General and administrative expenses	1,107	1,105	3,236	3,334
Expenses before incentive fee waiver	7,142	7,679	23,547	23,464
Incentive fee waiver (See Note 6)	-	-	(288)	-
Total expenses, net of incentive fee waiver	7,142	7,679	23,259	23,464

NET INVESTMENT INCOME	2,984	3,851	11,141	12,520

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND WRITTEN CALL OPTION:
Net realized gain (loss) on investments:
Non-control/non-affiliate investments	-	9,874	(3,544)	(15,820)
Affiliate investments	12	93	2,288	956
Control investments	-	(3,669)	(19,656)	(5,315)
Net realized gain (loss) on investments	12	6,298	(20,912)	(20,179)
Net unrealized appreciation (depreciation) on investments:
Non-control/non-affiliate investments	1,518	(8,380)	4,539	18,847
Affiliate investments	1,218	11,730	(3,719)	5,727
Control investments	(4,015)	(32,100)	(17,999)	(31,722)
Net unrealized depreciation on investments	(1,279)	(28,750)	(17,179)	(7,148)
Net unrealized appreciation on written call option	-	6,795	-	6,795
Net realized and unrealized loss on investments and written call option	(1,267)	(15,657)	(38,091)	(20,532)
Tax benefit (provision)	-	(110)	(628)	1,185
Total net realized and unrealized loss on investments and written call option, net of taxes	(1,267)	(15,767)	(38,719)	(19,347)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,717	$(11,916)	$(27,578)	$(6,827)

NET INCREASE (DECREASE) IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC AND DILUTED	$0.11	$(0.74)	$(1.71)	$(0.43)

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – BASIC AND DILUTED	16,133,365	16,001,919	16,097,908	15,981,154

DISTRIBUTIONS PAID PER SHARE	$0.25	$0.25	$0.75	$0.75

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Changes in Net Assets

 (in thousands, except share data)

 (unaudited)

	Common Stock
For the Three Months Ended September 30, 2019 and 2018	Number of Shares	Par Value	Additional Paid in Capital	Total Distributable Loss	Total
BALANCE, June 30, 2019	16,118,948	$161	$242,307	$(88,605)	$153,863
Net investment income	-	-	-	2,984	2,984
Net realized gain on investments	-	-	-	12	12
Net unrealized depreciation on investments	-	-	-	(1,279)	(1,279)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	42,127	1	332	-	333
Distributions declared	-	-	-	(4,032)	(4,032)
BALANCE, September 30, 2019	16,161,075	$162	$242,639	$(90,920)	$151,881

BALANCE, June 30, 2018	15,994,690	$160	$241,350	$(22,193)	$219,317
Net investment income	-	-	-	3,851	3,851
Net realized gain on investments	-	-	-	6,298	6,298
Net unrealized depreciation on investments	-	-	-	(28,750)	(28,750)
Net unrealized appreciation on written call option	-	-	-	6,795	6,795
Tax provision	-	-	-	(110)	(110)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	23,280	-	193	-	193
Distributions declared	-	-	-	(3,998)	(3,998)
BALANCE, September 30, 2018	16,017,970	$160	$241,543	$(38,107)	$203,596

	Common Stock
For the Nine Months Ended September 30, 2019 and 2018	Number of Shares	Par Value	Additional Paid in Capital	Total Distributable Loss	Total
BALANCE, December 31, 2018	16,051,547	$161	$241,757	$(51,274)	$190,644
Net investment income	-	-	-	11,141	11,141
Net realized loss on investments	-	-	-	(20,912)	(20,912)
Net unrealized depreciation on investments	-	-	-	(17,179)	(17,179)
Tax provision	-	-	-	(628)	(628)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	109,528	1	882	-	883
Distributions declared	-	-	-	(12,068)	(12,068)
BALANCE, September 30, 2019	16,161,075	$162	$242,639	$(90,920)	$151,881

BALANCE, December 31, 2017	15,951,231	$160	$241,027	$(19,300)	$221,887
Net investment income	-	-	-	12,520	12,520
Net realized loss on investments	-	-	-	(20,179)	(20,179)
Net unrealized depreciation on investments	-	-	-	(7,148)	(7,148)
Net unrealized appreciation on written call option	-	-	-	6,795	6,795
Tax benefit	-	-	-	1,185	1,185
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	66,739	-	516	-	516
Distributions declared	-	-	-	(11,980)	(11,980)
BALANCE, September 30, 2018	16,017,970	$160	$241,543	$(38,107)	$203,596

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Cash Flows

 (in thousands)

 (unaudited)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(27,578)	$(6,827)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(48,785)	(58,907)
Repayments and sales of investments	91,320	96,260
Net realized loss on investments	20,912	20,179
Net unrealized depreciation on investments	17,179	7,148
Payment-in-kind interest and dividends	(2,266)	(3,315)
Accretion of original issue discount on investments	(784)	(847)
Payments from written call option	-	(20)
Net unrealized appreciation on written call option	-	(6,795)
Amortization of deferred financing fees	1,579	1,406
Tax (benefit) provision	628	(1,185)
Changes in assets and liabilities:
Interest and dividend receivable	2,206	(1,068)
Due from related parties	-	95
Prepaid expenses	337	158
Other assets	(31)	(73)
Management and incentive fees payable	1,022	337
Interest and financing fees payable	(1,623)	(1,632)
Trade settlement payable	6,442	(175)
Accounts payable and accrued expenses	(86)	16
NET CASH PROVIDED BY OPERATING ACTIVITIES	60,472	44,755

CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns on SBA debentures	(15,700)	(5,000)
Proceeds from Credit Facility	15,000	21,000
Repayments on Credit Facility	(25,000)	(30,000)
Distributions paid to shareholders	(11,185)	(11,464)
Deferred financing fees paid	(106)	(56)
NET CASH USED IN FINANCING ACTIVITIES	(36,991)	(25,520)

NET INCREASE IN CASH AND CASH EQUIVALENTS	23,481	19,235
CASH AND CASH EQUIVALENTS, beginning of period	39,295	31,221
CASH AND CASH EQUIVALENTS, end of period	$62,776	$50,456

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$11,906	$12,213

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Distributions paid through dividend reinvestment plan share issuances	$883	$516

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

September 30, 2019

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Non-control/non-affiliated investments - 171.0%

Non-control/non-affiliated investments - United States

3 Bridge Solutions, LLC	IT Consulting	First Lien Debt (11.1% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 12/4/22)	$13,444	$13,444	$13,444	8.8%

3 Bridge Solutions, LLC	IT Consulting	Preferred Units (965 units)		1,090	725	0.5%

3 Bridge Solutions, LLC	IT Consulting	Membership Units (39,000 units)		10	-	0.0%

				14,544	14,169	9.3%

Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (8.0% Cash, 3.8% PIK, Due 12/18/22)	6,760	6,545	6,545	4.3%

Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (8.0% Cash, 3.8% PIK, Due 12/18/22) (6)	13,000	13,000	10,368	6.8%

Alternative Biomedical Solutions, LLC	Healthcare	Membership Units (20,092 units)		800	-	0.0%

				20,345	16,913	11.1%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (10.5% Cash, 2.0% PIK, Due 6/11/20) (7)	9,435	8,919	6,596	4.3%

				8,919	6,596	4.3%

AmeriMark Direct, LLC	Consumer Products	First Lien Debt (13.8% Cash, Due 9/8/21)	16,498	16,321	16,498	10.9%

				16,321	16,498	10.9%

BigMouth, Inc.	Consumer Products	First Lien Debt (14.1% Cash, Due 11/14/21) (6)	8,572	8,572	8,447	5.6%

BigMouth, Inc.	Consumer Products	Series A Preferred Stock (350,000 shares)		411	163	0.1%

				8,983	8,610	5.7%

Bluestem Brands, Inc.	Online Merchandise Retailer	First Lien Debt (9.5% Cash (1 month LIBOR + 7.5%, 1.0% Floor), Due 11/7/20)	3,592	3,592	3,447	2.3%

				3,592	3,447	2.3%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	2,497	1.6%

				5	2,497	1.6%

California Pizza Kitchen, Inc.	Restaurant	Second Lien Debt (12.5% Cash (3 month LIBOR + 10.0%, 1.0% Floor), Due 8/23/23)	5,000	4,921	4,800	3.2%

				4,921	4,800	3.2%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

September 30, 2019

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Chicken Soup for the Soul, LLC	Multi-platform Media and Consumer Products	First Lien Debt (10.6% Cash (1 month LIBOR + 8.5%, 1.5% Floor), Due 12/13/20)	$13,000	$13,000	$12,913	8.5%

				13,000	12,913	8.5%

CIS Secure Computing, Inc.	Government Services	First Lien Debt (10.6% Cash (1 month LIBOR + 8.5%, 1.0% Floor), 1.0% PIK, Due 9/14/22)	9,489	9,489	9,489	6.3%

CIS Secure Computing, Inc.	Government Services	Common Stock (46,163 shares)		1,000	1,534	1.0%

				10,489	11,023	7.3%

Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9.0% Cash, 2.0% PIK, Due 11/29/21)	19,229	19,229	19,120	12.6%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	270	0.2%

				20,804	19,390	12.8%

Currency Capital, LLC	Financial Services	First Lien Debt (14.1% Cash (1 month LIBOR + 12.0%, 0.5% Floor), 2.0% PIK, Due 1/2/20) (8)	16,400	16,400	16,400	10.8%

Currency Capital, LLC	Financial Services	Class A Preferred Units (2,000,000 units) (8)		2,000	2,364	1.6%

				18,400	18,764	12.4%

Flavors Holdings, Inc.	Food Product Manufacturer	First Lien Debt (7.9% Cash (3 month LIBOR + 5.8%, 1.0% Floor), Due 4/3/20)	5,789	5,766	5,683	3.7%

Flavors Holdings, Inc.	Food Product Manufacturer	Second Lien Debt (12.1% Cash (3 month LIBOR + 10.0%, 1.0% Floor), Due 10/3/21)	12,000	11,861	11,324	7.5%

				17,627	17,007	11.2%

Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (8.8% Cash, Due 12/20/23) (6)(9)	5,955	5,955	5,955	3.9%

Freedom Electronics, LLC	Electronic Machine Repair	Membership Units (181,818 units)		182	172	0.1%

				6,137	6,127	4.0%

HUMC Opco, LLC	Healthcare	First Lien Debt (9.0% Cash, Due 8/16/20)	5,000	5,000	5,000	3.3%

				5,000	5,000	3.3%

Installs, LLC	Logistics	First Lien Debt (9.1% Cash (1 month LIBOR + 7.0%, 1.8% Floor), Due 6/20/23)	2,947	2,947	2,947	1.9%

				2,947	2,947	1.9%

Jurassic Quest Holdings, LLC	Entertainment	First Lien Debt (9.6% Cash (1 month LIBOR + 7.5%, 2.0% Floor), Due 5/1/24) (10)	10,744	10,744	10,744	7.1%

Jurassic Quest Holdings, LLC	Entertainment	Preferred Units (375,000 units, 8.0% PIK) (11)		388	331	0.2%

				11,132	11,075	7.3%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

September 30, 2019

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
MicroHoldco, LLC	General Industrial	Preferred Units (838,042 units)		$838	$838	0.6%

				838	838	0.6%

Nth Degree, Inc.	Business Services	First Lien Debt (13.6% Cash (1 month LIBOR + 11.5%, 1.0% Floor), 2.0% PIK, Due 3/29/23) (12)	$7,309	7,309	7,309	4.8%

Nth Degree, Inc.	Business Services	Preferred Stock (2,400 Units, 10.0% PIK dividend) (11)		3,492	28,102	18.5%

				10,801	35,411	23.3%

Seitel, Inc.	Data Services	First Lien Debt (10.3% Cash (1 month LIBOR + 8.3%, 1.0% Floor), Due 3/15/23)	4,875	4,875	4,875	3.2%

				4,875	4,875	3.2%

Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (12.8% Cash , Due 6/26/20)	13,069	13,069	12,968	8.5%

				13,069	12,968	8.5%

Sur La Table, Inc.	Retail	First Lien Debt (11.1% Cash (3 month LIBOR + 9.0%, 1.0% Floor), Due 7/31/22) (12)(13)	10,515	10,515	10,515	6.9%

				10,515	10,515	6.9%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	758	0.5%

				758	758	0.5%

U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (9.5% Cash, Due 12/14/23) (6)(9)	6,948	6,948	6,948	4.6%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class A Preferred Units (500 Units, 10.0% PIK) (11)		539	266	0.2%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class C Units (500 Units)		1	-	0.0%

				7,488	7,214	4.8%

U.S. Well Services, Inc.	Oil & Gas Services	Class A Common Stock (77,073 shares) (8)(14)		771	168	0.1%

U.S. Well Services, Inc.	Oil & Gas Services	Class B Common Stock (1,125,426 shares) (8)(14)		6,701	2,465	1.6%

				7,472	2,633	1.7%

Vology, Inc.	Information Technology	Subordinated Debt (15.0% Cash (1 month LIBOR + 14.0%, 1.0% Ceiling), 4.0% PIK, Due 6/30/20) (7)	8,988	8,897	6,140	4.0%

				8,897	6,140	4.0%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

September 30, 2019

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Xirgo Technologies, LLC	Information Technology	Membership Units (600,000 units)		$600	$619	0.4%

				600	619	0.4%

Sub Total Non-control/non-affiliated investments - United States				$248,479	$259,747	171.0%

Affiliate Investments - 60.2%

Affiliate investments - United States

Burgaflex Holdings, LLC	Automobile Part Manufacturer	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	$14,561	$14,561	$14,530	9.6%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class A (1,253,198 shares)		1,504	-	0.0%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class B (1,085,073 shares)		362	41	0.0%

				16,427	14,571	9.6%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.4% fully diluted) (15)		-	3,184	2.1%

				-	3,184	2.1%

Eastport Holdings, LLC	Business Services	Subordinated Debt (15.1% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/29/20)	16,500	16,062	16,500	10.9%

Eastport Holdings, LLC	Business Services	Membership Units (22.9% ownership)		3,263	16,781	11.0%

				19,325	33,281	21.9%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend) (11)		3,399	3,689	2.5%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	644	0.4%

				3,401	4,333	2.9%

LJS Partners, LLC	QSR Franchisor	Common Membership Units (1,764,976 units)		975	1,686	1.1%

LJS Partners, LLC	QSR Franchisor	Preferred Units (89,612 units)		293	358	0.2%

				1,268	2,044	1.3%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

September 30, 2019

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12.0% Cash, Due 1/31/20) (12)	$2,600	$2,600	$2,600	1.7%

MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6.0% Cash, Due 1/31/20) (12)	400	388	400	0.3%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6.0% PIK Dividend) (11)		1,548	1,685	1.1%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	209	0.1%

				4,536	4,894	3.2%

Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (11.0% Cash, Due 6/30/23) (12)	10,100	10,100	10,100	6.6%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend) (11)		1,000	1,000	0.7%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (60,000 shares)		-	385	0.3%

				11,100	11,485	7.6%

RAM Payment, LLC	Financial Services	First Lien Debt (10.4% Cash, Due 1/4/24) (6)	9,137	9,137	9,137	6.0%

RAM Payment, LLC	Financial Services	Preferred Units (86,000 units, 8.0% PIK) (11)		911	1,507	1.0%

				10,048	10,644	7.0%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Second Lien Debt (15.0% PIK, Due 9/12/23)	754	717	717	0.5%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)		6,958	5,494	3.6%

				7,675	6,211	4.1%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Subordinated Debt (16)		655	708	0.5%

				655	708	0.5%

Sub Total Affiliate investments - United States				$74,435	$91,355	60.2%

Control Investments - 13.3%

Control investments - United States

CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (8.0% Cash, Due 6/30/21) (12)	$1,250	$1,250	$1,250	0.8%

CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (8.0% Cash, Due 6/30/21) (7)(12)	3,689	3,638	1,685	1.1%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Preferred Units - Series A1 (7,200,000 units)		5,373	-	0.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Preferred Units - Series A (4,000,000 units)		2,354	-	0.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (14.9% fully diluted)		1,394	-	0.0%

CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (40.0% fully diluted)		-	-	0.0%

				14,009	2,935	1.9%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

September 30, 2019

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Capitala Senior Loan Fund II, LLC	Investment Funds	Membership Units (80.0% ownership) (8)(17)		$13,600	$13,658	9.0%

Capitala Senior Loan Fund II, LLC	Investment Funds	Subordinated Debt (7.0% Cash (1 month LIBOR + 5.0%), Due 9/3/24) (18)	-	-	-	0.0%

				13,600	13,658	9.0%

Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt (9.0% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 2.0% Ceiling), Due 12/31/22) (19)	$2,280	2,280	2,280	1.5%

Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt (9.1% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 5.0% Ceiling), Due 12/31/22) (7)	4,500	4,320	1,376	0.9%

Portrait Studio, LLC	Professional and Personal Digital Imaging	Preferred Units (4,350,000 Units)		2,450	-	0.0%

Portrait Studio, LLC	Professional and Personal Digital Imaging	Membership Units (150,000 Units)		-	-	0.0%

				9,050	3,656	2.4%

Sub Total Control investments - United States				$36,659	$20,249	13.3%

TOTAL INVESTMENTS - 244.5%				$359,573	$371,351	244.5%

(1)	All investments valued using unobservable inputs (Level 3), unless otherwise noted.
(2)	All investments valued by the Board of Directors.
(3)	All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.
(4)	Percentages are based on net assets of $151,881 as of September 30, 2019.
(5)	Capitala Finance Corp. generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Security Act.
(6)	The cash rate equals the approximate current yield on our last-out portion of the unitranche facility.
(7)	Non-accrual investment.
(8)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2019, 8.0% of the Company's total assets were non-qualifying assets.
(9)	The investment has a $1.0 million unfunded commitment.
(10)	The investment has a $0.7 million unfunded commitment.
(11)	The equity investment is income producing, based on rate disclosed.
(12)	The maturity date of the original investment has been extended.
(13)	The company may elect to have 1.5% of its cash interest capitalized as paid-in-kind interest.
(14)	Investment is valued using observable inputs (Level 1). The stock of the company is traded on the NASDAQ Capital Market under the ticker "USWS."
(15)	The investment has been exited. The residual value reflects estimated earnout to be settled post-closing.
(16)	The investment has been exited. The residual value reflects estimated escrow and earnout to be settled post-closing.
(17)	The investment has a $6.4 million unfunded commitment.
(18)	The investment has a $5.0 million unfunded commitment.
(19)	The investment has a $2.7 million unfunded commitment.

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

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2018

Portfolio Company, Country (1), (2), (3), (4), (19)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (8.7% Cash (1 month LIBOR + 6.3%, 2.0% Floor), Due 12/20/23) (9)	250	250	250	0.1%

Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (9.1% Cash, Due 12/20/23) (6)	6,000	6,000	6,000	3.1%

Freedom Electronics, LLC	Electronic Machine Repair	Membership Units (181,818 units)		182	182	0.1%

				6,432	6,432	3.3%

Installs, LLC	Logistics	First Lien Debt (9.3% Cash (1 month LIBOR + 7.0%, 1.8% Floor), Due 6/20/23)	2,984	2,984	2,984	1.6%

				2,984	2,984	1.6%

MC Sign Lessor Corp.	Advertising & Marketing Services	First Lien Debt (9.3% Cash (1 month LIBOR + 7.0%, 1.0% Floor), Due 12/22/22) (10)	-	-	-	0.0%

MC Sign Lessor Corp.	Advertising & Marketing Services	First Lien Debt (9.3% Cash (1 month LIBOR + 7.0%, 1.0% Floor), Due 12/22/22) (11)	3,905	3,905	3,905	2.0%

				3,905	3,905	2.0%

Nth Degree, Inc.	Business Services	First Lien Debt (13.9% Cash (1 month LIBOR + 11.5%, 1.0% Floor), 2.0% PIK, Due 3/29/23) (12)	7,346	7,346	7,346	3.9%

Nth Degree, Inc.	Business Services	Preferred Stock (2,400 Units, 10.0% PIK dividend) (5)		3,244	16,490	8.6%

				10,590	23,836	12.5%

Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (10.8% Cash (1 month LIBOR + 8.5%, 1.8% Floor), Due 8/21/23)	13,792	13,792	13,792	7.2%

				13,792	13,792	7.2%

Sunset Digital Holdings, LLC	Telecommunications	First Lien Debt (9.6% Cash (1 month LIBOR + 7.3%, 1.5% Floor), Due 8/2/19)	18,000	18,000	18,000	9.4%

				18,000	18,000	9.4%

Sur La Table, Inc.	Retail	First Lien Debt (12.0% Cash, Due 7/28/20)	15,000	15,000	14,979	7.9%

				15,000	14,979	7.9%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	758	0.4%

				758	758	0.4%

U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (10.1% Cash, Due 12/14/23) (6)(13)	7,000	7,000	7,000	3.7%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class A Preferred Units (500 Units, 10.0% PIK) (5)		502	502	0.3%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class C Units (500 Units)		1	1	0.0%

				7,503	7,503	4.0%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2018

Portfolio Company, Country (1), (2), (3), (4), (19)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
U.S. Well Services, Inc.	Oil & Gas Services	Class A Common Stock (77,073 shares) (8)		$771	$632	0.3%

U.S. Well Services, Inc.	Oil & Gas Services	Class B Common Stock (1,125,426 shares) (8)		6,701	9,229	4.9%

				7,472	9,861	5.2%

Vology, Inc.	Information Technology	Subordinated Debt (15.0% Cash (1 month LIBOR + 14.0%, 1.0% Ceiling), 4.0% PIK Due 6/30/20)	$8,720	8,720	8,645	4.5%

				8,720	8,645	4.5%

Xirgo Technologies, LLC	Information Technology	Subordinated Debt (11.5% Cash, Due 3/1/22)	15,750	15,750	15,750	8.3%

Xirgo Technologies, LLC	Information Technology	Membership Units (600,000 units)		600	837	0.4%

				16,350	16,587	8.7%

Sub Total Non-control/non-affiliated investments - United States				268,298	283,965	148.9%

Non-control/non-affiliated investments - Brazil

Velum Global Credit Management, LLC	Financial Services	First Lien Debt (15.0% PIK, Due 12/31/17) (7) (8) (12)	14,277	11,816	2,878	1.5%

				11,816	2,878	1.5%

Sub Total Non-control/non-affiliated investments - Brazil				11,816	2,878	1.5%

Sub Total Non-control/non-affiliated investments				$280,114	$286,843	150.4%

Affiliate Investments - 48.8%

Affiliate investments - United States

Burgaflex Holdings, LLC	Automobile Part Manufacturer	First Lien Debt (12.0% Cash, 1.0% PIK, Due 3/23/21)	$14,801	$14,801	$14,384	7.5%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class A (1,253,198 shares)		1,504	-	0.0%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class B (900,000 shares)		300	-	0.0%

				16,605	14,384	7.5%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2018

Portfolio Company, Country (1), (2), (3), (4), (19)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.4% fully diluted) (14)		$-	$3,184	1.7%

				-	3,184	1.7%

Eastport Holdings, LLC	Business Services	Subordinated Debt (15.8% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/29/20)	$16,500	15,496	16,500	8.7%

Eastport Holdings, LLC	Business Services	Membership Units (22.9% ownership)		3,263	17,610	9.2%

				18,759	34,110	17.9%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend) (5)		3,179	3,482	1.8%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	1,325	0.7%

				3,181	4,807	2.5%

J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13.0% Cash, Due 6/16/19) (12)	6,406	6,406	6,210	3.3%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	-	0.0%

J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (6,369 shares)		-	-	0.0%

				7,224	6,210	3.3%

LJS Partners, LLC	QSR Franchisor	Common Stock (1,587,848 shares)		1,188	3,018	1.6%

				1,188	3,018	1.6%

MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12.0% Cash, Due 1/31/20) (12)	2,600	2,600	2,600	1.4%

MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6.0% Cash, Due 1/31/20) (12)	400	388	400	0.2%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6.0% PIK Dividend) (5)		1,474	1,612	0.8%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	185	0.1%

				4,462	4,797	2.5%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)		6,958	6,854	3.6%

				6,958	6,854	3.6%

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

September 30, 2019

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

The Company has formed, and expects to continue to form, certain consolidated taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for income tax purposes. The Taxable Subsidiaries allow the Company to make equity investments in companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

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

The Company’s financial statements as of September 30, 2019 and December 31, 2018 and for the periods ended September 30, 2019 and September 30, 2018 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Non-accrual investments: Management reviews all loans that become 90 days or more past due, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income and PIK interest on that loan for financial reporting purposes. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. The Company may elect to cease accruing PIK interest and continue accruing interest income in cases where a loan is currently paying its interest but, in management’s judgment, there is a reasonable likelihood of principal loss on the loan. Non-accrual loans are returned to accrual status when the borrower’s financial condition improves such that management believes current interest and principal payments are expected to be collected.

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

Commitments and Contingencies

As of September 30, 2019, the Company had outstanding unfunded commitments related to debt and equity investments in existing portfolio companies of $11.4 million (CSLF II), $2.7 million (Portrait Studio, LLC), $1.0 million (Freedom Electronics, LLC), $1.0 million (U.S. BioTek Laboratories, LLC), and $0.7 million (Jurassic Quest Holdings, LLC). As of December 31, 2018, the Company had outstanding unfunded commitments related to debt and equity investments in existing portfolio companies of $6.4 million (CSLF II), $5.0 million (Portrait Studio, LLC), $1.1 million (MC Sign Lessor, Corp.), $1.0 million (U.S. BioTek Laboratories, LLC), $0.8 million (Freedom Electronics, LLC), and $0.3 million (CableOrganizer Acquisition, LLC).

The Company may invest in the same unitranche facility as CSLF II, whereby CSLF II provides the first-out portion of the unitranche facility and the Company and other lenders provide the last-out portion of the unitranche facility. Under a guarantee agreement, the Company may be required to purchase its pro-rata portion of first-out loans from CSLF II upon certain triggering events, including acceleration upon payment default of the underlying borrower. As of September 30, 2019, the Company has evaluated the fair value of the guarantee under the guidance of ASC Topic 460 — Guarantees and determined that the fair value of the guarantee is immaterial as the risk of payment default for first-out loans in CSLF II is considered remote. The maximum exposure to credit risk as of September 30, 2019 and December 31, 2018, was $7.3 million and $4.3 million, respectively, and extends to the stated maturity of the underlying loans in CSLF II.

In the ordinary course of business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that could lead to the execution of these provisions against the Company. Based on its history and experience, management believes that the likelihood of such an event is remote.

On December 28, 2017, an alleged stockholder filed a putative class action lawsuit complaint, Paskowitz v. Capitala Finance Corp., et al., in the United States District Court for the Central District of California (case number 2:17-cv-09251-MWF-AS) (the “Paskowitz Action”), against the Company and certain of its current officers on behalf of all persons who purchased or otherwise acquired the Company’s common stock between January 4, 2016 and August 7, 2017. On January 3, 2018, another alleged stockholder filed a putative class action complaint, Sandifer v. Capitala Finance Corp., et al., in the United States District Court for the Central District of California (case number 2:18-cv-00052-MWF-AS) (the “Sandifer Action”), asserting substantially similar claims on behalf of the same putative class and against the same defendants. On February 2, 2018, the Sandifer Action was transferred, on stipulation of the parties, to the United States District Court for the Western District of North Carolina. The Sandifer Action was voluntarily dismissed on February 28, 2018. On March 1, 2018, the Paskowitz Action was transferred, on stipulation of the parties, to the United States District Court for the Western District of North Carolina (case number 3:18-cv-00096-RJC-DSC). On June 19, 2018, the plaintiffs in the Paskowitz Action filed their amended complaint.  The amended complaint alleged certain violations of the securities laws, including, inter alia, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations, and prospects between January 4, 2016 and August 7, 2017.  The amended complaint sought compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought.

On August 14, 2018, Defendants in the Paskowitz Action filed a motion to dismiss the amended complaint. On August 15, 2019, the Court granted Defendants’ motion to dismiss and dismissed the amended complaint without prejudice to the plaintiffs’ ability to file a motion seeking to further amend the amended complaint.  On September 16, 2019, the plaintiffs filed a notice with the Court informing the Court that plaintiffs intend not to file a second amended complaint and requesting that the Court enter an order of final judgment and dismissal. On October 25, 2019, the Court entered a judgment in accordance with the August 15, 2019 dismissal order. While the Company intends to vigorously defend itself in this litigation should the litigation continue, the outcome of these legal proceedings cannot be predicted with certainty.

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

In the ordinary course of business, the Company may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency, or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Company or result in direct losses to the Company. In management’s opinion, no direct losses with respect to litigation contingencies were probable as of September 30, 2019 and December 31, 2018. Management is of the opinion that the ultimate resolution of such claims, if any, will not materially affect the Company’s business, financial position, results of operations, or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to litigation contingencies.

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

The Company elected to amend its tax year end from August 31 to December 31 and filed a tax return for the four months ended December 31, 2017. The tax periods ended December 31, 2018, December 31, 2017, August 31, 2017, and August 31, 2016 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three and nine months ended September 30, 2019 and September 30, 2018. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

For U.S. federal income tax purposes, as of September 30, 2019, the aggregate net unrealized depreciation for all securities was $(5.3) million. As of September 30, 2019, gross unrealized appreciation was $31.4 million and gross unrealized depreciation was $(36.7) million. The aggregate cost of securities for U.S. federal income tax purposes was $376.6 million as of September 30, 2019. For U.S. federal income tax purposes, as of December 31, 2018, the aggregate net unrealized appreciation for all securities was $6.5 million. As of December 31, 2018, gross unrealized appreciation was $31.9 million and gross unrealized depreciation was $(25.4) million. The aggregate cost of securities for U.S. federal income tax purposes was $442.4 million as of December 31, 2018.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of September 30, 2019 and December 31, 2018, the Company recorded a net deferred tax asset of $0.0 million and $0.6 million, respectively. For the three and nine months ended September 30, 2019, the Company recorded a tax provision of $0.0 million and $(0.6) million, respectively. For the three months ended September 30, 2018, the Company recorded a tax provision of $(0.1) million. For the nine months ended September 30, 2018, the company recorded a tax benefit of $1.2 million. As of September 30, 2019 and December 31, 2018, the valuation allowance on the Company’s deferred tax asset was $3.1 million and $0.4 million, respectively. During the three and nine months ended September 30, 2019, the Company recognized an increase in the valuation allowance of $0.7 and $2.7 million, respectively. No change in the valuation allowance was recognized for the three and nine months ended September 30, 2018.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of September 30, 2019 and December 31, 2018, there were no uncertain tax positions.

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

Note 4. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, second lien loans, subordinated loans, and, to a lesser extent, equity securities issued by lower middle-market companies and traditional middle-market companies. As of September 30, 2019, our portfolio consisted of investments in 40 portfolio companies with a fair value of approximately $371.4 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans or delayed draw facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt in one debt security, bifurcating the loan into a first-out tranche and last-out tranche. As of September 30, 2019, 18.6% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2018, 13.7% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

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

During the three months ended September 30, 2019, the Company made approximately $13.9 million of investments and had approximately $33.2 million in repayments and sales, resulting in net repayments and sales of approximately $19.3 million for the period. During the three months ended September 30, 2018, the Company made approximately $19.9 million of investments and had approximately $42.6 million in repayments and sales, resulting in net repayments and sales of approximately $22.7 million for the period.

During the nine months ended September 30, 2019, the Company made approximately $48.8 million of investments and had approximately $91.3 million in repayments and sales, resulting in net repayments and sales of approximately $42.5 million for the period. During the nine months ended September 30, 2018, the Company made approximately $58.9 million of investments and had approximately $96.3 million in repayments and sales, resulting in net repayments and sales of approximately $37.4 million for the period.

During the three and nine months ended September 30, 2019, the Company funded $1.5 million and $6.4 million, respectively, of previously committed capital to existing portfolio companies. During the three and nine months ended September 30, 2019, the Company funded $12.4 million and $42.4 million, respectively, of investments in portfolio companies for which it was not previously committed to fund. During the three and nine months ended September 30, 2018, the Company funded $1.1 million and $6.3 million, respectively, of previously committed capital to existing portfolio companies. During the three and nine months ended September 30, 2018, the Company funded $18.8 million and $52.6 million, respectively, of investments in portfolio companies for which it was not previously committed to fund. During the three and nine months ended September 30, 2019 and September 30, 2018, the Company did not lead any syndicates and did not assist any portfolio companies in obtaining indirect financing.

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

The composition of our investments as of September 30, 2019, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$230,297	64.0%	$220,049	59.3%
Second Lien Debt	17,499	4.9	16,841	4.5
Subordinated Debt	45,232	12.6	42,868	11.5
Equity and Warrants	52,945	14.7	77,935	21.0
Capitala Senior Loan Fund II, LLC	13,600	3.8	13,658	3.7
Total	$359,573	100.0%	$371,351	100.0%

The composition of our investments as of December 31, 2018, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$252,174	60.0%	$237,570	52.9%
Second Lien Debt	33,040	7.9	32,495	7.2
Subordinated Debt	72,562	17.3	73,113	16.3
Equity and Warrants	48,594	11.6	92,054	20.5
Capitala Senior Loan Fund II, LLC	13,600	3.2	13,695	3.1
Total	$419,970	100.0%	$448,927	100.0%

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

The following table presents the fair value measurements of investments, by major class, as of September 30, 2019 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$220,049	$220,049
Second Lien Debt	—	—	16,841	16,841
Subordinated Debt	—	—	42,868	42,868
Equity and Warrants	2,633	—	75,302	77,935
Total	$2,633	$—	$355,060	$357,693

(1)	Excludes the Company’s $13.7 million investment in CSLF II, measured at NAV.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2019 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Warrants	Total (1)
Balance as of January 1, 2019	$237,570	$32,495	$73,113	$92,054	$435,232
Reclassifications	(2,773)	—	—	2,773	—
Repayments/sales	(52,197)	—	(27,843)	(11,280)	(91,320)
Purchases	42,787	4,511	—	1,487	48,785
Payment in-kind interest and dividends accrued	736	290	553	687	2,266
Accretion of original issue discount	148	70	566	—	784
Realized gain (loss) on investments	(10,578)	(20,412)	(606)	10,684	(20,912)
Net unrealized appreciation (depreciation) on investments	4,356	(113)	(2,915)	(11,242)	(9,914)
Transfers out of Level 3 (2)	—	—	—	(9,861)	(9,861)
Balance as of September 30, 2019	$220,049	$16,841	$42,868	$75,302	$355,060

(1)	Excludes the Company’s $13.7 million investment in CSLF II, measured at NAV.

(2)	The Company’s investment in U.S. Well Services, Inc. is traded on the NASDAQ Capital Market under the ticker “USWS”. Because the Company’s investment is now traded in an active market, the Company has reclassified its investment in U.S. Well Services, Inc. from Level 3 to Level 1 of the fair value hierarchy. Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. The unrealized depreciation on the Company’s investment in U.S. Well Services, Inc. for the nine months ended September 30, 2019 was $(7.2) million.

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

The net change in unrealized depreciation on investments held as of September 30, 2019 and September 30, 2018, was $(19.5) million and $(28.9) million, respectively, and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of September 30, 2019 were as follows:

	Fair Value(2) (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
First lien debt	$206.9	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	8.7% – 18.7% (13.1%) 1.6x – 5.1x (3.6x) $0.1 million – $147.9 million ($16.2 million)
First lien debt	$13.1	Enterprise Value Waterfall	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	2.3x – 2.3x (2.3x) $2.0 million – $2.0 million ($2.0 million) 0.2x – 1.0x (0.7x) $13.1 million – $13.2 million ($13.1 million)
Second lien debt	$16.8	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	14.3% – 16.5% (15.8%) 4.6x – 5.3x (4.8x) $2.5 million – $74.1 million ($68.3 million)
Subordinated debt	$35.6	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	12.0% – 15.1% (13.4%) 4.5x – 7.3x (6.0x) $9.0 million – $20.0 million ($14.1 million)
Subordinated debt	$7.3	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	6.0x – 6.0x (6.0x) $1.8 million – $1.8 million ($1.8 million) 0.3x – 0.3x (0.3x) $100.5 million – $100.5 million ($100.5 million)
Equity and warrants	$75.3	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	4.0x – 10.0x (7.5x) $1.8 million – $24.9 million ($18.7 million) 0.4x – 4.6x (0.8x) $32.8 million – $568.6 million ($424.0 million)

(1)	$0.7 million in subordinated debt and $4.8 million in equity and warrants were valued using the asset approach.

(2)	Excludes the Company’s $13.7 million investment in CSLF II, measured at NAV.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of December 31, 2018 were as follows:

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

As of September 30, 2019 and December 31, 2018, $13.6 million and $3.4 million in equity capital had been contributed by Capitala and Trinity, respectively. As of September 30, 2019, and December 31, 2018, the Company and Trinity had $6.4 million and $1.6 million of unfunded equity capital commitments outstanding, respectively. The Company’s equity investment in CSLF II is not redeemable.

For the three months ended September 30, 2019 and 2018, the Company received $0.3 million and $0.0 million, respectively, in dividend income from its equity interest in CSLF II. For the nine months ended September 30, 2019 and 2018, the Company received $0.7 million and $0.0 million, respectively, in dividend income from its equity interest in CSLF II.

On September 3, 2019, CSLF II entered into a senior secured revolving credit facility (the “CSLF II Credit Facility”) with KeyBank Specialty Finance Lending, an affiliate of KeyCorp. The CSLF II Credit Facility currently provides for borrowings up to $45.0 million, subject to certain borrowing base restrictions. Borrowings under the CSLF II Credit Facility bear interest at a rate of 1-month LIBOR + 2.25%. Beginning the quarter ended March 31, 2020, CSLF II will incur unused fees of .35% when utilization of the CSLF II Credit Facility exceeds 50% and .65% when utilization of the CSLF II Credit Facility is less than 50%. The CSLF II Credit Facility matures on September 2, 2024.

As of September 30, 2019 and December 31, 2018, $0.5 million and $0.0 million was outstanding under the CSLF II Credit Facility, respectively. For the three and nine months ended September 30, 2019, CSLF II incurred interest and financing expenses of $9.0 thousand. For the three and nine months ended September 30, 2018, CSLF II did not incur interest and financing expenses.

On September 3, 2019, Capitala and Trinity committed to provide $25.0 million of subordinated debt (the “Subordinated Notes”) to CSLF II, with Capitala providing $5.0 million and Trinity providing $20.0 million. The Subordinated Notes currently bear interest at a rate of 1-month LIBOR + 5.00%. Beginning the quarter ended June 30, 2020, the Subordinated Notes will bear interest at a rate of 1-month LIBOR + 6.00%. The Subordinated Notes mature on September 3, 2024.

As of September 30, 2019, and December 31, 2018, $0.0 million was outstanding on the Subordinated Notes. As of September 30, 2019, and December 31, 2018, the Company and Trinity had $5.0 million and $20.0 million of unfunded commitments related to the Subordinated Notes, respectively. For the three and nine months ended September 30, 2019 and 2018, the Company did not incur any interest and financing expenses related to the Subordinated Notes.

Below is a summary of CSLF II’s portfolio as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018
First lien loans (1)	$16,666	$10,000
Weighted average current interest rate on first lien loans	7.1%	7.6%
Number of portfolio companies in CSLF II	3	2
Largest portfolio company investment (1)	$6,741	$5,550
Total of five largest portfolio company investments (1)(2)	$16,666	$10,000

(1)	Based on principal amount outstanding at period end.

(2)	Only three investments and two investments held as of September 30, 2019 and December 31, 2018, respectively.

Below is CSLF II’s unaudited schedule of investments as of September 30, 2019 (dollars in thousands):

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost	Fair Value
Investments at Fair Value
U.S. BioTek Laboratories, LLC	Testing Laboratories	First Lien Debt (7.1% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	$4,466	$4,466	$4,466
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.1% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	5,459	5,459	5,459
RAM Payment, LLC	Financial Services	First Lien Debt (7.1% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	6,741	6,741	6,741
TOTAL INVESTMENTS			$16,666	$16,666	$16,666

Below is CSLF II’s schedule of investments as of December 31, 2018 (dollars in thousands):

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost	Fair Value
Investments at Fair Value
U.S. BioTek Laboratories, LLC	Testing Laboratories	First Lien Debt (7.8% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	$4,500	$4,500	$4,500
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.5% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	5,500	5,500	5,500
TOTAL INVESTMENTS			$10,000	$10,000	$10,000

Below are the statements of assets and liabilities for CSLF II (dollars in thousands):

	As of
	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments at fair value (amortized cost of $16,666 and $10,000, respectively)	$16,666	$10,000
Cash and cash equivalents	319	7,100
Interest receivable	92	31
Total assets	$17,077	$17,131
LIABILITIES
Credit facility (net of deferred financing costs of $509)	$(9)	$—
Interest and financing fees payable	2	—
Accounts payable	11	12
Total liabilities	$4	$12
NET ASSETS
Partners’ capital	$17,073	$17,119
Total net assets	$17,073	$17,119

Below are the unaudited statements of operations for CSLF II (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
INVESTMENT INCOME
Interest income	$313	$—	$945	$—
Fee income	—	—	70	—
Total investment income	$313	$—	$1,015	$—
EXPENSES
Interest and financing expenses	$9	$—	$9	$—
General and administrative expenses	35	—	152	—
Total expenses	$44	$—	$161	$—
NET INVESTMENT INCOME	$269	$—	$854	$—
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$269	$—	$854	$—

Note 5. Transactions With Affiliated Companies

During the nine months ended September 30, 2019, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2018 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	September 30, 2019 Fair Value
Affiliate investments

Burgaflex Holdings, LLC	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	$14,561	$1,397	$14,384	$260	$(500)	$-	$386	$14,530

Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)		-	-	-	-	-	-	-

Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)		-	-	62	-	-	(21)	41

			1,397	14,384	322	(500)	-	365	14,571

City Gear, LLC	Membership Unit Warrants (11.4% fully diluted)		-	3,184	111	-	(111)	-	3,184

			-	3,184	111	-	(111)	-	3,184

Eastport Holdings, LLC	Subordinated Debt (15.1% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/29/20)	16,500	2,506	16,500	567	-	-	(567)	16,500

Eastport Holdings, LLC	Membership Units (22.9% ownership)		-	17,610	-	-	-	(829)	16,781

			2,506	34,110	567	-	-	(1,396)	33,281

GA Communications, Inc. (5)	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend)		-	3,482	221	-	-	(14)	3,689

GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)		-	1,325	-	-	-	(681)	644

			-	4,807	221	-	-	(695)	4,333

J&J Produce Holdings, Inc.	Subordinated Debt (13.0% Cash, Due 6/16/19)	-	485	6,210	-	(5,788)	(618)	196	-

J&J Produce Holdings, Inc.	Common Stock (8,182 shares)		-	-	-	-	(818)	818	-

J&J Produce Holdings, Inc.	Common Stock Warrants (6,369 shares)		-	-	-	-	-	-	-

			485	6,210	-	(5,788)	(1,436)	1,014	-

LJS Partners, LLC	Common Stock (1,764,976 units)		-	3,018	79	(293)	-	(1,118)	1,686

LJS Partners, LLC	Preferred Units (89,612 units)		-	-	293	-	-	65	358

			-	3,018	372	(293)	-	(1,053)	2,044

MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 1/31/20)	2,600	238	2,600	-	-	-	-	2,600

MMI Holdings, LLC	Subordinated Debt (6.0% Cash, Due 1/31/20)	400	18	400	-	-	-	-	400

MMI Holdings, LLC (5)	Preferred Units (1,000 units, 6.0% PIK Dividend)		-	1,612	73	-	-	-	1,685

MMI Holdings, LLC	Common Membership Units (45 units)		-	185	-	-	-	24	209

			256	4,797	73	-	-	24	4,894

Navis Holdings, Inc.	First Lien Debt (11.0% Cash, Due 6/30/23)	10,100	284	-	10,100	-	-	-	10,100

Navis Holdings, Inc. (5)	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend)		25	-	1,000	-	-	-	1,000

Navis Holdings, Inc.	Common Stock (60,000 shares)		-	-	-	-	-	385	385

			309	-	11,100	-	-	385	11,485

RAM Payment, LLC	First Lien Debt (10.4% Cash, Due 1/4/24)	9,137	974	-	9,489	(351)	-	(1)	9,137

RAM Payment, LLC (5)	Preferred Equity (86,000 Units, 8.0% PIK)		-	-	910	-	-	597	1,507

			974	-	10,399	(351)	-	596	10,644

Sierra Hamilton Holdings Corporation	Second Lien Debt (15.0% PIK, Due 9/12/23)	754	-	-	717	-	-	-	717

Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)		-	6,854	-	-	-	(1,360)	5,494

			-	6,854	717	-	-	(1,360)	6,211

US Bath Group, LLC	First Lien Debt (11.5% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 1/2/23)	-	676	12,750	-	(12,750)	-	-	-

US Bath Group, LLC	Membership Units (500,000 units)		-	2,083	-	(4,323)	3,823	(1,583)	-

			676	14,833	-	(17,073)	3,823	(1,583)	-

V12 Holdings, Inc.	Subordinated Debt	-	-	742	-	(30)	12	(16)	708

			-	742	-	(30)	12	(16)	708

Total Affiliate investments			$6,603	$92,939	$23,882	$(24,035)	$2,288	$(3,719)	$91,355

Control investments

AAE Acquisition, LLC	Second Lien Debt (6.0% PIK, Due 8/24/19)	$-	$-	$16,327	$4,084	$-	$(20,411)	$-	$-

AAE Acquisition, LLC	Membership Units (2.2% fully diluted)		-	-	-	-	(17)	17	-

AAE Acquisition, LLC	Warrants (58.9% fully diluted)		-	-	-	-	-	-	-

			-	16,327	4,084	-	(20,428)	17	-

CableOrganizer Acquisition, LLC	First Lien Debt (8.0% Cash, Due 6/30/21)	1,250	80	1,708	1,542	(2,000)	-	-	1,250

CableOrganizer Acquisition, LLC (6)	First Lien Debt (8.0% Cash, Due 6/30/21)	3,689	148	8,889	-	(3,424)	(1,827)	(1,953)	1,685

CableOrganizer Acquisition, LLC	Preferred Units - Series A1 (7,200,000 units)		-	-	5,373	-	-	(5,373)	-

CableOrganizer Acquisition, LLC	Preferred Units - Series A (4,000,000 units)		-	-	-	-	-	-	-

CableOrganizer Acquisition, LLC	Common Stock (14.9% fully diluted)		-	-	-	-	-	-	-

CableOrganizer Acquisition, LLC	Common Stock Warrants (40.0% fully diluted)		-	-	-	-	-	-	-

			228	10,597	6,915	(5,424)	(1,827)	(7,326)	2,935

Capitala Senior Loan Fund II, LLC	Membership Units (80.0% ownership)		720	13,695	-	-	-	(37)	13,658

Capitala Senior Loan Fund II, LLC	Subordinated Debt (7.0% Cash (1 month LIBOR + 5.0%), Due 9/3/24)	-	-	-	-	-	-	-	-

			720	13,695	-	-	-	(37)	13,658

Micro Precision, LLC	Subordinated Debt (10.0% Cash, Due 3/31/20)	-	106	1,862	-	(1,862)	-	-	-

Micro Precision, LLC	Subordinated Debt (14.0% Cash, 4.0% PIK, Due 3/31/20)	-	350	4,325	88	(4,413)	-	-	-

Micro Precision, LLC	Series A Preferred Units (47 units)		814	2,817	-	(1,629)	-	(1,188)	-

			1,270	9,004	88	(7,904)	-	(1,188)	-

Navis Holdings, Inc.	First Lien Debt (11.0% Cash, Due 6/30/23)	-	566	7,500	-	(7,500)	-	-	-

Navis Holdings, Inc. (5)	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend)		50	1,000	-	(1,000)	-	-	-

Navis Holdings, Inc.	Common Stock (60,000 shares)		-	4,348	-	(2,600)	2,599	(4,347)	-

			616	12,848	-	(11,100)	2,599	(4,347)	-

Portrait Studio, LLC	First Lien Debt (9.0% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 2.0% Ceiling), Due 12/31/22)	2,280	64	-	3,420	(1,140)	-	-	2,280

Portrait Studio, LLC (6)	First Lien Debt (9.1% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 5.0% Ceiling), Due 12/31/22)	4,500	107	4,500	-	(180)	-	(2,944)	1,376

Portrait Studio, LLC	Preferred Units (4,350,000 Units)		-	2,174	-	-	-	(2,174)	-

Portrait Studio, LLC	Membership Units (150,000 Units)		-	-	-	-	-	-	-

			171	6,674	3,420	(1,320)	-	(5,118)	3,656

Total Control investments			$3,005	$69,145	$14,507	$(25,748)	$(19,656)	$(17,999)	$20,249

(1)	Represents the total amount of interest, original issue discount, fees and dividends credited to income for the portion of the year an investment was included in Affiliate or Control categories, respectively.
(2)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments, accrued PIK and accretion of original issue discount. Gross additions also include transfers into Affiliate or Control classification.
(3)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments and sales. Gross reductions also includes transfers out of Affiliate or Control classification.
(4)	All debt investments are income producing. Equity and warrant investments are non-income producing, unless otherwise noted.
(5)	The equity investment is income producing, based on rate disclosed.
(6)	Non-accrual investment.

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

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Advisor that would, when taken together with all other incentive fees paid to the Investment Advisor during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. As of September 30, 2019 and December 31, 2018, the Company had incentive fees payable to the Investment Advisor of $3.7 million and $2.5 million, respectively.

For the three months ended September 30, 2019 and 2018, the Company incurred $1.9 million and $2.3 million in base management fees, respectively. The Company incurred $0.0 million and $0.0 million in incentive fees related to pre-incentive fee net investment income for the three months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019 and 2018, $0.0 million and $0.0 million, respectively, in incentive fees were waived by our Investment Advisor.

For the nine months ended September 30, 2019 and 2018, the Company incurred $6.1 million and $6.9 million in base management fees, respectively. The Company incurred $1.5 million and $0.2 million in incentive fees related to pre-incentive fee net investment income for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, $0.3 million and $0.0 million, respectively, in incentive fees were waived by our Investment Advisor.

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

For the three and nine months ended September 30, 2019, the Company paid the Administrator $0.4 million and $1.1 million, respectively, for the Company’s allocable portion of the Administrator’s overhead. For the three and nine months ended September 30, 2018, the Company paid the Administrator $0.4 million and $1.1 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

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

Note 7. Related Party Transactions

At September 30, 2019 and December 31, 2018, the Company had $3.5 million and $2.5 million, respectively, of management and incentive fees payable to the Investment Advisor.

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

The Company may invest in the same unitranche facility as CSLF II, whereby CSLF II provides the first-out portion of the unitranche facility and the Company and other lenders provide the last-out portion of the unitranche facility. Under a guarantee agreement, the Company may be required to purchase its pro-rata portion of first-out loans from CSLF II upon certain triggering events, including acceleration upon payment default of the underlying borrower. As of September 30, 2019, the Company has evaluated the fair value of the guarantee under the guidance of ASC Topic 460 — Guarantees and determined that the fair value of the guarantee is immaterial as the risk of payment default for first-out loans in CSLF II is considered remote. The maximum exposure to credit risk as of September 30, 2019 and December 31, 2018 was $7.3 million and $4.3 million, respectively, and extends to the stated maturity of the underlying loans in CSLF II.

Note 8. Borrowings

SBA Debentures

The Company, through its wholly owned subsidiary, uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of September 30, 2019 and December 31, 2018, the Company had $150.0 million and $165.7 million, respectively, of SBA-guaranteed debentures outstanding. The Company has issued all SBA-guaranteed debentures that were permitted under each of the Legacy Funds’ respective SBIC licenses (as applicable), and there are no unused SBA debenture commitments remaining. On March 1, 2019, Fund II repaid its outstanding SBA debentures and relinquished its SBIC license. SBA-guaranteed debentures are secured by a lien on all assets of Fund III and were secured by a lien on all assets of Fund II prior to March 1, 2019. As of September 30, 2019, Fund III had total assets of $269.8 million. As of December 31, 2018, Fund II and Fund III had total assets of $332.7 million. On June 10, 2014, the Company received an exemptive order from the SEC exempting the Company, Fund II, and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. The Company intends to comply with the conditions of the order.

The following table summarizes the interest expense and annual charges, deferred financing costs, average outstanding balance, and average stated interest and annual charge rate on the SBA-guaranteed debentures for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest expense and annual charges	$1,345	$1,574	$4,109	$4,716
Deferred financing costs	135	153	559	458
Total interest and financing expenses	$1,480	$1,727	$4,668	$5,174
Average outstanding balance	$150,000	$169,069	$153,393	$170,151
Average stated interest and annual charge rate	3.56%	3.69%	3.58%	3.71%

As of September 30, 2019 and December 31, 2018, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):

Fixed Maturity Date	Interest Rate	SBA Annual Charge	September 30, 2019	December 31, 2018
September 1, 2020	3.215%	0.285%	$19,000	$19,000
March 1, 2021	4.084%	0.515%	—	15,700
March 1, 2021	4.084%	0.285%	46,000	46,000
March 1, 2022	2.766%	0.285%	10,000	10,000
March 1, 2022	2.766%	0.515%	50,000	50,000
March 1, 2023	2.351%	0.515%	25,000	25,000
			$150,000	$165,700

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Notes for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest expense	$1,125	$1,125	$3,375	$3,375
Deferred financing costs	136	128	402	379
Total interest and financing expenses	$1,261	$1,253	$3,777	$3,754
Average outstanding balance	$75,000	$75,000	$75,000	$75,000
Average stated interest rate	6.0%	6.0%	6.0%	6.0%

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Convertible Notes for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest expense	$749	$749	$2,247	$2,247
Deferred financing costs	86	82	255	241
Total interest and financing expenses	$835	$831	$2,502	$2,488
Average outstanding balance	$52,088	$52,088	$52,088	$52,088
Average stated interest rate	5.75%	5.75%	5.75%	5.75%

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

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the Credit Facility for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest expense	$52	$31	$575	$291
Deferred financing costs	126	113	363	328
Unused commitment fees	356	365	866	980
Total interest and financing expenses	$534	$509	$1,804	$1,599
Average outstanding balance	$3,804	$2,391	$13,864	$8,098
Average stated interest rate	5.35%	5.13%	5.46%	4.85%

As of September 30, 2019 and December 31, 2018, the Company had $0.0 million and $10.0 million, respectively, outstanding under the Credit Facility. The Credit Facility is secured by investments and cash held by the Company, exclusive of assets pledged as collateral for the Company’s SBA debentures. Assets pledged to secure the Credit Facility had a carrying value of $165.4 million and $158.9 million, respectively, at September 30, 2019 and December 31, 2018. As part of the terms of the Credit Facility, the Company may not make cash distributions with respect to any taxable year that exceed 110% (125% if the Company is not in default and our covered debt does not exceed 85% of the borrowing base) of the amounts required to be distributed to maintain eligibility as a RIC and to reduce our tax liability to zero for taxes imposed on our investment company taxable income and net capital gains.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2019, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
SBA debentures	$150,000	$151,353	$—	$—	$151,353
2022 Notes	75,000	74,640	74,640	—	—
2022 Convertible Notes	52,088	50,858	50,858	—	—
Credit Facility	—	—	—	—	—
Total	$277,088	$276,851	$125,498	$—	$151,353

(1)	Carrying value equals the gross principal outstanding at period end.

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

Note 9. Directors’ Fees

Our independent directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three and nine months ended September 30, 2019, the Company recognized directors’ fees expense of $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2018, the Company recognized directors’ fees expense of $0.1 million and $0.3 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

Note 10. Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in two portfolio companies that are considered significant subsidiaries under the guidance in Regulation S-X but are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each such portfolio company, along with summarized financial information.

During the nine months ended September 30, 2019, the Company wrote off its investment in AAE Acquisition, LLC and realized a loss of $20.4 million. During the nine months ended September 30, 2019, the Company exited its investment in Micro Precision, LLC, receiving $6.3 million for its debt investment, and receiving $2.4 million in total consideration for its equity investment.

CableOrganizer Acquisition, LLC

CableOrganizer Acquisition, LLC, a Delaware limited liability company that began operations on April 23, 2013, is a leading online provider of cable and wire management products. The loss the Company generated from CableOrganizer Acquisition, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, realized loss, and unrealized appreciation (depreciation), was $(8.9) million and $(0.2) million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

Micro Precision, LLC

Micro Precision, LLC, formed on August 5, 2011 as a Delaware limited liability company, is a prime contractor supplying critical parts and mechanical assemblies to the U.S. Department of Defense as well as designer and manufacturer of locomotive air horns. The income the Company generated from Micro Precision, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $0.2 million and $1.9 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

The summarized unaudited financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):

	As of
	September 30,	December 31,
Balance Sheets – CableOrganizer Acquisition, LLC	2019	2018
Current assets	$2,813	$2,987
Noncurrent assets	7,190	8,459
Total assets	$10,003	$11,446

Current liabilities	$2,219	$13,094
Noncurrent liabilities	4,939	—
Total liabilities	$7,158	$13,094

Total equity (deficit)	$2,845	$(1,648)

	For the Nine Months Ended
	September 30,	September 30,
Statements of Operations – CableOrganizer Acquisition, LLC	2019	2018
Net sales	$9,440	$14,348
Cost of goods sold	6,810	9,601
Gross profit	$2,630	$4,747

Other expenses	$4,619	$6,022
Loss before income taxes	(1,989)	(1,275)
Income tax provision	—	—
Net loss	$(1,989)	$(1,275)

	As of
	June 30,	December 31,
Balance Sheets – Micro Precision, LLC(1)	2019	2018
Current assets	$7,430	$6,127
Noncurrent assets	19,346	19,469
Total assets	$26,776	$25,596

Current liabilities	$7,934	$6,223
Noncurrent liabilities	13,977	16,208
Total liabilities	$21,911	$22,431

Total equity	$4,865	$3,165

	For the Nine Months Ended
	June 30,	June 30,
Statements of Operations - Micro Precision, LLC(1)	2019	2018
Net sales	$10,413	$9,115
Cost of goods sold	6,024	5,111
Gross profit	$4,389	$4,004

Other expenses	$3,828	$3,602
Income before income taxes	561	402
Income tax provision	(286)	—
Net income	$275	$402

(1)	September 30, 2019 financial statements are not available. As such, the most recent comparable period is presented.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating diluted earnings per share. For the three and nine months ended September 30, 2019 and September 30, 2018, 3.3 million in convertible shares related to the 2022 Convertible Notes were considered anti-dilutive.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands, except share and per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net increase (decrease) in net assets resulting from operations	$1,717	$(11,916)	$(27,578)	$(6,827)
Weighted average common stock outstanding – basic and diluted	16,133,365	16,001,919	16,097,908	15,981,154
Net increase (decrease) in net assets per share resulting from operations – basic and diluted	$0.11	$(0.74)	$(1.71)	$(0.43)

Note 12. Distributions

The Company’s distributions are recorded on the record date. Stockholders have the option to receive payment of the distribution in cash, shares of common stock, or a combination of cash and common stock.

The following table summarizes the Company’s distribution declarations for the nine months ended September 30, 2019 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 2, 2019	January 24, 2019	January 30, 2019	$0.0833	$1,256	10,270	$81
January 2, 2019	February 20, 2019	February 27, 2019	0.0833	1,253	10,570	85
January 2, 2019	March 21, 2019	March 28, 2019	0.0833	1,250	11,756	89
April 1, 2019	April 22, 2019	April 29, 2019	0.0833	1,246	11,479	94
April 1, 2019	May 23, 2019	May 30, 2019	0.0833	1,243	11,579	97
April 1, 2019	June 20, 2019	June 27, 2019	0.0833	1,238	11,747	104
July 1, 2019	July 23, 2019	July 30, 2019	0.0833	1,237	11,721	106
July 1, 2019	August 22, 2019	August 29, 2019	0.0833	1,231	16,079	113
July 1, 2019	September 20, 2019	September 27, 2019	0.0833	1,231	14,327	114
Total Distributions Declared and Distributed			$0.75	$11,185	109,528	$883

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

Note 13. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2019 and 2018 (dollars in thousands, except share and per share data):

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Per share data:
Net asset value at beginning of period	$11.88	$13.91
Net investment income(1)	0.69	0.78
Net realized loss on investments(1)	(1.30)	(1.26)
Net unrealized depreciation on investments(1)	(1.07)	(0.45)
Net unrealized appreciation on Written Call Option(1)	—	0.43
Tax benefit (provision)(1)	(0.03)	0.07
Distributions declared from net investment income	(0.75)	(0.75)
Other(7)	(0.02)	(0.02)
Net asset value at end of period	$9.40	$12.71
Net assets at end of period	$151,881	$203,596
Shares outstanding at end of period	16,161,075	16,017,970
Per share market value at end of period	$8.29	$8.71
Total return based on market value(2)	26.83%	31.81%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(9)	8.96%	7.80%
Ratio of incentive fees, net of incentive fee waiver, to average net assets(6)(10)	0.71%	0.11%
Ratio of interest and financing expenses to average net assets(8)	9.98%	8.06%
Ratio of tax (benefit) provision to average net assets(8)	0.49%	(0.73)%
Ratio of other operating expenses to average net assets(8)	7.28%	6.32%
Ratio of total expenses including tax (benefit) provision, net of incentive fee waiver, to average net assets(6)(9)	18.46%	13.76%
Portfolio turnover rate(3)	11.71%	12.23%
Average debt outstanding(4)	$294,345	$305,337
Average debt outstanding per common share	$18.21	$19.06
Asset coverage ratio per unit(5)	$2,195	$2,602

(1)	Based on daily weighted average balance of shares outstanding during the period.

(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.

(3)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value. Portfolio turnover rates that cover less than a full period are not annualized.

(4)	Based on the daily weighted average balance of debt outstanding during the period.

(5)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of September 30, 2019 and September 30, 2018 pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(6)	The ratio of waived incentive fees to average net assets was 0.17% and 0.00%, respectively, for the nine months ended September 30, 2019 and September 30, 2018.

(7)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(8)	Ratios are annualized.

(9)	Ratios are annualized. Incentive fees, net of incentive fee waiver included within the ratio are not annualized.

(10)	Ratio is not annualized.

 Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of September 30, 2019.

Distributions

On October 1, 2019, the Company’s Board declared normal monthly distributions for October, November, and December of 2019 as set forth below:

Date Declared	Record Date	Payment Date	Distributions per Share
October 1, 2019	October 22, 2019	October 29, 2019	$0.0833
October 1, 2019	November 22, 2019	November 29, 2019	$0.0833
October 1, 2019	December 23, 2019	December 30, 2019	$0.0833

Other

On October 8, 2019, the Board of Directors appointed Kevin A. Koonts to replace Richard G. Wheelahan III as the Chief Compliance Officer and Secretary of the Company. Kevin A. Koonts will continue to serve as the Company’s Chief Accounting Officer and Treasurer.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally must invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities, and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150%, if certain requirements are met, after November 1, 2019) after such borrowing, with certain limited exceptions. On March 23, 2018, the Small Business Credit Availability Act (the “SBCA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met. On November 1, 2018, the Board, including a ‘‘required majority’’ (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage. As a result, our asset coverage requirements for senior securities will be changed from 200% to 150%, effective November 1, 2019. As of September 30, 2019, our asset coverage ratio was 219.5%. To maintain our regulated investment company (“RIC”) status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short- term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

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

The Company’s financial statements as of September 30, 2019 and December 31, 2018 and for the periods ended September 30, 2019 and September 30, 2018 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Non-accrual investments: Management reviews all loans that become 90 days or more past due, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income and PIK interest on that loan for financial reporting purposes. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. The Company writes off any previously accrued and uncollected cash interest when it is determined that interest is no longer considered collectible. The Company may elect to cease accruing PIK interest and continue accruing interest income in cases where a loan is currently paying its interest but, in management’s judgment, there is a reasonable likelihood of principal loss on the loan. Non-accrual loans are returned to accrual status when the borrower’s financial condition improves such that management believes current interest and principal payments are expected to be collected.

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

The Company elected to amend its tax year end from August 31 to December 31 and filed a tax return for the four months ended December 31, 2017. The tax periods ended December 31, 2018, December 31, 2017, August 31, 2017, and August 31, 2016 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the periods ended September 30, 2019 and 2018. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of September 30, 2019 and December 31, 2018, the Company recorded a net deferred tax asset of $0.0 million and $0.6 million, respectively. For the three and nine months ended September 30, 2019, the Company recorded a tax provision of $0.0 million and $(0.6) million, respectively. For the three and nine months ended September 30, 2018, the Company recorded a tax benefit (provision) of $(0.1) million and $1.2 million, respectively. As of September 30, 2019 and December 31, 2018, the valuation allowance on the Company’s deferred tax asset was $3.1 million and $0.4 million, respectively. During the three and nine months ended September 30, 2019, the Company recognized an increase in the valuation allowance of $0.7 million and $2.7 million, respectively. No change in the valuation allowance was recognized for the three and nine months ended September 30, 2018.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of September 30, 2019 and December 31, 2018, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of September 30, 2019 and December 31, 2018. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations, and interpretations thereof.

Portfolio and Investment Activity

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, second lien loans, and subordinated loans and, to a lesser extent, equity securities issued by lower middle-market companies and traditional middle-market companies. As of September 30, 2019, our portfolio consisted of investments in 40 portfolio companies with a fair value of approximately $371.4 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans or delayed draw facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt in one debt security, bifurcating the loan into a first-out tranche and last-out tranche. As of September 30, 2019, 18.6% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2018, 13.7% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

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

During the three months ended September 30, 2019, we made approximately $13.9 million of investments and had approximately $33.2 million in repayments and sales of investments, resulting in net repayments and sales of approximately $19.3 million for the period. During the three months ended September 30, 2018, we made approximately $19.9 million of investments and had approximately $42.6 million in repayments and sales, resulting in net repayments and sales of approximately $22.7 million for the period.

During the nine months ended September 30, 2019, we made approximately $48.8 million of investments and had approximately $91.3 million in repayments and sales of investments, resulting in net repayments and sales of approximately $42.5 million for the period. During the nine months ended September 30, 2018, we made approximately $58.9 million of investments and had approximately $96.3 million in repayments and sales, resulting in net repayments and sales of approximately $37.4 million for the period.

As of September 30, 2019, our debt investment portfolio, which represented 75.3% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 11.5%. As of September 30, 2019, 39.0% of the fair value of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2018, our debt investment portfolio, which represented 76.4% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 11.9%. As of December 31, 2018, 41.4% of the fair value of our debt investment portfolio was bearing a fixed rate of interest.

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

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2019 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$230,297	64.0%	$220,049	59.3%
Second Lien Debt	17,499	4.9	16,841	4.5
Subordinated Debt	45,232	12.6	42,868	11.5
Equity and Warrants	52,945	14.7	77,935	21.0
Capitala Senior Loan Fund II, LLC	13,600	3.8	13,658	3.7
Total	$359,573	100.0%	$371,351	100.0%

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2018 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$252,174	60.0%	$237,570	52.9%
Second Lien Debt	33,040	7.9	32,495	7.2
Subordinated Debt	72,562	17.3	73,113	16.3
Equity and Warrants	48,594	11.6	92,054	20.5
Capitala Senior Loan Fund II, LLC	13,600	3.2	13,695	3.1
Total	$419,970	100.0%	$448,927	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019		December 31, 2018
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$68,692	18.5%	$57,946	12.9%
Financial Services	29,408	7.9	21,666	4.8
Healthcare	28,509	7.7	16,972	3.8
Consumer Products	25,108	6.8	27,746	6.2
Sales & Marketing Services	19,390	5.2	19,496	4.3
Food Product Manufacturer	17,007	4.6	17,335	3.9
Automobile Part Manufacturer	14,571	3.9	14,384	3.2
IT Consulting	14,169	3.8	15,233	3.4
Investment Funds	13,658	3.7	13,695	3.0
Healthcare Management	12,968	3.5	13,792	3.1
Multi-platform media and consumer products	12,913	3.5	13,000	2.9
Textile Equipment Manufacturer	11,485	3.1	12,848	2.8
Entertainment	11,075	3.0	—	—
Government Services	11,023	3.0	12,109	2.7
Retail	10,515	2.8	14,979	3.3
Testing laboratories	7,214	1.9	7,503	1.7
Information Technology	6,759	1.8	25,232	5.6
Oil & Gas Engineering and Consulting Services	6,211	1.7	6,854	1.5
Electronic Machine Repair	6,127	1.6	6,432	1.4
Medical Device Distributor	4,894	1.3	4,797	1.1
Data Services	4,875	1.3	—	—
Restaurant	4,800	1.3	4,903	1.1
Advertising & Marketing Services	4,333	1.2	8,712	1.9
Professional and Personal Digital Imaging	3,656	1.0	6,674	1.5
Online Merchandise Retailer	3,447	0.9	3,499	0.8
Footwear Retail	3,184	0.8	3,184	0.7
Logistics	2,947	0.8	2,984	0.7
Computer Supply Retail	2,935	0.8	10,597	2.4
Oil & Gas Services	2,633	0.7	9,861	2.2
Home Repair Parts Manufacturer	2,497	0.7	1,722	0.4
QSR Franchisor	2,044	0.6	3,018	0.7
General Industrial	838	0.2	—	—
Household Product Manufacturer	758	0.2	758	0.2
Data Processing & Digital Marketing	708	0.2	742	0.2
Telecommunications	—	—	18,000	4.0
Industrial Equipment Rental	—	—	16,327	3.6
Building Products	—	—	14,833	3.3
Conglomerate	—	—	9,004	2.0
Produce Distribution	—	—	6,210	1.4
Farming	—	—	5,880	1.3
Total	$371,351	100.0%	$448,927	100.0%

With the exception of the international investment holdings noted below, all investments made by the Company as of September 30, 2019 and December 31, 2018 were made in portfolio companies located in the U.S. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019		December 31, 2018
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$197,118	53.1%	$224,856	50.1%
Northeast	60,991	16.4	66,303	14.8
Midwest	56,740	15.3	77,537	17.3
West	56,502	15.2	77,353	17.2
International	—	—	2,878	0.6
Total	$371,351	100.0%	$448,927	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	As of September 30, 2019		As of December 31, 2018
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$119,415	32.1%	$171,829	38.3%
2	207,086	55.8	194,411	43.3
3	25,523	6.9	73,325	16.3
4	19,327	5.2	9,362	2.1
5	—	—	—	—
Total	$371,351	100.0%	$448,927	100.0%

As of September 30, 2019, we had four debt investments on non-accrual status with an aggregate amortized cost of $25.8 million and an aggregate fair value of $15.8 million, which represented 7.2% and 4.3% of the investment portfolio, respectively. As of December 31, 2018, we had two debt investments on non-accrual status with an aggregate amortized cost of $20.7 million and an aggregate fair value of $9.4 million, which represented 4.9% and 2.1% of the investment portfolio, respectively.

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

As of September 30, 2019 and December 31, 2018, $13.6 million and $3.4 million in equity capital had been contributed by Capitala and Trinity, respectively. As of September 30, 2019 and December 31, 2018, the Company and Trinity had $6.4 million and $1.6 million of unfunded equity capital commitments outstanding, respectively. The Company’s equity investment in CSLF II is not redeemable.

For the three months ended September 30, 2019 and 2018, the Company received $0.3 million and $0.0 million, respectively, in dividend income from its equity interest in CSLF II. For the nine months ended September 30, 2019 and 2018, the Company received $0.7 million and $0.0 million, respectively, in dividend income from its equity interest in CSLF II.

On September 3, 2019, CSLF II entered into a senior secured revolving credit facility (the “CSLF II Credit Facility”) with KeyBank Specialty Finance Lending, an affiliate of KeyCorp. The CSLF II Credit Facility currently provides for borrowings up to $45.0 million, subject to certain borrowing base restrictions. Borrowings under the CSLF II Credit Facility bear interest at a rate of 1-month LIBOR + 2.25%. Beginning the quarter ended March 31, 2020, CSLF II will incur unused fees of .35% when utilization of the CSLF II Credit Facility exceeds 50% and .65% when utilization of the CSLF II Credit Facility is less than 50%. The CSLF II Credit Facility matures on September 2, 2024.

As of September 30, 2019 and December 31, 2018, $0.5 million and $0.0 million was outstanding under the CSLF II Credit Facility, respectively. For the three and nine months ended September 30, 2019, CSLF II incurred interest and financing expenses of $9.0 thousand. For the three and nine months ended September 30, 2018, CSLF II did not incur interest and financing expenses.

 On September 3, 2019, Capitala and Trinity committed to provide $25.0 million of subordinated debt (the “Subordinated Notes”) to CSLF II, with Capitala providing $5.0 million and Trinity providing $20.0 million. The Subordinated Notes currently bear interest at a rate of 1-month LIBOR + 5.00%. Beginning the quarter ended June 30, 2020, the Subordinated Notes will bear interest at a rate of 1-month LIBOR + 6.00%. The Subordinated Notes mature on September 3, 2024.

As of September 30, 2019, and December 31, 2018, $0.0 million was outstanding on the Subordinated Notes. As of September 30, 2019, and December 31, 2018, the Company and Trinity had $5.0 million and $20.0 million of unfunded commitments related to the Subordinated Notes, respectively. For the three and nine months ended September 30, 2019 and 2018, the Company did not incur any interest and financing expenses related to the Subordinated Notes.

Below is a summary of CSLF II’s portfolio as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018
First lien loans (1)	$16,666	$10,000
Weighted average current interest rate on first lien loans	7.1%	7.6%
Number of portfolio companies in CSLF II	3	2
Largest portfolio company investment (1)	$6,741	$5,550
Total of five largest portfolio company investments (1)(2)	$16,666	$10,000

(1)	Based on principal amount outstanding at period end.

(2)	Only three investments and two investments held as of September 30, 2019 and December 31, 2018, respectively.

Below is CSLF II’s unaudited schedule of investments as of September 30, 2019 (dollars in thousands):

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost	Fair Value
Investments at Fair Value
U.S. BioTek Laboratories, LLC	Testing Laboratories	First Lien Debt (7.1% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	$4,466	$4,466	$4,466
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.1% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	5,459	5,459	5,459
RAM Payment, LLC	Financial Services	First Lien Debt (7.1% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	6,741	6,741	6,741
TOTAL INVESTMENTS			$16,666	$16,666	$16,666

Below is CSLF II’s schedule of investments as of December 31, 2018 (dollars in thousands):

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost	Fair Value
Investments at Fair Value
U.S. BioTek Laboratories, LLC	Testing Laboratories	First Lien Debt (7.8% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	$4,500	$4,500	$4,500
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.5% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	5,500	5,500	5,500
TOTAL INVESTMENTS			$10,000	$10,000	$10,000

Below are the statements of assets and liabilities for CSLF II (dollars in thousands):

	As of
	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments at fair value (amortized cost of $16,666 and $10,000, respectively)	$16,666	$10,000
Cash and cash equivalents	319	7,100
Interest receivable	92	31
Total assets	$17,077	$17,131
LIABILITIES
Credit facility (net of deferred financing costs of $509)	$(9)	$—
Interest and financing fees payable	2	—
Accounts payable	11	12
Total liabilities	$4	$12
NET ASSETS
Partners’ capital	$17,073	$17,119
Total net assets	$17,073	$17,119

Below are the unaudited statements of operations for CSLF II (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
INVESTMENT INCOME
Interest income	$313	$—	$945	$—
Fee income	—	—	70	—
Total investment income	$313	$—	$1,015	$—
EXPENSES
Interest and financing expenses	$9	$—	$9	$—
General and administrative expenses	35	—	152	—
Total expenses	$44	$—	$161	$—
NET INVESTMENT INCOME	$269	$—	$854	$—
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$269	$—	$854	$—

Results of Operations

Operating results for the three and nine months ended September 30, 2019 and 2018 were as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Total investment income	$10,126	$11,530	$34,400	$35,984
Total expenses, net of incentive fee waiver	7,142	7,679	23,259	23,464
Net investment income	2,984	3,851	11,141	12,520
Net realized gain (loss) on investments	12	6,298	(20,912)	(20,179)
Net unrealized depreciation on investments	(1,279)	(28,750)	(17,179)	(7,148)
Net unrealized appreciation on Written Call Option	—	6,795	—	6,795
Tax benefit (provision)	—	(110)	(628)	1,185
Net increase (decrease) in net assets resulting from operations	$1,717	$(11,916)	$(27,578)	$(6,827)

Investment income

The composition of our investment income for the three and nine months ended September 30, 2019 and 2018 was as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest income	$8,120	$9,885	$28,237	$31,149
Fee income	163	557	858	1,221
Payment-in-kind interest and dividend income	623	988	2,266	3,315
Dividend income	1,159	54	2,890	221
Interest from cash and cash equivalents	61	46	149	78
Total investment income	$10,126	$11,530	$34,400	$35,984

The income reported as interest income and PIK interest and PIK dividend income is generally based on the stated rates as disclosed in our consolidated schedules of investments. Accretion of discounts received for purchased loans are included in interest income as an adjustment to yield. As a general rule, our interest income and PIK interest and PIK dividend income are recurring in nature.

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

For the three months ended September 30, 2019, total investment income decreased by $1.4 million, or 12.2%, compared to the three months ended September 30, 2018. Interest income decreased from $9.9 million for the three months ended September 30, 2018 to $8.1 million for the three months ended September 30, 2019. The decrease from the prior period is primarily related to lower average outstanding debt investments during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. PIK income declined from $1.0 million for the three months ended September 30, 2018 to $0.6 million for the three months ended September 30, 2019, primarily due to a decrease in investments with a contractual PIK rate. Fee income decreased from $0.6 million for the three months ended September 30, 2018 to $0.2 million for the three months ended September 30, 2019. For the three months ended September 30, 2019, we generated $0.0 million in origination fees from new deployments and $0.2 million in non-origination fees. Comparatively, for the three months ended September 30, 2018, we generated $0.5 million in origination fees from new deployments and $0.1 million in non-origination fees. Dividend income increased from $0.1 million for the three months ended September 30, 2018 to $1.2 million for the three months ended September 30, 2019, primarily due to a $0.3 million dividend received from CSLF II and a $0.8 million non-recurring dividend from a portfolio company.

For the nine months ended September 30, 2019, total investment income decreased by $1.6 million, or 4.4%, compared to the nine months ended September 30, 2018. Interest income decreased from $31.1 million for the nine months ended September 30, 2018 to $28.2 million for the nine months ended September 30, 2019. The decrease from the prior period is primarily related to lower average outstanding debt investments during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. PIK income declined from $3.3 million for the nine months ended September 30, 2018 to $2.3 million for the nine months ended September 30, 2019, primarily due to a decrease in investments with a contractual PIK rate. Fee income decreased from $1.2 million for the nine months ended September 30, 2018 to $0.9 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, we generated $0.6 million in origination fees from new deployments and $0.3 million in non-origination fees. Comparatively, for the nine months ended September 30, 2018, we generated $0.9 million in origination fees from new deployments and $0.3 million in non-origination fees. Dividend income increased from $0.2 million for the nine months ended September 30, 2018 to $2.9 million for the nine months ended September 30, 2019, primarily due to two non-recurring dividends of $2.2 million received from portfolio companies and $0.7 million in dividend income received from CSLF II.

Operating expenses

The composition of our expenses for the three and nine months ended September 30, 2019 and September 30, 2018 was as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest and financing expenses	$4,110	$4,320	$12,751	$13,015
Base management fee	1,925	2,254	6,063	6,871
Incentive fees, net of incentive fee waiver	—	—	1,209	244
General and administrative expenses	1,107	1,105	3,236	3,334
Total expenses, net of incentive fee waiver	$7,142	$7,679	$23,259	$23,464

For the three months ended September 30, 2019, operating expenses decreased $0.5 million, or 7.0%, compared to the three months ended September 30, 2018. Interest and financing expense decreased from $4.3 million for the three months ended September 30, 2018 to $4.1 million for the three months ended September 30, 2019. The decrease from the prior period is primarily related to lower average outstanding SBA debentures during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Base management fees declined from $2.3 million for the three months ended September 30, 2018 to $1.9 million for the three months ended September 30, 2019, due to lower average assets under management. General and administrative expenses remained relatively flat at $1.1 million for the three months ended September 30, 2019 and September 30, 2018.

For the nine months ended September 30, 2019, operating expenses decreased $0.2 million, or 0.9%, compared to the nine months ended September 30, 2018. Interest and financing expense decreased from $13.0 million for the nine months ended September 30, 2018 to $12.8 million for the nine months ended September 30, 2019. The decrease from the prior period is primarily related to lower average outstanding SBA debentures during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Base management fees declined from $6.9 million for the nine months ended September 30, 2018 to $6.1 million for the nine months ended September 30, 2019, due to lower average assets under management. Incentive fees, net of incentive fee waiver, increased from $0.2 million for the nine months ended September 30, 2018 to $1.2 million for the nine months ended September 30, 2019, primarily due to better net investment income returns in relation to our net asset value. General and administrative expenses remained relatively flat declining from $3.3 million for the nine months ended September 30, 2018 to $3.2 million for the nine months ended September 30, 2019.

Net realized gain (loss) on investments

During the three and nine months ended September 30, 2019 we recognized $12.0 thousand and $(20.9) million, respectively, of net realized gain (loss) on our portfolio investments. During the three and nine months ended September 30, 2018 we recognized $6.3 million and $(20.2) million, respectively, of net realized gain (loss) on our portfolio investments.

Net unrealized appreciation (depreciation) on investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three and nine months ended September 30, 2019 we had net unrealized depreciation of $(1.3) million and $(17.2) million, respectively. For the three and nine months ended September 30, 2018 we had net unrealized depreciation of $(28.8) million and $(7.1) million, respectively.

Net unrealized appreciation on Written Call Option

For the three and nine months ended September 30, 2019 we had net unrealized appreciation on the Written Call Option of $0.0 million. For the three and nine months ended September 30, 2018 we had net unrealized appreciation on the Written Call Option of $6.8 million.

Tax benefit (provision)

For the three and nine months ended September 30, 2019, we recorded a tax provision of $0.0 million and $(0.6) million, respectively. For the three and nine months ended September 30, 2018, we recorded a tax provision of $(0.1) million and a tax benefit of $1.2 million, respectively.

Changes in net assets resulting from operations

For the three and nine months ended September 30, 2019, we recorded a net increase (decrease) in net assets resulting from operations of $1.7 million and $(27.6) million, respectively. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2019, our per share net increase (decrease) in net assets resulting from operations was $0.11 and $(1.71), respectively.

For the three and nine months ended September 30, 2018, we recorded a net decrease in net assets resulting from operations of $(11.9) million and $(6.8) million, respectively. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2018, our per share net decrease in net assets resulting from operations was $(0.74) and $(0.43), respectively.

Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in two portfolio companies that are considered significant subsidiaries under the guidance in Regulation S-X but are not consolidated in the Company’s consolidated financial statements. Below is a brief description of each such portfolio company, along with summarized financial information.

During the nine months ended September 30, 2019, the Company wrote off its investment in AAE Acquisition, LLC and realized a loss of $20.4 million. During the nine months ended September 30, 2019, the Company exited its investment in Micro Precision, LLC, receiving $6.3 million for its debt investment, and receiving $2.4 million in total consideration for its equity investment.

CableOrganizer Acquisition, LLC

CableOrganizer Acquisition, LLC, a Delaware limited liability company that began operations on April 23, 2013, is a leading online provider of cable and wire management products. The loss the Company generated from CableOrganizer Acquisition, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, realized loss, and unrealized appreciation (depreciation), was $(8.9) million and $(0.2) million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

Micro Precision, LLC

Micro Precision, LLC, formed on August 5, 2011 as a Delaware limited liability company, is a prime contractor supplying critical parts and mechanical assemblies to the U.S. Department of Defense as well as designer and manufacturer of locomotive air horns. The income the Company generated from Micro Precision, LLC, which includes all interest, dividends, PIK interest and PIK dividends, fees, and unrealized appreciation (depreciation), was $0.2 million and $1.9 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

The summarized unaudited financial information of our unconsolidated subsidiaries was as follows (dollars in thousands):

	As of
	September 30,	December 31,
Balance Sheets – CableOrganizer Acquisition, LLC	2019	2018
Current assets	$2,813	$2,987
Noncurrent assets	7,190	8,459
Total assets	$10,003	$11,446

Current liabilities	$2,219	$13,094
Noncurrent liabilities	4,939	—
Total liabilities	$7,158	$13,094

Total equity (deficit)	$2,845	$(1,648)

	For the Nine Months Ended
	September 30,	September 30,
Statements of Operations – CableOrganizer Acquisition, LLC	2019	2018
Net sales	$9,440	$14,348
Cost of goods sold	6,810	9,601
Gross profit	$2,630	$4,747

Other expenses	$4,619	$6,022
Loss before income taxes	(1,989)	(1,275)
Income tax provision	—	—
Net loss	$(1,989)	$(1,275)

	As of
	June 30,	December 31,
Balance Sheets – Micro Precision, LLC(1)	2019	2018
Current assets	$7,430	$6,127
Noncurrent assets	19,346	19,469
Total assets	$26,776	$25,596

Current liabilities	$7,934	$6,223
Noncurrent liabilities	13,977	16,208
Total liabilities	$21,911	$22,431

Total equity	$4,865	$3,165

	For the Nine Months Ended
	June 30,	June 30,
Statements of Operations - Micro Precision, LLC(1)	2019	2018
Net sales	$10,413	$9,115
Cost of goods sold	6,024	5,111
Gross profit	$4,389	$4,004

Other expenses	$3,828	$3,602
Income before income taxes	561	402
Income tax provision	(286)	—
Net income	$275	$402

(1)	September 30, 2019 financial statements are not available. As such, the most recent comparable period is presented.

Financial Condition, Liquidity and Capital Resources

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our stockholders, and repay indebtedness.

Since our IPO, we have raised approximately $136.0 million in net proceeds from equity offerings through September 30, 2019.

On October 17, 2014, the Company entered into a senior secured revolving credit agreement (as amended, the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. The Credit Facility was amended on May 22, 2015, June 16, 2017, July 19, 2018, and February 22, 2019 (the “Amendments”). The Amendments were affected, among other things, in order to increase the total borrowings allowed under the Credit Facility, allow for stock repurchases, extend the maturity date, reduce the minimum required interest coverage ratio, reduce the minimum required net asset value, and reduce the minimum required asset coverage ratio. The Credit Facility currently provides for borrowings up to $114.5 million and may be increased up to $200.0 million pursuant to its “accordion” feature. The Credit Facility matures on June 16, 2021. As of September 30, 2019, we had $0.0 million outstanding and $114.5 million available under the Credit Facility.

On May 16, 2017, we issued $70.0 million in aggregate principal amount of 6.0% fixed-rate notes due May 31, 2022 (the “2022 Notes”). On May 25, 2017, we issued an additional $5.0 million in aggregate principal amount of the 2022 Notes pursuant to a partial exercise of the underwriters’ overallotment option. The 2022 Notes will mature on May 31, 2022 and may be redeemed in whole or in part at any time or from time to time at our option on or after May 31, 2019 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2022 Notes is payable quarterly. The 2022 Notes are listed on the NASDAQ Global Select Market under the trading symbol “CPTAL” with a par value of $25.00 per share.

On May 26, 2017, we issued $50.0 million in aggregate principal amount of 5.75% fixed-rate convertible notes due May 31, 2022 (the “2022 Convertible Notes”). On June 26, 2017, we issued an additional $2.1 million in aggregate principal amount of the 2022 Convertible Notes pursuant to a partial exercise of the underwriters’ overallotment option. Interest on the 2022 Convertible Notes is payable quarterly. The 2022 Convertible Notes are listed on the NASDAQ Capital Market under the trading symbol “CPTAG” with a par value of $25.00 per share.

As of September 30, 2019, Fund III had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding. In addition to our existing SBA-guaranteed debentures, we may, if permitted by regulation, seek to issue additional SBA-guaranteed debentures as well as other forms of leverage and borrow funds to make investments. On June 10, 2014, we received an exemptive order from the SEC exempting us, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the 1934 Act, with respect to Fund II and Fund III. We intend to comply with the conditions of the order.

We are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if certain requirements are met, after November 1, 2019) after such borrowing, with certain limited exceptions. On March 23, 2018, the SBCA was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met. On November 1, 2018, the Board, including a ‘‘required majority’’ (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage. As a result, our asset coverage requirements for senior securities will be changed from 200% to 150%, effective November 1, 2019. As of September 30, 2019, our asset coverage ratio was 219.5%.

As of September 30, 2019, we had $62.8 million in cash and cash equivalents, and our net assets totaled $151.9 million.

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

A summary of our significant contractual payment obligations as of September 30, 2019 are as follows (dollars in thousands):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
SBA Debentures	$19,000	$106,000	$25,000	$—	$150,000
2022 Notes	—	75,000	—	—	75,000
2022 Convertible Notes	—	52,088	—	—	52,088
Credit Facility	—	—	—	—	—
Total Contractual Obligations	$19,000	$233,088	$25,000	$—	$277,088

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

 The following tables summarize our distributions declared from January 1, 2017 through September 30, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share
January 2, 2019	January 24, 2019	January 30, 2019	$0.0833
January 2, 2019	February 20, 2019	February 27, 2019	0.0833
January 2, 2019	March 21, 2019	March 28, 2019	0.0833
April 1, 2019	April 22, 2019	April 29, 2019	0.0833
April 1, 2019	May 23, 2019	May 30, 2019	0.0833
April 1, 2019	June 20, 2019	June 27, 2019	0.0833
July 1, 2019	July 23, 2019	July 30, 2019	0.0833
July 1, 2019	August 22, 2019	August 29, 2019	0.0833
July 1, 2019	September 20, 2019	September 27, 2019	0.0833
Total Distributions Declared and Distributed for 2019			$0.75

Date Declared	Record Date	Payment Date	Amount Per Share
January 2, 2018	January 22, 2018	January 30, 2018	$0.0833
January 2, 2018	February 20, 2018	February 27, 2018	0.0833
January 2, 2018	March 23, 2018	March 29, 2018	0.0833
April 2, 2018	April 19, 2018	April 27, 2018	0.0833
April 2, 2018	May 22, 2018	May 30, 2018	0.0833
April 2, 2018	June 20, 2018	June 28, 2018	0.0833
July 2, 2018	July 23, 2018	July 30, 2018	0.0833
July 2, 2018	August 23, 2018	August 30, 2018	0.0833
July 2, 2018	September 20, 2018	September 27, 2018	0.0833
October 1, 2018	October 23, 2018	October 30, 2018	0.0833
October 1, 2018	November 21, 2018	November 29, 2018	0.0833
October 1, 2018	December 20, 2018	December 28, 2018	0.0833
Total Distributions Declared and Distributed for 2018			$1.00

Date Declared	Record Date	Payment Date	Amount Per Share
January 3, 2017	January 20, 2017	January 30, 2017	$0.1300
January 3, 2017	February 20, 2017	February 27, 2017	0.1300
January 3, 2017	March 23, 2017	March 30, 2017	0.1300
April 3, 2017	April 19, 2017	April 27, 2017	0.1300
April 3, 2017	May 23, 2017	May 29, 2017	0.1300
April 3, 2017	June 24, 2017	June 29, 2017	0.1300
July 3, 2017	July 21, 2017	July 28, 2017	0.1300
July 3, 2017	August 23, 2017	August 30, 2017	0.1300
July 3, 2017	September 20, 2017	September 28, 2017	0.1300
October 2, 2017	October 23, 2017	October 30, 2017	0.0833
October 2, 2017	November 21, 2017	November 29, 2017	0.0833
October 2, 2017	December 20, 2017	December 28, 2017	0.0833
Total Distributions Declared and Distributed for 2017			$1.42

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

The Company may invest in the same unitranche facility as CSLF II, whereby CSLF II provides the first-out portion of the unitranche facility and the Company and other lenders provide the last-out portion of the unitranche facility. Under a guarantee agreement, the Company may be required to purchase its pro-rata portion of first-out loans from CSLF II upon certain triggering events, including acceleration upon payment default of the underlying borrower. As of September 30, 2019, the Company has evaluated the fair value of the guarantee under the guidance of ASC Topic 460 — Guarantees and determined that the fair value of the guarantee is immaterial as the risk of payment default for first-out loans in CSLF II is considered remote. The maximum exposure to credit risk as of September 30, 2019 and December 31, 2018, was $7.3 million and $4.3 million, respectively, and extends to the stated maturity of the underlying loans in CSLF II.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, the Company had outstanding unfunded commitments related to debt and equity investments in existing portfolio companies of $11.4 million (CSLF II), $2.7 million (Portrait Studio, LLC), $1.0 million (Freedom Electronics, LLC), $1.0 million (U.S. BioTek Laboratories, LLC), and $0.7 million (Jurassic Quest Holdings, LLC). As of December 31, 2018, the Company had outstanding unfunded commitments related to debt and equity investments in existing portfolio companies of $6.4 million (CSLF II), $5.0 million (Portrait Studio, LLC), $1.1 million (MC Sign Lessor, Corp.), $1.0 million (U.S. BioTek Laboratories, LLC), $0.8 million (Freedom Electronics, LLC), and $0.3 million (CableOrganizer Acquisition, LLC).

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Developments

Distributions

On October 1, 2019, the Company’s Board declared normal monthly distributions for October, November, and December of 2019 as set forth below:

Date Declared	Record Date	Payment Date	Distributions per Share
October 1, 2019	October 22, 2019	October 29, 2019	$0.0833
October 1, 2019	November 22, 2019	November 29, 2019	$0.0833
October 1, 2019	December 23, 2019	December 30, 2019	$0.0833

Other

On October 8, 2019, the Board of Directors appointed Kevin A. Koonts to replace Richard G. Wheelahan III as the Chief Compliance Officer and Secretary of the Company. Kevin A. Koonts will continue to serve as the Company’s Chief Accounting Officer and Treasurer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts subject to the requirements of the 1940 Act. For the nine months ended September 30, 2019, we did not engage in hedging activities.

As of September 30, 2019, we held 21 securities bearing a variable rate of interest. Our variable rate investments represent approximately 61.0% of the fair value of total debt investments. On a fair value basis, 4.9% of variable rate securities were yielding interest at a rate equal to the established interest rate floor or interest rate ceiling and 95.1% of variable rate securities were yielding interest at a rate above its interest rate floor or were not subject to an interest rate floor as of September 30, 2019. As of September 30, 2019, we had $0.0 million outstanding on our Credit Facility, which has a variable rate of interest at one-month LIBOR + 3.0%. As of September 30, 2019, all of our other interest paying liabilities, consisting of $150.0 million in SBA-guaranteed debentures, $75.0 million in 2022 Notes, and $52.1 million in 2022 Convertible Notes, were bearing interest at a fixed rate.

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

Based on our September 30, 2019 consolidated statement of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$4,931	$—	$4,931
Up 200 basis points	$3,287	$—	$3,287
Up 100 basis points	$1,644	$—	$1,644
Down 100 basis points	$(1,305)	$—	$(1,305)
Down 200 basis points	$(1,568)	$—	$(1,568)
Down 300 basis points	$(1,568)	$—	$(1,568)

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 28, 2017, an alleged stockholder filed a putative class action lawsuit complaint, Paskowitz v. Capitala Finance Corp., et al., in the United States District Court for the Central District of California (case number 2:17-cv-09251-MWF-AS) (the “Paskowitz Action”), against the Company and certain of its current officers on behalf of all persons who purchased or otherwise acquired the Company’s common stock between January 4, 2016 and August 7, 2017. On January 3, 2018, another alleged stockholder filed a putative class action complaint, Sandifer v. Capitala Finance Corp., et al., in the United States District Court for the Central District of California (case number 2:18-cv-00052-MWF-AS) (the “Sandifer Action”), asserting substantially similar claims on behalf of the same putative class and against the same defendants. On February 2, 2018, the Sandifer Action was transferred, on stipulation of the parties, to the United States District Court for the Western District of North Carolina. The Sandifer Action was voluntarily dismissed on February 28, 2018. On March 1, 2018, the Paskowitz Action was transferred, on stipulation of the parties, to the United States District Court for the Western District of North Carolina (case number 3:18-cv-00096-RJC-DSC). On June 19, 2018, the plaintiffs in the Paskowitz Action filed their amended complaint. The amended complaint alleged certain violations of the securities laws, including, inter alia, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations, and prospects between January 4, 2016 and August 7, 2017. The amended complaint sought compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought.

On August 14, 2018, Defendants in the Paskowitz Action filed a motion to dismiss the amended complaint. On August 15, 2019, the Court granted Defendants’ motion to dismiss and dismissed the amended complaint without prejudice to the plaintiffs’ ability to file a motion seeking to further amend the amended complaint.  On September 16, 2019, the plaintiffs filed a notice with the Court informing the Court that plaintiffs intend not to file a second amended complaint and requesting that the Court enter an order of final judgment and dismissal. On October 25, 2019, the Court entered a judgment in accordance with the August 15, 2019 dismissal order. While the Company intends to vigorously defend itself in this litigation should the litigation continue, the outcome of these legal proceedings cannot be predicted with certainty.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled “Recent legislation may allow us to incur additional leverage”. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the risk factors below, during the nine months ended September 30, 2019, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain.

If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. However, because the future of LIBOR at this time is uncertain, the specific effects of a transition away from LIBOR, including any effect on our net investment income, cannot be determined as of the date of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2019, pursuant to our DRIP, we issued 42,127 shares of common stock to stockholders of record that did not opt out of our DRIP. The issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our DRIP during the quarter ended September 30, 2019 was approximately $0.3 million. Other than the shares issued under our DRIP during the quarter ended September 30, 2019, we did not sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number	Description of Document
3.1	Articles of Amendment and Restatement (1)

3.2	Certificate of Limited Partnership of CapitalSouth Partners Fund II Limited Partnership (2)

3.3	Certificate of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P. (2)

3.4	Bylaws (1)

3.5	Form of Amended and Restated Limited Partnership Agreement of CapitalSouth Partners Fund II Limited Partnership (3)

3.6	Form of Amended and Restated Agreement of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P. (3)

4.1	Form of Common Stock Certificate (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Previously filed in connection with the Pre-Effective Amendment No. 1 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 9, 2013.

(2)	Previously filed in connection with Pre-Effective Amendment No. 2 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 16, 2013.

(3)	Previously filed in connection with Pre-Effective Amendment No. 5 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 24, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2019	By	/s/ Joseph B. Alala III
Joseph B. Alala III
Chief Executive Officer
(Principal Executive Officer)
Capitala Finance Corp.

Date: November 4, 2019	By	/s/ Stephen A. Arnall
Stephen A. Arnall
Chief Financial Officer
(Principal Financial Officer)
Capitala Finance Corp.

Date: November 4, 2019	By	/s/ Kevin A. Koonts
Kevin A. Koonts
Chief Accounting Officer
(Principal Accounting Officer)
Capitala Finance Corp.

