Form 10-K
period 2019-12-31
Capitala Finance Corp.
filed 2020-03-02
CIK 1571329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2019
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐      No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐      No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒      No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $141.5 million based on the number of shares held by non-affiliates of the registrant as of June 28, 2019, which was the last business day of the registrant’s most recently completed second fiscal quarter. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.
The number of shares of Capitala Finance Corp.’s common stock, $0.01 par value, outstanding as of February 27, 2020 was 16,218,362.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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
OUR INVESTMENT STRATEGY
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We expect the companies in which we invest will generally have between $4.5 million and $30.0 million in trailing twelve-month earnings before interest, tax, depreciation and amortization (“EBITDA”). We believe our focus on direct lending to private companies enables us to receive higher interest rates and more substantial equity participation. As part of that strategy, we may invest in first lien loans, which have a first priority security interest in all or some of the borrower’s assets. In addition, our first lien loans may include positions in “stretch” senior secured loans, also referred to as “unitranche” loans, which combine characteristics of traditional first lien senior secured loans and second lien loans, providing us with greater influence and security in the primary collateral of a borrower and potentially mitigating loss of principal should a borrower default. We also may invest in second lien loans, which have a second priority security interest in all or substantially all of the borrower’s assets. In addition to first and second lien loans, we invest in subordinated loans, which may include mezzanine and other types of junior debt investments. Like second lien loans, our subordinated loans typically have a second lien on all or substantially all of the borrower’s assets; however, the principal difference between subordinated loans and second lien loans is that in a subordinated loan, we may be subject to the interruption of cash interest payments, at the discretion of the first lien lender, upon certain events of default. In addition to debt securities, we may acquire equity or detachable equity-related interests (including warrants) from a borrower. Typically, the debt in which we invest is not initially rated by any rating agency; however, we believe that if such investments were rated, they would be rated below investment grade. Below investment grade securities, which are often referred to as “high yield” or “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. We intend to target investments that mature in four to six years from our investment.
We typically will not limit the size of our loan commitments to a specific percentage of a borrower’s assets that serve as collateral for our loan, although we attempt to protect against risk of loss on our debt investments by structuring, underwriting and pricing loans based on anticipated cash flows of our borrowers. As of December 31, 2019, our Investment Advisor underwrote investments in approximately 160 lower middle-market and traditional middle-market companies totaling approximately $1.8 billion of invested capital since 2000, and we believe that a continuation of this strategy allows us to make structured investments with more attractive pricing and greater opportunities for meaningful equity participation than traditional asset-based, senior secured loans. Further, we believe that we benefit from our Investment Advisor’s long-standing relationships with many private equity fund sponsors, whose participation in portfolio companies, we believe, makes repayment from refinancing, asset sales and/or sales of the borrowers themselves more likely than a strategy whereby we consider investments only in founder-owned or non-sponsored borrowers.
OUR INVESTMENT ADVISOR
We are managed by the Investment Advisor, whose investment team members have significant and diverse experience financing, advising, operating and investing in lower middle-market and middle-market companies. Moreover, our Investment Advisor’s investment team has refined its investment strategy by sourcing, reviewing, acquiring and monitoring approximately 160 portfolio companies totaling approximately $1.8 billion of invested capital from 2000 through December 31, 2019. The Investment Advisor’s investment team also manages CapitalSouth Partners SBIC Fund IV, L.P. (“Fund IV”), a private investment limited partnership providing financing solutions to smaller and lower middle-market companies. Fund IV had its first closing in March 2013 and obtained SBA approval for its SBIC license in April 2013. In addition to Fund IV, affiliates of the Investment Advisor may manage several affiliated funds whereby institutional limited partners in Fund IV have the opportunity to co-invest with Fund IV in portfolio investments. An affiliate of the Investment Advisor also manages Capitala Private Credit Fund V, L.P. (“Fund V”), a private investment limited partnership, and a private investment vehicle (referred to herein as “Capitala Specialty Lending Corp.” or “CSLC”), both of which provide financing solutions to lower middle-market and traditional middle-market companies. The Investment Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. To the extent permitted by the 1940 Act and interpretation of the staff of the U.S. Securities and Exchange Commission (the “SEC”), the Investment Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Advisor or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Advisor’s allocation procedures. We expect to make, and have made, co-investments with Fund IV, Fund V and/or CSLC to the extent their respective investment strategies align with ours.
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
Our Investment Advisor is led by Joseph B. Alala, III, our chief executive officer, chairman of our Board of Directors (the “Board”), and the managing partner and chief investment officer of our Investment Advisor, M. Hunt Broyhill, a member of the Board and a partner of our Investment Advisor, Stephen A. Arnall, our chief financial officer and chief operating officer, and John F. McGlinn, a senior managing director of our Investment Advisor. Messrs. Alala, Broyhill and McGlinn serve as our Investment Advisor’s investment committee. They are assisted by nineteen investment professionals.
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
•
Established Companies With Positive Cash Flow.   We seek to invest in established companies with a history of generating revenues and positive cash flows. We intend to focus on companies with a history of profitability and minimum trailing twelve-month EBITDA of between $4.5 million and $30.0 million. We do not intend to invest in start-up companies, distressed or “turn-around” situations or companies with business plans that we do not understand.

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
Most of our debt investments are structured as first lien loans, and as of December 31, 2019, 81.1% of the fair value of our debt investments consisted of such investments. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt in one debt security, bifurcating the loan into a first-out tranche and last-out tranche. As of December 31, 2019, 18.1% of the fair value of our first lien loans consisted of last-out loans. We believe that unitranche debt can be attractive for many lower middle-market and traditional middle-market businesses, given the reduced structural complexity, single lender interface and elimination of intercreditor or potential agency conflicts among lenders.
We may also invest in debt instruments structured as second lien loans. On a fair market value basis, 6.1% of our debt investments consisted of second lien loans as of December 31, 2019. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and which are not subject to the blockage of cash interest payments to us at the first lien lender’s discretion.
In addition to first and second lien loans, we may also invest in subordinated loans. On a fair market value basis, 12.8% of our debt investments consisted of subordinated loans as of December 31, 2019. Subordinated loans typically have a second lien on all or substantially all of the borrower’s assets, but unlike second lien loans, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender. Our subordinated loans are typically issued with five year terms.
Some of our debt investments have payment-in-kind (“PIK”) interest, which is a form of interest that is not paid currently in cash, but is accrued and added to the loan balance until paid at the end of the term. While we generally seek to minimize the percentage of our fixed return that is in the form of PIK interest, we sometimes receive PIK interest due to prevailing market conditions that do not support the overall blended interest yield on our debt investments being paid in all-cash interest. As of December 31, 2019, our weighted average PIK yield was 0.8%. As of December 31, 2019, the weighted average annualized cash yield on our debt portfolio was 10.7%. In addition to yield in the form of current cash and PIK interest, some of our debt investments include an equity component, such as a warrant to purchase a common equity interest in the borrower for a nominal price.
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

INVESTMENT PROCESS
Our Investment Advisor’s investment team is led by its investment committee and is responsible for all aspects of our investment process. The current members of the investment committee are Joseph B. Alala, III, our chief executive officer, chairman of our Board and the managing partner and chief investment officer of our Investment Advisor, M. Hunt Broyhill, a partner of our Investment Advisor, and John F. McGlinn, a senior managing director of our Investment Advisor. They are assisted by a team of nineteen investment professionals. While the investment strategy involves a team approach, whereby potential transactions are screened by various members of the investment team, Mr. Alala and one other member of the investment committee of the Investment Advisor must approve investments in order for them to proceed. Messrs. Alala, McGlinn, and Broyhill meet on an as needed basis, frequently multiple times a week, depending on the nature and volume of investment opportunities. The Investment Advisor’s investment committee has worked together for over fifteen years. The stages of our investment selection process are as follows:
Deal Generation/Origination
Deal generation and origination is maximized through long-standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, service providers (such as lawyers and accountants), as well as current and former clients, portfolio companies and investors. Our Investment Advisor’s investment team supplements these lead generators by also utilizing broader marketing efforts, such as attendance at prospective borrower industry conventions, an active calling effort to investment banking boutiques, private equity firms and independent sponsors that are also investing in high quality lower middle-market and traditional middle-market companies, and, most importantly, based on our Investment Advisor’s track record as a responsive, flexible, value-add lender and co-investor, as demonstrated by approximately 160 investments in lower middle-market and traditional middle-market businesses and equity co-investments with reputed private equity firms since 2000. We believe we have developed a reputation as a knowledgeable and reliable source of capital, providing value-added industry advice and financing assistance to borrowers’ businesses and in executing financial sponsors’ growth strategies. Furthermore, with offices throughout the United States, we have the ability to cover a large geographical area and to market to unique groups from each office. Specifically, our Charlotte, Raleigh, Fort Lauderdale, Atlanta, Los Angeles, New York, and Dallas offices cover significant territory that is traditionally underserved, allowing us to source a high volume of direct deal flow.
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
During the underwriting process, the executive summary that was completed for the initial investment committee presentation is expanded upon into a full diligence memo and key findings are presented at subsequent, weekly meetings of the investment committee for continued discussion and, to the extent applicable, the investment committee issues new instructions to the underwriting team from the investment committee.
Approval, Documentation and Closing
The underwriting team for the proposed investment presents the full diligence memo and key findings from due diligence to the investment committee on an ongoing basis. Prior to the commencement of documentation, approval from the investment committee is sought and, if approved, the underwriting professionals heretofore involved proceed to documentation.
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
PORTFOLIO COMPANIES
The following table sets forth certain information as of December 31, 2019 for each of our portfolio companies. The general terms of our debt and equity investments are described in “Investments.” Other than these investments, our only formal relationships with our portfolio companies will be the managerial assistance we may provide upon request and the board observer or participation rights we may receive in connection with our investment. Other than as indicated in the table below, we do not “control” and are not an “affiliate” of any of these portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would “control” a portfolio company if we owned more than 25% of its voting securities and would be an “affiliate” of a portfolio company if we owned more than 5% of its voting securities.
Name and Address of Portfolio Company	Nature of Business	Type of Investment and General Terms(1)(2)(3)(4)(5)	% of Class Held	Cost (in thousands)	Fair Value (in thousands)
3 Bridge Solutions, LLC 100 South Fifth Street Minneapolis, Minnesota 55402	IT Consulting	First Lien Debt (10.7% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 12/4/22)		$13,274	$13,274
		Preferred Units (965 units)	3.2%	1,090	499
		Membership Units (39,000 units)	3.3%	10	—
Alternative Biomedical Solutions, LLC 1600 Wallace Drive Carrollton, Texas 75006	Healthcare	First Lien Debt (8.0% Cash, 3.8% PIK, Due 12/18/22)		5,331	5,319
		First Lien Debt (8.0% Cash, 3.8% PIK, Due 12/18/22)(6)		13,125	10,624
		Membership Units (20,092 units)	3.2%	800	—
American Clinical Solutions, LLC 2424 N. Federal Highway Boca Raton, Florida 33431	Healthcare	First Lien Debt (7.0% Cash, Due 12/31/22)		3,500	3,500
		First Lien Debt (2.0% PIK, Due 12/31/22)(7)		3,485	3,485
Amerimark Direct, LLC 100 Nixon Lane Edison, New Jersey 08837	Consumer Products	First Lien Debt (14.3% Cash, Due 9/8/21)		15,974	15,633
BigMouth, Inc 655 Winding Brook Drive Glastonbury, Connecticut 06033	Consumer Products	First Lien Debt (10.3% Cash (1 month LIBOR + 8.5%, 0.5% Floor, Due 11/14/21)(8)		857	857
		First Lien Debt (10.2% Cash (1 month LIBOR + 8.5%, 0.5% Floor, Due 11/14/21)		8,784	8,628
Bluestem Brands, Inc. 6509 Flying Cloud Drive Eden Prairie, Minnesota 55344	Online Merchandise Retailer	First Lien Debt (9.3% Cash (1 month LIBOR + 7.5%, 1.0% Floor), Due 11/7/20)		3,529	2,877
Burgaflex Holdings, LLC(21) 1101 Copper Avenue Fenton, Michigan 48430	Automobile Part Manufacturer	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)		14,421	14,421
		Common Stock Class B (1,085,073 shares)	11.5%	362	635
		Common Stock Class A (1,253,198 shares)	8.3%	1,504	—

Name and Address of Portfolio Company	Nature of Business	Type of Investment and General Terms(1)(2)(3)(4)(5)	% of Class Held	Cost (in thousands)	Fair Value (in thousands)
Burke America Parts Group, LLC 5852 W. 51st Street Chicago, Illinois 60638	Home Repair Parts Manufacturer	Membership Units (14 units)	1.8%	$5	$2,489
CableOrganizer Acquisition, LLC 6250 NW 27th Way Ft. Lauderdale, Florida 33309	Computer Supply Retail	First Lien Debt(9)		1,532	1,490
California Pizza Kitchen, Inc. 12181 Bluff Creek Drive Playa Vista, California 90094	Restaurant	Second Lien Debt (11.9% Cash (3 month LIBOR + 10.0%, 1.0% Floor), Due 8/23/23)		4,927	4,697
Capitala Senior Loan Fund II, LLC(22) 4201 Congress Street Charlotte, North Carolina 28209	Investment Funds	Subordinated Debt (6.7% Cash (1 month LIBOR + 5.0%), Due 9/3/24) (11)(20)		—	—
		Membership Units (80.0% ownership)(11)(19)(23)	80.0%	13,600	13,631
Chicken Soup for the Soul, LLC 132 East Putnam Avenue Cos Cob, Connecticut 06807	Multi-platform Media and Consumer Products	First Lien Debt (10.2% Cash (1 month LIBOR + 8.5%, 1.5% Floor), Due 12/13/20)		13,000	13,000
Chief Fire Intermediate, Inc. 10 West Broad Street Mount Vernon, New York 10552	Security System Services	First Lien Debt (8.7% Cash (1 month LIBOR + 7.0%, 1.6% Floor), Due 11/8/24)		8,100	8,100
		Class A Preferred Units (34,740 units, 10.0% PIK Dividend)(10)	6.2%	913	913
		Class B Common Units (3,510 units)	0.8%	—	—
City Gear, LLC(21) 4841 Summer Avenue Memphis, Tennessee 38122	Footwear Retail	Membership Unit Warrants(9)		—	3,326
CIS Secure Computing, Inc. 21050 Ashburn Crossing Dr. Ashburn, Virginia 20147	Government Services	First Lien Debt (10.2% Cash (1 month LIBOR + 8.5%, 1.0% Floor), 1.0% PIK, Due 9/14/22)		9,389	9,389
		Common Stock (46,163 shares)	4.0%	1,000	1,890
Corporate Visions, Inc. 5455 Kietzke Lane Reno, Nevada 89511	Sales & Marketing Services	Subordinated Debt (9.0% Cash, 2.0% PIK, Due 11/29/21)		19,327	18,962
		Common Stock (15,750 shares)	2.5%	1,575	329
Currency Capital, LLC 12100 Wilshire Boulevard Los Angeles, California 90025	Financial Services	First Lien Debt (13.7% Cash (1 month LIBOR + 12.0%, 0.5% Floor), 2.0% PIK, Due 1/2/20)(11)		16,269	16,269
		Class A Preferred Units (2,000,000 units)(11)	2.0%	2,000	2,504
Eastport Holdings, LLC(21) 813 Ridge Lake Blvd. Memphis, Tennessee 38120	Business Services	Subordinated Debt (14.9% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 12/29/21)(16)		16,155	16,500
		Membership Units (22.9% ownership)	22.9%	3,263	17,822
Flavors Holdings, Inc. 300 Jefferson Street Camden, New Jersey 08104	Food Product Manufacturer	First Lien Debt (7.7% Cash (3 month LIBOR + 5.8%, 1.0% Floor), Due 4/3/20)		5,778	5,767
		Second Lien Debt (11.9% Cash (3 month LIBOR + 10.0%, 1.0% Floor), Due 10/3/21)		11,878	11,842
Freedom Electronics, LLC 2205 May Ct. NW Kennesaw, Georgia 30144	Electronic Machine Repair	First Lien Debt (8.7% Cash, Due 12/20/23)(6)(12)		5,940	5,940
		Membership Units (181,818 units)	0.6%	182	160
GA Communications, Inc.(21) 2196 West Part Court Stone Mountain, Georgia 30087	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend)(10)	8.3%	3,476	3,761
		Series B-1 Common Stock (200,000 shares)	8.3%	2	501

Name and Address of Portfolio Company	Nature of Business	Type of Investment and General Terms(1)(2)(3)(4)(5)	% of Class Held	Cost (in thousands)	Fair Value (in thousands)
HUMC Opco, LLC 308 Willow Avenue Hoboken, New Jersey 07030	Healthcare	First Lien Debt (9.0% Cash, Due 8/16/20)		$5,000	$5,000
Installs, LLC 241 Main Street Buffalo, New York 14203	Logistics	First Lien Debt (9.3% Cash, Due 6/20/23)(6)		2,924	2,924
J5 Infrastructure Partners, LLC 2030 Main Street Irvine, California 92614	Wireless Deployment Services	First Lien Debt (8.3% Cash (1 month LIBOR + 6.5%, 1.8% Floor), Due 12/20/24)(13)		—	—
		First Lien Debt (8.3% Cash (1 month LIBOR + 6.5%, 1.8% Floor), Due 12/20/24)		7,000	7,000
Jurassic Quest Holdings, LLC 200 River Point Conroe, Texas 77304	Entertainment	First Lien Debt (9.5% Cash (1 month LIBOR + 7.5%, 2.0% Floor), Due 5/1/24)(14)		10,827	10,827
		Preferred Units (375,000 units)	1.5%	388	85
LJS Partners, LLC(21) 10350 Ormsby Park Place Louisville, Kentucky 40223	QSR Franchisor	Preferred Units (92,924 units)	9.8%	293	372
		Common Membership Units (2,593,234 units)	8.5%	1,224	1,509
MicroHoldco, LLC 1102 Windam Road South Windam, Connecticut 06266	General Industrial	Preferred Units(9)		838	838
MMI Holdings, LLC(21) 325 McGill Avenue, Suite 195 Concord, North Carolina 28027	Medical Device Distributor	First Lien Debt (12.0% Cash, Due 1/31/21)(16)		2,600	2,600
		Subordinated Debt (6.0% Cash, Due 1/31/21)(16)		388	400
		Preferred Units (1,000 units, 6.0% PIK Dividend)(10)	100.0%	1,572	1,710
		Common Membership Units (45 units)	5.0%	—	194
Navis Holdings, Inc.(21) 113 Woodside Drive Lexington, North Carolina 27292	Textile Equipment Manufacturer	First Lien Debt (11.0% Cash, Due 6/30/23)(16)		10,100	10,100
		Class A Preferred Stock (1,000 shares, 10% Cash Dividend)(10)	100.0%	1,000	1,000
		Common Stock (60,000 shares)	13.8%	—	464
Nth Degree Investment Group, LLC(21) 3237 Satellite Blvd Duluth, Georgia 30096	Business Services	Membership Units (6,088,000 Units)	5.6%	6,088	6,088
Portrait Studio, LLC 2101 Cambridge Beltway Drive Charlotte, North Carolina 28273	Professional and Personal Digital Imaging	First Lien Debt(9)		510	510
RAM Payment, LLC(21) 412 North Cedar Bluff Road Knoxville, Tennessee 37923	Financial Services	First Lien Debt (10.0% Cash, Due 1/4/24) (6)		9,019	9,019
		Preferred Units (86,000 units, 8.0% PIK Dividend)(10)	6.1%	928	1,725
Rapid Fire Protection, Inc. 1530 Samco Road Rapid City, South Dakota 57702	Security System Services	First Lien Debt (9.2% Cash, Due 11/22/24)(6)(15)		6,550	6,550
		Common Stock (363 shares)	3.6%	500	500
Seitel, Inc. 10811 South Westview Circle Drive Houston, Texas 77043	Data Services	First Lien Debt (10.0% Cash (1 month LIBOR + 8.3%, 1.0% Floor), Due 3/15/23)		4,749	4,749
Sequoia Healthcare Management, LLC 10 Exchange Place Jersey City, New Jersey 07032	Healthcare Management	First Lien Debt (12.8% Cash, Due 6/26/20)		12,744	12,607

Name and Address of Portfolio Company	Nature of Business	Type of Investment and General Terms(1)(2)(3)(4)(5)	% of Class Held	Cost (in thousands)	Fair Value (in thousands)
Sierra Hamilton Holdings Corporation(21) 900 Threadneedle Houston, Texas 77079	Oil & Gas Engineering and Consulting Services	Second Lien Debt (15.0% PIK, Due 9/12/23)		$748	$748
		Common Stock (15,068,000 shares)	13.7%	6,958	5,160
Sur La Table, Inc. 6100 4th Ave S Ste 500 Seattle, Washington 98108	Retail	First Lien Debt (10.9% Cash (3 month LIBOR + 9.0%, 1.0% Floor), Due 7/31/22)(16)(17)		10,528	10,045
Taylor Precision Products, Inc. 2311 W. 22nd Street Oak Brook, Illinois 60523	Household Product Manufacturer	Series C Preferred Stock (379 shares)	8.3%	758	758
U.S. BioTek Laboratories, LLC 16020 Linden Ave. N. Shoreline, Washington 98133	Testing Laboratories	First Lien Debt (9.3% Cash, Due 12/14/23)(6)(12)		6,930	6,822
		Class A Preferred Units (500 Units)	2.5%	540	204
		Class C Units (500 Units)	2.2%	1	—
U.S. Well Services, Inc. 1360 Post Oak Boulevard Houston, Texas 77056	Oil & Gas Services	Class A Common Stock (77,073 shares)(11)(18)	0.1%	771	146
		Class B Common Stock (1,125,426 shares)(11)(18)	1.6%	6,701	2,127
V12 Holdings, Inc.(21) 141 West Front Street, Suite 410 Red Bank, New Jersey 07701	Data Processing & Digital Marketing	Subordinated Debt(9)		655	708
Vology, Inc.(22) 15950 Bay Vista Dr. Clearwater, Florida 33760	Information Technology	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 12/31/21)		3,877	3,877
		Class A Preferred Units (9,041,810 Units)	51.6%	5,215	5,215
		Membership Units (5,363,982 Units)	32.6%	—	—
Xirgo Technologies, LLC 188 Camino Ruiz Camarillo, California 93012	Information Technology	Membership Units (600,000 units)	1.0%	600	917
				$353,881	$362,532

(1)
All investments valued using unobservable inputs (Level 3), unless otherwise noted.

(2)
All investments valued by the Board of Directors.

(3)
All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.

(4)
Percentages are based on net assets of  $148,113 as of December 31, 2019.

(5)
Capitala Finance Corp. generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Security Act.

(6)
The cash rate equals the approximate current yield on our last-out portion of the unitranche facility.

(7)
The investment is convertible to preferred equity.

(8)
The investment has a $2.6 million unfunded commitment.

(9)
The investment has been exited or sold. The residual value reflects estimated earnout, escrow, or other proceeds expected post-closing.

(10)
The equity investment is income producing, based on rate disclosed.

(11)
Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2019, 8.1% of the Company’s total assets were non-qualifying assets.

(12)
The investment has a $1.0 million unfunded commitment.

(13)
The investment has a $3.5 million unfunded commitment.

(14)
The investment has a $0.5 million unfunded commitment.

(15)
The investment has a $4.5 million unfunded commitment.

(16)
The maturity date of the original investment has been extended.

(17)
The company may elect to have 1.5% of its cash interest capitalized as paid-in-kind interest.

(18)
Investment is valued using observable inputs (Level 1). The stock of the company is traded on the NASDAQ Capital Market under the ticker “USWS.”

(19)
The investment has a $6.4 million unfunded commitment.

(20)
The investment has a $5.0 million unfunded commitment.

(21)
“Affiliate Company” as defined under the 1940 Act.

(22)
“Control Company” as defined under the 1940 Act.

(23)
The investment is valued based on the net asset value of the company.

Set forth below is a brief description of each portfolio company representing greater than 5% of the fair value of our portfolio as of December 31, 2019.
Eastport Holdings, LLC is a holding company consisting of marketing and advertising companies located across the United States.
Corporate Visions, Inc. provides marketing and sales messaging, tools, and training services for global companies, concentrating on training solutions for sales and marketing professionals.
Currency Capital, LLC operates an equipment financing exchange that seeks to connect buyers, sellers, and lenders in order to simplify and enhance the buying and financing process for small businesses.
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
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2019 and 2018 (dollars in thousands):
Investment Rating	As of December 31, 2019		As of December 31, 2018
	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$85,688	23.6%	$171,829	38.3%
2	219,855	60.7	194,411	43.3
3	56,989	15.7	73,325	16.3
4	—	—	9,362	2.1
5	—	—	—	—
Total	$362,532	100.0%	$448,927	100.0%

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
Incentive Fee
The incentive fee consists of the following two parts:
The first part of the incentive fee is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement between us and the administrator (the “Administration Agreement”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 2.0% per quarter (8.0% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee. We pay the Investment Advisor an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

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
Investment income (including interest, dividends, fees, etc.) = 2.9%
Hurdle rate(1) = 2.0%
Management fee(2) = 0.50%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%
Pre-incentive fee net investment income
(investment income − (management fee + other expenses)) = 2.2%
Incentive fee = 100% × pre-incentive fee net investment income, subject to the “catch-up”(4)
= 100% × (2.2% – 2.0%)
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
Investment income (including interest, dividends, fees, etc.) = 3.50%
Hurdle rate(1) = 2.0%
Management fee(2) = 0.50%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%
Pre-incentive fee net investment income
(investment income – (management fee + other expenses)) = 2.80%
Incentive fee = 20% × pre-incentive fee net investment income, subject to “catch-up”(4)
Incentive fee = 100% × “catch-up” + (20% × (pre-incentive fee net investment income – 2.5%))
Catch-up= 2.5% – 2.0%
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

•
fees and expenses associated with independent audits and outside legal costs; and

•
all other expenses incurred by either our Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of any costs of compensation and related expenses of our chief compliance officer, our chief financial officer and their respective administrative support staff.

Duration and Termination
The Investment Advisory Agreement was initially approved by the Board on June 10, 2013 and signed on September 24, 2013. The Investment Advisory Agreement was most recently re-approved by the Board, including by a majority of our non-interested directors, at an in-person meeting on August 1, 2019. The Board’s consideration for re-approval of the Investment Advisory Agreement will be included in our definitive proxy statement filed for our 2020 meeting of stockholders. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year to year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not parties to such agreement or who are not “interested persons” of any such party, as such term is defined in Section 2(a)(19) of the 1940 Act. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may also be terminated by either party without penalty upon not less than 60 days’ written notice to the other party. See “Risk Factors — Risks Relating to Our Business and Structure — Capitala Investment Advisors has the right to resign on 60 days’ notice and we may not be able to find a suitable replacement within such time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”
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

Administration Agreement
Capitala Advisors Corp., a North Carolina corporation, serves as our administrator. The principal executive offices of our Administrator are located at 4201 Congress Street, Suite 360, Charlotte, North Carolina 28209. The Administrator, pursuant to a sub-administration agreement, has engaged U.S. Bank Global Fund Services to act on behalf of the Administrator in its performance of certain administrative services for us. The principal office of U.S. Bank Global Fund Services is 777 East Wisconsin Avenue, Milwaukee, Wisconsin 53202. Pursuant to the Administration Agreement, our administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders. In addition, our Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of our chief financial officer, chief compliance officer and our allocable portion of the compensation of their respective administrative support staff. Under the Administration Agreement, our Administrator will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. Unless terminated earlier in accordance with its terms, the Administration Agreement will remain in effect if approved annually by our Board. On August 1, 2019, the Board approved the renewal of the Administration Agreement. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to our Administrator. Stockholder approval is not required to amend the Administration Agreement.
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
Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty are often as high as 35%. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of tax or exemption from tax on this related income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.
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
As a BDC, we are generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150%, if certain conditions are met, after each issuance of senior securities. On March 23, 2018, the Small Business Credit Availability Act (the “SBCA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met. On November 1, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage. As a result, our asset coverage requirements for senior securities were changed from 200% to 150%, effective November 1, 2019.
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
SENIOR SECURITIES
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, if certain requirements are met, immediately after each such issuance. On June 10, 2014, we received an exemptive order from the SEC granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our gross assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure.”
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
COMPLIANCE POLICIES AND PROCEDURES
We and our Investment Advisor have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures. Kevin A. Koonts currently serves as our chief compliance officer.
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

SMALL BUSINESS INVESTMENT COMPANY REGULATIONS
Fund III, which is our wholly owned subsidiary, is licensed to act as a SBIC and is regulated by the SBA. On March 1, 2019, Fund II repaid its outstanding SBA debentures and relinquished its SBIC license. As of December 31, 2019, investments in Fund III accounted for approximately 57.0% of the fair value of our portfolio. As of December 31, 2019, Fund III had $150.0 million of SBA-guaranteed debentures outstanding under the SBIC program. Fund III is fully drawn and may not make borrowings in excess of their aggregate $150.0 million of SBA-guaranteed debentures outstanding as of December 31, 2019.
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
SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under current SBA regulations, a licensed SBIC may provide capital to those entities that have a tangible net worth not exceeding $19.5 million and an average annual net income after U.S. federal income taxes not exceeding $6.5 million for the two most recent fiscal years. In addition, a licensed SBIC must devote 25.0% of its investment activity to those entities that have a tangible net worth not exceeding $6.0 million and an average annual net income after U.S. federal income taxes not exceeding $2.0 million for the two most recent fiscal years. The SBA regulations also provide alternative industry size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on the number of employees or gross sales. The SBA regulations permit licensed SBICs to make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.
The SBA prohibits an SBIC from providing funds to small businesses with certain characteristics, such as relending or businesses with the majority of their employees located outside the U.S., business engaged in certain prohibited industries, such as project finance, real estate, farmland, financial intermediaries, or “passive” (i.e. non-operating) businesses. Without prior SBA approval, a SBIC may not invest an amount equal to more than approximately 30.0% of the SBIC’s regulatory capital in any one company and its affiliates. Compliance with SBA requirements may cause Fund III to forego attractive investment opportunities that are not permitted under SBA regulations.
Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA restricts the ability of an SBIC to provide financing to an “associate” as defined in the SBA regulations, without prior written exemption from the SBA. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If Fund III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit Fund III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit Fund III from making new investments. Such actions by the SBA would, in turn, negatively affect us because Fund III is our wholly owned subsidiary. Fund III was in compliance with the terms of the SBA’s leverage as of December 31, 2019 as a result of having sufficient capital as defined under the SBA regulations.
The maximum leverage available to a “family” of affiliated SBIC funds is $350.0 million, subject to SBA approval. SBA regulations currently limit the amount that a SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75.0 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of  $350.0 million when they have at least $175.0 million in regulatory capital. As of December 31, 2019, Fund III had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding.
On June 10, 2014, we received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the 150%, if certain conditions are met, asset coverage test under the 1940 Act. This provides us with increased flexibility under the 150%, if certain conditions are met, asset coverage test by permitting us to borrow up to $150.0 million more than we would otherwise be able to absent the receipt of this exemptive relief.
Our SBIC subsidiary is subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of a SBIC licenses does not assure that our SBIC subsidiary will receive SBA-guaranteed debenture funding, which is dependent upon our SBIC subsidiary continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to our SBIC subsidiary’s assets over our stockholders in the event we liquidate our SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by our SBIC subsidiary upon an event of default.
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
The members of the Investment Advisor’s investment team are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and may have conflicts of interest in allocating their time. For example, an affiliate of the Investment Advisor also manages Fund IV and Fund V, which are private investment limited partnerships and CSLC, a private investment vehicle, all of which provide financing solutions to lower middle-market and traditional middle-market companies. Mr. Alala dedicates a significant portion of his time to the activities of Capitala Finance; however, he may become engaged in other business activities that could divert his time and attention in the future.
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
Any inability of Capitala Investment Advisors to maintain or develop strong referral relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
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
In addition, an affiliate of the Investment Advisor also manages Fund IV, a private investment limited partnership providing financing solutions to smaller and lower middle-market companies that had its first closing in March 2013 and obtained SBA approval for its SBIC license in April 2013. In addition to Fund IV, affiliates of the Investment Advisor may manage several affiliated funds whereby institutional limited partners in Fund IV have the opportunity to co-invest with Fund IV in portfolio investments. An affiliate of the Investment Advisor also manages Fund V, a private investment limited partnership, and CSLC, both of which provide financing solutions to lower middle-market and traditional middle-market companies. The Investment Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part to ours. To the extent permitted by the 1940 Act and interpretation of the SEC staff, the Investment Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Advisor or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Advisor’s allocation procedures. We expect to make, and have made, co-investments with Fund IV, Fund V, and/or CSLC to the extent their respective investment strategies align with ours.
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
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150%, if certain conditions are met, of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss.
As of December 31, 2019, we had $150.0 million of outstanding SBA-guaranteed debentures, $75.0 million of 6.0% fixed rate notes due May 31, 2022 (the “2022 Notes”) outstanding, $52.1 million of 5.75% fixed rate convertible notes due May 31, 2022 (the “2022 Convertible Notes”) outstanding, and $0.0 outstanding under the Credit Facility that provides for borrowings of up to $60.0 million on a revolving basis and may be increased up to $150.0 million pursuant to its “accordion” feature. The Order received from the SEC grants us relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.
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
At our 2020 Annual Stockholders Meeting, subject to certain determinations required to be made by our Board, we will ask our stockholders to approve our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price below the then current net asset value per share during a period beginning on April 30, 2020 and expiring on the earlier of the one year anniversary of the date of the 2020 Annual Stockholders Meeting and the date of our 2021 Annual Stockholders Meeting, which is expected to be held in April 2021.
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
The Credit Facility, and any other credit facility into which we may enter, imposes financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our tax treatment as a RIC under the Code. Even though our Board has approved a resolution permitting the Company to be subject to a 150% asset coverage ratio, contractual leverage limitations under our existing Credit Facility or future borrowings may limit our ability to incur additional indebtedness.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.
Assumed Return on Our Portfolio(1) (net of expenses)	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(40.0)%	(24.7)%	(9.5)%	5.8%	21.1%

(1)
Assumes $452.3 million in total assets, $302.1 million in debt outstanding and $148.1 million in net assets as of December 31, 2019, adjusted to reflect borrowings of  $25.0 million under the Credit Facility. Assumes an average cost of funds of 4.64% which includes the stated interest rate and the SBA annual charge. Actual interest payments may be different.

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
We have fully drawn on our SBA-guaranteed debentures and, absent changes to legislation or regulation, may not make borrowings in excess of their aggregate $150.0 million of SBA-guaranteed debentures outstanding as of December 31, 2019. We also had approximately $75.0 million and $52.1 million, respectively, of the 2022 Notes and 2022 Convertible Notes outstanding as of December 31, 2019. In addition, as of December 31, 2019, we had approximately $0.0 outstanding under the Credit Facility that provides for borrowings of up to $60.0 million on a revolving basis and may be increased up to $150.0 million pursuant to its “accordion” feature. If we are unable to secure additional debt financing on commercially reasonable terms, our liquidity could be reduced significantly. If we are unable to repay amounts outstanding under any debt facilities we may obtain and are declared in default or are unable to renew or refinance these facilities, we may not be able to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, another economic downturn or an operational problem that affects third parties or us and could materially damage our business.
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
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”) and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union. Under current Prime Minister Boris Johnson, the House of Commons passed the Brexit deal on December 20, 2019 and the U.K. formally left the European Union on January 31, 2020. The U.K. is currently in a transition period until December 31, 2020, where agreements surrounding trade and other aspects of the U.K.’s future relationship with the European Union will need to be finalized. Failure to come to terms on a free trade deal could result in checks and tariffs on U.K. goods traveling to the European Union and thus prolong the economic uncertainty. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.
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
Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. In December 2017, the U.S. House of Representatives and U.S. Senate passed tax reform legislation, which the President signed into law. Such legislation made many changes to the Internal Revenue Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.
We may not be able to pay our stockholders distributions, our distributions may not grow over time and a portion of our distributions may be a return of capital.
We intend to pay distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future. In the event we liquidate or dispose of a significant equity position in our portfolio, we may distribute a special dividend relating to the realized capital gains from such investment in order to minimize to the greatest extent possible our U.S. federal income or excise tax liability.
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
We may distribute taxable dividends that are payable in part in our stock. In accordance with certain applicable Treasury regulations and guidance issued by the IRS, a RIC may treat a distribution of its own stock as fulfilling the RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). Any stockholder electing to receive cash will receive at least the lesser of  (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such dividends (whether received in cash, our stock, or a combination thereof) will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
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
One of our wholly owned subsidiaries is licensed by the U.S. Small Business Administration, and as a result, we are subject to SBA regulations.
Fund II and Fund III, became our wholly owned subsidiaries after the completion of the Formation Transactions. Fund II was licensed to act as an SBIC and was regulated by the SBA until March 1, 2019, when we prepaid all remaining SBIC debts related to Fund II and relinquished Fund II’s license to act as an SBIC. Fund III is currently licensed to act as an SBIC and is regulated by the SBA. As of December 31, 2019, Fund III portfolio companies accounted for 57.0% of the fair value of our aggregate portfolio. An SBIC license allows an SBIC to borrow funds by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. The SBA regulations require, among other things, that a licensed SBIC be examined periodically and audited by an independent auditor to determine the SBIC’s compliance with the relevant SBA regulations.
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
The SBA also prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. Fund III was in compliance with the terms of the SBA’s leverage requirements as of December 31, 2019 as a result of having sufficient capital as defined under the SBA regulations. If, in the future, Fund III fails to comply with applicable SBA regulations, Fund III could, depending on the severity of the violation, limit or prohibit Fund III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit Fund III from making new investments. Such actions by Fund III would, in turn, negatively affect us because Fund III is our wholly owned subsidiary.
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
In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.
Economic sanction laws in the United States and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.
Economic sanction laws in the United States and other jurisdictions may prohibit us or our affiliates from transacting with certain countries, individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which prohibit, among other things, transactions with, and the provision of services to, certain non-U.S. countries, territories, entities and individuals. These types of sanctions may significantly restrict or completely prohibit investment activities in certain jurisdictions, and if we, our portfolio companies or other issuers in which we invest were to violate any such laws or regulations, we may face significant legal and monetary penalties.

The Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict our activities, our portfolio companies and other issuers of our investments. If an issuer or we were to violate any such laws or regulations, such issuer or we may face significant legal and monetary penalties. The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that an issuer or us becomes the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that private investment firms and the funds that they manage may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio companies. As such, a violation of the FCPA or other applicable regulations by us or an issuer of our portfolio investments could have a material adverse effect on us. We are committed to complying with the FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which it is subject. As a result, we may be adversely affected because of our unwillingness to enter into transactions that violate any such laws or regulations.
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
First Lien Loans.    There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies. Our first lien loans may also include unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last out” tranche. These first lien loans and bonds may include payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity.
Second Lien Loans.    Our second lien loans have a second priority security interest in all or substantially all of the assets of the borrower. As such, other creditors may rank senior to us in the event of an insolvency, which could likely in many cases result in a substantial or complete loss on such investment in the case of such insolvency. This may result in an above average amount of risk and loss of principal.
Subordinated Loans.    Our subordinated loans are generally subordinated to first lien loans and may be unsecured. As such, other creditors may rank senior to us in the event of an insolvency, which could likely in many cases result in a substantial or complete loss on such investment in the case of such insolvency. This may result in an above average amount of risk and loss of principal.
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
Most of the loans in which we invest are not structured to fully amortize during their lifetime. Accordingly, a significant portion of the principal amount of such a loan may be due at maturity. As of December 31, 2019, all debt instruments in our portfolio, on a fair value basis, will not fully amortize prior to maturity. In order to create liquidity to pay the final principal payment, borrowers typically must raise additional capital. If they are unable to raise sufficient funds to repay us or we have not elected to enter into a new loan agreement providing for an extended maturity, the loan will go into default, which will require us to foreclose on the borrower’s assets, even if the loan was otherwise performing prior to maturity. This will deprive Capitala Finance from immediately obtaining full recovery on the loan and prevent or delay the reinvestment of the loan proceeds in other, more profitable investments.
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
We currently hold controlling equity positions in two portfolio companies. Although we may do so in the future, we expect that we will not hold controlling equity positions in most of our portfolio companies. If we do not hold a controlling equity position in a portfolio company, we are subject to the risk that the portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of the portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.
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
In November 2019, the SEC proposed a rule regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions). If adopted as proposed, BDCs that use derivatives would be subject to a value-at-risk (“VaR”) leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s proposal. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the BDC’s asset coverage ratio. Under the proposed rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these proposed requirements, if adopted, may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. As a result of this transition, interest rates on financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our financial instruments tied to LIBOR rates. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain.
Additionally, on June 12, 2019 the Staff of the SEC’s Division of Corporate Finance, Division of Investment Management, Division of Trading and Markets, and Office of the Chief Accountant issued a statement about the potentially significant effects on financial markets and market participants when LIBOR is discontinued in 2021 and is no longer available as a reference benchmark rate. The Staff encouraged all market participants to identify contracts that reference LIBOR and begin transitions to alternative rates. On December 30, 2019, the SEC’s Chairman, Division of Corporate Finance and Office of the Chief Accountant issued a statement to encourage audit committees in particular to understand management’s plans to identify and address the risks associated with the elimination of LIBOR, and, specifically, the impact on accounting and financial reporting and any related issues associated with financial products and contracts that reference LIBOR, as the risks associated with the discontinuation of LIBOR and transition to an alternative reference rate will be exacerbated if the work is not completed in a timely manner.
Our Credit Facility currently provides for borrowings up to $60.0 million and may be increased up to $150.0 million pursuant to its “accordion” feature. Borrowings under the Credit Facility bear interest, at the Company’s election, at a rate per annum equal to (i) the one, two, three or six month LIBOR, as applicable, plus 3.50% or (ii) 2.00% plus the highest of  (A) a prime rate, (B) the Federal Funds rate plus 0.5%, and (C) three month LIBOR plus 1.0%. The Company’s ability to elect LIBOR indices with various tenors (e.g., one, two, three or six month LIBOR) on which the interest rates for borrowings under the Credit Facility are based, provides the company with increased flexibility to manage interest rate risks as compared to a borrowing arrangement that does not provide for such optionality. Once a particular LIBOR has been selected, the interest rate on the applicable amount borrowed will reset after the applicable tenor period and be based on the then applicable selected LIBOR (e.g., borrowings for which the Company has elected the one month LIBOR will reset on the one month anniversary of the period based on the then selected LIBOR). For any given borrowing under the Credit Facility, the Company intends to elect what it believes to be an appropriate LIBOR taking into account the Company’s needs at the time as well as the Company’s view of future interest rate movements. The Credit Facility provides for the ability to step-down the pricing of the Credit Facility from LIBOR plus 3.50% to LIBOR plus 3.00% when certain conditions are met.
The Credit Facility provides for a Benchmark Replacement Rate (the “Benchmark Rate”) to replace LIBOR when there is a public statement that LIBOR will cease to exist. The Credit Facility will transition to the new Benchmark Rate 90 days after the applicable public statement that LIBOR will cease to exist has been made, or earlier if agreed to by the Administrative Agent and the Company. The Benchmark Replacement Rate will be an alternate benchmark rate (which may include SOFR) that has been selected by the Administrative Agent and the Company. The applicable spread to the Benchmark Rate will be based on the spread announced by the relevant governmental body governing the new Benchmark Rate or prevailing market convention for determining a spread to the new Benchmark Rate. The applicable spread or method for calculating the spread adjustment for the Benchmark Rate will be selected by the Administrative Agent and the Company.
Approximately 63% of the fair value of our debt investment portfolio is variable rate based on LIBOR. In the event LIBOR ceases to exist, our credit agreements typically either provide for use of an alternative rate based on Prime or allow the Company and other lenders in the facility to select a replacement index for LIBOR.
Other than our Credit Facility and variable rate loans, the Company has no other direct exposure to LIBOR based financial instruments.
The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, or on our overall financial condition or results of operations. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In addition, the cessation of LIBOR could:
•
Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loans and derivatives that are included in our assets and liabilities;

•
Require extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding investments;

•
Result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with one or more alternative reference rates;

•
Result in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in our LIBOR-based investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;

•
Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on one or more alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and

•
Cause us to incur additional costs in relation to any of the above factors.

There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our business, result of operations, financial condition, and unit price.
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
The securities that we invest in are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities and may be considered “high risk” compared to debt instruments that are rated investment grade. High yield securities are regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. In addition, high yield securities generally offer a higher current yield than that available from higher grade issues, but typically involve greater risk. These securities are especially sensitive to adverse changes in general economic conditions, to changes in the financial condition of their issuers and to price fluctuation in response to changes in interest rates. During periods of economic downturn or rising interest rates, issuers of below investment grade instruments may experience financial stress that could adversely affect their ability to make payments of principal and interest and increase the possibility of default.
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
In the ordinary course of business, the Company may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Company or result in direct losses to the Company. The nature of litigation can make it difficult to predict the impact a particular lawsuit will have on the Company. There are many reasons that the Company cannot make these assessments, including, among others, one or more of the following: the proceeding is in its early stages; the damages sought are unspecified, unsupportable, unexplained or uncertain; discovery has not started or is not complete; there are significant facts in dispute; and there are other parties who may share in any ultimate liability.
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
At our 2020 Annual Stockholders Meeting, subject to certain determinations required to be made by our Board, we will ask our stockholders to approve our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price below the then current net asset value per share during a period beginning on April 30, 2020 and expiring on the earlier of the one year anniversary of the date of the 2020 Annual Stockholders Meeting and the date of our 2021 Annual Stockholders Meeting, which is expected to be held in April 2021. Although our Board is generally required to make certain determinations prior to any issuance of our common stock at a price below the then current net asset value (“NAV”) per share, we may sell shares of our common stock at a price per share below the then current NAV in reliance on our stockholder approval obtained at the 2019 Annual Stockholders Meeting where the Board approved the Company’s ability to sell below NAV in a $50.0 million “at the market offering” (the “ATM Program”). However, if stockholders do not approve the ability to sell below NAV at the 2020 Annual Stockholders Meeting, then we will not be able to sell below NAV in the ATM Program after April 30, 2020.
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
HOLDERS
The last reported price for our common stock on February 27, 2020 was $7.78 per share. As of February 27, 2020 there were 37 holders of record of our common stock.
PRICE RANGE OF COMMON STOCK AND DISTRIBUTIONS
The following table sets forth, for each fiscal quarter within the two most recent fiscal years and the current fiscal quarter, the range of high and low intraday sales prices of our common stock as reported on the Nasdaq Global Select Market, the premium (discount) of sales price to our net asset value and the distributions declared by us for each fiscal quarter.
	NAV Per Share(1)		Sales Price		Premium or (Discount) of High Sales Price to NAV(2)	Premium or (Discount) of Low Sales Price to NAV(2)	Declared Distributions Per Share(3)
Fiscal Year Ended			High	Low
December 31, 2020
First Quarter (through February 27, 2020)	$	*	$9.20	$7.69	*	*	$0.25
December 31, 2019
Fourth Quarter		$9.14	$9.12	$8.07	(0.2)%	(11.7)%	$0.25
Third Quarter		$9.40	$9.99	$7.34	6.3%	(21.9)%	$0.25
Second Quarter		$9.55	$9.69	$7.97	1.5%	(16.5)%	$0.25
First Quarter		$11.61	$8.74	$6.83	(24.7)%	(41.2)%	$0.25
December 31, 2018
Fourth Quarter		$11.88	$8.80	$6.46	(25.9)%	(45.6)%	$0.25
Third Quarter		$12.71	$9.05	$8.29	(28.8)%	(34.8)%	$0.25
Second Quarter		$13.71	$8.60	$7.66	(37.3)%	(44.1)%	$0.25
First Quarter		$13.66	$8.15	$6.88	(40.3)%	(49.6)%	$0.25

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

(3)
Unless otherwise noted, represents the distribution paid or to be paid in the specified quarter. See “Distributions” for detail related to tax characteristics of distributions paid.

*
Not determinable at the time of filing

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from NAV or at premiums that are unsustainable over the long term are separate and distinct from the risk that our NAV will decrease. Since our initial public offering on September 25, 2013, our shares of common stock have traded at times at both a discount and a premium to the net assets attributable to those shares. As of February 27, 2020, shares of our common stock traded at a discount of approximately (14.9%) of the NAV attributable to those shares as of December 31, 2019. It is not possible to predict whether the shares offered hereby will trade at, above, or below NAV.
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

The following tables summarize our distributions declared from January 1, 2017 through December 31, 2019:
Date Declared	Record Date	Payment Date	Amount Per Share
January 2, 2019	January 24, 2019	January 30, 2019	$0.0833
January 2, 2019	February 20, 2019	February 27, 2019	0.0833
January 2, 2019	March 21, 2019	March 28, 2019	0.0833
April 1, 2019	April 22, 2019	April 29, 2019	0.0833
April 1, 2019	May 23, 2019	May 30, 2019	0.0833
April 1, 2019	June 20, 2019	June 27, 2019	0.0833
July 1, 2019	July 23, 2019	July 30, 2019	0.0833
July 1, 2019	August 22, 2019	August 29, 2019	0.0833
July 1, 2019	September 20, 2019	September 27, 2019	0.0833
October 1, 2019	October 22, 2019	October 29, 2019	0.0833
October 1, 2019	November 22, 2019	November 29, 2019	0.0833
October 1, 2019	December 23, 2019	December 30, 2019	0.0833
Total Distributions Declared and Distributed for 2019			$1.00

Date Declared	Record Date	Payment Date	Amount Per Share
January 2, 2018	January 22, 2018	January 30, 2018	$0.0833
January 2, 2018	February 20, 2018	February 27, 2018	0.0833
January 2, 2018	March 23, 2018	March 29, 2018	0.0833
April 2, 2018	April 19, 2018	April 27, 2018	0.0833
April 2, 2018	May 22, 2018	May 30, 2018	0.0833
April 2, 2018	June 20, 2018	June 28, 2018	0.0833
July 2, 2018	July 23, 2018	July 30, 2018	0.0833
July 2, 2018	August 23, 2018	August 30, 2018	0.0833
July 2, 2018	September 20, 2018	September 27, 2018	0.0833
October 1, 2018	October 23, 2018	October 30, 2018	0.0833
October 1, 2018	November 21, 2018	November 29, 2018	0.0833
October 1, 2018	December 20, 2018	December 28, 2018	0.0833
Total Distributions Declared and Distributed for 2018			$1.00

Date Declared	Record Date	Payment Date	Amount Per Share
January 3, 2017	January 20, 2017	January 30, 2017	$0.1300
January 3, 2017	February 20, 2017	February 27, 2017	0.1300
January 3, 2017	March 23, 2017	March 30, 2017	0.1300
April 3, 2017	April 19, 2017	April 27, 2017	0.1300
April 3, 2017	May 23, 2017	May 29, 2017	0.1300
April 3, 2017	June 21, 2017	June 29, 2017	0.1300
July 3, 2017	July 21, 2017	July 28, 2017	0.1300
July 3, 2017	August 23, 2017	August 30, 2017	0.1300
July 3, 2017	September 20, 2017	September 28, 2017	0.1300
October 2, 2017	October 23, 2017	October 30, 2017	0.0833
October 2, 2017	November 21, 2017	November 29, 2017	0.0833
October 2, 2017	December 20, 2017	December 28, 2017	0.0833
Total Distributions Declared and Distributed for 2017			$1.42
Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2018 and December 31, 2017 total distributions of $16.0 million and $22.6 million, respectively, were comprised 100% of ordinary income. For the year ended December 31, 2019, we estimate that total distributions of  $16.1 million were comprised of approximately $13.4 million from ordinary income and $2.7 million from return of capital.
PERFORMANCE GRAPH
The following graph compares the cumulative return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period from December 31, 2014 through December 31, 2019. The graph assumes that on December 31, 2014, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. The graph also assumes that dividends paid are reinvested in the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year.
The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.
FEES AND EXPENSES
The following table is intended to assist you in understanding the costs and expenses that you will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this report contains a reference to fees or expenses paid by “you”, “Capitala Finance”, or “us” or that “we” or “Capitala Finance” will pay fees or expenses, Capitala Finance will pay such fees and expenses out of our net assets and, consequently, you will indirectly bear such fees or expenses as an investor in Capitala Finance. However, you will not be required to deliver any money or otherwise bear personal liability or responsibility for such fees or expenses.
Stockholder transaction expenses:
Sales load (as a percentage of offering price)	N/A(1)
Offering expenses borne by us (as a percentage of offering price)	N/A(2)
Dividend reinvestment plan fees (per sales transaction fee)	$15.00(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%
Annual expenses (as a percentage of net assets attributable to common stock):
Base management fee	4.79%(4)
Incentive fees payable from Net Investment Income	0.90%(5)
Incentive fee payable from Capital Gains	—%(5)
Interest payments on borrowed funds	8.43%(6)
Other expenses	3.20%(7)
Acquired funds fees and expenses	0.14%(8)
Total annual expenses	17.46%(9)

(1)
In the event that any shares are sold to or through underwriters, a prospectus supplement will disclose the applicable sales load.

(2)
The prospectus supplement corresponding to each offering will disclose the applicable estimated amount of offering expenses of the offering and the offering expenses borne by us as a percentage of the offering price.

(3)
If a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a transaction fee of  $15.00 plus a $.10 per share brokerage commission from the proceeds. The expenses of the dividend reinvestment plan are included in “other expenses.” The plan administrator’s fees will be paid by us. There will be no brokerage charges or other charges to stockholders who participate in the plan.

(4)
Reflects our gross base management fee as a percentage of net assets. Our base management fee under the Investment Advisory Agreement is calculated at an annual rate of 1.75% of our gross assets, which is our total assets as reflected on our balance sheet and includes any borrowings for investment purposes. The gross base management fee reflected in the table above is based on the fiscal year ended December 31, 2019. See “Investment Advisory Agreement.”

(5)
Assumes that annual incentive fees earned by Capitala Investment Advisors remain consistent with the incentive fees earned by Capitala Investment Advisors during the fiscal year ended December 31, 2019 and includes accrued capital gains incentive fee. As of December 31, 2019, Capitala Investment Advisors has accrued no capital gains incentive fee. As we cannot predict whether we will meet the thresholds for incentive fees under the Investment Advisory Agreement, the incentive fees paid in subsequent periods, if any, may be substantially different than the fees incurred during the fiscal year ended December 31, 2019. On January 4, 2016, Capitala Investment Advisors voluntarily agreed to waive all or such portion of the quarterly incentive fees earned by Capitala Investment Advisors that would otherwise cause the Company’s quarterly net investment income to be less than the distribution payments declared by the Company’s Board of Directors. Quarterly incentive fees are earned by Capitala Investment Advisors pursuant to the Investment Advisory Agreement. Incentive fees subject to the waiver cannot exceed the amount of incentive fees earned during the period, as calculated on a quarterly basis. Capitala Investment Advisors will not be entitled to recoup any amount of incentive fees that it waives. This waiver was effective in the fourth quarter of 2015 and will continue unless otherwise publicly disclosed by the Company. However, because this is a voluntary waiver that is not guaranteed to last indefinitely, the incentive fee reflected in the above table is presented on a gross basis and does not take into account the voluntary fee waiver. For more detailed information about the incentive fee calculations, see Part I, Item 1. Business, Agreements, Investment Advisory Agreement section of this Annual Report on Form 10-K.
(6)
In addition to our existing SBA-guaranteed debentures, 2022 Notes, and 2022 Convertible Notes, we may borrow funds from time to time to make investments to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities or if the economic situation is otherwise conducive to doing so. The costs associated with any borrowings are indirectly borne by our stockholders. As of December 31, 2019, we had approximately $75.0 million of 2022 Notes, and $52.1 million of Convertible Notes outstanding. For purposes of this calculation, we have assumed that the December 31, 2019 amounts of 2022 Notes and 2022 Convertible Notes remain outstanding, and have computed interest expense using an assumed interest rate of 6.0% for the 2022 Notes, and 5.75% for the 2022 Convertible Notes which were the rates payable as of December 31, 2019. We have assumed $150.0 million of SBA guaranteed debentures outstanding and have computed interest expense using an assumed interest rate of 3.56%. We have also assumed borrowings of  $25.0 million under the Credit Facility at an interest rate equal to 4.75% per annum.

(7)
“Other expenses” include our overhead expenses, including payments by us under the Administration Agreement based on the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement, and expenses relating to the Dividend Reinvestment Plan, for the fiscal year ended December 31, 2019.

(8)
The holders of shares of our common stock indirectly bear the expenses of our investment in CSLF II. No management fee is charged on our investment in CSLF II in connection with the administrative services provided to CSLF II. As CSLF II is structured as a private joint venture, no management fees are paid by CSLF II. Future expenses for CSLF II may be substantially higher or lower because certain expenses may fluctuate over time.

(9)
The holders of shares of our common stock indirectly bear the cost associated with our annual expenses.

Example
The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed that our borrowings and annual operating expenses would remain at the levels set forth in the table above. In the event that shares are sold to or through underwriters, a prospectus supplement will restate this example to reflect the applicable sales load and offering expenses. See Note 6 above for additional information regarding certain assumptions regarding our level of leverage.
	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return	$166	$442	$658	$1,013
The example should not be considered a representation of future expenses, and actual expenses may be greater or less than those shown.
While the example assumes, as required by the applicable rules of the SEC, a 5.0% annual return, our performance will vary and may result in a return greater or less than 5.0%. The incentive fee under the Investment Advisory Agreement, which, assuming a 5.0% annual return, would either not be payable or would have an insignificant impact on the expense amounts shown above, is not included in the above example. The above illustration assumes that we will not realize any capital gains (computed net of all realized capital losses and unrealized capital depreciation) in any of the indicated time periods. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our expenses and returns to our investors would be higher. For example, if we assumed that we received our 5.0% annual return completely in the form of net realized capital gains on our investments, computed net of all cumulative unrealized depreciation on our investments, the projected dollar amount of total cumulative expenses set forth in the above illustration would be as follows:

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return	$176	$464	$684	$1,033
The example assumes no sales load. However, in the event that securities are sold with a sales load, a prospectus supplement will provide a revised expense example that will include the effect of the sales load. In addition, while the examples assume reinvestment of all dividends and distributions at net asset value, participants in our dividend reinvestment plan will receive a number of shares of our common stock, generally determined by dividing the total dollar amount of the dividend payable to a participant by the market price per share of our common stock at the close of trading on the dividend payment date, which may be at, above or below net asset value.
SALES OF UNREGISTERED SECURITIES
During the year ended December 31, 2019, we issued 152,222 shares of common stock under our DRIP. The issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our DRIP during the year ended December 31, 2019 was approximately $1.2 million. Other than the shares issued under our DRIP during the year ended December 31, 2019, we did not sell any unregistered equity securities.
ISSUER PURCHASES OF EQUITY SECURITIES
None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data of the Company as of and for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, our independent registered public accounting firm. This consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows (dollars in thousands except share and per share data):
	As of and for the years ended December 31,
	2019	2018	2017	2016	2015
Consolidated statements of operations data:
Total investment income	$44,035	$47,293	$51,089	$68,312	$63,976
Total expenses, net of fee waivers	30,992	31,271	35,565	39,272	38,649
Net investment income	13,043	16,022	15,524	29,040	25,327
Net realized (loss) gain from investments	(19,756)	(34,804)	(24,189)	(22,766)	5,436
Net unrealized appreciation (depreciation) on investments and written call option	(20,306)	840	2,970	2,878	(16,913)
Tax (provision) benefit	(628)	1,916	(1,289)	—	—
Net (decrease) increase in net assets resulting from operations	$(27,647)	$(16,026)	$(6,984)	$9,152	$13,850
Per share data:
Net investment income	$0.81	$1.00	$0.98	$1.84	$1.67
Net (decrease) increase in net assets resulting from operations	$(1.72)	$(1.00)	$(0.44)	$0.58	$0.91
Distributions declared	$1.00	$1.00	$1.42	$1.80	$2.38
Net asset value per share	$9.14	$11.88	$13.91	$15.79	$17.04
Consolidated statements of assets and liabilities data:
Total assets	$427,337	$493,165	$534,595	$584,415	$632,818
Total net assets	$148,113	$190,644	$221,887	$250,582	$268,802
Other data:
Total return(1)	37.75%	12.14%	(35.68)%	24.07%	(20.43)%
Number of portfolio company investments at year end	43	44	47	53	57
Total portfolio investments for the year	$77,831	$107,802	$82,750	$120,844	$260,640
Investment repayments for the year	$128,122	$123,517	$115,810	$163,564	$142,713

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
We provide capital to lower and traditional middle-market companies in the United States (“U.S.”), with a non-exclusive emphasis on the Southeast, Southwest, and Mid-Atlantic regions. We invest primarily in companies with a history of earnings growth and positive cash flow, proven management teams, products or services with competitive advantages and industry-appropriate margins. We primarily invest in companies with between $4.5 million and $30.0 million in trailing twelve-month earnings before interest, tax, depreciation, and amortization (“EBITDA”).
We invest in first lien loans, second lien loans and subordinated loans, and, to a lesser extent, equity securities issued by lower middle-market companies and traditional middle-market companies.
As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally must invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150%, if certain requirements are met, after such borrowing, with certain limited exceptions. On March 23, 2018, the Small Business Credit Availability Act (the “SBCA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met. On November 1, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage. As a result, our asset coverage requirements for senior securities changed from 200% to 150%, effective November 1, 2019. As of December 31, 2019, our asset coverage ratio was 216.5%. To maintain our regulated investment company (“RIC”) status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.
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
At the time of the Formation Transactions, our portfolio consisted of: (1) approximately $326.3 million in investments; (2) an aggregate of approximately $67.1 million in cash, interest receivable and other assets; and (3) liabilities of approximately $202.2 million of U.S. Small Business Administration (“SBA”) guaranteed debt payable. Fund III, our subsidiary, is licensed under the Small Business Investment Company (“SBIC”) Act and has elected to be regulated as BDC under the 1940 Act. Fund II, our subsidiary, was licensed under the SBIC Act until March 1, 2019 and has elected to be regulated as a BDC under the 1940 Act.
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
The Company’s financial statements as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018, and 2017 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.
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
Revenues
We generate revenue primarily from the periodic cash interest we collect on our debt investments. In addition, most of our debt investments offer the opportunity to participate in a borrower’s equity performance through warrant participation, direct equity ownership or otherwise, which we expect to result in revenue in the form of dividends and/or capital gains. Further, we may generate revenue in the form of commitment, origination, amendment, diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. These fees will be recognized as they are earned.
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
Non-accrual investments:   Management reviews all loans that become 90 days or more past due, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income and PIK interest on that loan for financial reporting purposes. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. The Company writes off any previously accrued and uncollected cash interest when it is determined that interest is no longer considered collectible. The Company may elect to cease accruing PIK interest and continue accruing interest income in cases where a loan is currently paying its interest but, in management’s judgment, there is a reasonable likelihood of principal loss on the loan. Non- accrual loans are returned to accrual status when the borrower’s financial condition improves such that management believes current interest and principal payments are expected to be collected.
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
In 2017, the Company elected to amend its tax year end from August 31 to December 31 and filed a tax return for the four months ended December 31, 2017.
The tax periods ended December 31, 2019, December 31, 2018, December 31, 2017, and August 31, 2017, remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the years ended December 31, 2019 and 2018. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.
The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of December 31, 2019 and 2018, the Company recorded a net deferred tax asset of  $0.0 and $0.6 million, respectively. For the years ended December 31, 2019 and 2018, the Company recorded a deferred tax benefit (provision) of  $(0.6) million and $1.9 million, respectively. As of December 31, 2019 and 2018, the valuation allowance on the Company’s deferred tax asset was $3.2 million and $0.4 million, respectively. During the years ended December 31, 2019 and December 31, 2018, the Company recognized an increase in the valuation allowance of  $2.8 million and $0.0 million, respectively.
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
ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of December 31, 2019 and 2018, there were no uncertain tax positions.
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
The Company has concluded that it was not necessary to record a liability for any such tax positions as of December 31, 2019 or 2018. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.
Portfolio and Investment Activity
The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests in first lien loans, second lien loans, and subordinated loans and, to a lesser extent, equity securities issued by lower middle-market companies and traditional middle-market companies. As of December 31, 2019, our portfolio consisted of investments in 43 portfolio companies with a fair value of approximately $362.5 million.
Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt in one debt security, bifurcating the loan into a first-out tranche and last-out tranche. As of December 31, 2019, 18.1% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2018, 13.7% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.
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
During the year ended December 31, 2019, we made approximately $77.8 million of investments and had approximately $128.1 million in repayments and sales of investments resulting in net repayments and sales of approximately $50.3 million for the year. During the year ended December 31, 2018, we made approximately $107.8 million of investments and had approximately $123.5 million in repayments and sales resulting in net repayments and sales of approximately $15.7 million for the year.
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
As of December 31, 2019, our debt investment portfolio, which represented 78.6% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 11.5%. As of December 31, 2019,

37.2% of the fair value of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2018, our debt investment portfolio, which represented 76.4% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 11.9%. As of December 31, 2018, 41.4% of the fair value of our debt investment portfolio was bearing a fixed rate of interest.
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
The following table summarizes the amortized cost and the fair value of investments as of December 31, 2019 (dollars in thousands):
	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$235,646	66.6%	$231,203	63.8%
Second Lien Debt	17,553	5.0	17,287	4.7
Subordinated Debt	36,526	10.3	36,570	10.1
Equity and Warrants	50,556	14.3	63,841	17.6
Capitala Senior Loan Fund II, LLC	13,600	3.8	13,631	3.8
Total	$353,881	100.0%	$362,532	100.0%
The following table summarizes the amortized cost and the fair value of investments as of December 31, 2018 (dollars in thousands):
	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$252,174	60.0%	$237,570	52.9%
Second Lien Debt	33,040	7.9	32,495	7.2
Subordinated Debt	72,562	17.3	73,113	16.3
Equity and Warrants	48,594	11.6	92,054	20.5
Capitala Senior Loan Fund II, LLC	13,600	3.2	13,695	3.1
Total	$419,970	100.0%	$448,927	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of December 31, 2019 and 2018 (dollars in thousands):
	December 31, 2019		December 31, 2018
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$40,410	11.2%	$57,946	12.9%
Financial Services	29,517	8.1	21,666	4.8
Healthcare	27,928	7.7	16,972	3.8
Consumer Products	25,118	6.9	27,746	6.2
Sales & Marketing Services	19,291	5.3	19,496	4.3
Food Product Manufacturer	17,609	4.9	17,335	3.9
Security System Services	16,063	4.4	—	—
Automobile Part Manufacturer	15,056	4.2	14,384	3.2
IT Consulting	13,773	3.8	15,233	3.4
Investment Funds	13,631	3.8	13,695	3.0
Multi-platform media and consumer products	13,000	3.6	13,000	2.9
Healthcare Management	12,607	3.5	13,792	3.1
Textile Equipment Manufacturer	11,564	3.2	12,848	2.8
Government Services	11,279	3.1	12,109	2.7
Entertainment	10,912	3.0	—	—
Retail	10,045	2.8	14,979	3.3
Information Technology	10,009	2.8	25,232	5.6
Testing laboratories	7,026	1.9	7,503	1.7
Wireless Deployment Services	7,000	1.9	—	—
Electronic Machine Repair	6,100	1.7	6,432	1.4
Oil & Gas Engineering and Consulting Services	5,908	1.6	6,854	1.5
Medical Device Distributor	4,904	1.4	4,797	1.1
Data Services	4,749	1.3	—	—
Restaurant	4,697	1.3	4,903	1.1
Advertising & Marketing Services	4,262	1.2	8,712	1.9
Footwear Retail	3,326	0.9	3,184	0.7
Logistics	2,924	0.8	2,984	0.7
Online Merchandise Retailer	2,877	0.8	3,499	0.8
Home Repair Parts Manufacturer	2,489	0.7	1,722	0.4
Oil & Gas Services	2,273	0.6	9,861	2.2
QSR Franchisor	1,881	0.5	3,018	0.7
Computer Supply Retail	1,490	0.4	10,597	2.4
General Industrial	838	0.2	—	—
Household Product Manufacturer	758	0.2	758	0.2
Data Processing & Digital Marketing	708	0.2	742	0.2
Professional and Personal Digital Imaging	510	0.1	6,674	1.5
Telecommunications	—	—	18,000	4.0
Industrial Equipment Rental	—	—	16,327	3.6
Building Products	—	—	14,833	3.3
Conglomerate	—	—	9,004	2.0
Produce Distribution	—	—	6,210	1.4
Farming	—	—	5,880	1.3
Total	$362,532	100.0%	$448,927	100.0%

With the exception of the international investment holdings noted below, all investments made by the Company as of December 31, 2019 and 2018 were made in portfolio companies located in the U.S. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value as of December 31, 2019 and 2018 (dollars in thousands):
	December 31, 2019		December 31, 2018
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$165,963	45.8%	$224,856	50.1%
Northeast	71,184	19.6	66,303	14.8
West	70,102	19.3	77,353	17.2
Midwest	55,283	15.3	77,537	17.3
International	—	—	2,878	0.6
Total	$362,532	100.0%	$448,927	100.0%
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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2019 and 2018 (dollars in thousands):
	As of December 31, 2019		As of December 31, 2018
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$85,688	23.6%	$171,829	38.3%
2	219,855	60.7	194,411	43.3
3	56,989	15.7	73,325	16.3
4	—	—	9,362	2.1
5	—	—	—	—
Total	$362,532	100.0%	$448,927	100.0%
As of December 31, 2019, we had no investments on non-accrual status. As of December 31, 2018, we had two debt investments on non-accrual status with an aggregate amortized cost of  $20.7 million and an aggregate fair value of  $9.4 million, which represented 4.9% and 2.1% of the investment portfolio, respectively.
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
As of December 31, 2019 and 2018, $13.6 million and $3.4 million in equity capital had been contributed by Capitala and Trinity, respectively. As of December 31, 2019 and 2018, the Company and Trinity had $6.4 million and $1.6 million of unfunded equity capital commitments outstanding, respectively. The Company’s equity investment in CSLF II is not redeemable.
For the year ended December 31, 2019 and December 31, 2018, the Company received $1.0 million and $0.0, respectively, in dividend income from its equity interest in CSLF II.
On September 3, 2019, CSLF II entered into a senior secured revolving credit facility (the “CSLF II Credit Facility”) with KeyBank Specialty Finance Lending, an affiliate of KeyCorp. The CSLF II Credit Facility currently provides for borrowings up to $60.0 million, subject to certain borrowing base restrictions. Borrowings under the CSLF II Credit Facility bear interest at a rate of 1-month LIBOR + 2.25%. Beginning the quarter ended March 31, 2020, CSLF II will incur unused fees of  .35% when utilization of the CSLF II Credit Facility exceeds 50% and .65% when utilization of the CSLF II Credit Facility is less than 50%. The CSLF II Credit Facility matures on September 2, 2024.
As of December 31, 2019, $12.7 million was outstanding under the CSLF II Credit Facility. For the year ended December 31, 2019, CSLF II incurred $0.2 million of interest and financing expenses.
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
As of December 31, 2019, $0.0 was outstanding on the Subordinated Notes. As of December 31, 2019, the Company and Trinity had $5.0 million and $20.0 million of unfunded commitments related to the

Subordinated Notes, respectively. For the year ended December 31, 2019, the Company did not incur any interest and financing expenses related to the Subordinated Notes.
Below is a summary of CSLF II’s portfolio as of December 31, 2019 and 2018 (dollars in thousands):
	December 31, 2019	December 31, 2018
First lien loans(1)	$28,396	$10,000
Weighted average current interest rate on first lien loans	6.4%	7.6%
Number of portfolio companies	5	2
Largest portfolio company investment(1)	$7,443	$5,550
Total of five largest portfolio company investments(1)(2)	$28,396	$10,000

(1)
Based on principal amount outstanding at year end.

(2)
Only two investments held as of December 31, 2018.

Below is CSLF II’s schedule of investments as of December 31, 2019 (dollars in thousands):
Portfolio Company	Industry	Type of Investment	Principal Amount	Cost	Fair Value
Investments at Fair Value
Freedom Electronics, LLC	Electronics	First Lien Debt (7.0% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	$5,445	$5,445	$5,445
Installs, LLC	Logistics	First Lien Debt (5.8% Cash (1 month LIBOR + 4.0%, 1.8% Floor), Due 6/20/23)	7,443	7,443	7,443
RAM Payment, LLC	Financial Services	First Lien Debt (6.7% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	6,653	6,653	6,653
Rapid Fire Protection, Inc.(1)	Security System Services	First Lien Debt (5.5% Cash (1 month LIBOR + 3.8%, 1.8% Floor), Due 11/22/24)	4,400	4,400	4,400
U.S. BioTek Laboratories, LLC	Testing Laboratories	First Lien Debt (7.0% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	4,455	4,455	4,455
TOTAL INVESTMENTS			$28,396	$28,396	$28,396

(1)
The investment has a $3.0 million unfunded commitment.

Below is CSLF II’s schedule of investments as of December 31, 2018 (dollars in thousands):
Portfolio Company	Industry	Type of Investment	Principal Amount	Cost	Fair Value
Investments at Fair Value
Freedom Electronics, LLC	Electronics	First Lien Debt (7.5% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	$5,500	$5,500	$5,500
U.S. BioTek Laboratories, LLC	Testing Laboratories	First Lien Debt (7.8% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	4,500	4,500	4,500
TOTAL INVESTMENTS			$10,000	$10,000	$10,000
Below are the statements of assets and liabilities for CSLF II as of December 31, 2019 and 2018 (dollars in thousands):
	December 31, 2019	December 31, 2018
ASSETS
Investments at fair value (amortized cost of $28,396 and $10,000, respectively)	$28,396	$10,000
Cash and cash equivalents	704	7,100
Interest receivable	151	31
Other assets	7	—
Total assets	$29,258	$17,131
LIABILITIES
Credit facility (net of deferred financing costs of $621 and $0, respectively)	$12,079	$—
Interest and financing fees payable	113	—
Accounts payable	27	12
Total liabilities	$12,219	$12
NET ASSETS
Members’ capital	$17,039	$17,119
Total net assets	$17,039	$17,119

Below are the statements of operations for CSLF II (dollars in thousands):
	For the Year Ended December 31, 2019	For the period from December 20, 2018 (commencement of operations) to December 31, 2018
INVESTMENT INCOME
Interest income	$1,372	$31
Fee income	175	100
Total investment income	$1,547	$131
EXPENSES
Interest and financing expenses	$151	$—
General and administrative expenses	176	12
Total expenses	$327	$12
NET INVESTMENT INCOME	$1,220	$119
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,220	$119
Results of Operations
Our operating results for the years ended December 31, 2019 and 2018 were as follows (dollars in thousands):
	For the Years Ended December 31,
	2019	2018
Total investment income	$44,035	$47,293
Total expenses, net of incentive fee waiver	30,992	31,271
Net investment income	13,043	16,022
Net realized loss on investments	(19,756)	(34,804)
Net unrealized depreciation on investments	(20,306)	(5,955)
Net unrealized appreciation on Written Call Option	—	6,795
Tax benefit (provision)	(628)	1,916
Net decrease in net assets resulting from operations	$(27,647)	$(16,026)
Investment income
The composition of our investment income for the years ended December 31, 2019 and 2018 was as follows (dollars in thousands):
	For the Years Ended December 31,
	2019	2018
Interest income	$36,106	$40,357
Fee income	1,470	2,044
Payment-in-kind interest and dividend income	2,962	4,348
Dividend income	3,299	397
Interest from cash and cash equivalents	198	147
Total investment income	$44,035	$47,293
The income reported as interest income and PIK interest and PIK dividend income is generally based on the stated rates as disclosed in our consolidated schedules of investments. Accretion of discounts received for purchased loans are included in interest income as an adjustment to yield. As a general rule, our interest income, PIK interest and PIK dividend income are recurring in nature.
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
For the year ended December 31, 2019, total investment income decreased by $3.3 million, or 6.9%, compared to the year ended December 31, 2018. The decrease from the prior year was driven primarily by a decrease in interest income, from $40.4 million for the year ended December 31, 2018 to $36.1 million for the year ended December 31, 2019. The decline in interest income was due to a decline in the overall debt portfolio and a decline in the weighted average yield of the portfolio. PIK income declined from $4.3 million for the year ended December 31, 2018, to $3.0 million for the year ended December 31, 2019. The decrease in PIK income was due to a decline in investments with a contractual PIK rate. For the year ended December 31, 2019, we generated $1.2 million in origination fees from new deployments and $0.3 million in other fees. Comparatively, for the year ended December 31, 2018, we generated $1.7 million in origination fees from new deployments and $0.3 million in other fees. Dividend income increased from $0.4 million for the year ended December 31, 2018 to $3.3 million for the year ended December 31, 2019, due to $1.0 million in dividends from CSLF II and several one-time dividends received from portfolio companies.
Operating expenses
The composition of our expenses for the years ended December 31, 2019 and 2018 was as follows (dollars in thousands):
	For the Years Ended December 31,
	2019	2018
Interest and financing expenses	$17,121	$17,283
Base management fee	7,967	9,049
Incentive fees, net of incentive fee waiver	1,209	244
General and administrative expenses	4,695	4,695
Total expenses, net of incentive fee waiver	$30,992	$31,271
For the year ended December 31, 2019, operating expenses decreased by $0.3 million, or 0.9%, compared to the year ended December 31, 2018. Interest and financing expenses declined from $17.3 million for the year ended December 31, 2018 to $17.1 million for the year ended December 31, 2019 due primarily to lower average debt outstanding during the period. Our base management fee declined from $9.0 million for the year ended December 31, 2018 to $8.0 million for the year ended December 31, 2019 due to lower average assets under management. Incentive fees, net of incentive fee waiver, increased from $0.2 million to $1.2 million primarily due to better net investment income returns in relation to our net asset value. General and administrative expenses were $4.7 million for the year ended December 31, 2019 and December 31, 2018.
Net realized gains (losses) on sales of investments
During the years ended December 31, 2019 and 2018, we recognized $(19.8) million and $(34.8) million of net realized losses on our portfolio investments, respectively.
Net unrealized appreciation (depreciation) on investments
Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the years ended December 31, 2019 and 2018, we had $(20.3) million and $(6.0) million of unrealized depreciation on investments, respectively.

Net unrealized appreciation on Written Call option
For the years ended December 31, 2019 and 2018, we had net unrealized appreciation on the Written Call Option of  $0.0 and $6.8 million, respectively.
Tax benefit (provision)
For the years ended December 31, 2019 and 2018, we recorded a tax benefit (provision) of  $(0.6) million and $1.9 million, respectively.
Changes in net assets resulting from operations
For the years ended December 31, 2019 and 2018, we recorded a net decrease in net assets resulting from operations of  $(27.6) million and $(16.0) million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2019 and 2018, our per share net decrease in net assets resulting from operations was $(1.72) and $(1.00), respectively.
For the years ended December 31, 2018 and 2017
The comparison of our results of operations for the fiscal years ended December 31, 2018 and 2017 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2018 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.
Summarized Financial Information of Our Unconsolidated Subsidiaries
During the year ended December 31, 2019, the Company sold or exited four portfolio companies that were considered significant subsidiaries under the guidance in Regulation S-X. During the year ended December 31, 2019, the Company wrote off its investment in AAE Acquisition, LLC and realized a loss of $(20.4) million. During the year ended December 31, 2019, the Company sold its investments in Portrait Studio, LLC, CableOrganizer Acquisition, LLC, and Micro Precision, LLC and realized a gain/(loss) of  $(6.2) million, $(14.6) million, and $0.0, respectively.
Financial Condition, Liquidity and Capital Resources
We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our stockholders, and repay indebtedness.
Since our IPO, we have raised approximately $136.0 million in net proceeds from equity offerings through December 31, 2019.
On October 17, 2014, the Company entered into a senior secured revolving credit agreement (as amended the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. The Credit Facility was amended on May 22, 2015, June 16, 2017, July 19, 2018, February 22, 2019, and December 23, 2019 (the “Amendments”). The Amendments were affected, among other things, in order to increase the total borrowings allowed under the Credit Facility, allow for stock repurchases, extend the maturity date, reduce the minimum required interest coverage ratio, reduce the minimum required net asset value, and reduce the minimum required asset coverage ratio. The Credit Facility currently provides for borrowings up to $60.0 million and may be increased up to $150.0 million pursuant to its “accordion” feature. The Credit Facility matures on April 30, 2022. As of December 31, 2019, we had $0.0 outstanding and $60.0 million available under the Credit Facility.
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
As of December 31, 2019, Fund III had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding. In addition to our existing SBA-guaranteed debentures, we may, if permitted by regulation, seek to issue additional SBA-guaranteed debentures as well as other forms of leverage and borrow funds to make investments. On June 10, 2014, we received an exemptive order from the SEC exempting us, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the 1934 Act, with respect to Fund II and Fund III. We intend to comply with the conditions of the order.
On December 31, 2019, we entered into an open market sale agreementSM with Jefferies LLC pursuant to which we may issue and sell up to $50,000,000 in aggregate amount of shares of our common stock in amounts, and at times, to be determined by us (the “ATM Program”). Actual sales in this ATM Program will depend on a variety of factors to be determined by us including market conditions, the trading price of our common stock and determinations by us of the appropriate sources of funding. We may issue shares of our common stock at a price below the then current net asset value per share pursuant to the ATM Program.
We are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150% if certain requirements are met, after such borrowing, with certain limited exceptions. On March 23, 2018, the SBCA was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met. On November 1, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage. As a result, our asset coverage requirements for senior securities changed from 200% to 150%, effective November 1, 2019. As of December 31, 2019, our asset coverage ratio was 216.5%.
As of December 31, 2019, we had $62.3 million in cash and cash equivalents, and our net assets totaled $148.1 million.
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

A summary of our significant contractual payment obligations as of December 31, 2019 are as follows (dollars in thousands):
	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
SBA Debentures	$19,000	$106,000	$25,000	$—	$150,000
2022 Notes	—	75,000	—	—	75,000
2022 Convertible Notes	—	52,088	—	—	52,088
Credit Facility	—	—	—	—	—
Total Contractual Obligations	$19,000	$233,088	$25,000	$—	$277,088
Senior Securities
Information about the Company’s senior securities as of December 31, 2019, 2018, 2017, 2016, 2015, 2014 and 2013, and information about Fund II’s and Fund III’s senior securities as of December 31, 2012, 2011 and 2010 are shown in the following table.
Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)(6)	Assets Coverage Per Unit(2)(6)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4)
	(in thousands)
Capitala Finance Corp.
Credit Facility(5)
2019	$—	$2,200	—	N/A
2018	10,000	2,400	—	N/A
2017	9,000	2,600	—	N/A
2016	44,000	2,600	—	N/A
2015	70,000	2,500	—	N/A
2014	—	1,800	—	N/A
2022 Notes
2019	$75,000	$2,200	—	$1,000
2018	75,000	2,400	—	996
2017	75,000	2,600	—	1,014
2022 Convertible Notes
2019	$52,088	$2,200	—	$994
2018	52,088	2,400	—	984
2017	52,088	2,600	—	1,001
SBA-guaranteed debentures
2019	$150,000	N/A	—	N/A
2018	165,700	N/A	—	N/A
2017	170,700	N/A	—	N/A
2016	170,700	N/A	—	N/A
2015	184,200	N/A	—	N/A
2014	192,200	$1,800	—	N/A
2013	202,200	2,300	—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)(6)	Assets Coverage Per Unit(2)(6)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4)
	(in thousands)
2021 Notes
2016	$113,438	$2,600	—	$1,006
2015	113,438	2,500	—	1,020
2014	113,438	1,800	—	1,036
Fund II SBA-guaranteed debentures
2012	$52,200	$2,000	—	N/A
2011	52,200	1,600	—	N/A
2010	36,500	1,600	—	N/A
Fund III SBA-guaranteed debentures
2012	$125,000	$1,700	—	N/A
2011	90,000	1,700	—	N/A
2010	33,000	1,900	—	N/A

(1)
Total amount of each class of senior securities outstanding at the end of the period presented.

(2)
Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Amounts are rounded to the nearest $1,000.

(3)
The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

(4)
Not applicable except for the 2021 Notes, the 2022 Notes and the 2022 Convertible Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit.

(5)
As of December 31, 2019, there was no outstanding balance on the Credit Facility. As of February 27, 2020 there was no outstanding balance on the Credit Facility.

(6)
We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of December 31, 2019, 2018, 2017, 2016, and 2015 pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the asset coverage ratio we are required to satisfy under the 1940 Act.

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
The following tables summarize our distributions declared from January 1, 2017 through December 31, 2019:
Date Declared	Record Date	Payment Date	Amount Per Share
January 2, 2019	January 24, 2019	January 30, 2019	$0.0833
January 2, 2019	February 20, 2019	February 27, 2019	0.0833
January 2, 2019	March 21, 2019	March 28, 2019	0.0833
April 1, 2019	April 22, 2019	April 29, 2019	0.0833
April 1, 2019	May 23, 2019	May 30, 2019	0.0833
April 1, 2019	June 20, 2019	June 27, 2019	0.0833
July 1, 2019	July 23, 2019	July 30, 2019	0.0833
July 1, 2019	August 22, 2019	August 29, 2019	0.0833
July 1, 2019	September 20, 2019	September 27, 2019	0.0833
October 1, 2019	October 22, 2019	October 29, 2019	0.0833
October 1, 2019	November 22, 2019	November 29, 2019	0.0833
October 1, 2019	December 23, 2019	December 30, 2019	0.0833
Total Distributions Declared and Distributed for 2019			$1.00

Date Declared	Record Date	Payment Date	Amount Per Share
January 2, 2018	January 22, 2018	January 30, 2018	$0.0833
January 2, 2018	February 20, 2018	February 27, 2018	0.0833
January 2, 2018	March 23, 2018	March 29, 2018	0.0833
April 2, 2018	April 19, 2018	April 27, 2018	0.0833
April 2, 2018	May 22, 2018	May 30, 2018	0.0833
April 2, 2018	June 20, 2018	June 28, 2018	0.0833
July 2, 2018	July 23, 2018	July 30, 2018	0.0833
July 2, 2018	August 23, 2018	August 30, 2018	0.0833
July 2, 2018	September 20, 2018	September 27, 2018	0.0833
October 1, 2018	October 23, 2018	October 30, 2018	0.0833
October 1, 2018	November 21, 2018	November 29, 2018	0.0833
October 1, 2018	December 20, 2018	December 28, 2018	0.0833
Total Distributions Declared and Distributed for 2018			$1.00

Date Declared	Record Date	Payment Date	Amount Per Share
January 3, 2017	January 20, 2017	January 30, 2017	$0.1300
January 3, 2017	February 20, 2017	February 27, 2017	0.1300
January 3, 2017	March 23, 2017	March 30, 2017	0.1300
April 3, 2017	April 19, 2017	April 27, 2017	0.1300
April 3, 2017	May 23, 2017	May 29, 2017	0.1300
April 3, 2017	June 21, 2017	June 29, 2017	0.1300
July 3, 2017	July 21, 2017	July 28, 2017	0.1300
July 3, 2017	August 23, 2017	August 30, 2017	0.1300
July 3, 2017	September 20, 2017	September 28, 2017	0.1300
October 2, 2017	October 23, 2017	October 30, 2017	0.0833
October 2, 2017	November 21, 2017	November 29, 2017	0.0833
October 2, 2017	December 20, 2017	December 28, 2017	0.0833
Total Distributions Declared and Distributed for 2017			$1.42
Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2018 and 2017 total distributions of  $16.0 million and $22.6 million, respectively, were comprised 100% of ordinary income. For the year ended December 31, 2019, we estimate that total distributions of  $16.1 million were comprised of approximately $13.4 million from ordinary income and $2.7 million from return of capital.
Related Parties
We have entered into the Investment Advisory Agreement with the Investment Advisor. Joseph B. Alala, our chief executive officer and chairman of our Board, is the managing partner and chief investment officer of the Investment Advisor, and M. Hunt Broyhill, a member of our Board, has an indirect controlling interest in the Investment Advisor.
In addition, an affiliate of the Investment Advisor also manages CapitalSouth Partners SBIC Fund IV, L.P. (“Fund IV”), a private investment limited partnership which provides financing solutions to smaller and lower middle-market companies that had its first closing in March 2013 and obtained SBA approval for its SBIC license in April 2013. In addition to Fund IV, affiliates of the Investment Advisor may manage several affiliated funds whereby institutional limited partners in Fund IV have the opportunity to co-invest with Fund IV in portfolio investments. An affiliate of the Investment Advisor also manages Capitala Private Credit Fund V, L.P. (“Fund V”), a private investment limited partnership, and a private investment vehicle (referred to herein as “Capitala Specialty Lending Corp” or “CSLC”), both of which provide financing solutions to lower middle-market and traditional middle-market companies. The Investment Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. To the extent permitted by the 1940 Act and interpretation of the SEC staff, the Investment Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Advisor or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Advisor’s allocation procedures. We expect to make, and have made, co-investments with Fund IV, Fund V, and/or CSLC to the extent their respective investment strategies align with ours.
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
The Company may invest in the same unitranche facility as CSLF II, whereby CSLF II provides the first-out portion of the unitranche facility and the Company and other lenders provide the last-out portion of the unitranche facility. Under a guarantee agreement, the Company may be required to purchase its pro-rata portion of first-out loans from CSLF II upon certain triggering events, including acceleration upon payment default of the underlying borrower. As of December 31, 2019, the Company has evaluated the fair value of the guarantee under the guidance of ASC Topic 460 — Guarantees and determined that the fair value of the guarantee is immaterial as the risk of payment default for first-out loans in CSLF II is considered remote. The maximum exposure to credit risk as of December 31, 2019 and 2018, was $10.3 million and $4.3 million, respectively, and extends to the stated maturity of the underlying loans in CSLF II.
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
Off-Balance Sheet Arrangements
As of December 31, 2019, the Company had outstanding unfunded commitments related to debt and equity investments in existing portfolio companies of  $11.4 million (CSLF II), $4.5 million (Rapid Fire Protection, Inc), $3.5 million (J5 Infrastructure Partners, LLC), $2.6 million (BigMouth, Inc.), $1.0 million (Freedom Electronics, LLC), $1.0 million (U.S. BioTek Laboratories, LLC), and $0.5 million (Jurassic Quest Holdings, LLC). As of December 31, 2018, the Company had outstanding unfunded commitments related to debt and equity investments in existing portfolio companies of  $6.4 million (CSLF II), $5.0 million (Portrait Studio, LLC), $1.1 million (MC Sign Lessor, Corp), $1.0 million (U.S. BioTek Laboratories, LLC), $0.8 million (Freedom Electronics, LLC), and $0.3 million (CableOrganizer Acquisition, LLC).
We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Developments
Distributions
On January 2, 2020 our Board declared the following distributions:
Date Declared	Record Date	Payment Date	Distributions per Share
January 2, 2020	January 24, 2020	January 30, 2020	$0.0833
January 2, 2020	February 20, 2020	February 27, 2020	$0.0833
January 2, 2020	March 23, 2020	March 30, 2020	$0.0833

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the year ended December 31, 2019, we did not engage in hedging activities.
As of December 31, 2019, we held 24 securities bearing a variable rate of interest. Our variable rate investments represent approximately 62.8% of the fair value of total debt investments. As of December 31, 2019, 20.6% of variable rate securities were yielding interest at a rate equal to the established interest rate floor and 79.4% of variable rate securities were yielding interest at a rate above its interest rate floor or were not subject to an interest rate floor. As of December 31, 2019, we had $0.0 outstanding on our Credit Facility, which has a variable rate of interest at one-month LIBOR + 3.0%. As of December 31, 2019, all of our other interest paying liabilities, consisting of  $150.0 million in SBA-guaranteed debentures, $75.0 million in 2022 Notes, and $52.1 million in 2022 Convertible Notes, were bearing interest at a fixed rate.
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
Based on our December 31, 2019 consolidated statement of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):
Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$5,444	$—	$5,444
Up 200 basis points	$3,611	$—	$3,611
Up 100 basis points	$1,777	$—	$1,777
Down 100 basis points	$(1,050)	$—	$(1,050)
Down 200 basis points	$(1,187)	$—	$(1,187)
Down 300 basis points	$(1,187)	$—	$(1,187)

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Capitala Finance Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Capitala Finance Corp. (the “Company”), including the consolidated schedules of investments, as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated March 2, 2020 expressed an unqualified opinion thereon.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2019 and 2018, by correspondence with the custodians, agents and/or directly with management or designees of the portfolio companies, as applicable. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Charlotte, North Carolina
March 2, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Capitala Finance Corp.
Opinion on Internal Control over Financial Reporting
We have audited Capitala Finance Corp.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Capitala Finance Corp. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company, including the consolidated schedules of investments, as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 2, 2020, expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Charlotte, North Carolina
March 2, 2020

Capitala Finance Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share data)
	As of
	December 31, 2019	December 31, 2018
ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $250,433 and $280,114, respectively)	$241,046	$286,843
Affiliate investments (amortized cost of $80,756 and $72,300, respectively)	98,763	92,939
Control investments (amortized cost of $22,692 and $67,556, respectively)	22,723	69,145
Total investments at fair value (amortized cost of $353,881 and $419,970, respectively)	362,532	448,927
Cash and cash equivalents	62,321	39,295
Interest and dividend receivable	1,745	3,778
Prepaid expenses	624	454
Deferred tax asset, net	—	628
Other assets	115	83
Total assets	$427,337	$493,165
LIABILITIES
SBA Debentures (net of deferred financing costs of $1,006 and $1,688, respectively)	$148,994	$164,012
2022 Notes (net of deferred financing costs of $1,447 and $1,987, respectively)	73,553	73,013
2022 Convertible Notes (net of deferred financing costs of $916 and $1,259, respectively)	51,172	50,829
Credit Facility (net of deferred financing costs of $1,165 and $983, respectively)	(1,165)	9,017
Management and incentive fees payable	3,713	2,487
Interest and financing fees payable	2,439	3,063
Accounts payable and accrued expenses	518	100
Total liabilities	$279,224	$302,521
Commitments and contingencies (Note 2)
NET ASSETS
Common stock, par value $0.01, 100,000,000 common shares authorized, 16,203,769 and 16,051,547 common shares issued and outstanding, respectively	$162	$161
Additional paid in capital	237,886	241,757
Total distributable loss	(89,935)	(51,274)
Total net assets	$148,113	$190,644
Total liabilities and net assets	$427,337	$493,165
Net asset value per share	$9.14	$11.88
See accompanying notes to consolidated financial statements.

Capitala Finance Corp.
Consolidated Statements of Operations
(in thousands, except share and per share data)
	For the Years Ended December 31,
	2019	2018	2017
INVESTMENT INCOME
Interest and fee income:
Non-control/non-affiliate investments	$27,659	$27,754	$31,084
Affiliate investments	8,351	7,945	4,509
Control investments	1,566	6,702	6,896
Total interest and fee income	37,576	42,401	42,489
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	1,721	2,248	4,503
Affiliate investments	869	1,251	1,898
Control investments	372	849	742
Total payment-in-kind interest and dividend income	2,962	4,348	7,143
Dividend income:
Non-control/non-affiliate investments	1,345	59	225
Affiliate investments	50	238	641
Control investments	1,904	100	355
Total dividend income	3,299	397	1,221
Other income	—	—	125
Interest income from cash and cash equivalents	198	147	111
Total investment income	44,035	47,293	51,089
EXPENSES
Interest and financing expenses	17,121	17,283	18,825
Loss on extinguishment of debt	—	—	2,732
Base management fee	7,967	9,049	9,780
Incentive fees	1,497	244	1,308
General and administrative expenses	4,695	4,695	3,878
Expenses before incentive fee waiver	31,280	31,271	36,523
Incentive fee waiver (See Note 6)	(288)	—	(958)
Total expenses, net of incentive fee waiver	30,992	31,271	35,565
NET INVESTMENT INCOME	13,043	16,022	15,524
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND WRITTEN CALL OPTION:
Net realized gain (loss) on investments:
Non-control/non-affiliate investments	16,529	(15,714)	(6,682)
Affiliate investments	2,288	2,920	4,926
Control investments	(38,573)	(22,010)	(22,433)
Net realized loss on investments	(19,756)	(34,804)	(24,189)
Net unrealized appreciation (depreciation) on investments:
Non-control/non-affiliate investments	(16,116)	16,487	(11,577)
Affiliate investments	(2,632)	(5,982)	4,436
Control investments	(1,558)	(16,460)	14,190
Net unrealized appreciation (depreciation) on investments	(20,306)	(5,955)	7,049
Net unrealized appreciation (depreciation) on written call option	—	6,795	(4,079)
Net realized and unrealized loss on investments and written call option	(40,062)	(33,964)	(21,219)
Tax benefit (provision)	(628)	1,916	(1,289)
Total net realized and unrealized loss on investments and written call option, net of taxes	(40,690)	(32,048)	(22,508)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(27,647)	$(16,026)	$(6,984)
NET DECREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC AND DILUTED	$(1.72)	$(1.00)	$(0.44)
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – BASIC AND DILUTED	16,117,719	15,993,436	15,903,167
DISTRIBUTIONS PAID PER SHARE	$1.00	$1.00	$1.42
See accompanying notes to consolidated financial statements.

Capitala Finance Corp.
Consolidated Statements of Changes in Net Assets
(in thousands, except share data)
	Common Stock		Additional Paid in Capital	Total Distributable Loss	Total
For the Years Ended December 31, 2017, 2018, and 2019	Number of Shares	Par Value
BALANCE, December 31, 2016	15,868,045	$159	$240,184	$10,239	$250,582
Net investment income	—	—	—	15,524	15,524
Net realized loss on investments	—	—	—	(24,189)	(24,189)
Net unrealized appreciation on investments	—	—	—	7,049	7,049
Net unrealized depreciation on written call option	—	—	—	(4,079)	(4,079)
Tax provision	—	—	—	(1,289)	(1,289)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	83,186	1	864	—	865
Distributions declared	—	—	—	(22,576)	(22,576)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(21)	21	—
BALANCE, December 31, 2017	15,951,231	$160	$241,027	$(19,300)	$221,887
Net investment income	—	—	—	16,022	16,022
Net realized loss on investments	—	—	—	(34,804)	(34,804)
Net unrealized depreciation on investments	—	—	—	(5,955)	(5,955)
Net unrealized appreciation on written call option	—	—	—	6,795	6,795
Tax benefit	—	—	—	1,916	1,916
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	100,316	1	768	—	769
Distributions declared	—	—	—	(15,986)	(15,986)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(38)	38	—
BALANCE, December 31, 2018	16,051,547	$161	$241,757	$(51,274)	$190,644
Net investment income	—	—	—	13,043	13,043
Net realized loss on investments	—	—	—	(19,756)	(19,756)
Net unrealized depreciation on investments	—	—	—	(20,306)	(20,306)
Tax provision	—	—	—	(628)	(628)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	152,222	1	1,225	—	1,226
Distributions declared	—	—	—	(16,110)	(16,110)
Return of capital	—	—	(2,659)	2,659	—
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(2,437)	2,437	—
BALANCE, December 31, 2019	16,203,769	$162	$237,886	$(89,935)	$148,113
See accompanying notes to consolidated financial statements.

Capitala Finance Corp.
Consolidated Statements of Cash Flows
(in thousands)
	For the Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(27,647)	$(16,026)	$(6,984)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(77,831)	(107,802)	(82,750)
Repayments and sales of investments	128,122	123,517	115,810
Net realized loss on investments	19,756	34,804	24,189
Net unrealized (appreciation) depreciation on investments	20,306	5,955	(7,049)
Payment-in-kind interest and dividends	(2,962)	(4,348)	(7,143)
Accretion of original issue discount on investments	(996)	(1,114)	(1,357)
Payments from written call option	—	(20)	—
Net unrealized (appreciation) depreciation on written call option	—	(6,795)	4,079
Amortization of deferred financing fees	2,370	1,885	2,100
Loss on extinguishment of debt	—	—	2,732
Tax provision (benefit)	628	(1,916)	1,289
Changes in assets and liabilities:
Interest and dividend receivable	2,033	(802)	2,759
Due from related parties	—	95	87
Prepaid expenses	(170)	(145)	197
Other assets	(32)	(28)	17
Due to related parties	—	—	(35)
Management and incentive fees payable	1,226	315	(4,254)
Interest and financing fees payable	(624)	(78)	484
Trade settlement payable	—	(175)	175
Accounts payable and accrued expenses	418	100	(536)
NET CASH PROVIDED BY OPERATING ACTIVITIES	64,597	27,422	43,810
CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns on SBA debentures	(15,700)	(5,000)	—
Proceeds from Credit Facility	16,500	31,000	9,000
Repayments on Credit Facility	(26,500)	(30,000)	(44,000)
Issuance of 2022 Notes	—	—	75,000
Issuance of 2022 Convertible Notes	—	—	52,088
Repayment of 2021 Notes	—	—	(113,438)
Distributions paid to shareholders	(14,884)	(15,217)	(21,711)
Deferred financing fees paid	(987)	(131)	(5,809)
NET CASH USED IN FINANCING ACTIVITIES	(41,571)	(19,348)	(48,870)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,026	8,074	(5,060)
CASH AND CASH EQUIVALENTS, beginning of year	39,295	31,221	36,281
CASH AND CASH EQUIVALENTS, end of year	$62,321	$39,295	$31,221
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$13,784	$14,139	$15,503
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Distributions paid through dividend reinvestment plan share issuances	$1,226	$769	$865
See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments
(in thousands, except for units/shares)
December 31, 2019
Portfolio Company, Country(1),(2),(3),(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Non-control/non-affiliated investments – 162.8%
Non-control/non-affiliated investments – United States
3 Bridge Solutions, LLC	IT Consulting	First Lien Debt (10.7% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 12/4/22)	$13,274	$13,274	$13,274	9.0%
3 Bridge Solutions, LLC	IT Consulting	Preferred Units (965 units)		1,090	499	0.3%
3 Bridge Solutions, LLC	IT Consulting	Membership Units (39,000 units)		10	—	0.0%
				14,374	13,773	9.3%
Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (8.0% Cash, 3.8% PIK, Due 12/18/22)	5,491	5,331	5,319	3.6%
Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (8.0% Cash, 3.8% PIK, Due 12/18/22)(6)	13,125	13,125	10,624	7.2%
Alternative Biomedical Solutions, LLC	Healthcare	Membership Units (20,092 units)		800	—	0.0%
				19,256	15,943	10.8%
American Clinical Solutions, LLC	Healthcare	First Lien Debt (7.0% Cash, Due 12/31/22)	3,500	3,500	3,500	2.3%
American Clinical Solutions, LLC	Healthcare	First Lien Debt (2.0% PIK, Due 12/31/22)(7)	6,000	3,485	3,485	2.4%
				6,985	6,985	4.7%
AmeriMark Direct, LLC	Consumer Products	First Lien Debt (14.3% Cash, Due 9/8/21)	16,123	15,974	15,633	10.6%
				15,974	15,633	10.6%
BigMouth, Inc.	Consumer Products	First Lien Debt (10.3% Cash (1 month LIBOR + 8.5%, 0.5% Floor, Due 11/14/21)(8)	857	857	857	0.6%
BigMouth, Inc.	Consumer Products	First Lien Debt (10.2% Cash (1 month LIBOR + 8.5%, 0.5% Floor, Due 11/14/21)	8,784	8,784	8,628	5.8%
				9,641	9,485	6.4%
Bluestem Brands, Inc.	Online Merchandise Retailer	First Lien Debt (9.3% Cash (1 month LIBOR + 7.5%, 1.0% Floor), Due 11/7/20)	3,529	3,529	2,877	1.9%
				3,529	2,877	1.9%
Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	2,489	1.7%
				5	2,489	1.7%
CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt(9)		1,532	1,490	1.0%
				1,532	1,490	1.0%
California Pizza Kitchen, Inc.	Restaurant	Second Lien Debt (11.9% Cash (3 month LIBOR + 10.0%, 1.0% Floor), Due 8/23/23)	5,000	4,927	4,697	3.2%
				4,927	4,697	3.2%
Chicken Soup for the Soul, LLC	Multi-platform Media and Consumer Products	First Lien Debt (10.2% Cash (1 month LIBOR + 8.5%, 1.5% Floor), Due 12/13/20)	13,000	13,000	13,000	8.8%
				13,000	13,000	8.8%
Chief Fire Intermediate, Inc.	Security System Services	First Lien Debt (8.7% Cash (1 month LIBOR + 7.0%, 1.6% Floor), Due 11/8/24)	8,100	8,100	8,100	5.5%
Chief Fire Intermediate, Inc.	Security System Services	Class A Preferred Units (34,740 units, 10.0% PIK Dividend)(10)		913	913	0.6%
See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2019
Portfolio Company, Country(1),(2),(3),(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Chief Fire Intermediate, Inc.	Security System Services	Class B Common Units (3,510 units)		$—	$—	0.0%
				9,013	9,013	6.1%
CIS Secure Computing, Inc.	Government Services	First Lien Debt (10.2% Cash (1 month LIBOR + 8.5%, 1.0% Floor), 1.0% PIK, Due 9/14/22)	$9,389	9,389	9,389	6.3%
CIS Secure Computing, Inc.	Government Services	Common Stock (46,163 shares)		1,000	1,890	1.3%
				10,389	11,279	7.6%
Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9.0% Cash, 2.0% PIK, Due 11/29/21)	19,327	19,327	18,962	12.8%
Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	329	0.2%
				20,902	19,291	13.0%
Currency Capital, LLC	Financial Services	First Lien Debt (13.7% Cash (1 month LIBOR + 12.0%, 0.5% Floor), 2.0% PIK, Due 1/2/20)(11)	16,269	16,269	16,269	11.0%
Currency Capital, LLC	Financial Services	Class A Preferred Units (2,000,000 units)(11)		2,000	2,504	1.7%
				18,269	18,773	12.7%
Flavors Holdings, Inc.	Food Product Manufacturer	First Lien Debt (7.7% Cash (3 month LIBOR + 5.8%, 1.0% Floor), Due 4/3/20)	5,789	5,778	5,767	3.9%
Flavors Holdings, Inc.	Food Product Manufacturer	Second Lien Debt (11.9% Cash (3 month LIBOR + 10.0%, 1.0% Floor), Due 10/3/21)	12,000	11,878	11,842	8.0%
				17,656	17,609	11.9%
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (8.7% Cash, Due 12/20/23)(6)(12)	5,940	5,940	5,940	4.0%
Freedom Electronics, LLC	Electronic Machine Repair	Membership Units (181,818 units)		182	160	0.1%
				6,122	6,100	4.1%
HUMC Opco, LLC	Healthcare	First Lien Debt (9.0% Cash, Due 8/16/20)	5,000	5,000	5,000	3.4%
				5,000	5,000	3.4%
Installs, LLC	Logistics	First Lien Debt (9.3% Cash, Due 6/20/23)(6)	2,924	2,924	2,924	2.0%
				2,924	2,924	2.0%
J5 Infrastructure Partners, LLC	Wireless Deployment Services	First Lien Debt (8.3% Cash (1 month LIBOR + 6.5%, 1.8% Floor), Due 12/20/24)(13)	—	—	—	0.0%
J5 Infrastructure Partners, LLC	Wireless Deployment Services	First Lien Debt (8.3% Cash (1 month LIBOR + 6.5%, 1.8% Floor), Due 12/20/24)	7,000	7,000	7,000	4.7%
				7,000	7,000	4.7%
Jurassic Quest Holdings, LLC	Entertainment	First Lien Debt (9.5% Cash (1 month LIBOR + 7.5%, 2.0% Floor), Due 5/1/24)(14)	10,827	10,827	10,827	7.3%
Jurassic Quest Holdings, LLC	Entertainment	Preferred Units (375,000 units)		388	85	0.1%
				11,215	10,912	7.4%
MicroHoldco, LLC	General Industrial	Preferred Units(9)		838	838	0.6%
				838	838	0.6%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2019
Portfolio Company, Country(1),(2),(3),(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt(9)		$510	$510	0.3%
				510	510	0.3%
Rapid Fire Protection, Inc.	Security System Services	First Lien Debt (9.2% Cash, Due 11/22/24) (6)(15)	$6,550	6,550	6,550	4.4%
Rapid Fire Protection, Inc.	Security System Services	Common Stock (363 shares)		500	500	0.4%
				7,050	7,050	4.8%
Seitel, Inc.	Data Services	First Lien Debt (10.0% Cash (1 month LIBOR + 8.3%, 1.0% Floor), Due 3/15/23)	4,749	4,749	4,749	3.2%
				4,749	4,749	3.2%
Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (12.8% Cash, Due 6/26/20)	12,744	12,744	12,607	8.5%
				12,744	12,607	8.5%
Sur La Table, Inc.	Retail	First Lien Debt (10.9% Cash (3 month LIBOR + 9.0%, 1.0% Floor), Due 7/31/22)(16)(17)	10,528	10,528	10,045	6.8%
				10,528	10,045	6.8%
Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	758	0.5%
				758	758	0.5%
U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (9.3% Cash, Due 12/14/23)(6)(12)	6,930	6,930	6,822	4.6%
U.S. BioTek Laboratories, LLC	Testing laboratories	Class A Preferred Units (500 Units)		540	204	0.1%
U.S. BioTek Laboratories, LLC	Testing laboratories	Class C Units (500 Units)		1	—	0.0%
				7,471	7,026	4.7%
U.S. Well Services, Inc.	Oil & Gas Services	Class A Common Stock (77,073 shares) (11)(18)		771	146	0.1%
U.S. Well Services, Inc.	Oil & Gas Services	Class B Common Stock (1,125,426 shares)(11)(18)		6,701	2,127	1.4%
				7,472	2,273	1.5%
Xirgo Technologies, LLC	Information Technology	Membership Units (600,000 units)		600	917	0.6%
				600	917	0.6%
Sub Total Non-control/non-affiliated investments – United States				$250,433	$241,046	162.8%
Affiliate Investments – 66.7%
Affiliate investments – United States
Burgaflex Holdings, LLC	Automobile Part Manufacturer	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	$14,421	$14,421	$14,421	9.7%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class B (1,085,073 shares)		362	635	0.4%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class A (1,253,198 shares)		1,504	—	0.0%
				16,287	15,056	10.1%
City Gear, LLC	Footwear Retail	Membership Unit Warrants(9)		—	3,326	2.2%
				—	3,326	2.2%
Eastport Holdings, LLC	Business Services	Subordinated Debt (14.9% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 12/29/21)(16)	16,500	16,155	16,500	11.2%
Eastport Holdings, LLC	Business Services	Membership Units (22.9% ownership)		3,263	17,822	12.0%
				19,418	34,322	23.2%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2019
Portfolio Company, Country(1),(2),(3),(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend)(10)		$3,476	$3,761	2.6%
GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	501	0.3%
				3,478	4,262	2.9%
LJS Partners, LLC	QSR Franchisor	Preferred Units (92,924 units)		293	372	0.3%
LJS Partners, LLC	QSR Franchisor	Common Membership Units (2,593,234 units)		1,224	1,509	1.0%
				1,517	1,881	1.3%
MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12.0% Cash, Due 1/31/21)(16)	$2,600	2,600	2,600	1.8%
MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6.0% Cash, Due 1/31/21)(16)	400	388	400	0.3%
MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6.0% PIK Dividend)(10)		1,572	1,710	1.1%
MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		—	194	0.1%
				4,560	4,904	3.3%
Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (11.0% Cash, Due 6/30/23)(16)	10,100	10,100	10,100	6.8%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend)(10)		1,000	1,000	0.7%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (60,000 shares)		—	464	0.3%
				11,100	11,564	7.8%
Nth Degree Investment Group, LLC	Business Services	Membership Units (6,088,000 Units)		6,088	6,088	4.1%
				6,088	6,088	4.1%
RAM Payment, LLC	Financial Services	First Lien Debt (10.0% Cash, Due 1/4/24)(6)	9,019	9,019	9,019	6.1%
RAM Payment, LLC	Financial Services	Preferred Units (86,000 units, 8.0% PIK Dividend)(10)		928	1,725	1.2%
				9,947	10,744	7.3%
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Second Lien Debt (15.0% PIK, Due 9/12/23)	782	748	748	0.5%
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)		6,958	5,160	3.5%
				7,706	5,908	4.0%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Subordinated Debt(9)		655	708	0.5%
				655	708	0.5%
Sub Total Affiliate investments – United States				$80,756	$98,763	66.7%
Control Investments – 15.3%
Control investments – United States
Capitala Senior Loan Fund II, LLC	Investment Funds	Subordinated Debt (6.7% Cash (1 month LIBOR + 5.0)%, Due 9/3/24)(11)(19)	$—	$—	$—	0.0%
Capitala Senior Loan Fund II, LLC	Investment Funds	Membership Units (80.0% ownership) (11)(20)(21)		13,600	13,631	9.2%
				13,600	13,631	9.2%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2019
Portfolio Company, Country(1),(2),(3),(4),(5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Vology, Inc.	Information Technology	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 12/31/21)	$3,877	$3,877	$3,877	2.6%
Vology, Inc.	Information Technology	Class A Preferred Units (9,041,810 Units)		5,215	5,215	3.5%
Vology, Inc.	Information Technology	Membership Units (5,363,982 Units)		—	—	0.0%
				9,092	9,092	6.1%
Sub Total Control investments – United States				$22,692	$22,723	15.3%
TOTAL INVESTMENTS – 244.8%				$353,881	$362,532	244.8%

(1)
All investments valued using unobservable inputs (Level 3), unless otherwise noted.

(2)
All investments valued by the Board of Directors.

(3)
All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.

(4)
Percentages are based on net assets of  $148,113 as of December 31, 2019.

(5)
Capitala Finance Corp. generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Security Act.

(6)
The cash rate equals the approximate current yield on our last-out portion of the unitranche facility.

(7)
The investment is convertible to preferred equity.

(8)
The investment has a $2.6 million unfunded commitment.

(9)
The investment has been exited or sold. The residual value reflects estimated earnout, escrow, or other proceeds expected post-closing.

(10)
The equity investment is income producing, based on rate disclosed.

(11)
Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2019, 8.1% of the Company’s total assets were non-qualifying assets.

(12)
The investment has a $1.0 million unfunded commitment.

(13)
The investment has a $3.5 million unfunded commitment.

(14)
The investment has a $0.5 million unfunded commitment.

(15)
The investment has a $4.5 million unfunded commitment.

(16)
The maturity date of the original investment has been extended.

(17)
The company may elect to have 1.5% of its cash interest capitalized as paid-in-kind interest.

(18)
Investment is valued using observable inputs (Level 1). The stock of the company is traded on the NASDAQ Capital Market under the ticker “USWS.”

(19)
The investment has a $5.0 million unfunded commitment.

(20)
The investment has a $6.4 million unfunded commitment.

(21)
The investment is valued based on the net asset value of the company.

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

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2018
Portfolio Company, Country(1),(2),(3),(4),(19)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
CIS Secure Computing, Inc.	Government Services	Common Stock (46,163 shares)		$1,000	$1,681	0.9%
				11,428	12,109	6.4%
Corporate Visions, Inc.	Sales & Marketing Services	Subordinated Debt (9.0% Cash, 2.0% PIK, Due 11/29/21)	$18,940	18,940	18,679	9.8%
Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	817	0.4%
				20,515	19,496	10.2%
Currency Capital, LLC	Financial Services	First Lien Debt (13.4% Cash (1 month LIBOR + 11.0%, 0.5% Floor), Due 1/2/20)(8)	16,788	16,788	16,788	8.8%
Currency Capital, LLC	Financial Services	Class A Preferred Units (2,000,000 units)(8)		2,000	2,000	1.0%
				18,788	18,788	9.8%
Flavors Holdings, Inc.	Food Product Manufacturer	First Lien Debt (8.6% Cash (3 month LIBOR + 5.8%, 1.0% Floor), Due 4/3/20)	6,300	6,241	6,070	3.2%
Flavors Holdings, Inc.	Food Product Manufacturer	Second Lien Debt (12.8% Cash (3 month LIBOR + 10.0%, 1.0% Floor), Due 10/3/21)	12,000	11,809	11,265	5.9%
				18,050	17,335	9.1%
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (8.7% Cash (1 month LIBOR + 6.3%, 2.0% Floor), Due 12/20/23)(9)	250	250	250	0.1%
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (9.1% Cash, Due 12/20/23)(6)	6,000	6,000	6,000	3.1%
Freedom Electronics, LLC	Electronic Machine Repair	Membership Units (181,818 units)		182	182	0.1%
				6,432	6,432	3.3%
Installs, LLC	Logistics	First Lien Debt (9.3% Cash (1 month LIBOR + 7.0%, 1.8% Floor), Due 6/20/23)	2,984	2,984	2,984	1.6%
				2,984	2,984	1.6%
MC Sign Lessor Corp.	Advertising & Marketing Services	First Lien Debt (9.3% Cash (1 month LIBOR + 7.0%, 1.0% Floor), Due 12/22/22)(10)	—	—	—	0.0%
MC Sign Lessor Corp.	Advertising & Marketing Services	First Lien Debt (9.3% Cash (1 month LIBOR + 7.0%, 1.0% Floor), Due 12/22/22)(11)	3,905	3,905	3,905	2.0%
				3,905	3,905	2.0%
Nth Degree, Inc.	Business Services	First Lien Debt (13.9% Cash (1 month LIBOR + 11.5%, 1.0% Floor), 2.0% PIK, Due 3/29/23)(12)	7,346	7,346	7,346	3.9%
Nth Degree, Inc.	Business Services	Preferred Stock (2,400 Units, 10.0% PIK dividend)(5)		3,244	16,490	8.6%
				10,590	23,836	12.5%
Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (10.8% Cash (1 month LIBOR + 8.5%, 1.8% Floor), Due 8/21/23)	13,792	13,792	13,792	7.2%
				13,792	13,792	7.2%
Sunset Digital Holdings, LLC	Telecommunications	First Lien Debt (9.6% Cash (1 month LIBOR + 7.3%, 1.5% Floor), Due 8/2/19)	18,000	18,000	18,000	9.4%
				18,000	18,000	9.4%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2018
Portfolio Company, Country(1),(2),(3),(4),(19)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Sur La Table, Inc.	Retail	First Lien Debt (12.0% Cash, Due 7/28/20)	$15,000	$15,000	$14,979	7.9%
				15,000	14,979	7.9%
Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	758	0.4%
				758	758	0.4%
U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (10.1% Cash, Due 12/14/23)(6)(13)	7,000	7,000	7,000	3.7%
U.S. BioTek Laboratories, LLC	Testing laboratories	Class A Preferred Units (500 Units, 10.0% PIK)(5)		502	502	0.3%
U.S. BioTek Laboratories, LLC	Testing laboratories	Class C Units (500 Units)		1	1	0.0%
				7,503	7,503	4.0%
U.S. Well Services, Inc.	Oil & Gas Services	Class A Common Stock (77,073 shares) (8)		771	632	0.3%
U.S. Well Services, Inc.	Oil & Gas Services	Class B Common Stock (1,125,426 shares)(8)		6,701	9,229	4.9%
				7,472	9,861	5.2%
Vology, Inc.	Information Technology	Subordinated Debt (15.0% Cash (1 month LIBOR + 14.0%, 1.0% Ceiling), 4.0% PIK Due 6/30/20)	8,720	8,720	8,645	4.5%
				8,720	8,645	4.5%
Xirgo Technologies, LLC	Information Technology	Subordinated Debt (11.5% Cash, Due 3/1/22)	15,750	15,750	15,750	8.3%
Xirgo Technologies, LLC	Information Technology	Membership Units (600,000 units)		600	837	0.4%
				16,350	16,587	8.7%
Sub Total Non-control/non-affiliated investments – United States				268,298	283,965	148.9%
Non-control/non-affiliated investments – Brazil
Velum Global Credit Management, LLC	Financial Services	First Lien Debt (15.0% PIK, Due 12/31/17)(7)(8)(12)	14,277	11,816	2,878	1.5%
				11,816	2,878	1.5%
Sub Total Non-control/non-affiliated investments – Brazil				11,816	2,878	1.5%
Sub Total Non-control/non-affiliated investments				$280,114	$286,843	150.4%
Affiliate Investments – 48.8%
Affiliate investments – United States
Burgaflex Holdings, LLC	Automobile Part Manufacturer	First Lien Debt (12.0% Cash, 1.0% PIK, Due 3/23/21)	$14,801	$14,801	$14,384	7.5%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class A (1,253,198 shares)		1,504	—	0.0%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class B (900,000 shares)		300	—	0.0%
				16,605	14,384	7.5%
City Gear, LLC	Footwear Retail	Membership Unit Warrants (11.4% fully diluted)(14)		—	3,184	1.7%
				—	3,184	1.7%
Eastport Holdings, LLC	Business Services	Subordinated Debt (15.8% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/29/20)	16,500	15,496	16,500	8.7%
Eastport Holdings, LLC	Business Services	Membership Units (22.9% ownership)		3,263	17,610	9.2%
				18,759	34,110	17.9%
GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend)(5)		3,179	3,482	1.8%
See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments – (continued)
(in thousands, except for units/shares)
December 31, 2018
Portfolio Company, Country(1),(2),(3),(4),(19)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		$2	$1,325	0.7%
				3,181	4,807	2.5%
J&J Produce Holdings, Inc.	Produce Distribution	Subordinated Debt (13.0% Cash, Due 6/16/19)(12)	$6,406	6,406	6,210	3.3%
J&J Produce Holdings, Inc.	Produce Distribution	Common Stock (8,182 shares)		818	—	0.0%
J&J Produce Holdings, Inc.	Produce Distribution	Common Stock Warrants (6,369 shares)		—	—	0.0%
				7,224	6,210	3.3%
LJS Partners, LLC	QSR Franchisor	Common Stock (1,587,848 shares)		1,188	3,018	1.6%
				1,188	3,018	1.6%
MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12.0% Cash, Due 1/31/20)(12)	2,600	2,600	2,600	1.4%
MMI Holdings, LLC	Medical Device Distributor	Subordinated Debt (6.0% Cash, Due 1/31/20)(12)	400	388	400	0.2%
MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6.0% PIK Dividend)(5)		1,474	1,612	0.8%
MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		—	185	0.1%
				4,462	4,797	2.5%
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)		6,958	6,854	3.6%
				6,958	6,854	3.6%
US Bath Group, LLC	Building Products	First Lien Debt (11.4% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 1/2/23)	12,750	12,750	12,750	6.7%
US Bath Group, LLC	Building Products	Membership Units (500,000 units)		500	2,083	1.1%
				13,250	14,833	7.8%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Subordinated Debt(15)	—	673	742	0.4%
				673	742	0.4%
Sub Total Affiliate investments – United States				$72,300	$92,939	48.8%
Control Investments – 36.3%
Control investments – United States
AAE Acquisition, LLC	Industrial Equipment Rental	Second Lien Debt (6.0% Cash, Due 8/24/19)(12)	$16,327	$16,327	$16,327	8.6%
AAE Acquisition, LLC	Industrial Equipment Rental	Membership Units (2.2% fully diluted)		17	—	0.0%
AAE Acquisition, LLC	Industrial Equipment Rental	Warrants (37.8% fully diluted)		—	—	0.0%
				16,344	16,327	8.6%
CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (10.0% Cash, Due 5/24/19)(16)	1,708	1,708	1,708	0.9%
CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (12.0% Cash, 4.0% PIK, Due 6/30/19)(12)	8,889	8,889	8,889	4.6%
CableOrganizer Acquisition, LLC	Computer Supply Retail	Preferred Units (4,000,000 units)		2,354	—	0.0%
CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock (21.3% fully diluted)		1,394	—	0.0%
CableOrganizer Acquisition, LLC	Computer Supply Retail	Common Stock Warrants (10.0% fully diluted)		—	—	0.0%
				14,345	10,597	5.5%

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
December 31, 2019
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
December 31, 2019
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
The Company’s financial statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.
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
December 31, 2019
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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 2. Summary of Significant Accounting Policies – (continued)
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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 2. Summary of Significant Accounting Policies – (continued)
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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 2. Summary of Significant Accounting Policies – (continued)
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
Commitments and Contingencies
As of December 31, 2019, the Company had outstanding unfunded commitments related to debt and equity investments in existing portfolio companies of  $11.4 million (CSLF II), $4.5 million (Rapid Fire Protection, Inc), $3.5 million (J5 Infrastructure Partners, LLC), $2.6 million (BigMouth, Inc.), $1.0 million (Freedom Electronics, LLC), $1.0 million (U.S. BioTek Laboratories, LLC), and $0.5 million (Jurassic Quest Holdings, LLC). As of December 31, 2018, the Company had outstanding unfunded commitments related to debt and equity investments in existing portfolio companies of  $6.4 million (CSLF II), $5.0 million (Portrait Studio, LLC), $1.1 million (MC Sign Lessor, Corp), $1.0 million (U.S. BioTek Laboratories, LLC), $0.8 million (Freedom Electronics, LLC), and $0.3 million (CableOrganizer Acquisition, LLC).
The Company may invest in the same unitranche facility as CSLF II whereby CSLF II provides the first-out portion of the unitranche facility and the Company and other lenders provide the last-out portion of the unitranche facility. Under a guarantee agreement, the Company may be required to purchase its pro-rata portion of first-out loans from CSLF II upon certain triggering events, including acceleration upon payment default of the underlying borrower. As of December 31, 2019, the Company has evaluated the fair value of the guarantee under the guidance of ASC Topic 460 — Guarantees and determined that the fair value of the guarantee is immaterial as the risk of payment default for first-out loans in CSLF II is considered remote. The maximum exposure to credit risk as of December 31, 2019 and 2018, was $10.3 million and $4.3 million, respectively, and extends to the stated maturity of the underlying loans in CSLF II.
In the ordinary course of business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that could lead to the execution of these provisions against the Company. Based on its history and experience, management believes that the likelihood of such an event is remote.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 2. Summary of Significant Accounting Policies – (continued)
In the ordinary course of business, the Company may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Company or result in direct losses to the Company. The nature of litigation can make it difficult to predict the impact a particular lawsuit will have on the Company. There are many reasons that the Company cannot make these assessments, including, among others, one or more of the following: the proceeding is in its early stages; the damages sought are unspecified, unsupportable, unexplained or uncertain; discovery has not started or is not complete; there are significant facts in dispute; and there are other parties who may share in any ultimate liability.
In management’s opinion, no direct losses with respect to litigation contingencies were probable as of December 31, 2019 and 2018. Management is of the opinion that the ultimate resolution of such claims, if any, will not materially affect the Company’s business, financial position, results of operations or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to litigation contingencies.
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
In 2017, the Company elected to amend its tax year end from August 31 to December 31 and filed a tax return for the four months ended December 31, 2017. The tax periods ended December 31, 2019, December 31, 2018, December 31, 2017, and August 31, 2017 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the years ended December 31, 2019, 2018 and 2017. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.
The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of December 31, 2019 and 2018, the Company recorded a net deferred tax asset of  $0.0 and $0.6 million, respectively. For the years ended December 31, 2019, 2018, and 2017, the Company recorded a deferred tax benefit (provision) of  $(0.6) million, $1.9 million, and $(1.3) million, respectively. As of December 31, 2019 and 2018, the valuation allowance on the Company’s deferred tax asset was $3.2 million and $0.4 million, respectively. For the years ended December 31, 2019, 2018, and 2017, the Company recognized an increase in the valuation allowance of  $2.8 million, $0.0 million, and $0.4 million, respectively.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 2. Summary of Significant Accounting Policies – (continued)
In accordance with certain applicable U.S. Treasury regulations and guidance issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive its entire distribution in either cash or stock of the RIC, subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. For income tax purposes, the Company has paid distributions on its common stock from ordinary income in the amount of $13.4 million, $16.0 million, $6.1 million, and $25.2 million during the tax periods ended December 31, 2019, December 31, 2018, December 31, 2017, and August 31, 2017, respectively. For income tax purposes, the Company has paid distributions on its common stock that were accounted for as a return of capital in the amount of  $2.7 million for the tax year ended December 31, 2019. For the tax periods ended December 31, 2018, December 31, 2017, and August 31, 2017, there was no return of capital.
ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of December 31, 2019 and 2018, there were no uncertain tax positions.
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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 2. Summary of Significant Accounting Policies – (continued)
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
Note 3. Recent Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2018-13, Disclosure Framework — Changes to the Disclosure Requirement for Fair Value Measurement. The FASB issued the amendments as part of the disclosure framework project which is intended to improve the effectiveness of fair value disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of the financial statements. The standard is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2019. Management has evaluated the impact of adoption of ASU 2018-13 and determined that these changes will not have a significant impact on the Company’s consolidated financial statements and disclosures.
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
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 3. Recent Accounting Pronouncements – (continued)
entitled in exchange for those goods or services. The new guidance significantly enhances comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. The new guidance became effective for the annual reporting period beginning January 1, 2018, including interim periods within that reporting period. The Company completed its assessment in evaluating the potential impact on its consolidated financial statements and based on its assessment, determined that its financial contracts are excluded from the scope of ASU 2014-09. As a result of the scope exception for financial contracts, the Company’s management has determined that there were no material changes to the recognition, timing, and classification of revenues and expenses; additionally, the Company’s management determined that the adoption of ASU 2014-09 did not have a significant impact on its consolidated financial statement disclosures.
Note 4. Investments and Fair Value Measurements
The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests in first lien loans, second lien loans, subordinated loans and, to a lesser extent, equity securities issued by lower middle-market companies and traditional middle-market companies. As of December 31, 2019, our portfolio consisted of investments in 43 portfolio companies with a fair value of approximately $362.5 million.
Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt in one debt security, bifurcating the loan into a first-out tranche and last-out tranche. As of December 31, 2019, 18.1% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2018, 13.7% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.
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
During the year ended December 31, 2019, the Company made approximately $77.8 million of investments and had approximately $128.1 million in repayments and sales resulting in net repayments and sales of approximately $50.3 million for the year. During the year ended December 31, 2018, the Company made approximately $107.8 million of investments and had approximately $123.5 million in repayments and sales resulting in net repayments and sales of approximately $15.7 million for the year. During the year ended December 31, 2017, the Company made approximately $82.8 million of investments and had approximately $115.8 million in repayments and sales resulting in net repayments and sales of approximately $33.0 million for the year.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 4. Investments and Fair Value Measurements – (continued)
During the year ended December 31, 2019, the Company funded $6.7 million of previously committed capital to existing portfolio companies. During the year ended December 31, 2019, the Company funded $71.1 million of investments in portfolio companies for which it was not previously committed to fund. During the year ended December 31, 2018, the Company funded $6.5 million of previously committed capital to existing portfolio companies. During the year ended December 31, 2018, the Company funded $101.3 million of investments in portfolio companies for which it was not previously committed to fund. During the year ended December 31, 2017, the Company funded $5.9 million of previously committed capital to existing portfolio companies. During the year ended December 31, 2017, the Company funded $76.9 million of investments in portfolio companies for which it was not previously committed to fund. During the years ended December 31, 2019 and 2018, the Company did not assist any portfolio companies in obtaining indirect financing. During the year ended December 31, 2017, the Company assisted one portfolio company in obtaining indirect financing by providing a limited guarantee. During the years ended December 31, 2019, 2018, and 2017, the Company did not lead any syndicates.
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
The composition of our investments as of December 31, 2019, at amortized cost and fair value was as follows (dollars in thousands):
	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$235,646	66.6%	$231,203	63.8%
Second Lien Debt	17,553	5.0	17,287	4.7
Subordinated Debt	36,526	10.3	36,570	10.1
Equity and Warrants	50,556	14.3	63,841	17.6
Capitala Senior Loan Fund II, LLC	13,600	3.8	13,631	3.8
Total	$353,881	100.0%	$362,532	100.0%

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
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
December 31, 2019
Note 4. Investments and Fair Value Measurements – (continued)
The following table presents the fair value measurements of investments, by major class, as of December 31, 2019 (dollars in thousands), according to the fair value hierarchy:
	Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$231,203	$231,203
Second Lien Debt	—	—	17,287	17,287
Subordinated Debt	—	—	36,570	36,570
Equity and Warrants	2,273	—	61,568	63,841
Total	$2,273	$—	$346,628	$348,901

(1)
Excludes our $13.6 million investment in CSLF II, measured at NAV.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2019 (dollars in thousands):
	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Warrants	Total
Balance as of January 1, 2019	$237,570	$32,495	$73,113	$92,054	$435,232
Reclassifications	(2,773)	—	(5,215)	7,988	—
Repayments/sales	(65,495)	—	(27,843)	(34,784)	(128,122)
Purchases	70,184	4,511	—	3,136	77,831
Payment in-kind interest and dividends accrued	1,173	317	652	820	2,962
Accretion of original issue discount	241	96	659	—	996
Realized gain (loss) from investments	(19,859)	(20,411)	(4,288)	24,802	(19,756)
Net unrealized appreciation (depreciation) on investments	10,162	279	(508)	(22,587)	(12,654)
Transfers out of Level 3	—	—	—	(9,861)	(9,861)
Balance as of December 31, 2019	$231,203	$17,287	$36,570	$61,568	$346,628

(1)
Excludes our $13.6 million investment in CSLF II, measured at NAV.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 4. Investments and Fair Value Measurements – (continued)
(2)
The Company’s investment in U.S. Well Services, Inc. is traded on the NASDAQ Capital Market under the ticker “USWS”. Because the Company’s investment is now traded in an active market, the Company has reclassified its investment in U.S. Well Services, Inc. from Level 3 to Level 1 of the fair value hierarchy. Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. The unrealized depreciation on the Company’s investment in U.S. Well Services, Inc. for the year ended December 31, 2019 was $(7.6) million.

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
The net change in unrealized depreciation on investments held as of December 31, 2019 and 2018, was $(13.5) million and $(32.7) million, respectively, and is included in net unrealized depreciation on investments on the consolidated statements of operations.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 4. Investments and Fair Value Measurements – (continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2019 were as follows:
	Fair Value (in millions)(2)	Valuation Approach	Unobservable Input	Range (Weighted Average)
First lien debt	$211.2	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	7.0% – 20.0% (12.0%) 1.5x – 7.9x (3.8x) $0.8 million – $114.0 million ($13.6 million)
First lien debt	$20.0	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	6.0x – 6.0x (6.0x) $2.9 million – $2.9 million ($2.9 million) 1.0x – 1.1x (1.1x) $13.3 million – $21.6 million ($19.5 million)
Second lien debt	$17.3	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	13.5% – 15.0% (13.7%) 4.6x – 5.5x (4.9x) $2.7 million – $74.5 million ($68.3 million)
Subordinated debt	$36.6	Income and Asset(1)	Required Rate of Return Leverage Ratio Adjusted EBITDA	6.0% – 14.9% (13.4%) 3.0x – 7.0x (5.5x) $1.8 million – $22.3 million ($15.5 million)
Equity and warrants	$61.6	Enterprise Value Waterfall and Asset(1)	Revenue Multiple Revenue EBITDA Multiple Adjusted EBITDA	0.4x – 4.7x (0.8x) $17.1 million – $566.2 million ($406.6 million) 3.9x – 10.0x (7.3x) $1.8 million – $25.1 million ($11.7 million)

(1)
$2.0 million in first lien debt, $0.7 million in subordinated debt, and $4.9 million in equity and warrants were valued using the asset approach.

(2)
Excludes our $13.6 million investment in CSLF II, measured at NAV.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 4. Investments and Fair Value Measurements – (continued)
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
As of December 31, 2019 and 2018, $13.6 million and $3.4 million in equity capital had been contributed by Capitala and Trinity, respectively. As of December 31, 2019 and 2018, the Company and Trinity had $6.4 million and $1.6 million of unfunded equity capital commitments outstanding, respectively. The Company’s equity investment in CSLF II is not redeemable.
For the years ended December 31, 2019 and 2018, the Company received $1.0 million and $0.0, respectively, in dividend income from its equity interest in CSLF II.
On September 3, 2019, CSLF II entered into a senior secured revolving credit facility (the “CSLF II Credit Facility”) with KeyBank Specialty Finance Lending, an affiliate of KeyCorp. The CSLF II Credit Facility currently provides for borrowings up to $60.0 million, subject to certain borrowing base restrictions. Borrowings under the CSLF II Credit Facility bear interest at a rate of 1-month LIBOR + 2.25%. Beginning the quarter ended March 31, 2020, CSLF II will incur unused fees of  .35% when utilization of the CSLF II Credit Facility exceeds 50% and .65% when utilization of the CSLF II Credit Facility is less than 50%. The CSLF II Credit Facility matures on September 2, 2024.
As of December 31, 2019, $12.7 million was outstanding under the CSLF II Credit Facility. For the year ended December 31, 2019, CSLF II incurred $0.2 million of interest and financing expenses.
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
As of December 31, 2019, $0.0 was outstanding on the Subordinated Notes. As of December 31, 2019, the Company and Trinity had $5.0 million and $20.0 million of unfunded commitments related to the Subordinated Notes, respectively. For the year ended December 31, 2019, the Company did not incur any interest and financing expenses related to the Subordinated Notes.
Below is a summary of CSLF II’s portfolio as of December 31, 2019 and 2018 (dollars in thousands):
	December 31, 2019	December 31, 2018
First lien loans(1)	$28,396	$10,000
Weighted average current interest rate on first lien loans	6.4%	7.6%
Number of portfolio companies	5	2
Largest portfolio company investment(1)	$7,443	$5,550
Total of five largest portfolio company investments(1)(2)	$28,396	$10,000

(1)
Based on principal amount outstanding at year end.

(2)
Only two investments held as of December 31, 2018.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 4. Investments and Fair Value Measurements – (continued)
Below is CSLF II’s schedule of investments as of December 31, 2019 (dollars in thousands):
Portfolio Company	Industry	Type of Investment	Principal Amount	Cost	Fair Value
Investments at Fair Value
Freedom Electronics, LLC	Electronics	First Lien Debt (7.0% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	$5,445	$5,445	$5,445
Installs, LLC	Logistics	First Lien Debt (5.8% Cash (1 month LIBOR + 4.0%, 1.8% Floor), Due 6/20/23)	7,443	7,443	7,443
RAM Payment, LLC	Financial Services	First Lien Debt (6.7% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	6,653	6,653	6,653
Rapid Fire Protection, Inc.(1)	Security System Services	First Lien Debt (5.5% Cash (1 month LIBOR + 3.8%, 1.8% Floor), Due 11/22/24)	4,400	4,400	4,400
U.S. BioTek Laboratories, LLC	Testing Laboratories	First Lien Debt (7.0% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	4,455	4,455	4,455
TOTAL INVESTMENTS			$28,396	$28,396	$28,396

(1)
The investment has a $3.0 million unfunded commitment.

Below is CSLF II’s schedule of investments as of December 31, 2018 (dollars in thousands):
Portfolio Company	Industry	Type of Investment	Principal Amount	Cost	Fair Value
Investments at Fair Value
Freedom Electronics, LLC	Electronics	First Lien Debt (7.5% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	$5,500	$5,500	$5,500
U.S. BioTek Laboratories, LLC	Testing Laboratories	First Lien Debt (7.8% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	4,500	4,500	4,500
TOTAL INVESTMENTS			$10,000	$10,000	$10,000

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 4. Investments and Fair Value Measurements – (continued)
Below are the statements of assets and liabilities for CSLF II as of December 31, 2019 and 2018 (dollars in thousands):
	December 31, 2019	December 31, 2018
ASSETS
Investments at fair value (amortized cost of $28,396 and $10,000, respectively)	$28,396	$10,000
Cash and cash equivalents	704	7,100
Interest receivable	151	31
Other assets	7	—
Total assets	$29,258	$17,131
LIABILITIES
Credit facility (net of deferred financing costs of $621 and $0, respectively)	$12,079	$—
Interest and financing fees payable	113	—
Accounts payable	27	12
Total liabilities	$12,219	$12
NET ASSETS
Members’ capital	$17,039	$17,119
Total net assets	$17,039	$17,119
Below are the statements of operations for CSLF II (dollars in thousands):
	For the Year Ended December 31, 2019	For the period from December 20, 2018 (commencement of operations) to December 31, 2018
INVESTMENT INCOME
Interest income	$1,372	$31
Fee income	175	100
Total investment income	$1,547	$131
EXPENSES
Interest and financing expenses	$151	$—
General and administrative expenses	176	12
Total expenses	$327	$12
NET INVESTMENT INCOME	$1,220	$119
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,220	$119

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 5. Transactions With Affiliated Companies
During the year ended December 31, 2019, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):
Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2018 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2019 Fair Value
Affiliate investments
Burgaflex Holdings, LLC	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	$14,421	$1,837	$14,384	$370	$(750)	$—	$417	$14,421
Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)		—	—	62	—	—	573	635
Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)		—	—	—	—	—	—	—
			1,837	14,384	432	(750)	—	990	15,056
City Gear, LLC	Membership Unit Warrants		—	3,184	111	—	(111)	142	3,326
			—	3,184	111	—	(111)	142	3,326
Eastport Holdings, LLC	Subordinated Debt (14.9% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 12/29/21)	16,500	3,230	16,500	659	—	—	(659)	16,500
Eastport Holdings, LLC	Membership Units (22.9% ownership)		—	17,610	—	—	—	212	17,822
			3,230	34,110	659	—	—	(447)	34,322
GA Communications, Inc.(5)	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend)		—	3,482	299	—	—	(20)	3,761
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)		—	1,325	—	—	—	(824)	501
			—	4,807	299	—	—	(844)	4,262
J&J Produce Holdings, Inc.	Subordinated Debt (13.0% Cash, Due 6/16/19)	—	485	6,210	—	(5,788)	(618)	196	—
J&J Produce Holdings, Inc.	Common Stock (8,182 shares)		—	—	—	—	(818)	818	—
J&J Produce Holdings, Inc.	Common Stock Warrants (6,369 shares)		—	—	—	—	—	—	—
			485	6,210	—	(5,788)	(1,436)	1,014	—
LJS Partners, LLC	Preferred Units (92,924 units)		—	—	293	—	—	79	372
LJS Partners, LLC	Common Membership Units (2,593,234 units)		—	3,018	327	(293)	—	(1,543)	1,509
			—	3,018	620	(293)	—	(1,464)	1,881
MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 1/31/21)	2,600	316	2,600	—	—	—	—	2,600
MMI Holdings, LLC	Subordinated Debt (6.0% Cash, Due 1/31/21)	400	24	400	—	—	—	—	400
MMI Holdings, LLC(5)	Preferred Units (1,000 units, 6.0% PIK Dividend)		—	1,612	98	—	—	—	1,710
MMI Holdings, LLC	Common Membership Units (45 units)		—	185	—	—	—	9	194
			340	4,797	98	—	—	9	4,904

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 5. Transactions With Affiliated Companies – (continued)
Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2018 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2019 Fair Value
Navis Holdings, Inc.	First Lien Debt (11.0% Cash, Due 6/30/23)	$10,100	$568	$—	$10,100	$—	$—	$—	$10,100
Navis Holdings, Inc.(5)	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend)		50	—	1,000	—	—	—	1,000
Navis Holdings, Inc.	Common Stock (60,000 shares)		—	—	—	—	—	464	464
			618	—	11,100	—	—	464	11,564
Nth Degree Investment Group, LLC	Membership Units (6,088,000 Units)		—	—	6,088	—	—	—	6,088
			—	—	6,088	—	—	—	6,088
RAM Payment, LLC	First Lien Debt (10.0% Cash, Due 1/4/24)	9,019	1,212	—	9,489	(470)	—	—	9,019
RAM Payment, LLC (5)	Preferred Units (86,000 Units, 8.0% PIK Dividend)		—	—	928	—	—	797	1,725
			1,212	—	10,417	(470)	—	797	10,744
Sierra Hamilton Holdings Corporation	Second Lien Debt (15.0% PIK, Due 9/12/23)	782	3	—	748	—	—	—	748
Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)		—	6,854	—	—	—	(1,694)	5,160
			3	6,854	748	—	—	(1,694)	5,908
US Bath Group, LLC	First Lien Debt (11.5% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 1/2/23)	—	676	12,750	—	(12,750)	—	—	—
US Bath Group, LLC	Membership Units (500,000 units)		—	2,083	—	(4,323)	3,823	(1,583)	—
			676	14,833	—	(17,073)	3,823	(1,583)	—
V12 Holdings, Inc.	Subordinated Debt		—	742	—	(30)	12	(16)	708
			—	742	—	(30)	12	(16)	708
Total Affiliate investments			$8,401	$92,939	$30,572	$(24,404)	$2,288	$(2,632)	$98,763
Control investments
AAE Acquisition, LLC	Second Lien Debt (6.0% PIK, Due 8/24/19)	$—	$—	$16,327	$4,084	$—	$(20,411)	$—	$—
AAE Acquisition, LLC	Membership Units (2.2% fully diluted)		—	—	—	—	(17)	17	—
AAE Acquisition, LLC	Warrants (58.9% fully diluted)		—	—	—	—	—	—	—
			—	16,327	4,084	—	(20,428)	17	—
CableOrganizer Acquisition, LLC	First Lien Debt (8.0% Cash, Due 6/30/21)	—	72	1,708	1,842	(3,550)	—	—	—
CableOrganizer Acquisition, LLC	First Lien Debt (8.0% Cash, Due 6/30/21)	—	148	8,889	—	(3,424)	(5,465)	—	—
CableOrganizer Acquisition, LLC	Preferred Units – Series A1 (7,200,000 units)		—	—	5,373	—	(5,373)	—	—

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 5. Transactions With Affiliated Companies – (continued)
Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2018 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2019 Fair Value
CableOrganizer Acquisition, LLC	Preferred Units – Series A (4,000,000 units)		$—	$—	$—	$—	$(2,354)	$2,354	$—
CableOrganizer Acquisition, LLC	Common Stock (14.9% fully diluted)		—	—	—	—	(1,394)	1,394	—
CableOrganizer Acquisition, LLC	Common Stock Warrants (40.0% fully diluted)		—	—	—	—	—	—	—
			220	10,597	7,215	(6,974)	(14,586)	3,748	—
Capitala Senior Loan Fund II, LLC	Subordinated Debt (6.7% Cash (1 month LIBOR + 5.0)%, Due 9/3/24)	$—	—	—	—	—	—	—	—
Capitala Senior Loan Fund II, LLC	Membership Units (80.0% ownership)		1,040	13,695	—	—	—	(64)	13,631
			1,040	13,695	—	—	—	(64)	13,631
Micro Precision, LLC	Subordinated Debt (10.0% Cash, Due 3/31/20)	—	106	1,862	—	(1,862)	—	—	—
Micro Precision, LLC	Subordinated Debt (14.0% Cash, 4.0% PIK, Due 3/31/20)	—	350	4,325	88	(4,413)	—	—	—
Micro Precision, LLC	Series A Preferred Units (47 units)		814	2,817	—	(1,629)	—	(1,188)	—
			1,270	9,004	88	(7,904)	—	(1,188)	—
Navis Holdings, Inc.	First Lien Debt (11.0% Cash, Due 6/30/23)	—	566	7,500	—	(7,500)	—	—	—
Navis Holdings, Inc. (5)	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend)		50	1,000	—	(1,000)	—	—	—
Navis Holdings, Inc.	Common Stock (60,000 shares)		—	4,348	—	(2,600)	2,599	(4,347)	—
			616	12,848	—	(11,100)	2,599	(4,347)	—
Portrait Studio, LLC	First Lien Debt (9.0% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 2.0% Ceiling), Due 12/31/22)	—	98	—	3,540	(3,540)	—	—	—
Portrait Studio, LLC	First Lien Debt (9.1% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 5.0% Ceiling), Due 12/31/22)	—	107	4,500	—	(792)	(3,708)	—	—
Portrait Studio, LLC	Preferred Units (4,350,000 Units)		—	2,174	—	—	(2,450)	276	—
Portrait Studio, LLC	Membership Units (150,000 Units)		—	—	—	—	—	—	—
			205	6,674	3,540	(4,332)	(6,158)	276	—
Vology, Inc.	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 12/31/21)	3,877	119	—	3,877	—	—	—	3,877

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 5. Transactions With Affiliated Companies – (continued)
Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2018 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2019 Fair Value
Vology, Inc.	Class A Preferred Units (9,041,810 Units)		$—	$—	$5,215	$—	$—	$—	$5,215
Vology, Inc.	Membership Units (5,363,982 Units)		—	—	—	—	—	—	—
			119	—	9,092	—	—	—	9,092
Total Control investments			$3,470	$69,145	$24,019	$(30,310)	$(38,573)	$(1,558)	$22,723

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
December 31, 2019
Note 5. Transactions With Affiliated Companies – (continued)
During the year ended December 31, 2018, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):
Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2017 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2018 Fair Value
Affiliate investments
AAE Acquisition, LLC	Second Lien Debt (6.0% Cash, Due 8/24/19)	$—	$479	$15,603	$320	$(16,165)	$—	$242	$—
AAE Acquisition, LLC	Membership Units (2.2% fully diluted)		—	—	—	(17)	—	17	—
AAE Acquisition, LLC	Warrants (37.8% fully diluted)		—	—	—	—	—	—	—
			479	15,603	320	(16,182)	—	259	—
Burgaflex Holdings, LLC	First Lien Debt (12.0% Cash, 1.0% PIK, Due 3/23/21)	14,801	1,390	—	14,801	—	—	(417)	14,384
Burgaflex Holdings, LLC	Subordinated Debt (14.0% Cash, Due 8/9/19)	—	116	3,000	—	(3,000)	—	—	—
Burgaflex Holdings, LLC	Subordinated Debt (12.0% Cash, Due 8/9/19)	—	199	5,828	—	(5,828)	—	—	—
Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)		—	457	—	—	—	(457)	—
Burgaflex Holdings, LLC	Common Stock Class B (900,000 shares)		—	—	300	—	—	(300)	—
			1,705	9,285	15,101	(8,828)	—	(1,174)	14,384
Chef’n Corporation	Series A Preferred Stock (1,000,000 shares)		—	—	—	(644)	644	—	—
			—	—	—	(644)	644	—	—
City Gear, LLC	Subordinated Debt (13.0% Cash, Due 10/20/19)	—	918	8,231	—	(8,231)	—	—	—
City Gear, LLC(5)	Preferred Membership Units (2.8% fully diluted, 9.0% Cash Dividend)		117	1,269	—	(1,269)	—	—	—
City Gear, LLC	Membership Unit Warrants (11.4% fully diluted)		—	8,248	—	(1,908)	1,908	(5,064)	3,184
			1,035	17,748	—	(11,408)	1,908	(5,064)	3,184
Eastport Holdings, LLC	Subordinated Debt (15.8% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/29/20)	16,500	1,168	—	15,496	—	—	1,004	16,500
Eastport Holdings, LLC	Membership Units (22.9% ownership)		—	—	4,733	(1,470)	—	14,347	17,610
			1,168	—	20,229	(1,470)	—	15,351	34,110

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 5. Transactions With Affiliated Companies – (continued)
Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2017 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2018 Fair Value
GA Communications, Inc.(5)	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend)		$—	$3,225	$276	$—	$—	$(19)	$3,482
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)		—	1,932	—	—	—	(607)	1,325
			—	5,157	276	—	—	(626)	4,807
J&J Produce Holdings, Inc.	Subordinated Debt (13.0% Cash, Due 6/16/19)	$6,406	805	6,170	38	—	—	2	6,210
J&J Produce Holdings, Inc.	Common Stock (8,182 shares)		—	—	—	—	—	—	—
J&J Produce Holdings, Inc.	Common Stock Warrants (6,369 shares)		—	—	—	—	—	—	—
			805	6,170	38	—	—	2	6,210
LJS Partners, LLC	Common Stock (1,587,848 shares)		—	7,650	293	—	—	(4,925)	3,018
			—	7,650	293	—	—	(4,925)	3,018
MJC Holdings, LLC	Series A Preferred Units (2,000,000 units)		—	—	—	(28)	28	—	—
			—	—	—	(28)	28	—	—
MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 1/31/20)	2,600	317	2,600	—	—	—	—	2,600
MMI Holdings, LLC	Subordinated Debt (6.0% Cash, Due 1/31/20)	400	24	400	—	—	—	—	400
MMI Holdings, LLC(5)	Preferred Units (1,000 units, 6.0% PIK Dividend)		—	1,520	92	—	—	—	1,612
MMI Holdings, LLC	Common Membership Units (45 units)		—	193	—	—	—	(8)	185
			341	4,713	92	—	—	(8)	4,797
MTI Holdings, LLC	Membership Units (2,000,000 units)		—	100	—	(139)	139	(100)	—
			—	100	—	(139)	139	(100)	—
Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)		—	8,528	—	—	—	(1,674)	6,854
			—	8,528	—	—	—	(1,674)	6,854
Source Capital Penray, LLC	Membership Units (11.3% ownership)		121	101	—	—	—	(101)	—
			121	101	—	—	—	(101)	—
STX Healthcare Management Services, Inc.	Common Stock (1,200,000 shares)		—	93	—	(108)	108	(93)	—
			—	93	—	(108)	108	(93)	—
US Bath Group, LLC	First Lien Debt (11.4% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 1/2/23)	12,750	1,806	—	15,000	(2,250)	—	—	12,750

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 5. Transactions With Affiliated Companies – (continued)
Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2017 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2018 Fair Value
US Bath Group, LLC	Membership Units (500,000 units)		$—	$—	$500	$—	$—	$1,583	$2,083
			1,806	—	15,500	(2,250)	—	1,583	14,833
U.S. Well Services, LLC	First Lien Debt (8.3% Cash (1 month LIBOR + 6.0%, 1.0% Floor), Due 2/2/22)	$—	156	2,299	—	(2,299)	—	—	—
U.S. Well Services, LLC	First Lien Debt (13.3% PIK (1 month LIBOR + 11.0%, 1.0% Floor), Due 2/2/22)	—	567	9,516	409	(9,925)	—	—	—
U.S. Well Services, LLC	Class A Units (5,680,688 Units)		—	15,004	—	(6,260)	—	(8,744)	—
U.S. Well Services, LLC	Class B Units (2,076,298 Units)		—	955	—	(441)	—	(514)	—
			723	27,774	409	(18,925)	—	(9,258)	—
V12 Holdings, Inc.	Subordinated Debt	—	—	1,035	—	(232)	93	(154)	742
			—	1,035	—	(232)	93	(154)	742
Total Affiliate investments			$8,183	$103,957	$52,258	$(60,214)	$2,920	$(5,982)	$92,939
Control investments
AAE Acquisition, LLC	Second Lien Debt (6.0% Cash, Due 8/24/19)	$16,327	$488	$—	$16,327	$—	$—	$—	$16,327
AAE Acquisition, LLC	Membership Units (2.2% fully diluted)		—	—	17	—	—	(17)	—
AAE Acquisition, LLC	Warrants (37.8% fully diluted)		—	—	—	—	—	—	—
			488	—	16,344	—	—	(17)	16,327
CableOrganizer Acquisition, LLC	First Lien Debt (10.0% Cash, Due 5/24/19)	1,708	121	—	1,708	—	—	—	1,708
CableOrganizer Acquisition, LLC	First Lien Debt (12.0% Cash, 4.0% PIK, Due 6/30/19)	8,889	1,173	12,373	515	(2,354)	(1,646)	1	8,889
CableOrganizer Acquisition, LLC	Preferred Units (4,000,000 units)			—	2,354	—	—	(2,354)	—
CableOrganizer Acquisition, LLC	Common Stock (21.3% fully diluted)		—	118	—	—	—	(118)	—
CableOrganizer Acquisition, LLC	Common Stock Warrants (10.0% fully diluted)		—	60	—	—	—	(60)	—
			1,294	12,551	4,577	(2,354)	(1,646)	(2,531)	10,597
Capitala Senior Loan Fund II, LLC	Membership Units (80.0% ownership)		—	—	13,600	—	—	95	13,695
			—	—	13,600	—	—	95	13,695
Eastport Holdings, LLC	Subordinated Debt (15.8% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/29/20)	—	2,144	16,500	493	(15,231)	—	(1,762)	—

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 5. Transactions With Affiliated Companies – (continued)
Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2017 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2018 Fair Value
Eastport Holdings, LLC	Membership Units (22.9% ownership)		$—	$26,449	$—	$(4,733)	$—	$(21,716)	$—
			2,144	42,949	493	(19,964)	—	(23,478)	—
Kelle’s Transport Service, LLC	First Lien Debt (4.0% Cash, Due 2/15/20)	$—	82	2,000	1,300	(3,300)	—	—	—
Kelle’s Transport Service, LLC	First Lien Debt (2.2% Cash, Due 2/15/20)	—	126	9,560	—	(10,000)	(3,669)	4,109	—
Kelle’s Transport Service, LLC	Membership Units (27.5% fully diluted)		—	—	—	—	—	—	—
			208	11,560	1,300	(13,300)	(3,669)	4,109	—
Micro Precision, LLC	Subordinated Debt (10.0% Cash, Due 1/1/19)	1,862	186	1,862	—	—	—	—	1,862
Micro Precision, LLC	Subordinated Debt (14.0% Cash, 4.0% PIK, Due 1/1/19)	4,325	601	4,154	171	—	—	—	4,325
Micro Precision, LLC	Series A Preferred Units (47 units)		—	1,629	—	—	—	1,188	2,817
			787	7,645	171	—	—	1,188	9,004
Navis Holdings, Inc.	First Lien Debt (15.0% Cash, Due 10/30/20)	7,500	1,149	6,500	1,000	—	—	—	7,500
Navis Holdings, Inc. (5)	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend)		100	1,000	—	—	—	—	1,000
Navis Holdings, Inc.	Common Stock (300,000 shares)		—	5,005	—	—	—	(657)	4,348
			1,249	12,505	1,000	—	—	(657)	12,848
On-Site Fuel Service, Inc.	First Lien Debt (18.0% Cash, Due 12/19/18)	—	30	—	11,020	—	(11,020)	—	—
On-Site Fuel Service, Inc.	Subordinated Debt (18.0% Cash, Due 12/19/18)	—	—	11,588	—	(11,020)	—	(568)	—
On-Site Fuel Service, Inc.	Series A Preferred Stock (32,782 shares)		—	—	—	—	(3,278)	3,278	—
On-Site Fuel Service, Inc.	Series B Preferred Stock (23,648 shares)		—	—	—	—	(2,364)	2,364	—
On-Site Fuel Service, Inc.	Common Stock (33,058 shares)		—	—	—	—	(33)	33	—
			30	11,588	11,020	(11,020)	(16,695)	5,107	—
Portrait Studio, LLC	First Lien Debt (9.0% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 2.0% Ceiling), Due 12/31/22)	—	167	1,860	2,400	(4,260)	—	—	—
Portrait Studio, LLC	First Lien Debt (9.4% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 5.0% Ceiling), Due 12/31/22)	4,500	435	4,500	—	—	—	—	4,500
Portrait Studio, LLC	Preferred Units (4,350,000 Units)		—	2,450	—	—	—	(276)	2,174

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 5. Transactions With Affiliated Companies – (continued)
Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2017 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2018 Fair Value
Portrait Studio, LLC	Membership Units (150,000 Units)		$—	$—	$—	$—	$—	$—	$—
			602	8,810	2,400	(4,260)	—	(276)	6,674
Total Control investments			$6,802	$107,608	$50,905	$(50,898)	$(22,010)	$(16,460)	$69,145

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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 6. Agreements – (continued)
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
The incentive fee consists of the following two parts:
The first part of the incentive fee is calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to our Administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 2.0% per quarter (8.0% annualized). The net investment income used to calculate this part of the incentive fee is also included in the amount of the gross assets used to calculate the 1.75% base management fee. The Company pays the Investment Advisor an incentive fee with respect to the pre-incentive fee net investment income in each calendar quarter as follows:
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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 6. Agreements – (continued)
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
The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Advisor that would, when taken together with all other incentive fees paid to the Investment Advisor during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of  (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. As of December 31, 2019 and 2018, the Company had incentive fees payable to the Investment Advisor of $3.7 million and $2.5 million, respectively.
For the years ended December 31, 2019, 2018 and 2017, the Company incurred $8.0 million, $9.0 million and $9.8 million in base management fees, respectively. The Company incurred $1.5 million, $0.2 million and $1.3 million in incentive fees related to pre-incentive fee net investment income for the years ended December 31, 2019, 2018 and 2017, respectively. For the years ended December 31, 2019, 2018 and 2017, our Investment Advisor waived incentive fees of  $0.3 million, $0.0 and $1.0 million, respectively.
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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 6. Agreements – (continued)
associated with such functions on a direct basis without any incremental profit to our Administrator. Stockholder approval is not required to amend the Administration Agreement.
For the years ended December 31, 2019, 2018 and 2017 the Company paid the Administrator $1.4 million, $1.4 million and $1.1 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.
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
Note 7. Related Party Transactions
As of December 31, 2019 and 2018, the Company had $3.7 million and $2.5 million, respectively, of management and incentive fees payable to the Investment Advisor. These amounts are reflected in the accompanying consolidated statements of assets and liabilities under the caption “Management and incentive fees payable.”
The Company may invest in the same unitranche facility as CSLF II whereby CSLF II provides the first-out portion of the unitranche facility and the Company and other lenders provide the last-out portion of the unitranche facility. Under a guarantee agreement, the Company may be required to purchase its pro-rata portion of first-out loans from CSLF II upon certain triggering events, including acceleration upon payment default of the underlying borrower. As of December 31, 2019, the Company has evaluated the fair value of the guarantee under the guidance of ASC Topic 460 — Guarantees and determined that the fair value of the guarantee is immaterial as the risk of payment default for first-out loans in CSLF II is considered remote. The maximum exposure to credit risk as of December 31, 2019 and 2018, was $10.3 million and $4.3 million, respectively, and extends to the stated maturity of the underlying loans in CSLF II.
Note 8. Borrowings
SBA Debentures
The Company, through its wholly owned subsidiary, uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of December 31, 2019 and 2018, the Company had $150.0 million and $165.7 million, respectively, of SBA-guaranteed debentures outstanding. The Company has issued all SBA-guaranteed debentures that were permitted under each of the Legacy Funds’ respective SBIC licenses (as applicable), and there are no unused SBA debenture commitments remaining. On March 1, 2019, Fund II repaid its outstanding SBA debentures and relinquished its SBIC license. SBA-guaranteed debentures are secured by a lien on all assets of Fund III and were secured by a lien on all assets of Fund II prior to March 1, 2019. As of December 31, 2019, Fund III had total assets of  $266.3 million. As of December 31, 2018, Fund II and Fund III had total assets of  $332.7 million. On June 10, 2014, the Company received an exemptive order from the SEC exempting the Company, Fund II, and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. The Company intends to comply with the conditions of the order.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 8. Borrowings – (continued)
The following table summarizes the interest expense and annual charges, deferred financing costs, average outstanding balance, and average stated interest and annual charge rate on the SBA-guaranteed debentures for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):
	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
Interest expense and annual charges	$5,454	$6,244	$6,336
Deferred financing costs	682	612	611
Total interest and financing expenses	$6,136	$6,856	$6,947
Average outstanding balance	$152,537	$169,028	$170,700
Average stated interest and annual charge rate	3.57%	3.69%	3.71%
As of December 31, 2019 and 2018, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):
Fixed Maturity Date	Interest Rate	SBA Annual Charge	December 31, 2019	December 31, 2018
September 1, 2020	3.215%	0.285%	$19,000	$19,000
March 1, 2021	4.084%	0.515%	—	15,700
March 1, 2021	4.084%	0.285%	46,000	46,000
March 1, 2022	2.766%	0.285%	10,000	10,000
March 1, 2022	2.766%	0.515%	50,000	50,000
March 1, 2023	2.351%	0.515%	25,000	25,000
			$150,000	$165,700
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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 8. Borrowings – (continued)
The following table summarizes the interest expense, deferred financing costs, average outstanding balance and average stated interest rate on the 2021 Notes for the years ended December 31, 2019, 2018, and 2017 (dollars in thousands):
	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
Interest expense	$—	$—	$3,908
Deferred financing costs	—	—	293
Total interest and financing expenses	$—	$—	$4,201
Average outstanding balance	$—	$—	$53,766
Average stated interest rate	—%	—%	7.13%
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
The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Notes for the years ended December 31, 2019, 2018, and 2017 (dollars in thousands):
	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
Interest expense	$4,500	$4,500	$2,812
Deferred financing costs	540	509	303
Total interest and financing expenses	$5,040	$5,009	$3,115
Average outstanding balance	$75,000	$75,000	$47,137
Average stated interest rate	6.0%	6.0%	6.0%
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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 8. Borrowings – (continued)
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
The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Convertible Notes for the years ended December 31, 2019, 2018, and 2017 (dollars in thousands):
	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
Interest expense	$2,995	$2,995	$1,789
Deferred financing costs	342	324	180
Total interest and financing expenses	$3,337	$3,319	$1,969
Average outstanding balance	$52,088	$52,088	$31,218
Average stated interest rate	5.75%	5.75%	5.75%
Credit Facility
On October 17, 2014, the Company entered into a senior secured revolving credit agreement (as amended, the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. The Credit Facility was amended on May 22, 2015, June 16, 2017, July 19, 2018, February 22, 2019, and December 23, 2019 (the “Amendments”). The Amendments were affected, among other things, in order to increase the total borrowings allowed under the Credit Facility, allow for stock repurchases, extend the maturity date, reduce the minimum required interest coverage ratio, reduce the minimum required net asset value, and reduce the minimum required asset coverage ratio. The Credit Facility currently provides for borrowings up to $60.0 million and may be increased up to $150.0 million pursuant to its “accordion” feature. The Credit Facility matures on April 30, 2022.
Borrowings under the Credit Facility bear interest, at the Company’s election, at a rate per annum equal to (i) the one, two, three or six month LIBOR, as applicable, plus 3.50% or (ii) 2.00% plus the highest of  (A) a prime rate, (B) the Federal Funds rate plus 0.5%, and (C) three month LIBOR plus 1.0%. The Company’s ability to elect LIBOR indices with various tenors (e.g., one, two, three or six month LIBOR) on which the interest rates for borrowings under the Credit Facility are based, provides the company with increased flexibility to manage interest rate risks as compared to a borrowing arrangement that does not provide for such optionality. Once a particular LIBOR has been selected, the interest rate on the applicable amount borrowed will reset after the applicable tenor period and be based on the then applicable selected LIBOR (e.g., borrowings for which the Company has elected the one month LIBOR will reset on the one month anniversary of the period based on the then selected LIBOR). For any given borrowing under the Credit Facility, the Company intends to elect what it believes to be an appropriate LIBOR taking into account the Company’s needs at the time as well as the Company’s view of future interest rate movements. The Credit Facility provides for the ability to step-down the pricing of the Credit Facility from LIBOR plus 3.50% to LIBOR plus 3.00% when certain conditions are met. The Company will also pay an unused commitment fee at a rate of 0.75% per

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 8. Borrowings – (continued)
annum on the unutilized portion of the aggregate commitments under the Credit Facility on each day when the utilized portion of the aggregate commitments is less than 35% for such day and 0.50% per annum on the unutilized portion of the aggregate commitments under the Credit Facility when the utilized portion is greater than 35% for such day.
The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the Credit Facility for the years ended December 31, 2019, 2018, and 2017 (dollars in thousands):
	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
Interest expense	$580	$305	$908
Deferred financing costs	806	441	713
Unused commitment fees	1,222	1,353	972
Total interest and financing expenses	$2,608	$2,099	$2,593
Average outstanding balance	$10,448	$6,304	$22,493
Average stated interest rate	5.41%	4.89%	4.08%
As of December 31, 2019 and 2018, the Company had $0.0 and $10.0 million, respectively, outstanding under the Credit Facility. The Credit Facility is secured by investments and cash held by the Company, exclusive of assets pledged as collateral for the Company’s SBA debentures. Assets pledged to secure the Credit Facility had a carrying value of  $159.8 million and $158.9 million, respectively, at December 31, 2019 and December 31, 2018. As part of the terms of the Credit Facility, the Company may not make cash distributions with respect to any taxable year that exceed 110% (125% if the Company is not in default and our covered debt does not exceed 85% of the borrowing base) of the amounts required to be distributed to maintain eligibility as a RIC and to reduce our tax liability to zero for taxes imposed on our investment company taxable income and net capital gains.
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2019, and the level of each financial liability within the fair value hierarchy (dollars in thousands):
	Carrying Value(1)	Fair Value	Level 1	Level 2	Level 3
SBA debentures	$150,000	$151,167	$—	$—	$151,167
2022 Notes	75,000	74,970	74,970	—	—
2022 Convertible Notes	52,088	51,498	51,498	—	—
Credit Facility	—	—	—	—	—
Total	$277,088	$277,635	$126,468	$—	$151,167

(1)
Carrying value equals the gross principal outstanding at period end.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
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
Note 9. Income Taxes
The Company has elected to be treated as a RIC under subchapter M of the Code. As a RIC, the Company is not taxed on any investment company taxable income or capital gains which it distributes to stockholders. The Company intends to make the requisite distributions to its stockholders which will relieve the Company from U.S. federal income taxes. In 2017, the Company elected to amend its tax year end from August 31 to December 31 and has filed a tax return for the four months ended December 31, 2017.
Distributions from net investment income, distributions from net realized capital gains, and distributions classified as return of capital are determined in accordance with U.S. federal tax regulations, which may differ from amounts in accordance with U.S. GAAP and those differences could be material.
Permanent differences between taxable income and net investment income for financial reporting purposes are reclassified among the capital accounts in the financial statements to reflect their tax character. During the periods ended December 31, 2019, December 31, 2018, December 31, 2017, and August 31, 2017, the Company reclassified for book purposes amounts arising from permanent differences in the book and tax basis of partnership investments sold, sales relating to defaulted bond accruals, deconsolidating book income from a wholly owned subsidiary, and book and tax character of distributions paid. Such reclassifications are reported in “Tax reclassifications of stockholders’ equity in accordance with generally accepted accounting principles” in the statements of changes in net assets for the years ended December 31, 2019, 2018 and 2017, respectively.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 9. Income Taxes – (continued)
The following permanent differences due to adjustments for the realized gains (losses) upon disposition of partnership interests, deconsolidating book income from a wholly owned subsidiary, and for the transfer of distributions between accumulated capital gains, accumulated net investment income, and return of capital were reclassified for tax purposes for the tax periods ended December 31, 2019, December 31, 2018, December 31, 2017, and August 31, 2017 (dollars in thousands):
	Tax year ended December 31, 2019	Tax year ended December 31, 2018	Tax period ended December 31, 2017	Tax year ended August 31, 2017
Increase (decrease) in accumulated net investment income	$(13)	$38	$—	$(67)
Increase (decrease) in accumulated net realized gains on investments	2,450	—	—	88
Increase (decrease) in capital in excess of par value	(2,437)	(38)	—	(21)
For the tax periods ended December 31, 2019, December 31, 2018, December 31, 2017, and August 31, 2017, the tax basis components of distributable earnings were as follows (dollars in thousands):
	Tax year ended December 31, 2019	Tax year ended December 31, 2018	Tax period ended December 31, 2017	Tax year ended August 31, 2017
Undistributed ordinary income	$—	$1,016	$9,851	$8,999
Accumulated capital losses	(95,186)	(79,063)	(44,078)	(43,618)
Unrealized appreciation (depreciation)	(9,190)	6,519	34,065	25,994
Other temporary differences	(6,423)	(610)	(9,426)	(8,276)
Total	$(110,799)	$(72,138)	$(9,588)	$(16,901)
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of December 31, 2019, the Company has a short-term capital loss carry forward of  $15.1 million and a long-term capital loss carry forward of  $80.1 million.
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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 9. Income Taxes – (continued)
The following table reconciles net increase (decrease) in net assets resulting from operations to taxable income for the tax periods ended December 31, 2019, December 31, 2018, December 31, 2017, and August 31, 2017 (dollars in thousands):
	Tax year ended December 31, 2019	Tax year ended December 31, 2018	Tax period ended December 31, 2017	Tax year ended August 31, 2017
Net increase (decrease) in net assets resulting from operations	$(27,647)	$(16,026)	$(17,150)	$1,647
Net change in unrealized (appreciation) depreciation on investments	20,306	(840)	(1,698)	18,518
Capital loss carryforward (utilization)	16,246	34,985	460	(679)
Tax provision (benefit)	628	(1,916)	1,289	—
Other deductions for book in excess of deductions for tax	2,903	(9,051)	24,981	9,053
Total taxable income	$12,436	$7,152	$7,882	$28,539
For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The estimated tax character of distributions paid for the tax periods ended December 31, 2019, December 31, 2018, December 31, 2017, and August 31, 2017 were as follows (dollars in thousands):
	Tax year ended December 31, 2019	Tax year ended December 31, 2018	Tax period ended December 31, 2017	Tax year ended August 31, 2016
Ordinary income	$13,451	$15,986	$6,052	$25,187
Return of capital	2,659	—	—	—
Total	$16,110	$15,986	$6,052	$25,187
For U.S. federal income tax purposes, as of December 31, 2019, the aggregate net unrealized depreciation for all securities was $(9.2) million. As of December 31, 2019, gross unrealized appreciation was $7.7 million and gross unrealized depreciation was $(16.9) million. The aggregate cost of securities for U.S. federal income tax purposes was $371.7 million as of December 31, 2019. For U.S. federal income tax purposes, as of December 31, 2018, the aggregate net unrealized appreciation for all securities was $6.5 million. As of December 31, 2018, gross unrealized appreciation was $31.9 million and gross unrealized depreciation was $(25.4) million. The aggregate cost of securities for U.S. federal income tax purposes was $442.4 million as of December 31, 2018.
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
The Company acquired the non-controlling interest in Print Direction, Inc. on December 1, 2017 and converted the entity to CPTA Master Blocker, Inc. (Georgia), retaining its net operating losses in the transaction pursuant to Section 382 of the Code. As of December 31, 2019, the Taxable Subsidiaries had net operating losses for U.S. federal income tax purposes of approximately $16.4 million. If not utilized, $6.1 million of these net operating losses will expire in the year ended December 31, 2037, $2.4 million of these net operating losses will expire in the year ended December 31, 2036, and $7.9 million of these net

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 9. Income Taxes – (continued)
operating losses have no expiration. As of December 31, 2019, the Taxable Subsidiaries had net operating loss for state income tax purposes of approximately $14.8 million. If not utilized, $0.4 million of these net operating losses will expire in the year ended December 31, 2037, $1.0 million of these net operating losses will expire in the year ended December 31, 2036, and $13.4 million of these net operating losses have no expiration.
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system toward a territorial system, as well as other changes. The Taxable Subsidiaries’ provisional tax is based on the new lower blended federal and state corporate tax rate of 24.62%, 24.86%, and 25.00% as of December 31, 2019, 2018 and 2017, respectively. The implementation of the Tax Act did not have a material impact on the Company’s financial position and results of operations.
Deferred U.S. federal income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and U.S. federal income tax purposes. Components of deferred tax assets (liabilities) as of December 31, 2019 and 2018 are as follows (dollars in thousands):
	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryforwards	$4,033	$2,963
Capital loss carryforwards	243	—
Other deferred tax assets	5	58
Less valuation allowance	(3,166)	(364)
Total deferred tax assets	1,115	2,657
Deferred tax liabilities:
Net unrealized appreciation on investments	(1,115)	(2,029)
Total deferred tax liabilities	(1,115)	(2,029)
Net deferred tax asset (liability)	$—	$628
At December 31, 2019 and December 31, 2018, the valuation allowance on deferred tax assets was $3.2 and $0.4 million, respectively, which represents the tax effect of net operating losses that we do not believe we will realize through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 9. Income Taxes – (continued)
Total income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 21% to net investment loss and net realized and unrealized appreciation (depreciation) on investments for the years ended December 31, 2019, 2018, and 2017, are as follows (dollars in thousands):
	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
Tax expense (benefit) at statutory rates	$(1,742)	$(1,447)	$1,998
State income tax expense (benefit), net of federal benefit	(300)	(266)	188
Tax benefit on net operating losses	—	—	(908)
Adjustment to unrealized appreciation	(359)	(159)	—
Other adjustments	218	(40)	—
Tax expense on permanent items	—	—	140
Revaluation for federal rate change	—	—	(492)
Revaluation for state rate change	10	(5)	—
Change in valuation allowance	2,801	1	363
Total tax provision (benefit), net	$628	$(1,916)	$1,289
For the years ended December 31, 2019, 2018 and 2017, the components of the Company’s tax provision include the following (dollars in thousands):
	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
Deferred tax provision (benefit)
Federal	$(1,862)	$(1,615)	$778
State	(311)	(302)	148
Less change in valuation allowance	2,801	1	363
Total tax provision (benefit), net	$628	$(1,916)	$1,289
Note 10. Directors’ Fees
Our independent directors receive an annual fee of  $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of  $10,000 and each chairman of any other committee receives an annual fee of  $5,000 for their additional services, if any, in these capacities. For the years ended December 31, 2019, 2018 and 2017, the Company recognized directors’ fees expense of  $0.4 million. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.
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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 11. Stockholders’ Equity – (continued)
On April 13, 2015, the Company completed an underwritten offering of 3,500,000 shares of its common stock at a public offering price of  $18.32 per share. The total proceeds received in the offering net of underwriting discounts and offering costs were approximately $61.7 million. As of December 31, 2019, the Company had 16,203,769 shares of common stock outstanding.
Note 12. Summarized Financial Information of Our Unconsolidated Subsidiaries
During the year ended December 31, 2019, the Company sold or exited four portfolio companies that were considered significant subsidiaries under the guidance in Regulation S-X. During the year ended December 31, 2019, the Company wrote off its investment in AAE Acquisition, LLC and realized a loss of $(20.4) million. During the year ended December 31, 2019, the Company sold its investments in Portrait Studio, LLC, CableOrganizer Acquisition, LLC, and Micro Precision, LLC and realized a gain/(loss) of $(6.2) million, $(14.6) million, and $0.0, respectively.
Note 13. Earnings Per Share
In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share. For the years ended December 31, 2019, 2018, and 2017, 3.3 million in convertible shares related to the 2022 Convertible Notes were considered anti-dilutive.
The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share resulting from operations for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands, except share and per share data):
	For the years ended
Basic and diluted	December 31, 2019	December 31, 2018	December 31, 2017
Net decrease in net assets resulting from operations	$(27,647)	$(16,026)	$(6,984)
Weighted average common stock outstanding – basic and diluted	16,117,719	15,993,436	15,903,167
Net decrease in net assets per share resulting from operations – basic and diluted	$(1.72)	$(1.00)	$(0.44)
Note 14. Distributions
The Company’s distributions are recorded on the record date. Stockholders have the option to receive payment of the distribution in cash, shares of common stock, or a combination of cash and common stock.
Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2018 and 2017, total distributions of  $16.0 million and $22.6 million, respectively, were comprised 100% of ordinary income. For the year ended December 31, 2019, we estimate that total distributions of  $16.1 million were comprised of approximately $13.4 million from ordinary income and $2.7 million from return of capital.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 14. Distributions – (continued)
The following tables summarize the Company’s distribution declarations for the years ended December 31, 2019, 2018 and 2017 (in thousands, except share and per share data):
Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 2, 2019	January 24, 2019	January 30, 2019	$0.0833	$1,256	10,270	$81
January 2, 2019	February 20, 2019	February 27, 2019	0.0833	1,253	10,570	85
January 2, 2019	March 21, 2019	March 28, 2019	0.0833	1,250	11,756	89
April 1, 2019	April 22, 2019	April 29, 2019	0.0833	1,246	11,479	94
April 1, 2019	May 23, 2019	May 30, 2019	0.0833	1,243	11,579	97
April 1, 2019	June 20, 2019	June 27, 2019	0.0833	1,238	11,747	104
July 1, 2019	July 23, 2019	July 30, 2019	0.0833	1,237	11,721	106
July 1, 2019	August 22, 2019	August 29, 2019	0.0833	1,231	16,079	113
July 1, 2019	September 20, 2019	September 27, 2019	0.0833	1,231	14,327	114
October 1, 2019	October 22, 2019	October 29, 2019	0.0833	1,231	14,482	115
October 1, 2019	November 22, 2019	November 29, 2019	0.0833	1,234	14,079	113
October 1, 2019	December 23, 2019	December 30, 2019	0.0833	1,234	14,133	115
Total Distributions Declared and Distributed for 2019			$1.00	$14,884	152,222	$1,226

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 2, 2018	January 22, 2018	January 30, 2018	$0.0833	$1,275	7,280	$54
January 2, 2018	February 20, 2018	February 27, 2018	0.0833	1,275	8,076	54
January 2, 2018	March 23, 2018	March 29, 2018	0.0833	1,274	7,631	56
April 2, 2018	April 19, 2018	April 27, 2018	0.0833	1,278	7,006	53
April 2, 2018	May 22, 2018	May 30, 2018	0.0833	1,277	6,875	54
April 2, 2018	June 20, 2018	June 28, 2018	0.0833	1,280	6,591	52
July 2, 2018	July 23, 2018	July 30, 2018	0.0833	1,279	6,515	53
July 2, 2018	August 23, 2018	August 30, 2018	0.0833	1,277	6,699	56
July 2, 2018	September 20, 2018	September 27, 2018	0.0833	1,249	10,066	84
October 1, 2018	October 23, 2018	October 30, 2018	0.0833	1,249	10,918	85
October 1, 2018	November 21, 2018	November 29, 2018	0.0833	1,249	11,342	86
October 1, 2018	December 20, 2018	December 28, 2018	0.0833	1,255	11,317	82
Total Distributions Declared and Distributed for 2018			$1.00	$15,217	100,316	$769

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 15. Financial Highlights and Senior Securities
The following is a schedule of financial highlights and senior securities for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 (dollars in thousands, except share and per share data):
	For the years ended December 31,
	2019	2018	2017	2016	2015
Per share data:
Net asset value at beginning of year	$11.88	$13.91	$15.79	$17.04	$18.56
Net investment income(1)	0.81	1.00	0.98	1.84	1.67
Net realized gain (loss) on investments(1)	(1.23)	(2.18)	(1.52)	(1.44)	0.35
Net unrealized appreciation (depreciation) on investments(1)	(1.26)	(0.37)	0.44	0.35	(1.11)
Net unrealized appreciation (depreciation) on Written Call Option(1)	—	0.43	(0.26)	(0.17)	—
Tax benefit (provision)(1)	(0.04)	0.12	(0.08)	—	—
Distributions – net investment income	(0.83)	(1.00)	(1.42)	(1.80)	(1.88)
Distributions – return of capital	(0.17)	—	—	—	—
Distributions – net realized gains	—	—	—	—	(0.50)
Issuance of common stock	—	—	—	—	(0.15)
Accretive impact of stock repurchase	—	—	—	—	0.13
Other(6)	(0.02)	(0.03)	(0.02)	(0.03)	(0.03)
Net asset value at end of year	$9.14	$11.88	$13.91	$15.79	$17.04
Net assets at end of year	$148,113	$190,644	$221,887	$250,582	$268,802
Shares outstanding at end of year	16,203,769	16,051,547	15,951,231	15,868,045	15,777,345
Per share market value at end of year	$8.73	$7.17	$7.28	$12.93	$12.08
Total return based on market value(2)	37.75%	12.14%	(35.68)%	24.07%	(20.43)%
Ratio/Supplemental data:
Ratio of net investment income to average net assets	7.85%	7.60%	6.54%	11.32%	9.55%
Ratio of incentive fee, net of incentive fee waiver, to average net assets(5)	0.73%	0.12%	0.15%	2.01%	1.88%
Ratio of interest and financing expenses to average net assets	10.30%	8.20%	7.94%	7.68%	7.17%
Ratio of loss on extinguishment of debt to average net assets	—%	—%	1.15%	—%	—%
Ratio of tax (benefit) provision to average net assets	0.38%	(0.91)%	0.54%	—%	—%
Ratio of other operating expenses to average net assets	7.62%	6.52%	5.75%	5.61%	5.52%
Ratio of total expenses including tax provision, net of incentive fee waiver to average net assets(5)	19.03%	13.93%	15.53%	15.30%	14.57%
Portfolio turnover rate(3)	19.18%	22.69%	16.34%	21.33%	25.99%
Average debt outstanding(4)	$290,073	$302,420	$325,314	$356,758	$324,824
Average debt outstanding per common share	$17.90	$18.84	$20.39	$22.48	$20.59
Total Debt Outstanding Exclusive of Treasury Securities:
Credit Facility	$—	$10,000	$9,000	$44,000	$70,000
SBA Debentures	$150,000	$165,700	$170,700	$170,700	$184,200
2021 Notes	$—	$—	$—	$113,438	$113,438
2022 Notes	$75,000	$75,000	$75,000	$—	$—
2022 Convertible Notes	$52,088	$52,088	$52,088	$—	$—

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 15. Financial Highlights and Senior Securities – (continued)
	For the years ended December 31,
	2019	2018	2017	2016	2015
Asset coverage per unit:(7)
Credit Facility	$2,165	$2,391	$2,630	$2,592	$2,465
SBA Debentures	N/A	N/A	N/A	N/A	N/A
2021 Notes	N/A	N/A	N/A	$2,592	$2,465
2022 Notes	$2,165	$2,391	$2,630	N/A	N/A
2022 Convertible Notes	$2,165	$2,391	$2,630	N/A	N/A
Involuntary liquidation preference per unit:(8)
Credit Facility	—	—	—	—	—
SBA Debentures	—	—	—	—	—
2021 Notes	—	—	—	—	—
2022 Notes	—	—	—	—	—
2022 Convertible Notes	—	—	—	—	—
Average market value per unit(9):
Credit Facility	N/A	N/A	N/A	N/A	N/A
SBA Debentures	N/A	N/A	N/A	N/A	N/A
2021 Notes	N/A	N/A	N/A	$1,006	$1,020
2022 Notes	$1,000	$996	$1,014	N/A	N/A
2022 Convertible Notes	$994	$984	$1,001	N/A	N/A

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

(5)
The ratio of waived incentive fees to average net assets was 0.17%, 0.00%, 0.40%, 0.65%, and 0.40% for the years ended December 31, 2019, 2018, 2017, 2016, and 2015, respectively.

(6)
Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(7)
Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of December 31, 2019, 2018, 2017, 2016, and 2015 pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the 200% asset coverage ratio (150% after November 1, 2019) we are required to maintain under the 1940 Act. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(8)
The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

(9)
Not applicable except for the 2021 Notes, the 2022 Notes and the 2022 Convertible Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by $25 per share and multiplying the result by $1,000 to determine a unit price per thousand consistent with Asset Coverage Per Unit.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 16. Selected Quarterly Financial Data (Unaudited)
	For the quarter ended
(Dollars in thousands, except per share data)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total investment income	$9,634	$10,126	$11,590	$12,684
Net investment income	$1,902	$2,984	$4,022	$4,135
Net increase (decrease) in net assets resulting from operations	$(69)	$1,717	$(29,144)	$(151)
Net investment income per share(1)	$0.12	$0.18	$0.25	$0.26
Net increase (decrease) in net assets resulting from operations per share(1)	$(0.00)	$0.11	$(1.81)	$(0.01)
Net asset value per share at end of period	$9.14	$9.40	$9.55	$11.61
	For the quarter ended
(Dollars in thousands, except per share data)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$11,308	$11,530	$11,882	$12,572
Net investment income	$3,501	$3,851	$4,231	$4,438
Net increase (decrease) in net assets resulting from operations	$(9,201)	$(11,916)	$4,948	$141
Net investment income per share(1)	$0.22	$0.24	$0.26	$0.28
Net increase (decrease) in net assets resulting from operations per share(1)	$(0.57)	$(0.74)	$0.31	$0.01
Net asset value per share at end of period	$11.88	$12.71	$13.71	$13.66

(1)
Calculated based on weighted average shares outstanding during the quarter.

Note 17. Subsequent Events
Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of December 31, 2019.
Distributions
On January 2, 2020, the Company’s Board declared normal monthly distributions for January, February, and March of 2020 as set forth below:
Date Declared	Record Date	Payment Date	Distributions per Share
January 2, 2020	January 24, 2020	January 30, 2020	$0.0833
January 2, 2020	February 20, 2020	February 27, 2020	$0.0833
January 2, 2020	March 23, 2020	March 30, 2020	$0.0833

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2019.
The Company’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2019. This report appears on page F-2 of this Annual Report on Form 10-K.
(c) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financing reporting that occurred during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
We will file a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

4.5	Description of Securities (filed herewith)
10.1	Form of Dividend Reinvestment Plan(1)
10.2	Form of Investment Advisory Agreement by and between Registrant and Capitala Investment Advisors, LLC(1)
10.3	Form of Custodian Agreement(1)
10.4	Form of Administration Agreement by and between Registrant and Capitala Advisors Corp.(1)
10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)
10.6	Form of Trademark License Agreement by and between Registrant and Capitala Investment Advisors, LLC(1)
10.7
Form of Senior Secured Revolving Credit Agreement dated October 17, 2014, among Capitala Finance Corp., as Borrower, the lenders party thereto, and ING Capital LLC, as Administrative Agent, Arranger and Bookrunner(5)

10.8
Form of Guarantee, Pledge and Security Agreement dated October 17, 2014, among Capitala Finance Corp., as Borrower, the subsidiary guarantors party thereto, ING Capital LLC, as Revolving Administrative Agent for the Revolving Lenders and as Collateral Agent, and each Financing Agent and Designated Indebtedness Holder party thereto(5)

10.9
Form of Incremental Assumption Agreement, dated January 6, 2015, relating to the Senior Secured Revolving Credit Agreement, dated as of October 17, 2014, among Capitala Finance Corp., as borrower, the lenders from time to time party thereto, and ING Capital LLC, as administrative agent, arranger and bookrunner(6)

10.10
Form of Incremental Assumption Agreement, dated August 19, 2015, relating to the Senior Secured Revolving Credit Agreement, dated as of October 17, 2014, among Capitala Finance Corp., as borrower, the lenders from time to time party thereto, and ING Capital LLC, as administrative agent, arranger and bookrunner(8)

10.11
Form of Amendment No. 2 to Senior Secured Revolving Credit Agreement dated June 16, 2017, among Capitala Finance Corp., as Borrower, the lenders party thereto, and ING Capital LLC, as administrative agent, arranger, and bookrunner(10)

10.12
Form of Amendment No. 1 to Guarantee, Pledge and Security Agreement dated June 16, 2017, among Capitala Finance Corp., as Borrower, the subsidiary guarantors party thereto, ING Capital LLC, as Revolving Administrative Agent for the Revolving Lenders and as Collateral Agent, and each Financing Agent and Designated Indebtedness Holder party thereto(10)

10.13
Form of Amendment No. 3, dated as of July 19, 2018, to the Senior Secured Revolving Credit Agreement, dated as of October 17, 2014, among Capitala Finance Corp., as borrower, the lenders from time to time party thereto, and ING Capital LLC, as administrative agent, arranger and bookrunner, and First National Bank of Pennsylvania, as documentation agent(12)

Exhibit Number	Description of Document
10.14
Form of Amendment No. 4, dated as of February 22, 2019, to the Senior Secured Revolving Credit Agreement, dated as of October 17, 2014, among Capitala Finance Corp., as borrower, the lenders from time to time party thereto, and ING Capital LLC, as administrative agent, arranger and bookrunner, and First National Bank of Pennsylvania, as documentation agent(13)

10.15
Form of Amendment No. 6, to Senior Secured Revolving Credit Agreement, dated as of December 23, 2019, among Capitala Finance Corp., as borrower, the lenders from time to time party thereto, and ING Capital LLC, as administrative agent(15)

10.16	Second Amended and Restated Limited Liability Company Agreement of Capitala Senior Loan Fund II, LLC(14)
10.17	Open Market Sale AgreementSM, dated as of December 31, 2019, by and among Capitala Finance Corp., Capitala Investment Advisors, LLC, Capitala Advisors Corp. and Jefferies LLC(16)
14.1	Code of Business Conduct(1)
14.2	Code of Ethics(11)
21.1	List of Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

(10)
Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on June 21, 2017.

(11)
Previously filed in connection with Capitala Finance Corp.’s report on Form 10-K filed on February 27, 2018.

(12)
Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on July 20, 2018.

(13)
Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on February 28, 2019.

(14)
Previously filed in connection with Capitala Finance Corp’s report on Form 10-K filed on March 4, 2019.

(15)
Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on December 23, 2019.

(16)
Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on December 31, 2019.

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
Capitala Finance Corp.
Date: March 2, 2020	By /s/ Joseph B. Alala III Joseph B. Alala III Chief Executive Officer (Principal Executive Officer) Capitala Finance Corp.
Date: March 2, 2020	By /s/ Stephen A. Arnall Stephen A. Arnall Chief Financial Officer (Principal Financial Officer) Capitala Finance Corp.
Date: March 2, 2020	By /s/ Kevin A. Koonts Kevin A. Koonts Chief Accounting Officer (Principal Accounting Officer) Capitala Finance Corp.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Joseph B. Alala III Joseph B. Alala III	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 2, 2020
/s/ M. Hunt Broyhill M. Hunt Broyhill	Director	March 2, 2020
/s/ R. Charles Moyer R. Charles Moyer	Director	March 2, 2020
/s/ Larry W. Carroll Larry W. Carroll	Director	March 2, 2020
/s/ H. Paul Chapman H. Paul Chapman	Director	March 2, 2020