Form 10-Q
period 2020-03-31
Capitala Finance Corp.
filed 2020-05-04
CIK 1571329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

The number of shares of Capitala Finance Corp.’s common stock, $0.01 par value, outstanding as of April 30, 2020 was 16,266,484.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of
	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $252,701 and $250,433, respectively)	$214,789	$241,046
Affiliate investments (amortized cost of $80,578 and $80,756, respectively)	84,857	98,763
Control investments (amortized cost of $22,692 and $22,692, respectively)	21,581	22,723
Total investments at fair value (amortized cost of $355,971 and $353,881, respectively)	321,227	362,532
Cash and cash equivalents	56,431	62,321
Interest and dividend receivable	1,515	1,745
Prepaid expenses	814	624
Deferred tax asset, net	-	-
Other assets	94	115
Total assets	$380,081	$427,337

LIABILITIES
SBA Debentures (net of deferred financing costs of $883 and $1,006, respectively)	$149,117	$148,994
2022 Notes (net of deferred financing costs of $1,307 and $1,447, respectively)	73,693	73,553
2022 Convertible Notes (net of deferred financing costs of $827 and $916, respectively)	51,261	51,172
Credit Facility (net of deferred financing costs of $1,165 and $1,165, respectively)	(1,165)	(1,165)
Management and incentive fees payable	3,621	3,713
Interest and financing fees payable	1,224	2,439
Accounts payable and accrued expenses	375	518
Total liabilities	$278,126	$279,224

Commitments and contingencies (Note 2)

NET ASSETS
Common stock, par value $0.01, 100,000,000 common shares authorized,
16,266,484 and 16,203,769 common shares issued and outstanding, respectively	$163	$162
Additional paid in capital	238,220	237,886
Total distributable loss	(136,428)	(89,935)
Total net assets	$101,955	$148,113
Total liabilities and net assets	$380,081	$427,337

Net asset value per share	$6.27	$9.14

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2020	2019
INVESTMENT INCOME
Interest and fee income:
Non-control/non-affiliate investments	$4,707	$7,285
Affiliate investments	1,679	2,399
Control investments	103	724
Total interest and fee income	6,489	10,408
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	336	442
Affiliate investments	180	149
Control investments	-	328
Total payment-in-kind interest and dividend income	516	919
Dividend income:
Non-control/non-affiliate investments	-	1,281
Affiliate investments	25	-
Control investments	-	25
Total dividend income	25	1,306
Interest income from cash and cash equivalents	44	51
Total investment income	7,074	12,684

EXPENSES
Interest and financing expenses	3,826	4,413
Base management fee	1,757	2,118
Incentive fees	-	1,034
General and administrative expenses	1,504	984
Total expenses	7,087	8,549

NET INVESTMENT INCOME (LOSS)	(13)	4,135

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on investments:
Non-control/non-affiliate investments	968	(3,909)
Affiliate investments	-	(111)
Control investments	-	(1,827)
Net realized gain (loss) on investments	968	(5,847)
Net unrealized appreciation (depreciation) on investments:
Non-control/non-affiliate investments	(28,525)	6,039
Affiliate investments	(13,728)	(268)
Control investments	(1,142)	(4,276)
Net unrealized appreciation (depreciation) on investments	(43,395)	1,495
Net realized and unrealized loss on investments	(42,427)	(4,352)
Tax benefit	-	66
Total net realized and unrealized loss on investments, net of taxes	(42,427)	(4,286)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(42,440)	$(151)

NET DECREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC AND DILUTED	$(2.62)	$(0.01)

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – BASIC AND DILUTED	16,220,591	16,062,906

DISTRIBUTIONS PAID PER SHARE	$0.25	$0.25

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Changes in Net Assets

 (in thousands, except share data)

 (unaudited)

	Common Stock
For the Three Months Ended March 31, 2020 and 2019	Number of Shares	Par Value	Additional Paid in Capital	Total Distributable Loss	Total
BALANCE, December 31, 2019	16,203,769	$162	$237,886	$(89,935)	$148,113
Net investment loss	-	-	-	(13)	(13)
Net realized gain on investments	-	-	-	968	968
Net unrealized depreciation on investments	-	-	-	(43,395)	(43,395)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	62,715	1	334	-	335
Distributions declared	-	-	-	(4,053)	(4,053)
BALANCE, March 31, 2020	16,266,484	$163	$238,220	$(136,428)	$101,955

BALANCE, December 31, 2018	16,051,547	$161	$241,757	$(51,274)	$190,644
Net investment income	-	-	-	4,135	4,135
Net realized loss on investments	-	-	-	(5,847)	(5,847)
Net unrealized appreciation on investments	-	-	-	1,495	1,495
Tax benefit	-	-	-	66	66
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	32,596	-	255	-	255
Distributions declared	-	-	-	(4,014)	(4,014)
BALANCE, March 31, 2019	16,084,143	$161	$242,012	$(55,439)	$186,734

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Cash Flows

 (in thousands)

 (unaudited)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(42,440)	$(151)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(8,267)	(21,128)
Repayments and sales of investments	7,768	11,492
Net realized (gain) loss on investments	(968)	5,847
Net unrealized (appreciation) depreciation on investments	43,395	(1,495)
Payment-in-kind interest and dividends	(516)	(919)
Accretion of original issue discount on investments	(107)	(260)
Amortization of deferred financing fees	506	616
Tax benefit	-	(66)
Changes in assets and liabilities:
Interest and dividend receivable	230	320
Prepaid expenses	(190)	78
Other assets	21	(7)
Management and incentive fees payable	(92)	1,001
Interest and financing fees payable	(1,215)	(1,640)
Accounts payable and accrued expenses	(143)	28
NET CASH USED IN OPERATING ACTIVITIES	(2,018)	(6,284)

CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns on SBA debentures	-	(15,700)
Proceeds from Credit Facility	-	15,000
Distributions paid to shareholders	(3,718)	(3,759)
Deferred financing fees paid	(154)	(82)
NET CASH USED IN FINANCING ACTIVITIES	(3,872)	(4,541)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,890)	(10,825)
CASH AND CASH EQUIVALENTS, beginning of period	62,321	39,295
CASH AND CASH EQUIVALENTS, end of period	$56,431	$28,470

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$4,535	$5,059

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Distributions paid through dividend reinvestment plan share issuances	$335	$255

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

March 31, 2020

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Non-control/non-affiliated investments - 210.7%

Non-control/non-affiliated investments - United States

3 Bridge Solutions, LLC	IT Consulting	First Lien Debt (13.0% Cash, Due 12/4/22)	$13,274	$13,274	$13,274	13.0%

3 Bridge Solutions, LLC	IT Consulting	Preferred Units (965 units)		1,090	279	0.3%

3 Bridge Solutions, LLC	IT Consulting	Membership Units (39,000 units)		10	-	0.0%

				14,374	13,553	13.3%

Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (8.0% Cash, 3.8% PIK, Due 12/18/22)	5,543	5,397	5,273	5.2%

Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (8.0% Cash, 3.8% PIK, Due 12/18/22) (6)(7)	13,250	12,860	5,323	5.2%

Alternative Biomedical Solutions, LLC	Healthcare	Membership Units (20,092 units)		800	-	0.0%

				19,057	10,596	10.4%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (7.0% Cash, Due 12/31/22) (7)	3,500	3,500	3,500	3.4%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (2.0% PIK, Due 12/31/22) (7)(8)	6,030	3,485	1,972	2.0%

				6,985	5,472	5.4%

AmeriMark Direct, LLC	Consumer Products	First Lien Debt (14.3% Cash, Due 9/8/21)	15,748	15,624	15,169	14.9%

				15,624	15,169	14.9%

BigMouth, Inc.	Consumer Products	First Lien Debt (10.1% Cash (1 month LIBOR + 8.5%, 0.5% Floor), Due 11/14/21) (9)	1,714	1,714	1,692	1.7%

BigMouth, Inc.	Consumer Products	First Lien Debt (10.1% Cash (1 month LIBOR + 8.5%, 0.5% Floor), Due 11/14/21) (7)	8,784	8,557	2,501	2.4%

				10,271	4,193	4.1%

Bluestem Brands, Inc.	Online Merchandise Retailer	First Lien Debt (7.0% Cash (1 month LIBOR + 6.0%, 1.0% Floor), Due 9/8/20) (10)	2,869	2,869	2,869	2.8%

Bluestem Brands, Inc.	Online Merchandise Retailer	First Lien Debt (7.0% Cash (1 month LIBOR + 6.0%, 1.0% Floor), Due 9/8/20)	1,803	1,803	1,803	1.8%

Bluestem Brands, Inc.	Online Merchandise Retailer	First Lien Debt (11.3% Cash (Prime + 6.5%), Due 11/7/20) (7)	3,529	3,529	2,416	2.4%

				8,201	7,088	7.0%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	1,956	1.9%

				5	1,956	1.9%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

March 31, 2020

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (11)		$1,532	$1,540	1.5%

				1,532	1,540	1.5%

California Pizza Kitchen, Inc.	Restaurant	Second Lien Debt (11.6% Cash (3 month LIBOR + 10.0%, 1.0% Floor), Due 8/23/23) (7)	$5,000	4,933	2,700	2.6%

				4,933	2,700	2.6%

Chicken Soup for the Soul, LLC	Multi-platform Media and Consumer Products	First Lien Debt (10.1% Cash (1 month LIBOR + 8.5%, 1.5% Floor), Due 12/13/20)	13,000	13,000	13,000	12.8%

				13,000	13,000	12.8%

Chief Fire Intermediate, Inc.	Security System Services	First Lien Debt (8.6% Cash (1 month LIBOR + 7.0%, 1.6% Floor), Due 11/8/24) (7)	8,100	8,100	7,103	7.0%

Chief Fire Intermediate, Inc.	Security System Services	Class A Preferred Units (34,740 units)		913	-	0.0%

Chief Fire Intermediate, Inc.	Security System Services	Class B Common Units (3,510 units)		-	-	0.0%

				9,013	7,103	7.0%

CIS Secure Computing, Inc.	Government Services	First Lien Debt (10.1% Cash (1 month LIBOR + 8.5%, 1.0% Floor), 1.0% PIK, Due 9/14/22)	9,289	9,289	9,289	9.1%

CIS Secure Computing, Inc.	Government Services	Common Stock (46,163 shares)		1,000	2,487	2.5%

				10,289	11,776	11.6%

Corporate Visions, Inc.	Sales & Marketing Services	Second Lien Debt (9.0% Cash, 2.0% PIK, Due 11/29/21)	19,425	19,425	18,816	18.5%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	-	0.0%

				21,000	18,816	18.5%

Currency Capital, LLC	Financial Services	First Lien Debt (13.4% Cash (1 month LIBOR + 12.0%, 0.5% Floor), 4.0% PIK, Due 4/20/20) (12)(13)	16,219	16,219	15,963	15.7%

Currency Capital, LLC	Financial Services	Class A Preferred Units (2,000,000 units) (12)		2,000	1,525	1.5%

				18,219	17,488	17.2%

Flavors Holdings, Inc.	Food Product Manufacturer	First Lien Debt (7.2% Cash (3 month LIBOR + 5.8%, 1.0% Floor), Due 6/30/20) (13)	5,789	5,778	5,778	5.6%

Flavors Holdings, Inc.	Food Product Manufacturer	Second Lien Debt (11.5% Cash (3 month LIBOR + 10.0%, 1.0% Floor), Due 10/3/21)	12,000	11,896	11,896	11.7%

				17,674	17,674	17.3%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

March 31, 2020

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (8.7% Cash, Due 12/20/23) (6)(14)	$6,425	$6,425	$6,265	6.2%

Freedom Electronics, LLC	Electronic Machine Repair	Membership Units (181,818 units)		182	129	0.1%

				6,607	6,394	6.3%

HUMC Opco, LLC	Healthcare	First Lien Debt (9.0% Cash, Due 8/16/20)	5,000	5,000	5,000	4.9%

				5,000	5,000	4.9%

J5 Infrastructure Partners, LLC	Wireless Deployment Services	First Lien Debt (8.3% Cash (1 month LIBOR + 6.5%, 1.8% Floor), Due 12/20/24) (15)	2,000	2,000	1,961	1.9%

J5 Infrastructure Partners, LLC	Wireless Deployment Services	First Lien Debt (8.3% Cash (1 month LIBOR + 6.5%, 1.8% Floor), Due 12/20/24)	7,000	7,000	6,864	6.8%

				9,000	8,825	8.7%

Jurassic Quest Holdings, LLC	Entertainment	First Lien Debt (9.5% Cash (1 month LIBOR + 7.5%, 2.0% Floor), Due 5/1/24)	9,665	9,665	8,763	8.6%

Jurassic Quest Holdings, LLC	Entertainment	Preferred Units (467,784 units)		480	-	0.0%

				10,145	8,763	8.6%

MicroHoldco, LLC	General Industrial	Preferred Units (838,042 units) (11)		838	670	0.7%

				838	670	0.7%

Rapid Fire Protection, Inc.	Security System Services	First Lien Debt (9.5% Cash, Due 11/22/24) (6)(16)	6,427	6,427	6,229	6.1%

Rapid Fire Protection, Inc.	Security System Services	Common Stock (363 shares)		500	438	0.4%

				6,927	6,667	6.5%

Seitel, Inc.	Data Services	First Lien Debt (9.3% Cash (3 month LIBOR + 8.3%, 1.0% Floor), Due 3/15/23)	4,686	4,686	4,319	4.2%

				4,686	4,319	4.2%

Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (12.8% Cash, Due 6/26/20) (7)	12,535	12,535	11,250	11.0%

				12,535	11,250	11.0%

Sur La Table, Inc.	Retail	First Lien Debt (10.0% Cash (3 month LIBOR + 9.0%, 1.0% Floor), Due 7/31/22) (7)(13)	10,568	10,502	6,161	6.0%

				10,502	6,161	6.0%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

March 31, 2020

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		$758	$758	0.7%

				758	758	0.7%

U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (9.3% Cash, Due 12/14/23) (6)(17)	$6,913	6,913	6,665	6.5%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class A Preferred Units (500 Units)		540	174	0.2%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class C Units (500 Units)		1	-	0.0%

				7,454	6,839	6.7%

U.S. Well Services, Inc.	Oil & Gas Services	Class A Common Stock (77,073 shares) (18)		771	23	0.0%

U.S. Well Services, Inc.	Oil & Gas Services	Class B Common Stock (1,125,426 shares) (18)		6,701	338	0.3%

				7,472	361	0.3%

Xirgo Technologies, LLC	Information Technology	Membership Units (600,000 units)		600	658	0.6%

				600	658	0.6%

Sub Total Non-control/non-affiliated investments - United States				$252,701	$214,789	210.7%

Affiliate Investments - 83.2%

Affiliate investments - United States

Burgaflex Holdings, LLC	Automobile Part Manufacturer	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	$14,278	$14,278	$14,035	13.8%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class B (1,085,073 shares)		362	-	0.0%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class A (1,253,198 shares)		1,504	-	0.0%

				16,144	14,035	13.8%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (11)		-	2,477	2.4%

				-	2,477	2.4%

Eastport Holdings, LLC	Business Services	Second Lien Debt (14.3% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 12/29/21) (13)	16,500	16,199	16,211	15.9%

Eastport Holdings, LLC	Business Services	Membership Units (22.9% ownership)		3,263	15,522	15.2%

				19,462	31,733	31.1%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

March 31, 2020

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal mount	Cost	Fair Value	% of Net Assets

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares)		$3,477	$3,696	3.6%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	-	0.0%

				3,479	3,696	3.6%

LJS Partners, LLC	QSR Franchisor	Preferred Units (169,888 units)		437	722	0.7%

LJS Partners, LLC	QSR Franchisor	Common Membership Units (2,593,234 units)		1,224	792	0.8%

				1,661	1,514	1.5%

MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12.0% Cash, Due 1/31/21) (13)	$2,600	2,600	2,600	2.6%

MMI Holdings, LLC	Medical Device Distributor	Second Lien Debt (6.0% Cash, Due 1/31/21) (13)	400	388	400	0.4%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6.0% PIK Dividend) (19)		1,598	1,736	1.7%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	196	0.2%

				4,586	4,932	4.9%

Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (11.0% Cash, Due 6/30/23) (13)	9,921	9,921	9,630	9.4%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend) (19)		1,000	1,000	1.0%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (60,000 shares)		-	99	0.1%

				10,921	10,729	10.5%

Nth Degree Investment Group, LLC	Business Services	Membership Units (6,088,000 Units)		6,088	1,271	1.2%

				6,088	1,271	1.2%

RAM Payment, LLC	Financial Services	First Lien Debt (9.9% Cash, Due 1/4/24) (6)	8,900	8,900	8,900	8.7%

RAM Payment, LLC	Financial Services	Preferred Units (86,000 units, 8.0% PIK Dividend) (19)		945	2,004	2.0%

				9,845	10,904	10.7%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Second Lien Debt (15.0% PIK, Due 9/12/23)	811	779	778	0.8%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)		6,958	2,080	2.0%

				7,737	2,858	2.8%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

March 31, 2020

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

V12 Holdings, Inc.	Data Processing & Digital Marketing	Second Lien Debt (11)		$655	$708	0.7%

				655	708	0.7%

Sub Total Affiliate investments - United States				$80,578	$84,857	83.2%

Control Investments - 21.2%

Control investments - United States

Capitala Senior Loan Fund II, LLC	Investment Funds	Second Lien Debt (6.6% Cash (1 month LIBOR + 5.0%), Due 9/3/24) (12)(20)	-	-	-	0.0%

Capitala Senior Loan Fund II, LLC	Investment Funds	Membership Units (80.0% ownership) (12)(21)(22)		$13,600	$13,786	13.5%

				13,600	13,786	13.5%

Vology, Inc.	Information Technology	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 12/31/21)	$3,877	3,877	3,877	3.8%

Vology, Inc.	Information Technology	Class A Preferred Units (9,041,810 Units)		5,215	3,918	3.9%

Vology, Inc.	Information Technology	Membership Units (5,363,982 Units)		-	-	0.0%

				9,092	7,795	7.7%

Sub Total Control investments - United States				$22,692	$21,581	21.2%

TOTAL INVESTMENTS - 315.1%				$355,971	$321,227	315.1%

(1)	All investments valued using unobservable inputs (Level 3), unless otherwise noted.
(2)	All investments valued by the Board of Directors.
(3)	All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.
(4)	Percentages are based on net assets of $101,955 as of March 31, 2020.
(5)	Capitala Finance Corp. generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise noted, all of the Company's investments are deemed to be restricted securities under the Securities Act.
(6)	The cash rate equals the approximate current yield on our last-out portion of the unitranche facility.
(7)	Non-accrual investment.
(8)	The investment is convertible to preferred equity.
(9)	The investment has a $1.7 million unfunded commitment.
(10)	The investment has a $5.3 million unfunded commitment.
(11)	The investment has been exited or sold. The residual value reflects estimated earnout, escrow, or other proceeds expected post-closing.
(12)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2020, 8.2% of the Company's total assets were non-qualifying assets.
(13)	The maturity date of the original investment has been extended.
(14)	The investment has a $0.5 million unfunded commitment.
(15)	The investment has a $1.5 million unfunded commitment.
(16)	The investment has a $4.5 million unfunded commitment.
(17)	The investment has a $1.0 million unfunded commitment.
(18)	Investment is valued using observable inputs (Level 1). The stock of the company is traded on the NASDAQ Capital Market under the ticker "USWS."
(19)	The equity investment is income producing, based on rate disclosed.
(20)	The investment has a $5.0 million unfunded commitment.
(21)	The investment has a $6.4 million unfunded commitment.
(22)	The investment is valued based on the net asset value of the company.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2019

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

Non-control/non-affiliated investments - 162.8%

Non-control/non-affiliated investments - United States

3 Bridge Solutions, LLC	IT Consulting	First Lien Debt (10.7% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 12/4/22)	$13,274	$13,274	$13,274	9.0%

3 Bridge Solutions, LLC	IT Consulting	Preferred Units (965 units)		1,090	499	0.3%

3 Bridge Solutions, LLC	IT Consulting	Membership Units (39,000 units)		10	-	0.0%

				14,374	13,773	9.3%

Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (8.0% Cash, 3.8% PIK, Due 12/18/22)	5,491	5,331	5,319	3.6%

Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (8.0% Cash, 3.8% PIK, Due 12/18/22) (6)	13,125	13,125	10,624	7.2%

Alternative Biomedical Solutions, LLC	Healthcare	Membership Units (20,092 units)		800	-	0.0%

				19,256	15,943	10.8%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (7.0% Cash, Due 12/31/22)	3,500	3,500	3,500	2.3%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (2.0% PIK, Due 12/31/22) (7)	6,000	3,485	3,485	2.4%

				6,985	6,985	4.7%

AmeriMark Direct, LLC	Consumer Products	First Lien Debt (14.3% Cash, Due 9/8/21)	16,123	15,974	15,633	10.6%

				15,974	15,633	10.6%

BigMouth, Inc.	Consumer Products	First Lien Debt (10.3% Cash (1 month LIBOR + 8.5%, 0.5% Floor, Due 11/14/21) (8)	857	857	857	0.6%

BigMouth, Inc.	Consumer Products	First Lien Debt (10.2% Cash (1 month LIBOR + 8.5%, 0.5% Floor, Due 11/14/21)	8,784	8,784	8,628	5.8%

				9,641	9,485	6.4%

Bluestem Brands, Inc.	Online Merchandise Retailer	First Lien Debt (9.3% Cash (1 month LIBOR + 7.5%, 1.0% Floor), Due 11/7/20)	3,529	3,529	2,877	1.9%

				3,529	2,877	1.9%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	2,489	1.7%

				5	2,489	1.7%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2019

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (9)		$1,532	$1,490	1.0%

				1,532	1,490	1.0%

California Pizza Kitchen, Inc.	Restaurant	Second Lien Debt (11.9% Cash (3 month LIBOR + 10.0%, 1.0% Floor), Due 8/23/23)	$5,000	4,927	4,697	3.2%

				4,927	4,697	3.2%

Chicken Soup for the Soul, LLC	Multi-platform Media and Consumer Products	First Lien Debt (10.2% Cash (1 month LIBOR + 8.5%, 1.5% Floor), Due 12/13/20)	13,000	13,000	13,000	8.8%

				13,000	13,000	8.8%

Chief Fire Intermediate, Inc.	Security System Services	First Lien Debt (8.7% Cash (1 month LIBOR + 7.0%, 1.6% Floor), Due 11/8/24)	8,100	8,100	8,100	5.5%

Chief Fire Intermediate, Inc.	Security System Services	Class A Preferred Units (34,740 units, 10.0% PIK Dividend) (10)		913	913	0.6%

Chief Fire Intermediate, Inc.	Security System Services	Class B Common Units (3,510 units)		-	-	0.0%

				9,013	9,013	6.1%

CIS Secure Computing, Inc.	Government Services	First Lien Debt (10.2% Cash (1 month LIBOR + 8.5%, 1.0% Floor), 1.0% PIK, Due 9/14/22)	9,389	9,389	9,389	6.3%

CIS Secure Computing, Inc.	Government Services	Common Stock (46,163 shares)		1,000	1,890	1.3%

				10,389	11,279	7.6%

Corporate Visions, Inc.	Sales & Marketing Services	Second Lien Debt (9.0% Cash, 2.0% PIK, Due 11/29/21)	19,327	19,327	18,962	12.8%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	329	0.2%

				20,902	19,291	13.0%

Currency Capital, LLC	Financial Services	First Lien Debt (13.7% Cash (1 month LIBOR + 12.0%, 0.5% Floor), 2.0% PIK, Due 1/2/20) (11)	16,269	16,269	16,269	11.0%

Currency Capital, LLC	Financial Services	Class A Preferred Units (2,000,000 units) (11)		2,000	2,504	1.7%

				18,269	18,773	12.7%

Flavors Holdings, Inc.	Food Product Manufacturer	First Lien Debt (7.7% Cash (3 month LIBOR + 5.8%, 1.0% Floor), Due 4/3/20)	5,789	5,778	5,767	3.9%

Flavors Holdings, Inc.	Food Product Manufacturer	Second Lien Debt (11.9% Cash (3 month LIBOR + 10.0%, 1.0% Floor), Due 10/3/21)	12,000	11,878	11,842	8.0%

				17,656	17,609	11.9%

Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (8.7% Cash, Due 12/20/23) (6)(12)	5,940	5,940	5,940	4.0%

Freedom Electronics, LLC	Electronic Machine Repair	Membership Units (181,818 units)		182	160	0.1%

				6,122	6,100	4.1%

HUMC Opco, LLC	Healthcare	First Lien Debt (9.0% Cash, Due 8/16/20)	5,000	5,000	5,000	3.4%

				5,000	5,000	3.4%

Installs, LLC	Logistics	First Lien Debt (9.3% Cash, Due 6/20/23) (6)	2,924	2,924	2,924	2.0%

				2,924	2,924	2.0%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2019

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

J5 Infrastructure Partners, LLC	Wireless Deployment Services	First Lien Debt (8.3% Cash (1 month LIBOR + 6.5%, 1.8% Floor), Due 12/20/24) (13)	-	-	-	0.0%

J5 Infrastructure Partners, LLC	Wireless Deployment Services	First Lien Debt (8.3% Cash (1 month LIBOR + 6.5%, 1.8% Floor), Due 12/20/24)	$7,000	$7,000	$7,000	4.7%

				7,000	7,000	4.7%

Jurassic Quest Holdings, LLC	Entertainment	First Lien Debt (9.5% Cash (1 month LIBOR + 7.5%, 2.0% Floor), Due 5/1/24) (14)	10,827	10,827	10,827	7.3%

Jurassic Quest Holdings, LLC	Entertainment	Preferred Units (375,000 units)		388	85	0.1%

				11,215	10,912	7.4%

MicroHoldco, LLC	General Industrial	Preferred Units (9)		838	838	0.6%

				838	838	0.6%

Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt (9)		510	510	0.3%

				510	510	0.3%

Rapid Fire Protection, Inc.	Security System Services	First Lien Debt (9.2% Cash, Due 11/22/24) (6)(15)	6,550	6,550	6,550	4.4%

Rapid Fire Protection, Inc.	Security System Services	Common Stock (363 shares)		500	500	0.4%

				7,050	7,050	4.8%

Seitel, Inc.	Data Services	First Lien Debt (10.0% Cash (1 month LIBOR + 8.3%, 1.0% Floor), Due 3/15/23)	4,749	4,749	4,749	3.2%

				4,749	4,749	3.2%

Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (12.8% Cash, Due 6/26/20)	12,744	12,744	12,607	8.5%

				12,744	12,607	8.5%

Sur La Table, Inc.	Retail	First Lien Debt (10.9% Cash (3 month LIBOR + 9.0%, 1.0% Floor), Due 7/31/22) (16)(17)	10,528	10,528	10,045	6.8%

				10,528	10,045	6.8%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	758	0.5%

				758	758	0.5%

U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (9.3% Cash, Due 12/14/23) (6)(12)	6,930	6,930	6,822	4.6%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class A Preferred Units (500 Units)		540	204	0.1%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class C Units (500 Units)		1	-	0.0%

				7,471	7,026	4.7%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2019

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets

U.S. Well Services, Inc.	Oil & Gas Services	Class A Common Stock (77,073 shares) (11)(18)		$771	$146	0.1%

U.S. Well Services, Inc.	Oil & Gas Services	Class B Common Stock (1,125,426 shares) (11)(18)		6,701	2,127	1.4%

				7,472	2,273	1.5%

Xirgo Technologies, LLC	Information Technology	Membership Units (600,000 units)		600	917	0.6%

				600	917	0.6%

Sub Total Non-control/non-affiliated investments - United States				$250,433	$241,046	162.8%

Affiliate Investments - 66.7%

Affiliate investments - United States

Burgaflex Holdings, LLC	Automobile Part Manufacturer	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	$14,421	$14,421	$14,421	9.7%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class B (1,085,073 shares)		362	635	0.4%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class A (1,253,198 shares)		1,504	-	0.0%

				16,287	15,056	10.1%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (9)		-	3,326	2.2%

				-	3,326	2.2%

Eastport Holdings, LLC	Business Services	Second Lien Debt (14.9% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 12/29/21) (16)	16,500	16,155	16,500	11.2%

Eastport Holdings, LLC	Business Services	Membership Units (22.9% ownership)		3,263	17,822	12.0%

				19,418	34,322	23.2%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend) (10)		3,476	3,761	2.6%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	501	0.3%

				3,478	4,262	2.9%

LJS Partners, LLC	QSR Franchisor	Preferred Units (92,924 units)		293	372	0.3%

LJS Partners, LLC	QSR Franchisor	Common Membership Units (2,593,234 units)		1,224	1,509	1.0%

				1,517	1,881	1.3%

MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12.0% Cash, Due 1/31/21) (16)	2,600	2,600	2,600	1.8%

MMI Holdings, LLC	Medical Device Distributor	Second Lien Debt (6.0% Cash, Due 1/31/21) (16)	400	388	400	0.3%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6.0% PIK Dividend) (10)		1,572	1,710	1.1%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	194	0.1%

				4,560	4,904	3.3%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2019

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value		% of Net Assets

Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (11.0% Cash, Due 6/30/23) (16)	$10,100	$10,100	$Z	10,100	6.8%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend) (10)		1,000		1,000	0.7%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (60,000 shares)		-		464	0.3%

				11,100		11,564	7.8%

Nth Degree Investment Group, LLC	Business Services	Membership Units (6,088,000 Units)		6,088		6,088	4.1%

				6,088		6,088	4.1%

RAM Payment, LLC	Financial Services	First Lien Debt (10.0% Cash, Due 1/4/24) (6)	9,019	9,019		9,019	6.1%

RAM Payment, LLC	Financial Services	Preferred Units (86,000 units, 8.0% PIK Dividend) (10)		928		1,725	1.2%

				9,947		10,744	7.3%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Second Lien Debt (15.0% PIK, Due 9/12/23)	782	748		748	0.5%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)		6,958		5,160	3.5%

				7,706		5,908	4.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Second Lien Debt (9)		655		708	0.5%

				655		708	0.5%

Sub Total Affiliate investments - United States				$80,756		$98,763	66.7%

Control Investments - 15.3%

Control investments - United States

Capitala Senior Loan Fund II, LLC	Investment Funds	Second Lien Debt (6.7% Cash (1 month LIBOR + 5.0%), Due 9/3/24) (11)(19)	-	-		-	0.0%

Capitala Senior Loan Fund II, LLC	Investment Funds	Membership Units (80.0% ownership) (11)(20)(21)		$13,600		$13,631	9.2%

				13,600		13,631	9.2%

Vology, Inc.	Information Technology	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 12/31/21)	$3,877	3,877		3,877	2.6%

Vology, Inc.	Information Technology	Class A Preferred Units (9,041,810 Units)		5,215		5,215	3.5%

Vology, Inc.	Information Technology	Membership Units (5,363,982 Units)		-		-	0.0%

				9,092		9,092	6.1%

Sub Total Control investments - United States				$22,692		$22,723	15.3%

TOTAL INVESTMENTS - 244.8%				$353,881		$362,532	244.8%

(1)	All investments valued using unobservable inputs (Level 3), unless otherwise noted.
(2)	All investments valued by the Board of Directors.
(3)	All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.
(4)	Percentages are based on net assets of $148,113 as of December 31, 2019.
(5)	Capitala Finance Corp. generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise noted, all of the Company's investments are deemed to be restricted securities under the Securities Act.
(6)	The cash rate equals the approximate current yield on our last-out portion of the unitranche facility.
(7)	The investment is convertible to preferred equity.
(8)	The investment has a $2.6 million unfunded commitment.
(9)	The investment has been exited or sold. The residual value reflects estimated earnout, escrow, or other proceeds expected post-closing.
(10)	The equity investment is income producing, based on rate disclosed.
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2019, 8.1% of the Company's total assets were non-qualifying assets.
(12)	The investment has a $1.0 million unfunded commitment.
(13)	The investment has a $3.5 million unfunded commitment.
(14)	The investment has a $0.5 million unfunded commitment.
(15)	The investment has a $4.5 million unfunded commitment.
(16)	The maturity date of the original investment has been extended.
(17)	The company may elect to have 1.5% of its cash interest capitalized as paid-in-kind interest.
(18)	Investment is valued using observable inputs (Level 1). The stock of the company is traded on the NASDAQ Capital Market under the ticker "USWS."
(19)	The investment has a $5.0 million unfunded commitment.
(20)	The investment has a $6.4 million unfunded commitment.
(21)	The investment is valued based on the net asset value of the company.

CAPITALA FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through our subsidiary that is licensed by the U.S. Small Business Administration (“SBA”) under the Small Business Investment Company (“SBIC”) Act, the Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, second lien loans, and, to a lesser extent, equity securities issued by lower middle-market companies and traditional middle-market companies.

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

The Company’s financial statements as of March 31, 2020 and December 31, 2019 and for the periods ended March 31, 2020 and 2019 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2020.

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

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less at the date of purchase. The Company deposits its cash in financial institutions, and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

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

Commitments and Contingencies

As of March 31, 2020, the Company had outstanding unfunded commitments related to debt and equity investments in existing portfolio companies of $11.4 million (CSLF II), $5.3 million (Bluestem Brands, Inc.), $4.5 million (Rapid Fire Protection, Inc), $1.7 million (BigMouth, Inc.), $1.5 million (J5 Infrastructure Partners, LLC), $1.0 million (U.S. BioTek Laboratories, LLC), and $0.5 million (Freedom Electronics, LLC). As of December 31, 2019, the Company had outstanding unfunded commitments related to debt and equity investments in existing portfolio companies of  $11.4 million (CSLF II), $4.5 million (Rapid Fire Protection, Inc), $3.5 million (J5 Infrastructure Partners, LLC), $2.6 million (BigMouth, Inc.), $1.0 million (Freedom Electronics, LLC), $1.0 million (U.S. BioTek Laboratories, LLC), and $0.5 million (Jurassic Quest Holdings, LLC).

The Company may invest in the same unitranche facility as CSLF II, whereby CSLF II provides the first-out portion of the unitranche facility and the Company and other lenders provide the last-out portion of the unitranche facility. Under a guarantee agreement, the Company may be required to purchase its pro-rata portion of first-out loans from CSLF II upon certain triggering events, including acceleration upon payment default of the underlying borrower. As of March 31, 2020, the Company has evaluated the fair value of the guarantee under the guidance of ASC Topic 460 — Guarantees and determined that the fair value of the guarantee is immaterial as the risk of payment default for first-out loans in CSLF II is considered remote. The maximum exposure to credit risk as of March 31, 2020 and December 31, 2019, was $10.2 million and $10.3 million, respectively, and extends to the stated maturity of the underlying loans in CSLF II.

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

In management’s opinion, no direct losses with respect to litigation contingencies were probable as of March 31, 2020 and December 31, 2019. Management is of the opinion that the ultimate resolution of such claims, if any, will not materially affect the Company’s business, financial position, results of operations, or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to litigation contingencies.

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

In 2017, the Company elected to amend its tax year end from August 31 to December 31 and filed a tax return for the four months ended December 31, 2017. The tax periods ended December 31, 2019, December 31, 2018, December 31, 2017, and August 31, 2017 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three months ended March 31, 2020 and 2019. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

For U.S. federal income tax purposes, as of March 31, 2020, the aggregate net unrealized depreciation for all securities was $(51.9) million. As of March 31, 2020, gross unrealized appreciation was $3.3 million and gross unrealized depreciation was $(55.2) million. The aggregate cost of securities for U.S. federal income tax purposes was $373.1 million as of March 31, 2020. For U.S. federal income tax purposes, as of December 31, 2019, the aggregate net unrealized depreciation for all securities was $(9.2) million. As of December 31, 2019, gross unrealized appreciation was $7.7 million and gross unrealized depreciation was $(16.9) million. The aggregate cost of securities for U.S. federal income tax purposes was $371.7 million as of December 31, 2019.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of March 31, 2020 and December 31, 2019, the Company recorded a net deferred tax asset of $0.0. For the three months ended March 31, 2020 and 2019, the Company recorded a tax benefit of $0.0 and $66 thousand, respectively. As of March 31, 2020 and December 31, 2019, the valuation allowance on the Company’s deferred tax asset was $4.0 million and $3.2 million, respectively. During the three months ended March 31, 2020 and 2019, the Company recognized an increase in the valuation allowance of $0.8 million and $0.0, respectively.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of March 31, 2020 and December 31, 2019, there were no uncertain tax positions.

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

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 and made significant prospective and retroactive changes to the U.S. federal income tax laws (and certain corresponding state and local conformity measures) including: 1) 5-year net operating loss (“NOL”) carrybacks with no taxable income limitation, 2) relaxation of the limitations on interest expense deductions, 3) qualified improvement property eligible for bonus depreciation, 4) acceleration of alternative minimum tax credits and related quick tax refunds, and 6) indirect tax measures, including workplace tax credits and deferral of social security payroll tax. Management has considered the impact of the CARES Act on the Company, its Taxable Subsidiaries, and the underlying portfolio companies, and the Company has reflected these potential impacts in the financial statements, related tax disclosures, and the value of the investments.

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

Company Investment Risk, Concentration of Credit Risk, Liquidity Risk, and COVID-19 Risk

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

The value of the Company’s investments may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral and/or there are extensive legal and other costs incurred in collecting on a defaulted loan. The value of the Company’s investments may also be detrimentally affected to the extent observable primary or secondary market yields for similar instruments issued by comparable companies increase materially or risk premiums in the market between smaller companies, such as our borrowers, and those for which market yields are observable increase materially.

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

The Company’s operating results and portfolio companies may be negatively impacted by the recent outbreak of COVID-19. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, a national emergency was declared in the U.S. The ongoing spread of COVID-19 has had, and will continue to have, a material adverse impact on the U.S. and global economy as commercial activity and public perception have been negatively impacted by the outbreak. The ultimate extent to which the COVID-19 crisis will impact the Company’s financial condition and results of operations will depend on future developments affecting not only the Company, but also the entire U.S. and global economy, which are inherently uncertain, including, among others, new information that may emerge concerning the severity and rate of spread of the disease.

Note 3. Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Disclosure Framework — Changes to the Disclosure Requirement for Fair Value Measurement. The FASB issued the amendments as part of the disclosure framework project which is intended to improve the effectiveness of fair value disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of the financial statements. The standard is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2019. Management has evaluated the impact of adoption of ASU 2018-13 and determined that these changes will not have a significant impact on the Company’s consolidated financial statements and disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the quarter ended March 31, 2020.

Note 4. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, second lien loans, and, to a lesser extent, equity securities issued by lower middle-market companies and traditional middle-market companies. As of March 31, 2020, our portfolio consisted of investments in 41 portfolio companies with a fair value of approximately $321.2 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt in one debt security, bifurcating the loan into a first-out tranche and last-out tranche. As of March 31, 2020, 15.6% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2019, 18.1% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the three months ended March 31, 2020, the Company made approximately $8.3 million of investments and had approximately $7.8 million in repayments and sales, resulting in net investments of approximately $0.5 million for the period. During the three months ended March 31, 2019, the Company made approximately $21.1 million of investments and had approximately $11.5 million in repayments and sales, resulting in net investments of approximately $9.6 million for the period.

During the three months ended March 31, 2020, the Company funded $3.4 million of previously committed capital to existing portfolio companies. During the three months ended March 31, 2020, the Company funded $4.9 million of investments in portfolio companies for which it was not previously committed to fund. During the three months ended March 31, 2019, the Company funded $2.1 million of previously committed capital to existing portfolio companies. During the three months ended March 31, 2019, the Company funded $19.0 million of investments in portfolio companies for which it was not previously committed to fund. During the three months ended March 31, 2020 and 2019, the Company did not lead any syndicates and did not assist any portfolio companies in obtaining indirect financing.

As of March 31, 2020, the Company’s Board of Directors approved the fair value of the Company’s investment portfolio of approximately $321.2 million in good faith in accordance with the Company’s valuation procedures. The Company’s Board of Directors approved the fair value of the Company’s investment portfolio as of March 31, 2020 with input from a third-party valuation firm and the Investment Advisor based on information known or knowable as of the valuation date, including trailing and forward looking data. The COVID-19 pandemic is an unprecedented circumstance that materially impacts the fair value of the Company’s investments. As a result, the fair value of the Company’s portfolio investments may be further negatively impacted after March 31, 2020 by circumstances and events that are not yet known.

COVID-19 may also impact the Company’s portfolio companies’ ability to pay their respective contractual obligations, including principal and interest due to the Company, and some portfolio companies may require interest or principal deferrals in order to fulfill short-term liquidity needs in response to COVID-19. The Company is working with each of its portfolio companies to help them access short-term liquidity through interest deferrals, funding on unused lines of credit, and other sources of liquidity.

The composition of our investments as of March 31, 2020, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$237,260	66.7%	$210,984	65.7%
Second Lien Debt	54,275	15.2	51,509	16.0
Equity and Warrants	50,836	14.3	44,948	14.0
Capitala Senior Loan Fund II, LLC	13,600	3.8	13,786	4.3
Total	$355,971	100.0%	$321,227	100.0%

The composition of our investments as of December 31, 2019, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$235,646	66.6%	$231,203	63.8%
Second Lien Debt	54,079	15.3	53,857	14.8
Equity and Warrants	50,556	14.3	63,841	17.6
Capitala Senior Loan Fund II, LLC	13,600	3.8	13,631	3.8
Total	$353,881	100.0%	$362,532	100.0%

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

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

●	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

●	Level 2 — Valuations based on inputs other than quoted prices in active markets, which are either directly or indirectly observable.

●	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

The following table presents the fair value measurements of investments, by major class, as of March 31, 2020, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$210,984	$210,984
Second Lien Debt	—	—	51,509	51,509
Equity and Warrants	361	—	44,587	44,948
Total	$361	$—	$307,080	$307,441

(1)	Excludes the Company’s $13.8 million investment in CSLF II, measured at NAV.

The following table presents fair value measurements of investments, by major class, as of December 31, 2019, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$231,203	$231,203
Second Lien Debt	—	—	53,857	53,857
Equity and Warrants	2,273	—	61,568	63,841
Total	$2,273	$—	$346,628	$348,901

(1)	Excludes the Company’s $13.6 million investment in CSLF II, measured at NAV.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2020 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Equity and Warrants	Total (1)
Balance as of January 1, 2020	$231,203	$53,857	$61,568	$346,628
Repayments/sales	(6,850)	—	(918)	(7,768)
Purchases	8,030	—	237	8,267
Payment in-kind interest and dividends accrued	346	127	43	516
Accretion of original issue discount	39	68	—	107
Realized gain on investments	50	—	918	968
Net unrealized depreciation on investments	(21,834)	(2,543)	(17,261)	(41,638)
Balance as of March 31, 2020	$210,984	$51,509	$44,587	$307,080

(1)	Excludes the Company’s $13.8 million investment in CSLF II, measured at NAV.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2019 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Equity and Warrants	Total (1)
Balance as of January 1, 2019	$237,570	$105,608	$92,054	$435,232
Reclassifications	(5,374)	—	5,374	—
Repayments/sales	(5,592)	—	(5,900)	(11,492)
Purchases	16,277	3,800	1,051	21,128
Payment in-kind interest and dividends accrued	183	511	225	919
Accretion of original issue discount	51	209	—	260
Realized gain (loss) on investments	(10,678)	—	4,831	(5,847)
Net unrealized appreciation (depreciation) on investments	9,021	(3,259)	(4,237)	1,525
Transfers out of Level 3 (2)	—	—	(9,861)	(9,861)
Balance as of March 31, 2019	$241,458	$106,869	$83,537	$431,864

(1)	Excludes the Company’s $13.9 million investment in CSLF II, measured at NAV.

(2)	The Company’s investment in U.S. Well Services, Inc. is traded on the NASDAQ Capital Market under the ticker “USWS”. Because the Company’s investment is now traded in an active market, the Company has reclassified its investment in U.S. Well Services, Inc. from Level 3 to Level 1 of the fair value hierarchy. Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. The unrealized depreciation on the Company’s investment in U.S. Well Services, Inc. for the three months ended March 31, 2019 was $(0.3) million.

The net change in unrealized depreciation on investments held was ($43.4) million and ($2.5) million as of March 31, 2020 and 2019 and for the three months then ended, respectively, and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of March 31, 2020 were as follows:

	Fair Value(2) (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
First lien debt	$141.4	Income	Required Rate of Return	7.0% – 22.0% (12.8%)
			Leverage Ratio	1.7x – 7.2x (3.6x)
			Adjusted EBITDA	($0.8) million – $114.0 million ($15.4 million)

First lien debt	$69.6	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple	2.8x – 6.8x (4.1x)
			Adjusted EBITDA	$2.0 million – $114.0 million ($16.6 million)
			Revenue Multiple	0.2x – 0.9x (0.5x)
			Revenue	$13.4 million – $761.3 million ($451.9 million)

Second lien debt	$47.7	Income	Required Rate of Return	11.5% – 22.3% (14.2%)
			Leverage Ratio	4.1x – 11.1x (5.2x)
			Adjusted EBITDA	$1.2 million – $74.5 million ($30.6 million)

Second lien debt	$3.8	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple Adjusted EBITDA	5.0x – 6.0x (5.1x) $1.9 million – $63.0 million ($55.1 million)

Equity and	$44.6	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple	4.5x – 9.0x (6.8x)
warrants			Adjusted EBITDA	$1.9 million – $19.6 million ($9.3 million)
			Revenue Multiple	0.2x – 3.7x (0.6x)
			Revenue	$19.1 million – $574.5 million ($458.5 million)

(1)	$21.5 million in first lien debt, $0.7 million in second lien debt, and $3.9 million in equity and warrants were valued using the asset approach.

(2)	Excludes the Company’s $13.8 million investment in CSLF II, measured at NAV.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2019 were as follows:

	Fair Value(2) (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
First lien debt	$211.2	Income	Required Rate of Return	7.0% – 20.0% (12.0%)
			Leverage Ratio	1.5x – 7.9x (3.8x)
			Adjusted EBITDA	$0.8 million – $114.0 million ($13.6 million)

First lien debt	$20.0	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple	6.0x – 6.0x (6.0x)
			Adjusted EBITDA	$2.9 million – $2.9 million ($2.9 million)
			Revenue Multiple	1.0x – 1.1x (1.1x)
			Revenue	$13.3 million – $21.6 million ($19.5 million)

Second lien debt	$53.9	Income and Asset(1)	Required Rate of Return	6.0% – 15.0% (13.5%)
			Leverage Ratio	3.0x – 7.0x (5.3x)
			Adjusted EBITDA	$1.8 million – $74.5 million ($32.7 million)

Equity and warrants	$61.6	Enterprise Value Waterfall and Asset(1)	Revenue Multiple	0.4x – 4.7x (0.8x)
			Revenue	$17.1 million - $566.2 million ($406.6 million)
			EBITDA Multiple	3.9x – 10.0x (7.3x)
			Adjusted EBITDA	$1.8 million - $25.1 million ($11.7 million)

(1)	$2.0 million in first lien debt, $0.7 million in second lien debt, and $4.9 million in equity and warrants were valued using the asset approach.

(2)	Excludes the Company’s $13.6 million investment in CSLF II, measured at NAV.

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

As of March 31, 2020 and December 31, 2019, $13.6 million and $3.4 million in equity capital had been contributed by Capitala and Trinity, respectively. As of March 31, 2020 and December 31, 2019, the Company and Trinity had $6.4 million and $1.6 million of unfunded equity capital commitments outstanding, respectively. The Company’s equity investment in CSLF II is not redeemable.

On September 3, 2019, CSLF II entered into a senior secured revolving credit facility (the “CSLF II Credit Facility”) with KeyBank Specialty Finance Lending, an affiliate of KeyCorp. The CSLF II Credit Facility currently provides for borrowings up to $60.0 million, subject to certain borrowing base restrictions. Borrowings under the CSLF II Credit Facility bear interest at a rate of 1-month LIBOR + 2.25%. Beginning the quarter ended June 30, 2020, CSLF II will incur unused fees of .35% when utilization of the CSLF II Credit Facility exceeds 50% and .65% when utilization of the CSLF II Credit Facility is less than 50%. The CSLF II Credit Facility matures on September 2, 2024.

As of March 31, 2020 and December 31, 2019, $14.2 million and $12.7 million was outstanding under the CSLF II Credit Facility, respectively. For the three months ended March 31, 2020, CSLF II incurred interest and financing expenses of $0.2 million. For the three months ended March 31, 2019, CSLF II did not incur interest and financing expenses.

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

As of March 31, 2020, and December 31, 2019, $0.0 was outstanding on the Subordinated Notes. As of March 31, 2020 and December 31, 2019, the Company and Trinity had $5.0 million and $20.0 million of unfunded commitments related to the Subordinated Notes, respectively. For the three months ended March 31, 2020 and 2019, the Company did not incur any interest and financing expenses related to the Subordinated Notes.

Below is a summary of CSLF II’s portfolio as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020	December 31, 2019
First lien loans (1)	$22,358	$28,396
Weighted average current interest rate on first lien loans	6.5%	6.4%
Number of portfolio companies	4	5
Largest portfolio company investment (1)	$6,566	$7,443
Total of five largest portfolio company investments (1) (2)	$22,358	$28,396

(1)	Based on principal amount outstanding at period end.

(2)	Only four investments held as of March 31, 2020.

Below is CSLF II’s unaudited schedule of investments as of March 31, 2020 (dollars in thousands):

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost	Fair Value
Investments at Fair Value
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.0% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	$5,431	$5,431	$5,431
RAM Payment, LLC	Financial Services	First Lien Debt (6.6% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	6,566	6,566	6,566
Rapid Fire Protection, Inc.(1)	Security System Services	First Lien Debt (5.5% Cash (1 month LIBOR + 3.8%, 1.8% Floor), Due 11/22/24)	5,917	5,917	5,917
U.S. BioTek Laboratories, LLC	Testing Laboratories	First Lien Debt (7.0% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	4,444	4,444	4,444
TOTAL INVESTMENTS			$22,358	$22,358	$22,358

(1)	The investment has a $1.4 million unfunded commitment.

Below is CSLF II’s schedule of investments as of December 31, 2019 (dollars in thousands):

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost	Fair Value
Investments at Fair Value
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.0% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	$5,445	$5,445	$5,445
Installs, LLC	Logistics	First Lien Debt (5.8% Cash (1 month LIBOR + 4.0%, 1.8% Floor), Due 6/20/23)	7,443	7,443	7,443
RAM Payment, LLC	Financial Services	First Lien Debt (6.7% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	6,653	6,653	6,653
Rapid Fire Protection, Inc.(1)	Security System Services	First Lien Debt (5.5% Cash (1 month LIBOR + 3.8%, 1.8% Floor), Due 11/22/24)	4,400	4,400	4,400
U.S. BioTek Laboratories, LLC	Testing Laboratories	First Lien Debt (7.0% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	4,455	4,455	4,455
TOTAL INVESTMENTS			$28,396	$28,396	$28,396

(1)	The investment has a $3.0 million unfunded commitment.

Below are the statements of assets and liabilities for CSLF II (dollars in thousands):

	As of
	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments at fair value (amortized cost of $22,358 and $28,396, respectively)	$22,358	$28,396
Cash and cash equivalents	8,517	704
Interest receivable	117	151
Other assets	3	7
Total assets	$30,995	$29,258
LIABILITIES
Credit facility (net of deferred financing costs of $588 and $621, respectively)	$13,612	$12,079
Interest and financing fees payable	127	113
Accounts payable	24	27
Total liabilities	$13,763	$12,219
NET ASSETS
Members’ capital	$17,232	$17,039
Total net assets	$17,232	$17,039

Below are the unaudited statements of operations for CSLF II (dollars in thousands):

	For the Three Months Ended
	March 31, 2020	March 31, 2019
INVESTMENT INCOME
Interest income	$421	$312
Fee income	3	68
Total investment income	$424	$380
EXPENSES
Interest and financing expenses	$160	$—
General and administrative expenses	71	87
Total expenses	$231	$87
NET INVESTMENT INCOME	$193	$293
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$193	$293

Note 5. Transactions With Affiliated Companies

          During the three months ended March 31, 2020, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2019 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	March 31, 2020 Fair Value

Affiliate investments

Burgaflex Holdings, LLC	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	$14,278	$431	$14,421	$108	$(250)	$-	$(244)	$14,035

Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)		-	635	-	-	-	(635)	-

Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)		-	-	-	-	-	-	-

			431	15,056	108	(250)	-	(879)	14,035

City Gear, LLC	Membership Unit Warrants		-	3,326	-	-	-	(849)	2,477

			-	3,326	-	-	-	(849)	2,477

Eastport Holdings, LLC	Second Lien Debt (14.3% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 12/29/21)	16,500	653	16,500	43	-	-	(332)	16,211

Eastport Holdings, LLC	Membership Units (22.9% ownership)		-	17,822	-	-	-	(2,300)	15,522

			653	34,322	43	-	-	(2,632)	31,733

GA Communications, Inc.	Series A-1 Preferred Stock (1,998 shares)		-	3,761	-	-	-	(65)	3,696

GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)		-	501	-	-	-	(501)	-

			-	4,262	-	-	-	(566)	3,696

LJS Partners, LLC	Preferred Units (169,888 units)		-	372	144	-	-	206	722

LJS Partners, LLC	Common Membership Units (2,593,234 units)		-	1,509	-	-	-	(717)	792

			-	1,881	144	-	-	(511)	1,514

MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 1/31/21)	2,600	79	2,600	-	-	-	-	2,600

MMI Holdings, LLC	Second Lien Debt (6.0% Cash, Due 1/31/21)	400	6	400	-	-	-	-	400

MMI Holdings, LLC (5)	Preferred Units (1,000 units, 6% PIK Dividend)		-	1,710	26	-	-	-	1,736

MMI Holdings, LLC	Common Membership Units (45 units)		-	194	-	-	-	2	196

			85	4,904	26	-	-	2	4,932

Navis Holdings, Inc.	First Lien Debt (11.0% Cash, Due 6/30/23)	9,921	279	10,100	-	(179)	-	(291)	9,630

Navis Holdings, Inc. (5)	Class A Preferred Stock (1,000 shares, 10% Cash Dividend)		25	1,000	-	-	-	-	1,000

Navis Holdings, Inc.	Common Stock (60,000 shares)		-	464	-	-	-	(365)	99

			304	11,564	-	(179)	-	(656)	10,729

Nth Degree Investment Group, LLC	Membership Units (6,088,000 Units)		-	6,088	-	-	-	(4,817)	1,271

			-	6,088	-	-	-	(4,817)	1,271

RAM Payment, LLC	First Lien Debt (9.9% Cash, Due 1/4/24)	8,900	229	9,019	-	(119)	-	-	8,900

RAM Payment, LLC (5)	Preferred Units (86,000 units, 8% PIK Dividend)		-	1,725	17	-	-	262	2,004

			229	10,744	17	(119)	-	262	10,904

Sierra Hamilton Holdings Corporation	Second Lien Debt (15.0% PIK, Due 9/12/23)	811	2	748	32	-	-	(2)	778

Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)		-	5,160	-	-	-	(3,080)	2,080

			2	5,908	32	-	-	(3,082)	2,858

V12 Holdings, Inc.	Second Lien Debt	-	-	708	-	-	-	-	708

			-	708	-	-	-	-	708

Total Affiliate investments			$1,704	$98,763	$370	$(548)	$-	$(13,728)	$84,857

Control investments

Capitala Senior Loan Fund II, LLC	Second Lien Debt (6.6% Cash (1 month LIBOR + 5.0%), Due 9/3/24)	$-	$-	$-	$-	$-	$-	$-	$-

Capitala Senior Loan Fund II, LLC	Membership Units (80.0% ownership)		-	13,631	-	-	-	155	13,786

			-	13,631	-	-	-	155	13,786

Vology, Inc.	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 12/31/21)	3,877	103	3,877	-	-	-	-	3,877

Vology, Inc.	Class A Preferred Units (9,041,810 Units)		-	5,215	-	-	-	(1,297)	3,918

Vology, Inc.	Membership Units (5,363,982 Units)		-	-	-	-	-	-	-

			103	9,092	-	-	-	(1,297)	7,795

Total Control investments			$103	$22,723	$-	$-	$-	$(1,142)	$21,581

(1)	Represents the total amount of interest, original issue discount, fees and dividends credited to income for the portion of the year an investment was included in Affiliate or Control categories, respectively.
(2)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments, accrued PIK and accretion of original issue discount. Gross additions also include transfers into Affiliate or Control classification.
(3)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments and sales. Gross reductions also includes transfers out of Affiliate or Control classification.
(4)	All debt investments are income producing. Equity and warrant investments are non-income producing, unless otherwise noted.
(5)	The equity investment is income producing, based on rate disclosed.

          During the year ended December 31, 2019, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2018 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2019 Fair Value

Affiliate investments

Burgaflex Holdings, LLC	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	$14,421	$1,837	$14,384	$370	$(750)	$-	$417	$14,421

Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)		-	-	62	-	-	573	635

Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)		-	-	-	-	-	-	-

			1,837	14,384	432	(750)	-	990	15,056

City Gear, LLC	Membership Unit Warrants		-	3,184	111	-	(111)	142	3,326

			-	3,184	111	-	(111)	142	3,326

Eastport Holdings, LLC	Second Lien Debt (14.9% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 12/29/21)	16,500	3,230	16,500	659	-	-	(659)	16,500

Eastport Holdings, LLC	Membership Units (22.9% ownership)		-	17,610	-	-	-	212	17,822

			3,230	34,110	659	-	-	(447)	34,322

GA Communications, Inc. (5)	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend)		-	3,482	299	-	-	(20)	3,761

GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)		-	1,325	-	-	-	(824)	501

			-	4,807	299	-	-	(844)	4,262

J&J Produce Holdings, Inc.	Second Lien Debt (13.0% Cash, Due 6/16/19)	-	485	6,210	-	(5,788)	(618)	196	-

J&J Produce Holdings, Inc.	Common Stock (8,182 shares)		-	-	-	-	(818)	818	-

J&J Produce Holdings, Inc.	Common Stock Warrants (6,369 shares)		-	-	-	-	-	-	-

			485	6,210	-	(5,788)	(1,436)	1,014	-

LJS Partners, LLC	Preferred Units (92,924 units)		-	-	293	-	-	79	372

LJS Partners, LLC	Common Membership Units (2,593,234 units)		-	3,018	327	(293)	-	(1,543)	1,509

			-	3,018	620	(293)	-	(1,464)	1,881

MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 1/31/21)	2,600	316	2,600	-	-	-	-	2,600

MMI Holdings, LLC	Second Lien Debt (6.0% Cash, Due 1/31/21)	400	24	400	-	-	-	-	400

MMI Holdings, LLC (5)	Preferred Units (1,000 units, 6.0% PIK Dividend)		-	1,612	98	-	-	-	1,710

MMI Holdings, LLC	Common Membership Units (45 units)		-	185	-	-	-	9	194

			340	4,797	98	-	-	9	4,904

Navis Holdings, Inc.	First Lien Debt (11.0% Cash, Due 6/30/23)	10,100	568	-	10,100	-	-	-	10,100

Navis Holdings, Inc. (5)	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend)		50	-	1,000	-	-	-	1,000

Navis Holdings, Inc.	Common Stock (60,000 shares)		-	-	-	-	-	464	464

			618	-	11,100	-	-	464	11,564

Nth Degree Investment Group, LLC	Membership Units (6,088,000 Units)		-	-	6,088	-	-	-	6,088

			-	-	6,088	-	-	-	6,088

RAM Payment, LLC	First Lien Debt (10.0% Cash, Due 1/4/24)	9,019	1,212	-	9,489	(470)	-	-	9,019

RAM Payment, LLC (5)	Preferred Units (86,000 Units, 8.0% PIK Dividend)		-	-	928	-	-	797	1,725

			1,212	-	10,417	(470)	-	797	10,744

Sierra Hamilton Holdings Corporation	Second Lien Debt (15.0% PIK, Due 9/12/23)	782	3	-	748	-	-	-	748

Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)		-	6,854	-	-	-	(1,694)	5,160

			3	6,854	748	-	-	(1,694)	5,908

US Bath Group, LLC	First Lien Debt (11.5% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 1/2/23)	-	676	12,750	-	(12,750)	-	-	-

US Bath Group, LLC	Membership Units (500,000 units)		-	2,083	-	(4,323)	3,823	(1,583)	-

			676	14,833	-	(17,073)	3,823	(1,583)	-

V12 Holdings, Inc.	Second Lien Debt		-	742	-	(30)	12	(16)	708

			-	742	-	(30)	12	(16)	708

Total Affiliate investments			$8,401	$92,939	$30,572	$(24,404)	$2,288	$(2,632)	$98,763

Control investments

AAE Acquisition, LLC	Second Lien Debt (6.0% PIK, Due 8/24/19)	$-	$-	$16,327	$4,084	$-	$(20,411)	$-	$-

AAE Acquisition, LLC	Membership Units (2.2% fully diluted)		-	-	-	-	(17)	17	-

AAE Acquisition, LLC	Warrants (58.9% fully diluted)		-	-	-	-	-	-	-

			-	16,327	4,084	-	(20,428)	17	-

CableOrganizer Acquisition, LLC	First Lien Debt (8.0% Cash, Due 6/30/21)	-	72	1,708	1,842	(3,550)	-	-	-

CableOrganizer Acquisition, LLC	First Lien Debt (8.0% Cash, Due 6/30/21)	-	148	8,889	-	(3,424)	(5,465)	-	-

CableOrganizer Acquisition, LLC	Preferred Units - Series A1 (7,200,000 units)		-	-	5,373	-	(5,373)	-	-

CableOrganizer Acquisition, LLC	Preferred Units - Series A (4,000,000 units)		-	-	-	-	(2,354)	2,354	-

CableOrganizer Acquisition, LLC	Common Stock (14.9% fully diluted)		-	-	-	-	(1,394)	1,394	-

CableOrganizer Acquisition, LLC	Common Stock Warrants (40.0% fully diluted)		-	-	-	-	-	-	-

			220	10,597	7,215	(6,974)	(14,586)	3,748	-

Capitala Senior Loan Fund II, LLC	Second Lien Debt (6.7% Cash (1 month LIBOR + 5.0%), Due 9/3/24)	-	-	-	-	-	-	-	-

Capitala Senior Loan Fund II, LLC	Membership Units (80.0% ownership)		1,040	13,695	-	-	-	(64)	13,631

			1,040	13,695	-	-	-	(64)	13,631

Micro Precision, LLC	Second Lien Debt (10.0% Cash, Due 3/31/20)	-	106	1,862	-	(1,862)	-	-	-

Micro Precision, LLC	Second Lien Debt (14.0% Cash, 4.0% PIK, Due 3/31/20)	-	350	4,325	88	(4,413)	-	-	-

Micro Precision, LLC	Series A Preferred Units (47 units)		814	2,817	-	(1,629)	-	(1,188)	-

			1,270	9,004	88	(7,904)	-	(1,188)	-

Navis Holdings, Inc.	First Lien Debt (11.0% Cash, Due 6/30/23)	-	566	7,500	-	(7,500)	-	-	-

Navis Holdings, Inc. (5)	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend)		50	1,000	-	(1,000)	-	-	-

Navis Holdings, Inc.	Common Stock (60,000 shares)		-	4,348	-	(2,600)	2,599	(4,347)	-

			616	12,848	-	(11,100)	2,599	(4,347)	-

Portrait Studio, LLC	First Lien Debt (9.0% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 2.0% Ceiling), Due 12/31/22)	-	98	-	3,540	(3,540)	-	-	-

Portrait Studio, LLC	First Lien Debt (9.1% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 5.0% Ceiling), Due 12/31/22)	-	107	4,500	-	(792)	(3,708)	-	-

Portrait Studio, LLC	Preferred Units (4,350,000 Units)		-	2,174	-	-	(2,450)	276	-

Portrait Studio, LLC	Membership Units (150,000 Units)		-	-	-	-	-	-	-

			205	6,674	3,540	(4,332)	(6,158)	276	-

Vology, Inc.	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 12/31/21)	3,877	119	-	3,877	-	-	-	3,877

Vology, Inc.	Class A Preferred Units (9,041,810 Units)		-	-	5,215	-	-	-	5,215

Vology, Inc.	Membership Units (5,363,982 Units)		-	-	-	-	-	-	-

			119	-	9,092	-	-	-	9,092

Total Control investments			$3,470	$69,145	$24,019	$(30,310)	$(38,573)	$(1,558)	$22,723

(1)	Represents the total amount of interest, original issue discount, fees and dividends credited to income for the portion of the year an investment was included in Affiliate or Control categories, respectively.
(2)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments, accrued PIK and accretion of original issue discount. Gross additions also include transfers into Affiliate or Control classification.
(3)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments and sales. Gross reductions also includes transfers out of Affiliate or Control classification.
(4)	All debt investments are income producing. Equity and warrant investments are non-income producing, unless otherwise noted.
(5)	The equity investment is income producing, based on rate disclosed.

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

The incentive fee consists of the following two parts:

The first part of the incentive fee is calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income, and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, diligence, and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to our Administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 2.0% per quarter (8.0% annualized). The net investment income used to calculate this part of the incentive fee is also included in the amount of the gross assets used to calculate the 1.75% base management fee. The Company pays the Investment Advisor an incentive fee with respect to the pre-incentive fee net investment income in each calendar quarter as follows:

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

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Advisor that would, when taken together with all other incentive fees paid to the Investment Advisor during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. As of March 31, 2020 and December 31, 2019, the Company had incentive fees payable to the Investment Advisor of $3.7 million.

For the three months ended March 31, 2020 and 2019, the Company incurred $1.8 million and $2.1 million in base management fees, respectively. The Company incurred $0.0 and $1.0 million in incentive fees related to pre-incentive fee net investment income for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020 and 2019, our Investment Advisor waived $0.0 in incentive fees.

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

For the three months ended March 31, 2020 and 2019, the Company paid the Administrator $0.4 million for the Company’s allocable portion of the Administrator’s overhead.

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

Note 7. Related Party Transactions

At March 31, 2020 and December 31, 2019, the Company had $3.6 million and $3.7 million, respectively, of management and incentive fees payable to the Investment Advisor. These amounts are reflected in the accompanying consolidated statements of assets and liabilities under the caption “Management and incentive fees payable.”

The Company may invest in the same unitranche facility as CSLF II, whereby CSLF II provides the first-out portion of the unitranche facility and the Company and other lenders provide the last-out portion of the unitranche facility. Under a guarantee agreement, the Company may be required to purchase its pro-rata portion of first-out loans from CSLF II upon certain triggering events, including acceleration upon payment default of the underlying borrower. As of March 31, 2020, the Company has evaluated the fair value of the guarantee under the guidance of ASC Topic 460 — Guarantees and determined that the fair value of the guarantee is immaterial as the risk of payment default for first-out loans in CSLF II is considered remote. The maximum exposure to credit risk as of March 31, 2020 and December 31, 2019 was $10.2 million and $10.3 million, respectively, and extends to the stated maturity of the underlying loans in CSLF II.

Note 8. Borrowings

SBA Debentures

The Company, through its wholly owned subsidiary, uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of March 31, 2020 and December 31, 2019, the Company had $150.0 million of SBA-guaranteed debentures outstanding. The Company has issued all SBA-guaranteed debentures that were permitted under each of the Legacy Funds’ respective SBIC licenses (as applicable), and there are no unused SBA debenture commitments remaining. On March 1, 2019, Fund II repaid its outstanding SBA debentures and relinquished its SBIC license. SBA-guaranteed debentures are secured by a lien on all assets of Fund III and were secured by a lien on all assets of Fund II prior to March 1, 2019. As of March 31, 2020, Fund III had total assets of $229.5 million. As of December 31, 2019, Fund III had total assets of $266.3 million. On June 10, 2014, the Company received an exemptive order from the SEC exempting the Company, Fund II, and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. The Company intends to comply with the conditions of the order.

The following table summarizes the interest expense and annual charges, deferred financing costs, average outstanding balance, and average stated interest and annual charge rate on the SBA-guaranteed debentures for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Interest expense and annual charges	$1,331	$1,433
Deferred financing costs	124	285
Total interest and financing expenses	$1,455	$1,718
Average outstanding balance	$150,000	$160,292
Average stated interest and annual charge rate	3.56%	3.62%

As of March 31, 2020 and December 31, 2019, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):

Fixed Maturity Date	Interest Rate	SBA Annual Charge	March 31, 2020	December 31, 2019
September 1, 2020	3.215%	0.285%	$19,000	$19,000
March 1, 2021	4.084%	0.285%	46,000	46,000
March 1, 2022	2.766%	0.285%	10,000	10,000
March 1, 2022	2.766%	0.515%	50,000	50,000
March 1, 2023	2.351%	0.515%	25,000	25,000
			$150,000	$150,000

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Notes for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Interest expense and annual charges	$1,125	$1,125
Deferred financing costs	140	132
Total interest and financing expenses	$1,265	$1,257
Average outstanding balance	$75,000	$75,000
Average stated interest rate	6.0%	6.0%

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Convertible Notes for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Interest expense	$749	$749
Deferred financing costs	89	84
Total interest and financing expenses	$838	$833
Average outstanding balance	$52,088	$52,088
Average stated interest rate	5.75%	5.75%

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

Borrowings under the Credit Facility bear interest, at the Company’s election, at a rate per annum equal to (i) the one, two, three or six month LIBOR, as applicable, plus 3.50% or (ii) 2.00% plus the highest of  (A) a prime rate, (B) the Federal Funds rate plus 0.5%, and (C) three month LIBOR plus 1.0%. The Company’s ability to elect LIBOR indices with various tenors (e.g., one, two, three or six month LIBOR) on which the interest rates for borrowings under the Credit Facility are based, provides the company with increased flexibility to manage interest rate risks as compared to a borrowing arrangement that does not provide for such optionality. Once a particular LIBOR has been selected, the interest rate on the applicable amount borrowed will reset after the applicable tenor period and be based on the then applicable selected LIBOR (e.g., borrowings for which the Company has elected the one month LIBOR will reset on the one month anniversary of the period based on the then selected LIBOR). For any given borrowing under the Credit Facility, the Company intends to elect what it believes to be an appropriate LIBOR taking into account the Company’s needs at the time as well as the Company’s view of future interest rate movements. The Credit Facility provides for the ability to step-down the pricing of the Credit Facility from LIBOR plus 3.50% to LIBOR plus 3.00% when certain conditions are met. The Company will also pay an unused commitment fee at a rate of 0.75% per annum on the unutilized portion of the aggregate commitments under the Credit Facility on each day when the utilized portion of the aggregate commitments is less than 35% for such day and 0.50% per annum on the unutilized portion of the aggregate commitments under the Credit Facility when the utilized portion is greater than 35% for such day.

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the Credit Facility for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Interest expense	$—	$216
Deferred financing costs	153	115
Unused commitment fees	115	274
Total interest and financing expenses	$268	$605
Average outstanding balance	$—	$15,666
Average stated interest rate	—%	5.53%

As of March 31, 2020 and December 31, 2019, the Company had $0.0 outstanding under the Credit Facility. The Credit Facility is secured by investments and cash held by the Company, exclusive of assets pledged as collateral for the Company’s SBA debentures. Assets pledged to secure the Credit Facility had a carrying value of $149.3 million and $159.8 million, respectively, at March 31, 2020 and December 31, 2019. As part of the terms of the Credit Facility, the Company may not make cash distributions with respect to any taxable year that exceed 110% (125% if the Company is not in default and our covered debt does not exceed 85% of the borrowing base) of the amounts required to be distributed to maintain eligibility as a RIC and to reduce our tax liability to zero for taxes imposed on our investment company taxable income and net capital gains.

As of March 31, 2020, the Company was not in compliance with certain debt covenants in the Credit Facility, including its minimum net asset value covenant and its minimum interest coverage covenant. The Company’s non-compliance with these covenants was largely driven by the increase in non-accrual loans and an increase in unrealized depreciation as the result of the impacts of COVID-19. The Company will not be able to borrow under the Credit Facility until a waiver or amendment can be obtained from ING Capital, LLC and the lender group or until such time that it can comply with the existing debt covenants in the Credit Facility.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2020, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
SBA debentures	$150,000	$151,238	$—	$—	$151,238
2022 Notes	75,000	55,500	55,500	—	—
2022 Convertible Notes	52,088	36,232	36,232	—	—
Credit Facility	—	—	—	—	—
Total	$277,088	$242,970	$91,732	$—	$151,238

(1)	Carrying value equals the gross principal outstanding at period end.

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

Note 9. Directors’ Fees

Our independent directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three months ended March 31, 2020 and 2019, the Company recognized directors’ fees expense of $0.1 million and $0.1 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act. Effective April 1, 2020, the Company’s independent directors have agreed to waive 20% of the fees due to them for the remainder of the fiscal year ending December 31, 2020 due to the impact of COVID-19.

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating diluted earnings per share. For the three months ended March 31, 2020 and 2019, 3.3 million in convertible shares related to the 2022 Convertible Notes were considered anti-dilutive.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the three months ended March 31, 2020 and 2019 (dollars in thousands, except share and per share data):

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Net decrease in net assets resulting from operations	$(42,440)	$(151)
Weighted average common stock outstanding – basic and diluted	16,220,591	16,062,906
Net decrease in net assets per share resulting from operations – basic and diluted	$(2.62)	$(0.01)

Note 11. Distributions

The Company’s distributions are recorded on the record date. Stockholders have the option to receive payment of the distribution in cash, shares of common stock, or a combination of cash and common stock.

Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the three months ended March 31, 2020, we estimate that total distributions of $4.1 million were classified as a return of capital. Distributions may be subject to reclassification based on future dividends and operating results and will not be determined until the end of the year.

The following table summarizes the Company’s distribution declarations for the three months ended March 31, 2020 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
January 2, 2020	January 24, 2020	January 30, 2020	$0.0833	$1,231	14,593	$119
January 2, 2020	February 20, 2020	February 27, 2020	0.0833	1,228	16,556	122
January 2, 2020	March 23, 2020	March 30, 2020	0.0833	1,259	31,566	94
Total Distributions Declared and Distributed			$0.25	$3,718	62,715	$335

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2020 and 2019 (dollars in thousands, except share and per share data):

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Per share data:
Net asset value at beginning of period	$9.14	$11.88
Net investment income(1)	—	0.26
Net realized gain (loss) on investments(1)	0.06	(0.36)
Net unrealized appreciation (depreciation) on investments(1)	(2.68)	0.09
Distributions – return of capital(2)	(0.25)	—
Distributions – net investment income(2)	—	(0.25)
Other(3)	—	(0.01)
Net asset value at end of period	$6.27	$11.61
Net assets at end of period	$101,955	$186,734
Shares outstanding at end of period	16,266,484	16,084,143
Per share market value at end of period	$3.13	$7.96
Total return based on market value(4)	(62.34)%	14.60%
Ratio/Supplemental data:
Ratio of net investment income (loss) to average net assets(5)	(0.04)%	10.56%
Ratio of incentive fees, to average net assets(6)(7)	—%	0.55%
Ratio of interest and financing expenses to average net assets(8)	12.31%	9.48%
Ratio of tax benefit to average net assets(8)	—%	(0.14)%
Ratio of other operating expenses to average net assets(8)	10.49%	6.67%
Ratio of total expenses including tax benefit, to average net assets(5)(6)	22.80%	16.56%
Portfolio turnover rate(9)	2.27%	2.54%
Average debt outstanding (10)	$277,088	$303,046
Average debt outstanding per common share	$17.03	$18.84
Asset coverage ratio per unit(11)	$1,802	$2,228

(1)	Based on daily weighted average balance of shares outstanding during the period.
(2)	Distributions may be subject to reclassification based on future dividends and operating results and will not be determined until the end of the year.
(3)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(5)	Ratios are annualized. Incentive fees, included within the ratio are not annualized.
(6)	The ratio of waived incentive fees to average net assets was 0.00% for the three months ended March 31, 2020 and 2019.
(7)	Ratio is not annualized.
(8)	Ratios are annualized.
(9)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value. Portfolio turnover rates that cover less than a full period are not annualized.
(10)	Based on the daily weighted average balance of debt outstanding during the period.
(11)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of March 31, 2020 and 2019 pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of March 31, 2020.

Portfolio Activity

On April 24, 2020, the Company received $1.7 million for its first lien revolver in BigMouth, Inc., repaid at par.

Distributions

On April 30, 2020, the Company’s Board of Directors determined not to declare a distribution for the second quarter of 2020 due to the impact of COVID-19 on the Company’s expected net investment income.

Other

On May 1, 2020, the Small Business Administration issued a “green light” letter inviting the Company to continue its application process for Capitala SBIC Fund VII, LP, as a wholly owned small business investment company subsidiary of Capitala Finance Corp. If approved, the additional SBIC license would provide the Company with an incremental source of attractive long-term capital. Receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SBIC license and the Company has received no assurance or indication from the SBA that it will receive an additional SBIC license, or of the timeframe in which it would receive an additional license, should one ultimately be granted.

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

Some of the statements in the Quarterly Report on Form 10-Q constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results and the impact of the COVID-19 pandemic thereon;

●	our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;

●	the impact of investments that we expect to make;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest and the impact of the COVID-19 pandemic thereon;

●	our expected financings and investments;

●	the adequacy of our cash resources and working capital; and

●	the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID-19 pandemic thereon.

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

●	an economic downturn, due to the COVID-19 pandemic or otherwise, could impair our portfolio companies’ ability to continue to operate or repay their borrowings, which could lead to the loss of some or all of our investments in such portfolio companies;

●	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities and the impact of the COVID-19 pandemic thereon;

●	interest rate volatility could adversely affect our results, particularly if we use leverage as part of our investment strategy; and

●	the risks, uncertainties, and other factors we identify in “Risk Factors” and elsewhere in our Annual Report on Form 10-K and in this quarterly report on Form 10-Q.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in this quarterly report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless required by law or U.S. Securities and Exchange Commission (“SEC”) rule or regulation.

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

We invest in first lien loans, second lien loans, and, to a lesser extent, equity securities issued by lower middle-market companies and traditional middle-market companies.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally must invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities, and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150%, if certain requirements are met, after such borrowing, with certain limited exceptions. The Small Business Credit Availability Act (the "SBCA") allows BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of total assets), if certain requirements are met. On November 1, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage and as a result, our asset coverage requirements for senior securities was changed from 200% to 150%, effective November 1, 2019. As of March 31, 2020, our asset coverage ratio was 180.2%. To maintain our regulated investment company (“RIC”) status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short- term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

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

The Company’s financial statements as of March 31, 2020 and December 31, 2019 and for the periods ended March 31, 2020 and 2019 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Expenses

Our primary operating expenses include the payment of investment advisory fees to our Investment Advisor, our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under an administration agreement between us and the Administrator (the “Administration Agreement”) and other operating expenses as detailed below. Our investment advisory fee will compensate our Investment Advisor for its work in identifying, evaluating, negotiating, closing, monitoring, and servicing our investments. We will bear all other expenses of our operations and transactions, including (without limitation):

●	the cost of our organization;

●	the cost of calculating our net asset value, including the cost of any third-party valuation services;

●	the cost of effecting sales and repurchases of our shares and other securities;

●	interest payable on debt, if any, to finance our investments;

●	fees payable to third parties relating to, or associated with, making investments (such as legal, accounting, and travel expenses incurred in connection with making investments), including fees and expenses associated with performing due diligence reviews of prospective investments and advisory fees;

●	transfer agent and custodial fees;

●	fees and expenses associated with marketing efforts;

●	costs associated with our reporting and compliance obligations under the 1940 Act, the Securities Exchange Act of 1934, as amended (the “1934 Act”), other applicable federal and state securities laws, and ongoing stock exchange listing fees;

●	federal, state, and local taxes;

●	independent directors’ fees and expenses;

●	brokerage commissions;

●	costs of proxy statements, stockholders’ reports, and other communications with stockholders;

●	fidelity bond, directors’ and officers’ liability insurance, errors and omissions liability insurance, and other insurance premiums;

●	direct costs and expenses of administration, including printing, mailing, telephone, and staff;

●	fees and expenses associated with independent audits and outside legal costs; and

●	all other expenses incurred by either our Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of any costs of compensation and related expenses of our chief compliance officer, our chief financial officer, and their respective administrative support staff.

Critical Accounting Policies and Use of Estimates

In the preparation of our consolidated financial statements and related disclosures, we have adopted various accounting policies that govern the application of U.S. GAAP. Our significant accounting policies are described in Note 2 to the consolidated financial statements. While all of these policies are important to understanding our consolidated financial statements, certain accounting policies and estimates are considered critical due to their impact on the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods covered by such consolidated financial statements. We have identified investment valuation, revenue recognition, and income taxes as our most critical accounting estimates. We continuously evaluate our estimates, including those related to the matters described below. Because of the nature of the judgments and assumptions we make, actual results could materially differ from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.

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

The tax periods ended December 31, 2019, December 31, 2018, December 31, 2017, and August 31, 2017 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the periods ended March 31, 2020 and 2019. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of March 31, 2020 and December 31, 2019, the Company recorded a net deferred tax asset of $0.0. For the three months ended March 31, 2020 and 2019, the Company recorded a tax benefit of $0.0 and $66 thousand, respectively. As of March 31, 2020 and December 31, 2019, the valuation allowance on the Company’s deferred tax asset was $4.0 million and $3.2 million, respectively. During the three months ended March 31, 2020 and 2019, the Company recognized an increase in the valuation allowance of $0.8 million and $0.0, respectively.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of March 31, 2020 and December 31, 2019, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of March 31, 2020 and December 31, 2019. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations, and interpretations thereof.

Portfolio and Investment Activity

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, second lien loans, and, to a lesser extent, equity securities issued by lower middle-market companies and traditional middle-market companies. As of March 31, 2020, our portfolio consisted of investments in 41 portfolio companies with a fair value of approximately $321.2 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt in one debt security, bifurcating the loan into a first-out tranche and last-out tranche. As of March 31, 2020, 15.6% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2019, 18.1% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the three months ended March 31, 2020, we made approximately $8.3 million of investments and had approximately $7.8 million in repayments and sales of investments, resulting in net investments of approximately $0.5 million for the period. During the three months ended March 31, 2019, we made approximately $21.1 million of investments and had approximately $11.5 million in repayments and sales, resulting in net investments of approximately $9.6 million for the period.

As of March 31, 2020, our debt investment portfolio, which represented 81.7% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 9.9%. As of March 31, 2020, 41.6% of the fair value of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2019, our debt investment portfolio, which represented 78.6% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 11.5%. As of December 31, 2019, 37.2% of the fair value of our debt investment portfolio was bearing a fixed rate of interest.

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

As of March 31, 2020, the Board of Directors approved the fair value of our investment portfolio of approximately $321.2 million in good faith in accordance with our valuation procedures. The Board of Directors approved the fair value of our investment portfolio as of March 31, 2020 with input from a third-party valuation firm and the Investment Advisor based on information known or knowable as of the valuation date, including trailing and forward looking data. The COVID-19 pandemic is an unprecedented circumstance that materially impacts the fair value of our investments. As a result, the fair value of our portfolio investments may be further negatively impacted after March 31, 2020 by circumstances and events that are not yet known.

COVID-19 may also impact our portfolio companies’ ability to pay their respective contractual obligations, including principal and interest due to us, and some portfolio companies may require interest or amortization deferrals in order to fulfill short-term liquidity needs in response to COVID-19. We are working with each of our portfolio companies to help them access short-term liquidity through interest deferrals, funding on unused lines of credit, and access other sources of liquidity.

As of March 31, 2020, we had debt investments in eight portfolio companies on non-accrual status with an aggregate amortized cost of $68.0 million and an aggregate fair value of $42.9 million, which represented 19.1% and 13.4% of the investment portfolio, respectively. As of December 31, 2019, we had no investments on non-accrual status.

The increase in non-accrual investments from December 31, 2019 to March 31, 2020 was largely driven by the economic impact of COVID-19. For the three months ended March 31, 2020, the impact of non-accrual loans on our net investment income was an approximate decrease of $1.6 million.

The following table summarizes the amortized cost and the fair value of investments as of March 31, 2020 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$237,260	66.7%	$210,984	65.7%
Second Lien Debt	54,275	15.2	51,509	16.0
Equity and Warrants	50,836	14.3	44,948	14.0
Capitala Senior Loan Fund II, LLC	13,600	3.8	13,786	4.3
Total	$355,971	100.0%	$321,227	100.0%

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2019 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$235,646	66.6%	$231,203	63.8%
Second Lien Debt	54,079	15.3	53,857	14.8
Equity and Warrants	50,556	14.3	63,841	17.6
Capitala Senior Loan Fund II, LLC	13,600	3.8	13,631	3.8
Total	$353,881	100.0%	$362,532	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020		December 31, 2019
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$33,004	10.3%	$40,410	11.2%
Financial Services	28,392	8.8	29,517	8.1
Healthcare	21,068	6.6	27,928	7.7
Consumer Products	19,362	6.0	25,118	6.9
Sales & Marketing Services	18,816	5.9	19,291	5.3
Food Product Manufacturer	17,674	5.5	17,609	4.9
Automobile Part Manufacturer	14,035	4.4	15,056	4.2
Investment Funds	13,786	4.3	13,631	3.8
Security System Services	13,770	4.3	16,063	4.4
IT Consulting	13,553	4.2	13,773	3.8
Multi-Platform Media and Consumer Products	13,000	4.1	13,000	3.6
Government Services	11,776	3.7	11,279	3.1
Healthcare Management	11,250	3.5	12,607	3.5
Textile Equipment Manufacturer	10,729	3.3	11,564	3.2
Wireless Deployment Services	8,825	2.8	7,000	1.9
Entertainment	8,763	2.7	10,912	3.0
Information Technology	8,453	2.6	10,009	2.8
Online Merchandise Retailer	7,088	2.2	2,877	0.8
Testing Laboratories	6,839	2.1	7,026	1.9
Electronic Machine Repair	6,394	2.0	6,100	1.7
Retail	6,161	1.9	10,045	2.8
Medical Device Distributor	4,932	1.5	4,904	1.4
Data Services	4,319	1.3	4,749	1.3
Advertising & Marketing Services	3,696	1.2	4,262	1.2
Oil & Gas Engineering and Consulting Services	2,858	0.9	5,908	1.6
Restaurant	2,700	0.8	4,697	1.3
Footwear Retail	2,477	0.8	3,326	0.9
Home Repair Parts Manufacturer	1,956	0.6	2,489	0.7
Computer Supply Retail	1,540	0.5	1,490	0.4
QSR Franchisor	1,514	0.5	1,881	0.5
Household Product Manufacturer	758	0.2	758	0.2
Data Processing & Digital Marketing	708	0.2	708	0.2
General Industrial	670	0.2	838	0.2
Oil & Gas Services	361	0.1	2,273	0.6
Logistics	—	—	2,924	0.8
Professional and Personal Digital Imaging	—	—	510	0.1
Total	$321,227	100.0%	$362,532	100.0%

All investments made by the Company as of March 31, 2020 and December 31, 2019 were made in portfolio companies located in the U.S. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020		December 31, 2019
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$140,916	43.9%	$165,963	45.8%
West	65,454	20.4	70,102	19.3
Northeast	59,598	18.5	71,184	19.6
Midwest	55,259	17.2	55,283	15.3
Total	$321,227	100.0%	$362,532	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	As of March 31, 2020		As of December 31, 2019
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$75,165	23.4%	$85,688	23.6%
2	155,635	48.5	219,855	60.7
3	39,265	12.2	56,989	15.7
4	51,162	15.9	—	—
Total	$321,227	100.0%	$362,532	100.0%

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

As of March 31, 2020 and December 31, 2019, $13.6 million and $3.4 million in equity capital had been contributed by Capitala and Trinity, respectively. As of March 31, 2020 and December 31, 2019, the Company and Trinity had $6.4 million and $1.6 million of unfunded equity capital commitments outstanding, respectively. The Company’s equity investment in CSLF II is not redeemable.

On September 3, 2019, CSLF II entered into a senior secured revolving credit facility (the “CSLF II Credit Facility”) with KeyBank Specialty Finance Lending, an affiliate of KeyCorp. The CSLF II Credit Facility currently provides for borrowings up to $60.0 million, subject to certain borrowing base restrictions. Borrowings under the CSLF II Credit Facility bear interest at a rate of 1-month LIBOR + 2.25%. Beginning the quarter ended June 30, 2020, CSLF II will incur unused fees of .35% when utilization of the CSLF II Credit Facility exceeds 50% and .65% when utilization of the CSLF II Credit Facility is less than 50%. The CSLF II Credit Facility matures on September 2, 2024.

As of March 31, 2020 and December 31, 2019, $14.2 million and $12.7 million was outstanding under the CSLF II Credit Facility, respectively. For the three months ended March 31, 2020, CSLF II incurred interest and financing expenses of $0.2 million. For the three months ended March 31, 2019, CSLF II did not incur interest and financing expenses.

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

As of March 31, 2020, and December 31, 2019, $0.0 was outstanding on the Subordinated Notes. As of March 31, 2020 and December 31, 2019, the Company and Trinity had $5.0 million and $20.0 million of unfunded commitments related to the Subordinated Notes, respectively. For the three months ended March 31, 2020 and 2019, the Company did not incur any interest and financing expenses related to the Subordinated Notes.

Below is a summary of CSLF II’s portfolio as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020	December 31, 2019
First lien loans (1)	$22,358	$28,396
Weighted average current interest rate on first lien loans	6.5%	6.4%
Number of portfolio companies	4	5
Largest portfolio company investment (1)	$6,566	$7,443
Total of five largest portfolio company investments (1) (2)	$22,358	$28,396

(1)	Based on principal amount outstanding at period end.

(2)	Only four investments held as of March 31, 2020.

Below is CSLF II’s unaudited schedule of investments as of March 31, 2020 (dollars in thousands):

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost	Fair Value
Investments at Fair Value
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.0% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	$5,431	$5,431	$5,431
RAM Payment, LLC	Financial Services	First Lien Debt (6.6% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	6,566	6,566	6,566
Rapid Fire Protection, Inc.(1)	Security System Services	First Lien Debt (5.5% Cash (1 month LIBOR + 3.8%, 1.8% Floor), Due 11/22/24)	5,917	5,917	5,917
U.S. BioTek Laboratories, LLC	Testing Laboratories	First Lien Debt (7.0% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	4,444	4,444	4,444
TOTAL INVESTMENTS			$22,358	$22,358	$22,358

(1)	The investment has a $1.4 million unfunded commitment.

Below is CSLF II’s schedule of investments as of December 31, 2019 (dollars in thousands):

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost	Fair Value
Investments at Fair Value
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.0% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	$5,445	$5,445	$5,445
Installs, LLC	Logistics	First Lien Debt (5.8% Cash (1 month LIBOR + 4.0%, 1.8% Floor), Due 6/20/23)	7,443	7,443	7,443
RAM Payment, LLC	Financial Services	First Lien Debt (6.7% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	6,653	6,653	6,653
Rapid Fire Protection, Inc.(1)	Security System Services	First Lien Debt (5.5% Cash (1 month LIBOR + 3.8%, 1.8% Floor), Due 11/22/24)	4,400	4,400	4,400
U.S. BioTek Laboratories, LLC	Testing Laboratories	First Lien Debt (7.0% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	4,455	4,455	4,455
TOTAL INVESTMENTS			$28,396	$28,396	$28,396

(1)	The investment has a $3.0 million unfunded commitment.

Below are the statements of assets and liabilities for CSLF II (dollars in thousands):

	As of
	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments at fair value (amortized cost of $22,358 and $28,396, respectively)	$22,358	$28,396
Cash and cash equivalents	8,517	704
Interest receivable	117	151
Other assets	3	7
Total assets	$30,995	$29,258
LIABILITIES
Credit facility (net of deferred financing costs of $588 and $621, respectively)	$13,612	$12,079
Interest and financing fees payable	127	113
Accounts payable	24	27
Total liabilities	$13,763	$12,219
NET ASSETS
Members’ capital	$17,232	$17,039
Total net assets	$17,232	$17,039

Below are the unaudited statements of operations for CSLF II (dollars in thousands):

	For the Three Months Ended
	March 31, 2020	March 31, 2019
INVESTMENT INCOME
Interest income	$421	$312
Fee income	3	68
Total investment income	$424	$380
EXPENSES
Interest and financing expenses	$160	$—
General and administrative expenses	71	87
Total expenses	$231	$87
NET INVESTMENT INCOME	$193	$293
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$193	$293

 Results of Operations

Operating results for the three months ended March 31, 2020 and 2019 were as follows (dollars in thousands):

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Total investment income	$7,074	$12,684
Total expenses	7,087	8,549
Net investment income (loss)	(13)	4,135
Net realized gain (loss) on investments	968	(5,847)
Net unrealized appreciation (depreciation) on investments	(43,395)	1,495
Tax benefit	—	66
Net decrease in net assets resulting from operations	$(42,440)	$(151)

Investment income

The composition of our investment income for the three months ended March 31, 2020 and 2019 was as follows (dollars in thousands):

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Interest income	$6,170	$10,021
Fee income	319	387
Payment-in-kind interest and dividend income	516	919
Dividend income	25	1,306
Interest from cash and cash equivalents	44	51
Total investment income	$7,074	$12,684

The income reported as interest income, PIK interest, and PIK dividend income is generally based on the stated rates as disclosed in our consolidated schedules of investments. Accretion of discounts received for purchased loans are included in interest income as an adjustment to yield. As a general rule, our interest income, PIK interest, and PIK dividend income are recurring in nature.

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

We earn dividends on certain equity investments within our investment portfolio. As noted in our consolidated schedules of investments, some investments are scheduled to pay a periodic dividend, though these recurring dividends do not make up a significant portion of our total investment income. We may receive, and have received, more substantial one-time dividends from our equity investments.

For the three months ended March 31, 2020, total investment income decreased by $5.6 million, or 44.2%, compared to the three months ended March 31, 2019. Interest income decreased from $10.0 million for the three months ended March 31, 2019 to $6.2 million for the three months ended March 31, 2020. The decrease from the prior period is due to lower average outstanding debt investments and the impact of non-accrual additions during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in non-accrual investments was largely driven by the economic impact of COVID-19. For the three months ended March 31, 2020, the impact of non-accrual loans on our net investment income was an approximate decrease of $1.6 million. PIK income declined from $0.9 million for the three months ended March 31, 2019 to $0.5 million for the three months ended March 31, 2020, due to a decrease in investments with a contractual PIK rate and the impact of non-accrual additions during the three months ended March 31, 2020. Fee income decreased from $0.4 million for the three months ended March 31, 2019 to $0.3 million for the three months ended March 31, 2020. For the three months ended March 31, 2020, we generated $0.2 million in origination fees from new deployments and $0.1 million in other fees. Comparatively, for the three months ended March 31, 2019, we generated $0.4 million in origination fees from new deployments and $0.0 in other fees. Dividend income decreased from $1.3 million for the three months ended March 31, 2019 to $25 thousand for the three months ended March 31, 2020, primarily due to a $1.3 million non-recurring dividend from a portfolio company received during the three months ended March 31, 2019.

Operating expenses

The composition of our expenses for the three months ended March 31, 2020 and 2019 was as follows (dollars in thousands):

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Interest and financing expenses	$3,826	$4,413
Base management fee	1,757	2,118
Incentive fees	—	1,034
General and administrative expenses	1,504	984
Total expenses	$7,087	$8,549

For the three months ended March 31, 2020, operating expenses decreased $1.5 million, or 17.1%, compared to the three months ended March 31, 2019. Interest and financing expense decreased from $4.4 million for the three months ended March 31, 2019 to $3.8 million for the three months ended March 31, 2020. The decrease from the prior period is primarily related to lower average outstanding SBA debentures and lower utilization of our Credit Facility during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Base management fees declined from $2.1 million for the three months ended March 31, 2019 to $1.8 million for the three months ended March 31, 2020, due to lower average assets under management. Incentive fees declined from $1.0 million for the three months ended March 31, 2019 to $0.0 for the three months ended March 31, 2020 due to better net investment income returns in relation to our net asset value during the three months ended March 31, 2019. General and administrative expenses increased from $1.0 million for the three months ended March 31, 2019 to $1.5 million for the three months ended March 31, 2020, primarily due to an increase in legal and professional fees.

Net realized gain (loss) on investments

During the three months ended March 31, 2020 and 2019 we recognized $1.0 million and $(5.8) million, respectively, of net realized gain (loss) on our portfolio investments.

Net unrealized appreciation (depreciation) on investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended March 31, 2020 and 2019, we had net unrealized appreciation (depreciation) of $(43.4) million and $1.5 million, respectively. The increase in net unrealized depreciation was due primarily to the negative economic impact and the increased uncertainty caused by COVID-19.

Tax benefit

For the three months ended March 31, 2020 and 2019, we recorded a tax benefit of $0.0 and $66 thousand, respectively.

Changes in net assets resulting from operations

For the three months ended March 31, 2020 and 2019, we recorded a net decrease in net assets resulting from operations of $(42.4) million and $(0.2) million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2020 and 2019, our per share net decrease in net assets resulting from operations was $(2.62) and $(0.01), respectively.

Financial Condition, Liquidity and Capital Resources

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our stockholders, and repay indebtedness.

Since our IPO, we have raised approximately $136.0 million in net proceeds from equity offerings through March 31, 2020.

On October 17, 2014, the Company entered into a senior secured revolving credit agreement (as amended, the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. The Credit Facility was amended on May 22, 2015, June 16, 2017, July 19, 2018, February 22, 2019, and December 23, 2019 (the “Amendments”). The Amendments were affected, among other things, in order to increase the total borrowings allowed under the Credit Facility, allow for stock repurchases, extend the maturity date, reduce the minimum required interest coverage ratio, reduce the minimum required net asset value, and reduce the minimum required asset coverage ratio. The Credit Facility currently provides for borrowings up to $60.0 million and may be increased up to $150.0 million pursuant to its “accordion” feature. The Credit Facility matures on April 30, 2022. As of March 31, 2020, we had $0.0 outstanding and $60.0 million available under the Credit Facility.

As of March 31, 2020, the Company was not in compliance with certain debt covenants in the Credit Facility, including its minimum net asset value covenant and its minimum interest coverage covenant. The Company’s non-compliance with these covenants was largely driven by the increase in non-accrual loans and an increase in unrealized depreciation as the result of the impacts of COVID-19. The Company will not be able to borrow under the Credit Facility until a waiver or amendment can be obtained from ING Capital, LLC and the lender group or until such time that it can comply with the existing debt covenants in the Credit Facility.

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

As of March 31, 2020, Fund III had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding. In addition to our existing SBA-guaranteed debentures, we may, if permitted by regulation, seek to issue additional SBA-guaranteed debentures as well as other forms of leverage and borrow funds to make investments. On June 10, 2014, we received an exemptive order from the SEC exempting us, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the 1934 Act, with respect to Fund II and Fund III. We intend to comply with the conditions of the order.

On December 31, 2019, we entered into an open market sale agreementSM with Jefferies LLC pursuant to which we may issue and sell up to $50.0 million in aggregate amount of shares of our common stock in amounts, and at times, to be determined by us (the “ATM Program”). Actual sales in this ATM Program will depend on a variety of factors to be determined by us including market conditions, the trading price of our common stock and determinations by us of the appropriate sources of funding. We may issue shares of our common stock at a price below the then current net asset value per share pursuant to the ATM Program. There were no sales of our common stock under the ATM Program during the quarter ended March 31, 2020.

We are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150% if certain requirements are met, after such borrowing, with certain limited exceptions. The SBCA allows BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of total assets), if certain requirements are met. On November 1, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage and as a result, our asset coverage requirements for senior securities was changed from 200% to 150%, effective November 1, 2019. As of March 31, 2020, our asset coverage ratio was 180.2%. If our asset coverage ratio falls below 150% due a decline in the fair market of our portfolio, including as the result of the economic impact caused by COVID-19, we may be limited in our ability to raise additional debt.

As of March 31, 2020, we had $56.4 million in cash and cash equivalents, and our net assets totaled $102.0 million.

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

 A summary of our significant contractual payment obligations as of March 31, 2020 are as follows (dollars in thousands):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
SBA Debentures	$65,000	$85,000	$—	$—	$150,000
2022 Notes	—	75,000	—	—	75,000
2022 Convertible Notes	—	52,088	—	—	52,088
Credit Facility	—	—	—	—	—
Total Contractual Obligations	$65,000	$212,088	$—	$—	$277,088

 Distributions

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. We made quarterly distributions to our stockholders for the first four full quarters subsequent to our IPO. To the extent we have income available, we have made monthly distributions until March 31, 2020. As announced on April 1, 2020, distributions, if any, will be made on a quarterly basis effective for the second quarter of 2020. Our stockholder distributions, if any, will be determined by our Board on a quarterly basis. Any distribution to our stockholders will be declared out of assets legally available for distribution.

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

 The following tables summarize our distributions declared from January 1, 2018 through March 31, 2020:

Date Declared	Record Date	Payment Date	Amount Per Share
January 2, 2020	January 24, 2020	January 30, 2020	$0.0833
January 2, 2020	February 20, 2020	February 27, 2020	0.0833
January 2, 2020	March 23, 2020	March 30, 2020	0.0833
Total Distributions Declared and Distributed for 2020			$0.25

Date Declared	Record Date	Payment Date	Amount Per Share
January 2, 2019	January 24, 2019	January 30, 2019	$0.0833
January 2, 2019	February 20, 2019	February 27, 2019	0.0833
January 2, 2019	March 21, 2019	March 28, 2019	0.0833
April 1, 2019	April 22, 2019	April 29, 2019	0.0833
April 1, 2019	May 23, 2019	May 30, 2019	0.0833
April 1, 2019	June 20, 2019	June 27, 2019	0.0833
July 1, 2019	July 23, 2019	July 30, 2019	0.0833
July 1, 2019	August 22, 2019	August 29, 2019	0.0833
July 1, 2019	September 20, 2019	September 27, 2019	0.0833
October 1, 2019	October 22, 2019	October 29, 2019	0.0833
October 1, 2019	November 22, 2019	November 29, 2019	0.0833
October 1, 2019	December 23, 2019	December 30, 2019	0.0833
Total Distributions Declared and Distributed for 2019			$1.00

Date Declared	Record Date	Payment Date	Amount Per Share
January 2, 2018	January 22, 2018	January 30, 2018	$0.0833
January 2, 2018	February 20, 2018	February 27, 2018	0.0833
January 2, 2018	March 23, 2018	March 29, 2018	0.0833
April 2, 2018	April 19, 2018	April 27, 2018	0.0833
April 2, 2018	May 22, 2018	May 30, 2018	0.0833
April 2, 2018	June 20, 2018	June 28, 2018	0.0833
July 2, 2018	July 23, 2018	July 30, 2018	0.0833
July 2, 2018	August 23, 2018	August 30, 2018	0.0833
July 2, 2018	September 20, 2018	September 27, 2018	0.0833
October 1, 2018	October 23, 2018	October 30, 2018	0.0833
October 1, 2018	November 21, 2018	November 29, 2018	0.0833
October 1, 2018	December 20, 2018	December 28, 2018	0.0833
Total Distributions Declared and Distributed for 2018			$1.00

Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the year ended December 31, 2018, total distributions of $16.0 million were comprised 100% of ordinary income. For the year ended December 31, 2019, total distributions of $16.1 million were comprised of approximately $13.4 million from ordinary income and $2.7 million from return of capital. For the three months ended March 31, 2020, we estimate that total distributions of $4.1 million were classified as a return of capital. Distributions may be subject to reclassification based on future dividends and operating results and will not be determined until the end of the year.

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

The Company may invest in the same unitranche facility as CSLF II, whereby CSLF II provides the first-out portion of the unitranche facility and the Company and other lenders provide the last-out portion of the unitranche facility. Under a guarantee agreement, the Company may be required to purchase its pro-rata portion of first-out loans from CSLF II upon certain triggering events, including acceleration upon payment default of the underlying borrower. As of March 31, 2020, the Company has evaluated the fair value of the guarantee under the guidance of ASC Topic 460 — Guarantees and determined that the fair value of the guarantee is immaterial as the risk of payment default for first-out loans in CSLF II is considered remote. The maximum exposure to credit risk as of March 31, 2020 and December 31, 2019, was $10.2 million and $10.3 million, respectively, and extends to the stated maturity of the underlying loans in CSLF II.

We have entered into a license agreement with the Investment Advisor, pursuant to which the Investment Advisor has agreed to grant us a non-exclusive, royalty-free license to use the name ‘‘Capitala.’’

We have entered into the Administration Agreement with our Administrator. Pursuant to the terms of the Administration Agreement, our Administrator provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Alala, our chief executive officer, and chairman of our Board, is the chief executive officer, president, and a director of our Administrator.

Off-Balance Sheet Arrangements

As of March 31, 2020, the Company had outstanding unfunded commitments related to debt and equity investments in existing portfolio companies of $11.4 million (CSLF II), $5.3 million (Bluestem Brands, Inc.), $4.5 million (Rapid Fire Protection, Inc), $1.7 million (BigMouth, Inc.), $1.5 million (J5 Infrastructure Partners, LLC), $1.0 million (U.S. BioTek Laboratories, LLC), and $0.5 million (Freedom Electronics, LLC). As of December 31, 2019, the Company had outstanding unfunded commitments related to debt and equity investments in existing portfolio companies of  $11.4 million (CSLF II), $4.5 million (Rapid Fire Protection, Inc), $3.5 million (J5 Infrastructure Partners, LLC), $2.6 million (BigMouth, Inc.), $1.0 million (Freedom Electronics, LLC), $1.0 million (U.S. BioTek Laboratories, LLC), and $0.5 million (Jurassic Quest Holdings, LLC).

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Developments

Portfolio Activity

On April 24, 2020, the Company received $1.7 million for its first lien revolver in BigMouth, Inc., repaid at par.

Distributions

On April 30, 2020, the Company’s Board of Directors determined not to declare a distribution for the second quarter of 2020 due to the impact of COVID-19 on the Company’s expected net investment income.

Other

On May 1, 2020, the Small Business Administration issued a “green light” letter inviting the Company to continue its application process for Capitala SBIC Fund VII, LP, as a wholly owned small business investment company subsidiary of Capitala Finance Corp. If approved, the additional SBIC license would provide the Company with an incremental source of attractive long-term capital. Receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SBIC license and the Company has received no assurance or indication from the SBA that it will receive an additional SBIC license, or of the timeframe in which it would receive an additional license, should one ultimately be granted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts subject to the requirements of the 1940 Act. For the three months ended March 31, 2020, we did not engage in hedging activities.

As of March 31, 2020, we held 24 securities bearing a variable rate of interest. Our variable rate investments represent approximately 58.4% of the fair value of total debt investments. As of March 31, 2020, 41.0% of variable rate securities were yielding interest at a rate equal to the established interest rate floor, and 59.0% of variable rate securities were yielding interest at a rate above its interest rate floor or were not subject to an interest rate floor. As of March 31, 2020, we had $0.0 outstanding on our Credit Facility, which has a variable rate of interest at one-month LIBOR + 3.5%. As of March 31, 2020, all of our other interest paying liabilities, consisting of $150.0 million in SBA-guaranteed debentures, $75.0 million in 2022 Notes, and $52.1 million in 2022 Convertible Notes, were bearing interest at a fixed rate.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.

Based on our March 31, 2020 consolidated statement of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$3,634	$—	$3,634
Up 200 basis points	$2,265	$—	$2,265
Up 100 basis points	$897	$—	$897
Down 100 basis points	$(351)	$—	$(351)
Down 200 basis points	$(351)	$—	$(351)
Down 300 basis points	$(351)	$—	$(351)

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report on Form 10-K”), which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled “Recent legislation may allow us to incur additional leverage”. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the risk factors below, during the three months ended March 31, 2020, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K.

Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, in December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and has since spread to other countries, including the United States, which has resulted in restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the affected jurisdictions, including the United States. In addition to these developments having adverse consequences for us and our portfolio companies have been, and could continue to be, adversely impacted, including through quarantine measures and travel restrictions imposed on its personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers. As the potential impact of COVID-19 is difficult to predict, the extent to which COVID-19 could negatively affect our and our portfolio companies’ operating results or the duration of any potential business or supply-chain disruption, is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity could be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in our Annual Report on Form 10-K including the COVID-19 pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. If we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make distributions. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

Due to the COVID-19 pandemic or other disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur US federal excise tax in order preserve cash and maintain flexibility.

As a BDC, we are not required to make any distributions to shareholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code.  In order to maintain our tax treatment as a RIC, we must distribute to shareholders for each taxable year at least 90.0% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses).  If we qualify for taxation as a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders.  We will be subject to a 4.0% US federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year.  In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all US federal tax purposes as if it were paid on December 31 of the current year.  In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax.  Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year.  For example, we may defer distributions of income earned during 2020 until as late as December 31, 2021.  If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

Due to the COVID-19 pandemic or other disruptions in the economy, we anticipate that we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility.  For example, we anticipate that we will not be able to increase our dividends.  In addition, we may reduce our dividends and/or defer our dividends to the following taxable year.  If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4.0% U.S. federal excise tax on such amounts.  To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our common stock as discussed in the Annual Report on Form 10-K under “We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.”

Due to the recent COVID-19 pandemic, shares of BDCs have traded below their respective NAVs. If our shares of common stock trade at a discount from NAV, it could limit our ability to raise equity capital.

As a result of the COVID-19 pandemic, the stocks of BDCs as an industry, including shares of our common stock, have traded below NAV, at or near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. If our common stock trades below its NAV, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our NAV could decrease and our level of distributions could be impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2020, pursuant to our DRIP, we issued 62,715 shares of common stock to stockholders of record that did not opt out of our DRIP. The issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our DRIP during the quarter ended March 31, 2020 was approximately $0.3 million. Other than the shares issued under our DRIP during the quarter ended March 31, 2020, we did not sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number	Description of Document
3.1	Articles of Amendment and Restatement (1)

3.2	Certificate of Limited Partnership of CapitalSouth Partners Fund II Limited Partnership (2)

3.3	Certificate of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P. (2)

3.4	Bylaws (1)

3.5	Form of Amended and Restated Limited Partnership Agreement of CapitalSouth Partners Fund II Limited Partnership (3)

3.6	Form of Amended and Restated Agreement of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P. (3)

4.1	Form of Common Stock Certificate (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Previously filed in connection with the Pre-Effective Amendment No. 1 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 9, 2013.

(2)	Previously filed in connection with Pre-Effective Amendment No. 2 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 17, 2013.

(3)	Previously filed in connection with Pre-Effective Amendment No. 5 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 24, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2020	By	/s/ Joseph B. Alala III
Joseph B. Alala III
Chief Executive Officer
(Principal Executive Officer)
Capitala Finance Corp.

Date: May 4, 2020	By	/s/ Stephen A. Arnall
Stephen A. Arnall
Chief Financial Officer
(Principal Financial Officer)
Capitala Finance Corp.

Date: May 4, 2020	By	/s/ Kevin A. Koonts
Kevin A. Koonts
Chief Accounting Officer
(Principal Accounting Officer)
Capitala Finance Corp.

