Form 10-Q
period 2020-06-30
Capitala Finance Corp.
filed 2020-08-04
CIK 1571329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

The number of shares of Capitala Finance Corp.’s common stock, $0.01 par value, outstanding as of August 3, 2020 was 16,266,484.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Capitala Finance Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of
	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $211,569 and $250,433, respectively)	$190,650	$241,046
Affiliate investments (amortized cost of $84,403 and $80,756, respectively)	87,679	98,763
Control investments (amortized cost of $9,044 and $22,692, respectively)	8,937	22,723
Total investments at fair value (amortized cost of $305,016 and $353,881, respectively)	287,266	362,532
Cash and cash equivalents	95,226	62,321
Interest and dividend receivable	2,078	1,745
Prepaid expenses	640	624
Deferred tax asset, net	-	-
Other assets	301	115
Total assets	$385,511	$427,337

LIABILITIES
SBA Debentures (net of deferred financing costs of $758 and $1,006, respectively)	$149,242	$148,994
2022 Notes (net of deferred financing costs of $1,164 and $1,447, respectively)	73,836	73,553
2022 Convertible Notes (net of deferred financing costs of $736 and $916, respectively)	51,352	51,172
Credit Facility (net of deferred financing costs of $0 and $1,165, respectively)	-	(1,165)
Management and incentive fees payable	3,586	3,713
Interest and financing fees payable	2,429	2,439
Accounts payable and accrued expenses	11	518
Total liabilities	$280,456	$279,224

Commitments and contingencies (Note 2)

NET ASSETS
Common stock, par value $0.01, 100,000,000 common shares authorized, 16,266,484 and 16,203,769 common shares issued and outstanding, respectively	$163	$162
Additional paid in capital	238,220	237,886
Total distributable loss	(133,328)	(89,935)
Total net assets	$105,055	$148,113
Total liabilities and net assets	$385,511	$427,337

Net asset value per share	$6.46	$9.14

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
INVESTMENT INCOME
Interest and fee income:
Non-control/non-affiliate investments	$4,693	$7,541	$9,400	$14,826
Affiliate investments	1,632	2,281	3,311	4,680
Control investments	103	582	206	1,306
Total interest and fee income	6,428	10,404	12,917	20,812
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	378	453	714	895
Affiliate investments	188	227	368	376
Control investments	-	44	-	372
Total payment-in-kind interest and dividend income	566	724	1,082	1,643
Dividend income:
Non-control/non-affiliate investments	-	-	-	1,281
Affiliate investments	-	-	25	-
Control investments	-	425	-	450
Total dividend income	-	425	25	1,731
Interest income from cash and cash equivalents	5	37	49	88
Total investment income	6,999	11,590	14,073	24,274

EXPENSES
Interest and financing expenses	4,885	4,228	8,711	8,641
Base management fee	1,666	2,020	3,423	4,138
Incentive fees	-	463	-	1,497
General and administrative expenses	1,057	1,145	2,561	2,129
Expenses before incentive fee waiver	7,608	7,856	14,695	16,405
Incentive fee waiver (See Note 6)	-	(288)	-	(288)
Total expenses	7,608	7,568	14,695	16,117

NET INVESTMENT INCOME (LOSS)	(609)	4,022	(622)	8,157

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on investments:
Non-control/non-affiliate investments	(14,142)	365	(13,174)	(3,544)
Affiliate investments	1,341	2,387	1,341	2,276
Control investments	(484)	(17,829)	(484)	(19,656)
Net realized loss on investments	(13,285)	(15,077)	(12,317)	(20,924)
Net unrealized appreciation (depreciation) on investments:
Non-control/non-affiliate investments	16,993	(3,018)	(11,532)	3,021
Affiliate investments	(1,003)	(4,669)	(14,731)	(4,937)
Control investments	1,004	(9,708)	(138)	(13,984)
Net unrealized appreciation (depreciation) on investments	16,994	(17,395)	(26,401)	(15,900)
Net realized and unrealized gain (loss) on investments	3,709	(32,472)	(38,718)	(36,824)
Tax provision	-	(694)	-	(628)
Total net realized and unrealized gain (loss) on investments, net of taxes	3,709	(33,166)	(38,718)	(37,452)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$3,100	$(29,144)	$(39,340)	$(29,295)

NET INCREASE (DECREASE) IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC AND DILUTED	$0.19	$(1.81)	$(2.42)	$(1.82)

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – BASIC AND DILUTED	16,266,484	16,096,678	16,243,538	16,079,885

DISTRIBUTIONS PAID PER SHARE	$-	$0.25	$0.25	$0.50

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except share data)

(unaudited)

	Common Stock		Additional	Total
For the Three Months Ended June 30, 2020 and 2019	Number of Shares	Par Value	Paid in Capital	Distributable Loss	Total
BALANCE, March 31, 2020	16,266,484	$163	$238,220	$(136,428)	$101,955
Net investment loss	-	-	-	(609)	(609)
Net realized loss on investments	-	-	-	(13,285)	(13,285)
Net unrealized appreciation on investments	-	-	-	16,994	16,994
Tax provision	-	-	-	-	-
BALANCE, June 30, 2020	16,266,484	$163	$238,220	$(133,328)	$105,055

BALANCE, March 31, 2019	16,084,143	$161	$242,012	$(55,439)	$186,734
Net investment income	-	-	-	4,022	4,022
Net realized loss on investments	-	-	-	(15,077)	(15,077)
Net unrealized depreciation on investments	-	-	-	(17,395)	(17,395)
Tax provision	-	-	-	(694)	(694)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	34,805	-	295	-	295
Distributions declared	-	-	-	(4,022)	(4,022)
BALANCE, June 30, 2019	16,118,948	$161	$242,307	$(88,605)	$153,863

	Common Stock		Additional	Total
For the Six Months Ended June 30, 2020 and 2019	Number of Shares	Par Value	Paid in Capital	Distributable Loss	Total
BALANCE, December 31, 2019	16,203,769	$162	$237,886	$(89,935)	$148,113
Net investment loss	-	-	-	(622)	(622)
Net realized loss on investments	-	-	-	(12,317)	(12,317)
Net unrealized depreciation on investments	-	-	-	(26,401)	(26,401)
Tax provision	-	-	-	-	-
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	62,715	1	334	-	335
Distributions declared	-	-	-	(4,053)	(4,053)
BALANCE, June 30, 2020	16,266,484	$163	$238,220	$(133,328)	$105,055

BALANCE, December 31, 2018	16,051,547	$161	$241,757	$(51,274)	$190,644
Net investment income	-	-	-	8,157	8,157
Net realized loss on investments	-	-	-	(20,924)	(20,924)
Net unrealized depreciation on investments	-	-	-	(15,900)	(15,900)
Tax provision	-	-	-	(628)	(628)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	67,401	-	550	-	550
Distributions declared	-	-	-	(8,036)	(8,036)
BALANCE, June 30, 2019	16,118,948	$161	$242,307	$(88,605)	$153,863

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(39,340)	$(29,295)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(20,820)	(34,924)
Repayments and sales of investments	58,888	58,131
Net realized loss on investments	12,317	20,924
Net unrealized depreciation on investments	26,401	15,900
Payment-in-kind interest and dividends	(1,082)	(1,643)
Accretion of original issue discount on investments	(438)	(520)
Amortization of deferred financing fees	2,090	1,096
Tax provision	-	628
Changes in assets and liabilities:
Interest and dividend receivable	(333)	1,325
Prepaid expenses	(16)	237
Other assets	(186)	(21)
Management and incentive fees payable	(127)	1,096
Interest and financing fees payable	(10)	(387)
Accounts payable and accrued expenses	(507)	(100)
NET CASH PROVIDED BY OPERATING ACTIVITIES	36,837	32,447

CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns on SBA debentures	-	(15,700)
Proceeds from Credit Facility	-	15,000
Repayments on Credit Facility	-	(20,000)
Distributions paid to shareholders	(3,718)	(7,486)
Deferred financing fees paid	(214)	(82)
NET CASH USED IN FINANCING ACTIVITIES	(3,932)	(28,268)

NET INCREASE IN CASH AND CASH EQUIVALENTS	32,905	4,179
CASH AND CASH EQUIVALENTS, beginning of period	62,321	39,295
CASH AND CASH EQUIVALENTS, end of period	$95,226	$43,474

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$6,409	$7,279

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Distributions paid through dividend reinvestment plan share issuances	$335	$550

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

June 30, 2020

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Non-control/non-affiliated investments - 181.4%

Non-control/non-affiliated investments - United States

3 Bridge Solutions, LLC	IT Consulting	First Lien Debt (13.0% Cash, Due 12/4/22)	$13,036	$13,036	$13,036	12.4%

3 Bridge Solutions, LLC	IT Consulting	Preferred Units (965 units)		1,090	709	0.7%

3 Bridge Solutions, LLC	IT Consulting	Membership Units (39,000 units)		10	-	0.0%

				14,136	13,745	13.1%

Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (8.0% Cash, Due 12/18/22)	7,119	7,119	7,119	6.8%

Alternative Biomedical Solutions, LLC	Healthcare	Series A Preferred Units (12,759 units)		1,275	1,275	1.2%

Alternative Biomedical Solutions, LLC	Healthcare	Series B Preferred Units (44,367 units)		3,943	3,943	3.8%

Alternative Biomedical Solutions, LLC	Healthcare	Series C Preferred Units (78,900 units)		-	-	0.0%

Alternative Biomedical Solutions, LLC	Healthcare	Membership Units (20,092 units)		800	-	0.0%

Alternative Biomedical Solutions, LLC	Healthcare	Membership Unit Warrants (49,295 warrants)		-	-	0.0%

				13,137	12,337	11.8%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (7.0% Cash, Due 12/31/22)	3,500	3,500	3,430	3.3%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (7.0% Cash, Due 10/13/20)	250	250	250	0.2%

American Clinical Solutions, LLC	Healthcare	Class A Membership Units (6,030,384 units)		3,198	3,198	3.0%

				6,948	6,878	6.5%

AmeriMark Direct, LLC	Consumer Products	First Lien Debt (14.3% Cash, Due 9/8/21)	15,373	15,273	15,023	14.3%

				15,273	15,023	14.3%

BigMouth, Inc.	Consumer Products	First Lien Debt (9.0% Cash (1 month LIBOR + 8.5%, 0.5% Floor), Due 11/14/21) (6)	5,803	5,372	2,460	2.3%

				5,372	2,460	2.3%

Bluestem Brands, Inc.	Online Merchandise Retailer	First Lien Debt (7.0% Cash (1 month LIBOR + 6.0%, 1.0% Floor), Due 9/8/20) (7)	-	-	-	0.0%

Bluestem Brands, Inc.	Online Merchandise Retailer	First Lien Debt (7.0% Cash (1 month LIBOR + 6.0%, 1.0% Floor), Due 9/8/20)	1,803	1,803	1,803	1.7%

Bluestem Brands, Inc.	Online Merchandise Retailer	First Lien Debt (9.8% Cash (Prime + 6.5%, 2.0% Floor), Due 11/7/20) (6)	3,529	3,529	2,057	2.0%

				5,332	3,860	3.7%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

June 30, 2020

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		$5	$2,118	2.0%

				5	2,118	2.0%

California Pizza Kitchen, Inc.	Restaurant	Second Lien Debt (11.0% Cash (3 month LIBOR + 10.0%, 1.0% Floor), Due 8/23/23) (6)	$5,000	4,933	944	0.9%

				4,933	944	0.9%

Chicken Soup for the Soul, LLC	Multi-platform Media and Consumer Products	First Lien Debt (10.0% Cash (1 month LIBOR + 8.5%, 1.5% Floor), Due 12/13/20)	13,000	13,000	13,000	12.4%

				13,000	13,000	12.4%

Chief Fire Intermediate, Inc.	Security System Services	First Lien Debt (8.6% Cash (1 month LIBOR + 7.0%, 1.6% Floor), Due 11/8/24) (6)	8,100	8,100	6,824	6.5%

Chief Fire Intermediate, Inc.	Security System Services	Class A Preferred Units (34,740 units)		913	-	0.0%

Chief Fire Intermediate, Inc.	Security System Services	Class B Common Units (3,510 units)		-	-	0.0%

				9,013	6,824	6.5%

CIS Secure Computing, Inc.	Government Services	First Lien Debt (9.5% Cash (1 month LIBOR + 8.5%, 1.0% Floor), 1.0% PIK, Due 9/14/22)	9,189	9,189	9,189	8.7%

CIS Secure Computing, Inc.	Government Services	Common Stock (46,163 shares)		1,000	2,550	2.4%

				10,189	11,739	11.1%

Corporate Visions, Inc.	Sales & Marketing Services	Second Lien Debt (9.0% Cash, 2.0% PIK, Due 11/29/21)	19,425	19,425	19,025	18.1%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	667	0.6%

				21,000	19,692	18.7%

Currency Capital, LLC	Financial Services	First Lien Debt (12.5% Cash (1 month LIBOR + 12.0%, 0.5% Floor), 4.0% PIK, Due 7/20/21) (8)(9)	16,170	16,170	15,988	15.2%

Currency Capital, LLC	Financial Services	Class A Preferred Units (2,000,000 units) (8)		2,000	1,258	1.2%

				18,170	17,246	16.4%

Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.0% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	2,704	2,704	2,704	2.6%

Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (8.6% Cash, Due 12/20/23) (10)(11)	6,399	6,399	6,219	5.9%

Freedom Electronics, LLC	Electronic Machine Repair	Membership Units (181,818 units)		182	139	0.1%

				9,285	9,062	8.6%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

June 30, 2020

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
HUMC Opco, LLC	Healthcare	First Lien Debt (9.0% Cash, Due 8/16/20)	$5,000	$5,000	$5,000	4.8%

				5,000	5,000	4.8%

J5 Infrastructure Partners, LLC	Wireless Deployment Services	First Lien Debt (8.3% Cash (1 month LIBOR + 6.5%, 1.8% Floor), Due 12/20/24) (12)	-	-	-	0.0%

J5 Infrastructure Partners, LLC	Wireless Deployment Services	First Lien Debt (8.3% Cash (1 month LIBOR + 6.5%, 1.8% Floor), Due 12/20/24)	6,983	6,983	6,983	6.6%

				6,983	6,983	6.6%

Jurassic Quest Holdings, LLC	Entertainment	First Lien Debt (9.5% Cash (1 month LIBOR + 7.5%, 2.0% Floor), Due 5/1/24)	9,665	9,665	8,662	8.3%

Jurassic Quest Holdings, LLC	Entertainment	Preferred Units (467,784 units)		480	-	0.0%

				10,145	8,662	8.3%

MicroHoldco, LLC	General Industrial	Preferred Units (838,042 units) (13)		838	670	0.7%

				838	670	0.7%

Rapid Fire Protection, Inc.	Security System Services	First Lien Debt (5.5% Cash (1 month LIBOR + 3.8%, 1.7% Floor), Due 11/22/24) (14)	646	646	646	0.6%

Rapid Fire Protection, Inc.	Security System Services	First Lien Debt (9.0% Cash, Due 11/22/24) (10)(15)	7,479	7,479	7,479	7.1%

Rapid Fire Protection, Inc.	Security System Services	Common Stock (363 shares)		500	848	0.8%

				8,625	8,973	8.5%

Seitel, Inc.	Data Services	First Lien Debt (9.3% Cash (3 month LIBOR + 8.3%, 1.0% Floor), Due 3/15/23)	4,624	4,624	4,039	3.9%

				4,624	4,039	3.9%

Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (12.8% Cash, Due 8/16/20) (6)(9)	12,535	12,535	11,601	11.0%

				12,535	11,601	11.0%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	758	0.7%

				758	758	0.7%

U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (7.0% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	1,843	1,843	1,843	1.8%

U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (9.3% Cash, Due 12/14/23) (10)(16)	5,734	5,734	5,606	5.3%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class D Preferred Units (78 Units)		78	81	0.1%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class A Preferred Units (500 Units)		540	118	0.1%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class C Units (578 Units)		1	-	0.0%

				8,196	7,648	7.3%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

June 30, 2020

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
U.S. Well Services, Inc.	Oil & Gas Services	Class A Common Stock (77,073 shares) (17)		$771	$38	0.0%

U.S. Well Services, Inc.	Oil & Gas Services	Class B Common Stock (1,125,426 shares) (17)		6,701	551	0.5%

				7,472	589	0.5%

Xirgo Technologies, LLC	Information Technology	Membership Units (600,000 units)		600	799	0.8%

				600	799	0.8%

Sub Total Non-control/non-affiliated investments - United States				$211,569	$190,650	181.4%

Affiliate Investments - 83.5%

Affiliate investments - United States

Burgaflex Holdings, LLC	Automobile Part Manufacturer	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	$14,135	$14,135	$14,016	13.4%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class B (1,085,073 shares)		362	-	0.0%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class A (1,253,198 shares)		1,504	-	0.0%

				16,001	14,016	13.4%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (13)		-	1,810	1.7%

				-	1,810	1.7%

Eastport Holdings, LLC	Business Services	Second Lien Debt (13.5% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 12/29/21) (9)	16,500	16,243	16,395	15.6%

Eastport Holdings, LLC	Business Services	Membership Units (22.9% ownership)		3,263	15,545	14.8%

				19,506	31,940	30.4%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares)		3,477	3,908	3.7%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	31	0.0%

				3,479	3,939	3.7%

LJS Partners, LLC	QSR Franchisor	Preferred Units (175,867 units)		437	704	0.7%

LJS Partners, LLC	QSR Franchisor	Membership Units (2,593,234 units)		1,224	2,357	2.2%

				1,661	3,061	2.9%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

June 30, 2020

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12.0% Cash, Due 1/31/21) (9)	$2,600	$2,600	$2,600	2.5%

MMI Holdings, LLC	Medical Device Distributor	Second Lien Debt (6.0% Cash, Due 1/31/21) (9)	400	388	400	0.4%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6.0% PIK Dividend) (18)		1,623	1,762	1.7%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	208	0.2%

				4,611	4,970	4.8%

Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (9.0% Cash, 2.0% PIK, Due 6/30/23) (9)	11,428	11,428	10,963	10.4%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares)		1,000	959	0.9%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (60,000 shares)		-	-	0.0%

				12,428	11,922	11.3%

Nth Degree Investment Group, LLC	Business Services	Membership Units (6,088,000 Units)		6,088	-	0.0%

				6,088	-	0.0%

RAM Payment, LLC	Financial Services	First Lien Debt (6.5% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	3,029	3,029	3,029	2.9%

RAM Payment, LLC	Financial Services	First Lien Debt (9.8% Cash, Due 1/4/24) (10)	8,212	8,212	8,212	7.8%

RAM Payment, LLC	Financial Services	Preferred Units (86,000 units, 8.0% PIK Dividend) (18)		962	2,331	2.2%

				12,203	13,572	12.9%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Second Lien Debt (15.0% PIK, Due 9/12/23)	843	813	813	0.8%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)		6,958	928	0.9%

				7,771	1,741	1.7%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Second Lien Debt (13)		655	708	0.7%

				655	708	0.7%

Sub Total Affiliate investments - United States				$84,403	$87,679	83.5%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

June 30, 2020

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Control Investments - 8.5%

Control investments - United States

Vology, Inc.	Information Technology	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 12/31/21)	$3,829	$3,829	$3,829	3.6%

Vology, Inc.	Information Technology	Class A Preferred Units (9,041,810 Units)		5,215	5,108	4.9%

Vology, Inc.	Information Technology	Membership Units (5,363,982 Units)		-	-	0.0%

				9,044	8,937	8.5%

Sub Total Control investments - United States				$9,044	$8,937	8.5%

TOTAL INVESTMENTS - 273.4%				$305,016	$287,266	273.4%

(1) All investments valued using unobservable inputs (Level 3), unless otherwise noted.
(2) All investments valued by Capitala Finance Corp.'s (the "Company") board of directors.
(3) All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.
(4) Percentages are based on net assets of $105,055 as of June 30, 2020.
(5) The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.
(6) Non-accrual investment.
(7) The investment has a $8.2 million unfunded commitment.
(8) Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2020, 4.5% of the Company's total assets were non-qualifying assets.
(9) The maturity date of the original investment has been extended.
(10) The cash rate equals the approximate current yield on our last-out portion of the unitranche facility.
(11) The investment has a $0.5 million unfunded commitment.
(12) The investment has a $3.5 million unfunded commitment.
(13) The investment has been exited or sold. The residual value reflects estimated earnout, escrow, or other proceeds expected post-closing.
(14) The investment has a $3.0 million unfunded commitment.
(15) The investment has a $3.3 million unfunded commitment.
(16) The investment has a $1.0 million unfunded commitment.
(17) Investment is valued using observable inputs (Level 1). The stock of the company is traded on the NASDAQ Capital Market under the ticker "USWS."
(18) The equity investment is income producing, based on rate disclosed.

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2019

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Non-control/non-affiliated investments - 162.8%

Non-control/non-affiliated investments - United States

3 Bridge Solutions, LLC	IT Consulting	First Lien Debt (10.7% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 12/4/22)	$13,274	$13,274	$13,274	9.0%

3 Bridge Solutions, LLC	IT Consulting	Preferred Units (965 units)		1,090	499	0.3%

3 Bridge Solutions, LLC	IT Consulting	Membership Units (39,000 units)		10	-	0.0%

				14,374	13,773	9.3%

Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (8.0% Cash, 3.8% PIK, Due 12/18/22)	5,491	5,331	5,319	3.6%

Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (8.0% Cash, 3.8% PIK, Due 12/18/22) (6)	13,125	13,125	10,624	7.2%

Alternative Biomedical Solutions, LLC	Healthcare	Membership Units (20,092 units)		800	-	0.0%

				19,256	15,943	10.8%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (7.0% Cash, Due 12/31/22)	3,500	3,500	3,500	2.3%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (2.0% PIK, Due 12/31/22) (7)	6,000	3,485	3,485	2.4%

				6,985	6,985	4.7%

AmeriMark Direct, LLC	Consumer Products	First Lien Debt (14.3% Cash, Due 9/8/21)	16,123	15,974	15,633	10.6%

				15,974	15,633	10.6%

BigMouth, Inc.	Consumer Products	First Lien Debt (10.3% Cash (1 month LIBOR + 8.5%, 0.5% Floor, Due 11/14/21) (8)	857	857	857	0.6%

BigMouth, Inc.	Consumer Products	First Lien Debt (10.2% Cash (1 month LIBOR + 8.5%, 0.5% Floor, Due 11/14/21)	8,784	8,784	8,628	5.8%

				9,641	9,485	6.4%

Bluestem Brands, Inc.	Online Merchandise Retailer	First Lien Debt (9.3% Cash (1 month LIBOR + 7.5%, 1.0% Floor), Due 11/7/20)	3,529	3,529	2,877	1.9%

				3,529	2,877	1.9%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	2,489	1.7%

				5	2,489	1.7%

CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt (9)		1,532	1,490	1.0%

				1,532	1,490	1.0%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2019

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
California Pizza Kitchen, Inc.	Restaurant	Second Lien Debt (11.9% Cash (3 month LIBOR + 10.0%, 1.0% Floor), Due 8/23/23)	$5,000	$4,927	$4,697	3.2%

				4,927	4,697	3.2%

Chicken Soup for the Soul, LLC	Multi-platform Media and Consumer Products	First Lien Debt (10.2% Cash (1 month LIBOR + 8.5%, 1.5% Floor), Due 12/13/20)	13,000	13,000	13,000	8.8%

				13,000	13,000	8.8%

Chief Fire Intermediate, Inc.	Security System Services	First Lien Debt (8.7% Cash (1 month LIBOR + 7.0%, 1.6% Floor), Due 11/8/24)	8,100	8,100	8,100	5.5%

Chief Fire Intermediate, Inc.	Security System Services	Class A Preferred Units (34,740 units, 10.0% PIK Dividend) (10)		913	913	0.6%

Chief Fire Intermediate, Inc.	Security System Services	Class B Common Units (3,510 units)		-	-	0.0%

				9,013	9,013	6.1%

CIS Secure Computing, Inc.	Government Services	First Lien Debt (10.2% Cash (1 month LIBOR + 8.5%, 1.0% Floor), 1.0% PIK, Due 9/14/22)	9,389	9,389	9,389	6.3%

CIS Secure Computing, Inc.	Government Services	Common Stock (46,163 shares)		1,000	1,890	1.3%

				10,389	11,279	7.6%

Corporate Visions, Inc.	Sales & Marketing Services	Second Lien Debt (9.0% Cash, 2.0% PIK, Due 11/29/21)	19,327	19,327	18,962	12.8%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	329	0.2%

				20,902	19,291	13.0%

Currency Capital, LLC	Financial Services	First Lien Debt (13.7% Cash (1 month LIBOR + 12.0%, 0.5% Floor), 2.0% PIK, Due 1/2/20) (11)	16,269	16,269	16,269	11.0%

Currency Capital, LLC	Financial Services	Class A Preferred Units (2,000,000 units) (11)		2,000	2,504	1.7%

				18,269	18,773	12.7%

Flavors Holdings, Inc.	Food Product Manufacturer	First Lien Debt (7.7% Cash (3 month LIBOR + 5.8%, 1.0% Floor), Due 4/3/20)	5,789	5,778	5,767	3.9%

Flavors Holdings, Inc.	Food Product Manufacturer	Second Lien Debt (11.9% Cash (3 month LIBOR + 10.0%, 1.0% Floor), Due 10/3/21)	12,000	11,878	11,842	8.0%

				17,656	17,609	11.9%

Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (8.7% Cash, Due 12/20/23) (6)(12)	5,940	5,940	5,940	4.0%

Freedom Electronics, LLC	Electronic Machine Repair	Membership Units (181,818 units)		182	160	0.1%

				6,122	6,100	4.1%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2019

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
HUMC Opco, LLC	Healthcare	First Lien Debt (9.0% Cash, Due 8/16/20)	$5,000	$5,000	$5,000	3.4%

				5,000	5,000	3.4%

Installs, LLC	Logistics	First Lien Debt (9.3% Cash, Due 6/20/23) (6)	2,924	2,924	2,924	2.0%

				2,924	2,924	2.0%

J5 Infrastructure Partners, LLC	Wireless Deployment Services	First Lien Debt (8.3% Cash (1 month LIBOR + 6.5%, 1.8% Floor), Due 12/20/24) (13)	-	-	-	0.0%

J5 Infrastructure Partners, LLC	Wireless Deployment Services	First Lien Debt (8.3% Cash (1 month LIBOR + 6.5%, 1.8% Floor), Due 12/20/24)	7,000	7,000	7,000	4.7%

				7,000	7,000	4.7%

Jurassic Quest Holdings, LLC	Entertainment	First Lien Debt (9.5% Cash (1 month LIBOR + 7.5%, 2.0% Floor), Due 5/1/24) (14)	10,827	10,827	10,827	7.3%

Jurassic Quest Holdings, LLC	Entertainment	Preferred Units (375,000 units)		388	85	0.1%

				11,215	10,912	7.4%

MicroHoldco, LLC	General Industrial	Preferred Units (9)		838	838	0.6%

				838	838	0.6%

Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt (9)		510	510	0.3%

				510	510	0.3%

Rapid Fire Protection, Inc.	Security System Services	First Lien Debt (9.2% Cash, Due 11/22/24) (6)(15)	6,550	6,550	6,550	4.4%

Rapid Fire Protection, Inc.	Security System Services	Common Stock (363 shares)		500	500	0.4%

				7,050	7,050	4.8%

Seitel, Inc.	Data Services	First Lien Debt (10.0% Cash (1 month LIBOR + 8.3%, 1.0% Floor), Due 3/15/23)	4,749	4,749	4,749	3.2%

				4,749	4,749	3.2%

Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (12.8% Cash, Due 6/26/20)	12,744	12,744	12,607	8.5%

				12,744	12,607	8.5%

Sur La Table, Inc.	Retail	First Lien Debt (10.9% Cash (3 month LIBOR + 9.0%, 1.0% Floor), Due 7/31/22) (16)(17)	10,528	10,528	10,045	6.8%

				10,528	10,045	6.8%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2019

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		$758	$758	0.5%

				758	758	0.5%

U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (9.3% Cash, Due 12/14/23) (6)(12)	$6,930	6,930	6,822	4.6%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class A Preferred Units (500 Units)		540	204	0.1%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class C Units (500 Units)		1	-	0.0%

				7,471	7,026	4.7%

U.S. Well Services, Inc.	Oil & Gas Services	Class A Common Stock (77,073 shares) (11)(18)		771	146	0.1%

U.S. Well Services, Inc.	Oil & Gas Services	Class B Common Stock (1,125,426 shares) (11)(18)		6,701	2,127	1.4%

				7,472	2,273	1.5%

Xirgo Technologies, LLC	Information Technology	Membership Units (600,000 units)		600	917	0.6%

				600	917	0.6%

Sub Total Non-control/non-affiliated investments - United States				$250,433	$241,046	162.8%

Affiliate Investments - 66.7%

Affiliate investments - United States

Burgaflex Holdings, LLC	Automobile Part Manufacturer	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	$14,421	$14,421	$14,421	9.7%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class B (1,085,073 shares)		362	635	0.4%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class A (1,253,198 shares)		1,504	-	0.0%

				16,287	15,056	10.1%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (9)		-	3,326	2.2%

				-	3,326	2.2%

Eastport Holdings, LLC	Business Services	Second Lien Debt (14.9% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 12/29/21) (16)	16,500	16,155	16,500	11.2%

Eastport Holdings, LLC	Business Services	Membership Units (22.9% ownership)		3,263	17,822	12.0%

				19,418	34,322	23.2%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2019

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend) (10)		$3,476	$3,761	2.6%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	501	0.3%

				3,478	4,262	2.9%

LJS Partners, LLC	QSR Franchisor	Preferred Units (92,924 units)		293	372	0.3%

LJS Partners, LLC	QSR Franchisor	Membership Units (2,593,234 units)		1,224	1,509	1.0%

				1,517	1,881	1.3%

MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12.0% Cash, Due 1/31/21) (16)	$2,600	2,600	2,600	1.8%

MMI Holdings, LLC	Medical Device Distributor	Second Lien Debt (6.0% Cash, Due 1/31/21) (16)	400	388	400	0.3%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6.0% PIK Dividend) (10)		1,572	1,710	1.1%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	194	0.1%

				4,560	4,904	3.3%

Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (11.0% Cash, Due 6/30/23) (16)	10,100	10,100	10,100	6.8%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend) (10)		1,000	1,000	0.7%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (60,000 shares)		-	464	0.3%

				11,100	11,564	7.8%

Nth Degree Investment Group, LLC	Business Services	Membership Units (6,088,000 Units)		6,088	6,088	4.1%

				6,088	6,088	4.1%

RAM Payment, LLC	Financial Services	First Lien Debt (10.0% Cash, Due 1/4/24) (6)	9,019	9,019	9,019	6.1%

RAM Payment, LLC	Financial Services	Preferred Units (86,000 units, 8.0% PIK Dividend) (10)		928	1,725	1.2%

				9,947	10,744	7.3%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Second Lien Debt (15.0% PIK, Due 9/12/23)	782	748	748	0.5%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)		6,958	5,160	3.5%

				7,706	5,908	4.0%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2019

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
V12 Holdings, Inc.	Data Processing & Digital Marketing	Second Lien Debt (9)		$655	$708	0.5%

				655	708	0.5%

Sub Total Affiliate investments - United States				$80,756	$98,763	66.7%

Control Investments - 15.3%

Control investments - United States

Capitala Senior Loan Fund II, LLC	Investment Funds	Second Lien Debt (6.7% Cash (1 month LIBOR + 5.0%), Due 9/3/24) (11)(19)	-	-	-	0.0%

Capitala Senior Loan Fund II, LLC	Investment Funds	Membership Units (80.0% ownership) (11)(20)(21)		$13,600	$13,631	9.2%

				13,600	13,631	9.2%

Vology, Inc.	Information Technology	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 12/31/21)	$3,877	3,877	3,877	2.6%

Vology, Inc.	Information Technology	Class A Preferred Units (9,041,810 Units)		5,215	5,215	3.5%

Vology, Inc.	Information Technology	Membership Units (5,363,982 Units)		-	-	0.0%

				9,092	9,092	6.1%

Sub Total Control investments - United States				$22,692	$22,723	15.3%

TOTAL INVESTMENTS - 244.8%				$353,881	$362,532	244.8%

(1) All investments valued using unobservable inputs (Level 3), unless otherwise noted.
(2) All investments valued by Capital Finance Corp.'s (the "Company") board of directors.
(3) All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.
(4) Percentages are based on net assets of $148,113 as of December 31, 2019.
(5) The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.
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

June 30, 2020

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

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through our subsidiary that is licensed by the U.S. Small Business Administration (“SBA”) under the Small Business Investment Company (“SBIC”) Act, the Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market companies and traditional middle-market companies.

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

The Company has formed, and expects to continue to form, certain consolidated taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for U.S. federal income tax purposes. The Taxable Subsidiaries allow the Company to make equity investments in companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

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

The Company’s financial statements as of June 30, 2020 and December 31, 2019 and for the periods ended June 30, 2020 and 2019 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Consolidation

As provided under ASC 946, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned investment company subsidiaries (Fund II, Fund III, and the Taxable Subsidiaries) in its consolidated financial statements. The Company did not consolidate its interest in Capitala Senior Loan Fund II, LLC (“CSLF II”) during the periods it was in existence because the investment was not considered a substantially wholly owned investment company subsidiary. Further, CSLF II was a joint venture for which shared power existed relating to the decisions that most significantly impacted the economic performance of the entity. See Note 4 to the consolidated financial statements for a description of the Company’s investment in CSLF II.

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

As a practical expedient, the Company used net asset value (“NAV”) as the fair value for its equity investment in CSLF II. CSLF II recorded its underlying investments at fair value on a quarterly basis in accordance with the 1940 Act and ASC 820.

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

Commitments and Contingencies

As of June 30, 2020, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $8.2 million (Bluestem Brands, Inc.), $6.3 million (Rapid Fire Protection, Inc), $3.5 million (J5 Infrastructure Partners, LLC), $1.0 million (U.S. BioTek Laboratories, LLC), and $0.5 million (Freedom Electronics, LLC). As of December 31, 2019, the Company had outstanding unfunded commitments related to debt and equity investments in existing portfolio companies of  $11.4 million (CSLF II), $4.5 million (Rapid Fire Protection, Inc), $3.5 million (J5 Infrastructure Partners, LLC), $2.6 million (BigMouth, Inc.), $1.0 million (Freedom Electronics, LLC), $1.0 million (U.S. BioTek Laboratories, LLC), and $0.5 million (Jurassic Quest Holdings, LLC).

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

In management’s opinion, no direct losses with respect to litigation contingencies were probable as of June 30, 2020 and December 31, 2019. Management is of the opinion that the ultimate resolution of such claims, if any, will not materially affect the Company’s business, financial position, results of operations, or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to litigation contingencies.

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

Depending on the level of taxable income earned in an excise tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next excise tax year and pay a 4.0% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for U.S. federal excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. Since the Company’s IPO, the Company has not accrued or paid excise tax.

In 2017, the Company elected to amend its tax year end from August 31 to December 31 and filed a tax return for the four months ended December 31, 2017. The tax periods ended December 31, 2019, December 31, 2018, December 31, 2017, and August 31, 2017 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three and six months ended June 30, 2020 and 2019. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

For U.S. federal income tax purposes, as of June 30, 2020, the aggregate net unrealized depreciation for all securities was $(34.9) million. As of June 30, 2020, gross unrealized appreciation was $5.0 million and gross unrealized depreciation was $(39.9) million. The aggregate cost of securities for U.S. federal income tax purposes was $322.2 million as of June 30, 2020. For U.S. federal income tax purposes, as of December 31, 2019, the aggregate net unrealized depreciation for all securities was $(9.2) million. As of December 31, 2019, gross unrealized appreciation was $7.7 million and gross unrealized depreciation was $(16.9) million. The aggregate cost of securities for U.S. federal income tax purposes was $371.7 million as of December 31, 2019.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of June 30, 2020 and December 31, 2019, the Company recorded a net deferred tax asset of $0.0. For the three and six months ended June 30, 2020, the Company recorded a tax provision of $0.0. For the three and six months ended June 30, 2019, the Company recorded a tax provision of $(0.7) million and $(0.6) million, respectively. As of June 30, 2020 and December 31, 2019, the valuation allowance on the Company’s deferred tax asset was $4.0 million and $3.2 million, respectively. During the three and six months ended June 30, 2020, the Company recognized an increase (decrease) in the valuation allowance of $(27) thousand and $0.8 million, respectively. During the three and six months ended June 30, 2019, the Company recognized an increase in the valuation allowance of $2.0 million.

In accordance with certain applicable U.S. Treasury regulations and guidance issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive its entire distribution in either cash or stock of the RIC, subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% (which has been temporarily reduced to 10% for distributions declared on or after April 1, 2020, and on or before December 31, 2020) of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock.

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of June 30, 2020 and December 31, 2019, there were no uncertain tax positions.

The Company is required to determine whether a tax position of the Company is more-likely-than-not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that could negatively impact the Company’s net assets.

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

Note 3. Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Disclosure Framework — Changes to the Disclosure Requirement for Fair Value Measurement. The FASB issued the amendments as part of the disclosure framework project which is intended to improve the effectiveness of fair value disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of the financial statements. The standard is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2019. Management has evaluated the impact of adoption of ASU 2018-13 and determined that these changes did not have a significant impact on the Company’s consolidated financial statements and disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the quarter ended June 30, 2020.

Note 4. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market companies and traditional middle-market companies. As of June 30, 2020, our portfolio consisted of investments in 37 portfolio companies with a fair value of approximately $287.3 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of June 30, 2020, 14.2% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2019, 18.1% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the three months ended June 30, 2020, the Company made approximately $12.5 million of investments and had approximately $51.1 million in repayments and sales, resulting in net repayments and sales of approximately $38.6 million for the period. During the three months ended June 30, 2019, the Company made approximately $13.8 million of investments and had approximately $46.6 million in repayments and sales, resulting in net repayments and sales of approximately $32.8 million for the period.

During the six months ended June 30, 2020, the Company made approximately $20.8 million of investments and had approximately $58.9 million in repayments and sales, resulting in net repayments and sales of approximately $38.1 million for the period. During the six months ended June 30, 2019, the Company made approximately $34.9 million of investments and had approximately $58.1 million in repayments and sales, resulting in net repayments and sales of approximately $23.2 million for the period.

During the three and six months ended June 30, 2020, the Company funded $1.2 million and $4.5 million, respectively, of previously committed capital to existing portfolio companies. During the three and six months ended June 30, 2020, the Company funded $11.3 million and $16.3 million, respectively, of investments in portfolio companies for which it was not previously committed to fund. During the three and six months ended June 30, 2019, the Company funded $2.8 million and $4.9 million, respectively, of previously committed capital to existing portfolio companies. During the three and six months ended June 30, 2019, the Company funded $11.0 million and $30.0 million, respectively, of investments in portfolio companies for which it was not previously committed to fund. During the three and six months ended June 30, 2020 and 2019, the Company did not lead any syndicates.

As of June 30, 2020, the Company’s Board approved the fair value of the Company’s investment portfolio of approximately $287.3 million in good faith in accordance with the Company’s valuation procedures. The Company’s Board approved the fair value of the Company’s investment portfolio as of June 30, 2020 with input from a third-party valuation firm and the Investment Advisor based on information known or knowable as of the valuation date, including trailing and forward looking data. The COVID-19 pandemic is an unprecedented circumstance that materially impacts the fair value of the Company’s investments. As a result, the fair value of the Company’s portfolio investments may be further negatively impacted after June 30, 2020 by circumstances and events that are not yet known.

The COVID-19 pandemic may also impact the Company’s portfolio companies’ ability to pay their respective contractual obligations, including principal and interest due to the Company, and some portfolio companies may require interest or principal deferrals in order to fulfill short-term liquidity needs in response to the COVID-19 pandemic. The Company is working with each of its portfolio companies to help them access short-term liquidity through interest deferrals, funding on unused lines of credit, and other sources of liquidity.

The composition of our investments as of June 30, 2020, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$203,187	66.6%	$193,610	67.4%
Second Lien Debt	42,457	13.9	38,285	13.3
Equity and Warrants	59,372	19.5	55,371	19.3
Total	$305,016	100.0%	$287,266	100.0%

The composition of our investments as of December 31, 2019, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$235,646	66.6%	$231,203	63.8%
Second Lien Debt	54,079	15.3	53,857	14.8
Equity and Warrants	50,556	14.3	63,841	17.6
Capitala Senior Loan Fund II, LLC	13,600	3.8	13,631	3.8
Total	$353,881	100.0%	$362,532	100.0%

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

The following table presents the fair value measurements of investments, by major class, as of June 30, 2020, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$193,610	$193,610
Second Lien Debt	—	—	38,285	38,285
Equity and Warrants	589	—	54,782	55,371
Total	$589	$—	$286,677	$287,266

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2020 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Equity and Warrants	Total
Balance as of January 1, 2020	$231,203	$53,857	$61,568	$346,628
Reclassifications	(7,141)	—	7,141	—
Repayments/sales	(31,513)	(12,000)	(2,259)	(45,772)
Purchases	19,230	—	1,590	20,820
Payment-in-kind interest and dividends accrued	837	159	86	1,082
Accretion of original issue discount	220	218	—	438
Realized gain (loss) on investments	(14,092)	—	2,259	(11,833)
Net unrealized depreciation on investments	(5,134)	(3,949)	(15,603)	(24,686)
Balance as of June 30, 2020	$193,610	$38,285	$54,782	$286,677

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2019 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Equity and Warrants	Total (1)
Balance as of January 1, 2019	$237,570	$105,608	$92,054	$435,232
Reclassifications	(2,773)	—	2,773	—
Repayments/sales	(26,104)	(21,538)	(10,489)	(58,131)
Purchases	29,636	3,800	1,488	34,924
Payment-in-kind interest and dividends accrued	440	741	462	1,643
Accretion of original issue discount	99	421	—	520
Realized gain (loss) on investments	(10,578)	(21,029)	10,683	(20,924)
Net unrealized appreciation (depreciation) on investments	6,720	(420)	(18,203)	(11,903)
Transfers out of Level 3 (2)	—	—	(9,861)	(9,861)
Balance as of June 30, 2019	$235,010	$67,583	$68,907	$371,500

(1)	Excludes the Company’s $13.8 million investment in CSLF II, measured at NAV.

(2)	The Company’s investment in U.S. Well Services, Inc. is traded on the NASDAQ Capital Market under the ticker “USWS”. Because the Company’s investment is now traded in an active market, the Company has reclassified its investment in U.S. Well Services, Inc. from Level 3 to Level 1 of the fair value hierarchy. Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. The unrealized depreciation on the Company’s investment in U.S. Well Services, Inc. for the six months ended June 30, 2019 was $(4.1) million.

The net change in unrealized depreciation on investments held was ($29.5) million and ($19.4) million for the six months ended June 30, 2020 and 2019, respectively, and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of June 30, 2020 were as follows:

	Fair Value (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
First lien debt	$158.2	Income	Required Rate of Return	7.0% – 19.5% (12.5%)
			Leverage Ratio	1.2x – 6.8x (3.4x)
			Adjusted EBITDA	($0.7) million – $103.5 million ($10.3 million)

First lien debt	$35.4	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple	2.0x – 6.3x (4.4x)
			Adjusted EBITDA	$0.8 million – $103.5 million ($18.8 million)
			Revenue Multiple	0.9x – 0.9x (0.9x)
			Revenue	$30.5 million – $30.5 million ($30.5 million)

Second lien debt	$35.4	Income	Required Rate of Return	12.8% – 15.0% (13.8%)
			Leverage Ratio	4.3x – 5.2x (4.8x)
			Adjusted EBITDA	$12.2 million – $20.3 million ($16.0 million)

Second lien debt	$2.9	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple Adjusted EBITDA	6.0x – 6.0x (6.0x) $1.8 million – $1.8 million ($1.8 million)
			Revenue Multiple	0.6x – 0.6x (0.6x)
			Revenue	$503.4 million - $503.4 million ($503.4 million)

Equity and warrants	$54.8	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple	5.0x – 10.0x (6.8x)
			Adjusted EBITDA	$0.8 million – $19.3 million ($8.4 million)
			Revenue Multiple	0.4x – 3.6x (0.8x)
			Revenue	$12.2 million – $521.3 million ($317.2 million)

(1)	$14.1 million in first lien debt, $1.5 million in second lien debt, and $4.2 million in equity and warrants were valued using the asset approach.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2019 were as follows:

	Fair Value(2) (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
First lien debt	$211.2	Income	Required Rate of Return	7.0% – 20.0% (12.0%)
			Leverage Ratio	1.5x – 7.9x (3.8x)
			Adjusted EBITDA	$0.8 million – $114.0 million ($13.6 million)

First lien debt	$20.0	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple	6.0x – 6.0x (6.0x)
			Adjusted EBITDA	$2.9 million – $2.9 million ($2.9 million)
			Revenue Multiple	1.0x – 1.1x (1.1x)
			Revenue	$13.3 million – $21.6 million ($19.5 million)

Second lien debt	$53.9	Income and Asset(1)	Required Rate of Return	6.0% – 15.0% (13.5%)
			Leverage Ratio	3.0x – 7.0x (5.3x)
			Adjusted EBITDA	$1.8 million – $74.5 million ($32.7 million)

Equity and warrants	$61.6	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple	3.9x – 10.0x (7.3x)
			Adjusted EBITDA	$1.8 million - $25.1 million ($11.7 million)
			Revenue Multiple	0.4x – 4.7x (0.8x)
			Revenue	$17.1 million - $566.2 million ($406.6 million)

(1)	$2.0 million in first lien debt, $0.7 million in second lien debt, and $4.9 million in equity and warrants were valued using the asset approach.

(2)	Excludes the Company’s $13.6 million investment in CSLF II, measured at NAV.

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

Capitala Senior Loan Fund II, LLC

On December 20, 2018, the Company and Trinity Universal Insurance Company (“Trinity”), a subsidiary of Kemper Corporation, entered into a limited liability company agreement (the “LLC Agreement”) to co-manage CSLF II. The purpose and design of the joint venture was to invest primarily in senior secured first-out loans. The Company and Trinity committed to provide $25.0 million of equity to CSLF II, with the Company providing $20.0 million and Trinity providing $5.0 million. The Company and Trinity each appointed two members to CSLF II’s four-person board of directors and investment committee. All material decisions with respect to CSLF II, including those involving its investment portfolio, required approval of a member on the board of directors and investment committee of at least one member representing the Company and Trinity, respectively.

In May 2020, the Company and Trinity elected to wind-down operations of CSLF II. On June 1, 2020, CSLF II sold its existing assets with the Company and Trinity each purchasing approximately 50% of CSLF II’s debt investments at their par value. On June 12, 2020, CSLF II declared final distributions and returned all remaining capital of $13.1 million and $3.3 million to the Company and Trinity, respectively.

As of December 31, 2019, $13.6 million and $3.4 million in equity capital had been contributed by the Company and Trinity, respectively. As of December 31, 2019, the Company and Trinity had $6.4 million and $1.6 million of unfunded equity capital commitments outstanding, respectively. The Company’s equity investment in CSLF II was not redeemable. On June 12, 2020, the capital commitments for the Company and Trinity were terminated.

On September 3, 2019, CSLF II entered into a senior secured revolving credit facility (the “CSLF II Credit Facility”) with KeyBank Specialty Finance Lending, an affiliate of KeyCorp. The CSLF II Credit Facility provided for borrowings up to $60.0 million, subject to certain borrowing base restrictions. Borrowings under the CSLF II Credit Facility bore interest at a rate of 1-month LIBOR + 2.25%. During the quarter ended June 30, 2020, CSLF II incurred unused fees of .35% when utilization of the CSLF II Credit Facility exceeded 50% and .65% when utilization of the CSLF II Credit Facility was less than 50%. On June 5, 2020, CSLF II terminated the CSLF II Credit Facility and repaid all amounts outstanding.

As of December 31, 2019, $12.7 million was outstanding under the CSLF II Credit Facility. For the three and six months ended June 30, 2020, CSLF II incurred interest and financing expenses of $1.0 million and $1.1 million, respectively. For the three and six months ended June 30, 2019, CSLF II did not incur interest and financing expenses.

On September 3, 2019, the Company and Trinity committed to provide $25.0 million of subordinated debt (the “Subordinated Notes”) to CSLF II, with the Company providing $5.0 million and Trinity providing $20.0 million. The Subordinated Notes were scheduled to mature on September 3, 2024, however, the Subordinated Notes were terminated on June 12, 2020.

As of December 31, 2019, $0.0 was outstanding on the Subordinated Notes. As of December 31, 2019, the Company and Trinity had $5.0 million and $20.0 million of unfunded commitments related to the Subordinated Notes, respectively. For the three and six months ended June 30, 2020 and 2019, CSLF II did not incur any interest and financing expenses related to the Subordinated Notes.

Below is a summary of CSLF II’s portfolio as of December 31, 2019 (dollars in thousands):

December 31, 2019
First lien loans (1)	$28,396
Weighted average current interest rate on first lien loans	6.4%
Number of portfolio companies	5
Largest portfolio company investment (1)	$7,443
Total of five largest portfolio company investments (1)	$28,396

(1)	Based on principal amount outstanding at period end.

Below is CSLF II’s schedule of investments as of December 31, 2019 (dollars in thousands):

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost	Fair Value
Investments at Fair Value
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.0% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	$5,445	$5,445	$5,445
Installs, LLC	Logistics	First Lien Debt (5.8% Cash (1 month LIBOR + 4.0%, 1.8% Floor), Due 6/20/23)	7,443	7,443	7,443
RAM Payment, LLC	Financial Services	First Lien Debt (6.7% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	6,653	6,653	6,653
Rapid Fire Protection, Inc.(1)	Security System Services	First Lien Debt (5.5% Cash (1 month LIBOR + 3.8%, 1.8% Floor), Due 11/22/24)	4,400	4,400	4,400
U.S. BioTek Laboratories, LLC	Testing Laboratories	First Lien Debt (7.0% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	4,455	4,455	4,455
TOTAL INVESTMENTS			$28,396	$28,396	$28,396

(1)	The investment had a $3.0 million unfunded commitment.

Below are the statements of assets and liabilities for CSLF II (dollars in thousands):

	As of
	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments at fair value (amortized cost of $0 and $28,396, respectively)	$—	$28,396
Cash and cash equivalents	—	704
Interest receivable	—	151
Other assets	—	7
Total assets	$—	$29,258
LIABILITIES
Credit facility (net of deferred financing costs of $0 and $621, respectively)	$—	$12,079
Interest and financing fees payable	—	113
Accounts payable	—	27
Total liabilities	$—	$12,219
NET ASSETS
Members’ capital	$—	$17,039
Total net assets	$—	$17,039

Below are the unaudited statements of operations for CSLF II (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
INVESTMENT INCOME
Interest income	$229	$320	$650	$632
Fee income	2	2	5	70
Total investment income	$231	$322	$655	$702
EXPENSES
Interest and financing expenses	975	—	1,135	—
General and administrative expenses	93	31	164	117
Total expenses	$1,068	$31	$1,299	$117
NET INVESTMENT INCOME (LOSS)	$(837)	$291	$(644)	$585
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(837)	$291	$(644)	$585

Note 5. Transactions With Affiliated Companies

During the six months ended June 30, 2020, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2019 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	June 30, 2020 Fair Value
Affiliate investments

Burgaflex Holdings, LLC	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	$14,135	$858	$14,421	$214	$(500)	$-	$(119)	$14,016

Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)		-	635	-	-	-	(635)	-

Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)		-	-	-	-	-	-	-

			858	15,056	214	(500)	-	(754)	14,016

City Gear, LLC	Membership Unit Warrants		-	3,326	-	(1,341)	1,341	(1,516)	1,810

			-	3,326	-	(1,341)	1,341	(1,516)	1,810

Eastport Holdings, LLC	Second Lien Debt (13.5% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 12/29/21)	16,500	1,273	16,500	86	-	-	(191)	16,395

Eastport Holdings, LLC	Membership Units (22.9% ownership)		-	17,822	-	-	-	(2,277)	15,545

			1,273	34,322	86	-	-	(2,468)	31,940

GA Communications, Inc.	Series A-1 Preferred Stock (1,998 shares)		-	3,761	-	-	-	147	3,908

GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)		-	501	-	-	-	(470)	31

			-	4,262	-	-	-	(323)	3,939

LJS Partners, LLC	Preferred Units (175,867 units)		-	372	145	-	-	187	704

LJS Partners, LLC	Common Membership Units (2,593,234 units)		-	1,509	-	-	-	848	2,357

			-	1,881	145	-	-	1,035	3,061

MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 1/31/21)	2,600	158	2,600	-	-	-	-	2,600

MMI Holdings, LLC	Second Lien Debt (6.0% Cash, Due 1/31/21)	400	12	400	-	-	-	-	400

MMI Holdings, LLC (5)	Preferred Units (1,000 units, 6.0% PIK Dividend)		-	1,710	52	-	-	-	1,762

MMI Holdings, LLC	Common Membership Units (45 units)		-	194	-	-	-	14	208

			170	4,904	52	-	-	14	4,970

Navis Holdings, Inc.	First Lien Debt (9.0% Cash, 2.0% PIK, Due 6/30/23)	11,428	553	10,100	1,507	(179)	-	(465)	10,963

Navis Holdings, Inc.	Class A Preferred Stock (1,000 shares)		25	1,000	-	-	-	(41)	959

Navis Holdings, Inc.	Common Stock (60,000 shares)		-	464	-	-	-	(464)	-

			578	11,564	1,507	(179)	-	(970)	11,922

Nth Degree Investment Group, LLC	Membership Units (6,088,000 Units)		-	6,088	-	-	-	(6,088)	-

			-	6,088	-	-	-	(6,088)	-

RAM Payment, LLC	First Lien Debt (6.5% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	3,029	16	-	3,070	(41)	-	-	3,029

RAM Payment, LLC	First Lien Debt (9.8% Cash, Due 1/4/24)	8,212	436	9,019	-	(807)	-	-	8,212

RAM Payment, LLC (5)	Preferred Units (86,000 units, 8.0% PIK Dividend)		-	1,725	34	-	-	572	2,331

			452	10,744	3,104	(848)	-	572	13,572

Sierra Hamilton Holdings Corporation	Second Lien Debt (15.0% PIK, Due 9/12/23)	843	5	748	66	-	-	(1)	813

Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)		-	5,160	-	-	-	(4,232)	928

			5	5,908	66	-	-	(4,233)	1,741

V12 Holdings, Inc.	Second Lien Debt	-	-	708	-	-	-	-	708

			-	708	-	-	-	-	708

Total Affiliate investments			$3,336	$98,763	$5,174	$(2,868)	$1,341	$(14,731)	$87,679

Control investments

Capitala Senior Loan Fund II, LLC	Second Lien Debt (7.0% Cash (1 month LIBOR + 6.0%), Due 9/3/24)	$-	$-	$-	$-	$-	$-	$-	$-

Capitala Senior Loan Fund II, LLC	Membership Units (80.0% ownership)		-	13,631	-	(13,116)	(484)	(31)	-

			-	13,631	-	(13,116)	(484)	(31)	-

Vology, Inc.	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 12/31/21)	3,829	206	3,877	-	(48)	-	-	3,829

Vology, Inc.	Class A Preferred Units (9,041,810 Units)		-	5,215	-	-	-	(107)	5,108

Vology, Inc.	Membership Units (5,363,982 Units)		-	-	-	-	-	-	-

			206	9,092	-	(48)	-	(107)	8,937

Total Control investments			$206	$22,723	$-	$(13,164)	$(484)	$(138)	$8,937

(1)	Represents the total amount of interest, original issue discount, fees and dividends credited to income for the portion of the year an investment was included in Affiliate or Control categories, respectively.
(2)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments, accrued PIK and accretion of original issue discount. Gross additions also include transfers into Affiliate or Control classification.
(3)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments and sales. Gross reductions also includes transfers out of Affiliate or Control classification.
(4)	All debt investments are income producing. Equity and warrant investments are non-income producing, unless otherwise noted.
(5)	The equity investment is income producing, based on rate disclosed.

See accompanying notes to consolidated financial statements.

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

Note 6. Agreements

On September 24, 2013, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with our Investment Advisor, which was initially approved by the Board on June 10, 2013. Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect if approved annually by the Board or by a majority of our outstanding voting securities, including, in either case, by a majority of our non-interested directors. The Investment Advisory Agreement was most recently re-approved by the Board, including a majority of our non-interested directors, at a meeting on July 30, 2020. Subject to the overall supervision of the Board, the Investment Advisor manages our day-to-day operations and provides investment advisory and management services to us. Under the terms of the Investment Advisory Agreement, the Investment Advisor:

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

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Advisor that would, when taken together with all other incentive fees paid to the Investment Advisor during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. As of June 30, 2020 and December 31, 2019, the Company had incentive fees payable to the Investment Advisor of $3.7 million related to fees earned in prior years but deferred under the incentive fee deferral mechanism.

For the three months ended June 30, 2020 and 2019, the Company incurred $1.7 million and $2.0 million in base management fees, respectively. The Company incurred $0.0 and $0.5 million in incentive fees related to pre-incentive fee net investment income for the three months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020 and 2019, our Investment Advisor waived $0.0 and $0.3 million, respectively, in incentive fees.

For the six months ended June 30, 2020 and 2019, the Company incurred $3.4 million and $4.1 million in base management fees, respectively. The Company incurred $0.0 and $1.5 million in incentive fees related to pre-incentive fee net investment income for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, our Investment Advisor waived $0.0 and $0.3 million, respectively, in incentive fees.

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

Payments under the Administration Agreement are equal to an amount based upon the allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and the allocable portion of the compensation of the chief financial officer, the chief compliance officer, and their respective administrative support staff. Under the Administration Agreement, the Administrator will also provide, on the Company’s behalf, managerial assistance to those portfolio companies that request such assistance. Unless terminated earlier in accordance with its terms, the Administration Agreement will remain in effect if approved annually by the Board. The Board most recently approved the renewal of the Administration Agreement on July 30, 2020. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without any incremental profit to our Administrator. Stockholder approval is not required to amend the Administration Agreement.

For the three and six months ended June 30, 2020, the Company paid the Administrator $0.4 million and $0.7 million, respectively, for the Company’s allocable portion of the Administrator’s overhead. For the three and six months ended June 30, 2019, the Company paid the Administrator $0.4 million and $0.7 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

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

Note 7. Related Party Transactions

At June 30, 2020 and December 31, 2019, the Company had $3.6 million and $3.7 million, respectively, of management and incentive fees payable to the Investment Advisor. These amounts are reflected in the accompanying consolidated statements of assets and liabilities under the caption “Management and incentive fees payable.”

On June 1, 2020, the Company purchased 50% of the outstanding loans in CSLF II at par as part of the wind-down of the joint venture. The Company paid $8.3 million for the loans and assumed a $3.0 million unfunded commitment related to Rapid Fire Protection, Inc.’s revolving credit facility. On June 12, 2020, the Company wound down CSLF II. See Note 4 for details.

Note 8. Borrowings

SBA Debentures

The Company, through its wholly owned subsidiary Fund III, uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of June 30, 2020 and December 31, 2019, the Company had $150.0 million of SBA-guaranteed debentures outstanding. The Company has issued all SBA-guaranteed debentures that were permitted under each of the Legacy Funds’ respective SBIC licenses (as applicable), and there are no unused SBA debenture commitments remaining. On March 1, 2019, Fund II repaid its outstanding SBA debentures and relinquished its SBIC license. SBA-guaranteed debentures are secured by a lien on all assets of Fund III and were secured by a lien on all assets of Fund II prior to March 1, 2019. As of June 30, 2020, Fund III had total assets of $238.5 million. As of December 31, 2019, Fund III had total assets of $266.3 million. On June 10, 2014, the Company received an exemptive order from the SEC exempting the Company, Fund II, and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. The Company intends to comply with the conditions of the order.

The following table summarizes the interest expense and annual charges, deferred financing costs, average outstanding balance, and average stated interest and annual charge rate on the SBA-guaranteed debentures for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest expense and annual charges	$1,331	$1,331	$2,662	$2,764
Deferred financing costs	125	139	249	424
Total interest and financing expenses	$1,456	$1,470	$2,911	$3,188
Average outstanding balance	$150,000	$150,000	$150,000	$155,118
Average stated interest and annual charge rate	3.56%	3.56%	3.56%	3.59%

As of June 30, 2020 and December 31, 2019, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):

Fixed Maturity Date	Interest Rate	SBA Annual Charge	June 30, 2020	December 31, 2019
September 1, 2020	3.215%	0.285%	$19,000	$19,000
March 1, 2021	4.084%	0.285%	46,000	46,000
March 1, 2022	2.766%	0.285%	10,000	10,000
March 1, 2022	2.766%	0.515%	50,000	50,000
March 1, 2023	2.351%	0.515%	25,000	25,000
			$150,000	$150,000

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Notes for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest expense	$1,125	$1,125	$2,250	$2,250
Deferred financing costs	143	134	283	266
Total interest and financing expenses	$1,268	$1,259	$2,533	$2,516
Average outstanding balance	$75,000	$75,000	$75,000	$75,000
Average stated interest rate	6.0%	6.0%	6.0%	6.0%

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Convertible Notes for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest expense	$749	$749	$1,498	$1,498
Deferred financing costs	90	85	179	169
Total interest and financing expenses	$839	$834	$1,677	$1,667
Average outstanding balance	$52,088	$52,088	$52,088	$52,088
Average stated interest rate	5.75%	5.75%	5.75%	5.75%

Credit Facility

On October 17, 2014, the Company entered into a senior secured revolving credit agreement (as amended, the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. The Credit Facility was set to mature on April 30, 2022. On June 19, 2020, the Company unilaterally terminated the Credit Facility.

Borrowings under the Credit Facility bore interest, at the Company’s election, at a rate per annum equal to (i) the one, two, three or six month LIBOR, as applicable, plus 3.50% or (ii) 2.00% plus the highest of  (A) a prime rate, (B) the Federal Funds rate plus 0.5%, and (C) three month LIBOR plus 1.0%. The Company’s ability to elect LIBOR indices with various tenors (e.g., one, two, three or six month LIBOR) on which the interest rates for borrowings under the Credit Facility were based, provided the Company with increased flexibility to manage interest rate risks as compared to a borrowing arrangement that did not provide for such optionality. Once a particular LIBOR had been selected, the interest rate on the applicable amount borrowed reset after the applicable tenor period and was based on the then applicable selected LIBOR (e.g., borrowings for which the Company elected the one month LIBOR reset on the one month anniversary of the period based on the then selected LIBOR). For any given borrowing under the Credit Facility, the Company elected what it believed to be an appropriate LIBOR taking into account the Company’s needs at the time as well as the Company’s view of future interest rate movements. The Credit Facility provided for the ability to step-down the pricing of the Credit Facility from LIBOR plus 3.50% to LIBOR plus 3.00% when certain conditions were met. The Company also paid an unused commitment fee at a rate of 0.75% per annum on the unutilized portion of the aggregate commitments under the Credit Facility on each day when the utilized portion of the aggregate commitments was less than 35% for such day and 0.50% per annum on the unutilized portion of the aggregate commitments under the Credit Facility when the utilized portion was greater than 35% for such day.

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the Credit Facility for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest expense	$—	$307	$—	$523
Deferred financing costs	1,226	122	1,379	237
Unused commitment fees	96	236	211	510
Total interest and financing expenses	$1,322	$665	$1,590	$1,270
Average outstanding balance	$—	$22,252	$—	$18,977
Average stated interest rate	—%	5.47%	—%	5.50%

As of December 31, 2019, the Company had $0.0 outstanding under the Credit Facility. The Credit Facility was secured by investments and cash held by the Company, exclusive of assets pledged as collateral for the Company’s SBA debentures. Assets pledged to secure the Credit Facility had a carrying value of $159.8 million at December 31, 2019.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2020, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
SBA debentures	$150,000	$151,013	$—	$—	$151,013
2022 Notes	75,000	60,300	60,300	—	—
2022 Convertible Notes	52,088	40,107	40,107	—	—
Total	$277,088	$251,420	$100,407	$—	$151,013

(1)	Carrying value equals the gross principal outstanding at period end.

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

Note 9. Directors’ Fees

Our independent directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three and six months ended June 30, 2020, the Company recognized directors’ fees expense of $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2019, the Company recognized directors’ fees expense of $0.1 million and $0.2 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act. Effective April 1, 2020, the Company’s independent directors have agreed to waive 20% of the fees due to them for the remainder of the fiscal year ending December 31, 2020 due to the impact of the COVID-19 pandemic.

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating diluted earnings per share. For the three and six months ended June 30, 2020 and 2019, 3.3 million in convertible shares related to the 2022 Convertible Notes were considered anti-dilutive.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the three and six months ended June 30, 2020 and 2019 (dollars in thousands, except share and per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net increase (decrease) in net assets resulting from operations	$3,100	$(29,144)	$(39,340)	$(29,295)
Weighted average common stock outstanding – basic and diluted	16,266,484	16,096,678	16,243,538	16,079,885
Net increase (decrease) in net assets per share resulting from operations – basic and diluted	$0.19	$(1.81)	$(2.42)	$(1.82)

Note 11. Distributions

The Company’s distributions are recorded on the record date. Stockholders have the option to receive payment of the distribution in cash, shares of common stock, or a combination of cash and common stock.

On April 30, 2020, the Company’s Board determined not to declare a distribution for the second quarter of 2020 due to the impact of the COVID-19 pandemic on the Company’s expected net investment income. On July 30, 2020, the Company’s Board determined not to declare a distribution for the third quarter of 2020 due to the impact of the COVID-19 pandemic on the Company’s expected net investment income.

Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the three and six months ended June 30, 2020, we estimate that total distributions of $0.0 and $4.1 million, respectively, were classified as a return of capital. Distributions may be subject to reclassification based on future dividends and operating results and will not be determined until the end of the year.

The following table summarizes the Company’s distribution declarations for the six months ended June 30, 2020 (dollars in thousands, except share and per share data):

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

 Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2020 and 2019 (dollars in thousands, except share and per share data):

	For the Six Months Ended
	June 30, 2020	June 30, 2019
Per share data:
Net asset value at beginning of period	$9.14	$11.88
Net investment income (loss)(1)	(0.04)	0.51
Net realized loss on investments(1)	(0.76)	(1.30)
Net unrealized depreciation on investments(1)	(1.63)	(0.99)
Tax provision(1)	—	(0.04)
Distributions – return of capital(2)	(0.25)	—
Distributions – net investment income(2)	—	(0.50)
Other(3)	—	(0.01)
Net asset value at end of period	$6.46	$9.55
Net assets at end of period	$105,055	$153,863
Shares outstanding at end of period	16,266,484	16,118,948
Per share market value at end of period	$2.63	$9.45
Total return based on market value(4)	(68.36)%	40.11%
Ratio/Supplemental data:
Ratio of net investment income (loss) to average net assets(5)	(1.06)%	9.98%
Ratio of incentive fees, net of incentive fee waiver, to average net assets(6)(7)	—%	0.68%
Ratio of interest and financing expenses to average net assets(8)	14.80%	9.84%
Ratio of tax provision to average net assets(8)	—%	0.72%
Ratio of other operating expenses to average net assets(8)	10.16%	7.13%
Ratio of total expenses including tax benefit, to average net assets(5)(6)	24.96%	18.37%
Portfolio turnover rate(9)	6.43%	8.09%
Average debt outstanding(10)	$277,088	$301,183
Average debt outstanding per common share	$17.03	$18.69
Asset coverage ratio per unit(11)	$1,827	$2,165

(1)	Based on daily weighted average balance of shares outstanding during the period.

(2)	Distributions may be subject to reclassification based on future dividends and operating results and will not be determined until the end of the year.

(3)	Includes the impact of different share amounts used in calculating per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(4)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.

(5)	Ratios are annualized. Incentive fees, included within the ratio are not annualized.

(6)	The ratio of waived incentive fees to average net assets was 0.00% and 0.16%, respectively, for the six months ended June 30, 2020 and 2019.

(7)	Ratio is not annualized.

(8)	Ratios are annualized.

(9)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value. Portfolio turnover rates that cover less than a full period are not annualized.

(10)	Based on the daily weighted average balance of debt outstanding during the period.

(11)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of June 30, 2020 and 2019 pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of June 30, 2020.

Portfolio Activity

During July 2020, the Company received $2.4 million in principal repayments on its first lien debt investment in BigMouth, Inc.

Other

On July 30, 2020, the Board approved a one-for-six reverse stock split of the Company’s common stock which is expected to be effective at 5:00 p.m. Eastern Standard Time on August 21, 2020 (the "Effective Time"). The Company's common stock is expected to begin trading on a split-adjusted basis at the market open on August 24, 2020. At the Effective Time, every six (6) issued and outstanding shares of the Company's common stock will be converted into one (1) share of the Company's common stock.

On July 30, 2020, the Board approved a bond repurchase program which authorizes the Company to repurchase up to an aggregate of $10.0 million worth of the Company's outstanding 2022 Notes and/or 2022 Convertible Notes (the "Bond Repurchase Program"). The Bond Repurchase Program will terminate upon the earlier of (i) July 30, 2021 or (ii) the repurchase of an aggregate of $10.0 million worth of 2022 Notes and/or 2022 Convertible Notes.

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

We invest in first lien loans and, to a lesser extent, second lien loans and equity securities issued by lower middle-market companies and traditional middle-market companies.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally must invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities, and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150%, if certain requirements are met, after such borrowing, with certain limited exceptions. The Small Business Credit Availability Act (the "SBCA") allows BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of total assets), if certain requirements are met. On November 1, 2018, our board of directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage and as a result, our asset coverage requirements for senior securities was changed from 200% to 150%, effective November 1, 2019. As of June 30, 2020, our asset coverage ratio was 182.7%. To maintain our regulated investment company (“RIC”) status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

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

The Company has formed and expects to continue to form certain consolidated taxable subsidiaries (the ‘‘Taxable Subsidiaries’’), which are taxed as corporations for U.S. federal income tax purposes. The Taxable Subsidiaries allow the Company to make equity investments in companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

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

The Company’s financial statements as of June 30, 2020 and December 31, 2019 and for the periods ended June 30, 2020 and 2019 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

Consolidation

As provided under ASC 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned investment company subsidiaries (Fund II, Fund III, and the Taxable Subsidiaries) in its consolidated financial statements. The Company did not consolidate its interest in Capitala Senior Loan Fund II, LLC (‘‘CSLF II’’) during the periods it was in existence because the investment was not considered a substantially wholly owned investment company subsidiary. Further, CSLF II was a joint venture for which shared power existed relating to the decisions that most significantly impacted the economic performance of the entity. See Note 4 to the consolidated financial statements for a description of the Company’s investment in CSLF II.

Revenues

We generate revenue primarily from the periodic cash interest we collect on our debt investments. In addition, most of our debt investments offer the opportunity to participate in a borrower’s equity performance through warrant participation, direct equity ownership, or otherwise, which we expect to result in revenue in the form of dividends and/or capital gains. Further, we may generate revenue in the form of commitment fees, origination fees, amendment fees, diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. These fees will be recognized as they are earned.

Expenses

Our primary operating expenses include the payment of investment advisory fees to our Investment Advisor, our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under an administration agreement between us and the Administrator (the “Administration Agreement”) and other operating expenses as detailed below. Our investment advisory fee will compensate our Investment Advisor for its work in identifying, evaluating, negotiating, closing, monitoring, and servicing our investments. We will bear all other expenses of our operations and transactions, including (without limitation):

●	the cost of our organization;

●	the cost of calculating our net asset value, including the cost of any third-party valuation services;

●	the cost of effecting sales and repurchases of our shares and other securities;

●	interest payable on debt, if any, to finance our investments;

●	fees payable to third parties relating to, or associated with, making investments (such as legal, accounting, and travel expenses incurred in connection with making investments), including fees and expenses associated with performing due diligence reviews of prospective investments and advisory fees;

●	transfer agent and custodial fees;

●	fees and expenses associated with marketing efforts;

●	costs associated with our reporting and compliance obligations under the 1940 Act, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), other applicable federal and state securities laws, and ongoing stock exchange listing fees;

●	federal, state, and local taxes;

●	independent directors’ fees and expenses;

●	brokerage commissions;

●	costs of proxy statements, stockholders’ reports, and other communications with stockholders;

●	fidelity bond, directors’ and officers’ liability insurance, errors and omissions liability insurance, and other insurance premiums;

●	direct costs and expenses of administration, including printing, mailing, telephone, and staff;

●	fees and expenses associated with independent audits and outside legal costs; and

●	all other expenses incurred by either our Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of any costs of compensation and related expenses of our chief compliance officer, our chief financial officer, and their respective administrative support staff.

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

In determining fair value, the Board uses various valuation approaches, and engages a third-party independent valuation firm, which provides positive assurance on the investments it reviews. In accordance with U.S. GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

In estimating the fair value of portfolio investments, the Company starts with the cost basis of the investment, which includes original issue discount and payment-in-kind (“PIK”) income, if any. The transaction price is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected fair value.

As a practical expedient, the Company used net asset value (“NAV”) as the fair value for its equity investment in CSLF II. CSLF II recorded its underlying investments at fair value on a quarterly basis in accordance with the 1940 Act and ASC 820.

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

Depending on the level of taxable income earned in an excise tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next excise tax year and pay a 4.0% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for U.S. federal excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. Since the Company’s IPO, the Company has not accrued or paid excise tax.

In 2017, the Company elected to amend its tax year end from August 31 to December 31 and filed a tax return for the four months ended December 31, 2017.

The tax periods ended December 31, 2019, December 31, 2018, December 31, 2017, and August 31, 2017 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the periods ended June 30, 2020 and 2019. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of June 30, 2020 and December 31, 2019, the Company recorded a net deferred tax asset of $0.0. For the three and six months ended June 30, 2020, the Company recorded a tax provision of $0.0. For the three and six months ended June 30, 2019, the Company recorded a tax provision of $(0.7) million and $(0.6) million, respectively. As of June 30, 2020 and December 31, 2019, the valuation allowance on the Company’s deferred tax asset was $4.0 million and $3.2 million, respectively. During the three and six months ended June 30, 2020, the Company recognized an increase (decrease) in the valuation allowance of $(27) thousand and $0.8 million, respectively. During the three and six months ended June 30, 2019, the Company recognized an increase in the valuation allowance of $2.0 million.

In accordance with certain applicable U.S. treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive its entire distribution in either cash or stock of the RIC, subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% (which has been temporarily reduced to 10% for distributions declared on or after April 1, 2020, and on or before December 31, 2020) of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20.0% (which has been temporarily reduced to 10% for distributions declared on or after April 1, 2020, and on or before December 31, 2020) of its entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock.

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of June 30, 2020 and December 31, 2019, there were no uncertain tax positions.

The Company is required to determine whether a tax position of the Company is more-likely-than-not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that could negatively impact the Company’s net assets.

U.S. GAAP provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.

The Company has concluded that it was not necessary to record a liability for any such tax positions as of June 30, 2020 and December 31, 2019. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations, and interpretations thereof.

Portfolio and Investment Activity

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests primarily in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market companies and traditional middle-market companies. As of June 30, 2020, our portfolio consisted of investments in 37 portfolio companies with a fair value of approximately $287.3 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of June 30, 2020, 14.2% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2019, 18.1% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the three months ended June 30, 2020, we made approximately $12.5 million of investments and had approximately $51.1 million in repayments and sales, resulting in net repayments and sales of approximately $38.6 million for the period. During the three months ended June 30, 2019, we made approximately $13.8 million of investments and had approximately $46.6 million in repayments and sales, resulting in net repayments and sales of approximately $32.8 million for the period.

During the six months ended June 30, 2020, we made approximately $20.8 million of investments and had approximately $58.9 million in repayments and sales, resulting in net repayments and sales of approximately $38.1 million for the period. During the six months ended June 30, 2019, we made approximately $34.9 million of investments and had approximately $58.1 million in repayments and sales, resulting in net repayments and sales of approximately $23.2 million for the period.

As of June 30, 2020, our debt investment portfolio, which represented 80.7% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 10.3%. As of June 30, 2020, 44.8% of the fair value of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2019, our debt investment portfolio, which represented 78.6% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 11.5%. As of December 31, 2019, 37.2% of the fair value of our debt investment portfolio was bearing a fixed rate of interest.

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

As of June 30, 2020, the Board approved the fair value of our investment portfolio of approximately $287.3 million in good faith in accordance with our valuation procedures. The Board approved the fair value of our investment portfolio as of June 30, 2020 with input from a third-party valuation firm and the Investment Advisor based on information known or knowable as of the valuation date, including trailing and forward looking data. The COVID-19 pandemic is an unprecedented circumstance that materially impacts the fair value of our investments. As a result, the fair value of our portfolio investments may be further negatively impacted after June 30, 2020 by circumstances and events that are not yet known.

The COVID-19 pandemic may also impact our portfolio companies’ ability to pay their respective contractual obligations, including principal and interest due to us, and some portfolio companies may require interest or amortization deferrals in order to fulfill short-term liquidity needs in response to COVID-19. We are working with each of our portfolio companies to help them access short-term liquidity through interest deferrals, funding on unused lines of credit, and other sources of liquidity.

As of June 30, 2020, we had debt investments in five portfolio companies on non-accrual status with an aggregate amortized cost of $34.5 million and an aggregate fair value of $23.9 million, which represented 11.3% and 8.3% of the investment portfolio, respectively. As of December 31, 2019, we had no investments on non-accrual status. The increase in non-accrual investments from December 31, 2019 to June 30, 2020 was largely driven by the economic impact of COVID-19.

The following table summarizes the amortized cost and the fair value of investments as of June 30, 2020 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$203,187	66.6%	$193,610	67.4%
Second Lien Debt	42,457	13.9	38,285	13.3
Equity and Warrants	59,372	19.5	55,371	19.3
Total	$305,016	100.0%	$287,266	100.0%

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2019 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$235,646	66.6%	$231,203	63.8%
Second Lien Debt	54,079	15.3	53,857	14.8
Equity and Warrants	50,556	14.3	63,841	17.6
Capitala Senior Loan Fund II, LLC	13,600	3.8	13,631	3.8
Total	$353,881	100.0%	$362,532	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020		December 31, 2019
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$31,940	11.1%	$40,410	11.2%
Financial Services	30,818	10.7	29,517	8.1
Healthcare	24,215	8.4	27,928	7.7
Sales & Marketing Services	19,692	6.9	19,291	5.3
Consumer Products	17,483	6.1	25,118	6.9
Security System Services	15,797	5.5	16,063	4.4
Automobile Part Manufacturer	14,016	4.9	15,056	4.2
IT Consulting	13,745	4.8	13,773	3.8
Multi-Platform Media and Consumer Products	13,000	4.5	13,000	3.6
Textile Equipment Manufacturer	11,922	4.2	11,564	3.2
Government Services	11,739	4.1	11,279	3.1
Healthcare Management	11,601	4.0	12,607	3.5
Information Technology	9,736	3.4	10,009	2.8
Electronic Machine Repair	9,062	3.2	6,100	1.7
Entertainment	8,662	3.0	10,912	3.0
Testing Laboratories	7,648	2.7	7,026	1.9
Wireless Deployment Services	6,983	2.4	7,000	1.9
Medical Device Distributor	4,970	1.7	4,904	1.4
Data Services	4,039	1.4	4,749	1.3
Advertising & Marketing Services	3,939	1.4	4,262	1.2
Online Merchandise Retailer	3,860	1.4	2,877	0.8
QSR Franchisor	3,061	1.1	1,881	0.5
Home Repair Parts Manufacturer	2,118	0.7	2,489	0.7
Footwear Retail	1,810	0.6	3,326	0.9
Oil & Gas Engineering and Consulting Services	1,741	0.6	5,908	1.6
Restaurant	944	0.3	4,697	1.3
Household Product Manufacturer	758	0.3	758	0.2
Data Processing & Digital Marketing	708	0.2	708	0.2
General Industrial	670	0.2	838	0.2
Oil & Gas Services	589	0.2	2,273	0.6
Food Product Manufacturer	—	—	17,609	4.9
Investment Funds	—	—	13,631	3.8
Retail	—	—	10,045	2.8
Logistics	—	—	2,924	0.8
Computer Supply Retail	—	—	1,490	0.4
Professional and Personal Digital Imaging	—	—	510	0.1
Total	$287,266	100.0%	$362,532	100.0%

All investments made by the Company as of June 30, 2020 and December 31, 2019 were made in portfolio companies located in the U.S. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020		December 31, 2019
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$135,198	47.1%	$165,963	45.8%
West	61,341	21.3	70,102	19.3
Midwest	50,464	17.6	55,283	15.3
Northeast	40,263	14.0	71,184	19.6
Total	$287,266	100.0%	$362,532	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	As of June 30, 2020		As of December 31, 2019
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$78,982	27.5%	$85,688	23.6%
2	154,344	53.7	219,855	60.7
3	30,054	10.5	56,989	15.7
4	23,886	8.3	—	—
Total	$287,266	100.0%	$362,532	100.0%

Capitala Senior Loan Fund II, LLC

On December 20, 2018, the Company and Trinity Universal Insurance Company (“Trinity”), a subsidiary of Kemper Corporation, entered into a limited liability company agreement (the “LLC Agreement”) to co-manage CSLF II. The purpose and design of the joint venture was to invest primarily in senior secured first-out loans. The Company and Trinity committed to provide $25.0 million of equity to CSLF II, with the Company providing $20.0 million and Trinity providing $5.0 million. The Company and Trinity each appointed two members to CSLF II’s four-person board of directors and investment committee. All material decisions with respect to CSLF II, including those involving its investment portfolio, required approval of a member on the board of directors and investment committee of at least one member representing the Company and Trinity, respectively.

In May 2020, the Company and Trinity elected to wind-down operations of CSLF II. On June 1, 2020, CSLF II sold its existing assets with the Company and Trinity each purchasing approximately 50% of CSLF II’s debt investments at their par value. On June 12, 2020, CSLF II declared final distributions and returned all remaining capital of $13.1 million and $3.3 million to the Company and Trinity, respectively.

As of December 31, 2019, $13.6 million and $3.4 million in equity capital had been contributed by the Company and Trinity, respectively. As of December 31, 2019, the Company and Trinity had $6.4 million and $1.6 million of unfunded equity capital commitments outstanding, respectively. The Company’s equity investment in CSLF II was not redeemable. On June 12, 2020, the capital commitments for the Company and Trinity were terminated.

On September 3, 2019, CSLF II entered into a senior secured revolving credit facility (the “CSLF II Credit Facility”) with KeyBank Specialty Finance Lending, an affiliate of KeyCorp. The CSLF II Credit Facility provided for borrowings up to $60.0 million, subject to certain borrowing base restrictions. Borrowings under the CSLF II Credit Facility bore interest at a rate of 1-month LIBOR + 2.25%. During the quarter ended June 30, 2020, CSLF II incurred unused fees of .35% when utilization of the CSLF II Credit Facility exceeded 50% and .65% when utilization of the CSLF II Credit Facility was less than 50%. On June 5, 2020, CSLF II terminated the CSLF II Credit Facility and repaid all amounts outstanding.

As of December 31, 2019, $12.7 million was outstanding under the CSLF II Credit Facility. For the three and six months ended June 30, 2020, CSLF II incurred interest and financing expenses of $1.0 million and $1.1 million, respectively. For the three and six months ended June 30, 2019, CSLF II did not incur interest and financing expenses.

On September 3, 2019, the Company and Trinity committed to provide $25.0 million of subordinated debt (the “Subordinated Notes”) to CSLF II, with the Company providing $5.0 million and Trinity providing $20.0 million. The Subordinated Notes were scheduled to mature on September 3, 2024, however, the Subordinated Notes were terminated on June 12, 2020.

As of December 31, 2019, $0.0 was outstanding on the Subordinated Notes. As of December 31, 2019, the Company and Trinity had $5.0 million and $20.0 million of unfunded commitments related to the Subordinated Notes, respectively. For the three and six months ended June 30, 2020 and 2019, CSLF II did not incur any interest and financing expenses related to the Subordinated Notes.

Below is a summary of CSLF II’s portfolio as of December 31, 2019 (dollars in thousands):

December 31, 2019
First lien loans (1)	$28,396
Weighted average current interest rate on first lien loans	6.4%
Number of portfolio companies	5
Largest portfolio company investment (1)	$7,443
Total of five largest portfolio company investments (1)	$28,396

(1)	Based on principal amount outstanding at period end.

Below is CSLF II’s schedule of investments as of December 31, 2019 (dollars in thousands):

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost	Fair Value
Investments at Fair Value
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.0% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	$5,445	$5,445	$5,445
Installs, LLC	Logistics	First Lien Debt (5.8% Cash (1 month LIBOR + 4.0%, 1.8% Floor), Due 6/20/23)	7,443	7,443	7,443
RAM Payment, LLC	Financial Services	First Lien Debt (6.7% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	6,653	6,653	6,653
Rapid Fire Protection, Inc.(1)	Security System Services	First Lien Debt (5.5% Cash (1 month LIBOR + 3.8%, 1.8% Floor), Due 11/22/24)	4,400	4,400	4,400
U.S. BioTek Laboratories, LLC	Testing Laboratories	First Lien Debt (7.0% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	4,455	4,455	4,455
TOTAL INVESTMENTS			$28,396	$28,396	$28,396

(1)	The investment had a $3.0 million unfunded commitment.

 Below are the statements of assets and liabilities for CSLF II (dollars in thousands):

	As of
	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments at fair value (amortized cost of $0 and $28,396, respectively)	$—	$28,396
Cash and cash equivalents	—	704
Interest receivable	—	151
Other assets	—	7
Total assets	$—	$29,258
LIABILITIES	—
Credit facility (net of deferred financing costs of $0 and $621, respectively)	$—	$12,079
Interest and financing fees payable	—	113
Accounts payable	—	27
Total liabilities	$—	$12,219
NET ASSETS	—
Members’ capital	$—	$17,039
Total net assets	$—	$17,039

Below are the unaudited statements of operations for CSLF II (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
INVESTMENT INCOME
Interest income	$229	$320	$650	$632
Fee income	2	2	5	70
Total investment income	$231	$322	$655	$702
EXPENSES
Interest and financing expenses	975	—	1,135	—
General and administrative expenses	93	31	164	117
Total expenses	$1,068	$31	$1,299	$117
NET INVESTMENT INCOME (LOSS)	$(837)	$291	$(644)	$585
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(837)	$291	$(644)	$585

Results of Operations

Operating results for the three and six months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Total investment income	$6,999	$11,590	$14,073	$24,274
Total expenses, net of incentive fee waiver	7,608	7,568	14,695	16,117
Net investment income (loss)	(609)	4,022	(622)	8,157
Net realized loss on investments	(13,285)	(15,077)	(12,317)	(20,924)
Net unrealized appreciation (depreciation) on investments	16,994	(17,395)	(26,401)	(15,900)
Tax provision	—	(694)	—	(628)
Net increase (decrease) in net assets resulting from operations	$3,100	$(29,144)	$(39,340)	$(29,295)

Investment income

The composition of our investment income for the three and six months ended June 30, 2020 and 2019 was as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest income	$6,337	$10,096	$12,507	$20,117
Fee income	91	308	410	695
Payment-in-kind interest and dividend income	566	724	1,082	1,643
Dividend income	—	425	25	1,731
Interest from cash and cash equivalents	5	37	49	88
Total investment income	$6,999	$11,590	$14,073	$24,274

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

For the three months ended June 30, 2020, total investment income decreased by $4.6 million, or 39.6%, compared to the three months ended June 30, 2019. Interest income decreased from $10.1 million for the three months ended June 30, 2019 to $6.3 million for the three months ended June 30, 2020. The decrease from the prior period is due to lower average outstanding debt investments and the impact of an increase in non-accrual loans for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase in non-accrual investments was largely driven by the economic impact of the COVID-19 pandemic. PIK income declined from $0.7 million for the three months ended June 30, 2019 to $0.6 million for the three months ended June 30, 2020, due to a decrease in investments with a contractual PIK rate. Fee income decreased from $0.3 million for the three months ended June 30, 2019 to $91 thousand for the three months ended June 30, 2020. For the three months ended June 30, 2020, we generated $24 thousand in origination fees from new deployments and $67 thousand in other fees. Comparatively, for the three months ended June 30, 2019, we generated $0.2 million in origination fees from new deployments and $0.1 million in other fees. Dividend income decreased from $0.4 million for the three months ended June 30, 2019 to $0.0 for the three months ended June 30, 2020, primarily due to a $0.4 million dividend received from CSLF II during the three months ended June 30, 2019.

For the six months ended June 30, 2020, total investment income decreased by $10.2 million, or 42.0%, compared to the six months ended June 30, 2019. Interest income decreased from $20.1 million for the six months ended June 30, 2019 to $12.5 million for the six months ended June 30, 2020. The decrease from the prior period is due to lower average outstanding debt investments and the impact of an increase in non-accrual loans for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase in non-accrual investments was largely driven by the economic impact of the COVID-19 pandemic. PIK income declined from $1.6 million for the six months ended June 30, 2019 to $1.1 million for the six months ended June 30, 2020, due to a decrease in investments with a contractual PIK rate. Fee income decreased from $0.7 million for the six months ended June 30, 2019 to $0.4 million for the six months ended June 30, 2020. For the six months ended June 30, 2020, we generated $0.2 million in origination fees from new deployments and $0.2 million in other fees. Comparatively, for the six months ended June 30, 2019, we generated $0.6 million in origination fees from new deployments and $0.1 million in other fees. Dividend income decreased from $1.7 million for the six months ended June 30, 2019 to $25 thousand for the six months ended June 30, 2020, primarily due to a $1.3 million non-recurring dividend from a portfolio company and a $0.4 million dividend from CSLF II received during the six months ended June 30, 2019.

Operating expenses

The composition of our expenses for the three and six months ended June 30, 2020 and 2019 was as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest and financing expenses	$4,885	$4,228	$8,711	$8,641
Base management fee	1,666	2,020	3,423	4,138
Incentive fees, net of incentive fee waiver	—	175	—	1,209
General and administrative expenses	1,057	1,145	2,561	2,129
Total expenses, net of incentive fee waiver	$7,608	$7,568	$14,695	$16,117

For the three months ended June 30, 2020, operating expenses increased by $40 thousand, or 0.5%, compared to the three months ended June 30, 2019. Interest and financing expense increased from $4.2 million for the three months ended June 30, 2019 to $4.9 million for the three months ended June 30, 2020. The increase in interest and financing expenses was primarily driven by $1.1 million in accelerated deferred financing expense from termination of the Credit Facility during the three months ended June 30, 2020, offset in part by lower recurring interest and financing expenses due to lower average debt outstanding during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Base management fees declined from $2.0 million for the three months ended June 30, 2019 to $1.7 million for the three months ended June 30, 2020, due to lower average assets under management. Incentive fees, net of incentive fee waiver, declined from $0.2 million for the three months ended June 30, 2019 to $0.0 for the three months ended June 30, 2020 due to better net investment income returns in relation to our NAV during the three months ended June 30, 2019. General and administrative expenses were relatively consistent for the three months ended June 30, 2020 and June 30, 2019.

For the six months ended June 30, 2020, operating expenses decreased by $1.4 million, or 8.8%, compared to the six months ended June 30, 2019. Interest and financing expense increased from $8.6 million for the six months ended June 30, 2019 to $8.7 million for the six months ended June 30, 2020. The increase in interest and financing expenses was primarily driven by $1.1 million in accelerated deferred financing expense from termination of the Credit Facility during the six months ended June 30, 2020, offset in part by lower recurring interest and financing expenses due to lower average debt outstanding during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Base management fees declined from $4.1 million for the six months ended June 30, 2019 to $3.4 million for the six months ended June 30, 2020, due to lower average assets under management. Incentive fees, net of incentive fee waiver, declined from $1.2 million for the six months ended June 30, 2019 to $0.0 for the six months ended June 30, 2020 due to better net investment income returns in relation to our NAV during the six months ended June 30, 2019. General and administrative expenses increased from $2.1 million for the six months ended June 30, 2019 to $2.6 million for the six months ended June 30, 2020, primarily due to an increase in legal and professional fees.

Net realized loss on investments

During the three and six months ended June 30, 2020 we recognized $(13.3) million and $(12.3) million, respectively, of net realized losses on our portfolio investments. During the three and six months ended June 30, 2019 we recognized $(15.1) million and $(20.9) million, respectively, of net realized losses on our portfolio investments.

Net unrealized appreciation (depreciation) on investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three and six months ended June 30, 2020 we had net unrealized appreciation (depreciation) of $17.0 million and $(26.4) million, respectively. For the three and six months ended June 30, 2019 we had net unrealized depreciation of $(17.4) million and $(15.9) million, respectively. The increase in net unrealized depreciation for the six months ended June 30, 2020 was due primarily to the negative economic impact and the increased uncertainty caused by the COVID-19 pandemic.

Tax provision

For the three and six months ended June 30, 2020 we recorded a tax provision of $0.0. For the three and six months ended June 30, 2019 we recorded a tax provision of $(0.7) million and $(0.6) million, respectively.

Changes in net assets resulting from operations

For the three and six months ended June 30, 2020, we recorded a net increase (decrease) in net assets resulting from operations of $3.1 million and $(39.3) million, respectively. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2020, our per share net increase (decrease) in net assets resulting from operations was $0.19 and $(2.42), respectively.

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

Financial Condition, Liquidity and Capital Resources

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our stockholders and repay indebtedness.

Since our IPO, we have raised approximately $136.0 million in net proceeds from equity offerings through June 30, 2020.

On October 17, 2014, the Company entered into a senior secured revolving credit agreement (as amended, the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. The Credit Facility was set to mature on April 30, 2022. On June 19, 2020, the Company unilaterally terminated the Credit Facility.

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

As of June 30, 2020, Fund III had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding. In addition to our existing SBA-guaranteed debentures, we may, if permitted by regulation, seek to issue additional SBA-guaranteed debentures as well as other forms of leverage and borrow funds to make investments. On June 10, 2014, we received an exemptive order from the SEC exempting us, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Exchange Act, with respect to Fund II and Fund III. We intend to comply with the conditions of the order.

On December 31, 2019, we entered into an open market sale agreementSM with Jefferies LLC pursuant to which we may issue and sell up to $50.0 million in aggregate amount of shares of our common stock in amounts, and at times, to be determined by us (the “ATM Program”). Actual sales in this ATM Program will depend on a variety of factors to be determined by us including market conditions, the trading price of our common stock and determinations by us of the appropriate sources of funding. We may issue shares of our common stock at a price below the then current NAV per share pursuant to the ATM Program. There were no sales of our common stock under the ATM Program during the three and six months ended June 30, 2020.

We are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150% if certain requirements are met, after such borrowing, with certain limited exceptions. The SBCA allows BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of total assets), if certain requirements are met. On November 1, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage and as a result, our asset coverage requirements for senior securities was changed from 200% to 150%, effective November 1, 2019. As of June 30, 2020, our asset coverage ratio was 182.7%. If our asset coverage ratio falls below 150% due a decline in the fair market of our portfolio, including as the result of the economic impact caused by the COVID-19 pandemic, we may be limited in our ability to raise additional debt.

As of June 30, 2020, we had $95.2 million in cash and cash equivalents, and our net assets totaled $105.1 million.

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

 A summary of our significant contractual payment obligations as of June 30, 2020 are as follows (dollars in thousands):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
SBA Debentures	$65,000	$85,000	$—	$—	$150,000
2022 Notes	—	75,000	—	—	75,000
2022 Convertible Notes	—	52,088	—	—	52,088
Total Contractual Obligations	$65,000	$212,088	$—	$—	$277,088

Distributions

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. We made quarterly distributions to our stockholders for the first four full quarters subsequent to our IPO. To the extent we had income available, we made monthly distributions to our stockholders from October 30, 2014 until March 30, 2020. As announced on April 1, 2020, distributions, if any, will be made on a quarterly basis effective for the second quarter of 2020. Our stockholder distributions, if any, will be determined by our Board on a quarterly basis. Any distributions to our stockholders will be declared out of assets legally available for distribution. On April 30, 2020, the Company’s Board determined not to declare a distribution for the second quarter of 2020 due to the impact of the COVID-19 pandemic on the Company’s expected net investment income. On July 30, 2020, the Company’s Board determined not to declare a distribution for the third quarter of 2020 due to the impact of the COVID-19 pandemic on the Company’s expected net investment income.

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

The following tables summarize our distributions declared from January 1, 2018 through June 30, 2020:

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

Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the year ended December 31, 2018, total distributions of $16.0 million were comprised 100% of ordinary income. For the year ended December 31, 2019, total distributions of $16.1 million were comprised of approximately $13.4 million from ordinary income and $2.7 million from return of capital. For the six months ended June 30, 2020, we estimate that total distributions of $4.1 million were classified as a return of capital. Distributions may be subject to reclassification based on future dividends and operating results and will not be determined until the end of the year.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $8.2 million (Bluestem Brands, Inc.), $6.3 million (Rapid Fire Protection, Inc), $3.5 million (J5 Infrastructure Partners, LLC), $1.0 million (U.S. BioTek Laboratories, LLC), and $0.5 million (Freedom Electronics, LLC). As of December 31, 2019, the Company had outstanding unfunded commitments related to debt and equity investments in existing portfolio companies of  $11.4 million (CSLF II), $4.5 million (Rapid Fire Protection, Inc), $3.5 million (J5 Infrastructure Partners, LLC), $2.6 million (BigMouth, Inc.), $1.0 million (Freedom Electronics, LLC), $1.0 million (U.S. BioTek Laboratories, LLC), and $0.5 million (Jurassic Quest Holdings, LLC).

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Developments

Portfolio Activity

During July 2020, the Company received $2.4 million in principal repayments on its first lien debt investment in BigMouth, Inc.

Other

On July 30, 2020, the Board approved a one-for-six reverse stock split of the Company’s common stock which is expected to be effective at 5:00 p.m. Eastern Standard Time on August 21, 2020 (the "Effective Time"). The Company's common stock is expected to begin trading on a split-adjusted basis at the market open on August 24, 2020. At the Effective Time, every six (6) issued and outstanding shares of the Company's common stock will be converted into one (1) share of the Company's common stock.

On July 30, 2020, the Board approved a bond repurchase program which authorizes the Company to repurchase up to an aggregate of $10.0 million worth of the Company's outstanding 2022 Notes and/or 2022 Convertible Notes (the "Bond Repurchase Program"). The Bond Repurchase Program will terminate upon the earlier of (i) July 30, 2021 or (ii) the repurchase of an aggregate of $10.0 million worth of 2022 Notes and/or 2022 Convertible Notes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts subject to the requirements of the 1940 Act. For the six months ended June 30, 2020, we did not engage in hedging activities.

As of June 30, 2020, we held 23 securities bearing a variable rate of interest. Our variable rate investments represent approximately 55.2% of the fair value of total debt investments. As of June 30, 2020, 98.4% of variable rate securities were yielding interest at a rate equal to the established interest rate floor, and 1.6% of variable rate securities were yielding interest at a rate above its interest rate floor or were not subject to an interest rate floor. As of June 30, 2020, all of our interest paying liabilities, consisting of $150.0 million in SBA-guaranteed debentures, $75.0 million in 2022 Notes, and $52.1 million in 2022 Convertible Notes, were bearing interest at a fixed rate.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.

Based on our June 30, 2020 consolidated statement of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$2,245	$—	$2,245
Up 200 basis points	$1,051	$—	$1,051
Up 100 basis points	$275	$—	$275
Down 100 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 300 basis points	$—	$—	$—

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report on Form 10-K”), which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled “Recent legislation may allow us to incur additional leverage”. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the risk factors below, during the six months ended June 30, 2020, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K.

Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, in December 2019, a novel strain of coronavirus (also known as “COVID-19”) surfaced in China and has since spread and continues to spread to other countries, including the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations.

We will also be negatively affected if our operations and effectiveness or the operations and effectiveness of a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity. The impact of COVID-19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Adverse developments in the credit markets may impair our ability to secure debt financing.

In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, for example as a result of the COVID-19 pandemic, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.

So far, the COVID-19 pandemic has resulted in, and until fully resolved is likely to continue to result in, among other things, increased draws by borrowers on revolving lines of credit and increased requests by borrowers for amendments, modifications and waivers of their credit agreements to avoid default or change payment terms, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans. In addition, the duration and effectiveness of responsive measures implemented by governments and central banks cannot be predicted. The commencement, continuation, or cessation of government and central bank policies and economic stimulus programs, including changes in monetary policy involving interest rate adjustments or governmental policies, may contribute to the development of or result in an increase in market volatility, illiquidity and other adverse effects that could negatively impact the credit markets and the Company.

If we are unable to consummate credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

Changes relating to the LIBOR calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in floating-rate loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR. In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivative positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

Actions by the ICE Benchmark Administration, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us.

On July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 pandemic on transition timelines and update the marketplace as soon as possible. It is unclear if after 2021 LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. We have exposure to LIBOR, including in financial instruments that mature after 2021. Our exposure arises from the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

In the United States, the Federal Reserve Board and the Federal Reserve Bank of New York, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The Federal Reserve Bank of New York began publishing SOFR in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain, including whether the COVID-19 pandemic will have further effect on LIBOR transition plans.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In the event that the LIBOR Rate is no longer available or published on a current basis or no longer made available or used for determining the interest rate of loans, our administrative agent that manages our loans will generally select a comparable successor rate; provided that (i) to the extent a comparable or successor rate is approved by the administrative agent, the approved rate shall be applied in a manner consistent with market practice; and (ii) to the extent such market practice is not administratively feasible for the administrative agent, such approved rate shall be applied as otherwise reasonably determined by the administrative agent.

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

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all U.S. federal income tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2020 until as late as December 31, 2021. If we choose to pay a spillover dividend, we will incur the 4.0% U.S. federal excise tax on some or all of the distribution.

Due to the COVID-19 pandemic or other disruptions in the economy, we anticipate that we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we anticipate that we will not be able to increase our dividends. In addition, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4.0% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our common stock as discussed below under “We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.”

We may in the future choose to pay dividends in our own common stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in part in our common stock. In accordance with certain applicable U.S. Treasury regulations and published guidance issued by the Internal Revenue Service, a publicly offered RIC may treat a distribution of its own stock as fulfilling the RIC distribution requirements if each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all shareholders must be at least 20.0% (which has been temporarily reduced to 10% for distributions declared on or after April 1, 2020, and on or before December 31, 2020) of the aggregate declared distribution. If too many shareholders elect to receive cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any shareholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such shareholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable shareholders receiving such dividends will be required to include the amount of the dividends as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our shareholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

None.

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

Date: August 4, 2020	By	/s/ Joseph B. Alala III
Joseph B. Alala III
Chief Executive Officer
(Principal Executive Officer)
Capitala Finance Corp.

Date: August 4, 2020	By	/s/ Stephen A. Arnall
Stephen A. Arnall
Chief Financial Officer
(Principal Financial Officer)
Capitala Finance Corp.

Date: August 4, 2020	By	/s/ Kevin A. Koonts
Kevin A. Koonts
Chief Accounting Officer
(Principal Accounting Officer)
Capitala Finance Corp.