Form 10-Q
period 2020-09-30
Capitala Finance Corp.
filed 2020-11-03
CIK 1571329

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

The number of shares of Capitala Finance Corp.’s common stock, $0.01 par value, outstanding as of November 2, 2020 was 2,711,068.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Capitala Finance Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of
	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $190,961 and $250,433, respectively)	$185,260	$241,046
Affiliate investments (amortized cost of $83,241 and $80,756, respectively)	86,361	98,763
Control investments (amortized cost of $8,995 and $22,692, respectively)	8,628	22,723
Total investments at fair value (amortized cost of $283,197 and $353,881, respectively)	280,249	362,532
Cash and cash equivalents	43,687	62,321
Interest and dividend receivable	2,172	1,745
Prepaid expenses	470	624
Deferred tax asset, net	-	-
Other assets	25	115
Total assets	$326,603	$427,337

LIABILITIES
SBA Debentures (net of deferred financing costs of $571 and $1,006, respectively)	$90,429	$148,994
2022 Notes (net of deferred financing costs of $988 and $1,447, respectively)	71,845	73,553
2022 Convertible Notes (net of deferred financing costs of $645 and $916, respectively)	51,443	51,172
Credit Facility (net of deferred financing costs of $0 and $1,165, respectively)	-	(1,165)
Management and incentive fees payable	3,602	3,713
Interest and financing fees payable	875	2,439
Accounts payable and accrued expenses	-	518
Total liabilities	$218,194	$279,224

Commitments and contingencies (Note 2)

NET ASSETS
Common stock, par value $0.01, 100,000,000 common shares authorized, 2,711,068 and 2,700,628 common shares issued and outstanding, respectively (1)	$27	$27
Additional paid in capital	238,355	238,021
Total distributable loss	(129,973)	(89,935)
Total net assets	$108,409	$148,113
Total liabilities and net assets	$326,603	$427,337

Net asset value per share (1)	$39.99	$54.84

(1) Authorized, issued and outstanding shares of Capitala Finance Corp.'s common stock and net asset value per share have been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
INVESTMENT INCOME
Interest and fee income:
Non-control/non-affiliate investments	$4,407	$6,270	$13,807	$21,096
Affiliate investments	1,721	1,898	5,032	6,578
Control investments	103	115	309	1,421
Total interest and fee income	6,231	8,283	19,148	29,095
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	220	388	934	1,283
Affiliate investments	242	235	610	611
Control investments	-	-	-	372
Total payment-in-kind interest and dividend income	462	623	1,544	2,266
Dividend income:
Non-control/non-affiliate investments	-	-	-	1,281
Affiliate investments	-	25	25	25
Control investments	-	1,134	-	1,584
Total dividend income	-	1,159	25	2,890
Interest income from cash and cash equivalents	1	61	50	149
Total investment income	6,694	10,126	20,767	34,400

EXPENSES
Interest and financing expenses	3,423	4,110	12,134	12,751
Base management fee	1,565	1,925	4,988	6,063
Incentive fees	-	-	-	1,497
General and administrative expenses	964	1,107	3,525	3,236
Expenses before incentive fee waiver	5,952	7,142	20,647	23,547
Incentive fee waiver (See Note 6)	-	-	-	(288)
Total expenses	5,952	7,142	20,647	23,259

NET INVESTMENT INCOME	742	2,984	120	11,141

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on investments:
Non-control/non-affiliate investments	(12,344)	-	(25,518)	(3,544)
Affiliate investments	-	12	1,341	2,288
Control investments	-	-	(484)	(19,656)
Net realized gain (loss) on investments	(12,344)	12	(24,661)	(20,912)
Net unrealized appreciation (depreciation) on investments:
Non-control/non-affiliate investments	15,218	1,518	3,686	4,539
Affiliate investments	(156)	1,218	(14,887)	(3,719)
Control investments	(260)	(4,015)	(398)	(17,999)
Net unrealized appreciation (depreciation) on investments	14,802	(1,279)	(11,599)	(17,179)
Net realized and unrealized gain (loss) on investments	2,458	(1,267)	(36,260)	(38,091)
Tax provision	-	-	-	(628)
Total net realized and unrealized gain (loss) on investments, net of taxes	2,458	(1,267)	(36,260)	(38,719)

Net realized gain on extinguishment of debt	155	-	155	-

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$3,355	$1,717	$(35,985)	$(27,578)

NET INCREASE (DECREASE) IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC AND DILUTED (1)	$1.24	$0.64	$(13.29)	$(10.28)

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – BASIC AND DILUTED (1)	2,711,068	2,688,894	2,708,532	2,682,985

DISTRIBUTIONS PAID PER SHARE (2)	$-	$1.50	$1.50	$4.50

(1) Basic and diluted shares of Capitala Finance Corp.'s (the "Company") common stock have been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

(2) Dividends paid per share of the Company's common stock has been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Changes in Net Assets

 (in thousands, except share data)

 (unaudited)

	Common Stock
For the Three Months Ended September 30, 2020 and 2019	Number of Shares (1)	Par Value	Additional Paid in Capital	Total Distributable Loss	Total
BALANCE, June 30, 2020	2,711,081	$27	$238,355	$(133,328)	$105,054
Net investment income	-	-	-	742	742
Net realized loss on investments	-	-	-	(12,344)	(12,344)
Net unrealized appreciation on investments	-	-	-	14,802	14,802
Tax provision	-	-	-	-	-
Net realized gain on extinguishment of debt	-	-	-	155	155
Fractional shares settled in cash as part of one-for-six reverse stock split	(13)	-	-	-	-
BALANCE, September 30, 2020	2,711,068	$27	$238,355	$(129,973)	$108,409

BALANCE, June 30, 2019	2,686,491	$27	$242,441	$(88,605)	$153,863
Net investment income	-	-	-	2,984	2,984
Net realized gain on investments	-	-	-	12	12
Net unrealized depreciation on investments	-	-	-	(1,279)	(1,279)
Tax provision	-	-	-	-	-
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	7,022	-	333	-	333
Distributions declared	-	-	-	(4,032)	(4,032)
BALANCE, September 30, 2019	2,693,513	$27	$242,774	$(90,920)	$151,881

	Common Stock
For the Nine Months Ended September 30, 2020 and 2019	Number of Shares (1)	Par Value	Additional Paid in Capital	Total Distributable Loss	Total
BALANCE, December 31, 2019	2,700,628	$27	$238,021	$(89,935)	$148,113
Net investment income	-	-	-	120	120
Net realized loss on investments	-	-	-	(24,661)	(24,661)
Net unrealized depreciation on investments	-	-	-	(11,599)	(11,599)
Tax provision	-	-	-	-	-
Net realized gain on extinguishment of debt	-	-	-	155	155
Fractional shares settled in cash as part of one-for-six reverse stock split	(13)	-	-	-	-
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	10,453	-	334	-	334
Distributions declared	-	-	-	(4,053)	(4,053)
BALANCE, September 30, 2020	2,711,068	$27	$238,355	$(129,973)	$108,409

BALANCE, December 31, 2018	2,675,258	$27	$241,891	$(51,274)	$190,644
Net investment income	-	-	-	11,141	11,141
Net realized loss on investments	-	-	-	(20,912)	(20,912)
Net unrealized depreciation on investments	-	-	-	(17,179)	(17,179)
Tax provision	-	-	-	(628)	(628)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	18,255	-	883	-	883
Distributions declared	-	-	-	(12,068)	(12,068)
BALANCE, September 30, 2019	2,693,513	$27	$242,774	$(90,920)	$151,881

(1) Shares of Capitala Finance Corp.'s common stock have been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Cash Flows

 (in thousands)

 (unaudited)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(35,985)	$(27,578)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(21,070)	(48,785)
Repayments and sales of investments	69,157	91,320
Net realized loss on investments	24,661	20,912
Net realized gain on extinguishment of debt	(155)	-
Net unrealized depreciation on investments	11,599	17,179
Payment-in-kind interest and dividends	(1,544)	(2,266)
Accretion of original issue discount on investments	(520)	(784)
Amortization of deferred financing fees	2,512	1,579
Tax provision	-	628
Changes in assets and liabilities:
Interest and dividend receivable	(427)	2,206
Prepaid expenses	154	337
Other assets	90	(31)
Management and incentive fees payable	(111)	1,022
Interest and financing fees payable	(1,564)	(1,623)
Trade settlement payable	-	6,442
Accounts payable and accrued expenses	(518)	(86)
NET CASH PROVIDED BY OPERATING ACTIVITIES	46,279	60,472

CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns on SBA debentures	(59,000)	(15,700)
Repurchase of 2022 Notes	(1,980)	-
Proceeds from Credit Facility	-	15,000
Repayments on Credit Facility	-	(25,000)
Distributions paid to shareholders	(3,719)	(11,185)
Deferred financing fees paid	(214)	(106)
NET CASH USED IN FINANCING ACTIVITIES	(64,913)	(36,991)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,634)	23,481
CASH AND CASH EQUIVALENTS, beginning of period	62,321	39,295
CASH AND CASH EQUIVALENTS, end of period	$43,687	$62,776

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$10,964	$11,906

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Distributions paid through dividend reinvestment plan share issuances	$334	$883

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

September 30, 2020

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Non-control/non-affiliated investments - 170.9%

Non-control/non-affiliated investments - United States

3 Bridge Solutions, LLC	IT Consulting	First Lien Debt (13.0% Cash, Due 12/4/22)	$12,441	$12,441	$12,441	11.5%

3 Bridge Solutions, LLC	IT Consulting	Preferred Units (965 units)		1,090	981	0.9%

3 Bridge Solutions, LLC	IT Consulting	Membership Units (39,000 units)		10	-	0.0%
				13,541	13,422	12.4%
Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (8.0% Cash, Due 12/18/22)	7,119	7,119	7,119	6.5%

Alternative Biomedical Solutions, LLC	Healthcare	Series A Preferred Units (13,014 units)		1,275	1,301	1.2%

Alternative Biomedical Solutions, LLC	Healthcare	Series B Preferred Units (45,255 units)		3,943	3,668	3.4%

Alternative Biomedical Solutions, LLC	Healthcare	Series C Preferred Units (78,900 units)		-	-	0.0%

Alternative Biomedical Solutions, LLC	Healthcare	Membership Units (20,092 units)		800	-	0.0%

Alternative Biomedical Solutions, LLC	Healthcare	Membership Units Warrant (49,295 units)		-	-	0.0%
				13,137	12,088	11.1%
American Clinical Solutions, LLC	Healthcare	First Lien Debt (7.0% Cash, Due 12/31/22)	3,500	3,500	3,455	3.2%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (7.0% Cash, Due 10/13/20)	250	250	250	0.2%

American Clinical Solutions, LLC	Healthcare	Class A Membership Units (6,030,384 units)		3,198	3,293	3.0%
				6,948	6,998	6.4%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

September 30, 2020

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
AmeriMark Direct, LLC	Consumer Products	First Lien Debt (14.5% Cash, 1.3% PIK, Due 9/8/21)	$15,032	$14,954	$14,954	13.8%
				14,954	14,954	13.8%
BigMouth, Inc.	Consumer Products	First Lien Debt (9.0% Cash (1 month LIBOR + 8.5%, 0.5% Floor), Due 11/14/21) (6)	2,471	1,928	1,104	1.0%
				1,928	1,104	1.0%
BLST Operating Company, LLC	Online Merchandise Retailer	First Lien Debt (10.0% (1 month LIBOR + 8.5%, 1.5% Floor), Due 8/28/25) (7)	1,953	1,953	1,953	1.8%

BLST Operating Company, LLC	Online Merchandise Retailer	Class A Common Units (217,013 units)		286	286	0.3%
				2,239	2,239	2.1%
Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)		5	2,367	2.2%
				5	2,367	2.2%
Chicken Soup for the Soul, LLC	Multi-platform media and consumer products	First Lien Debt (10.0% Cash (1 month LIBOR + 8.5%, 1.5% Floor), Due 12/13/20)	13,000	13,000	13,000	12.0%
				13,000	13,000	12.0%
Chief Fire Intermediate, Inc.	Security System Services	First Lien Debt (8.6% Cash (1 month LIBOR + 7.0%, 1.6% Floor), Due 11/8/24) (6)	8,100	8,100	6,080	5.6%

Chief Fire Intermediate, Inc.	Security System Services	Class A Preferred Units (34,740 units)		913	-	0.0%

Chief Fire Intermediate, Inc.	Security System Services	Class B Common Units (3,510 units)		-	-	0.0%
				9,013	6,080	5.6%
CIS Secure Computing, Inc.	Government Services	First Lien Debt (9.5% Cash (1 month LIBOR + 8.5%, 1.0% Floor), 1.0% PIK, Due 9/14/22)	8,424	8,424	8,424	7.8%

CIS Secure Computing, Inc.	Government Services	Common Stock (46,163 shares)		1,000	2,617	2.4%
				9,424	11,041	10.2%
Corporate Visions, Inc.	Sales & Marketing Services	Second Lien Debt (11.0%, Due 11/29/21) (8)	19,425	19,425	19,402	17.9%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)		1,575	975	0.9%
				21,000	20,377	18.8%
Currency Capital, LLC	Financial Services	First Lien Debt (12.5% Cash (1 month LIBOR + 12.0%, 0.5% Floor), 4.0% PIK, Due 7/20/21) (9)(10)	16,334	16,334	16,158	14.9%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

September 30, 2020

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Currency Capital, LLC	Financial Services	Class A Preferred Units (2,000,000 units) (9)		$2,000	$968	0.9%
				18,334	17,126	15.8%
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.0% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	$2,697	2,697	2,697	2.5%

Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (8.7% Cash, Due 12/20/23) (11)(12)	5,885	5,885	5,808	5.4%

Freedom Electronics, LLC	Electronic Machine Repair	Membership Units (181,818 units)		182	153	0.1%
				8,764	8,658	8.0%
HUMC Opco, LLC	Healthcare	First Lien Debt (9.0% Cash, Due 11/16/20) (10)	5,000	5,000	5,000	4.6%
				5,000	5,000	4.6%
J5 Infrastructure Partners, LLC	Wireless Deployment Services	First Lien Debt (8.3% Cash (1 month LIBOR + 6.5%, 1.8% Floor), Due 12/20/24) (13)	-	-	-	0.0%

J5 Infrastructure Partners, LLC	Wireless Deployment Services	First Lien Debt (8.3% Cash (1 month LIBOR + 6.5%, 1.8% Floor), Due 12/20/24)	6,965	6,965	6,965	6.4%
				6,965	6,965	6.4%
Jurassic Quest Holdings, LLC	Entertainment	First Lien Debt (9.5% Cash (1 month LIBOR + 7.5%, 2.0% Floor), Due 5/1/24)	9,665	9,665	9,634	8.9%

Jurassic Quest Holdings, LLC	Entertainment	Preferred Units (467,784 units)		480	103	0.1%
				10,145	9,737	9.0%
MicroHoldco, LLC	General Industrial	Preferred Units (838,042 units) (14)		838	670	0.6%
				838	670	0.6%
Rapid Fire Protection, Inc.	Security System Services	First Lien Debt (5.5% Cash (1 month LIBOR + 3.8%, 1.7% Floor), Due 11/22/24) (15)	634	634	634	0.6%

Rapid Fire Protection, Inc.	Security System Services	First Lien Debt (8.9% Cash, Due 11/22/24) (11)(16)	7,356	7,356	7,356	6.8%

Rapid Fire Protection, Inc.	Security System Services	Common Stock (363 shares)		500	1,080	1.0%
				8,490	9,070	8.4%
Seitel, Inc.	Data Services	First Lien Debt (9.3% Cash (3 month LIBOR + 8.3%, 1.0% Floor), Due 3/15/23)	4,561	4,561	3,771	3.5%
				4,561	3,771	3.5%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

September 30, 2020

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (12.8% Cash, Due 11/16/20) (6)(10)	$11,935	$11,935	$10,835	10.0%
				11,935	10,835	10.0%
Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)		758	758	0.7%
				758	758	0.7%
U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (7.0% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	1,829	1,829	1,829	1.7%

U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (9.3% Cash, Due 12/14/23) (11) (12)	5,690	5,690	5,690	5.2%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class D Preferred Units (78 Units)		78	84	0.1%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class A Preferred Units (500 Units)		540	187	0.2%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class C Units (578 Units)		1	-	0.0%
				8,138	7,790	7.2%
U.S. Well Services, Inc.	Oil & Gas Services	Class A Common Stock (1,202,499 shares) (17)		1,244	325	0.3%
				1,244	325	0.3%
Xirgo Technologies, LLC	Information Technology	Membership Units (600,000 units)		600	885	0.8%
				600	885	0.8%
Sub Total Non-control/non-affiliated investments - United States				$190,961	$185,260	170.9%

Affiliate Investments - 79.6%

Affiliate investments - United States

Burgaflex Holdings, LLC	Automobile Part Manufacturer	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	$13,992	$13,992	$13,992	12.9%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class B (1,085,073 shares)		362	-	0.0%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class A (1,253,198 shares)		1,504	-	0.0%
				15,858	13,992	12.9%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

September 30, 2020

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
City Gear, LLC	Footwear Retail	Membership Unit Warrants (14)		$-	$2,011	1.9%
				-	2,011	1.9%
Eastport Holdings, LLC	Business Services	Second Lien Debt (13.5% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 12/29/21) (10)	$16,500	16,285	16,500	15.2%

Eastport Holdings, LLC	Business Services	Membership Units (22.9% ownership)		3,263	14,003	12.9%
				19,548	30,503	28.1%
GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares)		3,477	3,985	3.7%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	7	0.0%
				3,479	3,992	3.7%
LJS Partners, LLC	QSR Franchisor	Preferred Units (182,288 units)		437	729	0.7%

LJS Partners, LLC	QSR Franchisor	Common Membership Units (2,593,234 units)		1,224	2,898	2.6%
				1,661	3,627	3.3%
MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12.0% Cash, Due 1/31/21) (10)	2,600	2,600	2,600	2.4%

MMI Holdings, LLC	Medical Device Distributor	Second Lien Debt (6.0% Cash, Due 1/31/21) (10)	400	388	400	0.4%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6.0% PIK Dividend) (18)		1,650	1,788	1.6%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	205	0.2%
				4,638	4,993	4.6%
Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (9.0% Cash, 2.0% PIK, Due 6/30/23) (10)	11,738	11,738	11,291	10.4%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares)		1,000	962	0.9%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (60,000 shares)		-	-	0.0%
				12,738	12,253	11.3%
Nth Degree Investment Group, LLC	Business Services	Membership Units (6,088,000 Units)		6,088	-	0.0%
				6,088	-	0.0%
RAM Payment, LLC	Financial Services	First Lien Debt (6.5% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	2,738	2,738	2,738	2.5%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

September 30, 2020

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
RAM Payment, LLC	Financial Services	First Lien Debt (9.8% Cash, Due 1/4/24) (11)	$7,423	$7,423	$7,423	6.8%

RAM Payment, LLC	Financial Services	Preferred Units (86,000 units, 8.0% PIK Dividend) (18)		980	2,656	2.5%
				11,141	12,817	11.8%
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Second Lien Debt (15.0% PIK, Due 9/12/23)	491	477	477	0.4%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)		6,958	988	0.9%
				7,435	1,465	1.3%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Second Lien Debt (14)		655	708	0.7%
				655	708	0.7%
Sub Total Affiliate investments - United States				$83,241	$86,361	79.6%

Control Investments - 8.0%

Control investments - United States

Vology, Inc.	Information Technology	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 12/31/21)	$3,780	$3,780	$3,780	3.5%

Vology, Inc.	Information Technology	Class A Preferred Units (9,041,810 Units)		5,215	4,848	4.5%

Vology, Inc.	Information Technology	Membership Units (5,363,982 Units)		-	-	0.0%
				8,995	8,628	8.0%
Sub Total Control investments - United States				$8,995	$8,628	8.0%
TOTAL INVESTMENTS - 258.5%				$283,197	$280,249	258.5%

(1) All investments valued using unobservable inputs (Level 3), unless otherwise noted.
(2) All investments valued by Capitala Finance Corp.'s (the "Company") board of directors.
(3) All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.
(4) Percentages are based on net assets of $108,409 as of September 30, 2020.
(5) The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.
(6) Non-accrual investment.
(7) 1.0% of interest payable in cash. 9.0% of interest payable in cash or paid-in-kind at borrower's election.
(8) 9.0% of interest payable in cash. 2.0% of interest payable in cash or paid-in-kind at borrower's election.
(9) Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2020, 5.3% of the Company's total assets were non-qualifying assets.
(10) The maturity date of the original investment has been extended.
(11) The cash rate equals the approximate current yield on our last-out portion of the unitranche facility.
(12) The investment has a $1.0 million unfunded commitment.
(13) The investment has a $3.5 million unfunded commitment.
(14) The investment has been exited or sold. The residual value reflects estimated earnout, escrow, or other proceeds expected post-closing.
(15) The investment has a $3.0 million unfunded commitment.
(16) The investment has a $1.3 million unfunded commitment.
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

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2019

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (9.3% Cash, Due 12/14/23) (6)(12)	$6,930	$6,930	$6,822	4.6%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class A Preferred Units (500 Units)		540	204	0.1%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class C Units (500 Units)		1	-	0.0%

				7,471	7,026	4.7%

U.S. Well Services, Inc.	Oil & Gas Services	Class A Common Stock (77,073 shares) (11)(18)		771	146	0.1%

U.S. Well Services, Inc.	Oil & Gas Services	Class B Common Stock (1,125,426 shares) (11)(18)		6,701	2,127	1.4%

				7,472	2,273	1.5%

Xirgo Technologies, LLC	Information Technology	Membership Units (600,000 units)		600	917	0.6%

				600	917	0.6%

Sub Total Non-control/non-affiliated investments - United States				$250,433	$241,046	162.8%

Affiliate Investments - 66.7%

Affiliate investments - United States

Burgaflex Holdings, LLC	Automobile Part Manufacturer	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	$14,421	$14,421	$14,421	9.7%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class B (1,085,073 shares)		362	635	0.4%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class A (1,253,198 shares)		1,504	-	0.0%

				16,287	15,056	10.1%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (9)		-	3,326	2.2%

				-	3,326	2.2%

Eastport Holdings, LLC	Business Services	Second Lien Debt (14.9% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 12/29/21) (16)	16,500	16,155	16,500	11.2%

Eastport Holdings, LLC	Business Services	Membership Units (22.9% ownership)		3,263	17,822	12.0%

				19,418	34,322	23.2%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend) (10)		3,476	3,761	2.6%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)		2	501	0.3%

				3,478	4,262	2.9%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2019

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Principal Amount	Cost	Fair Value	% of Net Assets
LJS Partners, LLC	QSR Franchisor	Preferred Units (92,924 units)		$293	$372	0.3%

LJS Partners, LLC	QSR Franchisor	Common Membership Units (2,593,234 units)		1,224	1,509	1.0%

				1,517	1,881	1.3%

MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12.0% Cash, Due 1/31/21) (16)	$2,600	2,600	2,600	1.8%

MMI Holdings, LLC	Medical Device Distributor	Second Lien Debt (6.0% Cash, Due 1/31/21) (16)	400	388	400	0.3%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6.0% PIK Dividend) (10)		1,572	1,710	1.1%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)		-	194	0.1%

				4,560	4,904	3.3%

Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (11.0% Cash, Due 6/30/23) (16)	10,100	10,100	10,100	6.8%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend) (10)		1,000	1,000	0.7%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (60,000 shares)		-	464	0.3%

				11,100	11,564	7.8%

Nth Degree Investment Group, LLC	Business Services	Membership Units (6,088,000 Units)		6,088	6,088	4.1%

				6,088	6,088	4.1%

RAM Payment, LLC	Financial Services	First Lien Debt (10.0% Cash, Due 1/4/24) (6)	9,019	9,019	9,019	6.1%

RAM Payment, LLC	Financial Services	Preferred Units (86,000 units, 8.0% PIK Dividend) (10)		928	1,725	1.2%

				9,947	10,744	7.3%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Second Lien Debt (15.0% PIK, Due 9/12/23)	782	748	748	0.5%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)		6,958	5,160	3.5%

				7,706	5,908	4.0%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Second Lien Debt (9)		655	708	0.5%

				655	708	0.5%

Sub Total Affiliate investments - United States				$80,756	$98,763	66.7%

Control Investments - 15.3%

Control investments - United States

Capitala Senior Loan Fund II, LLC	Investment Funds	Second Lien Debt (6.7% Cash (1 month LIBOR + 5.0%), Due 9/3/24) (11)(19)	-	-	-	0.0%

Capitala Senior Loan Fund II, LLC	Investment Funds	Membership Units (80.0% ownership) (11)(20)(21)		$13,600	$13,631	9.2%

				13,600	13,631	9.2%

Vology, Inc.	Information Technology	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 12/31/21)	$3,877	3,877	3,877	2.6%

Vology, Inc.	Information Technology	Class A Preferred Units (9,041,810 Units)		5,215	5,215	3.5%

Vology, Inc.	Information Technology	Membership Units (5,363,982 Units)		-	-	0.0%

				9,092	9,092	6.1%
Sub Total Control investments - United States				$22,692	$22,723	15.3%
TOTAL INVESTMENTS - 244.8%				$353,881	$362,532	244.8%

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

September 30, 2020

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

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through our subsidiary that is licensed by the U.S. Small Business Administration (“SBA”) under the Small Business Investment Act of 1958, as amended, the Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market companies and traditional middle-market companies.

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III, and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III, and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their small business investment company ("SBIC") licenses, continued to hold their existing investments at the time of the IPO and have continued to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share, resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding SBA debentures and relinquished its SBIC license.

The Company has formed, and expects to continue to form, certain consolidated taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for U.S. federal income tax purposes. The Taxable Subsidiaries allow the Company to make equity investments in companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

Reverse Stock Split

On July 30, 2020, the Company’s board of directors (the “Board”) approved a one-for-six reverse stock split of the Company’s common stock. Accordingly, on August 3, 2020, the Company filed Articles of Amendment (the “Articles of Amendment”) to its Articles of Amendment and Restatement with the State Department of Assessments and Taxation of the State of Maryland to effectuate a one-for-six reverse stock split (the “Reverse Stock Split”) of the Company’s shares of common stock, par value $0.01 per share (the “Shares”). The Reverse Stock Split became effective at 5:00 p.m. Eastern Time on August 21, 2020 (the “Effective Time”). At the Effective Time, every six (6) issued and outstanding Shares were converted into one (1) Share. The Articles of Amendment also provided that there was no change in the par value of $0.01 per Share as a result of the Reverse Stock Split.

No fractional shares were issued in connection with the Reverse Stock Split and fractional shares were eliminated by paying cash for the fair value of a fractional portion of Shares. The Reverse Stock Split applied to all of the Company’s outstanding Shares and therefore did not affect any shareholder’s relative ownership percentage.

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

The Company’s financial statements as of September 30, 2020 and December 31, 2019 and for the periods ended September 30, 2020 and 2019 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

In determining fair value, the Board uses various valuation approaches, and engages a third-party valuation firm, which provides an independent valuation of certain investments it reviews. In accordance with U.S. GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

Earnings per share

The Company’s earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of the Company’s common stock outstanding for the period. Basic EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares of the Company’s common stock outstanding during the period of computation. Diluted EPS is computed by dividing net increase (decrease) in net assets resulting from operations, adjusted for the change in net assets resulting from the exercise of the dilutive shares, by the weighted average number of shares of the Company’s common stock assuming all potentially dilutive shares had been issued. Diluted EPS reflects the potential dilution, using the as-if-converted method for convertible debt, which could occur if all potentially dilutive securities were exercised.

Retroactive Adjustments for Reverse Stock Split

The share amount and per share amount of the Company’s common stock in the consolidated financial statements and notes have been retroactively adjusted for the Reverse Stock Split effected on August 21, 2020 for all periods presented. See Note 1 for more information regarding the Reverse Stock Split.

Commitments and Contingencies

As of September 30, 2020, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $4.3 million (Rapid Fire Protection, Inc), $3.5 million (J5 Infrastructure Partners, LLC), $1.0 million (Freedom Electronics, LLC), and $1.0 million (U.S. BioTek Laboratories, LLC). As of December 31, 2019, the Company had outstanding unfunded commitments related to debt and equity investments in existing portfolio companies of  $11.4 million (CSLF II), $4.5 million (Rapid Fire Protection, Inc), $3.5 million (J5 Infrastructure Partners, LLC), $2.6 million (BigMouth, Inc.), $1.0 million (Freedom Electronics, LLC), $1.0 million (U.S. BioTek Laboratories, LLC), and $0.5 million (Jurassic Quest Holdings, LLC).

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

In management’s opinion, no direct losses with respect to litigation contingencies were probable as of September 30, 2020 and December 31, 2019. Management is of the opinion that the ultimate resolution of such claims, if any, will not materially affect the Company’s business, financial position, results of operations, or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to litigation contingencies.

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

In 2017, the Company elected to amend its tax year end from August 31 to December 31 and filed a tax return for the four months ended December 31, 2017. The tax periods ended December 31, 2019, December 31, 2018, December 31, 2017, and August 31, 2017 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three and nine months ended September 30, 2020 and 2019. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

For U.S. federal income tax purposes, as of September 30, 2020, the aggregate net unrealized depreciation for all securities was $(19.6) million. As of September 30, 2020, gross unrealized appreciation was $5.9 million and gross unrealized depreciation was $(25.5) million. The aggregate cost of securities for U.S. federal income tax purposes was $299.8 million as of September 30, 2020. For U.S. federal income tax purposes, as of December 31, 2019, the aggregate net unrealized depreciation for all securities was $(9.2) million. As of December 31, 2019, gross unrealized appreciation was $7.7 million and gross unrealized depreciation was $(16.9) million. The aggregate cost of securities for U.S. federal income tax purposes was $371.7 million as of December 31, 2019.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of September 30, 2020 and December 31, 2019, the Company recorded a net deferred tax asset of $0.0. For the three and nine months ended September 30, 2020, the Company recorded a tax provision of $0.0. For the three and nine months ended September 30, 2019, the Company recorded a tax provision of $0.0 and $(0.6) million, respectively. As of September 30, 2020 and December 31, 2019, the valuation allowance on the Company’s deferred tax asset was $5.0 million and $3.2 million, respectively. During the three and nine months ended September 30, 2020, the Company recognized an increase in the valuation allowance of $1.0 million and $1.8 million, respectively. During the three and nine months ended September 30, 2019, the Company recognized an increase in the valuation allowance of $0.7 million and $2.7 million, respectively.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of September 30, 2020 and December 31, 2019, there were no uncertain tax positions.

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

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 and made significant prospective and retroactive changes to the U.S. federal income tax laws (and certain corresponding state and local conformity measures) including: 1) 5-year net operating loss (“NOL”) carrybacks with no taxable income limitation, 2) relaxation of the limitations on interest expense deductions, 3) qualified improvement property eligible for bonus depreciation, 4) acceleration of alternative minimum tax credits and related quick tax refunds, and 5) indirect tax measures, including workplace tax credits and deferral of social security payroll tax. Management has considered the impact of the CARES Act on the Company, its Taxable Subsidiaries, and the underlying portfolio companies, and the Company has reflected these potential impacts in the consolidated financial statements, related tax disclosures, and the value of the investments.

Distributions

Distributions to the Company’s common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board. Net capital gains, if any, are generally distributed at least annually, although we may decide to retain such capital gains for reinvestment.

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

The Company’s operating results and portfolio companies may be negatively impacted by the recent outbreak of COVID-19. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, a national emergency was declared in the U.S. The ongoing spread of COVID-19 has had, and will continue to have, a material adverse impact on the U.S. and global economy as commercial activity and public perception have been negatively impacted by the outbreak. The ultimate extent to which the COVID-19 pandemic will impact the Company’s financial condition and results of operations will depend on future developments affecting not only the Company, but also the entire U.S. and global economy, which are inherently uncertain, including, among others, new information that may emerge concerning the severity and rate of spread of the disease.

We will continue to monitor the rapidly evolving situation surrounding the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. For example, recurring COVID-19 outbreaks have led to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues) in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impact of the COVID-19 pandemic on our financial condition, results of operations or cash flows in the future.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three and nine months ended September 30, 2020.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The FASB issued the amendments to reduce the number of accounting models used for convertible debt instruments and convertible preferred stock, simplify the derivative scope exception for contracts in an entity’s own equity, and to improve guidance related to earnings per share disclosures. The standard is effective for fiscal years ending after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. Management is currently evaluating the impact of adoption of ASU 2020-06.

Note 4. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market companies and traditional middle-market companies. As of September 30, 2020, our portfolio consisted of investments in 36 portfolio companies with a fair value of approximately $280.2 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of September 30, 2020, 14.1% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2019, 18.1% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the three months ended September 30, 2020, the Company made approximately $0.3 million of investments and had approximately $10.3 million in repayments and sales, resulting in net repayments and sales of approximately $10.0 million for the period. During the three months ended September 30, 2019, the Company made approximately $13.9 million of investments and had approximately $33.2 million in repayments and sales, resulting in net repayments and sales of approximately $19.3 million for the period.

During the nine months ended September 30, 2020, the Company made approximately $21.1 million of investments and had approximately $69.2 million in repayments and sales, resulting in net repayments and sales of approximately $48.1 million for the period. During the nine months ended September 30, 2019, the Company made approximately $48.8 million of investments and had approximately $91.3 million in repayments and sales, resulting in net repayments and sales of approximately $42.5 million for the period.

During the three and nine months ended September 30, 2020, the Company funded $0.0 and $4.5 million, respectively, of previously committed capital to existing portfolio companies. During the three and nine months ended September 30, 2020, the Company funded $0.3 million and $16.6 million, respectively, of investments in portfolio companies for which it was not previously committed to fund. During the three and nine months ended September 30, 2019, the Company funded $1.5 million and $6.4 million, respectively, of previously committed capital to existing portfolio companies. During the three and nine months ended September 30, 2019, the Company funded $12.4 million and $42.4 million, respectively, of investments in portfolio companies for which it was not previously committed to fund. During the three and nine months ended September 30, 2020 and 2019, the Company did not lead any syndicates.

As of September 30, 2020, the Company’s Board approved the fair value of the Company’s investment portfolio of approximately $280.2 million in good faith in accordance with the Company’s valuation procedures. The Company’s Board approved the fair value of the Company’s investment portfolio as of September 30, 2020 with input from a third-party valuation firm and the Investment Advisor based on information known or knowable as of the valuation date, including trailing and forward looking data. The COVID-19 pandemic is an unprecedented circumstance that materially impacts the fair value of the Company’s investments. As a result, the fair value of the Company’s portfolio investments may be further negatively impacted after September 30, 2020 by circumstances and events that are not yet known.

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

The composition of our investments as of September 30, 2020, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$192,491	68.0%	$186,981	66.7%
Second Lien Debt	37,231	13.1	37,487	13.4
Equity and Warrants	53,475	18.9	55,781	19.9
Total	$283,197	100.0%	$280,249	100.0%

The composition of our investments as of December 31, 2019, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$235,646	66.6%	$231,203	63.8%
Second Lien Debt	54,079	15.3	53,857	14.8
Equity and Warrants	50,556	14.3	63,841	17.6
Capitala Senior Loan Fund II, LLC	13,600	3.8	13,631	3.8
Total	$353,881	100.0%	$362,532	100.0%

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

The following table presents the fair value measurements of investments, by major class, as of September 30, 2020, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$186,981	$186,981
Second Lien Debt	—	—	37,487	37,487
Equity and Warrants	325	—	55,456	55,781
Total	$325	$—	$279,924	$280,249

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2020 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Equity and Warrants	Total
Balance as of January 1, 2020	$231,203	$53,857	$61,568	$346,628
Reclassifications	(7,427)	—	7,427	—
Repayments/sales	(41,292)	(12,384)	(2,365)	(56,041)
Purchases	19,480	—	1,590	21,070
Payment-in-kind interest and dividends accrued	1,224	190	130	1,544
Accretion of original issue discount	243	277	—	520
Net realized gain (loss) on investments	(15,382)	(4,933)	2,365	(17,950)
Net unrealized appreciation (depreciation) on investments	(1,068)	480	(15,259)	(15,847)
Balance as of September 30, 2020	$186,981	$37,487	$55,456	$279,924

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2019 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Equity and Warrants	Total (1)
Balance as of January 1, 2019	$237,570	$105,608	$92,054	$435,232
Reclassifications	(2,773)	—	2,773	—
Repayments/sales	(52,197)	(27,843)	(11,280)	(91,320)
Purchases	42,787	4,511	1,487	48,785
Payment-in-kind interest and dividends accrued	736	843	687	2,266
Accretion of original issue discount	148	636	—	784
Net realized gain (loss) on investments	(10,578)	(21,018)	10,684	(20,912)
Net unrealized appreciation (depreciation) on investments	4,356	(3,028)	(11,242)	(9,914)
Transfers out of Level 3 (2)	—	—	(9,861)	(9,861)
Balance as of September 30, 2019	$220,049	$59,709	$75,302	$355,060

(1)	Excludes the Company’s $13.7 million investment in CSLF II, measured at NAV.

(2)	The Company’s investment in U.S. Well Services, Inc. is traded on the NASDAQ Capital Market under the ticker “USWS”. Because the Company’s investment is now traded in an active market, the Company has reclassified its investment in U.S. Well Services, Inc. from Level 3 to Level 1 of the fair value hierarchy. Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. The unrealized depreciation on the Company’s investment in U.S. Well Services, Inc. for the nine months ended September 30, 2019 was $(7.2) million.

The net change in unrealized depreciation on investments held was $(20.1) million and $(19.5) million for the nine months ended September 30, 2020 and 2019, respectively, and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of September 30, 2020 were as follows:

	Fair Value (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
First lien debt	$161.4	Income	Required Rate of Return	7.9% – 19.5% (11.9%)
			Leverage Ratio	1.1x – 5.1x (2.7x)
			Adjusted EBITDA	($0.9) million – $134.4 million ($11.1 million)

First lien debt	$25.6	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple	6.3x – 6.3x (6.3x)
			Adjusted EBITDA	$1.1 million – $1.1 million ($1.1 million)
			Revenue Multiple	1.3x – 4.0x (2.3x)
			Revenue	$8.9 million – $16.1 million ($11.7 million)

Second lien debt	$35.9	Income	Required Rate of Return	11.8% – 13.5% (12.6%)
			Leverage Ratio	4.1x – 4.3x (4.2x)
			Adjusted EBITDA	$13.9 million – $21.2 million ($17.3 million)

Second lien debt	$1.6	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple Adjusted EBITDA	6.0x – 6.0x (6.0x) $1.8 million – $1.8 million ($1.8 million)

Equity and warrants	$55.5	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple	5.0x – 10.0x (6.8x)
			Adjusted EBITDA	$1.1 million – $22.0 million ($9.4 million)
			Revenue Multiple	0.2x – 3.8x (0.8x)
			Revenue	$11.6 million – $1,427.3 million ($300.4 million)

(1)	$11.9 million in first lien debt, $1.2 million in second lien debt, and $4.4 million in equity and warrants were valued using the asset approach.

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

On September 3, 2019, CSLF II entered into a senior secured revolving credit facility (the “CSLF II Credit Facility”) with KeyBank Specialty Finance Lending, an affiliate of KeyCorp. The CSLF II Credit Facility provided for borrowings up to $60.0 million, subject to certain borrowing base restrictions. Borrowings under the CSLF II Credit Facility bore interest at a rate of 1-month LIBOR + 2.25%. During the nine months ended September 30, 2020, CSLF II incurred unused fees of .35% when utilization of the CSLF II Credit Facility exceeded 50% and .65% when utilization of the CSLF II Credit Facility was less than 50%. On June 5, 2020, CSLF II terminated the CSLF II Credit Facility and repaid all amounts outstanding.

As of December 31, 2019, $12.7 million was outstanding under the CSLF II Credit Facility. For the three and nine months ended September 30, 2020, CSLF II incurred interest and financing expenses of $0.0 and $1.1 million, respectively. For the three and nine months ended September 30, 2019, CSLF II incurred interest and financing expenses of $9.0 thousand.

On September 3, 2019, the Company and Trinity committed to provide $25.0 million of subordinated debt (the “Subordinated Notes”) to CSLF II, with the Company providing $5.0 million and Trinity providing $20.0 million. The Subordinated Notes were scheduled to mature on September 3, 2024, however, the Subordinated Notes were terminated on June 12, 2020.

As of December 31, 2019, $0.0 was outstanding on the Subordinated Notes. As of December 31, 2019, the Company and Trinity had $5.0 million and $20.0 million of unfunded commitments related to the Subordinated Notes, respectively. For the three and nine months ended September 30, 2020 and 2019, CSLF II did not incur any interest and financing expenses related to the Subordinated Notes.

Below is a summary of CSLF II’s portfolio as of December 31, 2019 (dollars in thousands):

December 31, 2019
First lien loans (1)	$28,396
Weighted average current interest rate on first lien loans	6.4%
Number of portfolio companies	5
Largest portfolio company investment (1)	$7,443
Total of five largest portfolio company investments (1)	$28,396

(1)	Based on principal amount outstanding at period end.

Below is CSLF II’s schedule of investments as of December 31, 2019 (dollars in thousands):

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost	Fair Value
Investments at Fair Value
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.0% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	$5,445	$5,445	$5,445
Installs, LLC	Logistics	First Lien Debt (5.8% Cash (1 month LIBOR + 4.0%, 1.8% Floor), Due 6/20/23)	7,443	7,443	7,443
RAM Payment, LLC	Financial Services	First Lien Debt (6.7% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	6,653	6,653	6,653
Rapid Fire Protection, Inc.(1)	Security System Services	First Lien Debt (5.5% Cash (1 month LIBOR + 3.8%, 1.8% Floor), Due 11/22/24)	4,400	4,400	4,400
U.S. BioTek Laboratories, LLC	Testing Laboratories	First Lien Debt (7.0% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	4,455	4,455	4,455
TOTAL INVESTMENTS			$28,396	$28,396	$28,396

(1)	The investment had a $3.0 million unfunded commitment.

Below are the statements of assets and liabilities for CSLF II (dollars in thousands):

	As of
	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments at fair value (amortized cost of $0 and $28,396, respectively)	$—	$28,396
Cash and cash equivalents	—	704
Interest receivable	—	151
Other assets	—	7
Total assets	$—	$29,258
LIABILITIES
Credit facility (net of deferred financing costs of $0 and $621, respectively)	$—	$12,079
Interest and financing fees payable	—	113
Accounts payable	—	27
Total liabilities	$—	$12,219
NET ASSETS
Members’ capital	$—	$17,039
Total net assets	$—	$17,039

Below are the unaudited statements of operations for CSLF II (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
INVESTMENT INCOME
Interest income	$—	$313	$650	$945
Fee income	—	—	5	70
Total investment income	$—	$313	$655	$1,015
EXPENSES
Interest and financing expenses	$—	$9	$1,135	$9
General and administrative expenses	—	35	164	152
Total expenses	$—	$44	$1,299	$161
NET INVESTMENT INCOME (LOSS)	$—	$269	$(644)	$854
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$—	$269	$(644)	$854

Note 5. Transactions With Affiliated Companies

During the nine months ended September 30, 2020, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2019 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	September 30, 2020 Fair Value
Affiliate investments
Burgaflex Holdings, LLC	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	$13,992	$1,285	$14,421	$321	$(750)	$-	$-	$13,992

Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)		-	635	-	-	-	(635)	-

Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)		-	-	-	-	-	-	-
			1,285	15,056	321	(750)	-	(635)	13,992

City Gear, LLC	Membership Unit Warrants		-	3,326	-	(1,341)	1,341	(1,315)	2,011
			-	3,326	-	(1,341)	1,341	(1,315)	2,011

Eastport Holdings, LLC	Second Lien Debt (13.5% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 12/29/21)	16,500	1,886	16,500	130	-	-	(130)	16,500

Eastport Holdings, LLC	Membership Units (22.9% ownership)		-	17,822	-	-	-	(3,819)	14,003
			1,886	34,322	130	-	-	(3,949)	30,503

GA Communications, Inc.	Series A-1 Preferred Stock (1,998 shares)		-	3,761	-	-	-	224	3,985

GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)		-	501	-	-	-	(494)	7
			-	4,262	-	-	-	(270)	3,992

LJS Partners, LLC	Preferred Units (182,288 units)		-	372	145	-	-	212	729

LJS Partners, LLC	Common Membership Units (2,593,234 units)		-	1,509	-	-	-	1,389	2,898
			-	1,881	145	-	-	1,601	3,627

MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 1/31/21)	2,600	237	2,600	-	-	-	-	2,600

MMI Holdings, LLC	Second Lien Debt (6.0% Cash, Due 1/31/21)	400	18	400	-	-	-	-	400

MMI Holdings, LLC (5)	Preferred Units (1,000 units, 6.0% PIK Dividend)		-	1,710	78	-	-	-	1,788

MMI Holdings, LLC	Common Membership Units (45 units)		-	194	-	-	-	11	205
			255	4,904	78	-	-	11	4,993

Navis Holdings, Inc.	First Lien Debt (9.0% Cash, 2.0% PIK, Due 6/30/23)	11,738	819	10,100	1,816	(179)	-	(446)	11,291

Navis Holdings, Inc.	Class A Preferred Stock (1,000 shares)		25	1,000	-	-	-	(38)	962

Navis Holdings, Inc.	Common Stock (60,000 shares)		-	464	-	-	-	(464)	-
			844	11,564	1,816	(179)	-	(948)	12,253

Nth Degree Investment Group, LLC	Membership Units (6,088,000 Units)		-	6,088	-	-	-	(6,088)	-
			-	6,088	-	-	-	(6,088)	-

RAM Payment, LLC	First Lien Debt (6.5% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	2,738	66	-	3,070	(332)	-	-	2,738

RAM Payment, LLC	First Lien Debt (9.8% Cash, Due 1/4/24)	7,423	643	9,019	-	(1,596)	-	-	7,423

RAM Payment, LLC (5)	Preferred Units (86,000 units, 8.0% PIK Dividend)		-	1,725	52	-	-	879	2,656
			709	10,744	3,122	(1,928)	-	879	12,817

Sierra Hamilton Holdings Corporation	Second Lien Debt (15.0% PIK, Due 9/12/23)	491	78	748	114	(384)	-	(1)	477

Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)		-	5,160	-	-	-	(4,172)	988
			78	5,908	114	(384)	-	(4,173)	1,465

V12 Holdings, Inc.	Second Lien Debt	-	-	708	-	-	-	-	708
			-	708	-	-	-	-	708

Total Affiliate investments			$5,057	$98,763	$5,726	$(4,582)	$1,341	$(14,887)	$86,361

Control investments
Capitala Senior Loan Fund II, LLC	Second Lien Debt (7.0% Cash (1 month LIBOR + 6.0%), Due 9/3/24)	$-	$-	$-	$-	$-	$-	$-	$-

Capitala Senior Loan Fund II, LLC	Membership Units (80.0% ownership)		-	13,631	-	(13,116)	(484)	(31)	-
			-	13,631	-	(13,116)	(484)	(31)	-

Vology, Inc.	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 12/31/21)	3,780	309	3,877	-	(97)	-	-	3,780

Vology, Inc.	Class A Preferred Units (9,041,810 Units)		-	5,215	-	-	-	(367)	4,848

Vology, Inc.	Membership Units (5,363,982 Units)		-	-	-	-	-	-	-
			309	9,092	-	(97)	-	(367)	8,628

Total Control investments			$309	$22,723	$-	$(13,213)	$(484)	$(398)	$8,628

(1)	Represents the total amount of interest, original issue discount, fees and dividends credited to income for the portion of the year an investment was included in Affiliate or Control categories, respectively.
(2)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments, accrued PIK and accretion of original issue discount. Gross additions also include transfers into Affiliate or Control classification.
(3)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments and sales. Gross reductions also include transfers out of Affiliate or Control classification.
(4)	All debt investments are income producing. Equity and warrant investments are non-income producing, unless otherwise noted.
(5)	The equity investment is income producing, based on rate disclosed.

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

Note 6. Agreements

On September 24, 2013, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with our Investment Advisor, which was initially approved by the Board on June 10, 2013. Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect if approved annually by the Board or by a majority of our outstanding voting securities, including, in either case, by a majority of our directors who are not "interested persons" as such term is defined in Section 2(a)(19) of the 1940 Act ("Independent Directors"). The Investment Advisory Agreement was most recently re-approved by the Board, including a majority of our Independent Directors, at a meeting on July 30, 2020. Subject to the overall supervision of the Board, the Investment Advisor manages our day-to-day operations and provides investment advisory and management services to us. Under the terms of the Investment Advisory Agreement, the Investment Advisor:

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

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Advisor that would, when taken together with all other incentive fees paid to the Investment Advisor during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. As of September 30, 2020 and December 31, 2019, the Company had incentive fees payable to the Investment Advisor of $3.7 million related to fees earned in prior years but deferred under the incentive fee deferral mechanism.

For the three months ended September 30, 2020 and 2019, the Company incurred $1.6 million and $1.9 million in base management fees, respectively. The Company incurred $0.0 in incentive fees related to pre-incentive fee net investment income for the three months ended September 30, 2020 and 2019. For the three months ended September 30, 2020 and 2019, our Investment Advisor waived $0.0 in incentive fees.

For the nine months ended September 30, 2020 and 2019, the Company incurred $5.0 million and $6.1 million in base management fees, respectively. The Company incurred $0.0 and $1.5 million in incentive fees related to pre-incentive fee net investment income for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, our Investment Advisor waived $0.0 and $0.3 million, respectively, in incentive fees.

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

For the three and nine months ended September 30, 2020, the Company paid the Administrator $0.4 million and $1.1 million, respectively, for the Company’s allocable portion of the Administrator’s overhead. For the three and nine months ended September 30, 2019, the Company paid the Administrator $0.4 million and $1.1 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

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

Note 7. Related Party Transactions

At September 30, 2020 and December 31, 2019, the Company had $3.6 million and $3.7 million, respectively, of management and incentive fees payable to the Investment Advisor. These amounts are reflected in the accompanying consolidated statements of assets and liabilities under the caption “Management and incentive fees payable.”

On June 1, 2020, the Company purchased approximately 50% of the outstanding loans in CSLF II at par as part of the wind-down of the joint venture. The Company paid $8.3 million for the loans and assumed a $3.0 million unfunded commitment related to Rapid Fire Protection, Inc.’s revolving credit facility. On June 12, 2020, the Company wound down CSLF II. See Note 4 for details.

Note 8. Borrowings

SBA Debentures

The Company, through its wholly owned subsidiary Fund III, uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of September 30, 2020 and December 31, 2019, the Company had $91.0 million and $150.0 million of SBA-guaranteed debentures outstanding, respectively. The Company has issued all SBA-guaranteed debentures that were permitted under each of the Legacy Funds’ respective SBIC licenses (as applicable), and there are no unused SBA debenture commitments remaining. On March 1, 2019, Fund II repaid its outstanding SBA debentures and relinquished its SBIC license. SBA-guaranteed debentures are secured by a lien on all assets of Fund III and were secured by a lien on all assets of Fund II prior to March 1, 2019. As of September 30, 2020, Fund III had total assets of $181.4 million. As of December 31, 2019, Fund III had total assets of $266.3 million. On June 10, 2014, the Company received an exemptive order from the SEC exempting the Company, Fund II, and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. The Company intends to comply with the conditions of the order.

The following table summarizes the interest expense and annual charges, deferred financing costs, average outstanding balance, and average stated interest and annual charge rate on the SBA-guaranteed debentures for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest expense and annual charges	$1,146	$1,345	$3,808	$4,109
Deferred financing costs	187	135	436	559
Total interest and financing expenses	$1,333	$1,480	$4,244	$4,668
Average outstanding balance	$130,761	$150,000	$143,540	$153,393
Average stated interest and annual charge rate	3.45%	3.56%	3.52%	3.58%

As of September 30, 2020 and December 31, 2019, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):

Fixed Maturity Date	Interest Rate	SBA Annual Charge	September 30, 2020	December 31, 2019
September 1, 2020	3.215%	0.285%	$—	$19,000
March 1, 2021	4.084%	0.285%	6,000	46,000
March 1, 2022	2.766%	0.285%	10,000	10,000
March 1, 2022	2.766%	0.515%	50,000	50,000
March 1, 2023	2.351%	0.515%	25,000	25,000
			$91,000	$150,000

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Notes for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest expense	$1,106	$1,125	$3,356	$3,375
Deferred financing costs	144	136	427	402
Total interest and financing expenses	$1,250	$1,261	$3,783	$3,777
Average outstanding balance	$74,193	$75,000	$74,729	$75,000
Average stated interest rate	6.0%	6.0%	6.0%	6.0%

2022 Convertible Notes

On May 26, 2017, the Company issued $50.0 million in aggregate principal amount of 5.75% fixed-rate convertible notes due May 31, 2022 (the “2022 Convertible Notes”). On June 26, 2017, the Company issued an additional $2.1 million in aggregate principal amount of the 2022 Convertible Notes pursuant to a partial exercise of the underwriters’ overallotment option.

The 2022 Convertible Notes are convertible, at the holder’s option, into shares of the Company’s common stock at any time on or prior to the close of business on the business day immediately preceding the maturity date. The conversion rate for the 2022 Convertible Notes was initially 1.5913 shares per $25.00 principal amount of 2022 Convertible Notes (equivalent to an initial conversion price of approximately $15.71 per share of common stock). The initial conversion premium is approximately 14.0%. As a result of the Reverse Stock Split, the conversion rate for the 2022 Convertible Notes is 0.2652 shares per $25.00 principal amount of 2022 Convertible Notes (equivalent to a conversion price of approximately $94.26) effective August 21, 2020. Upon conversion, the Company will deliver shares of its common stock (and cash in lieu of fractional shares). The conversion rate is subject to adjustment if certain events occur as outlined in the supplemental indenture relating to the 2022 Convertible Notes. The Company has determined that the embedded conversion option in the 2022 Convertible Notes is not required to be separately accounted for as a derivative under U.S. GAAP.

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Convertible Notes for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest expense	$749	$749	$2,247	$2,247
Deferred financing costs	91	86	270	255
Total interest and financing expenses	$840	$835	$2,517	$2,502
Average outstanding balance	$52,088	$52,088	$52,088	$52,088
Average stated interest rate	5.75%	5.75%	5.75%	5.75%

Bond Repurchase Program

On July 30, 2020, the Board approved a bond repurchase program which authorizes the Company to repurchase up to an aggregate of $10.0 million worth of the Company's outstanding 2022 Notes and/or 2022 Convertible Notes (the "Bond Repurchase Program"). The Bond Repurchase Program will terminate upon the earlier of (i) July 30, 2021 or (ii) the repurchase of an aggregate of $10.0 million worth of 2022 Notes and/or 2022 Convertible Notes. During the three and nine months ended September 30, 2020, the Company purchased approximately $2.2 million of outstanding principal of the 2022 Notes under the Bond Repurchase Program, resulting in a realized gain of $0.2 million. During the three and nine months ended September 30, 2020, the Company did not purchase any of the 2022 Convertible Notes.

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

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the Credit Facility for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest expense	$—	$52	$—	$575
Deferred financing costs	—	126	1,379	363
Unused commitment fees	—	356	211	866
Total interest and financing expenses	$—	$534	$1,590	$1,804
Average outstanding balance	$—	$3,804	$—	$13,864
Average stated interest rate	—%	5.35%	—%	5.46%

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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2020, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
SBA debentures	$91,000	$92,403	$—	$—	$92,403
2022 Notes	72,833	66,424	66,424	—	—
2022 Convertible Notes	52,088	47,295	47,295	—	—
Total	$215,921	$206,122	$113,719	$—	$92,403

(1)	Carrying value equals the gross principal outstanding at period end.

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

Note 9. Directors’ Fees

Our Independent Directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three and nine months ended September 30, 2020, the Company recognized directors’ fees expense of $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2019, the Company recognized directors’ fees expense of $0.1 million and $0.3 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act. Effective April 1, 2020, the Company’s Independent Directors have agreed to waive 20% of the fees due to them for the remainder of the fiscal year ending December 31, 2020 due to the impact of the COVID-19 pandemic.

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Other potentially dilutive shares of the Company’s common stock, and the related impact to earnings, are considered when calculating diluted earnings per share. For the three and nine months ended September 30, 2020 and 2019, 0.6 million in convertible shares related to the 2022 Convertible Notes were considered anti-dilutive.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands, except share and per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net increase (decrease) in net assets resulting from operations	$3,355	$1,717	$(35,985)	$(27,578)
Weighted average common stock outstanding – basic and diluted(1)	2,711,068	2,688,894	2,708,532	2,682,985
Net increase (decrease) in net assets per share resulting from operations – basic and diluted(1)	$1.24	$0.64	$(13.29)	$(10.28)

(1)	Basic and diluted shares of the Company’s common stock have been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

Note 11. Distributions

The Company’s distributions are recorded on the record date. Stockholders have the option to receive payment of the distribution in cash, shares of the Company’s common stock, or a combination of cash and common stock.

On April 30, 2020, the Company’s Board determined not to declare a distribution for the second quarter of 2020 due to the impact of the COVID-19 pandemic on the Company’s expected net investment income. On July 30, 2020, the Company’s Board determined not to declare a distribution for the third quarter of 2020 due to the impact of the COVID-19 pandemic on the Company’s expected net investment income. On October 29, 2020, the Company’s Board determined not to declare a distribution for the fourth quarter of 2020 due to the impact of the COVID-19 pandemic on the Company’s expected net investment income.

Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the nine months ended September 30, 2020, we estimate that total distributions of $4.1 million were comprised of approximately $0.5 million from ordinary income and $3.6 million from return of capital. There were no distributions for the three months ended September 30, 2020. Distributions may be subject to reclassification based on future dividends and operating results and will not be determined until the end of the year.

The following table summarizes the Company’s distribution declarations for the nine months ended September 30, 2020 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share(1)	Cash Distribution	DRIP Shares Issued(1)	DRIP Share Value
January 2, 2020	January 24, 2020	January 30, 2020	$0.50	$1,231	2,432	$119
January 2, 2020	February 20, 2020	February 27, 2020	0.50	1,229	2,760	122
January 2, 2020	March 23, 2020	March 30, 2020	0.50	1,259	5,261	93
Total Distributions Declared and Distributed			$1.50	$3,719	10,453	$334

(1)	Shares and amount per share have been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

The following table summarizes the Company’s distribution declarations for the nine months ended September 30, 2019 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share(1)	Cash Distribution	DRIP Shares Issued(1)	DRIP Share Value
January 2, 2019	January 24, 2019	January 30, 2019	$0.50	$1,256	1,712	$81
January 2, 2019	February 20, 2019	February 27, 2019	0.50	1,253	1,762	85
January 2, 2019	March 21, 2019	March 28, 2019	0.50	1,250	1,959	89
April 1, 2019	April 22, 2019	April 29, 2019	0.50	1,246	1,913	94
April 1, 2019	May 23, 2019	May 30, 2019	0.50	1,243	1,930	97
April 1, 2019	June 20, 2019	June 27, 2019	0.50	1,238	1,958	104
July 1, 2019	July 23, 2019	July 30, 2019	0.50	1,237	1,953	106
July 1, 2019	August 22, 2019	August 29, 2019	0.50	1,231	2,680	113
July 1, 2019	September 20, 2019	September 27, 2019	0.50	1,231	2,388	114
Total Distributions Declared and Distributed			$4.50	$11,185	18,255	$883

(1)	Shares and amount per share have been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2020 and 2019 (dollars in thousands, except share and per share data):

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Per share data(1):
Net asset value at beginning of period	$54.84	$71.26
Net investment income(2)	0.04	4.15
Net realized loss on investments(2)	(9.10)	(7.80)
Net unrealized depreciation on investments(2)	(4.28)	(6.40)
Tax provision(2)	—	(0.23)
Net realized gain on extinguishment of debt(2)	0.06	—
Distributions – return of capital(3)	(1.34)	—
Distributions – net investment income(3)	(0.16)	(4.50)
Other(4)	(0.07)	(0.09)
Net asset value at end of period	$39.99	$56.39
Net assets at end of period	$108,409	$151,881
Shares outstanding at end of period	2,711,068	2,693,513
Per share market value at end of period	$9.41	$49.74
Total return based on market value(5)	(81.13)%	26.83%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(6)	0.14%	8.96%
Ratio of incentive fees, net of incentive fee waiver, to average net assets(7)(8)	—%	0.71%
Ratio of interest and financing expenses to average net assets(9)	13.99%	9.98%
Ratio of tax provision to average net assets(9)	—%	0.49%
Ratio of other operating expenses to average net assets(9)	9.81%	7.28%
Ratio of total expenses including tax benefit, to average net assets(6)(7)	23.80%	18.46%
Portfolio turnover rate(10)	6.74%	11.71%
Average debt outstanding(11)	$270,357	$294,345
Average debt outstanding per common share	$99.72	$109.26
Asset coverage ratio per unit(12)	$1,868	$2,195

(1)	Shares and per share data has been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

(2)	Based on daily weighted average balance of shares of the Company’s common stock outstanding during the period.

(3)	Distributions may be subject to reclassification based on future dividends and operating results and will not be determined until the end of the year.

(4)	Includes the impact of different share amounts used in calculating per share data based on weighted average shares of the Company’s common stock outstanding during the period and certain per share data based on shares of the Company’s common stock outstanding as of a period end or transaction date. Also includes the impact of shares of the Company’s common stock issued under the Company’s DRIP.

(5)	Total investment return is calculated assuming a purchase of shares of the Company’s common stock at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.

(6)	Ratio is annualized. Incentive fees, included within the ratio are not annualized.

(7)	The ratio of waived incentive fees to average net assets was 0.00% and 0.17%, respectively, for the nine months ended September 30, 2020 and 2019.

(8)	Ratio is not annualized.

(9)	Ratio is annualized.

(10)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value. Portfolio turnover rates that cover less than a full period are not annualized.

(11)	Based on the daily weighted average balance of debt outstanding during the period.

(12)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of September 30, 2020 and 2019 pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of September 30, 2020.

Credit Facility

On October 30, 2020, Capitala Business Lending, LLC (the "Borrower"), a direct, wholly owned, consolidated subsidiary of the Company, entered into a senior secured revolving credit agreement (the "KeyBank Credit Facility"), with the Investment Adviser, as collateral manager, the lenders from time to time parties thereto (each a "Lender"), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to the Borrower in an aggregate principal amount of up to $25.0 million as of October 30, 2020. The Borrower may, on any business day prior to October 28, 2022, request an increase in the aggregate principal amount from $25.0 million to $100.0 million in accordance with the terms and in the manner described in the KeyBank Credit Facility. The period during which the Lenders may make loans to the Borrower under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through October 28, 2022, unless there is an earlier termination or event of default. The KeyBank Credit Facility matures on October 28, 2023, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at 1-month LIBOR plus 3.5%.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally must invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities, and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150%, if certain requirements are met, after such borrowing, with certain limited exceptions. The Small Business Credit Availability Act (the "SBCA") allows BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of total assets), if certain requirements are met. On November 1, 2018, our board of directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage and as a result, our asset coverage requirements for senior securities was changed from 200% to 150%, effective November 1, 2019. As of September 30, 2020, our asset coverage ratio was 186.8%. To maintain our regulated investment company (“RIC”) status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III, and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III, and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their small business investment company (“SBIC”) licenses and continued to hold their existing investments at the time of IPO and have continued to make new investments after the IPO. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding SBA debentures and relinquished its SBIC license.

At the time of the Formation Transactions, our portfolio consisted of: (1) approximately $326.3 million in investments; (2) an aggregate of approximately $67.1 million in cash, interest receivable and other assets; and (3) liabilities of approximately $202.2 million of U.S. Small Business Administration (“SBA”) guaranteed debt payable. Fund III, our subsidiary, is licensed under the Small Business Investment Act of 1958, as amended, and has elected to be regulated as a BDC under the 1940 Act. Fund II, our subsidiary, was licensed under the SBIC Act until March 1, 2019 and has elected to be regulated as a BDC under the 1940 Act.

The Company has formed and expects to continue to form certain consolidated taxable subsidiaries (the ‘‘Taxable Subsidiaries’’), which are taxed as corporations for U.S. federal income tax purposes. The Taxable Subsidiaries allow the Company to make equity investments in companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

Reverse Stock Split

On July 30, 2020, the Company’s board of directors (the “Board”) approved a one-for-six reverse stock split of the Company’s common stock. Accordingly, on August 3, 2020, the Company filed Articles of Amendment (the “Articles of Amendment”) to its Articles of Amendment and Restatement with the State Department of Assessments and Taxation of the State of Maryland to effectuate a one-for-six reverse stock split (the “Reverse Stock Split”) of the Company’s shares of common stock, par value $0.01 per share (the “Shares”). The Reverse Stock Split became effective at 5:00 p.m. Eastern Time on August 21, 2020 (the “Effective Time”). At the Effective Time, every six (6) issued and outstanding Shares was converted into one (1) Share. The Articles of Amendment also provided that there was no change in the par value of $0.01 per Share as a result of the Reverse Stock Split.

No fractional shares were issued in connection with the Reverse Stock Split and fractional shares were eliminated by paying cash for the fair value of a fractional portion of Shares. The Reverse Stock Split applied to all of the Company’s outstanding Shares and therefore did not affect any shareholder’s relative ownership percentage.

Retroactive Adjustments for Reverse Stock Split

The share amount and per share amount of our common stock in the consolidated financial statements and notes have been retroactively adjusted for the Reverse Stock Split effected on August 21, 2020 for all periods presented. See Note 1 for more information regarding the Reverse Stock Split.

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

The Company’s financial statements as of September 30, 2020 and December 31, 2019 and for the periods ended September 30, 2020 and 2019 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Expenses

Our primary operating expenses include the payment of investment advisory fees to our Investment Advisor, our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under an administration agreement between us and the Administrator (the “Administration Agreement”) and other operating expenses as detailed below. Our investment advisory fee will compensate our Investment Advisor for its work in identifying, evaluating, negotiating, closing, monitoring, and servicing our investments. We will bear all other expenses of our operations and transactions, including (without limitation):

●	the cost of our organization;

●	the cost of calculating our net asset value, including the cost of any third-party valuation services;

●	the cost of effecting sales and repurchases of our shares of common stock and other securities;

●	interest payable on debt, if any, to finance our investments;

●	fees payable to third parties relating to, or associated with, making investments (such as legal, accounting, and travel expenses incurred in connection with making investments), including fees and expenses associated with performing due diligence reviews of prospective investments and advisory fees;

●	transfer agent and custodial fees;

●	fees and expenses associated with marketing efforts;

●	costs associated with our reporting and compliance obligations under the 1940 Act, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), other applicable federal and state securities laws, and ongoing stock exchange listing fees;

●	federal, state, and local taxes;

●	independent directors’ fees and expenses;

●	brokerage commissions;

●	costs of proxy statements, stockholders’ reports, and other communications with stockholders;

●	fidelity bond, directors’ and officers’ liability insurance, errors and omissions liability insurance, and other insurance premiums;

●	direct costs and expenses of administration, including printing, mailing, telephone, and staff;

●	fees and expenses associated with independent audits and outside legal costs; and

●	all other expenses incurred by either our Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of any costs of compensation and related expenses of our chief compliance officer, our chief financial officer, and their respective administrative support staff.

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

The tax periods ended December 31, 2019, December 31, 2018, December 31, 2017, and August 31, 2017 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the periods ended September 30, 2020 and 2019. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of September 30, 2020 and December 31, 2019, the Company recorded a net deferred tax asset of $0.0. For the three and nine months ended September 30, 2020, the Company recorded a tax provision of $0.0. For the three and nine months ended September 30, 2019, the Company recorded a tax provision of $0.0 and $(0.6) million, respectively. As of September 30, 2020 and December 31, 2019, the valuation allowance on the Company’s deferred tax asset was $5.0 million and $3.2 million, respectively. During the three and nine months ended September 30, 2020, the Company recognized an increase in the valuation allowance of $1.0 million and $1.8 million, respectively. During the three and nine months ended September 30, 2019, the Company recognized an increase in the valuation allowance of $0.7 million and $2.7 million, respectively.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of September 30, 2020 and December 31, 2019, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of September 30, 2020 and December 31, 2019. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations, and interpretations thereof.

Portfolio and Investment Activity

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests primarily in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market companies and traditional middle-market companies. As of September 30, 2020, our portfolio consisted of investments in 36 portfolio companies with a fair value of approximately $280.2 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of September 30, 2020, 14.1% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2019, 18.1% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the three months ended September 30, 2020, we made approximately $0.3 million of investments and had approximately $10.3 million in repayments and sales, resulting in net repayments and sales of approximately $10.0 million for the period. During the three months ended September 30, 2019, we made approximately $13.9 million of investments and had approximately $33.2 million in repayments and sales, resulting in net repayments and sales of approximately $19.3 million for the period.

During the nine months ended September 30, 2020, we made approximately $21.1 million of investments and had approximately $69.2 million in repayments and sales, resulting in net repayments and sales of approximately $48.1 million for the period. During the nine months ended September 30, 2019, we made approximately $48.8 million of investments and had approximately $91.3 million in repayments and sales, resulting in net repayments and sales of approximately $42.5 million for the period.

As of September 30, 2020, our debt investment portfolio, which represented 80.1% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 10.6%. As of September 30, 2020, 45.9% of the fair value of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2019, our debt investment portfolio, which represented 78.6% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 11.5%. As of December 31, 2019, 37.2% of the fair value of our debt investment portfolio was bearing a fixed rate of interest.

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

As of September 30, 2020, the Board approved the fair value of our investment portfolio of approximately $280.2 million in good faith in accordance with our valuation procedures. The Board approved the fair value of our investment portfolio as of September 30, 2020 with input from a third-party valuation firm and the Investment Advisor based on information known or knowable as of the valuation date, including trailing and forward-looking data. The COVID-19 pandemic is an unprecedented circumstance that materially impacts the fair value of our investments. As a result, the fair value of our portfolio investments may be further negatively impacted after September 30, 2020 by circumstances and events that are not yet known.

The COVID-19 pandemic may also impact our portfolio companies’ ability to pay their respective contractual obligations, including principal and interest due to us, and some portfolio companies may require interest or amortization deferrals in order to fulfill short-term liquidity needs in response to the COVID-19 pandemic. We are working with each of our portfolio companies to help them access short-term liquidity through interest deferrals, funding on unused lines of credit, and other sources of liquidity.

As of September 30, 2020, we had debt investments in three portfolio companies on non-accrual status with an aggregate amortized cost of $22.0 million and an aggregate fair value of $18.0 million, which represented 7.8% and 6.4% of the investment portfolio, respectively. As of December 31, 2019, we had no investments on non-accrual status. The increase in non-accrual investments from December 31, 2019 to September 30, 2020 was largely driven by the economic impact of the COVID-19 pandemic.

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2020 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$192,491	68.0%	$186,981	66.7%
Second Lien Debt	37,231	13.1	37,487	13.4
Equity and Warrants	53,475	18.9	55,781	19.9
Total	$283,197	100.0%	$280,249	100.0%

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2019 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$235,646	66.6%	$231,203	63.8%
Second Lien Debt	54,079	15.3	53,857	14.8
Equity and Warrants	50,556	14.3	63,841	17.6
Capitala Senior Loan Fund II, LLC	13,600	3.8	13,631	3.8
Total	$353,881	100.0%	$362,532	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020		December 31, 2019
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$30,503	10.9%	$40,410	11.2%
Financial Services	29,943	10.7	29,517	8.1
Healthcare	24,086	8.6	27,928	7.7
Sales & Marketing Services	20,377	7.3	19,291	5.3
Consumer Products	16,058	5.7	25,118	6.9
Security System Services	15,150	5.4	16,063	4.4
Automobile Part Manufacturer	13,992	5.0	15,056	4.2
IT Consulting	13,422	4.8	13,773	3.8
Multi-Platform Media and Consumer Products	13,000	4.6	13,000	3.6
Textile Equipment Manufacturer	12,253	4.4	11,564	3.2
Government Services	11,041	3.9	11,279	3.1
Healthcare Management	10,835	3.9	12,607	3.5
Entertainment	9,737	3.5	10,912	3.0
Information Technology	9,513	3.4	10,009	2.8
Electronic Machine Repair	8,658	3.1	6,100	1.7
Testing Laboratories	7,790	2.8	7,026	1.9
Wireless Deployment Services	6,965	2.5	7,000	1.9
Medical Device Distributor	4,993	1.8	4,904	1.4
Advertising & Marketing Services	3,992	1.4	4,262	1.2
Data Services	3,771	1.3	4,749	1.3
QSR Franchisor	3,627	1.3	1,881	0.5
Home Repair Parts Manufacturer	2,367	0.8	2,489	0.7
Online Merchandise Retailer	2,239	0.8	2,877	0.8
Footwear Retail	2,011	0.7	3,326	0.9
Oil & Gas Engineering and Consulting Services	1,465	0.5	5,908	1.6
Household Product Manufacturer	758	0.3	758	0.2
Data Processing & Digital Marketing	708	0.3	708	0.2
General Industrial	670	0.2	838	0.2
Oil & Gas Services	325	0.1	2,273	0.6
Food Product Manufacturer	—	—	17,609	4.9
Investment Funds	—	—	13,631	3.8
Retail	—	—	10,045	2.8
Restaurant	—	—	4,697	1.3
Logistics	—	—	2,924	0.8
Computer Supply Retail	—	—	1,490	0.4
Professional and Personal Digital Imaging	—	—	510	0.1
Total	$280,249	100.0%	$362,532	100.0%

All investments made by the Company as of September 30, 2020 and December 31, 2019 were made in portfolio companies located in the U.S. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020		December 31, 2019
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$132,907	47.4%	$165,963	45.8%
West	62,213	22.2	70,102	19.3
Midwest	47,732	17.0	55,283	15.3
Northeast	37,397	13.4	71,184	19.6
Total	$280,249	100.0%	$362,532	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	As of September 30, 2020		As of December 31, 2019
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$77,314	27.6%	$85,688	23.6%
2	179,355	64.0	219,855	60.7
3	5,561	2.0	56,989	15.7
4	18,019	6.4	—	—
Total	$280,249	100.0%	$362,532	100.0%

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

On September 3, 2019, CSLF II entered into a senior secured revolving credit facility (the “CSLF II Credit Facility”) with KeyBank Specialty Finance Lending, an affiliate of KeyCorp. The CSLF II Credit Facility provided for borrowings up to $60.0 million, subject to certain borrowing base restrictions. Borrowings under the CSLF II Credit Facility bore interest at a rate of 1-month LIBOR + 2.25%. During the nine months ended September 30, 2020, CSLF II incurred unused fees of .35% when utilization of the CSLF II Credit Facility exceeded 50% and .65% when utilization of the CSLF II Credit Facility was less than 50%. On June 5, 2020, CSLF II terminated the CSLF II Credit Facility and repaid all amounts outstanding.

As of December 31, 2019, $12.7 million was outstanding under the CSLF II Credit Facility. For the three and nine months ended September 30, 2020, CSLF II incurred interest and financing expenses of $0.0 and $1.1 million, respectively. For the three and nine months ended September 30, 2019, CSLF II incurred interest and financing expenses of $9.0 thousand.

On September 3, 2019, the Company and Trinity committed to provide $25.0 million of subordinated debt (the “Subordinated Notes”) to CSLF II, with the Company providing $5.0 million and Trinity providing $20.0 million. The Subordinated Notes were scheduled to mature on September 3, 2024, however, the Subordinated Notes were terminated on June 12, 2020.

As of December 31, 2019, $0.0 was outstanding on the Subordinated Notes. As of December 31, 2019, the Company and Trinity had $5.0 million and $20.0 million of unfunded commitments related to the Subordinated Notes, respectively. For the three and nine months ended September 30, 2020 and 2019, CSLF II did not incur any interest and financing expenses related to the Subordinated Notes.

Below is a summary of CSLF II’s portfolio as of December 31, 2019 (dollars in thousands):

December 31, 2019
First lien loans (1)	$28,396
Weighted average current interest rate on first lien loans	6.4%
Number of portfolio companies	5
Largest portfolio company investment (1)	$7,443
Total of five largest portfolio company investments (1)	$28,396

(1)	Based on principal amount outstanding at period end.

Below is CSLF II’s schedule of investments as of December 31, 2019 (dollars in thousands):

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost	Fair Value
Investments at Fair Value
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.0% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	$5,445	$5,445	$5,445
Installs, LLC	Logistics	First Lien Debt (5.8% Cash (1 month LIBOR + 4.0%, 1.8% Floor), Due 6/20/23)	7,443	7,443	7,443
RAM Payment, LLC	Financial Services	First Lien Debt (6.7% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	6,653	6,653	6,653
Rapid Fire Protection, Inc.(1)	Security System Services	First Lien Debt (5.5% Cash (1 month LIBOR + 3.8%, 1.8% Floor), Due 11/22/24)	4,400	4,400	4,400
U.S. BioTek Laboratories, LLC	Testing Laboratories	First Lien Debt (7.0% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	4,455	4,455	4,455
TOTAL INVESTMENTS			$28,396	$28,396	$28,396

(1)	The investment had a $3.0 million unfunded commitment.

 Below are the statements of assets and liabilities for CSLF II (dollars in thousands):

	As of
	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments at fair value (amortized cost of $0 and $28,396, respectively)	$—	$28,396
Cash and cash equivalents	—	704
Interest receivable	—	151
Other assets	—	7
Total assets	$—	$29,258
LIABILITIES
Credit facility (net of deferred financing costs of $0 and $621, respectively)	$—	$12,079
Interest and financing fees payable	—	113
Accounts payable	—	27
Total liabilities	$—	$12,219
NET ASSETS
Members’ capital	$—	$17,039
Total net assets	$—	$17,039

Below are the unaudited statements of operations for CSLF II (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
INVESTMENT INCOME
Interest income	$—	$313	$650	$945
Fee income	—	—	5	70
Total investment income	$—	$313	$655	$1,015
EXPENSES
Interest and financing expenses	$—	$9	$1,135	$9
General and administrative expenses	—	35	164	152
Total expenses	$—	$44	$1,299	$161
NET INVESTMENT INCOME (LOSS)	$—	$269	$(644)	$854
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$—	$269	$(644)	$854

Results of Operations

Operating results for the three and nine months ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Total investment income	$6,694	$10,126	$20,767	$34,400
Total expenses, net of incentive fee waiver	5,952	7,142	20,647	23,259
Net investment income	742	2,984	120	11,141
Net realized gain (loss) on investments	(12,344)	12	(24,661)	(20,912)
Net unrealized appreciation (depreciation) on investments	14,802	(1,279)	(11,599)	(17,179)
Tax provision	—	—	—	(628)
Net realized gain on extinguishment of debt	155	—	155	—
Net increase (decrease) in net assets resulting from operations	$3,355	$1,717	$(35,985)	$(27,578)

Investment income

The composition of our investment income for the three and nine months ended September 30, 2020 and 2019 was as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest income	$6,003	$8,120	$18,509	$28,237
Fee income	228	163	639	858
Payment-in-kind interest and dividend income	462	623	1,544	2,266
Dividend income	—	1,159	25	2,890
Interest income from cash and cash equivalents	1	61	50	149
Total investment income	$6,694	$10,126	$20,767	$34,400

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

For the three months ended September 30, 2020, total investment income decreased by $3.4 million, or 33.9%, compared to the three months ended September 30, 2019. Interest income decreased from $8.1 million for the three months ended September 30, 2019 to $6.0 million for the three months ended September 30, 2020. The decrease from the prior period is primarily due to lower average outstanding debt investments for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. PIK income declined from $0.6 million for the three months ended September 30, 2019 to $0.5 million for the three months ended September 30, 2020, due to a decrease in investments with a contractual PIK rate. Fee income was relatively consistent for the three months ended September 30, 2020 and 2019. For the three months ended September 30, 2020 and 2019, we generated $0.0 in origination fees from new deployments and $0.2 million in other fees. Dividend income decreased from $1.2 million for the three months ended September 30, 2019 to $0.0 for the three months ended September 30, 2020, primarily due to a $0.3 million dividend received from CSLF II and a $0.8 million non-recurring dividend received from a portfolio company during the three months ended September 30, 2019.

For the nine months ended September 30, 2020, total investment income decreased by $13.6 million, or 39.6%, compared to the nine months ended September 30, 2019. Interest income decreased from $28.2 million for the nine months ended September 30, 2019 to $18.5 million for the nine months ended September 30, 2020. The decrease from the prior period is primarily due to lower average outstanding debt investments for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. PIK income declined from $2.3 million for the nine months ended September 30, 2019 to $1.5 million for the nine months ended September 30, 2020, due to a decrease in investments with a contractual PIK rate. Fee income decreased from $0.9 million for the nine months ended September 30, 2019 to $0.6 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2020, we generated $0.2 million in origination fees from new deployments and $0.4 million in other fees. Comparatively, for the nine months ended September 30, 2019, we generated $0.6 million in origination fees from new deployments and $0.3 million in other fees. Dividend income decreased from $2.9 million for the nine months ended September 30, 2019 to $25 thousand for the nine months ended September 30, 2020, primarily due to two non-recurring dividends totaling $2.2 million received from portfolio companies and $0.7 million in dividend income received from CSLF II during the nine months ended September 30, 2019.

Operating expenses

The composition of our expenses for the three and nine months ended September 30, 2020 and 2019 was as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest and financing expenses	$3,423	$4,110	$12,134	$12,751
Base management fee	1,565	1,925	4,988	6,063
Incentive fees, net of incentive fee waiver	—	—	—	1,209
General and administrative expenses	964	1,107	3,525	3,236
Total expenses, net of incentive fee waiver	$5,952	$7,142	$20,647	$23,259

For the three months ended September 30, 2020, operating expenses decreased by $1.2 million, or 16.7%, compared to the three months ended September 30, 2019. Interest and financing expenses decreased from $4.1 million for the three months ended September 30, 2019 to $3.4 million for the three months ended September 30, 2020. The decrease in interest and financing expenses was primarily driven by lower average outstanding debt during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Base management fees declined from $1.9 million for the three months ended September 30, 2019 to $1.6 million for the three months ended September 30, 2020, due to lower average assets under management. No incentive fees were earned for the three and nine months ended September 30, 2020 and 2019. General and administrative expenses decreased from $1.1 million for the three months ended September 30, 2019 to $1.0 million for the three months ended September 30, 2020.

For the nine months ended September 30, 2020, operating expenses decreased by $2.6 million, or 11.2%, compared to the nine months ended September 30, 2019. Interest and financing expenses decreased from $12.8 million for the nine months ended September 30, 2019 to $12.1 million for the nine months ended September 30, 2020. The decrease in interest and financing expenses was primarily driven by lower average outstanding debt during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, offset in part by $1.1 million in accelerated deferred financing expense from termination of the Credit Facility during the nine months ended September 30, 2020. Base management fees declined from $6.1 million for the nine months ended September 30, 2019 to $5.0 million for the nine months ended September 30, 2020, due to lower average assets under management. Incentive fees, net of incentive fee waiver, declined from $1.2 million for the nine months ended September 30, 2019 to $0.0 for the nine months ended September 30, 2020 due to better net investment income returns in relation to our NAV during the nine months ended September 30, 2019. General and administrative expenses increased from $3.2 million for the nine months ended September 30, 2019 to $3.5 million for the nine months ended September 30, 2020, primarily due to an increase in legal and professional fees.

Net realized gain (loss) on investments

During the three and nine months ended September 30, 2020 we recognized $(12.3) million and $(24.7) million, respectively, of net realized losses on our portfolio investments. During the three and nine months ended September 30, 2019 we recognized $12.0 thousand and $(20.9) million, respectively, of net realized gains (losses) on our portfolio investments.

Net unrealized appreciation (depreciation) on investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three and nine months ended September 30, 2020 we had net unrealized appreciation (depreciation) of $14.8 million and $(11.6) million, respectively. For the three and nine months ended September 30, 2019 we had net unrealized depreciation of $(1.3) million and $(17.2) million, respectively.

Tax provision

For the three and nine months ended September 30, 2020 we recorded a tax provision of $0.0. For the three and nine months ended September 30, 2019 we recorded a tax provision of $0.0 and $(0.6) million, respectively.

 Net realized gain on extinguishment of debt

For the three and nine months ended September 30, 2020 we had a net realized gain on extinguishment of debt of $0.2 million. There was no net realized gain on extinguishment of debt for the three and nine months ended September 30, 2019.

Changes in net assets resulting from operations(1)

For the three and nine months ended September 30, 2020, we recorded a net increase (decrease) in net assets resulting from operations of $3.4 million and $(36.0) million, respectively. Based on the weighted average shares of our common stock outstanding for the three and nine months ended September 30, 2020, our per share net increase (decrease) in net assets resulting from operations was $1.24 and $(13.29), respectively.

For the three and nine months ended September 30, 2019, we recorded a net increase (decrease) in net assets resulting from operations of $1.7 million and $(27.6) million, respectively. Based on the weighted average shares of our common stock outstanding for the three and nine months ended September 30, 2019, our per share net increase (decrease) in net assets resulting from operations was $0.64 and $(10.28), respectively.

(1)	Per share data has been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis.

Financial Condition, Liquidity and Capital Resources

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our stockholders and repay indebtedness.

Since our IPO, we have raised approximately $136.0 million in net proceeds from equity offerings through September 30, 2020.

On October 17, 2014, the Company entered into a senior secured revolving credit agreement (as amended, the “Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. The Credit Facility was set to mature on April 30, 2022. On June 19, 2020, the Company unilaterally terminated the Credit Facility.

 On May 16, 2017, we issued $70.0 million in aggregate principal amount of 6.0% fixed-rate notes due May 31, 2022 (the “2022 Notes”). On May 25, 2017, we issued an additional $5.0 million in aggregate principal amount of the 2022 Notes pursuant to a partial exercise of the underwriters’ overallotment option. The 2022 Notes will mature on May 31, 2022 and may be redeemed in whole or in part at any time or from time to time at our option on or after May 31, 2019 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2022 Notes is payable quarterly. The 2022 Notes are listed on the NASDAQ Global Select Market under the trading symbol “CPTAL” with a par value of $25.00 per share. As of September 30, 2020, the Company had approximately $72.8 million in aggregate principal amount of 2022 Notes outstanding.

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

On July 30, 2020, the Board approved a bond repurchase program which authorizes the Company to repurchase up to an aggregate of $10.0 million worth of the Company's outstanding 2022 Notes and/or 2022 Convertible Notes (the "Bond Repurchase Program"). The Bond Repurchase Program will terminate upon the earlier of (i) July 30, 2021 or (ii) the repurchase of an aggregate of $10.0 million worth of 2022 Notes and/or 2022 Convertible Notes. During the three and nine months ended September 30, 2020, the Company purchased approximately $2.2 million of outstanding principal of the 2022 Notes under the Bond Repurchase Program, resulting in a net realized gain of $0.2 million. During the three and nine months ended September 30, 2020, the Company did not purchase any of the 2022 Convertible Notes.

As of September 30, 2020, Fund III had $75.0 million in regulatory capital and $91.0 million in SBA-guaranteed debentures outstanding. In addition to our existing SBA-guaranteed debentures, we may, if permitted by regulation, seek to issue additional SBA-guaranteed debentures as well as other forms of leverage and borrow funds to make investments. On June 10, 2014, we received an exemptive order from the SEC exempting us, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Exchange Act, with respect to Fund II and Fund III. We intend to comply with the conditions of the order.

On December 31, 2019, we entered into an open market sale agreementSM with Jefferies LLC pursuant to which we may issue and sell up to $50.0 million in aggregate amount of shares of our common stock in amounts, and at times, to be determined by us (the “ATM Program”). Actual sales in this ATM Program will depend on a variety of factors to be determined by us including market conditions, the trading price of our common stock and determinations by us of the appropriate sources of funding. We may issue shares of our common stock at a price below the then current NAV per share pursuant to the ATM Program. There were no sales of our common stock under the ATM Program during the three and nine months ended September 30, 2020.

We are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150% if certain requirements are met, after such borrowing, with certain limited exceptions. The SBCA allows BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of total assets), if certain requirements are met. On November 1, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage and as a result, our asset coverage requirements for senior securities was changed from 200% to 150%, effective November 1, 2019. As of September 30, 2020, our asset coverage ratio was 186.8%. If our asset coverage ratio falls below 150% due a decline in the fair market of our portfolio, including as the result of the economic impact caused by the COVID-19 pandemic, we may be limited in our ability to raise additional debt.

As of September 30, 2020, we had $43.7 million in cash and cash equivalents, and our net assets totaled $108.4 million.

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

A summary of our significant contractual payment obligations as of September 30, 2020 are as follows (dollars in thousands):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
SBA Debentures	$6,000	$85,000	$—	$—	$91,000
2022 Notes	—	72,833	—	—	72,833
2022 Convertible Notes	—	52,088	—	—	52,088
Total Contractual Obligations	$6,000	$209,921	$—	$—	$215,921

Distributions

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. We made quarterly distributions to our stockholders for the first four full quarters subsequent to our IPO. To the extent we had income available, we made monthly distributions to our stockholders from October 30, 2014 until March 30, 2020. As announced on April 1, 2020, distributions, if any, will be made on a quarterly basis effective for the second quarter of 2020. Our stockholder distributions, if any, will be determined by our Board on a quarterly basis. Any distributions to our stockholders will be declared out of assets legally available for distribution. On April 30, 2020, the Company’s Board determined not to declare a distribution for the second quarter of 2020 due to the impact of the COVID-19 pandemic on the Company’s expected net investment income. On July 30, 2020, the Company’s Board determined not to declare a distribution for the third quarter of 2020 due to the impact of the COVID-19 pandemic on the Company’s expected net investment income. On October 29, 2020, the Company’s Board determined not to declare a distribution for the fourth quarter of 2020 due to the impact of the COVID-19 pandemic on the Company’s expected net investment income.

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

The following tables summarize our distributions declared from January 1, 2018 through September 30, 2020:

Date Declared	Record Date	Payment Date	Amount Per Share(1)
January 2, 2020	January 24, 2020	January 30, 2020	$0.50
January 2, 2020	February 20, 2020	February 27, 2020	0.50
January 2, 2020	March 23, 2020	March 30, 2020	0.50
Total Distributions Declared and Distributed for 2020			$1.50

(1)	Amount per share has been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Date Declared	Record Date	Payment Date	Amount Per Share(1)
January 2, 2019	January 24, 2019	January 30, 2019	$0.50
January 2, 2019	February 20, 2019	February 27, 2019	0.50
January 2, 2019	March 21, 2019	March 28, 2019	0.50
April 1, 2019	April 22, 2019	April 29, 2019	0.50
April 1, 2019	May 23, 2019	May 30, 2019	0.50
April 1, 2019	June 20, 2019	June 27, 2019	0.50
July 1, 2019	July 23, 2019	July 30, 2019	0.50
July 1, 2019	August 22, 2019	August 29, 2019	0.50
July 1, 2019	September 20, 2019	September 27, 2019	0.50
October 1, 2019	October 22, 2019	October 29, 2019	0.50
October 1, 2019	November 22, 2019	November 29, 2019	0.50
October 1, 2019	December 23, 2019	December 30, 2019	0.50
Total Distributions Declared and Distributed for 2019			$6.00

(1)	Amount per share has been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Date Declared	Record Date	Payment Date	Amount Per Share(1)
January 2, 2018	January 22, 2018	January 30, 2018	$0.50
January 2, 2018	February 20, 2018	February 27, 2018	0.50
January 2, 2018	March 23, 2018	March 29, 2018	0.50
April 2, 2018	April 19, 2018	April 27, 2018	0.50
April 2, 2018	May 22, 2018	May 30, 2018	0.50
April 2, 2018	June 20, 2018	June 28, 2018	0.50
July 2, 2018	July 23, 2018	July 30, 2018	0.50
July 2, 2018	August 23, 2018	August 30, 2018	0.50
July 2, 2018	September 20, 2018	September 27, 2018	0.50
October 1, 2018	October 23, 2018	October 30, 2018	0.50
October 1, 2018	November 21, 2018	November 29, 2018	0.50
October 1, 2018	December 20, 2018	December 28, 2018	0.50
Total Distributions Declared and Distributed for 2018			$6.00

(1)	Amount per share has been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the year ended December 31, 2018, total distributions of $16.0 million were comprised 100% of ordinary income. For the year ended December 31, 2019, total distributions of $16.1 million were comprised of approximately $13.4 million from ordinary income and $2.7 million from return of capital. For the nine months ended September 30, 2020, we estimate that total distributions of $4.1 million were comprised of approximately $0.5 million from ordinary income and $3.6 million from return of capital. Distributions may be subject to reclassification based on future dividends and operating results and will not be determined until the end of the year.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $4.3 million (Rapid Fire Protection, Inc), $3.5 million (J5 Infrastructure Partners, LLC), $1.0 million (Freedom Electronics, LLC), and $1.0 million (U.S. BioTek Laboratories, LLC). As of December 31, 2019, the Company had outstanding unfunded commitments related to debt and equity investments in existing portfolio companies of  $11.4 million (CSLF II), $4.5 million (Rapid Fire Protection, Inc), $3.5 million (J5 Infrastructure Partners, LLC), $2.6 million (BigMouth, Inc.), $1.0 million (Freedom Electronics, LLC), $1.0 million (U.S. BioTek Laboratories, LLC), and $0.5 million (Jurassic Quest Holdings, LLC).

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Developments

Credit Facility

On October 30, 2020, Capitala Business Lending, LLC (the "Borrower"), a direct, wholly owned, consolidated subsidiary of the Company, entered into a senior secured revolving credit agreement (the "KeyBank Credit Facility"), with the Investment Adviser, as collateral manager, the lenders from time to time parties thereto (each a "Lender"), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to the Borrower in an aggregate principal amount of up to $25.0 million as of October 30, 2020. The Borrower may, on any business day prior to October 28, 2022, request an increase in the aggregate principal amount from $25.0 million to $100.0 million in accordance with the terms and in the manner described in the KeyBank Credit Facility. The period during which the Lenders may make loans to the Borrower under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through October 28, 2022, unless there is an earlier termination or event of default. The KeyBank Credit Facility matures on October 28, 2023, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at 1-month LIBOR plus 3.5%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts subject to the requirements of the 1940 Act. For the nine months ended September 30, 2020, we did not engage in hedging activities.

As of September 30, 2020, we held 20 securities bearing a variable rate of interest. Our variable rate investments represent approximately 54.1% of the fair value of total debt investments. As of September 30, 2020, 100.0% of variable rate securities were yielding interest at a rate equal to the established interest rate floor. As of September 30, 2020, all of our interest paying liabilities, consisting of $91.0 million in SBA-guaranteed debentures, $72.8 million in 2022 Notes, and $52.1 million in 2022 Convertible Notes, were bearing interest at a fixed rate.

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

Based on our September 30, 2020 consolidated statement of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$2,165	$—	$2,165
Up 200 basis points	$995	$—	$995
Up 100 basis points	$254	$—	$254
Down 100 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 300 basis points	$—	$—	$—

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report on Form 10-K”), which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled “Recent legislation may allow us to incur additional leverage”. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the risk factors below, during the nine months ended September 30, 2020, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K.

Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, in December 2019, a novel strain of coronavirus (also known as “COVID-19”) surfaced in China and has since spread and continues to spread to other countries, including the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including a recession and a steep increase in unemployment in the United States. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses.

While several countries, as well as certain states in the United States, have begun to lift public health restrictions with the view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration, severity or potential worsening of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the COVID-19 pandemic or treat its impact, all of which are beyond our control.

This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this Quarterly Report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

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

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The impact of the COVID-19 pandemic has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

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

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

The presidential election will occur on November 3, 2020. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain pending the results of the presidential election. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q, including the COVID-19 pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. If we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make distributions. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

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

Due to the COVID-19 pandemic or other disruptions in the economy, we anticipate that we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we anticipate that we will not be able to make distributions due to the impact of the COVID-19 pandemic on our net investment income. In addition, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4.0% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our common stock as discussed below under “We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.”

We may in the future choose to pay dividends in our own common stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in part in our common stock. In accordance with certain applicable U.S. Department of Treasury regulations and published guidance issued by the Internal Revenue Service, a publicly offered RIC may treat a distribution of its own stock as fulfilling the RIC distribution requirements if each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all shareholders must be at least 20.0% (which has been temporarily reduced to 10% for distributions declared on or after April 1, 2020, and on or before December 31, 2020) of the aggregate declared distribution. If too many shareholders elect to receive cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any shareholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such shareholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable shareholders receiving such dividends will be required to include the amount of the dividends as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our shareholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

Due to the recent COVID-19 pandemic, shares of BDCs have traded below their respective NAVs. If our shares of common stock trade at a discount from NAV, it could limit our ability to raise equity capital.

As a result of the COVID-19 pandemic, the stocks of BDCs as an industry, including shares of our common stock, have traded below NAV, at or near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. If our common stock trades below its NAV, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our NAV could decrease, and our level of distributions could be impacted.

Historical data regarding our business, results of operations, financial condition and liquidity does not reflect the impact of the COVID-19 pandemic and related containment measures and therefore does not purport to be representative of our future performance.

The information included in this Quarterly Report on Form 10-Q and our other reports filed with the SEC includes information regarding our business, results of operations, financial condition and liquidity as of dates and for periods before the impact of the COVID-19 pandemic and related containment measures (including quarantines and governmental orders requiring the closure of certain businesses, limiting travel, requiring that individuals stay at home or shelter in place and closing borders). The historical information included in this Quarterly Report on Form 10-Q and in our other reports filed with the SEC that is as of dates and for periods before the impact of the COVID-19 pandemic does not reflect the adverse impacts of the COVID-19 pandemic and related containment measures. Accordingly, investors are cautioned not to unduly rely on historical information regarding our business, results of operations, financial condition or liquidity, as that data does not reflect the adverse impact of the COVID-19 pandemic and therefore does not purport to be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us, or our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number	Description of Document
3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (4)

3.3	Certificate of Limited Partnership of CapitalSouth Partners Fund II Limited Partnership (2)

3.4	Certificate of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P. (2)

3.5	Bylaws (1)

3.6	Form of Amended and Restated Limited Partnership Agreement of CapitalSouth Partners Fund II Limited Partnership (3)

3.7	Form of Amended and Restated Agreement of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P. (3)

4.1	Form of Common Stock Certificate (1)

10.1	Revolving Credit and Security Agreement, dated as of October 30, 2020, among Capitala Business Lending, LLC, as the borrower, Capitala Investment Advisors, LLC, as the collateral manager, the lenders from time to time parties thereto, KeyBank National Association, as the administrative agent, and U.S. Bank National Association, as the custodian (5)

10.2	Purchase and Contribution Agreement, dated as of October 30, 2020, by and between Capitala Business Lending, LLC, as the purchaser, and Capitala Finance Corp., as the transferor (5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Previously filed in connection with the Pre-Effective Amendment No. 1 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 9, 2013.

(2)	Previously filed in connection with Pre-Effective Amendment No. 2 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 17, 2013.

(3)	Previously filed in connection with Pre-Effective Amendment No. 5 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-188956) filed on September 24, 2013.

(4)	Previously filed in connection with Capitala Finance Corp.'s report on Form 8-K on August 4, 2020.

(5)	Previously filed in connection with Capitala Finance Corp.'s report on Form 8-K on November 3, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2020	By	/s/ Joseph B. Alala III
Joseph B. Alala III
Chief Executive Officer
(Principal Executive Officer)
Capitala Finance Corp.

Date: November 3, 2020	By	/s/ Stephen A. Arnall
Stephen A. Arnall
Chief Financial Officer
(Principal Financial Officer)
Capitala Finance Corp.

Date: November 3, 2020	By	/s/ Kevin A. Koonts
Kevin A. Koonts
Chief Accounting Officer
(Principal Accounting Officer)
Capitala Finance Corp.