Form 10-K
period 2020-12-31
Capitala Finance Corp.
filed 2021-03-08
CIK 1571329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2020
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
Yes ☐   No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $39.8 million based on the number of shares held by non-affiliates of the registrant as of June 30, 2020, which was the last business day of the registrant’s most recently completed second fiscal quarter. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.
The number of shares of Capitala Finance Corp.’s common stock, $0.01 par value, outstanding as of March 5, 2021 was 2,711,068.

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

•
The “Investment Advisor” and “Capitala Investment Advisors” refer to Capitala Investment Advisors, LLC, our investment adviser; and

•
The “Administrator” refers to Capitala Advisors Corp., our administrator.

ITEM 1.   BUSINESS
FORMATION OF OUR COMPANY
We are an externally managed non-diversified closed-end management investment company incorporated in Maryland that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We commenced operations on May 24, 2013 and completed our initial public offering (“IPO”) on September 30, 2013. We are managed by Capitala Investment Advisors, an investment adviser that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and Capitala Advisors Corp. provides the administrative services necessary for us to operate. For U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through our subsidiaries that are licensed by the U.S. Small Business Administration (“SBA”) under the Small Business Investment Act of 1958, as amended (the “SBIA”), we offer customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. We invest in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market and traditional middle-market companies.
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
On September 24, 2013, we acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of our common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became our wholly owned subsidiaries. Fund II and Fund III retained their small business investment company (“SBIC”) licenses, continued to hold their existing investments at the time of the IPO and have continued to make new investments. The IPO consisted of the sale of 4,000,000 shares of our common stock at a price of $20.00 per share resulting in net proceeds to us of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to Capitala Finance Corp. and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (“SBA-guaranteed debentures”) and relinquished its SBIC license.
The Company has formed and expects to continue to form certain consolidated taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for U.S. federal income tax purposes. These Taxable Subsidiaries allow the Company to make equity investments in companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

Capitala Business Lending, LLC (“CBL”), a wholly-owned subsidiary of ours, was established on October 30, 2020, for the sole purpose of holding certain investments pledged as collateral under a senior secured revolving credit agreement with KeyBank National Association (the “KeyBank Credit Facility”). The financial statements of CBL are consolidated with thoseof Capitala Finance Corp.
SUMMARY RISK FACTORS
The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A. of this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC.
Risks Relating to Our Business and Structure
•
Our financial condition and results of operations depend on our ability to effectively manage and deploy capital.

•
We depend upon Capitala Investment Advisors’ key personnel for our future success.

•
We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

•
Any inability of Capitala Investment Advisors to maintain or develop strong referral relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

•
Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.

•
Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

•
We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us, and the calculation of our base management fee, which is based upon our gross assets, may have the effect of encouraging our Investment Advisor to utilize leverage when it may not be advisable to do so.

•
A disruption in the capital markets and the credit markets could impair our ability to raise capital and negatively affect our business.

•
Adverse developments in the credit markets may impair our ability to secure debt financing.

•
We will be subject to corporate-level U.S. federal income tax if we are unable to qualify or maintain our RIC tax treatment under the Code.

•
Capitala Investment Advisors is not obligated to reimburse us for any part of the incentive fee it receives that is based on accrued income that we never receive.

•
One of our wholly owned subsidiaries is licensed by the U.S. Small Business Administration, and as a result, we are subject to SBA regulations.

•
Our wholly owned SBIC subsidiary may be unable to make distributions to us that will enable us to meet or maintain RIC tax treatment, which could result in the imposition of a corporate-level U.S. federal income tax.

•
Our business is subject to increasingly complex corporate governance, public disclosure and accounting requirements that are costly and could adversely affect our business and financial results.

•
Internal and external cyber threats, as well as other disasters, could impair our ability to conduct business effectively.

•
Economic sanction laws in the United States and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.

•
Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.

Risks Related to our Investments
•
Our investments are very risky and highly speculative.

•
An investment strategy focused primarily on smaller privately held companies involves a high degree of risk and presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

•
Our investments in leveraged portfolio companies may be risky, and you could lose all or part of your investment.

•
The health and performance of our portfolio companies could be adversely affected by political and economic conditions in the countries in which they conduct business.

•
We are currently operating in a period of capital markets disruption and economic uncertainty.

•
The lack of liquidity in our investments may adversely affect our business.

•
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

•
Our ability to enter into new transactions with our affiliates, and to restructure or exit our investments in portfolio companies that we are deemed to “control” under the 1940 Act, will be restricted by the 1940 Act, which may limit the scope of investment opportunities available to us.

•
Our portfolio may lack diversification among portfolio companies, which may subject us to a risk of significant loss if one or more of these companies defaults on its obligations under any of its debt instruments.

•
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

•
Our portfolio may be concentrated in a limited number of industries, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.

•
Defaults by our portfolio companies will harm our operating results.

•
If our portfolio companies are unable to protect their proprietary, technological and other intellectual property rights, our business and prospects could be harmed, and if portfolio companies are required to devote significant resources to protecting their intellectual property rights, the value of our investment could be reduced.

•
Any unrealized depreciation we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

•
Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

•
We may not realize gains from our equity investments.

•
Changes relating to the LIBOR calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

•
We may choose to waive or defer enforcement of covenants in the debt securities held in our portfolio, which may cause us to lose all or part of our investment in these companies.

•
Our investments in securities rated below investment grade are speculative in nature and are subject to additional risk factors such as increased possibility of default, illiquidity of the security, and changes in value based on changes in interest rates.

•
Our investments may be in portfolio companies which may have limited operating histories and financial resources.

Risks Relating to Our Securities
•
The market price of our common stock may fluctuate significantly.

•
Our business and operation could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.

•
Investing in our common stock may involve an above average degree of risk.

•
We cannot assure you that the market price of shares of our common stock will not decline.

•
Our common stockholders will bear the expenses associated with our borrowings, and the holders of our debt securities will have certain rights senior to our common stockholders.

•
Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

•
Shares of our common stock have traded at a discount from net asset value and may do so in the future.

•
If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

•
You may not receive distributions, or our distributions may decline or may not grow over time, and you will experience dilution in your ownership percentage if you opt out of our dividend reinvestment plan.

•
We will have broad discretion over the use of proceeds of any successful offering of securities.

•
The net asset value per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock.

•
Your interest in Capitala Finance may be diluted if you do not fully exercise your subscription rights in any rights offering.

•
If we issue preferred stock, the net asset value and market value of our common stock will likely become more volatile.

•
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
We typically will not limit the size of our loan commitments to a specific percentage of a borrower’s assets that serve as collateral for our loan, although we attempt to protect against risk of loss on our debt investments by structuring, underwriting and pricing loans based on anticipated cash flows of our borrowers. As of December 31, 2020, our Investment Advisor underwrote investments in 171 lower middle-market and traditional middle-market companies totaling over $2.0 billion of invested capital since 2000, and we believe that a continuation of this strategy allows us to make structured investments with more attractive pricing and greater opportunities for meaningful equity participation than traditional asset-based, senior secured loans. Further, we believe that we benefit from our Investment Advisor’s long-standing relationships with many private equity fund sponsors, whose participation in portfolio companies, we believe, makes repayment from refinancing, asset sales and/or sales of the borrowers themselves more likely than a strategy whereby we consider investments only in founder-owned or non-sponsored borrowers.
OUR INVESTMENT ADVISOR
We are managed by the Investment Advisor, whose investment team members have significant and diverse experience financing, advising, operating and investing in lower middle-market and traditional middle-market companies. Moreover, our Investment Advisor’s investment team has refined its investment strategy by sourcing, reviewing, acquiring and monitoring 171 portfolio companies totaling over $2.0 billion of invested capital from 2000 through December 31, 2020. The Investment Advisor’s investment team also manages CapitalSouth Partners SBIC Fund IV, L.P. (“Fund IV”), a private investment limited partnership providing financing solutions to smaller and lower middle-market companies. Fund IV had its first closing in March 2013 and obtained SBA approval for its SBIC license in April 2013. In addition to Fund IV, affiliates of the Investment Advisor may manage several affiliated funds whereby institutional limited partners in Fund IV have the opportunity to co-invest with Fund IV in portfolio investments. An affiliate of the Investment Advisor also manages Capitala Private Credit Fund V, L.P. (“Fund V”), a private investment limited partnership, and a private investment vehicle (referred to herein as “Capitala Specialty Lending Corp.” or “CSLC”), both of which provide financing solutions to lower middle-market and traditional middle-market companies. The Investment Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. To the extent permitted by the 1940 Act and interpretation of the staff of the U.S. Securities and Exchange Commission (the “SEC”), the Investment Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Advisor or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Advisor’s allocation procedures. We expect to make, and have made, co-investments with Fund IV, Fund V and/or CSLC to the extent their respective investment strategies align with ours.
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
Our Investment Advisor is led by Joseph B. Alala, III, our chief executive officer, chairman of our Board of Directors (the “Board”), and the managing partner and chief investment officer of our Investment Advisor, M. Hunt Broyhill, a member of the Board and a partner of our Investment Advisor, Stephen A. Arnall, our chief financial officer and chief operating officer, and John F. McGlinn, a senior managing director of our Investment Advisor. Messrs. Alala, Broyhill and McGlinn serve as our Investment Advisor’s investment committee. They are assisted by eighteen investment professionals.
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
INVESTMENTS
We will engage in various investment strategies from time to time in order to achieve our overall lending and investment objectives. Our strategies will generally require current cash yields and sensible leverage and fixed charge coverage ratios and either a first or second lien position (subject to limited instances in which we will not obtain security) in the collateral of the portfolio company. The strategy we select will depend upon, among other things, market opportunities, the skills and experience of our Investment Advisor’s investment team, the result of our financial, operational and strategic evaluation of the opportunity, and our overall portfolio composition. Most of our existing debt investments offer, and we expect most of our future debt investments will offer, the opportunity to participate in a borrower’s equity performance through warrant participation, direct equity ownership or otherwise, and many of our debt investments will require the borrower to pay an early termination fee. Collectively, these attributes have been, and are expected to be, important contributors to the returns generated by our Investment Advisor’s investment team.
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

Debt Investments
The Investment Advisor’s investment team tailors the terms of each debt investment to the facts and circumstances of the transaction, the needs of the prospective portfolio company and, as applicable, its financial sponsor, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. We expect our primary source of return to be the cash interest we will collect on our debt investments. We also typically seek board observation rights with each portfolio company and we offer (and have historically provided) managerial and strategic assistance to these companies. We seek to further protect invested principal by negotiating appropriate affirmative, negative and financial covenants in our debt documents that are conservative enough to represent a prudent cushion at closing or to budgeted projections, but that are flexible enough to afford our portfolio companies and their financial sponsors sufficient latitude to allow them to grow their businesses. Typical covenants include default triggers and remedies (including penalties), lien protection, leverage and fixed charge coverage ratios, change of control provisions and put rights. Most of our debt investments feature call protection to enhance our total return on debt investments that are repaid prior to maturity.
Most of our debt investments are structured as first lien loans, and as of December 31, 2020, 81.0% of the fair value of our debt investments consisted of such investments. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt in one debt security, bifurcating the loan into a first-out tranche and last-out tranche. As of December 31, 2020, 14.5% of the fair value of our first lien loans consisted of last-out loans. We believe that unitranche debt can be attractive for many lower middle-market and traditional middle-market businesses, given the reduced structural complexity, single lender interface and elimination of intercreditor or potential agency conflicts among lenders.
We may also invest in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender. On a fair market value basis, 19.0% of our debt investments consisted of second lien loans as of December 31, 2020.

Some of our debt investments have payment-in-kind (“PIK”) interest, which is a form of interest that is not paid currently in cash, but is accrued and added to the loan balance until paid at the end of the term. While we generally seek to minimize the percentage of our fixed return that is in the form of PIK interest, we sometimes receive PIK interest due to prevailing market conditions that do not support the overall blended interest yield on our debt investments being paid in all-cash interest. As of December 31, 2020, our weighted average PIK yield was 0.5%. As of December 31, 2020, the weighted average annualized cash yield on our debt portfolio was 9.5%. In addition to yield in the form of current cash and PIK interest, some of our debt investments include an equity component, such as a warrant to purchase a common equity interest in the borrower for a nominal price.
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
INVESTMENT PROCESS
Our Investment Advisor’s investment team is led by its investment committee and is responsible for all aspects of our investment process. The current members of the investment committee are Joseph B. Alala, III, our chief executive officer, chairman of our Board and the managing partner and chief investment officer of our Investment Advisor, M. Hunt Broyhill, a member of the Board and a partner of our Investment Advisor, and John F. McGlinn, a senior managing director of our Investment Advisor. They are assisted by a team of eighteen investment professionals. While the investment strategy involves a team approach, whereby potential transactions are screened by various members of the investment team, Mr. Alala and one other member of the investment committee of the Investment Advisor must approve investments in order for them to proceed. Messrs. Alala, McGlinn, and Broyhill meet on an as needed basis, frequently multiple times a week, depending on the nature and volume of investment opportunities. The Investment Advisor’s investment committee has worked together for over fifteen years. The stages of our investment selection process are as follows:
Deal Generation/Origination
Deal generation and origination is maximized through long-standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, service providers (such as lawyers and accountants), as well as current and former clients, portfolio companies and investors. Our Investment Advisor’s investment team supplements these lead generators by also utilizing broader marketing efforts, such as attendance at prospective borrower industry conventions, an active calling effort to investment banking boutiques, private equity firms and independent sponsors that are also investing in high quality lower middle-market and traditional middle-market companies, and, most importantly, based on our Investment Advisor’s track record as a responsive, flexible, value-add lender and co-investor, as demonstrated by 171 investments in lower middle-market and traditional middle-market businesses and equity co-investments with reputed private equity firms since 2000. We believe we have developed a reputation as a knowledgeable and reliable source of capital, providing value-added industry advice and financing assistance to borrowers’ businesses and in executing financial sponsors’ growth strategies. Furthermore, with offices throughout the United States, we have the ability to cover a large geographical area and to market to unique groups from each office. Specifically, our Charlotte, Raleigh, Atlanta, Los Angeles, and New York offices cover significant territory that is traditionally underserved, allowing us to source a high volume of direct deal flow.
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
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2020 and 2019 (dollars in thousands):
	As of December 31, 2020		As of December 31, 2019
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$96,703	35.2%	$85,688	23.6%

	As of December 31, 2020		As of December 31, 2019
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
2	140,111	51.0	219,855	60.7
3	17,111	6.2	56,989	15.7
4	20,767	7.6	—	—
5	—	—	—	—
Total	$274,692	100.0%	$362,532	100.0%

AGREEMENTS
Investment Advisory Agreement
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
(investment income − (management fee + other expenses)) = 0.55%
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
= 100% × (2.2% − 2.0%)
= 0.20%
Pre-incentive fee net investment income exceeds the hurdle rate, but does not fully satisfy the “catch-up” provision, therefore the income related portion of the incentive fee is 0.20%.

Alternative 3:
Assumptions
Investment income (including interest, dividends, fees, etc.) = 3.50%
Hurdle rate(1) = 2.0%
Management fee(2) = 0.50%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%
Pre-incentive fee net investment income
(investment income − (management fee + other expenses)) = 2.80%
Incentive fee	= 20% × pre-incentive fee net investment income, subject to “catch-up”(4)
Incentive fee	= 100% × “catch-up” + (20% × (pre-incentive fee net investment income − 2.5%))
Catch-up	= 2.5% − 2.0%
= 0.5%
Incentive fee	= (100% × 0.5%) + (20% × (2.80% − 2.5%))
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

Duration and Termination
The Investment Advisory Agreement was most recently re-approved by the Board, including by a majority of our directors who are not “interested persons” of any such party, as such term is defined in Section 2(a)(19) of the 1940 Act (the “independent directors”), at a meeting on July 30, 2020. The Board’s consideration for re-approval of the Investment Advisory Agreement will be included in our definitive proxy statement filed for our 2021 meeting of stockholders. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year to year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our independent directors. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may also be terminated by either party without penalty upon not less than 60 days’ written notice to the other party. See “Risk Factors — Risks Relating to Our Business and Structure — Capitala Investment Advisors has the right to resign on 60 days’

notice and we may not be able to find a suitable replacement within such time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”
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
Administration Agreement
The Administration Agreement was initially approved by the Board on June 10, 2013 (the “Administration Agreement”), and signed on September 24, 2013. The principal executive offices of our Administrator are located at 4201 Congress Street, Suite 360, Charlotte, North Carolina 28209. The Administrator, pursuant to a sub-administration agreement, has engaged U.S. Bank Global Fund Services to act on behalf of the Administrator in its performance of certain administrative services for us. The principal office of U.S. Bank Global Fund Services is 777 East Wisconsin Avenue, Milwaukee, Wisconsin 53202. Pursuant to the Administration Agreement, our administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders. In addition, our Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of our chief financial officer, chief compliance officer and our allocable portion of the compensation of their respective administrative support staff. Under the Administration Agreement, our Administrator will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. Unless terminated earlier in accordance with its terms, the Administration Agreement will remain in effect if approved annually by our Board. On July 30, 2020, the Board approved the renewal of the Administration Agreement. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to our Administrator. Stockholder approval is not required to amend the Administration Agreement.
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
Determinations in Connection with Offerings
In connection with certain future offerings of shares of our common stock, our Board, or an authorized committee thereof, will be required to make the determination that we are not selling shares of our common stock at a price below the then current net asset value of shares of our common stock at the time at which the sale is made. Our Board, or an authorized committee thereof, will consider the following factors, among others, in making such a determination:
•
the net asset value of shares of our common stock disclosed in the most recent periodic report that we filed with the SEC;

•
our management’s assessment of whether any material change in the net asset value of shares of our common stock has occurred (including through the realization of gains on the sale of our portfolio securities) during the period beginning on the date of the most recently disclosed net asset value of shares of our common stock and ending as of a time within 48 hours (excluding Sundays and holidays) of the sale of shares of our common stock; and

•
the magnitude of the difference between (i) a value that our Board, or an authorized committee thereof, has determined reflects the current (as of a time within 48 hours, excluding Sundays and holidays) net asset value of shares of our common stock, which is based upon the net asset value of shares of our common stock disclosed in the most recent periodic report that we filed with the SEC, as adjusted to reflect our management’s assessment of any material change in the net asset value of shares of our common stock since the date of the most recently disclosed net asset value of shares of our common stock, and (ii) the offering price of the shares of our common stock in the proposed offering.

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
ELECTION TO BE TAXED AS A RIC
As a BDC, the Company has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a RIC under subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which generally is our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).
TAXATION AS A RIC
For any taxable year in which we:
•
qualify as a RIC; and

•
satisfy the Annual Distribution Requirement,

we generally will not be subject to U.S. federal income tax on the portion of our income we timely distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed to our stockholders.
We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any ordinary and capital gain net income that we recognized in preceding years, but were not distributed during such years, and on which we paid no corporate-level U.S. federal income tax (the “Excise Tax Distribution Requirement”).
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
Qualified earnings may exclude such income as management fees received in connection with Fund III or other potential outside managed funds and certain other fees.
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
In addition, we will be partially dependent on Fund III for cash distributions to enable us to meet the RIC distribution requirements. Fund III may be limited by the SBIA, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our tax treatment as a RIC. We may have to request a waiver of the SBA’s restrictions for Fund III to make certain distributions to maintain our RIC tax treatment. We cannot assure you that the SBA will grant such waiver. If Fund III is unable to obtain a waiver, compliance with the SBA regulations may cause us to fail to qualify for tax treatment as a RIC, which would result in us becoming subject to corporate-level U.S. federal income tax.
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
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses). If our expenses in a given year exceed gross taxable income (e.g., as the result of large amounts of equity-based compensation), we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may for U.S. federal income tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions.
Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty are often as high as 35%. The U.S. has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of tax or exemption from tax on this related income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.
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

If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits and, subject to certain limitations, may be eligible for the 20% maximum rate for noncorporate taxpayers provided certain holding period and other requirements were met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent five years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC.
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
As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be independent directors. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
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
We are generally not permitted to issue and sell shares of our common stock at a price below net asset value per share. See “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.” We may, however, sell shares of our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve our policy and practice of making such sales. In any such case, under such circumstances, the price at which shares of our common stock is to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such common stock. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.
We will be periodically examined by the SEC for compliance with the 1940 Act.
As a BDC, we are subject to certain risks and uncertainties. See “Risk Factors — Risks Relating to Our Business and Structure.”
QUALIFYING ASSETS
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets”, unless, immediately after such acquisition is made, qualifying assets represent at least 70% of the BDC’s gross assets. The principal categories of qualifying assets relevant to our proposed business are the following:
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
TEMPORARY INVESTMENTS
Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies.
REPURCHASE AGREEMENTS
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

•
pursuant to Rule 13a-15 of the 1934 Act, our management is required to prepare an annual report regarding its assessment of our internal control over financial reporting. As a non-accelerated filer, we are not currently required to obtain an audit of the effectiveness of internal control over financial reporting from our independent registered public accounting firm.

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
SMALL BUSINESS INVESTMENT COMPANY REGULATIONS
Fund III, which is our wholly owned subsidiary, is licensed to act as an SBIC and is regulated by the SBA. On March 1, 2019, Fund II repaid its outstanding SBA-guaranteed debentures and relinquished its SBIC license. As of December 31, 2020, investments in Fund III accounted for approximately 62.5% of the fair value of our portfolio. As of December 31, 2020, Fund III had $91.0 million of SBA-guaranteed debentures outstanding. Fund III is fully drawn and may not make borrowings in excess of its aggregate $91.0 million of SBA-guaranteed debentures outstanding as of December 31, 2020.
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
SBICs are designed to stimulate the flow of private equity capital to eligible “small businesses,” as defined by the SBA. Under current SBA regulations, a licensed SBIC may provide capital to those entities that have a tangible net worth not exceeding $19.5 million and an average net income after U.S. federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, a licensed SBIC must devote 25.0% of its investment activity to “smaller enterprises” as defined by the SBA. The definition of smaller enterprise generally includes businesses that (together with their affiliates) have a tangible net worth not exceeding $6.0 million and an average annual net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative industry size standard criteria to determine eligibility for designation as an eligible small business or smaller enterprise, which depend on the industry in which the business is engaged and are based on the number of employees or gross revenue of the business and its affiliates. SBA regulations permit licensed SBICs to make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.
The SBA prohibits an SBIC from providing financing to small businesses with certain characteristics, such as relending or businesses with the majority of their employees located outside the United States, and business engaged in certain prohibited industries, such as project finance, real estate, farmland, financial intermediaries, or “passive” (i.e. non-operating) businesses. Without prior SBA approval, an SBIC may not invest an amount equal to more than approximately 30.0% of the SBIC’s regulatory capital in any one company and its affiliates. Compliance with SBA requirements may cause Fund III to forego attractive investment opportunities that are not permitted under SBA regulations.
Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA restricts the ability of an SBIC to provide financing to an “associate” as defined in the SBA regulations, without prior written approval from the SBA. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If Fund III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit Fund III’s use of SBA-guaranteed debentures, declare outstanding SBA-guaranteed debentures immediately due and payable, and/or limit Fund III from making new investments. Such actions by the SBA would, in turn, negatively affect us because Fund III is our wholly owned subsidiary. Fund III was in compliance with the terms of the SBA’s leverage as of December 31, 2020 as a result of having sufficient capital as defined under the SBA regulations.
The maximum leverage available to a “family” of affiliated SBIC funds is $350.0 million, subject to SBA approval. SBA regulations currently limit the amount that a SBIC subsidiary may borrow to a maximum of $175.0 million when it has at least $87.5 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $350.0 million when they have at least $175.0 million in regulatory capital. As of December 31, 2020, Fund III had $75.0 million in regulatory capital and $91.0 million in SBA-guaranteed debentures outstanding.
On June 10, 2014, we received exemptive relief from the SEC to permit us to exclude the SBA-guaranteed debentures from the definition of senior securities in the 150% asset coverage test under the 1940 Act, if certain conditions are met. This provides us with increased flexibility under the 150% asset coverage test, if certain conditions are met, by permitting us to borrow up to $91.0 million more than we would otherwise be able to absent the receipt of this exemptive relief.
Fund III is subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. The SBA, as a creditor, will have a superior claim to Fund III’s assets over our stockholders in the event we liquidate Fund III or the SBA exercises its remedies under the SBA-guaranteed debentures issued by Fund III upon an event of default.
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
As of December 31, 2020, we had $91.0 million of outstanding SBA-guaranteed debentures, $72.8 million of 6.0% fixed rate notes due May 31, 2022 (the “2022 Notes”) outstanding, $52.1 million of 5.75% fixed rate convertible notes due May 31, 2022 (the “2022 Convertible Notes”) outstanding, and $0.0 outstanding under the KeyBank Credit Facility that provides for borrowings of up to $25.0 million on a revolving basis and may be increased up to $100.0 million in accordance with the terms and in the manner described in the KeyBank Credit Facility. The Order received from the SEC grants us relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.
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
At our 2020 Annual Stockholders Meeting, subject to certain required determinations made by our Board, we asked our stockholders to approve our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price below the then current net asset value per share during a period beginning on April 30, 2020 and expiring on April 29, 2021.
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
The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. In addition to the existing SBA-guaranteed debentures, the 2022 Notes, the 2022 Convertible Notes and the KeyBank Credit Facility, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not been leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distributions on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our Investment Advisor will be payable based on our gross assets, including those assets acquired through the use of leverage, our Investment Advisor will have a financial incentive to incur leverage that may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to our Investment Advisor.
The KeyBank Credit Facility, and any other credit facility into which we may enter, imposes financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our tax treatment as a RIC under the Code. Even though our Board has approved a resolution permitting the Company to be subject to a 150% asset coverage ratio, contractual leverage limitations under our existing KeyBank Credit Facility or future borrowings may limit our ability to incur additional indebtedness.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.
Assumed Return on Our Portfolio(1) (net of expenses)	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(39.5)%	(24.5)%	(9.4)%	5.6%	20.7%

(1)
Assumes $328.0 million in total assets, $215.9 million in debt outstanding and $108.9 million in net assets as of December 31, 2020. Assumes an average cost of funds of 4.76% which includes the stated interest rate and the SBA annual charge. Actual interest payments may be different.

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
In the past, the capital markets and the credit markets have experienced periods of extreme volatility and disruption, including the disruption caused by the COVID-19 pandemic, and accordingly, there has been and may continue to be uncertainty in the financial markets in general. Continuing U.S. debt ceiling and budget deficit concerns, including automatic spending cuts stemming from sequestration, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations. Any further disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.
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
We have fully drawn on our SBA-guaranteed debentures and, absent changes to legislation or regulation, may not make borrowings in excess of their aggregate $91.0 million of SBA-guaranteed debentures outstanding as of December 31, 2020. We also had $72.8 million and $52.1 million, respectively, of the 2022 Notes and 2022 Convertible Notes outstanding as of December 31, 2020. In addition, as of December 31, 2020, we had $0.0 outstanding under the KeyBank Credit Facility that provides for borrowings of up to $25.0 million on a revolving basis and may be increased up to $100.0 million in accordance with the terms and in the manner described in the KeyBank Credit Facility. If we are unable to secure additional debt financing on commercially reasonable terms, our liquidity could be reduced significantly. If we are unable to repay amounts outstanding under any debt facilities we may obtain and are declared in default or are unable to renew or refinance these facilities, we may not be able to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, another economic downturn or an operational problem that affects third parties or us and could materially damage our business.
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

If we are unable to consummate credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under the KeyBank Credit Facility or any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.
Certain historical data regarding our business, results of operations, financial condition and liquidity does not reflect the impact of the COVID-19 pandemic and related containment measures and therefore does not purport to be representative of our future performance.
The information included in this Annual Report on Form 10-K and our other reports filed with the SEC includes information regarding our business, results of operations, financial condition and liquidity as of dates and for periods before and during the impact of the COVID-19 pandemic and related containment measures (including quarantines and governmental orders requiring the closure of certain businesses, limiting travel, requiring that individuals stay at home or shelter in place and closing borders). Therefore certain historical information does not reflect the adverse impacts of the COVID-19 pandemic and the related containment measures. Accordingly, investors are cautioned not to unduly rely on such historical information regarding our business, results of operations, financial condition or liquidity, as that data does not reflect the adverse impact of the COVID-19 pandemic and therefore does not purport to be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us, or our business.
Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.
The effects of legislative and regulatory proposals directed at the financial services industry or affecting taxation, could negatively impact the operations, cash flows or financial condition of us and our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of business and could be subject to civil fines and criminal penalties.
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.
On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was signed into law, which increased from $50 billion to $250 billion the asset threshold for designation of “systemically important financial institutions” or “SIFIs” subject to enhanced prudential standards set by the Federal Reserve Board, staggering application of this change based on the size and risk of the covered bank holding company. On May 30, 2018, the Federal Reserve Board voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks. The effect of this change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.
Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact business and the business of our competitors over the long term, we will not know if, overall, it will benefit from them or be negatively affected by them.
In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. On January 31, 2020, the United Kingdom (the “UK”) ended its membership in the European Union (“Brexit”). Under the terms of the withdrawal agreement negotiated and agreed between the UK and the European Union, the UK’s departure from the European Union was followed by a transition period (the “Transition Period”), which ran until December 31, 2020 and during which the UK continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. On December 24, 2020, the European Union and UK governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the UK and European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the UK and the European Union. Notwithstanding the foregoing, the longer term economic, legal, political and social implications of Brexit are unclear at this stage and are likely to continue to lead to ongoing political and economic uncertainty and periods of increased volatility in both the UK and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK’s sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe.
There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.
As a result of the November 2020 elections in the United States, the Democratic Party gained control of both the Presidency and the Senate from the Republican Party. Therefore, changes in federal policy, including tax policies, and at regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.
Further downgrades of the U.S. credit rating, impending automatic spending cuts, another government shutdown or a failure to raise the statutory debt limit of the United States could negatively impact our liquidity, financial condition and earnings.
The U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including a suspension of the federal debt ceiling in August 2019, ratings agencies have lowered or threatened to lower the longterm sovereign credit rating on the United States. Further, the federal debt ceiling is scheduled to come back into effect on August 1, 2021, unless Congress takes legislative action to further extend or defer it.

The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived credit worthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
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
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory or administrative developmentsand proposals and their potential effect on an investment in our securities.
Due to the COVID-19 pandemic or other disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.
Due to the COVID-19 pandemic or other disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur US federal excise tax in order preserve cash and maintain flexibility.
As a BDC, we are not required to make any distributions to shareholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must distribute to shareholders for each taxable year at least 90.0% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders. We will be subject to a non-deductible 4.0% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax.
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
We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report or incorporated herein by reference, including the COVID-19 pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time, it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. If we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make distributions. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.
As a RIC, if we do not distribute a certain percentage of our income annually, we may suffer adverse tax consequences, including possibly losing the U.S. federal income tax benefits allowable to RICs. We cannot assure you that you will receive distributions at a particular level or at all.
In certain cases, we may recognize income before or without receiving the accompanying cash. Depending on the amount of noncash income, this could result in difficulty satisfying the annual distribution requirement applicable to RICs. Accordingly, we may have to sell some portfolio investments at times it would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements.
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
We may distribute taxable dividends that are payable in part in our common stock. In accordance with certain applicable U.S. Department of Treasury regulations and published guidance issued by the Internal Revenue Service, a publicly offered RIC may treat a distribution of its own stock as fulfilling the RIC distribution requirements if each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all shareholders must be at least 20.0% of the aggregate declared distribution. If too many shareholders elect to receive cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any shareholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such shareholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable shareholders receiving such dividends will be required to include the amount of the dividends as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our shareholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders and noteholders could lose confidence in our financial and other public reporting, which would harm our business.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on our business.
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
Fund II and Fund III, became our wholly owned subsidiaries after the completion of the Formation Transactions. Fund II was licensed to act as an SBIC and was regulated by the SBA until March 1, 2019, when we prepaid all remaining SBIC debts related to Fund II and relinquished Fund II’s license to act as an SBIC. Fund III is currently licensed to act as an SBIC and is regulated by the SBA. As of December 31, 2020, Fund III portfolio companies accounted for 62.5% of the fair value of our aggregate portfolio. An SBIC license allows an SBIC to borrow funds by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. The SBA regulations require, among other things, that a licensed SBIC be examined periodically and audited by an independent auditor to determine the SBIC’s compliance with the relevant SBA regulations.
Under current SBA regulations, a licensed SBIC may provide capital to those entities that have a tangible net worth not exceeding $19.5 million and an average net income after U.S. federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, a licensed SBIC must devote 25.0% of its investment activity to “smaller enterprises” as defined by the SBA. The definition of smaller enterprise generally includes businesses that (together with their affiliates) have a tangible net worth not exceeding $6.0 million and an average net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller enterprise, which depend on the industry in which the business is engaged and are based on factors such as the number of employees and gross sales. SBA regulations permit licensed SBICs to make long term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBA requirements may cause a Legacy Fund to forego attractive investment opportunities that are not permitted under SBA regulations.
The SBA also prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. Fund III was in compliance with the terms of the SBA’s leverage requirements as of December 31, 2020 as a result of having sufficient capital as defined under the SBA regulations. If, in the future, Fund III fails to comply with applicable SBA regulations, Fund III could, depending on the severity of the violation, limit or prohibit Fund III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit Fund III from making new investments. Such actions by Fund III would, in turn, negatively affect us because Fund III is our wholly owned subsidiary.

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
Our wholly owned SBIC subsidiary may be unable to make distributions to us that will enable us to meet or maintain RIC tax treatment, which could result in the imposition of a corporate-level U.S. federal income tax.
In order for us to continue to qualify for RIC tax treatment under the Code and to minimize corporate-level U.S. federal income taxes, we will be required to distribute substantially all of our net ordinary income and net capital gain income, including income from certain of our subsidiaries, which includes the income from Fund III. We will be partially dependent on Fund III for cash distributions to enable us to meet the RIC distribution requirements. Fund III may be limited by the SBIA, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our tax treatment as a RIC. We may have to request a waiver of the SBA’s restrictions for Fund III to make certain distributions to maintain our RIC tax treatment. We cannot assure you that the SBA will grant such waiver and if Fund III is unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of a corporate-level U.S. federal income tax on all of our income.
If we are unable to secure new SBIC licenses, we will not be able to access additional capital in the form of SBA-guaranteed debentures which may negatively impact our liquidity, financial condition, and earnings.
On May 1, 2020, the SBA issued a “green light” letter inviting us to continue its application process for Capitala SBIC Fund VII, LP (“Fund VII”), as a wholly owned SBIC subsidiary of Capitala Finance Corp. If approved, the additional SBIC license would provide us with an incremental source of attractive long-term capital. We cannot assure you that the SBA will approve our application for Fund VII. If we are unable to secure a license for Fund VII, our liquidity, financial condition, and earnings may be negatively impacted.
Our business is subject to increasingly complex corporate governance, public disclosure and accounting requirements that are costly and could adversely affect our business and financial results.
As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the 1934 Act, or the 1934 Act, as well as additional corporate governance requirements, including requirements under the Sarbanes Oxley Act, and other rules implemented by the SEC. Also, we are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ Stock Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. Our efforts to comply with these existing requirements, or any revised or amended requirements, have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.
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

We, the Investment Adviser and our portfolio companies are subject to risks associated with “phishing” and other cyber-attacks.
Our business and the business of our portfolio companies relies upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, ours and our portfolio companies’ information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking”, malicious software coding, social engineering or “phishing” attempts) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of service attacks on websites (i.e., efforts to make network services unavailable to intended users). The Investment Adviser’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, regulatory fines or penalties, or other adverse effects on our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks.
The Investment Adviser’s and other service providers’ increased use of mobile and cloud technologies could heighten the risk of a cyber-attack as well as other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond their control. The Investment Adviser’s and other service providers’ reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt their operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information. In addition, there is a risk that encryption and other protective measures against cyber-attacks may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available.
Additionally, remote working environments may be less secure and more susceptible to cyber-attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks associated with cyber-attacks are heightened under current conditions.
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
We and our service providers are currently impacted by quarantines and similar measures being enacted by governments in response to the global COVID-19 pandemic, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Policies of extended periods of remote working, whether by us or by our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above are heightened under current conditions.
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
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has delivered a shock to the global economy. The COVID-19 pandemic has led to and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including a recession and a steep increase in unemployment in the United States.
With respect to the U.S. credit markets (in particular for middle market loans), the COVID-19 pandemic has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of ”non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses.
While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopening their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, as of late December 2020, travelers from the United States are not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines produced for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

The COVID-19 pandemic is having, and any future outbreaks of COVID-19 could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this annual report on Form 10-K, it is impossible to determine the scope of the COVID-19 pandemic, or any future outbreaks of COVID-19, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.
If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations. Additionally, oil prices collapsed to an 18-year low on supply glut concerns, as shutdowns across the global economy sharply reduced oil demand while Saudi Arabia and Russia engaged in a price war. Central banks and governments have responded with liquidity injections to ease the strain on financial systems and stimulus measures to buffer the shock to businesses and consumers. These measures have helped stabilize certain portions of the financial markets over the short term, but volatility will likely remain elevated until the health crisis itself is under control (via fewer new cases, lower infection rates and/or verified treatments). There are still many unknowns and new information is incoming daily, compounding the difficulty of modeling outcomes for epidemiologists and economists alike.
We cannot be certain as to the duration or magnitude of the economic impact of the COVID-19 pandemic in the markets in which we and our portfolio companies operate, including with respect to travel restrictions, business closures, mitigation efforts (whether voluntary, suggested, or mandated by law) and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders.
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
The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of Capitala Finance or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (the “Control Share Act”) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Act, the Maryland Control Share Acquisition Act also may make it more difficult for a third-party to obtain control of us and increase the difficulty of consummating such a transaction. The SEC staff has rescinded its position that, under the 1940 Act, an investment company may not avail itself of the Control Share Act. As a result, we will amend our bylaws to be subject to the Control Share Act only if our Board determines that it would be in our best interests.
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
In addition, investing in lower middle-market and traditional middle-market companies involves a number of significant risks, including:
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
Most of the loans in which we invest are not structured to fully amortize during their lifetime. Accordingly, a significant portion of the principal amount of such a loan may be due at maturity. As of December 31, 2020, all debt instruments in our portfolio, on a fair value basis, will not fully amortize prior to maturity. In order to create liquidity to pay the final principal payment, borrowers typically must raise additional capital. If they are unable to raise sufficient funds to repay us or we have not elected to enter into a new loan agreement providing for an extended maturity, the loan will go into default, which will require us to foreclose on the borrower’s assets, even if the loan was otherwise performing prior to maturity. This will deprive Capitala Finance from immediately obtaining full recovery on the loan and prevent or delay the reinvestment of the loan proceeds in other, more profitable investments.
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
The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. The global impact of the COVID-19 pandemic is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity. The impact of COVID-19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.
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
In addition, due to the COVID-19 pandemic in the United States, certain personnel of our investment adviser are currently working remotely, which may introduce additional operational risk to us. Staff members of certain of our other service providers may also work remotely during the COVID-19 pandemic. An extended period of remote working could lead to service limitations or failures that could impact us or our performance.
Further, current market conditions resulting from the COVID-19 pandemic may make it difficult for us to obtain debt capital on favorable terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we would otherwise expect, including being at a higher cost in rising rate environments. If we are unable to raise debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make or fund commitments to portfolio companies. An inability to obtain indebtedness could have a material adverse effect on our business, financial condition or results of operations.
The health and performance of our portfolio companies could be adversely affected by political and economic conditions in the countries in which they conduct business.
Some of the products of our portfolio companies are developed, manufactured, assembled, tested or marketed outside the U.S. Any conflict or uncertainty in these countries, including due to natural disasters, public health concerns (including the global COVID-19 pandemic), political unrest or safety concerns, could harm their business, financial condition and results of operations. In addition, if the government of any country in which their products are developed, manufactured or sold sets technical or regulatory standards for products developed or manufactured in or imported into their country that are not widely shared, it may lead some of their customers to suspend imports of their products into that country, require manufacturers or developers in that country to manufacture or develop products with different technical or regulatory standards and disrupt cross-border manufacturing, marketing or business relationships which, in each case, could harm their businesses.
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
We currently hold a controlling equity position in one portfolio company. Although we may do so in the future, we expect that we will not hold controlling equity positions in most of our portfolio companies. If we do not hold a controlling equity position in a portfolio company, we are subject to the risk that the portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of the portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.
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
Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
Through comprehensive new global regulatory regimes impacting derivatives (e.g., the Dodd-Frank Act, European Market Infrastructure Regulation (“EMIR”), Markets in Financial Investments Regulation (“MIFIR”)/Markets in Financial Instruments Directive (“MIFID II”)), certain over-the-counter derivatives transactions in which we may engage are either now or will soon be subject to various requirements, such as mandatory central clearing of transactions which include additional margin requirements and in certain cases trading on electronic platforms, pre-and post-trade transparency reporting requirements and mandatory bi-lateral exchange of initial margin for non-cleared swaps. The Dodd-Frank Act also created new categories of regulated market participants, such as “swap dealers,” “security-based swap dealers,” “major swap participants,” and “major security-based swap participants” who are subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. The EU and some other jurisdictions are implementing similar requirements. Because these requirements are new and evolving (and some of the rules are not yet final), their ultimate impact remains unclear. However, even if the Company itself is not located in a particular jurisdiction or directly subject to the jurisdiction’s derivatives regulations, we may still be impacted to the extent we enter into a derivatives transaction with a regulated market participant or counterparty that is organized in that jurisdiction or otherwise subject to that jurisdiction’s derivatives regulations.
Based on information available as of the date of this annual report on Form 10-K, the effect of such requirements will be likely to (directly or indirectly) increase our overall costs of entering into derivatives transactions. In particular, new margin requirements, position limits and significantly higher capital charges resulting from new global capital regulations, even if not directly applicable to us, may cause an increase in the pricing of derivatives transactions entered into by market participants to whom such requirements apply or affect our overall ability to enter into derivatives transactions with certain counterparties. Such new global capital regulations and the need to satisfy the various requirements by counterparties are resulting in increased funding costs, increased overall transaction costs, and significantly affecting balance sheets, thereby resulting in changes to financing terms and potentially impacting our ability to obtain financing. Administrative costs, due to new requirements such as registration, recordkeeping, reporting, and compliance, even if not directly applicable to us, may also be reflected in our derivatives transactions. New requirements to trade certain derivatives transactions on electronic trading platforms and trade reporting requirements may lead to (among other things) fragmentation of the markets, higher transaction costs or reduced availability of derivatives, and/or a reduced ability to hedge, all of which could adversely affect the performance of certain of our trading strategies. In addition, changes to derivatives regulations may impact the tax and/or accounting treatment of certain derivatives, which could adversely impact us.
In November 2020, the SEC adopted new rules regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. BDCs that use derivatives would be subject to a value-at-risk leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s adopted rules. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of the Section 18 of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivative transactions under the adopted rule. Under the adopted rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
On July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the COVID-19 pandemic has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 pandemic on transition timelines and update the marketplace as soon as possible. Furthermore, on November 30, 2020, the Intercontinental Exchange, Inc. (“ICE”) announced that the ICE Benchmark Administration Limited, a wholly owned subsidiary of ICE and the administrator of LIBOR, announced its plan to extend the date that most U.S. LIBOR values would cease being computed and announced from December 31, 2021 to June 30, 2023. Despite this extension of the U.S. LIBOR transition deadline for certain LIBOR values, U.S. regulators continue to urge financial institutions to stop entering into new LIBOR transactions by the end of 2021. It is unclear if after 2021 LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. It is also unclear whether the COVID-19 pandemic will have further effect on LIBOR transition plans. We have exposure to LIBOR, including in financial instruments that mature after 2021. Our exposure arises from the value of our portfolio of LIBOR-indexed, floating-rate debt securities.
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
In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the “Paris Agreement”) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. On November 4, 2016, the past administration announced that the U.S. would cease participation in the Paris Agreement with the withdrawal taking effect on November 4, 2020. However, on January 20, 2021, President Joseph R. Biden signed an executive order to rejoin the Paris Agreement. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues.
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
We expect that our portfolio will continue to consist of investments that may have relatively limited operating histories. These companies may be particularly vulnerable to U.S. and foreign economic downturns such as the U.S. recession that began in mid-2007, the European financial crisis, and the COVID-19 related economic downturn, may have more limited access to capital and higher funding costs, may have a weaker financial position and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical and marketing resources. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these companies. We cannot assure you that any of our investments in our portfolio companies will be successful. Our portfolio companies compete with larger, more established companies with greater access to, and resources for, further development in these new technologies. We may lose our entire investment in any or all of our portfolio companies.
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
Shares of BDC’s have frequently traded at a market price that is less than the net asset value that is attributable to those shares. For example, as a result of the COVID-19 pandemic, the stocks of BDCs as an industry, including shares of our common stock, have traded below NAV, at or near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. In part as a result of adverse economic conditions and increasing pressure within the financial sector of which we are a part, our common stock has at times traded below its net asset value per share since our IPO on September 30, 2013. Our shares could continue trade at a discount to net asset value. The possibility that our shares of common stock may trade at a discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below its net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.
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
At our 2020 Annual Stockholders Meeting, subject to certain required determinations made by our Board, we asked and received approval from our stockholders to approve our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price below the then current net asset value per share during a period beginning on April 30, 2020 and expiring on April 29, 2021. Although our Board is generally required to make certain determinations prior to any issuance of our common stock at a price below the then current net asset value (“NAV”) per share, we may sell shares of our common stock at a price per share below the then current NAV in reliance on our stockholder approval obtained at the 2020 Annual Stockholders Meeting where the Board approved the Company’s ability to sell below NAV in a $50.0 million “at the market offering” (the “ATM Program”). However, we will not be able to sell below NAV in the ATM Program after April 29, 2021.
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

PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK
Shares of our common stock are traded on the NASDAQ Global Select Market under the symbol “CPTA.”
HOLDERS
The last reported price for shares of our common stock on March 5, 2021 was $16.51 per share. As of March 5, 2021 there were 34 holders of record of shares of our common stock.
PRICE RANGE OF COMMON STOCK AND DISTRIBUTIONS
The following table sets forth, for each fiscal quarter within the two most recent fiscal years, and the current fiscal quarter, the range of high and low intraday sales prices of our common stock as reported on the Nasdaq Global Select Market, the premium (discount) of sales price to our net asset value and the distributions declared by us for each fiscal quarter.
Fiscal Year Ended	NAV Per Share(1)(4)	Sales Price(4)		Premium or (Discount) of High Sales Price to NAV(2)	Premium or (Discount) of Low Sales Price to NAV(2)	Declared Distributions Per Share(3)(4)
		High	Low
December 31, 2021
First Quarter (through March 5, 2021)	*	$16.99	$14.04	*	*	—
December 31, 2020
Fourth Quarter	$40.19	$15.28	$8.40	(62.0)%	(79.1)%	—
Third Quarter	$39.99	$18.96	$9.20	(52.6)%	(77.0)%	—
Second Quarter	$38.75	$26.66	$13.08	(31.2)%	(66.2)%	—
First Quarter	$37.61	$55.20	$15.60	46.8%	(58.5)%	$1.50
December 31, 2019
Fourth Quarter	$54.84	$54.72	$48.42	(0.2)%	(11.7)%	$1.50
Third Quarter	$56.39	$59.94	$44.04	6.3%	(21.9)%	$1.50
Second Quarter	$57.27	$58.14	$47.82	1.5%	(16.5)%	$1.50
First Quarter	$69.66	$52.44	$40.98	(24.7)%	(41.2)%	$1.50

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

(4)
Amount per share has been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K.

*
Not determinable at the time of filing

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from NAV or at premiums that are unsustainable over the long term are separate and distinct from the risk that our NAV will decrease. Since our initial public offering on September 25, 2013, our shares of common stock have traded at times at both a discount and a premium to the net assets attributable to those shares. As of March 5, 2021, shares of our common stock traded at a discount of approximately (58.9%) of the NAV attributable to those shares as of December 31, 2020. It is not possible to predict whether the shares offered hereby will trade at, above, or below NAV.
DISTRIBUTIONS
In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we timely distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. We made quarterly distributions to our stockholders for the first four full quarters subsequent to our IPO. To the extent we had income available, we made monthly distributions to our stockholders from October 30, 2014 until March 30, 2020. As announced on April 1, 2020, distributions, if any, will be made on a quarterly basis effective for the second quarter of 2020. Our stockholder distributions, if any, will be determined by our Board on a quarterly basis. Any distributions to our stockholders will be declared out of assets legally available for distribution. On April 30, 2020, July 30, 2020, and October 29, 2020 the Company’s Board determined not to declare a distribution for the second quarter, third quarter, or fourth quarter, respectively, due to the impact of the COVID-19 pandemic on the Company’s expected net investment income.
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

The following tables summarize our distributions declared from January 1, 2018 through December 31, 2020:
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

(1)
Amount per share has been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K.

Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the year ended December 31, 2020, we estimate that total distributions of $4.1 million were comprised of approximately $0.7 million from ordinary income and $3.4 million from return of capital. For the year ended December 31, 2019, total distributions of $16.1 million were comprised of approximately $13.4 million from ordinary income and $2.7 million from return of capital. For the year ended December 31, 2018, total distributions of $16.0 million were comprised 100% of ordinary income.
PERFORMANCE GRAPH
The following graph compares the cumulative return on shares of our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on shares of our common stock, for the period from December 31, 2015 through December 31, 2020. The graph assumes that on December 31, 2015, a person invested $100 in each share of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. The graph also assumes that dividends paid are reinvested in the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year.
The graph and other information furnished under this Part II, Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.
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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	N/A(1)
Offering expenses borne by us (as a percentage of offering price)	N/A(2)
Dividend reinvestment plan fees (per sales transaction fee)	$15.00(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%
Annual expenses (as a percentage of net assets attributable to common stock):
Base management fee	5.61%(4)
Incentive fees payable from Net Investment Income	—%(5)
Incentive fee payable from Capital Gains	—%(5)
Interest payments on borrowed funds	8.98%(6)
Other expenses	4.21%(7)
Total annual expenses	18.80%(8)

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

(4)
Reflects our gross base management fee as a percentage of net assets. Our base management fee under the Investment Advisory Agreement is calculated at an annual rate of 1.75% of our gross assets, which is our total assets as reflected on our balance sheet and includes any borrowings for investment purposes. The gross base management fee reflected in the table above is based on the fiscal year ended December 31, 2020. See “Investment Advisory Agreement.”

(5)
Assumes that annual incentive fees earned by Capitala Investment Advisors remain consistent with the incentive fees earned by Capitala Investment Advisors during the fiscal year ended December 31, 2020 and includes accrued capital gains incentive fee. As of December 31, 2020, Capitala Investment Advisors has accrued no capital gains incentive fee. As we cannot predict whether we will meet the thresholds for incentive fees under the Investment Advisory Agreement, the incentive fees paid in subsequent periods, if any, may be substantially different than the fees incurred during the fiscal year ended December 31, 2020. On January 4, 2016, Capitala Investment Advisors voluntarily agreed to waive all or such portion of the quarterly incentive fees earned by Capitala Investment Advisors that would otherwise cause the Company’s quarterly net investment income to be less than the distribution payments declared by the Company’s Board of Directors. Quarterly incentive fees are earned by Capitala Investment Advisors pursuant to the Investment Advisory Agreement. Incentive fees subject to the waiver cannot exceed the amount of incentive fees earned during the period, as calculated on a quarterly basis. Capitala Investment Advisors will not be entitled to recoup any amount of incentive fees that it waives. This waiver was effective in the fourth quarter of 2015 and will continue unless otherwise publicly disclosed by the Company. However, because this is a voluntary waiver that is not guaranteed to last indefinitely, the incentive fee reflected in the above table is presented on a gross basis and does not take into account the voluntary fee waiver. For more detailed information about the incentive fee calculations, see Part I, Item 1. Business, Agreements, Investment Advisory Agreement section of this Annual Report on Form 10-K.

(6)
In addition to our existing SBA-guaranteed debentures, 2022 Notes, and 2022 Convertible Notes, we may borrow funds from time to time to make investments to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities or if the economic situation is otherwise conducive to doing so. The costs associated with any borrowings are indirectly borne by our stockholders. As of December 31, 2020, we had $72.8 million of 2022 Notes, and $52.1 million of Convertible Notes outstanding. For purposes of this calculation, we have assumed that the December 31, 2020 amounts of 2022 Notes and 2022 Convertible Notes remain outstanding, and have computed interest expense using an assumed interest rate of 6.0% for the 2022 Notes, and 5.75% for the 2022 Convertible Notes which were the rates payable as of December 31, 2020. We have assumed $91.0 million of SBA-guaranteed debentures outstanding and have computed interest expense using an assumed interest rate of 3.21%. We have also assumed borrowings of $0.0 under the KeyBank Credit Facility.
(7)
“Other expenses” include our overhead expenses, including payments by us under the Administration Agreement based on the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement, and expenses relating to the Dividend Reinvestment Plan, for the fiscal year ended December 31, 2020.

(8)
The holders of shares of our common stock indirectly bear the cost associated with our annual expenses.

Example
The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in shares of our common stock. In calculating the following expense amounts, we have assumed that our borrowings and annual operating expenses would remain at the levels set forth in the table above. In the event that shares of our common stock are sold to or through underwriters, a prospectus supplement will restate this example to reflect the applicable sales load and offering expenses. See Note 6 above for additional information regarding certain assumptions regarding our level of leverage.
	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return	$188	$490	$714	$1,054
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
	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return	$198	$511	$737	$1,068
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
SALES OF UNREGISTERED SECURITIES
During the year ended December 31, 2020, we issued 10,453 shares of common stock under our DRIP, after retroactively adjusting for the one-for-six reverse stock split. The issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our DRIP during the year ended December 31, 2020 was approximately $0.3 million. Other than the shares issued under our DRIP during the year ended December 31, 2020, we did not sell any unregistered equity securities.
ISSUER PURCHASES OF EQUITY SECURITIES
None.

ITEM 6.
SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company as of and for the years ended December 31, 2020, 2019, 2018, 2017, and 2016 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, our independent registered public accounting firm. This consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows (dollars in thousands except share and per share data):
	As of and for the years ended December 31,
	2020	2019	2018	2017	2016
Consolidated statements of operations data:
Total investment income	$26,446	$44,035	$47,293	$51,089	$68,312
Total expenses, net of fee waivers	26,388	30,992	31,271	35,565	39,272
Net investment income	58	13,043	16,022	15,524	29,040
Net realized loss from investments	(24,049)	(19,756)	(34,804)	(24,189)	(22,766)
Net unrealized (depreciation) appreciation on investments and written call option	(11,611)	(20,306)	840	2,970	2,878
Tax (provision) benefit	—	(628)	1,916	(1,289)	—
Net realized gain on extinguishment of debt	155	—	—	—	—
Net (decrease) increase in net assets resulting from operations	$(35,447)	$(27,647)	$(16,026)	$(6,984)	$9,152
Per share data(2):
Net investment income	$0.02	$4.86	$6.01	$5.86	$11.01
Net (decrease) increase in net assets resulting from operations	$(13.08)	$(10.29)	$(6.01)	$(2.63)	$3.47
Distributions declared	$1.50	$6.00	$6.00	$8.52	$10.80
Net asset value per share	$40.19	$54.84	$71.26	$83.46	$94.75
Consolidated statements of assets and liabilities data:
Total assets	$327,997	$427,337	$493,165	$534,595	$584,415
Total net assets	$108,947	$148,113	$190,644	$221,887	$250,582
Other data:
Total return(1)	(71.10)%	37.75%	12.14%	(35.68)%	24.07%
Number of portfolio company investments at year end	36	43	44	47	53
Total portfolio investments for the year	$21,070	$77,831	$107,802	$82,750	$120,844
Investment repayments for the year	$75,761	$128,122	$123,517	$115,810	$163,564

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

(2)
Amount per share has been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K.

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
•
our future operating results and the impact of the COVID-19 pandemic thereon;

•
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
We invest in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market and traditional middle-market companies.
As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally must invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150%, if certain requirements are met, after such borrowing, with certain limited exceptions. The Small Business Credit Availability Act (the “SBCA”) allows BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met. On November 1, 2018, our board of directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage, and as a result, our asset coverage requirements for senior securities was changed from 200% to 150%, effective November 1, 2019. As of December 31, 2020, our asset coverage ratio was 187.2%. To maintain our regulated investment company (“RIC”) status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.
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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their small business investment company (“SBIC”) licenses issued by the U.S. Small Business Administration (“SBA”), and continued to hold their existing investments at the time of IPO and have continued to make new investments after the IPO. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (“SBA-guaranteed debentures”) and relinquished its SBIC license.
At the time of the Formation Transactions, our portfolio consisted of: (1) approximately $326.3 million in investments; (2) an aggregate of approximately $67.1 million in cash, interest receivable and other assets; and (3) liabilities of approximately $202.2 million of SBA-guaranteed debentures payable. Fund III, our subsidiary, is licensed under the Small Business Investment Act, of 1958, as amended, and has elected to be regulated as BDC under the 1940 Act. Fund II, our subsidiary, was licensed under the SBIC Act until March 1, 2019 and has elected to be regulated as a BDC under the 1940 Act.
The Company has formed and expects to continue to form certain consolidated taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for U.S. federal income tax purposes. The Taxable Subsidiaries allow the Company to make equity investments in companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.
Capitala Business Lending, LLC (“CBL”), a wholly-owned subsidiary of ours, was established on October 30, 2020, for the sole purpose of holding certain investments pledged as collateral under a senior secured revolving credit agreement with KeyBank National Association (the “KeyBank Credit Facility”). See “Financial Condition, Liquidity and Capital Resources” for more details. The financial statements of CBL are consolidated with those of Capitala Finance Corp.
Reverse Stock Split
On July 30, 2020, the Company’s board of directors (the “Board”) approved a one-for-six reverse stock split of shares of the Company’s common stock. Accordingly, on August 3, 2020, the Company filed Articles of Amendment (the “Articles of Amendment”) to its Articles of Amendment and Restatement with the State Department of Assessments and Taxation of the State of Maryland to effectuate a one-for-six reverse stock split (the “Reverse Stock Split”) of the Company’s shares of common stock, par value $0.01 per share (the “Shares”). The Reverse Stock Split became effective at 5:00 p.m. Eastern Time on August 21, 2020 (the “Effective Time”). At the Effective Time, every six (6) issued and outstanding Shares were converted into one (1) Share. The Articles of Amendment also provided that there was no change in the par value of $0.01 per Share as a result of the Reverse Stock Split.
No fractional shares of common stock were issued in connection with the Reverse Stock Split and fractional shares of common stock were eliminated by paying cash for the fair value of a fractional portion of Shares. The Reverse Stock Split applied to all of the Company’s outstanding Shares and therefore did not affect any shareholder’s relative ownership percentage.
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
The Company’s financial statements as of December 31, 2020 and 2019, and for the years ended December 31, 2020, 2019, and 2018 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.
Consolidation
As provided under ASC 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned investment company subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) in its consolidated financial statements. The Company did not consolidate its interest in Capitala Senior Loan Fund II, LLC (“CSLF II”) during the periods it was in existence because the investment was not considered a substantially wholly owned investment company subsidiary. Further, CSLF II was a joint venture for which shared power existed relating to the decisions that most significantly impact the economic performance of the entity. See Note 4 to the consolidated financial statements for a description of the Company’s investment in CSLF II.
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
Dividend income and paid-in-kind dividends:   Dividend income is recognized on the date dividends are declared. The Company holds preferred equity investments in the portfolio that contain a PIK dividend provision. PIK dividends, which represent contractually deferred dividends added to the equity balance, are recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company will typically cease accrual of PIK dividends when the fair value of the equity investment is less than the cost basis of the investment or when it is otherwise determined by management that PIK dividends are unlikely to be collected. If management determines that a decline in fair value is temporary in nature and PIK dividends are more likely than not to be collected, management may elect to continue accruing PIK dividends.

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
The tax years ended December 31, 2020, 2019, 2018, and 2017 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the years ended December 31, 2020, 2019, and 2018. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.
The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of December 31, 2020 and 2019, the Company recorded a net deferred tax asset of $0.0. For the years ended December 31, 2020, 2019 and 2018, the Company recorded a deferred tax benefit (provision) of $0.0, $(0.6) million, and $1.9 million, respectively. As of December 31, 2020 and 2019, the valuation allowance on the Company’s deferred tax asset was $4.6 million and $3.2 million, respectively. During the years ended December 31, 2020, 2019, and 2018 the Company recognized an increase in the valuation allowance of $1.4 million, $2.8 million, and $0.0 respectively.
In accordance with certain applicable U.S. treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive its entire distribution in either cash or stock of the RIC, subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20.0% of its entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock .
ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s U.S. federal income tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of December 31, 2020 and 2019, there were no uncertain tax positions.
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
The Company has concluded that it was not necessary to record a liability for any such tax positions as of December 31, 2020 or 2019. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.
Portfolio and Investment Activity
The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests primarily in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market companies and traditional middle-market companies. As of December 31, 2020, our portfolio consisted of investments in 36 portfolio companies with a fair value of approximately $274.7 million.
Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of December 31, 2020, 14.5% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2019, 18.1% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.
The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.
During the year ended December 31, 2020, we made approximately $21.1 million of investments and had approximately $75.8 million in repayments and sales of investments resulting in net repayments and sales of approximately $54.7 million for the year. During the year ended December 31, 2019, we made approximately

$77.8 million of investments and had approximately $128.1 million in repayments and sales resulting in net repayments and sales of approximately $50.3 million for the year.
As of December 31, 2020, our debt investment portfolio, which represented 75.2% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 10.0%. As of December 31, 2020, 48.9% of the fair value of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2019, our debt investment portfolio, which represented 78.6% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 11.5%. As of December 31, 2019, 37.2% of the fair value of our debt investment portfolio was bearing a fixed rate of interest.
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
As of December 31, 2020, the Board approved the fair value of our investment portfolio of approximately $274.7 million in good faith in accordance with our valuation procedures. The Board approved the fair value of our investment portfolio as of December 31, 2020 with input from a third-party valuation firm and the Investment Advisor based on information known or knowable as of the valuation date, including trailing and forward-looking data. The COVID-19 pandemic is an unprecedented circumstance that materially impacts the fair value of our investments. As a result, the fair value of our portfolio investments may be further negatively impacted after December 31, 2020 by circumstances and events that are not yet known.
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
As of December 31, 2020, we had debt investments in four portfolio companies on non-accrual status with an aggregate amortized cost of $37.5 million and an aggregate fair value of $20.8 million, which represented 13.5% and 7.6% of the investment portfolio, respectively. As of December 31, 2019, we had no investments on non-accrual status. The increase in non-accrual investments from December 31, 2019 to December 31, 2020 was largely driven by the economic impact of the COVID-19 pandemic.
The following table summarizes the amortized cost and the fair value of investments as of December 31, 2020 (dollars in thousands):
	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$185,108	66.7%	$167,418	60.9%
Second Lien Debt	39,026	14.0	39,209	14.3
Equity and Warrants	53,518	19.3	68,065	24.8
Total	$277,652	100.0%	$274,692	100.0%
The following table summarizes the amortized cost and the fair value of investments as of December 31, 2019 (dollars in thousands):
	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$235,646	66.6%	$231,203	63.8%
Second Lien Debt	54,079	15.3	53,857	14.8
Equity and Warrants	50,556	14.3	63,841	17.6
Capitala Senior Loan Fund II, LLC	13,600	3.8	13,631	3.8
Total	$353,881	100.0%	$362,532	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of December 31, 2020 and 2019 (dollars in thousands):
	December 31, 2020		December 31, 2019
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$36,794	13.4%	$40,410	11.2%
Healthcare	23,899	8.7	27,928	7.7
Sales & Marketing Services	20,947	7.6	19,291	5.3
Financial Services	15,721	5.7	29,517	8.1
Consumer Products	15,649	5.7	25,118	6.9
Automobile Part Manufacturer	14,935	5.5	15,056	4.2
Security System Services	14,727	5.4	16,063	4.4
IT Consulting	13,199	4.8	13,773	3.8
Multi-platform media and consumer products	13,000	4.7	13,000	3.6
Textile Equipment Manufacturer	11,868	4.3	11,564	3.2
Government Services	11,381	4.1	11,279	3.1
Information Technology	11,154	4.1	10,009	2.8
Healthcare Management	10,673	3.9	12,607	3.5
Entertainment	10,241	3.7	10,912	3.0
Electronic Machine Repair	8,759	3.2	6,100	1.7
Wireless Deployment Services	6,948	2.5	7,000	1.9
Testing laboratories	6,449	2.4	7,026	1.9
Medical Device Distributor	5,019	1.8	4,904	1.4
QSR Franchisor	4,707	1.7	1,881	0.5
Advertising & Marketing Services	4,212	1.5	4,262	1.2
Data Services	3,856	1.4	4,749	1.3
Home Repair Parts Manufacturer	2,461	0.9	2,489	0.7
Online Merchandise Retailer	2,253	0.8	2,877	0.8
Footwear Retail	2,011	0.7	3,326	0.9
Oil & Gas Engineering and Consulting Services	1,418	0.5	5,908	1.6
Household Product Manufacturer	758	0.3	758	0.2
General Industrial	670	0.3	838	0.2
Oil & Gas Services	493	0.2	2,273	0.6
Data Processing & Digital Marketing	490	0.2	708	0.2
Food Product Manufacturer	—	—	17,609	4.9
Investment Funds	—	—	13,631	3.8
Retail	—	—	10,045	2.8
Restaurant	—	—	4,697	1.3
Logistics	—	—	2,924	0.8
Computer Supply Retail	—	—	1,490	0.4
Professional and Personal Digital Imaging	—	—	510	0.1
Total	$274,692	100.0%	$362,532	100.0%

All investments made by the Company as of December 31, 2020 and 2019 were made in portfolio companies located in the U.S. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value as of December 31, 2020 and 2019 (dollars in thousands):
	At December 31, 2020		At December 31, 2019
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$140,048	51.0%	$165,963	45.8%
West	50,212	18.3	70,102	19.3
Midwest	48,255	17.6	55,283	15.3
Northeast	36,177	13.1	71,184	19.6
Total	$274,692	100.0%	$362,532	100.0%
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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2020 and 2019 (dollars in thousands):
	As of December 31, 2020		As of December 31, 2019
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$96,703	35.2%	$85,688	23.6%
2	140,111	51.0	219,855	60.7
3	17,111	6.2	56,989	15.7
4	20,767	7.6	—	—
5	—	—	—	—
Total	$274,692	100.0%	$362,532	100.0%
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
In May 2020, the Company and Trinity elected to wind-down operations of CSLF II. On June 1, 2020, CSLF II sold its existing assets with the Company and Trinity each purchasing approximately 50% of CSLF II’s debt investments at their par value. On June 12, 2020, CSLF II declared final distributions and returned all remaining capital of $13.1 million and $3.3 million to the Company and Trinity, respectively. For the years ended December 31, 2020 and 2019, the Company received $0.0 and $1.0 million, respectively, in dividend income from its equity interest in CSLF II.
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
On September 3, 2019, CSLF II entered into a senior secured revolving credit facility (the “CSLF II Credit Facility”) with KeyBank Specialty Finance Lending, an affiliate of KeyCorp. The CSLF II Credit Facility provided for borrowings up to $60.0 million, subject to certain borrowing base restrictions. Borrowings under the CSLF II Credit Facility bore interest at a rate of one-month LIBOR + 2.25%. Prior to the termination of the CSLF II Credit Facility, CSLF II incurred unused fees of .35% when utilization of the CSLF II Credit Facility exceeded 50% and .65% when utilization of the CSLF II Credit Facility was less than 50%. On June 5, 2020, CSLF II terminated the CSLF II Credit Facility and repaid all amounts outstanding.
As of December 31, 2019, $12.7 million was outstanding under the CSLF II Credit Facility. For the years ended December 31, 2020 and 2019, CSLF II incurred interest and financing expenses of $1.1 million and $0.2 million, respectively.
On September 3, 2019, the Company and Trinity committed to provide $25.0 million of subordinated debt (the “Subordinated Notes”) to CSLF II, with the Company providing $5.0 million and Trinity providing $20.0 million. The Subordinated Notes were scheduled to mature on September 3, 2024, however, the Subordinated Notes were terminated on June 12, 2020.
As of December 31, 2019, $0.0 were outstanding on the Subordinated Notes. As of December 31, 2019, the Company and Trinity had $5.0 million and $20.0 million of unfunded commitments related to the

Subordinated Notes, respectively. For the years ended December 31, 2020 and 2019, CSLF II did not incur any interest and financing expenses related to the Subordinated Notes.
Below is a summary of CSLF II’s portfolio as of December 31, 2019 (dollars in thousands):
December 31, 2019
First lien loans(1)	$28,396
Weighted average current interest rate on first lien loans	6.4%
Number of portfolio companies	5
Largest portfolio company investment(1)	$7,443
Total of five largest portfolio company investments(1)	$28,396

(1)
Based on principal amount outstanding at period end.

Below is CSLF II’s schedule of investments as of December 31, 2019 (dollars in thousands):
Portfolio Company	Industry	Type of Investment	Principal Amount	Cost	Fair Value
Investments at Fair Value
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.0% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	$5,445	$5,445	$5,445
Installs, LLC	Logistics	First Lien Debt (5.8% Cash (1 month LIBOR + 4.0%, 1.8% Floor), Due 6/20/23)	7,443	7,443	7,443
RAM Payment, LLC	Financial Services	First Lien Debt (6.7% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	6,653	6,653	6,653
Rapid Fire Protection, Inc.(1)	Security System Services	First Lien Debt (5.5% Cash (1 month LIBOR + 3.8%, 1.8% Floor), Due 11/22/24)	4,400	4,400	4,400
U.S. BioTek Laboratories, LLC	Testing Laboratories	First Lien Debt (7.0% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	4,455	4,455	4,455
TOTAL INVESTMENTS			$28,396	$28,396	$28,396

(1)
The investment has a $3.0 million unfunded commitment.

Below are the statements of assets and liabilities for CSLF II as of December 31, 2020 and 2019 (dollars in thousands):
	As of
	December 31, 2020	December 31, 2019
ASSETS
Investments at fair value (amortized cost of $0 and $28,396, respectively)	$—	$28,396
Cash and cash equivalents	—	704
Interest receivable	—	151
Other assets	—	7
Total assets	$—	$29,258

	As of
	December 31, 2020	December 31, 2019
LIABILITIES
Credit facility (net of deferred financing costs of $0 and $621, respectively)	$—	$12,079
Interest and financing fees payable	—	113
Accounts payable	—	27
Total liabilities	$—	$12,219
NET ASSETS
Members’ capital	$—	$17,039
Total net assets	$—	$17,039

Below are the statements of operations for CSLF II (dollars in thousands):
	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
INVESTMENT INCOME
Interest income	$650	$1,372
Fee income	5	175
Total investment income	$655	$1,547
EXPENSES
Interest and financing expenses	$1,135	$151
General and administrative expenses	164	176
Total expenses	$1,299	$327
NET INVESTMENT (LOSS) INCOME	$(644)	$1,220
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(644)	$1,220
Results of Operations
Our operating results for the years ended December 31, 2020 and 2019 were as follows (dollars in thousands):
	For the Years Ended December 31,
	2020	2019
Total investment income	$26,446	$44,035
Total expenses, net of incentive fee waiver	26,388	30,992
Net investment income	58	13,043
Net realized loss on investments	(24,049)	(19,756)
Net unrealized depreciation on investments	(11,611)	(20,306)
Tax provision	—	(628)
Net realized gain on extinguishment of debt	155	—
Net decrease in net assets resulting from operations	$(35,447)	$(27,647)

Investment income
The composition of our investment income for the years ended December 31, 2020 and 2019 was as follows (dollars in thousands):
	For the Years Ended December 31,
	2020	2019
Interest income	$23,669	$36,106
Fee income	778	1,470
Payment-in-kind interest and dividend income	1,923	2,962
Dividend income	25	3,299
Interest from cash and cash equivalents	51	198
Total investment income	$26,446	$44,035
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
For the year ended December 31, 2020, total investment income decreased by $17.6 million, or 39.9%, compared to the year ended December 31, 2019. The decrease from the prior year was driven primarily by a decrease in interest income, from $36.1 million for the year ended December 31, 2019 to $23.7 million for the year ended December 31, 2020. The decline in interest income is primarily due to lower average outstanding debt investments for the year ended December 31, 2020 compared to the year ended December 31, 2019. PIK income declined from $3.0 million for the year ended December 31, 2019 to $1.9 million for the year ended December 31, 2020. The decrease in PIK income was due to a decline in investments with a contractual PIK rate. For the year ended December 31, 2020, we generated $0.2 million in origination fees from new deployments and $0.6 million in other fees. Comparatively, for the year ended December 31, 2019, we generated $1.2 million in origination fees from new deployments and $0.3 million in other fees. Dividend income decreased from $3.3 million for the year ended December 31, 2019 to $25.0 thousand for the year ended December 31, 2020 due to $1.0 million in dividends from our investment in CSLF II and several one-time dividends received from portfolio companies during the year ended December 31, 2019.

Operating expenses
The composition of our expenses for the years ended December 31, 2020 and 2019 was as follows (dollars in thousands):
	For the Years Ended December 31,
	2020	2019
Interest and financing expenses	$15,144	$17,121
Base management fee	6,428	7,967
Incentive fees, net of incentive fee waiver	—	1,209
Administrative service fees	1,400	1,400
General and administrative expenses	3,416	3,295
Total expenses, net of fee waiver	$26,388	$30,992
For the year ended December 31, 2020, operating expenses decreased by $4.6 million, or 14.9%, compared to the year ended December 31, 2019. Interest and financing expenses declined from $17.1 million for the year ended December 31, 2019 to $15.1 million for the year ended December 31, 2020 due primarily to lower average debt outstanding during the period, offset in part by $1.1 million in accelerated deferred financing expenses from the termination of the ING Credit Facility during the year ended December 31, 2020. Our base management fee declined from $8.0 million for the year ended December 31, 2019 to $6.4 million for the year ended December 31, 2020 due to lower average assets under management. Incentive fees, net of incentive fee waiver, decreased from $1.2 million to $0.0 primarily due to better net investment income returns in relation to our net asset value for the year ended December 31, 2019. Administrative services fees were the same for the years ended December 31, 2020 and 2019 at $1.4 million. General and administrative expenses increased from $3.3 million for the year ended December 31, 2019 to $3.4 million for the year ended December 31, 2020.
Net realized losses on sales of investments
During the years ended December 31, 2020 and 2019, we recognized $(24.0) million and $(19.8) million of net realized losses on our portfolio investments, respectively.
Net unrealized depreciation on investments
Net change in unrealized depreciation on investments reflects the net change in the fair value of our investment portfolio. For the years ended December 31, 2020 and 2019, we had $(11.6) million and $(20.3) million of unrealized depreciation on investments, respectively.
Tax provision
For the years ended December 31, 2020 and 2019, we recorded a tax provision of $0.0 and $(0.6) million, respectively.
Changes in net assets resulting from operations
For the years ended December 31, 2020 and 2019, we recorded a net decrease in net assets resulting from operations of $(35.4) million and $(27.6) million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2020 and 2019, our per share net decrease in net assets resulting from operations was $(13.08) and $(10.29), respectively. Per share data has been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis.
For the years ended December 31, 2019 and 2018
The comparison of the fiscal years ended December 31, 2019 and 2018 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2019 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

Financial Condition, Liquidity and Capital Resources
We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our stockholders, and repay indebtedness.
Since our IPO, we have raised approximately $136.0 million in net proceeds from equity offerings through December 31, 2020.
ING Credit Facility
On October 17, 2014, the Company entered into a senior secured revolving credit agreement (as amended, the “ING Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. The ING Credit Facility was set to mature on April 30, 2022. On June 19, 2020, the Company unilaterally terminated the ING Credit Facility.
KeyBank Credit Facility
On October 30, 2020, CBL, a direct, wholly owned, consolidated subsidiary of the Company, entered into the KeyBank Credit Facility with the Investment Adviser, as collateral manager, the lenders from time to time parties thereto (each a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $25.0 million as of October 30, 2020. CBL may, on any business day prior to October 28, 2022, request an increase in the aggregate principal amount from $25.0 million to $100.0 million in accordance with the terms and in the manner described in the KeyBank Credit Facility. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through October 28, 2022, unless there is an earlier termination or event of default. The KeyBank Credit Facility matures on October 28, 2023, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at one-month LIBOR plus 3.5%. As of December 31, 2020, the Company had $0 outstanding and $25.0 million available under the KeyBank Credit Facility.
2022 Notes
On May 16, 2017, we issued $70.0 million in aggregate principal amount of 6.0% fixed-rate notes due May 31, 2022 (the “2022 Notes”). On May 25, 2017, we issued an additional $5.0 million in aggregate principal amount of the 2022 Notes pursuant to a partial exercise of the underwriters’ overallotment option. The 2022 Notes will mature on May 31, 2022 and may be redeemed in whole or in part at any time or from time to time at our option on or after May 31, 2019 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2022 Notes is payable quarterly. The 2022 Notes are listed on the NASDAQ Global Select Market under the trading symbol “CPTAL” with a par value of $25.00 per share. As of December 31, 2020, the Company had approximately $72.8 million in aggregate principal amount of 2022 Notes outstanding.
2022 Convertible Notes
On May 26, 2017, we issued $50.0 million in aggregate principal amount of 5.75% fixed-rate convertible notes due May 31, 2022 (the “2022 Convertible Notes”). On June 26, 2017, we issued an additional $2.1 million in aggregate principal amount of the 2022 Convertible Notes pursuant to a partial exercise of the underwriters’ overallotment option. Interest on the 2022 Convertible Notes is payable quarterly. The 2022 Convertible Notes are listed on the NASDAQ Capital Market under the trading symbol “CPTAG” with a par value of $25.00 per share. As of December 31, 2020, the Company had approximately $52.1 million in aggregate principal amount of 2022 Convertible Notes outstanding.
Bond Repurchase Program
On July 30, 2020, the Board approved a bond repurchase program which authorizes the Company to repurchase up to an aggregate of $10.0 million worth of the Company’s outstanding 2022 Notes and/or 2022 Convertible Notes (the “Bond Repurchase Program”). The Bond Repurchase Program will terminate upon the earlier of (i) July 30, 2021 or (ii) the repurchase of an aggregate of $10.0 million worth of 2022 Notes and/or 2022 Convertible Notes. During the year ended December 31, 2020, the Company purchased approximately $2.2 million of outstanding principal of the 2022 Notes under the Bond Repurchase Program, resulting in a net realized gain of $0.2 million. During the year ended December 31, 2020, the Company did not purchase any of the 2022 Convertible Notes.
SBA-guaranteed debentures
As of December 31, 2020, Fund III had $75.0 million in regulatory capital and $91.0 million in SBA-guaranteed debentures outstanding. In addition to our existing SBA-guaranteed debentures, we may, if permitted by regulation, seek to issue additional SBA-guaranteed debentures as well as other forms of leverage and borrow funds to make investments. On June 10, 2014, we received an exemptive order from the SEC exempting us, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the 1934 Act, with respect to Fund II and Fund III. We intend to comply with the conditions of the order.
ATM Program
On December 31, 2019, we entered into an open market sale agreementSM with Jefferies LLC pursuant to which we may issue and sell up to $50.0 million in aggregate amount of shares of our common stock in amounts, and at times, to be determined by us (the “ATM Program”). Actual sales in this ATM Program will depend on a variety of factors to be determined by us including market conditions, the trading price of our common stock and determinations by us of the appropriate sources of funding. We may issue shares of our common stock at a price below the then current NAV per share pursuant to the ATM Program. There were no sales of shares of our common stock under the ATM Program during the year ended December 31, 2020.
We are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150% if certain requirements are met, after such borrowing, with certain limited exceptions. The SBCA allows BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of total assets), if certain requirements are met. On November 1, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage and as a result, our asset coverage requirements for senior securities was changed from 200% to 150%, effective November 1, 2019. As of December 31, 2020, our asset coverage ratio was 187.2%. If our asset coverage ratio falls below 150% due a decline in the fair market of our portfolio, including as the result of the economic impact caused by the COVID-19 pandemic, we may be limited in our ability to raise additional debt.
As of December 31, 2020, we had $49.9 million in cash and cash equivalents, and our net assets totaled $108.9 million.
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

A summary of our significant contractual payment obligations as of December 31, 2020 are as follows (dollars in thousands):
	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
SBA-guaranteed debentures	$6,000	$85,000	$—	$—	$91,000
2022 Notes	—	72,833	—	—	72,833
2022 Convertible Notes	—	52,088	—	—	52,088
KeyBank Credit Facility	—	—	—	—	—
Total Contractual Obligations	$6,000	$209,921	$—	$—	$215,921
Senior Securities
Information about the Company’s senior securities as of December 31, 2020, 2019, 2018, 2017, 2016, 2015, 2014 and 2013, and information about Fund II’s and Fund III’s senior securities as of December 31, 2012 and 2011 are shown in the following table.
Class and Year	Total Amount Outstanding(1)	Assets Coverage Per Unit(2)(7)		Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4)
	(in thousands)
Capitala Finance Corp.
KeyBank Credit Facility(5)
2020	$—		$1,900	—	N/A
ING Credit Facility(6)
2019	—		2,200	—	N/A
2018	10,000		2,400	—	N/A
2017	9,000		2,600	—	N/A
2016	44,000		2,600	—	N/A
2015	70,000		2,500	—	N/A
2014	—		1,800	—	N/A
2022 Notes
2020	$72,833		$1,900	—	$867
2019	75,000		2,200	—	1,000
2018	75,000		2,400	—	996
2017	75,000		2,600	—	1,014
2022 Convertible Notes
2020	$52,088		$1,900	—	$856
2019	52,088		2,200	—	994
2018	52,088		2,400	—	984
2017	52,088		2,600	—	1,001
SBA-guaranteed debentures
2020	$91,000	$	N/A	—	N/A
2019	150,000		N/A	—	N/A
2018	165,700		N/A	—	N/A
2017	170,700		N/A	—	N/A
2016	170,700		N/A	—	N/A

Class and Year	Total Amount Outstanding(1)	Assets Coverage Per Unit(2)(7)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4)
	(in thousands)
2015	184,200	N/A	—	N/A
2014	192,200	1,800	—	N/A
2013	202,200	2,300	—	N/A
Fund II SBA-guaranteed debentures
2012	$52,200	$2,000	—	N/A
2011	52,200	1,600	—	N/A
Fund III SBA-guaranteed debentures
2012	$125,000	$1,700	—	N/A
2011	90,000	1,700	—	N/A

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

(3)
The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “— ” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

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

(5)
As of December 31, 2020, there was no outstanding balance on the KeyBank Credit Facility. As of March 5, 2021 there was no outstanding balance on the KeyBank Credit Facility.

(6)
On June 19, 2020, the Company unilaterally terminated the ING Credit Facility.

(7)
We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of December 31, 2020, 2019, 2018, 2017, 2016, and 2015 pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the asset coverage ratio we are required to satisfy under the 1940 Act.

Distributions
In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we timely distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. We made quarterly distributions to our stockholders for the first four full quarters subsequent to our IPO. To the extent we had income available, we made monthly distributions to our stockholders from October 30, 2014 until March 30, 2020. As announced on April 1, 2020, distributions, if any, will be made on a quarterly basis effective for the second quarter of 2020. Our stockholder distributions, if any, will be determined by our Board on a quarterly basis. Any distributions to our stockholders will be declared out of assets legally available for distribution. On April 30, 2020, July 30, 2020, and October 29, 2020 the Company’s Board determined not to declare a distribution for the second quarter, third quarter, or fourth quarter, respectively, due to the impact of the COVID-19 pandemic on the Company’s expected net investment income.

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
The following tables summarize our distributions declared from January 1, 2018 through December 31, 2020:
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

(1)
Amount per share has been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K.

Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the year ended December 31, 2020, we estimate that total distributions of $4.1 million were comprised of approximately $0.7 million from ordinary income and $3.4 million from return of capital. For the year ended December 31, 2019, total distributions of $16.1 million were comprised of approximately $13.4 million from ordinary income and $2.7 million from return of capital. For the year ended December 31, 2018, total distributions of $16.0 million, were comprised 100% of ordinary income.
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

On September 10, 2015, we, Fund II, Fund III, Fund V, and the Investment Advisor filed an application for exemptive relief with the SEC to permit an investment fund and one or more other affiliated investment funds, including future affiliated investment funds, to participate in the same investment opportunities through a proposed co-investment program where such participation would otherwise be prohibited under the 1940 Act. On June 1, 2016, the SEC issued an order (the “Order”) permitting this relief. Pursuant to the Order, we are permitted to co-invest in such investment opportunities with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our directors each of which is not considered an “interested person”, as such term is defined under the 1940 Act (the “independent directors”) make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.
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
Off-Balance Sheet Arrangements
As of December 31, 2020, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $4.3 million (Rapid Fire Protection, Inc.), $3.5 million (J5 Infrastructure Partners, LLC), $1.0 million (Freedom Electronics, LLC), and $1.0 million (U.S. BioTek Laboratories, LLC). As of December 31, 2019, the Company had outstanding unfunded commitments related to debt and equity investments in existing portfolio companies of $11.4 million (CSLF II), $4.5 million (Rapid Fire Protection, Inc.), $3.5 million (J5 Infrastructure Partners, LLC), $2.6 million (BigMouth, Inc.), $1.0 million (Freedom Electronics, LLC), $1.0 million (U.S. BioTek Laboratories, LLC), and $0.5 million (Jurassic Quest Holdings, LLC).
We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Developments
Portfolio Activity
On January 28, 2021, the Company’s first lien debt investment in Burgaflex Holdings, LLC was repaid at par.
Borrowings
On February 24, 2021, the Company repaid $20.0 million in outstanding SBA-guaranteed debentures, $6.0 million that was scheduled to mature on March 1, 2021 and $14.0 million that was scheduled to mature on March 1, 2022.

ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the year ended December 31, 2020, we did not engage in hedging activities.
As of December 31, 2020, we held 20 securities bearing a variable rate of interest. Our variable rate investments represent approximately 51.1% of the fair value of total debt investments. As of December 31, 2020, 100.0% of variable rate securities were yielding interest at a rate equal to the established interest rate floor. As of December 31, 2020, we had $0.0 outstanding on our KeyBank Credit Facility, which has a variable rate of interest at one-month LIBOR + 3.5%. Our KeyBank Credit Facility is subject to an interest rate floor such that the minimum interest rate is 4.25%. As of December 31, 2020, all of our other interest paying liabilities, consisting of $91.0 million in SBA-guaranteed debentures, $72.8 million in 2022 Notes, and $52.1 million in 2022 Convertible Notes, were bearing interest at a fixed rate.
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
Based on our December 31, 2020 consolidated statement of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):
Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$1,684	$—	$1,684
Up 200 basis points	$708	$—	$708
Up 100 basis points	$147	$—	$147
Down 100 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 300 basis points	$—	$—	$—

ITEM 8.
CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

104

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Capitala Finance Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Capitala Finance Corp. (the “Company”), including the consolidated schedules of investments, as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2020 and 2019 by correspondence with the custodian and directly with management or designees of the underlying investee, as applicable. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of investments using significant unobservable inputs
Description of the matter	At December 31, 2020, the fair value of the Company’s investments categorized as Level 3 investments in the fair value hierarchy totaled $274,199 thousand. Management determines the fair value of the Company’s Level 3 investments by applying the investment valuation methodologies outlined in Notes 2 and 4 to the consolidated financial statements, which describe the use of significant unobservable inputs, and assumptions about the inputs that management believes market participants would use based on the best information available. These inputs and assumptions include required rates of return, EBITDA and revenue multiples, and adjusted EBITDA and revenue, which are significant to the valuation of these investments.
Auditing the fair value of the Company’s Level 3 investments involved complex judgment due to the significant assumptions that drive the unobservable inputs used by the Company in determining the fair value of the investments and could have a significant effect on the fair value measurements of such investments.
How we addressed the matter in our audit	To test the Company’s fair value of Level 3 investments, our audit procedures included, among others, evaluating the valuation methodologies and significant unobservable inputs and assumptions used by management in determining the Company’s fair value of Level 3 investments. We tested the clerical accuracy of the calculations used in each Level 3 investment valuation, and we reviewed the information applicable to each Level 3 investment that was considered by the Board of Directors in relation to the Company’s determination of fair value. We searched for and evaluated information that corroborated or contradicted the Company’s significant inputs and assumptions. To evaluate the significant unobservable inputs used in the Level 3 investment valuations, we assessed whether these inputs were developed in a manner consistent with the Company’s valuation policies. Additionally, we tested the significant unobservable inputs for a sample of investments by performing certain procedures, which included but were not limited to, comparison of rates of return, and EBITDA and revenue multiples to information available from third-party market research providers, and comparison of adjusted EBITDA and revenue to agreements and/or underlying source documents. For a sample of the Company’s Level 3 investments and with the assistance of our internal valuation specialists, we independently developed fair value estimate ranges for comparison to management’s estimates. We developed our independent fair value estimates by using portfolio company financial information, which we compared to underlying source documents, and available market information from third-party sources, such as market spreads, market multiples, and leverage. We also evaluated subsequent events and other available information for consideration of whether the information corroborated or contradicted the Company’s year-end investment valuations.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Charlotte, North Carolina
March 8, 2021

Capitala Finance Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share data)
	As of
	December 31, 2020	December 31, 2019
ASSETS
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $187,744 and $250,433, respectively)	$172,848	$241,046
Affiliate investments (amortized cost of $80,961 and $80,756, respectively)	93,425	98,763
Control investments (amortized cost of $8,947 and $22,692, respectively)	8,419	22,723
Total investments at fair value (amortized cost of $277,652 and $353,881, respectively)	274,692	362,532
Cash and cash equivalents	49,942	62,321
Interest and dividend receivable	2,286	1,745
Prepaid expenses	1,077	624
Deferred tax asset, net	—	—
Other assets	—	115
Total assets	$327,997	$427,337
LIABILITIES
SBA-guaranteed debentures (net of deferred financing costs of $485 and $1,006, respectively)	$90,515	$148,994
2022 Notes (net of deferred financing costs of $846 and $1,447, respectively)	71,987	73,553
2022 Convertible Notes (net of deferred financing costs of $552 and $916, respectively)	51,536	51,172
ING Credit Facility (net of deferred financing costs of $0 and $1,165, respectively)	—	(1,165)
KeyBank Credit Facility (net of deferred financing costs of $546 and $0, respectively)	(546)	—
Management and incentive fees payable	3,842	3,713
Interest and financing fees payable	1,688	2,439
Accounts payable and accrued expenses	28	518
Total liabilities	$219,050	$279,224
Commitments and contingencies (Note 2)
NET ASSETS
Common stock, par value $0.01, 100,000,000 common shares authorized, 2,711,068 and 2,700,628 common shares issued and outstanding, respectively(1)	$27	$27
Additional paid in capital	229,481	238,021
Total distributable loss	(120,561)	(89,935)
Total net assets	$108,947	$148,113
Total liabilities and net assets	$327,997	$427,337
Net asset value per share(1)	$40.19	$54.84

(1)
Authorized, issued and outstanding shares of Capitala Finance Corp.’s (the “Company”) common stock and net asset value per share have been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.
Consolidated Statements of Operations
(in thousands, except share and per share data)
	For the years ended
	2020	2019	2018
INVESTMENT INCOME
Interest and fee income:
Non-control/non-affiliate investments	$17,387	$27,659	$27,754
Affiliate investments	6,650	8,351	7,945
Control investments	410	1,566	6,702
Total interest and fee income	24,447	37,576	42,401
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	1,105	1,721	2,248
Affiliate investments	818	869	1,251
Control investments	—	372	849
Total payment-in-kind interest and dividend income	1,923	2,962	4,348
Dividend income:
Non-control/non-affiliate investments	—	1,345	59
Affiliate investments	25	50	238
Control investments	—	1,904	100
Total dividend income	25	3,299	397
Interest income from cash and cash equivalents	51	198	147
Total investment income	26,446	44,035	47,293
EXPENSES
Interest and financing expenses	15,144	17,121	17,283
Base management fee	6,428	7,967	9,049
Incentive fees	—	1,497	244
Administrative service fees	1,400	1,400	1,400
General and administrative expenses	3,416	3,295	3,295
Expenses before incentive fee waiver	26,388	31,280	31,271
Incentive fee waiver (See Note 6)	—	(288)	—
Total expenses	26,388	30,992	31,271
NET INVESTMENT INCOME	58	13,043	16,022
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND WRITTEN CALL OPTION
Net realized (loss) gain on investments:
Non-control/non-affiliate investments	(25,016)	16,529	(15,714)
Affiliate investments	1,451	2,288	2,920
Control investments	(484)	(38,573)	(22,010)
Net realized loss on investments	(24,049)	(19,756)	(34,804)
Net unrealized (depreciation) appreciation on investments:
Non-control/non-affiliate investments	(5,509)	(16,116)	16,487
Affiliate investments	(5,543)	(2,632)	(5,982)
Control investments	(559)	(1,558)	(16,460)
Net unrealized depreciation on investments	(11,611)	(20,306)	(5,955)
Net unrealized appreciation on written call option	—	—	6,795
Net realized and unrealized loss on investments and written call option	(35,660)	(40,062)	(33,964)
Tax (provision) benefit	—	(628)	1,916
Total net realized and unrealized loss on investments and written call option, net of taxes	(35,660)	(40,690)	(32,048)
Net realized gain on extinguishment of debt	155	—	—
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(35,447)	$(27,647)	$(16,026)
NET DECREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC AND DILUTED(1)	$(13.08)	$(10.29)	$(6.01)
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – BASIC AND DILUTED(1)	2,709,169	2,686,287	2,665,573
DISTRIBUTIONS PAID PER SHARE(2)	$1.50	$6.00	$6.00

(1)
Basic and diluted shares of the Company's common stock have been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

(2)
Dividends paid per share of the Company's common stock have been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.
Consolidated Statements of Changes in Net Assets
(in thousands, except share data)
For the Years Ended December 31, 2018, 2019, and 2020	Common Stock(1)		Additional Paid in Capital(1)	Total Distributable Loss	Total
	Number of Shares	Par Value
BALANCE, December 31, 2017	2,658,539	$27	$241,160	$(19,300)	$221,887
Net investment income	—	—	—	16,022	16,022
Net realized loss on investments	—	—	—	(34,804)	(34,804)
Net unrealized depreciation on investments	—	—	—	(5,955)	(5,955)
Net unrealized appreciation on written call option	—	—	—	6,795	6,795
Tax benefit	—	—	—	1,916	1,916
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	16,719	—	769	—	769
Distributions declared	—	—	—	(15,986)	(15,986)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(38)	38	—
BALANCE, December 31, 2018	2,675,258	$27	$241,891	$(51,274)	$190,644
Net investment income	—	—	—	13,043	13,043
Net realized loss on investments	—	—	—	(19,756)	(19,756)
Net unrealized depreciation on investments	—	—	—	(20,306)	(20,306)
Tax provision	—	—	—	(628)	(628)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	25,370	—	1,226	—	1,226
Distributions declared	—	—	—	(16,110)	(16,110)
Return of capital	—	—	(2,659)	2,659	—
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(2,437)	2,437	—
BALANCE, December 31, 2019	2,700,628	$27	$238,021	$(89,935)	$148,113
Net investment income	—	—	—	58	58
Net realized loss on investments	—	—	—	(24,049)	(24,049)
Net unrealized depreciation on investments	—	—	—	(11,611)	(11,611)
Tax provision	—	—	—	—	—
Net realized gain on extinguishment of debt	—	—	—	155	155
Fractional shares settled in cash as part of one-for-six reverse stock split	(13)	—	—	—	—
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	10,453	—	334	—	334
Distributions declared	—	—	—	(4,053)	(4,053)
Return of capital	—	—	(3,398)	3,398	—
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(5,476)	5,476	—
BALANCE, December 31, 2020	2,711,068	$27	$229,481	$(120,561)	$108,947

(1)
Shares of the Company’s common stock and shares issued under the Company’s dividend reinvestment plan have been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.
Consolidated Statements of Cash Flows
(in thousands)
	For the years ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(35,447)	$(27,647)	$(16,026)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(21,070)	(77,831)	(107,802)
Repayments and sales of investments	75,761	128,122	123,517
Net realized loss on investments	24,049	19,756	34,804
Net realized gain on extinguishment of debt	(155)	—	—
Net unrealized depreciation on investments	11,611	20,306	5,955
Payment-in-kind interest and dividends	(1,923)	(2,962)	(4,348)
Accretion of original issue discount on investments	(588)	(996)	(1,114)
Payments from written call option	—	—	(20)
Net unrealized appreciation on written call option	—	—	(6,795)
Amortization of deferred financing fees	2,866	2,370	1,885
Tax provision (benefit)	—	628	(1,916)
Changes in assets and liabilities:
Interest and dividend receivable	(541)	2,033	(802)
Due from related parties	—	—	95
Prepaid expenses	(453)	(170)	(145)
Other assets	115	(32)	(28)
Management and incentive fees payable	129	1,226	315
Interest and financing fees payable	(751)	(624)	(78)
Trade settlement payable	—	—	(175)
Accounts payable and accrued expenses	(490)	418	100
NET CASH PROVIDED BY OPERATING ACTIVITIES	53,113	64,597	27,422
CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns on SBA-guaranteed debentures	(59,000)	(15,700)	(5,000)
Repurchase of 2022 Notes	(1,980)	—	—
Proceeds from ING Credit Facility	—	16,500	31,000
Repayments on ING Credit Facility	—	(26,500)	(30,000)
Distributions paid to shareholders	(3,719)	(14,884)	(15,217)
Deferred financing fees paid	(793)	(987)	(131)
NET CASH USED IN FINANCING ACTIVITIES	(65,492)	(41,571)	(19,348)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,379)	23,026	8,074
CASH AND CASH EQUIVALENTS, beginning of year	62,321	39,295	31,221
CASH AND CASH EQUIVALENTS, end of year	$49,942	$62,321	$39,295
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$12,806	$13,784	$14,139
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Distributions paid through dividend reinvestment plan share issuances	$334	$1,226	$769
See accompanying notes to consolidated financial statements.

Capitala Finance Corp.
Consolidated Schedule of Investments
(in thousands, except for units/shares)
December 31, 2020
Portfolio Company, Country(1), (2), (3), (4), (5)	Industry	Type of Investment	Acquisition Date	Principal Amount	Cost	Fair Value	% of Net Assets
Non-control/non-affiliated investments – 158.7%
Non-control/non-affiliated investments – United States
3 Bridge Solutions, LLC	IT Consulting	First Lien Debt (13.0% Cash, Due 12/4/22)	12/4/2017	$12,083	$12,083	$12,083	11.1%
3 Bridge Solutions, LLC	IT Consulting	Preferred Units (965 units)	12/4/2017		1,090	1,116	1.0%
3 Bridge Solutions, LLC	IT Consulting	Membership Units (39,000 units)	12/4/2017		10	—	0.0%
					13,183	13,199	12.1%
Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (8.0% Cash, Due 12/18/22)	6/25/2020	7,119	7,119	7,119	6.5%
Alternative Biomedical Solutions, LLC	Healthcare	Series A Preferred Units (13,275 units)	6/25/2020		1,275	1,327	1.2%
Alternative Biomedical Solutions, LLC	Healthcare	Series B Preferred Units (46,160 units)	6/25/2020		3,943	2,898	2.7%
Alternative Biomedical Solutions, LLC	Healthcare	Series C Preferred Units (78,900 units)	6/25/2020		—	—	0.0%
Alternative Biomedical Solutions, LLC	Healthcare	Membership Units (20,092 units)	12/18/2017		800	—	0.0%
Alternative Biomedical Solutions, LLC	Healthcare	Membership Units Warrant (49,295 units)	6/25/2020		—	—	0.0%
					13,137	11,344	10.4%
American Clinical Solutions, LLC	Healthcare	First Lien Debt (7.0% Cash, Due 12/31/22)	12/31/2019	3,500	3,500	3,474	3.2%
American Clinical Solutions, LLC	Healthcare	First Lien Debt (7.0% Cash, Due 6/30/21)(6)	4/13/2020	250	250	250	0.2%
American Clinical Solutions, LLC	Healthcare	Class A Membership Units (6,030,384 units)	4/13/2020		3,198	3,831	3.5%
					6,948	7,555	6.9%
AmeriMark Direct, LLC	Consumer Products	First Lien Debt (14.0% Cash, 1.3% PIK, Due 9/8/21)	9/8/2016	14,705	14,649	14,649	13.5%
					14,649	14,649	13.5%
BigMouth, Inc.	Consumer Products	First Lien Debt (9.0% Cash (1 month LIBOR + 8.5%, 0.5% Floor), Due 11/14/21)(7)	11/14/2016	1,866	1,268	1,000	0.9%
					1,268	1,000	0.9%
BLST Operating Company, LLC	Online Merchandise Retailer	Second Lien Debt (10.0% (1 month LIBOR + 8.5%, 1.5% Floor), Due 8/28/25)(8)	8/28/2020	1,953	1,953	1,953	1.8%
BLST Operating Company, LLC	Online Merchandise Retailer	Class A Common Units (217,013 units)	8/28/2020		286	300	0.3%
					2,239	2,253	2.1%
Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)	4/30/2015		5	2,461	2.3%
					5	2,461	2.3%
Chicken Soup for the Soul, LLC	Multi-platform media and consumer products	First Lien Debt (10.0% Cash (1 month LIBOR + 8.5%, 1.5% Floor), Due 2/22/22)(6)	12/14/2018	13,000	13,000	13,000	11.9%
					13,000	13,000	11.9%
Chief Fire Intermediate, Inc.	Security System Services	First Lien Debt (8.6% Cash (1 month LIBOR + 7.0%, 1.6% Floor), Due 11/8/24) (7)	11/8/2019	8,100	8,100	5,344	4.9%
Chief Fire Intermediate, Inc.	Security System Services	Class A Preferred Units (34,740 units)	11/8/2019		913	—	0.0%
Chief Fire Intermediate, Inc.	Security System Services	Class B Common Units (3,510 units)	11/8/2019		—	—	0.0%
					9,013	5,344	4.9%
CIS Secure Computing, Inc.	Government Services	First Lien Debt (9.5% Cash (1 month LIBOR + 8.5%, 1.0% Floor), 1.0% PIK, Due 9/14/22)	9/14/2017	8,322	8,322	8,322	7.6%
CIS Secure Computing, Inc.	Government Services	Common Stock (46,163 shares)	9/14/2017		1,000	3,059	2.8%
					9,322	11,381	10.4%
Corporate Visions, Inc.	Sales & Marketing Services	Second Lien Debt (11.0%, Due 11/29/21)(9)	5/29/2015	19,425	19,425	19,425	17.8%
See accompanying notes to consolidated financial statements.

Capitala Finance Corp.
Consolidated Schedule of Investments
(in thousands, except for units/shares)
December 31, 2020
Portfolio Company, Country(1), (2), (3), (4), (5)	Industry	Type of Investment	Acquisition Date	Principal Amount	Cost	Fair Value	% of Net Assets
Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)	5/29/2015		$1,575	$1,522	1.4%
					21,000	20,947	19.2%
Currency Capital, LLC	Financial Services	First Lien Debt (12.5% Cash (1 month LIBOR + 12.0%, 0.5% Floor), 4.0% PIK, Due 7/20/21)(6)(7)(10)	1/20/2017	$16,500	16,172	3,750	3.5%
Currency Capital, LLC	Financial Services	Class A Preferred Units (2,000,000 units)(10)	1/20/2017		2,000	—	0.0%
					18,172	3,750	3.5%
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.0% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	6/1/2020	2,691	2,691	2,691	2.5%
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (8.7% Cash, Due 12/20/23)(11)(12)	12/20/2018	5,870	5,870	5,870	5.4%
Freedom Electronics, LLC	Electronic Machine Repair	Membership Units (181,818 units)	12/20/2018		182	198	0.2%
					8,743	8,759	8.1%
HUMC Opco, LLC	Healthcare	First Lien Debt (9.0% Cash, Due 1/11/21)(6)	8/8/2019	5,000	5,000	5,000	4.6%
					5,000	5,000	4.6%
J5 Infrastructure Partners, LLC	Wireless Deployment Services	First Lien Debt (8.3% Cash (1 month LIBOR + 6.5%, 1.8% Floor), Due 12/20/24)(13)	12/20/2019	—	—	—	0.0%
J5 Infrastructure Partners, LLC	Wireless Deployment Services	First Lien Debt (8.3% Cash (1 month LIBOR + 6.5%, 1.8% Floor), Due 12/20/24)	12/20/2019	6,948	6,948	6,948	6.4%
					6,948	6,948	6.4%
Jurassic Quest Holdings, LLC	Entertainment	First Lien Debt (9.5% Cash (1 month LIBOR + 7.5%, 2.0% Floor), Due 5/1/24)	5/1/2019	9,665	9,665	9,665	8.9%
Jurassic Quest Holdings, LLC	Entertainment	Preferred Units (467,784 units)	5/1/2019		480	576	0.5%
					10,145	10,241	9.4%
MicroHoldco, LLC	General Industrial	Preferred Units (838,042 units)(14)	7/25/2019		838	670	0.6%
					838	670	0.6%
Rapid Fire Protection, Inc.	Security System Services	First Lien Debt (5.5% Cash (1 month LIBOR + 3.8%, 1.7% Floor), Due 11/22/24)(15)	6/1/2020	621	621	621	0.6%
Rapid Fire Protection, Inc.	Security System Services	First Lien Debt (8.9% Cash, Due 11/22/24)(11)(16)	11/22/2019	7,234	7,234	7,234	6.6%
Rapid Fire Protection, Inc.	Security System Services	Common Stock (363 shares)	11/22/2019		500	1,528	1.4%
					8,355	9,383	8.6%
Seitel, Inc.	Data Services	First Lien Debt (9.3% Cash (3 month LIBOR + 8.3%, 1.0% Floor) 2.0% PIK, Due 3/15/23)	3/15/2019	4,662	4,662	3,856	3.5%
					4,662	3,856	3.5%
Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (12.8% Cash, Due 1/11/21)(6)(7)	8/21/2018	11,935	11,935	10,673	9.8%
					11,935	10,673	9.8%
Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)	12/23/2014		758	758	0.7%
					758	758	0.7%
U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (7.0% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	6/1/2020	1,450	1,450	1,450	1.3%
U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (9.3% Cash, Due 12/14/23)(11) (12)	12/14/2018	4,511	4,511	4,511	4.1%
U.S. BioTek Laboratories, LLC	Testing laboratories	Class A Preferred Units (500 Units)	12/14/2018		540	401	0.4%
U.S. BioTek Laboratories, LLC	Testing laboratories	Class C Units (578 Units)	12/14/2018		1	—	0.0%
U.S. BioTek Laboratories, LLC	Testing laboratories	Class D Preferred Units (78 Units)	4/3/2020		78	87	0.1%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.
Consolidated Schedule of Investments
(in thousands, except for units/shares)
December 31, 2020
Portfolio Company, Country(1), (2), (3), (4), (5)	Industry	Type of Investment	Acquisition Date	Principal Amount	Cost	Fair Value	% of Net Assets
					$6,580	$6,449	5.9%
U.S. Well Services, Inc.	Oil & Gas Services	Class A Common Stock (1,202,499 shares)(17)	11/9/2018		1,244	493	0.5%
					1,244	493	0.5%
Xirgo Technologies, LLC	Information Technology	Membership Units (600,000 units)	12/1/2016		600	2,735	2.5%
					600	2,735	2.5%
Sub Total Non-control/non-affiliated investments – United States					$187,744	$172,848	158.7%
Affiliate Investments – 85.7%
Affiliate investments – United States
Burgaflex Holdings, LLC	Automobile Part Manufacturer	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	3/23/2018	$13,597	$13,597	$13,597	12.5%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class B (1,085,073 shares)	5/7/2019		362	1,338	1.2%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class A (1,253,198 shares)	7/15/2014		1,504	—	0.0%
					15,463	14,935	13.7%
City Gear, LLC	Footwear Retail	Membership Unit Warrants(14)	6/28/2012		—	2,011	1.8%
					—	2,011	1.8%
Eastport Holdings, LLC	Business Services	Second Lien Debt (13.5% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 12/29/21)(6)	1/12/2016	16,500	16,329	16,500	15.1%
Eastport Holdings, LLC	Business Services	Membership Units (22.9% ownership)	1/12/2016		3,263	20,294	18.6%
					19,592	36,794	33.7%
GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares)	10/14/2011		3,477	4,066	3.7%
GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)	10/14/2011		2	146	0.1%
					3,479	4,212	3.8%
LJS Partners, LLC	QSR Franchisor	Preferred Units (189,044 units)	8/12/2019		437	756	0.7%
LJS Partners, LLC	QSR Franchisor	Common Membership Units (2,593,234 units)	1/1/2012		1,224	3,951	3.6%
					1,661	4,707	4.3%
MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12.0% Cash, Due 9/30/21)(6)	10/17/2011	2,600	2,600	2,600	2.4%
MMI Holdings, LLC	Medical Device Distributor	Second Lien Debt (6.0% Cash, Due 9/30/21)(6)	10/17/2011	400	388	400	0.4%
MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6.0% PIK Dividend)(18)	10/17/2011		1,676	1,815	1.7%
MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)	10/17/2011		—	204	0.2%
					4,664	5,019	4.7%
Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (9.0% Cash, 2.0% PIK, Due 6/30/23)(6)	2/1/2011	11,031	11,031	10,882	10.0%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares)	2/1/2011		1,000	986	0.9%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (60,000 shares)	2/1/2011		—	—	0.0%
					12,031	11,868	10.9%
Nth Degree Investment Group, LLC	Business Services	Membership Units (6,088,000 Units)	12/3/2019		6,088	—	0.0%
					6,088	—	0.0%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.
Consolidated Schedule of Investments
(in thousands, except for units/shares)
December 31, 2020
Portfolio Company, Country(1), (2), (3), (4), (5)	Industry	Type of Investment	Acquisition Date	Principal Amount	Cost	Fair Value	% of Net Assets
RAM Payment, LLC	Financial Services	First Lien Debt (6.5% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	6/1/2020	$2,451	$2,451	$2,451	2.3%
RAM Payment, LLC	Financial Services	First Lien Debt (9.8% Cash, Due 1/4/24)(11)	1/4/2019	6,646	6,646	6,646	6.1%
RAM Payment, LLC	Financial Services	Preferred Units (86,000 units, 8.0% PIK Dividend)(18)	1/4/2019		997	2,874	2.6%
					10,094	11,971	11.0%
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Second Lien Debt (15.0% PIK, Due 9/12/23)	9/12/2019	453	441	441	0.4%
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)	7/31/2017		6,958	977	0.9%
					7,399	1,418	1.3%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Second Lien Debt(14)	11/21/2016		490	490	0.5%
					490	490	0.5%
Sub Total Affiliate investments – United States					$80,961	$93,425	85.7%
Control Investments – 7.7%
Control investments – United States
Vology, Inc.	Information Technology	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 12/31/21)	11/25/2019	$3,732	$3,732	$3,732	3.4%
Vology, Inc.	Information Technology	Class A Preferred Units (9,041,810 Units)	11/25/2019		5,215	4,687	4.3%
Vology, Inc.	Information Technology	Membership Units (5,363,982 Units)	11/25/2019		—	—	0.0%
					8,947	8,419	7.7%
Sub Total Control investments – United States					$8,947	$8,419	7.7%
TOTAL INVESTMENTS – 252.1%					$277,652	$274,692	252.1%

(1)
All investments valued using unobservable inputs (Level 3), unless otherwise noted.

(2)
All investments valued by Capitala Finance Corp.’s (the “Company”) board of directors.

(3)
All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.

(4)
Percentages are based on net assets of $108,947 as of December 31, 2020.

(5)
The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

(6)
The maturity date of the original investment has been extended.

(7)
Non-accrual investment.

(8)
1.0% of interest payable in cash. 9.0% of interest payable in cash or paid-in-kind at borrower’s election.

(9)
9.0% of interest payable in cash. 2.0% of interest payable in cash or paid-in-kind at borrower’s election.

(10)
Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2020, 1.1% of the Company’s total assets were non-qualifying assets.

(11)
The cash rate equals the approximate current yield on our last-out portion of the unitranche facility.

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.
Consolidated Schedule of Investments
(in thousands, except for units/shares)
December 31, 2020
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

Capitala Finance Corp.
Consolidated Schedule of Investments
(in thousands, except for units/shares)
December 31, 2019
Portfolio Company, Country(1),(2),(3),(4),(5)	Industry	Type of Investment	Acquisition Date	Principal Amount	Cost	Fair Value	% of Net Assets
Non-control/non-affiliated investments – 162.8%
Non-control/non-affiliated investments – United States
3 Bridge Solutions, LLC	IT Consulting	First Lien Debt (10.7% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 12/4/22)	12/4/2017	$13,274	$13,274	$13,274	9.0%
3 Bridge Solutions, LLC	IT Consulting	Preferred Units (965 units)	12/4/2017		1,090	499	0.3%
3 Bridge Solutions, LLC	IT Consulting	Membership Units (39,000 units)	12/4/2017		10	—	0.0%
					14,374	13,773	9.3%
Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (8.0% Cash, 3.8% PIK, Due 12/18/22)	12/18/2017	5,491	5,331	5,319	3.6%
Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (8.0% Cash, 3.8% PIK, Due 12/18/22)(6)	12/18/2017	13,125	13,125	10,624	7.2%
Alternative Biomedical Solutions, LLC	Healthcare	Membership Units (20,092 units)	12/18/2017		800	—	0.0%
					19,256	15,943	10.8%
American Clinical Solutions, LLC	Healthcare	First Lien Debt (7.0% Cash, Due 12/31/22)	12/31/2019	3,500	3,500	3,500	2.3%
American Clinical Solutions, LLC	Healthcare	First Lien Debt (2.0% PIK, Due 12/31/22)(7)	12/31/2019	6,000	3,485	3,485	2.4%
					6,985	6,985	4.7%
AmeriMark Direct, LLC	Consumer Products	First Lien Debt (14.3% Cash, Due 9/8/21)	9/8/2016	16,123	15,974	15,633	10.6%
					15,974	15,633	10.6%
BigMouth, Inc.	Consumer Products	First Lien Debt (10.3% Cash (1 month LIBOR + 8.5%, 0.5% Floor, Due 11/14/21)(8)	12/20/2019	857	857	857	0.6%
BigMouth, Inc.	Consumer Products	First Lien Debt (10.2% Cash (1 month LIBOR + 8.5%, 0.5% Floor, Due 11/14/21)	11/14/2016	8,784	8,784	8,628	5.8%
					9,641	9,485	6.4%
Bluestem Brands, Inc.	Online Merchandise Retailer	First Lien Debt (9.3% Cash (1 month LIBOR + 7.5%, 1.0% Floor), Due 11/7/20)	11/7/2014	3,529	3,529	2,877	1.9%
					3,529	2,877	1.9%
Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)	4/30/2015		5	2,489	1.7%
					5	2,489	1.7%
CableOrganizer Acquisition, LLC	Computer Supply Retail	First Lien Debt(9)	6/29/2018		1,532	1,490	1.0%
					1,532	1,490	1.0%
California Pizza Kitchen, Inc.	Restaurant	Second Lien Debt (11.9% Cash (3 month LIBOR + 10.0%, 1.0% Floor), Due 8/23/23)	9/2/2016	5,000	4,927	4,697	3.2%
					4,927	4,697	3.2%
Chicken Soup for the Soul, LLC	Multi-platform Media and Consumer Products	First Lien Debt (10.2% Cash (1 month LIBOR + 8.5%, 1.5% Floor), Due 12/13/20)	12/14/2018	13,000	13,000	13,000	8.8%
					13,000	13,000	8.8%
Chief Fire Intermediate, Inc.	Security System Services	First Lien Debt (8.7% Cash (1 month LIBOR + 7.0%, 1.6% Floor), Due 11/8/24)	11/8/2019	8,100	8,100	8,100	5.5%
Chief Fire Intermediate, Inc.	Security System Services	Class A Preferred Units (34,740 units, 10.0% PIK Dividend) (10)	11/8/2019		913	913	0.6%
Chief Fire Intermediate, Inc.	Security System Services	Class B Common Units (3,510 units)	11/8/2019		—	—	0.0%
					9,013	9,013	6.1%
CIS Secure Computing, Inc.	Government Services	First Lien Debt (10.2% Cash (1 month LIBOR + 8.5%, 1.0% Floor), 1.0% PIK, Due 9/14/22)	9/14/2017	9,389	9,389	9,389	6.3%
CIS Secure Computing, Inc.	Government Services	Common Stock (46,163 shares)	9/14/2017		1,000	1,890	1.3%
					10,389	11,279	7.6%
See accompanying notes to consolidated financial statements.

Capitala Finance Corp.
Consolidated Schedule of Investments
(in thousands, except for units/shares)
December 31, 2019
Portfolio Company, Country(1),(2),(3),(4),(5)	Industry	Type of Investment	Acquisition Date	Principal Amount	Cost	Fair Value	% of Net Assets
Corporate Visions, Inc.	Sales & Marketing Services	Second Lien Debt (9.0% Cash, 2.0% PIK, Due 11/29/21)	5/29/2015	$19,327	$19,327	$18,962	12.8%
Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)	5/29/2015		1,575	329	0.2%
					20,902	19,291	13.0%
Currency Capital, LLC	Financial Services	First Lien Debt (13.7% Cash (1 month LIBOR + 12.0%, 0.5% Floor), 2.0% PIK, Due 1/2/20)(11)	1/20/2017	16,269	16,269	16,269	11.0%
Currency Capital, LLC	Financial Services	Class A Preferred Units (2,000,000 units)(11)	1/20/2017		2,000	2,504	1.7%
					18,269	18,773	12.7%
Flavors Holdings, Inc.	Food Product Manufacturer	First Lien Debt (7.7% Cash (3 month LIBOR + 5.8%, 1.0% Floor), Due 4/3/20)	10/23/2014	5,789	5,778	5,767	3.9%
Flavors Holdings, Inc.	Food Product Manufacturer	Second Lien Debt (11.9% Cash (3 month LIBOR + 10.0%, 1.0% Floor), Due 10/3/21)	10/27/2014	12,000	11,878	11,842	8.0%
					17,656	17,609	11.9%
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (8.7% Cash, Due 12/20/23)(6)(12)	12/20/2018	5,940	5,940	5,940	4.0%
Freedom Electronics, LLC	Electronic Machine Repair	Membership Units (181,818 units)	12/20/2018		182	160	0.1%
					6,122	6,100	4.1%
HUMC Opco, LLC	Healthcare	First Lien Debt (9.0% Cash, Due 8/16/20)	8/8/2019	5,000	5,000	5,000	3.4%
					5,000	5,000	3.4%
Installs, LLC	Logistics	First Lien Debt (9.3% Cash, Due 6/20/23)(6)	6/20/2018	2,924	2,924	2,924	2.0%
					2,924	2,924	2.0%
J5 Infrastructure Partners, LLC	Wireless Deployment Services	First Lien Debt (8.3% Cash (1 month LIBOR + 6.5%, 1.8% Floor), Due 12/20/24)(13)	12/20/2019	—	—	—	0.0%
J5 Infrastructure Partners, LLC	Wireless Deployment Services	First Lien Debt (8.3% Cash (1 month LIBOR + 6.5%, 1.8% Floor), Due 12/20/24)	12/20/2019	7,000	7,000	7,000	4.7%
					7,000	7,000	4.7%
Jurassic Quest Holdings, LLC	Entertainment	First Lien Debt (9.5% Cash (1 month LIBOR + 7.5%, 2.0% Floor), Due 5/1/24)(14)	5/1/2019	10,827	10,827	10,827	7.3%
Jurassic Quest Holdings, LLC	Entertainment	Preferred Units (375,000 units)	5/1/2019		388	85	0.1%
					11,215	10,912	7.4%
MicroHoldco, LLC	General Industrial	Preferred Units(9)	7/25/2019		838	838	0.6%
					838	838	0.6%
Portrait Studio, LLC	Professional and Personal Digital Imaging	First Lien Debt(9)	12/31/2017		510	510	0.3%
					510	510	0.3%
Rapid Fire Protection, Inc.	Security System Services	First Lien Debt (9.2% Cash, Due 11/22/24)(6)(15)	11/22/2019	6,550	6,550	6,550	4.4%
Rapid Fire Protection, Inc.	Security System Services	Common Stock (363 shares)	11/22/2019		500	500	0.4%
					7,050	7,050	4.8%
Seitel, Inc.	Data Services	First Lien Debt (10.0% Cash (1 month LIBOR + 8.3%, 1.0% Floor), Due 3/15/23)	3/15/2019	4,749	4,749	4,749	3.2%
					4,749	4,749	3.2%
Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (12.8% Cash, Due 6/26/20)	8/21/2018	12,744	12,744	12,607	8.5%
					12,744	12,607	8.5%

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.
Consolidated Schedule of Investments
(in thousands, except for units/shares)
December 31, 2019
Portfolio Company, Country(1),(2),(3),(4),(5)	Industry	Type of Investment	Acquisition Date	Principal Amount	Cost	Fair Value	% of Net Assets
Sur La Table, Inc.	Retail	First Lien Debt (10.9% Cash (3 month LIBOR + 9.0%, 1.0% Floor), Due 7/31/22)(16)(17)	11/10/2016	$10,528	$10,528	$10,045	6.8%
					10,528	10,045	6.8%
Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)	12/23/2014		758	758	0.5%
					758	758	0.5%
U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (9.3% Cash, Due 12/14/23)(6)(12)	12/14/2018	6,930	6,930	6,822	4.6%
U.S. BioTek Laboratories, LLC	Testing laboratories	Class A Preferred Units (500 Units)	12/14/2018		540	204	0.1%
U.S. BioTek Laboratories, LLC	Testing laboratories	Class C Units (500 Units)	12/14/2018		1	—	0.0%
					7,471	7,026	4.7%
U.S. Well Services, Inc.	Oil & Gas Services	Class A Common Stock (77,073 shares)(11)(18)	11/9/2018		771	146	0.1%
U.S. Well Services, Inc.	Oil & Gas Services	Class B Common Stock (1,125,426 shares)(11)(18)	11/9/2018		6,701	2,127	1.4%
					7,472	2,273	1.5%
Xirgo Technologies, LLC	Information Technology	Membership Units (600,000 units)	12/1/2016		600	917	0.6%
					600	917	0.6%
Sub Total Non-control/non-affiliated investments – United States					$250,433	$241,046	162.8%
Affiliate Investments – 66.7%
Affiliate investments – United States
Burgaflex Holdings, LLC	Automobile Part Manufacturer	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	3/23/2018	$14,421	$14,421	$14,421	9.7%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class B (1,085,073 shares)	5/7/2019		362	635	0.4%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class A (1,253,198 shares)	7/15/2014		1,504	—	0.0%
					16,287	15,056	10.1%
City Gear, LLC	Footwear Retail	Membership Unit Warrants(9)	6/28/2012		—	3,326	2.2%
					—	3,326	2.2%
Eastport Holdings, LLC	Business Services	Second Lien Debt (14.9% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 12/29/21)(16)	1/12/2016	16,500	16,155	16,500	11.2%
Eastport Holdings, LLC	Business Services	Membership Units (22.9% ownership)	1/12/2016		3,263	17,822	12.0%
					19,418	34,322	23.2%
GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend)(10)	10/14/2011		3,476	3,761	2.6%
GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)	10/14/2011		2	501	0.3%
					3,478	4,262	2.9%
LJS Partners, LLC	QSR Franchisor	Preferred Units (92,924 units)	8/12/2019		293	372	0.3%
LJS Partners, LLC	QSR Franchisor	Common Membership Units (2,593,234 units)	1/1/2012		1,224	1,509	1.0%
					1,517	1,881	1.3%
MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12.0% Cash, Due 1/31/21)(16)	10/17/2011	2,600	2,600	2,600	1.8%
MMI Holdings, LLC	Medical Device Distributor	Second Lien Debt (6.0% Cash, Due 1/31/21)(16)	10/17/2011	400	388	400	0.3%
MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6.0% PIK Dividend)(10)	10/17/2011		1,572	1,710	1.1%
See accompanying notes to consolidated financial statements.

Capitala Finance Corp.
Consolidated Schedule of Investments
(in thousands, except for units/shares)
December 31, 2019
Portfolio Company, Country(1),(2),(3),(4),(5)	Industry	Type of Investment	Acquisition Date	Principal Amount	Cost	Fair Value	% of Net Assets
MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)	10/17/2011		$—	$194	0.1%
					4,560	4,904	3.3%
Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (11.0% Cash, Due 6/30/23)(16)	2/1/2011	$10,100	10,100	10,100	6.8%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend)(10)	2/1/2011		1,000	1,000	0.7%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (60,000 shares)	2/1/2011		—	464	0.3%
					11,100	11,564	7.8%
Nth Degree Investment Group, LLC	Business Services	Membership Units (6,088,000 Units)	12/3/2019		6,088	6,088	4.1%
					6,088	6,088	4.1%
RAM Payment, LLC	Financial Services	First Lien Debt (10.0% Cash, Due 1/4/24)(6)	1/4/2019	9,019	9,019	9,019	6.1%
RAM Payment, LLC	Financial Services	Preferred Units (86,000 units, 8.0% PIK Dividend)(10)	1/4/2019		928	1,725	1.2%
					9,947	10,744	7.3%
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Second Lien Debt (15.0% PIK, Due 9/12/23)	9/12/2019	782	748	748	0.5%
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)	7/31/2017		6,958	5,160	3.5%
					7,706	5,908	4.0%
V12 Holdings, Inc.	Data Processing & Digital Marketing	Second Lien Debt(9)	11/21/2016		655	708	0.5%
					655	708	0.5%
Sub Total Affiliate investments – United States					$80,756	$98,763	66.7%
Control Investments – 15.3%
Control investments – United States
Capitala Senior Loan Fund II, LLC	Investment Funds	Second Lien Debt (6.7% Cash (1 month LIBOR + 5.0)%, Due 9/3/24)(11)(19)	9/3/2019	$—	$—	$—	0.0%
Capitala Senior Loan Fund II, LLC	Investment Funds	Membership Units (80.0% ownership)(11)(20)(21)	12/20/2018		13,600	13,631	9.2%
					13,600	13,631	9.2%
Vology, Inc.	Information Technology	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 12/31/21)	11/25/2019	3,877	3,877	3,877	2.6%
Vology, Inc.	Information Technology	Class A Preferred Units (9,041,810 Units)	11/25/2019		5,215	5,215	3.5%
Vology, Inc.	Information Technology	Membership Units (5,363,982 Units)	11/25/2019		—	—	0.0%
					9,092	9,092	6.1%
Sub Total Control investments – United States					$22,692	$22,723	15.3%
TOTAL INVESTMENTS – 244.8%					$353,881	$362,532	244.8%

(1)
All investments valued using unobservable inputs (Level 3), unless otherwise noted.

(2)
All investments valued by Capitala Finance Corp.’s (the “Company”) board of directors.

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
December 31, 2020
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
The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. Both directly and through our subsidiary that is licensed by the U.S. Small Business Administration (“SBA”) under the Small Business Investment Act of 1958, as amended, the Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market and traditional middle-market companies.
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
On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III, and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III, and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their small business investment company (“SBIC”) licenses, continued to hold their existing investments at the time of the IPO and have continued to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share, resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (the “SBA-guaranteed debentures”) and relinquished its SBIC license.
The Company has formed, and expects to continue to form, certain consolidated taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for U.S. federal income tax purposes. The Taxable Subsidiaries allow the Company to make equity investments in companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.
Capitala Business Lending, LLC (“CBL”), a wholly-owned subsidiary of the Company, was established on October 30, 2020, for the sole purpose of holding certain investments pledged as collateral under the

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 1. Organization – (continued)
Company’s line of credit with KeyBank National Association (the “KeyBank Credit Facility”). See Note 8 for more details about the KeyBank Credit Facility. The financial statements of CBL are consolidated with those of Capitala Finance Corp.
Reverse Stock Split
On July 30, 2020, the Company’s board of directors (the “Board”) approved a one-for-six reverse stock split of the Company’s shares of common stock. Accordingly, on August 3, 2020, the Company filed Articles of Amendment (the “Articles of Amendment”) to its Articles of Amendment and Restatement with the State Department of Assessments and Taxation of the State of Maryland to effectuate a one-for-six reverse stock split (the “Reverse Stock Split”) of the Company’s shares of common stock, par value $0.01 per share (the “Shares”). The Reverse Stock Split became effective at 5:00 p.m. Eastern Time on August 21, 2020 (the “Effective Time”). At the Effective Time, every six (6) issued and outstanding Shares were converted into one (1) Share. The Articles of Amendment also provided that there was no change in the par value of $0.01 per Share as a result of the Reverse Stock Split.
No fractional shares of common stock were issued in connection with the Reverse Stock Split and fractional shares of common stock were eliminated by paying cash for the fair value of a fractional portion of Shares. The Reverse Stock Split applied to all of the Company’s outstanding Shares and therefore did not affect any shareholder’s relative ownership percentage.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The Company is considered an investment company as defined in Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC 946”). The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, including Fund II, Fund III, CBL, and the Taxable Subsidiaries.
The Company’s financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.
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
Consolidation
As provided under ASC 946, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary or a controlled operating company

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 2. Summary of Significant Accounting Policies – (continued)
whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned investment company subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) in its consolidated financial statements. The Company did not consolidate its interest in Capitala Senior Loan Fund II, LLC (“CSLF II”) during the periods it was in existence because the investment was not considered a substantially wholly owned investment company subsidiary. Further, CSLF II was a joint venture for which shared power existed relating to the decisions that most significantly impacted the economic performance of the entity. See Note 4 to the consolidated financial statements for a description of the Company’s investment in CSLF II.
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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 2. Summary of Significant Accounting Policies – (continued)
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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 2. Summary of Significant Accounting Policies – (continued)
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
Dividend income and paid-in-kind dividends:   Dividend income is recognized on the date dividends are declared. The Company holds preferred equity investments in the portfolio that contain a PIK dividend provision. PIK dividends, which represent contractually deferred dividends added to the equity balance, are

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 2. Summary of Significant Accounting Policies – (continued)
recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company will typically cease accrual of PIK dividends when the fair value of the equity investment is less than the cost basis of the investment or when it is otherwise determined by management that PIK dividends are unlikely to be collected. If management determines that a decline in fair value is temporary in nature and PIK dividends are more likely than not to be collected, management may elect to continue accruing PIK dividends.
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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 2. Summary of Significant Accounting Policies – (continued)
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
Commitments and Contingencies
As of December 31, 2020, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $4.3 million (Rapid Fire Protection, Inc.), $3.5 million (J5 Infrastructure Partners, LLC), $1.0 million (Freedom Electronics, LLC), and $1.0 million (U.S. BioTek Laboratories, LLC). As of December 31, 2019, the Company had outstanding unfunded commitments related to debt and equity investments in existing portfolio companies of $11.4 million (CSLF II), $4.5 million (Rapid Fire Protection, Inc.), $3.5 million (J5 Infrastructure Partners, LLC), $2.6 million (BigMouth, Inc.), $1.0 million (Freedom Electronics, LLC), $1.0 million (U.S. BioTek Laboratories, LLC), and $0.5 million (Jurassic Quest Holdings, LLC).
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
In management’s opinion, no direct losses with respect to litigation contingencies were probable as of December 31, 2020 and 2019. Management is of the opinion that the ultimate resolution of such claims, if any, will not materially affect the Company’s business, financial position, results of operations, or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to litigation contingencies.
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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 2. Summary of Significant Accounting Policies – (continued)
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
The tax years ended December 31, 2020, 2019, 2018 and 2017 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the years ended December 31, 2020, 2019, and 2018. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.
The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of December 31, 2020 and 2019, the Company recorded a net deferred tax asset of $0.0. For the years ended December 31, 2020, 2019, and 2018, the Company recorded a deferred tax benefit (provision) of $0.0, $(0.6) million, and $1.9 million, respectively. As of December 31, 2020 and 2019, the valuation allowance on the Company’s deferred tax asset was $4.6 million and $3.2 million, respectively. For the years ended December 31, 2020, 2019, and 2018, the Company recognized an increase in the valuation allowance of $1.4 million, $2.8 million, and $0.0, respectively.
In accordance with certain applicable U.S. Treasury regulations and guidance issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive its entire distribution in either cash or stock of the RIC, subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. For income tax purposes, the Company has paid distributions on its shares of common stock from ordinary income in the amount of $0.7 million, $13.4 million, and $16.0 million during the tax years ended December 31, 2020, 2019, and, 2018, respectively. For income tax purposes, the Company has paid distributions on its shares of common stock that were accounted for as a return of capital in the amount of $3.4 million, $2.7 million, and $0.0 for the tax years ended December 31, 2020, 2019, and 2018 respectively.
ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of December 31, 2020 and 2019, there were no uncertain tax positions.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 2. Summary of Significant Accounting Policies – (continued)
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2020.
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The FASB issued the amendments to reduce the number of accounting models used for convertible debt instruments and convertible preferred stock, simplify the derivative scope exception

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 3. Recent Accounting Pronouncements – (continued)
for contracts in an entity’s own equity, and to improve guidance related to earnings per share disclosures. The standard is effective for fiscal years ending after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. Management is currently evaluating the impact of adoption of ASU 2020-06.
Note 4. Investments and Fair Value Measurements
The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market and traditional middle-market companies. As of December 31, 2020, our portfolio consisted of investments in 36 portfolio companies with a fair value of approximately $274.7 million.
Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of December 31, 2020, 14.5% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2019, 18.1% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.
The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.
During the year ended December 31, 2020, the Company made approximately $21.1 million of investments and had approximately $75.8 million in repayments and sales, resulting in net repayments and sales of approximately $54.7 million for the year. During the year ended December 31, 2019, the Company made approximately $77.8 million of investments and had approximately $128.1 million in repayments and sales resulting in net repayments and sales of approximately $50.3 million for the year. During the year ended December 31, 2018, the Company made approximately $107.8 million of investments and had approximately $123.5 million in repayments and sales resulting in net repayments and sales of approximately $15.7 million for the year.
During the year ended December 31, 2020, the Company funded $4.5 million of previously committed capital to existing portfolio companies. During the year ended December 31, 2020, the Company funded $16.6 million of investments in portfolio companies for which it was not previously committed to fund. During the year ended December 31, 2019, the Company funded $6.7 million of previously committed capital to existing portfolio companies. During the year ended December 31, 2019, the Company funded $71.1 million of investments in portfolio companies for which it was not previously committed to fund. During the year ended December 31, 2018, the Company funded $6.5 million of previously committed capital to existing portfolio companies. During the year ended December 31, 2018, the Company funded $101.3 million of investments in portfolio companies for which it was not previously committed to fund. During the years ended December 31, 2020, 2019, and 2018, the Company did not lead any syndicates.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 4. Investments and Fair Value Measurements – (continued)
As of December 31, 2020, the Company’s Board approved the fair value of the Company’s investment portfolio of approximately $274.7 million in good faith in accordance with the Company’s valuation procedures. The Company’s Board approved the fair value of the Company’s investment portfolio as of December 31, 2020 with input from a third-party valuation firm and the Investment Advisor based on information known or knowable as of the valuation date, including trailing and forward looking data. The COVID-19 pandemic is an unprecedented circumstance that materially impacts the fair value of the Company’s investments. As a result, the fair value of the Company’s portfolio investments may be further negatively impacted after December 31, 2020 by circumstances and events that are not yet known.
The COVID-19 pandemic may also impact the Company’s portfolio companies’ ability to pay their respective contractual obligations, including principal and interest due to the Company, and some portfolio companies may require interest or principal deferrals in order to fulfill short-term liquidity needs in response to the COVID-19 pandemic. As deemed necessary, the Company is working with each of its portfolio companies to help them access short-term liquidity through interest deferrals, funding on unused lines of credit, and other sources of liquidity.
The composition of our investments as of December 31, 2020, at amortized cost and fair value was as follows (dollars in thousands):
	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$185,108	66.7%	$167,418	60.9%
Second Lien Debt	39,026	14.0	39,209	14.3
Equity and Warrants	53,518	19.3	68,065	24.8
Total	$277,652	100.0%	$274,692	100.0%
The composition of our investments as of December 31, 2019, at amortized cost and fair value was as follows (dollars in thousands):
	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$235,646	66.6%	$231,203	63.8%
Second Lien Debt	54,079	15.3	53,857	14.8
Equity and Warrants	50,556	14.3	63,841	17.6
Capitala Senior Loan Fund II, LLC	13,600	3.8	13,631	3.8
Total	$353,881	100.0%	$362,532	100.0%
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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 4. Investments and Fair Value Measurements – (continued)
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
The following table presents the fair value measurements of investments, by major class, as of December 31, 2020 (dollars in thousands), according to the fair value hierarchy:
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$167,418	$167,418
Second Lien Debt	—	—	39,209	39,209
Equity and Warrants	493	—	67,572	68,065
Total	$493	$—	$274,199	$274,692
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
December 31, 2020
Note 4. Investments and Fair Value Measurements – (continued)
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2020 (dollars in thousands):
	First Lien Debt	Second Lien Debt	Equity and Warrants	Total
Balance as of January 1, 2020	$231,203	$53,857	$61,568	$346,628
Reclassifications	(9,380)	1,953	7,427	—
Repayments/sales	(47,362)	(12,740)	(2,544)	(62,646)
Purchases	19,480	—	1,590	21,070
Payment-in-kind interest and dividends accrued	1,559	191	173	1,923
Accretion of original issue discount	265	323	—	588
Net realized gain (loss) on investments	(15,100)	(4,782)	2,544	(17,338)
Net unrealized appreciation (depreciation) on investments	(13,247)	407	(3,186)	(16,026)
Balance as of December 31, 2020	$167,418	$39,209	$67,572	$274,199
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2019 (dollars in thousands):
	First Lien Debt	Second Lien Debt	Equity and Warrants(1)	Total
Balance as of January 1, 2019	$237,570	$105,608	$92,054	$435,232
Reclassifications	(2,773)	(5,215)	7,988	—
Repayments/sales	(65,495)	(27,843)	(34,784)	(128,122)
Purchases	70,184	4,511	3,136	77,831
Payment-in-kind interest and dividends accrued	1,173	969	820	2,962
Accretion of original issue discount	241	755	—	996
Net realized gain (loss) on investments	(19,859)	(24,699)	24,802	(19,756)
Net unrealized appreciation (depreciation) on investments	10,162	(229)	(22,587)	(12,654)
Transfers out of Level 3(2)	—	—	(9,861)	(9,861)
Balance as of December 31, 2019	$231,203	$53,857	$61,568	$346,628

(1)
Excludes the Company’s $13.6 million investment in CSLF II, measured at NAV as of December 31, 2019.

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

The net change in unrealized depreciation on investments held as of December 31, 2020 and 2019, was $(20.1) million and $(13.5) million, respectively, and is included in net unrealized depreciation on investments on the consolidated statements of operations.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 4. Investments and Fair Value Measurements – (continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and (liabilities) as of December 31, 2020 were as follows:
	Fair Value (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
First lien debt	$139.1	Income	Required Rate of Return Leverage Ratio Adjusted EBITDA	6.9% – 15.0% (10.5%) 0.9x – 3.5x (2.0x) ($1.6) million – $51.7 million ($13.1 million)
First lien debt	$28.3	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple	4.0x – 4.0x (4.0x)
			Adjusted EBITDA	$19.8 million – $19.8 million ($19.8 million)
			Revenue Multiple Revenue	0.2x – 4.8x (2.0x) $8.4 million – $67.4 million ($27.3 million)
Second lien debt	$39.2	Income and Asset(1)	Required Rate of Return Leverage Ratio Adjusted EBITDA	6.0% – 13.5% (12.0%) 0.9x – 4.2x (3.7x) $1.7 million – $185.3 million ($26.5 million)
Equity and warrants	$67.6	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple Adjusted EBITDA Revenue Multiple Revenue	6.0x – 21.0x (9.5x) $1.7 million – $22.4 million ($16.5 million) 0.2x – 1.3x (0.8x) $11.1 million – $1,377.1 million ($61.6 million)

(1)
$4.8 million in first lien debt, $0.9 million in second lien debt, and $4.4 million in equity and warrants were valued using the asset approach.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2019 were as follows:
	Fair Value(2) (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
First lien debt	$211.2	Income	Required Rate of Return	7.0% – 20.0% (12.0%)
			Leverage Ratio	1.5x – 7.9x (3.8x)
			Adjusted EBITDA	$0.8 million – $114.0 million ($13.6 million)
First lien debt	$20.0	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple	6.0x – 6.0x (6.0x)
			Adjusted EBITDA	$2.9 million – $2.9 million ($2.9 million)
			Revenue Multiple	1.0x – 1.1x (1.1x)
			Revenue	$13.3 million – $21.6 million ($19.5 million)
Second lien debt	$53.9	Income and Asset(1)	Required Rate of Return	6.0% – 15.0% (13.5%)
			Leverage Ratio	3.0x – 7.0x (5.3x)
			Adjusted EBITDA	$1.8 million – $74.5 million ($32.7 million)
Equity and warrants	$61.6	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple	3.9x – 10.0x (7.3x)
			Adjusted EBITDA	$1.8 million – $25.1 million ($11.7 million)
			Revenue Multiple	0.4x – 4.7x (0.8x)
			Revenue	$17.1 million – $566.2 million ($406.6 million)

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 4. Investments and Fair Value Measurements – (continued)

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
In May 2020, the Company and Trinity elected to wind-down operations of CSLF II. On June 1, 2020, CSLF II sold its existing assets with the Company and Trinity each purchasing approximately 50% of CSLF II’s debt investments at their par value. On June 12, 2020, CSLF II declared final distributions and returned all remaining capital of $13.1 million and $3.3 million to the Company and Trinity, respectively. For the years ended December 31, 2020 and 2019, the Company received $0.0 and $1.0 million, respectively, in dividend income from its equity interest in CSLF II.
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
On September 3, 2019, CSLF II entered into a senior secured revolving credit facility (the “CSLF II Credit Facility”) with KeyBank Specialty Finance Lending, an affiliate of KeyCorp. The CSLF II Credit Facility provided for borrowings up to $60.0 million, subject to certain borrowing base restrictions. Borrowings under the CSLF II Credit Facility bore interest at a rate of one-month LIBOR + 2.25%. Prior to the termination of the CSLF II Credit Facility, CSLF II incurred unused fees of .35% when utilization of the CSLF II Credit Facility exceeded 50% and .65% when utilization of the CSLF II Credit Facility was less than 50%. On June 5, 2020, CSLF II terminated the CSLF II Credit Facility and repaid all amounts outstanding.
As of December 31, 2019, $12.7 million was outstanding under the CSLF II Credit Facility. For the years ended December 31, 2020 and 2019, CSLF II incurred interest and financing expenses of $1.1 million and $0.2 million, respectively.
On September 3, 2019, the Company and Trinity committed to provide $25.0 million of subordinated debt (the “Subordinated Notes”) to CSLF II, with the Company providing $5.0 million and Trinity providing

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 4. Investments and Fair Value Measurements – (continued)
$20.0 million. The Subordinated Notes were scheduled to mature on September 3, 2024, however, the Subordinated Notes were terminated on June 12, 2020.
As of December 31, 2019, $0.0 were outstanding on the Subordinated Notes. As of December 31, 2019, the Company and Trinity had $5.0 million and $20.0 million of unfunded commitments related to the Subordinated Notes, respectively. For the years ended December 31, 2020 and 2019, CSLF II did not incur any interest and financing expenses related to the Subordinated Notes.
Below is a summary of CSLF II’s portfolio as of December 31, 2019 (dollars in thousands):
December 31, 2019
First lien loans(1)	$28,396
Weighted average current interest rate on first lien loans	6.4%
Number of portfolio companies	5
Largest portfolio company investment(1)	$7,443
Total of five largest portfolio company investments(1)	$28,396

(1)
Based on principal amount outstanding at period end.

Below is CSLF II’s schedule of investments as of December 31, 2019 (dollars in thousands):
Portfolio Company	Industry	Type of Investment	Principal Amount	Cost	Fair Value
Investments at Fair Value
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.0% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	$5,445	$5,445	$5,445
Installs, LLC	Logistics	First Lien Debt (5.8% Cash (1 month LIBOR + 4.0%, 1.8% Floor), Due 6/20/23)	7,443	7,443	7,443
RAM Payment, LLC	Financial Services	First Lien Debt (6.7% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	6,653	6,653	6,653
Rapid Fire Protection, Inc.(1)	Security System Services	First Lien Debt (5.5% Cash (1 month LIBOR + 3.8%, 1.8% Floor), Due 11/22/24)	4,400	4,400	4,400
U.S. BioTek Laboratories, LLC	Testing Laboratories	First Lien Debt (7.0% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	4,455	4,455	4,455
TOTAL INVESTMENTS			$28,396	$28,396	$28,396

(1)
The investment has a $3.0 million unfunded commitment.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 4. Investments and Fair Value Measurements – (continued)
Below are the statements of assets and liabilities for CSLF II as of December 31, 2020 and 2019 (dollars in thousands):
	December 31, 2020	December 31, 2019
ASSETS
Investments at fair value (amortized cost of $0 and $28,396, respectively)	$—	$28,396
Cash and cash equivalents	—	704
Interest receivable	—	151
Other assets	—	7
Total assets	$—	$29,258
LIABILITIES
Credit facility (net of deferred financing costs of $0 and $621, respectively)	$—	$12,079
Interest and financing fees payable	—	113
Accounts payable	—	27
Total liabilities	$—	$12,219
NET ASSETS
Members’ capital	$—	$17,039
Total net assets	$—	$17,039
Below are the statements of operations for CSLF II (dollars in thousands):
	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
INVESTMENT INCOME
Interest income	$650	$1,372
Fee income	5	175
Total investment income	$655	$1,547
EXPENSES
Interest and financing expenses	$1,135	$151
General and administrative expenses	164	176
Total expenses	$1,299	$327
NET INVESTMENT (LOSS) INCOME	$(644)	$1,220
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(644)	$1,220

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 5. Transactions With Affiliated Companies
During the year ended December 31, 2020, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):
Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2019 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2020 Fair Value
Affiliate investments
Burgaflex Holdings, LLC	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	$13,597	$1,707	$14,421	$427	$(1,250)	$—	$(1)	$13,597
Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)		—	635	—	—	—	703	1,338
Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)		—	—	—	—	—	—	—
			1,707	15,056	427	(1,250)	—	702	14,935
City Gear, LLC	Membership Unit Warrants		—	3,326	—	(1,341)	1,341	(1,315)	2,011
			—	3,326	—	(1,341)	1,341	(1,315)	2,011
Eastport Holdings, LLC	Second Lien Debt (13.5% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 12/29/21)	16,500	2,498	16,500	173	—	—	(173)	16,500
Eastport Holdings, LLC	Membership Units (22.9% ownership)		—	17,822	—	—	—	2,472	20,294
			2,498	34,322	173	—	—	2,299	36,794
GA Communications, Inc.	Series A-1 Preferred Stock (1,998 shares)		—	3,761	—	—	—	305	4,066
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)		—	501	—	—	—	(355)	146
			—	4,262	—	—	—	(50)	4,212
LJS Partners, LLC	Preferred Units (189,044 units)		—	372	145	—	—	239	756
LJS Partners, LLC	Common Membership Units (2,593,234 units)		—	1,509	—	—	—	2,442	3,951
			—	1,881	145	—	—	2,681	4,707
MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 9/30/21)	2,600	290	2,600	—	—	—	—	2,600
MMI Holdings, LLC	Second Lien Debt (6.0% Cash, Due 9/30/21)	400	21	400	—	—	—	—	400
MMI Holdings, LLC (5)	Preferred Units (1,000 units, 6.0% PIK Dividend)		—	1,710	104	—	—	1	1,815
MMI Holdings, LLC	Common Membership Units (45 units)		—	194	—	—	—	10	204
			311	4,904	104	—	—	11	5,019
Navis Holdings, Inc.	First Lien Debt (9.0% Cash, 2.0% PIK, Due 6/30/23)	11,031	1,084	10,100	1,875	(944)	—	(149)	10,882
Navis Holdings, Inc.	Class A Preferred Stock (1,000 shares)		25	1,000	—	—	—	(14)	986
Navis Holdings, Inc.	Common Stock (60,000 shares)		—	464	—	—	—	(464)	—
			1,109	11,564	1,875	(944)	—	(627)	11,868
Nth Degree Investment Group, LLC	Membership Units (6,088,000 Units)		—	6,088	—	—	—	(6,088)	—
			—	6,088	—	—	—	(6,088)	—

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 5. Transactions With Affiliated Companies – (continued)
Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2019 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2020 Fair Value
RAM Payment, LLC	First Lien Debt (6.5% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	$2,451	$113	$—	$3,069	$(618)	$—	$—	$2,451
RAM Payment, LLC	First Lien Debt (9.8% Cash, Due 1/4/24)	6,646	832	9,019	—	(2,372)	—	(1)	6,646
RAM Payment, LLC (5)	Preferred Units (86,000 units, 8.0% PIK Dividend)		—	1,725	69	—	—	1,080	2,874
			945	10,744	3,138	(2,990)	—	1,079	11,971
Sierra Hamilton Holdings Corporation	Second Lien Debt (15.0% PIK, Due 9/12/23)	453	105	748	116	(423)	—	—	441
Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)		—	5,160	—	—	—	(4,183)	977
			105	5,908	116	(423)	—	(4,183)	1,418
V12 Holdings, Inc.	Second Lien Debt	—	—	708	—	(276)	110	(52)	490
			—	708	—	(276)	110	(52)	490
Total Affiliate investments			6,675	$98,763	$5,978	$(7,224)	$1,451	$(5,543)	$93,425
Control investments
Capitala Senior Loan Fund II, LLC	Second Lien Debt (7.0% Cash (1 month LIBOR + 6.0%), Due 9/3/24)	$—	—	$—	$—	$—	$—	$—	$—
Capitala Senior Loan Fund II, LLC	Membership Units (80.0% ownership)		—	13,631	—	(13,116)	(484)	(31)	—
			—	13,631	—	(13,116)	(484)	(31)	—
Vology, Inc.	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 12/31/21)	3,732	410	3,877	—	(145)	—	—	3,732
Vology, Inc.	Class A Preferred Units (9,041,810 Units)		—	5,215	—	—	—	(528)	4,687
Vology, Inc.	Membership Units (5,363,982 Units)		—	—	—	—	—	—	—
			410	9,092	—	(145)	—	(528)	8,419
Total Control investments			$410	$22,723	$—	$(13,261)	$(484)	$(559)	$8,419

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
December 31, 2020
Note 5. Transactions With Affiliated Companies – (continued)
During the year ended December 31, 2019, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):
Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2018 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2019 Fair Value
Affiliate investments
Burgaflex Holdings, LLC	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	$14,421	$1,837	$14,384	$370	$(750)	$—	$417	$14,421
Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)		—	—	62	—	—	573	635
Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)		—	—	—	—	—	—	—
			1,837	14,384	432	(750)	—	990	15,056
City Gear, LLC	Membership Unit Warrants		—	3,184	111	—	(111)	142	3,326
			—	3,184	111	—	(111)	142	3,326
Eastport Holdings, LLC	Second Lien Debt (14.9% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 12/29/21)	16,500	3,230	16,500	659	—	—	(659)	16,500
Eastport Holdings, LLC	Membership Units (22.9% ownership)		—	17,610	—	—	—	212	17,822
			3,230	34,110	659	—	—	(447)	34,322
GA Communications, Inc. (5)	Series A-1 Preferred Stock (1,998 shares, 8.0% PIK Dividend)		—	3,482	299	—	—	(20)	3,761
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)		—	1,325	—	—	—	(824)	501
			—	4,807	299	—	—	(844)	4,262
J&J Produce Holdings, Inc.	Second Lien Debt (13.0% Cash, Due 6/16/19)	—	485	6,210	—	(5,788)	(618)	196	—
J&J Produce Holdings, Inc.	Common Stock (8,182 shares)		—	—	—	—	(818)	818	—
J&J Produce Holdings, Inc.	Common Stock Warrants (6,369 shares)		—	—	—	—	—	—	—
			485	6,210	—	(5,788)	(1,436)	1,014	—
LJS Partners, LLC	Preferred Units (92,924 units)		—	—	293	—	—	79	372
LJS Partners, LLC	Common Membership Units (2,593,234 units)		—	3,018	327	(293)	—	(1,543)	1,509
			—	3,018	620	(293)	—	(1,464)	1,881
MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 1/31/21)	2,600	316	2,600	—	—	—	—	2,600
MMI Holdings, LLC	Second Lien Debt (6.0% Cash, Due 1/31/21)	400	24	400	—	—	—	—	400
MMI Holdings, LLC (5)	Preferred Units (1,000 units, 6.0% PIK Dividend)		—	1,612	98	—	—	—	1,710
MMI Holdings, LLC	Common Membership Units (45 units)		—	185	—	—	—	9	194
			340	4,797	98	—	—	9	4,904
Navis Holdings, Inc.	First Lien Debt (11.0% Cash, Due 6/30/23)	10,100	568	—	10,100	—	—	—	10,100

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 5. Transactions With Affiliated Companies – (continued)
Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2018 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2019 Fair Value
Navis Holdings, Inc. (5)	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend)		$50	$—	$1,000	$—	$—	$—	$1,000
Navis Holdings, Inc.	Common Stock (60,000 shares)		—	—	—	—	—	464	464
			618	—	11,100	—	—	464	11,564
Nth Degree Investment Group, LLC	Membership Units (6,088,000 Units)		—	—	6,088	—	—	—	6,088
			—	—	6,088	—	—	—	6,088
RAM Payment, LLC	First Lien Debt (10.0% Cash, Due 1/4/24)	$9,019	1,212	—	9,489	(470)	—	—	9,019
RAM Payment, LLC (5)	Preferred Units (86,000 Units, 8.0% PIK Dividend)		—	—	928	—	—	797	1,725
			1,212	—	10,417	(470)	—	797	10,744
Sierra Hamilton Holdings Corporation	Second Lien Debt (15.0% PIK, Due 9/12/23)	782	3	—	748	—	—	—	748
Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)		—	6,854	—	—	—	(1,694)	5,160
			3	6,854	748	—	—	(1,694)	5,908
US Bath Group, LLC	First Lien Debt (11.5% Cash (1 month LIBOR + 9.0%, 1.0% Floor), Due 1/2/23)	—	676	12,750	—	(12,750)	—	—	—
US Bath Group, LLC	Membership Units (500,000 units)		—	2,083	—	(4,323)	3,823	(1,583)	—
			676	14,833	—	(17,073)	3,823	(1,583)	—
V12 Holdings, Inc.	Second Lien Debt		—	742	—	(30)	12	(16)	708
			—	742	—	(30)	12	(16)	708
Total Affiliate investments			$8,401	$92,939	$30,572	$(24,404)	$2,288	$(2,632)	$98,763
Control investments
AAE Acquisition, LLC	Second Lien Debt (6.0% PIK, Due 8/24/19)	$—	$—	$16,327	$4,084	$—	$(20,411)	$—	$—
AAE Acquisition, LLC	Membership Units (2.2% fully diluted)		—	—	—	—	(17)	17	—
AAE Acquisition, LLC	Warrants (58.9% fully diluted)		—	—	—	—	—	—	—
			—	16,327	4,084	—	(20,428)	17	—
CableOrganizer Acquisition, LLC	First Lien Debt (8.0% Cash, Due 6/30/21)	—	72	1,708	1,842	(3,550)	—	—	—
CableOrganizer Acquisition, LLC	First Lien Debt (8.0% Cash, Due 6/30/21)	—	148	8,889	—	(3,424)	(5,465)	—	—
CableOrganizer Acquisition, LLC	Preferred Units – Series A1 (7,200,000 units)		—	—	5,373	—	(5,373)	—	—
CableOrganizer Acquisition, LLC	Preferred Units – Series A (4,000,000 units)		—	—	—	—	(2,354)	2,354	—
CableOrganizer Acquisition, LLC	Common Stock (14.9% fully diluted)		—	—	—	—	(1,394)	1,394	—

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 5. Transactions With Affiliated Companies – (continued)
Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2018 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2019 Fair Value
CableOrganizer Acquisition, LLC	Common Stock Warrants (40.0% fully diluted)		$—	$—	$—	$—	$—	$—	$—
			220	10,597	7,215	(6,974)	(14,586)	3,748	—
Capitala Senior Loan Fund II, LLC	Second Lien Debt (6.7% Cash (1 month LIBOR + 5.0)%, Due 9/3/24)	$—	—	—	—	—	—	—	—
Capitala Senior Loan Fund II, LLC	Membership Units (80.0% ownership)		1,040	13,695	—	—	—	(64)	13,631
			1,040	13,695	—	—	—	(64)	13,631
Micro Precision, LLC	Second Lien Debt (10.0% Cash, Due 3/31/20)	—	106	1,862	—	(1,862)	—	—	—
Micro Precision, LLC	Second Lien Debt (14.0% Cash, 4.0% PIK, Due 3/31/20)	—	350	4,325	88	(4,413)	—	—	—
Micro Precision, LLC	Series A Preferred Units (47 units)		814	2,817	—	(1,629)	—	(1,188)	—
			1,270	9,004	88	(7,904)	—	(1,188)	—
Navis Holdings, Inc.	First Lien Debt (11.0% Cash, Due 6/30/23)	—	566	7,500	—	(7,500)	—	—	—
Navis Holdings, Inc. (5)	Class A Preferred Stock (1,000 shares, 10.0% Cash Dividend)		50	1,000	—	(1,000)	—	—	—
Navis Holdings, Inc.	Common Stock (60,000 shares)		—	4,348	—	(2,600)	2,599	(4,347)	—
			616	12,848	—	(11,100)	2,599	(4,347)	—
Portrait Studio, LLC	First Lien Debt (9.0% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 2.0% Ceiling), Due 12/31/22)	—	98	—	3,540	(3,540)	—	—	—
Portrait Studio, LLC	First Lien Debt (9.1% Cash (1 month LIBOR + 7.0%, 1.0% Floor, 5.0% Ceiling), Due 12/31/22)	—	107	4,500	—	(792)	(3,708)	—	—
Portrait Studio, LLC	Preferred Units (4,350,000 Units)		—	2,174	—	—	(2,450)	276	—
Portrait Studio, LLC	Membership Units (150,000 Units)		—	—	—	—	—	—	—
			205	6,674	3,540	(4,332)	(6,158)	276	—
Vology, Inc.	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 12/31/21)	3,877	119	—	3,877	—	—	—	3,877
Vology, Inc.	Class A Preferred Units (9,041,810 Units)		—	—	5,215	—	—	—	5,215
Vology, Inc.	Membership Units (5,363,982 Units)		—	—	—	—	—	—	—
			119	—	9,092	—	—	—	9,092
Total Control investments			$3,470	$69,145	$24,019	$(30,310)	$(38,573)	$(1,558)	$22,723

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 5. Transactions With Affiliated Companies – (continued)

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

Note 6. Agreements
On September 24, 2013, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with our Investment Advisor, which was initially approved by the Board on June 10, 2013. Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect if approved annually by the Board or by a majority of our outstanding voting securities, including, in either case, by a majority of our directors who are not “interested persons” as such term is defined in Section 2(a)(19) of the 1940 Act (“Independent Directors”). The Investment Advisory Agreement was most recently re-approved by the Board, including a majority of our Independent Directors, at a meeting on July 30, 2020. Subject to the overall supervision of the Board, the Investment Advisor manages our day-to-day operations and provides investment advisory and management services to us. Under the terms of the Investment Advisory Agreement, the Investment Advisor:
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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 6. Agreements – (continued)
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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 6. Agreements – (continued)
20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio.
The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Advisor that would, when taken together with all other incentive fees paid to the Investment Advisor during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. As of December 31, 2020 and 2019, the Company had incentive fees payable to the Investment Advisor of $3.7 million, related to fees earned in prior years but deferred under the incentive fee deferral mechanism.
For the years ended December 31, 2020, 2019 and 2018, the Company incurred $6.4 million, $8.0 million and $9.0 million in base management fees, respectively. The Company incurred $0.0, $1.5 million and $0.2 million in incentive fees related to pre-incentive fee net investment income for the years ended December 31, 2020, 2019, and 2018, respectively. For the years ended December 31, 2020, 2019 and 2018, our Investment Advisor waived incentive fees of $0.0, $0.3 million and $0.0, respectively.
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
For the years ended December 31, 2020, 2019 and 2018 the Company paid the Administrator $1.4 million each year for the Company’s allocable portion of the Administrator’s overhead.
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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 6. Agreements – (continued)
Administrator for the Company.
Note 7. Related Party Transactions
As of December 31, 2020 and 2019, the Company had $3.8 million and $3.7 million, respectively, of management and incentive fees payable to the Investment Advisor. These amounts are reflected in the accompanying consolidated statements of assets and liabilities under the caption “Management and incentive fees payable.”
On June 1, 2020, the Company purchased approximately 50% of the outstanding loans in CSLF II at par as part of the wind-down of the joint venture. The Company paid $8.3 million for the loans and assumed a $3.0 million unfunded commitment related to Rapid Fire Protection, Inc.’s revolving credit facility. On June 12, 2020, the Company wound down CSLF II. See Note 4 for details.
Note 8. Borrowings
SBA-guaranteed debentures
The Company, through its wholly owned subsidiary Fund III, uses debenture leverage guaranteed through the SBA (the “SBA-guaranteed debentures”) to fund a portion of its investment portfolio. As of December 31, 2020 and 2019, the Company had $91.0 million and $150.0 million of SBA-guaranteed debentures outstanding, respectively. The Company has issued all SBA-guaranteed debentures that were permitted under each of the Legacy Funds’ respective SBIC licenses (as applicable), and there are no unused SBA-guaranteed debenture commitments remaining. On March 1, 2019, Fund II repaid its outstanding SBA-guaranteed debentures and relinquished its SBIC license. SBA-guaranteed debentures are secured by a lien on all assets of Fund III and were secured by a lien on all assets of Fund II prior to March 1, 2019. As of December 31, 2020 and 2019, Fund III had total assets of $186.0 million and $266.3 million, respectively. On June 10, 2014, the Company received an exemptive order from the SEC exempting the Company, Fund II, and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. The Company intends to comply with the conditions of the order.
The following table summarizes the interest expense and annual charges, deferred financing costs, average outstanding balance, and average stated interest and annual charge rate on the SBA-guaranteed debentures for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):
	For the years ended
	December 31, 2020	December 31, 2019	December 31, 2018
Interest expense and annual charges	$4,546	$5,454	$6,244
Deferred financing costs	521	682	612
Total interest and financing expenses	$5,067	$6,136	$6,856
Average outstanding balance	$130,333	$152,537	$169,028
Average stated interest and annual charge rate	3.44%	3.57%	3.69%

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 8. Borrowings – (continued)
As of December 31, 2020 and 2019, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):
Fixed Maturity Date	Interest Rate	SBA Annual Charge	December 31, 2020	December 31, 2019
September 1, 2020	3.215%	0.285%	$—	$19,000
March 1, 2021	4.084%	0.285%	6,000	46,000
March 1, 2022	2.766%	0.285%	10,000	10,000
March 1, 2022	2.766%	0.515%	50,000	50,000
March 1, 2023	2.351%	0.515%	25,000	25,000
			$91,000	$150,000
2022 Notes
On May 16, 2017, the Company issued $70.0 million in aggregate principal amount of 6.0% fixed-rate notes due May 31, 2022 (the “2022 Notes”). On May 25, 2017, the Company issued an additional $5.0 million in aggregate principal amount of the 2022 Notes pursuant to a partial exercise of the underwriters’ overallotment option. The 2022 Notes will mature on May 31, 2022 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after May 31, 2019 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. As of December 31, 2020 and 2019, the Company had $72.8 million and $75.0 million in 2022 Notes outstanding, respectively.
The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Notes for the years ended December 31, 2020, 2019, and 2018 (dollars in thousands):
	For the years ended
	December 31, 2020	December 31, 2019	December 31, 2018
Interest expense	$4,449	$4,500	$4,500
Deferred financing costs	569	540	509
Total interest and financing expenses	$5,018	$5,040	$5,009
Average outstanding balance	$74,253	$75,000	$75,000
Average stated interest rate	6.0%	6.0%	6.0%
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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 8. Borrowings – (continued)
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
As of December 31, 2020 and 2019, the Company had $52.1 million in 2022 Convertible Notes outstanding.
The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Convertible Notes for the years ended December 31, 2020, 2019, and 2018 (dollars in thousands):
	For the years ended
	December 31, 2020	December 31, 2019	December 31, 2018
Interest expense	$2,995	$2,995	$2,995
Deferred financing costs	364	342	324
Total interest and financing expenses	$3,359	$3,337	$3,319
Average outstanding balance	$52,088	$52,088	$52,088
Average stated interest rate	5.75%	5.75%	5.75%
Bond Repurchase Program
On July 30, 2020, the Board approved a bond repurchase program which authorizes the Company to repurchase up to an aggregate of $10.0 million worth of the Company’s outstanding 2022 Notes and/or 2022 Convertible Notes (the “Bond Repurchase Program”). The Bond Repurchase Program will terminate upon the earlier of (i) July 30, 2021 or (ii) the repurchase of an aggregate of $10.0 million worth of 2022 Notes and/or 2022 Convertible Notes. During the year ended December 31, 2020, the Company purchased approximately $2.2 million of outstanding principal of the 2022 Notes under the Bond Repurchase Program, resulting in a realized gain of $0.2 million. During the year ended December 31, 2020, the Company did not purchase any of the 2022 Convertible Notes.
ING Credit Facility
On October 17, 2014, the Company entered into a senior secured revolving credit agreement (as amended, the “ING Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. The Credit Facility was set to mature on April 30, 2022. On June 19, 2020, the Company unilaterally terminated the ING Credit Facility.
Borrowings under the ING Credit Facility bore interest, at the Company’s election, at a rate per annum equal to (i) the one, two, three or six month LIBOR, as applicable, plus 3.50% or (ii) 2.00% plus the highest of  (A) a prime rate, (B) the Federal Funds rate plus 0.5%, and (C) three month LIBOR plus 1.0%. The Company’s

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 8. Borrowings – (continued)
ability to elect LIBOR indices with various tenors (e.g., one, two, three or six month LIBOR) on which the interest rates for borrowings under the ING Credit Facility were based, provided the Company with increased flexibility to manage interest rate risks as compared to a borrowing arrangement that did not provide for such optionality. Once a particular LIBOR had been selected, the interest rate on the applicable amount borrowed reset after the applicable tenor period and was based on the then applicable selected LIBOR (e.g., borrowings for which the Company elected the one month LIBOR reset on the one month anniversary of the period based on the then selected LIBOR). For any given borrowing under the ING Credit Facility, the Company elected what it believed to be an appropriate LIBOR taking into account the Company’s needs at the time as well as the Company’s view of future interest rate movements. The ING Credit Facility provided for the ability to step-down the pricing of the ING Credit Facility from LIBOR plus 3.50% to LIBOR plus 3.00% when certain conditions were met. The Company also paid an unused commitment fee at a rate of 0.75% per annum on the unutilized portion of the aggregate commitments under the ING Credit Facility on each day when the utilized portion of the aggregate commitments was less than 35% for such day and 0.50% per annum on the unutilized portion of the aggregate commitments under the ING Credit Facility when the utilized portion was greater than 35% for such day.
The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the ING Credit Facility for the years ended December 31, 2020, 2019, and 2018 (dollars in thousands):
	For the years ended
	December 31, 2020	December 31, 2019	December 31, 2018
Interest expense	$—	$580	$305
Deferred financing costs	1,379	806	441
Unused commitment fees	211	1,222	1,353
Total interest and financing expenses	$1,590	$2,608	$2,099
Average outstanding balance	$—	$10,448	$6,304
Average stated interest rate	—%	5.41%	4.89%
The ING Credit Facility was secured by investments and cash held by the Company, exclusive of assets pledged as collateral for the Company’s SBA debentures. Assets pledged to secure the Credit Facility had a carrying value of $159.8 million at December 31, 2019.
KeyBank Credit Facility
On October 30, 2020, Capitala Business Lending, LLC CBL, a direct, wholly owned, consolidated subsidiary of the Company, entered into a senior secured revolving credit agreement (the “KeyBank Credit Facility”), with the Investment Adviser, as collateral manager, the lenders from time to time parties thereto (each a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $25.0 million as of October 30, 2020. CBL may, on any business day prior to October 28, 2022, request an increase in the aggregate principal amount from $25.0 million to $100.0 million in accordance with the terms and in the manner described in the KeyBank Credit Facility. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through October 28, 2022, unless there is an earlier termination or event of default. The KeyBank Credit Facility matures on October 28, 2023, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at one-month LIBOR plus 3.5%, subject to a minimum interest rate of 4.25%. The Company will also pay an unused

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 8. Borrowings – (continued)
commitment fee at a rate of 1.75% per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility. As of December 31, 2020, the Company had $0.0 outstanding and $25.0 million available under the KeyBank Credit Facility. The Keybank Credit Facility is secured by the investments and other assets held by CBL, the Company’s wholly owned subsidiary. As of December 31, 2020, assets pledged to secure the KeyBank Credit Facility had a fair value of $57.6 million.
The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the KeyBank Credit Facility for the years ended December 31, 2020, 2019, and 2018 (dollars in thousands):
	For the years ended
	December 31, 2020	December 31, 2019	December 31, 2018
Interest expense	$—	$—	$—
Deferred financing costs	33	—	—
Unused commitment fees	77	—	—
Total interest and financing expenses	$110	$—	$—
Average outstanding balance	$—	$—	$—
Average stated interest rate	—%	—%	—%
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2020, and the level of each financial liability within the fair value hierarchy (dollars in thousands):
	Carrying Value(1)	Fair Value	Level 1	Level 2	Level 3
SBA-guaranteed debentures	$91,000	$92,189	$—	$—	$92,189
2022 Notes	72,833	70,503	70,503	—	—
2022 Convertible Notes	52,088	51,233	51,233	—	—
KeyBank Credit Facility	—	—	—	—	—
Total	$215,921	$213,925	$121,736	$—	$92,189

(1)
Carrying value equals the gross principal outstanding at period end.

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2019, and the level of each financial liability within the fair value hierarchy (dollars in thousands):
	Carrying Value(1)	Fair Value	Level 1	Level 2	Level 3
SBA-guaranteed debentures	$150,000	$151,167	$—	$—	$151,167
2022 Notes	75,000	74,970	74,970	—	—
2022 Convertible Notes	52,088	51,498	51,498	—	—
ING Credit Facility	—	—	—	—	—
Total	$277,088	$277,635	$126,468	$—	$151,167

(1)
Carrying value equals the gross principal outstanding at period end.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 8. Borrowings – (continued)
The estimated fair value of the Company’s SBA-guaranteed debentures was based on future contractual cash payments discounted at market interest rates to borrow from the SBA as of the measurement date.
The estimated fair value of the 2022 Notes and 2022 Convertible Notes was based on their respective closing prices as of the measurement date as they are traded on the NASDAQ Global Select Market under the ticker “CPTAL” (2022 Notes) and on the NASDAQ Capital Market under the ticker “CPTAG” (2022 Convertible Notes).
The estimated fair value of the ING Credit Facility and KeyBank Credit Facility was based on future contractual cash payments discounted at estimated market interest rates for similar debt.
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
Permanent differences between taxable income and net investment income for financial reporting purposes are reclassified among the capital accounts in the financial statements to reflect their tax character. During the years ended December 31, 2020, December 31, 2019, and December 31, 2018, the Company reclassified for book purposes amounts arising from permanent differences in the book and tax basis of partnership investments sold, sales relating to defaulted bond accruals, and book and tax character of distributions paid. Such reclassifications are reported in “Tax reclassifications of stockholders’ equity in accordance with generally accepted accounting principles” and “Distributions — Return of Capital” in the statements of changes in net assets for the years ended December 31, 2020, 2019 and 2018, respectively.
The following permanent differences due to adjustments for the realized gains (losses) upon disposition of partnership interests and for the transfer of distributions between accumulated capital gains, accumulated net investment income, and return of capital were reclassified for tax purposes for the tax years ended December 31, 2020, December 31, 2019, and December 31, 2018 (dollars in thousands):
	Tax year ended December 31, 2020	Tax year ended December 31, 2019	Tax year ended December 31, 2018
(Decrease) increase in accumulated net investment income	$(778)	$(13)	$38
Increase in accumulated net realized gains on investments	6,254	2,450	—
Decrease in capital in excess of par value	(5,476)	(2,437)	(38)

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 9. Income Taxes – (continued)
For the tax years ended December 31, 2020, December 31, 2019, December 31, 2018, the tax basis components of distributable earnings were as follows (dollars in thousands):
	Tax year ended December 31, 2020	Tax year ended December 31, 2019	Tax year ended December 31, 2018
Undistributed ordinary income	$—	$—	$1,016
Accumulated capital losses	(111,734)	(95,186)	(79,063)
Unrealized (depreciation) appreciation	(23,428)	(9,190)	6,519
Other temporary differences	(6,262)	(6,423)	(610)
Total	$(141,424)	$(110,799)	$(72,138)
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of December 31, 2020, the Company has a short-term capital loss carry forward of $16.7 million and a long-term capital loss carry forward of $95.0 million.
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.
The following table reconciles net increase (decrease) in net assets resulting from operations to taxable income for the tax periods ended December 31, 2020, December 31, 2019, and December 31, 2018 (dollars in thousands):
	Tax year ended December 31, 2020	Tax year ended December 31, 2019	Tax year ended December 31, 2018
Net decrease in net assets resulting from operations	$(35,447)	$(27,647)	$(16,026)
Net change in unrealized depreciation (appreciation) on investments	11,611	20,306	(840)
Capital loss carryforward	16,561	16,246	34,985
Tax provision (benefit)	—	628	(1,916)
Other deductions for book in excess of deductions for tax	7,930	2,903	(9,051)
Total taxable income	$655	$12,436	$7,152
For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the tax periods ended December 31, 2020, December 31, 2019, and December 31, 2018 (dollars in thousands):
	Tax year ended December 31, 2020	Tax year ended December 31, 2019	Tax Year ended December 31, 2018
Ordinary income	$655	$13,451	$15,986
Return of capital	3,398	2,659	—
Total	$4,053	$16,110	$15,986
For U.S. federal income tax purposes, as of December 31, 2020, the aggregate net unrealized depreciation for all securities was $(23.4) million. As of December 31, 2020, gross unrealized appreciation was $14.3 million and gross unrealized depreciation was $(37.7) million. The aggregate cost of securities for U.S. federal income

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 9. Income Taxes – (continued)
tax purposes was $298.1 million as of December 31, 2020. For U.S. federal income tax purposes, as of December 31, 2019, the aggregate net unrealized depreciation for all securities was $(9.2) million. As of December 31, 2019, gross unrealized appreciation was $7.7 million and gross unrealized depreciation was $(16.9) million. The aggregate cost of securities for U.S. federal income tax purposes was $371.7 million as of December 31, 2019.
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
The Company acquired the non-controlling interest in Print Direction, Inc. on December 1, 2017 and converted the entity to CPTA Master Blocker, Inc. (Georgia), retaining its net operating losses in the transaction pursuant to Section 382 of the Code. As of December 31, 2020, the Taxable Subsidiaries had net operating losses for U.S. federal income tax purposes of approximately $13.7 million. If not utilized, $6.1 million of these net operating losses will expire in the year ended December 31, 2037, $1.5 million of these net operating losses will expire in the year ended December 31, 2036, and $6.1 million of these net operating losses have no expiration.
Deferred U.S. federal income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and U.S. federal income tax purposes. Components of deferred tax assets (liabilities) as of December 31, 2020 and 2019 are as follows (dollars in thousands):
	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryforwards	$3,318	$4,033
Capital loss carryforwards	909	243
Other deferred tax assets	526	5
Less valuation allowance	(4,621)	(3,166)
Total deferred tax assets	132	1,115
Deferred tax liabilities:
Net unrealized depreciation on investments	(132)	(1,115)
Total deferred tax liabilities	(132)	(1,115)
Net deferred tax asset	$—	$—
At December 31, 2020 and December 31, 2019, the valuation allowance on deferred tax assets was $4.6 million and $3.2 million, respectively, which represents the tax effect of net operating losses that we do not believe we will realize through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 9. Income Taxes – (continued)
Total income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 21% to net investment loss and net realized and unrealized appreciation (depreciation) on investments for the years ended December 31, 2020, 2019, and 2018, are as follows (dollars in thousands):
	For the years ended
	December 31, 2020	December 31, 2019	December 31, 2018
Tax benefit at statutory rates	$(795)	$(1,742)	$(1,447)
State income tax benefit, net of federal benefit	(124)	(300)	(266)
Adjustment to unrealized depreciation	(1,366)	(359)	(159)
Other adjustments	786	218	(40)
Revaluation for state rate change	44	10	(5)
Change in valuation allowance	1,455	2,801	1
Total tax provision (benefit), net	$—	$628	$(1,916)
For the years ended December 31, 2020, 2019 and 2018, the components of the Company’s tax provision (benefit) include the following:
	For the years ended
	December 31, 2020	December 31, 2019	December 31, 2018
Deferred tax benefit
Federal	$(1,297)	$(1,862)	$(1,615)
State	(158)	(311)	(302)
Less valuation allowance	1,455	2,801	1
Total tax provision (benefit), net	$—	$628	$(1,916)
Note 10. Directors’ Fees
Our Independent Directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Board meeting and $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the years ended December 31, 2020, 2019 and 2018, the Company recognized directors’ fees expense of $0.3 million, $0.4 million, and $0.4 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act. Effective April 1, 2020, the Company’s Independent Directors have agreed to waive 20% of the fees due to them for the remainder of the fiscal year ending December 31, 2020 due to the impact of the COVID-19 pandemic.
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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 11. Stockholders’ Equity – (continued)
On August 21, 2020, the Company effectuated a one-for-six reverse stock split of shares of the Company’s common stock. Please see Note 1 for a full description. As of December 31, 2020, the Company had 2,711,068 shares of common stock outstanding.
Note 12. Earnings Per Share
In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Other potentially dilutive shares of the Company’s common stock, and the related impact to earnings, are considered when calculating diluted earnings per share. For the years ended December 31, 2020, 2019, and 2018, 0.6 million in convertible shares related to the 2022 Convertible Notes were considered anti-dilutive.
The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share resulting from operations for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands, except share and per share data):
	For the years ended
Basic and diluted	December 31, 2020	December 31, 2019	December 31, 2018
Net decrease in net assets resulting from operations	$(35,447)	$(27,647)	$(16,026)
Weighted average common stock outstanding – basic and diluted(1)	2,709,169	2,686,287	2,665,573
Net decrease in net assets per share resulting from operations – basic and diluted(1)	$(13.08)	$(10.29)	$(6.01)

(1)
Basic and diluted shares of the Company’s common stock have been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

Note 13. Distributions
The Company’s distributions are recorded on the record date. Stockholders have the option to receive payment of the distribution in cash, shares of the Company’s common stock, or a combination of cash and shares of common stock.
On April 30, 2020, July 30, 2020, and October 29, 2020 the Company’s Board determined not to declare a distribution for the second quarter, third quarter, or fourth quarter, respectively, due to the impact of the COVID-19 pandemic on the Company’s expected net investment income. Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the year ended December 31, 2020, we estimate that total distributions of $4.1 million were comprised of approximately $0.7 million from ordinary income and $3.4 million from return of capital. For the year ended December 31, 2019, total distributions of $16.1 million were comprised of approximately $13.4 million from ordinary income and $2.7 million from return of capital. For the year ended December 31, 2018, total distributions of $16.0 million were comprised 100% of ordinary income.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 13. Distributions – (continued)
The following tables summarize the Company’s distribution declarations for the years ended December 31, 2020, 2019 and 2018 (in thousands, except share and per share data):
Date Declared	Record Date	Payment Date	Amount Per Share(1)	Cash Distribution	DRIP Shares Issued(1)	DRIP Share Value
January 2, 2020	January 24, 2020	January 30, 2020	$0.50	$1,231	2,432	$119
January 2, 2020	February 20, 2020	February 27, 2020	0.50	1,229	2,760	122
January 2, 2020	March 23, 2020	March 30, 2020	0.50	1,259	5,261	93
Total Distributions Declared and Distributed for 2020			$1.50	$3,719	10,453	$334
Date Declared	Record Date	Payment Date	Amount Per Share(1)	Cash Distribution	DRIP Shares Issued(1)	DRIP Share Value
January 2, 2019	January 24, 2019	January 30, 2019	$0.50	$1,256	1,712	$81
January 2, 2019	February 20, 2019	February 27, 2019	0.50	1,253	1,762	85
January 2, 2019	March 21, 2019	March 28, 2019	0.50	1,250	1,959	89
April 1, 2019	April 22, 2019	April 29, 2019	0.50	1,246	1,913	94
April 1, 2019	May 23, 2019	May 30, 2019	0.50	1,243	1,930	97
April 1, 2019	June 20, 2019	June 27, 2019	0.50	1,238	1,958	104
July 1, 2019	July 23, 2019	July 30, 2019	0.50	1,237	1,953	106
July 1, 2019	August 22, 2019	August 29, 2019	0.50	1,231	2,680	113
July 1, 2019	September 20, 2019	September 27, 2019	0.50	1,231	2,388	114
October 1, 2019	October 22, 2019	October 29, 2019	0.50	1,231	2,413	115
October 1, 2019	November 22, 2019	November 29, 2019	0.50	1,234	2,346	113
October 1, 2019	December 23, 2019	December 30, 2019	0.50	1,234	2,356	115
Total Distributions Declared and Distributed for 2019			$6.00	$14,884	25,370	$1,226
Date Declared	Record Date	Payment Date	Amount Per Share(1)	Cash Distribution	DRIP Shares Issued(1)	DRIP Share Value
January 2, 2018	January 22, 2018	January 30, 2018	$0.50	$1,275	1,213	$54
January 2, 2018	February 20, 2018	February 27, 2018	0.50	1,275	1,346	54
January 2, 2018	March 23, 2018	March 29, 2018	0.50	1,274	1,272	56
April 2, 2018	April 19, 2018	April 27, 2018	0.50	1,278	1,168	53
April 2, 2018	May 22, 2018	May 30, 2018	0.50	1,277	1,146	54
April 2, 2018	June 20, 2018	June 28, 2018	0.50	1,280	1,098	52
July 2, 2018	July 23, 2018	July 30, 2018	0.50	1,279	1,086	53
July 2, 2018	August 23, 2018	August 30, 2018	0.50	1,277	1,116	56
July 2, 2018	September 20, 2018	September 27, 2018	0.50	1,249	1,678	84
October 1, 2018	October 23, 2018	October 30, 2018	0.50	1,249	1,820	85
October 1, 2018	November 21, 2018	November 29, 2018	0.50	1,249	1,890	86
October 1, 2018	December 20, 2018	December 28, 2018	0.50	1,255	1,886	82
Total Distributions Declared and Distributed for 2018			$6.00	$15,217	16,719	$769

(1)
Shares and amount per share have been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 14. Financial Highlights and Senior Securities
The following is a schedule of financial highlights for the years ended December 31, 2020, 2019, 2018, 2017, and 2016 (dollars in thousands, except share and per share data, unless otherwise noted):
	For the years ended December 31,
	2020	2019	2018	2017	2016
Per share data(1):
Net asset value at beginning of year	$54.84	$71.26	$83.46	$94.75	$102.22
Net investment income(2)	0.02	4.86	6.01	5.86	11.01
Net realized loss on investments(2)	(8.88)	(7.35)	(13.06)	(9.13)	(8.63)
Net unrealized appreciation (depreciation) on investments(2)	(4.29)	(7.56)	(2.23)	2.66	2.12
Net unrealized appreciation (depreciation) on Written Call Option(2)	—	—	2.55	(1.54)	(1.03)
Tax benefit (provision)(2)	—	(0.23)	0.72	(0.49)	—
Net realized gain on extinguishment of debt(2)	0.06	—	—	—	—
Distributions – from net investment income	(0.24)	(5.01)	(6.00)	(8.52)	(10.80)
Distributions – return of capital	(1.26)	(0.99)	—	—	—
Other(3)	(0.06)	(0.14)	(0.19)	(0.13)	(0.14)
Net asset value at end of year	$40.19	$54.84	$71.26	$83.46	$94.75
Net assets at end of year	$108,947	$148,113	$190,644	$221,887	$250,582
Shares outstanding at end of year	2,711,068	2,700,628	2,675,258	2,658,539	2,644,674
Per share market value at end of year	$14.41	$52.38	$43.02	$43.68	$77.58
Total return based on market value(4)	(71.10)%	37.75%	12.14%	(35.68)%	24.07%
Ratio/Supplemental data:
Ratio of net investment income to average net assets	0.05%	7.85%	7.60%	6.54%	11.32%
Ratio of incentive fee, net of incentive fee waiver, to average net assets(5)	—%	0.73%	0.12%	0.15%	2.01%
Ratio of interest and financing expenses to average net assets	13.23%	10.30%	8.20%	7.94%	7.68%
Ratio of tax (benefit) provision to average net assets	—%	0.38%	(0.91)%	0.54%	—%
Ratio of other operating expenses to average net assets	9.82%	7.62%	6.52%	6.90%	5.61%
Ratio of total expenses including tax provision, net of fee waivers to average net assets(5)	23.05%	19.03%	13.93%	15.53%	15.30%
Portfolio turnover rate(6)	6.90%	19.18%	22.69%	16.34%	21.33%
Average debt outstanding(7)	$256,673	$290,073	$302,420	$325,314	$356,758
Average debt outstanding per common share	$94.68	$107.41	$113.04	$122.37	$134.90
Total Debt Outstanding:
KeyBank Credit Facility	$—	$—	$—	$—	$—
ING Credit Facility	$—	$—	$10,000	$9,000	$44,000
SBA-guaranteed debentures	$91,000	$150,000	$165,700	$170,700	$170,700
2021 Notes	$—	$—	$—	$—	$113,438
2022 Notes	$72,833	$75,000	$75,000	$75,000	$—
2022 Convertible Notes	$52,088	$52,088	$52,088	$52,088	$—
Asset coverage per unit(8):
KeyBank Credit Facility	$1,872	N/A	N/A	N/A	N/A
ING Credit Facility	N/A	$2,165	$2,391	$2,630	$2,592
SBA-guaranteed debentures	N/A	N/A	N/A	N/A	N/A
2021 Notes	N/A	N/A	N/A	N/A	$2,592
2022 Notes	$1,872	$2,165	$2,391	$2,630	N/A
2022 Convertible Notes	$1,872	$2,165	$2,391	$2,630	N/A

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
For the years ended December 31,
	2020	2019	2018	2017	2016
Involuntary liquidation preference per unit(9):
KeyBank Credit Facility	—	—	—	—	—
ING Credit Facility	—	—	—	—	—
SBA-guaranteed debentures	—	—	—	—	—
2021 Notes	—	—	—	—	—
2022 Notes	—	—	—	—	—
2022 Convertible Notes	—	—	—	—	—
Average market value per unit(10):
KeyBank Credit Facility	N/A	N/A	N/A	N/A	N/A
ING Credit Facility	N/A	N/A	N/A	N/A	N/A
SBA-guaranteed debentures	N/A	N/A	N/A	N/A	N/A
2021 Notes	N/A	N/A	N/A	N/A	$1,006
2022 Notes	$867	$1,000	$996	$1,014	N/A
2022 Convertible Notes	$856	$994	$984	$1,001	N/A

(1)
Shares and per share data have been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

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

(5)
The ratio of waived incentive fees to average net assets was 0.00%, 0.17%, 0.00%, 0.40%, and 0.65% for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

(6)
Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

(7)
Based on daily weighted average balance of debt outstanding during the period.

(8)
Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. We have excluded our SBA-guaranteed debentures from the asset coverage calculation pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the 200% asset coverage ratio (150% after November 1, 2019) we are required to maintain under the 1940 Act. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(9)
The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “— “ indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

(10)
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

CAPITALA FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 15. Selected Quarterly Financial Data (Unaudited)
	For the quarter ended
(Dollars in thousands, except per share data)	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total investment income	$5,679	$6,694	$6,999	$7,074
Net investment (loss) income	$(62)	$742	$(609)	$(13)
Net increase (decrease) in net assets resulting from operations	$538	$3,355	$3,100	$(42,440)
Net investment (loss) income per share(1)	$(0.02)	$0.27	$(0.22)	$(0.00)
Net increase (decrease) in net assets resulting from operations per share(1)	$0.20	$1.24	$1.14	$(15.70)
Net asset value per share at end of period(1)	$40.19	$39.99	$38.75	$37.61
	For the quarter ended
(Dollars in thousands, except per share data)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total investment income	$9,634	$10,126	$11,590	$12,684
Net investment income	$1,902	$2,984	$4,022	$4,135
Net (decrease) increase in net assets resulting from operations	$(69)	$1,717	$(29,144)	$(151)
Net investment income per share(1)	$0.71	$1.11	$1.50	$1.54
Net (decrease) increase in net assets resulting from operations per share(1)	$(0.03)	$0.64	$(10.86)	$(0.06)
Net asset value per share at end of period(1)	$54.84	$56.39	$57.27	$69.66

(1)
Shares and amount per share have been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

Note 16. Subsequent Events
Portfolio Activity
On January 28, 2021, the Company’s first lien debt investment in Burgaflex Holdings, LLC was repaid at par.
Borrowings
On February 24, 2021, the Company repaid $20.0 million in outstanding SBA-guaranteed debentures, $6.0 million that was scheduled to mature on March 1, 2021 and $14.0 million that was scheduled to mature on March 1, 2022.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.   CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2020.
As a non-accelerated filer, the Company is not currently required to obtain an audit of the effectiveness of internal control over financial reporting from its independent registered public accounting firm as of December 31, 2020.
(c) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financing reporting that occurred during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.   OTHER INFORMATION
None.

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information with respect to each of the current directors is set forth below, including their names, ages, a brief description of their recent business experience, including present occupations and employment, certain directorships that each person holds, the year in which each person became a director of Capitala Finance Corp. (“Capitala Finance,” the “Company,” “we,” “us” or “our”), and a discussion of their particular experience, qualifications, attributes or skills that lead us to conclude that such individual should serve as a director of the Company, in light of the Company’s business and structure. There were no legal proceedings of the type described in Item 401(f) of Regulation S-K in the past 10 years against any of the directors or officers of the Company and none are currently pending. There is no arrangement or understanding between any of the Company’s directors or officers pursuant to which they were selected as directors or officers and the Company or any other person or entity.
Mr. Alala is an “interested person” of the Company as defined in the Investment Company Act of 1940, as amended (the “1940 Act”) due to his position as chief executive officer and president of the Company and as the managing partner and chief investment officer of Capitala Investment Advisors, LLC (“Capitala Investment Advisors” or the “Investment Advisor”). Mr. Broyhill is an “interested person” of the Company as defined in the 1940 Act due to his indirect controlling interest in Capitala Investment Advisors. Mr. Carroll, Mr. Chapman, and Dr. Moyer are not “interested persons” of the Company as defined in the 1940 Act.
Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years
Interested Director
Joseph B. Alala, III, 50	Chief Executive Officer, President, and Chairman of the Board of Directors.	Class III Director since 2013; Term expires 2022.	Chief Executive Officer, President, and Chairman of the Board of Directors of Capitala Finance; and Managing Partner and Chief Investment Officer of Capitala Investment Advisors.	Member of Board of Governors of the Small Business Investor Alliance; Serves on Board of Visitors of the Wake Forest School of Law; Serves on the boards of directors of some of our portfolio companies; and Member of Princeton University’s Track & Field’s Trustee Board.
Mr. Alala’s intimate knowledge of the business and operations of the Company and our portfolio, extensive familiarity with the financial industry and the investment management process in particular, and experience as a director of other organizations not only gives our board of directors’ (the “Board”) valuable insight but also positions him well to serve as the Chairman of our Board.
Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years
Interested Director
M. Hunt Broyhill, 56	Director	Class II Director since 2013; Term expires 2021.	Partner of the predecessor to Capitala Investment Advisors; Chief Executive Officer of Broyhill Asset Management, LLC, a private wealth management firm; President and Chairman of the board	Chairman of the board of directors of BMC Fund, Inc. and director of Broyhill Investments, Inc.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years
of directors of BMC Fund, Inc., a registered closed-end management investment company; President and director of Broyhill Investments, Inc., a private investment company; and also holds several senior positions within the Broyhill family offices.
Mr. Broyhill’s history with us, familiarity with our investment platform, and extensive knowledge of the financial services industry and the investment valuation process in particular qualify him to serve on our Board.
Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years
Independent Director
R. Charles Moyer, 75	Director	Class I Director since 2013; Term expires 2023.	Professor of Finance at the University of Louisville; Dean Emeritus of the Babcock Graduate School of Management, Wake Forest University.	Director of Summit Biosciences Inc.; Board member of the Kentucky Center for the Arts Foundation; Director of the Enterprise Angels Community Fund I; Former Director of Kentucky Seed Capital Fund; and Former Director of King Pharmaceuticals Inc.
Dr. Moyer’s extensive knowledge of risk management, corporate finance and corporate governance, as well as his tenure on the board of directors of King Pharmaceuticals Inc., qualifies him to serve on our Board.
Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years
Independent Director
Larry W. Carroll, 69	Director	Class II Director since 2013; Term expires 2021.	President of Carroll Finance Associates, Inc., a financial planning and investment management firm.	Former Director of Park Sterling Corporation and its wholly owned subsidiary, Park Sterling Bank; Director of Carroll Financial Associates, Inc.; Former Director of the Board of Trustees of the Cultural and Heritage Foundation; Board of Trustees of Austin Peay State University

Mr. Carroll’s expertise in the financial services industry and capital markets, as well as his experience serving on the board of directors of other financial services companies, provides our Boardwith the valuable insight of an experienced financial manager.
Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years
Independent Director
H. Paul Chapman, 69	Director	Class III Director since 2013; Term expires 2022.	Partner at KPMG LLP, an accounting firm (1974 – 2013); Professor in the Belk College of Business at University of North Carolina at Charlotte (2013 – Present).	Has served on the boards of directors of a variety of charitable and community organizations; Director of National Association of Corporate Directors — Carolina Chapter; Director of S&S Management LLC.
Mr. Chapman’s experience as an auditor, including his extensive knowledge of accounting and financial reporting, as well as his experience as a director of other organizations, qualifies him to serve on our Board .

(1)
The business address of the directors is c/o Capitala Finance Corp. 4201 Congress Street, Suite 360, Charlotte, North Carolina 28209.

Information about Executive Officers Who Are Not Directors
Name, Address, and Age(1)	Position(s) Held with Company	Principal Occupation(s) During Past 5 Years
Stephen A. Arnall, 59	Chief Financial Officer and Chief Operating Officer	Chief Financial Officer and Chief Operating Officer of Capitala Finance since May 2013 and February 2019, respectively. Prior to joining Capitala Finance, Mr. Arnall was an executive vice president and the chief financial officer of Park Sterling Bank from 2006 to 2010 and treasurer of Park Sterling Bank from 2010 to 2013.
Kevin A. Koonts, 35	Chief Accounting Officer, Treasurer, Chief Compliance Officer and Secretary	Chief Compliance Officer and Secretary of the Company since October 2019 and Chief Accounting Officer and Treasurer since February 2019. Previously, Controller of the Company since 2013. Prior to joining the Company, Mr. Koonts served as an audit manager in Dixon Hughes Goodman LLP’s financial services practice.

(1)
The business address of the executive officers is c/o Capitala Finance Corp. 4201 Congress Street, Suite 360, Charlotte, North Carolina 28209.

Audit Committee
The Audit Committee operates pursuant to a charter approved by our Board, a copy of which is available at http://investor.capitalagroup.com/. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include establishing guidelines and making recommendations to our Board regarding the valuation of our loans and investments, selecting the independent registered public accounting firm for Capitala Finance, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of Capitala Finance’s financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing Capitala Finance’s annual financial statements and periodic filings and receiving Capitala Finance’s audit reports and financial statements. The Audit Committee is currently composed of Messrs. Chapman, Carroll and Dr. Moyer, all of whom are not considered an “interested person” of the Company, as defined in Section 2(a)(19) of the 1940 Act (“independent directors”). Mr. Chapman serves as Chairman of the Audit Committee. Our Board has determined that Mr. Chapman is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Mr. Chapman meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act.
Code of Ethics
The Company has adopted a code of ethics which applies to, among others, its senior officers, including its Chief Executive Officer and its Chief Financial Officer, as well as every officer, director and employee of the Company. The Company’s code can be accessed via its website at http://investor.capitalagroup.com. The Company intends to disclose amendments to or waivers from a required provision of the code on Form 8-K.
Nomination of Directors
There have been no material changes to the procedures by which stockholders may recommend nominees to our Board implemented since the filing of our Proxy Statement for our 2020 Annual Meeting of Stockholders.
ITEM 11.   EXECUTIVE COMPENSATION
Compensation of Directors
The following table sets forth compensation of the Company’s directors, for the year ended December 31, 2020.
Name	Fees Earned or Paid in Cash(1)	All Other Compensation(2)	Total(3)
Interested Directors
Joseph B. Alala, III	—	—	—
M. Hunt Broyhill	—	—	—
Independent Directors
R. Charles Moyer	$106,750	—	$106,750
Larry W. Carroll	$106,750	—	$106,750
H. Paul Chapman	$111,000	—	$111,000

(1)
For a discussion of the independent directors’ compensation, see below.

(2)
We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

(3)
Effective April 1, 2020, the Company’s independent directors waived 20% of the fees due to them for the remainder of the fiscal year ended December 31, 2020 due to the impact of the COVID-19 pandemic.

Our independent directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting, and also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the Chairman of the Audit Committee receives an annual fee of $10,000 and each Chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. No compensation is expected to be paid to directors who are “interested persons” of Capitala Finance, as such term is defined in Section 2(a)(19) of the 1940 Act.
Compensation of Executive Officers
None of our officers receives direct compensation from Capitala Finance. As a result, we do not engage any compensation consultants. However, Mr. Alala, through his financial interest in Capitala Investment Advisors, will be entitled to a portion of any investment advisory fees paid by Capitala Finance to Capitala Investment Advisors under the investment advisory agreement (the “Investment Advisory Agreement”). Our other executive officers will be paid by our administrator, Capitala Advisors Corp. (the “Administrator”), subject to reimbursement by us of our allocable portion of such compensation for services rendered by such persons to Capitala Finance under the administration agreement (the “Administration Agreement”). To the extent that our Administrator outsources any of its functions, we will reimburse our Administrator for the fees associated with such functions without profit or benefit to our Administrator.
Compensation Committee
The Compensation Committee operates pursuant to a charter approved by our Board, a copy of which is available on our website at http://investor.capitalagroup.com/. The charter sets forth the responsibilities of the Compensation Committee. The Compensation Committee is responsible for annually reviewing and recommending for approval to our Board the Investment Advisory Agreement and the Administration Agreement. In addition, although we do not directly compensate our executive officers currently, to the extent that we do so in the future, the Compensation Committee would also be responsible for reviewing and evaluating their compensation and making recommendations to the board of directors regarding their compensation. Lastly, the compensation committee would produce a report on our executive compensation practices and policies for inclusion in our proxy statement if required by applicable proxy rules and regulations and, if applicable, make recommendations to the board of directors on our executive compensation practices and policies. The Compensation Committee has the authority to engage compensation consultants and to delegate their duties and responsibilities to a member or to a subcommittee of the compensation committees. The members of the Compensation Committee are Messrs. Chapman and Carroll and Dr. Moyer, all of whom are independent directors. Mr. Carroll serves as Chairman of the Compensation Committee.
Compensation Committee Interlocks and Insider Participation
During fiscal year 2020 none of the Company’s executive officers served on the Board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of the Company. No member of the Compensation Committee had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.
Compensation Committee Report
Currently, none of our executive officers are compensated by the Company, and as such the Company is not required to produce a report on executive officer compensation for inclusion in our Annual Report on Form 10-K.
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as of March 5, 2021, as to each class of equity securities of the Company, beneficially owned by all directors and the nominees, and each of the named executive officers, along with each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the directors and executive officers of the Company as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of shares of our common stock is based upon reports filed by such persons with the SEC and other information obtained from such persons, if available.
Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our address is 4201 Congress Street, Suite 360, Charlotte, North Carolina 28209.
Name of Beneficial Owner	Number of Shares Beneficially Owned(1)(6)	Percentage of Class(2)
Interested Directors
Joseph B. Alala, III(3)	92,345	3.4%
M. Hunt Broyhill(4)	67,078	2.5%
Independent Directors
R. Charles Moyer	1,368	*
H. Paul Chapman	1,666	*
Larry W. Carroll(5)	54,268	2.0%
Executive Officers
Stephen A. Arnall	4,729	*
Kevin A. Koonts	174	*
Executive Officers and Directors as a Group	221,628	8.2%

*
Represents less than one percent.

(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Assumes no other purchases or sales of our common stock since the most recently available SEC filings. This assumption has been made under the rules and regulations of the SEC and does not reflect any knowledge that we have with regard to the present intent of the beneficial owners of shares of our common stock listed in this table. Any fractional shares of our common stock owned directly or beneficially have been rounded down for purposes of this table.

(2)
Based on a total of 2,711,068 shares of our common stock issued and outstanding as of March 5, 2021.

(3)
Mr. Alala, by virtue of his position as manager thereof, may be deemed to beneficially own (i) 162 shares of our common stock held by CapitalSouth Corporation; (ii) 926 shares of our common stock held by Capitala Transaction Corp.; and (iii) 89,106 shares of our common stock held by Capitala Private Investments LLC. Mr. Alala disclaims beneficial ownership of any shares of our common stock directly held by these entities, except to the extent of his pecuniary interest therein. The address for all of these entities is 4201 Congress Street, Suite 360, Charlotte, North Carolina 28209. Mr. Alala may also be deemed to beneficially own 60 shares of our common stock held by two of his children (a total of 120 shares).

(4)
Mr. Broyhill, by virtue of his position as manager thereof, may be deemed to beneficially own (i) 13,076 shares of our common stock held by BMC Fund Inc.; (ii) 22,476 shares of our common stock held by Claron Investments, LP; (iii) 6,294 shares of our common stock held by Broyhill Investments, Inc.; (iv) 1,166 shares of our common stock held by Hibriten Investments of N.C. Limited Partnership; (v) 3,263 shares of our common stock held by Broyhill Family Foundation Inc.; and (vi) 333 shares of our common stock held by Broyhill Memorial Park, Inc. Mr. Broyhill may also be deemed to beneficially own (i) 50 shares of our common stock held by his wife, (ii) 221 shares of our common stock held by the Paul H. Broyhill II Irrevocable Trust, and (iii) 266 shares of our common stock held by the Margaret Christian Broyhill Irrevocable Trust. Mr. Broyhill disclaims beneficial ownership of any shares of our common stock directly held by these entities, except to the extent of his pecuniary interest therein. The address for all of these entities is 800 Golfview Park, PO Box 500, Lenoir, NC 28645.

(5)
Mr. Carroll may be deemed to beneficially own 110 shares of our common stock held by a parent.

(6)
The shares of our common stock beneficially owned by the directors and executive officers and net asset value per share have been adjusted to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis. No fractional shares of our common stock were issued in connection with the one-for-six reverse stock split and fractional shares of our common stock were eliminated by paying cash for the fair value of a fractional portion of shares of our common stock. The one-for-six reverse stock split applied to all of the outstanding shares of our common stock and therefore did not affect any shareholder’s relative ownership percentage.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of March 5, 2021.
Name of Director	Dollar Range of Equity Securities in Capitala Finance(1)(2)
Interested Directors
Joseph B. Alala, III	Over $100,000
M. Hunt Broyhill	Over $100,000
Independent Directors
R. Charles Moyer	$10,001 – $50,000
Larry W. Carroll	Over $100,000
H. Paul Chapman	$10,001 – $50,000

(1)
Dollar ranges are as follows: None, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or Over $100,000.

(2)
The dollar range of equity securities beneficially owned in us is based on the closing price for shares of our common stock of $16.51 on March 5, 2021 on the NASDAQ Global Select Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
On September 24, 2013, the Company entered into the Investment Advisory Agreement with our Investment Advisor, which was initially approved by the Board on June 10, 2013. Joseph B. Alala, our Chief Executive Officer and Chairman of our Board, is the Managing Partner and Chief Investment Officer of the Investment Advisor, and M. Hunt Broyhill, a member of our Board, has an indirect controlling interest in the Investment Advisor.
In addition, an affiliate of Capitala Investment Advisors also manages CapitalSouth Partners SBIC Fund IV, L.P. (“Fund IV”), a private investment limited partnership providing financing solutions to smaller and lower middle-market companies that had its first closing in March 2013 and obtained approval for its Small Business Investment Company license from the U.S. Small Business Administration in April 2013. In addition to Fund IV, affiliates of Capitala Investment Advisors may manage several affiliated funds whereby institutional limited partners in Fund IV have the opportunity to co-invest with Fund IV in portfolio investments. An affiliate of Capitala Investment Advisors also manages Capitala Private Credit Fund V, L.P. (“Fund V”), a private investment limited partnership, and a private investment vehicle (referred to herein as “Capitala Specialty Lending Corp.” or “CSLC”), both of which provide financing solutions to lower middle-market and traditional middle-market companies. Capitala Investment Advisors and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. To the extent permitted by the 1940 Act and interpretation of the SEC staff, Capitala Investment Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, Capitala Investment Advisors or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with Capitala Investment Advisors’ allocation procedures. We expect to make, and have made, co-investments with Fund IV, Fund V and/or CSLC to the extent their respective investment strategies align with ours.
On September 10, 2015, we, CapitalSouth Partners Fund II Limited Partnership, CapitalSouth Partners SBIC Fund III, L.P., Fund V, and Capitala Investment Advisors filed an application for exemptive relief with the SEC to permit an investment fund and one or more other affiliated investment funds, including future affiliated investment funds, to participate in the same investment opportunities through a proposed co-investment program where such participation would otherwise be prohibited under the 1940 Act. On June 1, 2016, the SEC issued an order (the “Order”) permitting this relief. Pursuant to the Order, we are permitted to co-invest in such investment opportunities with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.
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
Board Consideration of the Advisory Agreement
The Investment Advisory Agreement was re-approved by the Board of the Company, including by a majority of our independent directors, at a virtual meeting held on July 30, 2020. The Board of the Company held such meeting by virtual means in reliance on relief provided by the SEC in response to the COVID-19 pandemic. Such relief allows the Board of the Company to re-approve the Investment Advisory Agreement at a meeting that is not in person so long as it ratifies its approval at the next in-person meeting. In its consideration of the re-approval of the Investment Advisory Agreement, the Board reviewed a significant amount of information and considered and concluded, among other things:
•
The nature, extent and quality of advisory and other services provided by Capitala Investment Advisors, including information about the investment performance of the Company relative to its stated objectives and in comparison to the performance of the Company’s peer group and relevant market indices, and concluded that such advisory and other services are satisfactory and the Company’s investment performance is reasonable;

•
The experience and qualifications of the personnel providing such advisory and other services, including information about the backgrounds of the investment personnel, the allocation of responsibilities among such personnel and the process by which investment decisions are made, and concluded that the investment personnel of Capitala Investment Advisors have extensive experience and are well qualified to provide advisory and other services to the Company;

•
The current fee structure, the existence of any fee waivers, and the Company’s anticipated expense ratios in relation to those of other business development companies (“BDCs”) having comparable investment policies and limitations, and concluded that the current fee structure is reasonable;

•
The advisory fees charged by Capitala Investment Advisors to the Company and comparative data regarding the advisory fees charged by other investment advisers to BDCs with similar investment objectives, and concluded that the advisory fees charged by Capitala Investment Advisors to the Company are reasonable;

•
The direct and indirect costs, including for personnel and office facilities, that are incurred by Capitala Investment Advisors and its affiliates in performing services for the Company and the basis of determining and allocating these costs, and concluded that the direct and indirect costs, including the allocation of such costs, are reasonable;

•
Possible economies of scale arising from the Company’s size and/or anticipated growth, and the extent to which such economies of scale are reflected in the advisory fees charged by Capitala Investment Advisors to the Company, and concluded that some economies of scale may be possible in the future;

•
Other possible benefits to Capitala Investment Advisors and its affiliates arising from their relationships with the Company, and concluded that any such other benefits were not material to Capitala Investment Advisors and its affiliates; and

•
Possible alternative fee structures or bases for determining fees, and concluded that the Company’s current fee structure and bases for determining fees are satisfactory.

Based on the information reviewed and the discussions detailed above, the Board, including a majority of the independent directors, concluded that the fees payable to Capitala Investment Advisors pursuant to the Investment Advisory Agreement were reasonable, and comparable to the fees paid by other management investment companies with similar investment objectives, in relation to the services to be provided. The Board did not assign relative weights to the above factors or the other factors considered by it. Individual members of the Board may have given different weights to different factors.
Director Independence
In accordance with rules of The NASDAQ Stock Market LLC (“NASDAQ”), our Board annually determines each director’s independence. We do not consider a director independent unless the Board has determined that he or she has no material relationship with us. We monitor the relationships of our directors and officers through a questionnaire each director completes no less frequently than annually and updates periodically as information provided in the most recent questionnaire changes.
Our governance guidelines require any director who has previously been determined to be independent to inform the Chairman of the Board, the Chairman of the Nominating and Corporate Governance Committee and our Corporate Secretary of any change in circumstance that may cause his status as an independent director to change. The Board limits membership on the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee to independent directors.
In order to evaluate the materiality of any such relationship, the Board uses the definition of director independence set forth in the rules promulgated by NASDAQ. Rule 5605(a)(2) of the NASDAQ Listing Rules provides that a director of a BDC, shall be considered to be independent if he or she is not an “interested person” of the Company, as defined in Section 2(a)(19) of the 1940 Act.
The Board has determined that each of the directors is independent and has no relationship with us, except as a director and stockholder, with the exception of Joseph B. Alala, III, due to his position as Chief Executive Officer the Company and as the managing partner and chief investment officer of Capitala Investment Advisors, and M. Hunt Broyhill, as a result of his indirect controlling interest in Capitala Investment Advisors.
Indemnification Agreements
We have entered into indemnification agreements with our directors. The indemnification agreements are intended to provide our directors the maximum indemnification permitted under Maryland law and the 1940 Act. Each indemnification agreement provides that the Company shall indemnify the director who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Maryland law and the 1940 Act.
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
Ernst & Young LLP (“E&Y”) has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

Table below in thousands
	Fiscal Year Ended December 31, 2020	Fiscal Year Ended December 31, 2019
Audit Fees	$632.4	$808.5
Audit-Related Fees	—	—
Tax Fees	51.5	51.5
All Other Fees	—	—
Total Fees:	$683.9	$860.0
Audit Fees:   Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and quarterly reviews and services that are normally provided by E&Y in connection with statutory and regulatory filings.
Audit-Related Fees:   Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
Tax Fees:   Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance.
All Other Fees:   Other fees would include fees for products and services other than the services reported above.
Pre-Approval Policy
The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by E&Y. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management. The Audit Committee preapproved 100% of services described in this policy.

PART IV
ITEM 15.    EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
a. The following documents are filed as part of this Annual Report on Form 10-K:
The following consolidated financial statements are set forth in Item 8:

b. Exhibits
Exhibit Number	Description of Document
3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(11)
3.3	Certificate of Limited Partnership of CapitalSouth Partners Fund II Limited Partnership(2)
3.4	Certificate of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P.(2)
3.5	Bylaws(1)
3.6	Form of Amended and Restated Limited Partnership Agreement of CapitalSouth Partners Fund II Limited Partnership(3)
3.7	Form of Amended and Restated Agreement of Limited Partnership of CapitalSouth Partners SBIC Fund III, L.P.(3)
4.1	Form of Common Stock Certificate(1)
4.2	Form of Base Indenture(4)
4.3	Form of Second Supplemental Indenture relating to the 6.00% notes due 2022, by and between the Registrant and U.S. Bank National Association, as trustee, including the form of Global Note(6)
4.4	Form of the Third Supplemental Indenture relating to the 5.75% convertible notes due 2022, by and between the Registrant and U.S. Bank National Association, as trustee, including the form of Global Note(7)
4.5	Description of Securities(10)
10.1	Form of Dividend Reinvestment Plan(1)
10.2	Form of Investment Advisory Agreement by and between Registrant and Capitala Investment Advisors, LLC(1)
10.3	Form of Custodian Agreement(1)
10.4	Form of Administration Agreement by and between Registrant and Capitala Advisors Corp.(1)
10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)
10.6	Form of Trademark License Agreement by and between Registrant and Capitala Investment Advisors, LLC(1)
10.7	Open Market Sale AgreementSM, dated as of December 31, 2019, by and among Capitala Finance Corp., Capitala Investment Advisors, LLC, Capitala Advisors Corp. and Jefferies LLC(9)
10.8	Form of Revolving Credit and Security Agreement, dated as of October 30, 2020, among Capitala Business Lending, LLC, as the borrower, Capitala Investment Advisors, LLC, as the collateral manager, the lenders from to time to time parties thereto, KeyBank National Association, as the administrative agent, and U.S. Bank National Association, as the custodian(12)
10.9	Form of Purchase and Contribution Agreement, dated as of October 30, 2020, by and between Capitala Business Lending, LLC, as the purchaser, and Capitala Finance Corp., as the transferor(12)
14.1	Code of Business Conduct(1)
14.2	Code of Ethics(8)
21.1	List of Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit Number	Description of Document
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

(6)
Previously filed in connection with Post-Effective Amendment No. 5 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-204582) filed on May 16, 2017.

(7)
Previously filed in connection with Post-Effective Amendment No. 6 to Capitala Finance Corp.’s registration statement on Form N-2 (File No. 333-204582) filed on May 26, 2017.

(8)
Previously filed in connection with Capitala Finance Corp.’s report on Form 10-K filed on February 27, 2018

(9)
Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on December 31, 2019.

(10)
Previously filed in connection with Capitala Finance Corp.’s report on Form 10-K filed on March 2, 2020.

(11)
Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on August 4, 2020.

(12)
Previously filed in connection with Capitala Finance Corp.’s report on Form 8-K filed on November 3, 2020.

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
Capitala Finance Corp.
Date: March 8, 2021	By /s/ Joseph B. Alala III Joseph B. Alala III Chief Executive Officer (Principal Executive Officer) Capitala Finance Corp.
Date: March 8, 2021	By /s/ Stephen A. Arnall Stephen A. Arnall Chief Financial Officer (Principal Financial Officer) Capitala Finance Corp.
Date: March 8, 2021	By /s/ Kevin A. Koonts Kevin A. Koonts Chief Accounting Officer (Principal Accounting Officer) Capitala Finance Corp.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Joseph B. Alala III Joseph B. Alala III	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 8, 2021
/s/ M. Hunt Broyhill M. Hunt Broyhill	Director	March 8, 2021
/s/ R. Charles Moyer R. Charles Moyer	Director	March 8, 2021
/s/ Larry W. Carroll Larry W. Carroll	Director	March 8, 2021
/s/ H. Paul Chapman H. Paul Chapman	Director	March 8, 2021