Form 10-Q
period 2021-03-31
Capitala Finance Corp.
filed 2021-05-03
CIK 1571329

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

The number of shares of Capitala Finance Corp.’s common stock, $0.01 par value, outstanding as of April 30, 2021 was 2,711,068.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Capitala Finance Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of
	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $158,892 and $187,744, respectively)	$167,208	$172,848
Affiliate investments (amortized cost of $66,180 and $80,961, respectively)	82,616	93,425
Control investments (amortized cost of $8,898 and $8,947, respectively)	8,346	8,419
Total investments at fair value (amortized cost of $233,970 and $277,652, respectively)	258,170	274,692
Cash and cash equivalents	59,727	49,942
Interest and dividend receivable	1,143	2,286
Prepaid expenses	871	1,077
Deferred tax asset, net	-	-
Total assets	$319,911	$327,997

LIABILITIES
SBA-guaranteed debentures (net of deferred financing costs of $345 and $485, respectively)	$70,655	$90,515
2022 Notes (net of deferred financing costs of $702 and $846, respectively)	72,131	71,987
2022 Convertible Notes (net of deferred financing costs of $458 and $552, respectively)	51,630	51,536
KeyBank Credit Facility (net of deferred financing costs of $499 and $546, respectively)	(499)	(546)
Management and incentive fees payable	3,762	3,842
Interest and financing fees payable	931	1,688
Accounts payable and accrued expenses	-	28
Total liabilities	$198,610	$219,050

Commitments and contingencies (Note 2)

NET ASSETS
Common stock, par value $0.01, 100,000,000 common shares authorized, 2,711,068 and 2,711,068 common shares issued and outstanding, respectively	$27	$27
Additional paid in capital	229,481	229,481
Total distributable loss	(108,207)	(120,561)
Total net assets	$121,301	$108,947
Total liabilities and net assets	$319,911	$327,997

Net asset value per share	$44.74	$40.19

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2021	2020
INVESTMENT INCOME
Interest and fee income:
Non-control/non-affiliate investments	$3,196	$4,707
Affiliate investments	1,306	1,679
Control investments	98	103
Total interest and fee income	4,600	6,489
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	71	336
Affiliate investments	99	180
Total payment-in-kind interest and dividend income	170	516
Dividend income:
Affiliate investments	155	25
Total dividend income	155	25
Interest income from cash and cash equivalents	1	44
Total investment income	4,926	7,074

EXPENSES
Interest and financing expenses	3,037	3,826
Base management fee	1,398	1,757
Administrative service fees	350	350
General and administrative expenses	924	1,154
Total expenses	5,709	7,087

NET INVESTMENT LOSS	(783)	(13)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized (loss) gain on investments:
Non-control/non-affiliate investments	(14,023)	968
Net realized (loss) gain on investments	(14,023)	968
Net unrealized appreciation (depreciation) on investments:
Non-control/non-affiliate investments	23,212	(28,525)
Affiliate investments	3,972	(13,728)
Control investments	(24)	(1,142)
Net unrealized appreciation (depreciation) on investments	27,160	(43,395)
Total net realized and unrealized gain (loss) on investments	13,137	(42,427)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$12,354	$(42,440)

NET INCREASE (DECREASE) IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC (SEE NOTE 10) (1)	$4.56	$(15.70)

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – BASIC (1)	2,711,068	2,703,432

NET INCREASE (DECREASE) IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – DILUTED (SEE NOTE 10) (1)	$4.04	$(15.70)

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - DILUTED (1)	3,263,647	2,703,432

DISTRIBUTIONS PAID PER SHARE (2)	$-	$1.50

(1) Basic and diluted shares of Capitala Finance Corp.'s (the "Company") common stock have been adjusted for the three months ended March 31, 2020 to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

(2) Dividends paid per share of the Company's common stock have been adjusted for the three months ended March 31, 2020 to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Changes in Net Assets

 (in thousands, except share data)

 (unaudited)

	Common Stock (1)		Additional Paid in Capital (1)	Total Distributable Loss
For the Three Months Ended March 31, 2021 and 2020	Number of Shares	Par Value			Total
BALANCE, December 31, 2020	2,711,068	$27	$229,481	$(120,561)	$108,947
Net investment loss	-	-	-	(783)	(783)
Net realized loss on investments	-	-	-	(14,023)	(14,023)
Net unrealized appreciation on investments	-	-	-	27,160	27,160
BALANCE, March 31, 2021	2,711,068	$27	$229,481	$(108,207)	$121,301

BALANCE, December 31, 2019	2,700,628	$27	$238,021	$(89,935)	$148,113
Net investment loss	-	-	-	(13)	(13)
Net realized gain on investments	-	-	-	968	968
Net unrealized depreciation on investments	-	-	-	(43,395)	(43,395)
Fractional shares settled in cash as part of one-for-six reverse stock split	(13)	-	-	-	-
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	10,453	-	335	-	335
Distributions declared	-	-	-	(4,053)	(4,053)
BALANCE, March 31, 2020	2,711,068	$27	$238,356	$(136,428)	$101,955

(1) Shares of the Company's common stock have been adjusted for the three months ended March 31, 2020 to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Statements of Cash Flows

 (in thousands)

 (unaudited)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$12,354	$(42,440)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	-	(8,267)
Repayments and sales of investments	29,906	7,768
Net realized loss (gain) on investments	14,023	(968)
Net unrealized (appreciation) depreciation on investments	(27,160)	43,395
Payment-in-kind interest and dividends	(170)	(516)
Accretion of original issue discount on investments	(77)	(107)
Amortization of deferred financing fees	425	506
Changes in assets and liabilities:
Interest and dividend receivable	1,143	230
Prepaid expenses	206	(190)
Other assets	-	21
Management and incentive fees payable	(80)	(92)
Interest and financing fees payable	(757)	(1,215)
Accounts payable and accrued expenses	(28)	(143)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	29,785	(2,018)

CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns on SBA-guaranteed debentures	(20,000)	-
Distributions paid to shareholders	-	(3,718)
Deferred financing fees paid	-	(154)
NET CASH USED IN FINANCING ACTIVITIES	(20,000)	(3,872)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,785	(5,890)
CASH AND CASH EQUIVALENTS, beginning of period	49,942	62,321
CASH AND CASH EQUIVALENTS, end of period	$59,727	$56,431

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3,291	$4,535

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Distributions paid through dividend reinvestment plan share issuances	$-	$335

See accompanying notes to consolidated financial statements.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

March 31, 2021

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Acquisition Date	Principal Amount	Cost	Fair Value	% of Net Assets
Non-control/non-affiliated investments - 137.8%

Non-control/non-affiliated investments - United States

3 Bridge Solutions, LLC	IT Consulting	First Lien Debt (13.0% Cash, Due 12/4/22)	12/4/2017	$11,726	$11,726	$11,726	9.7%

3 Bridge Solutions, LLC	IT Consulting	Preferred Units (965 units)	12/4/2017		1,090	1,248	1.0%

3 Bridge Solutions, LLC	IT Consulting	Membership Units (39,000 units)	12/4/2017		10	1,455	1.2%

					12,826	14,429	11.9%

Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (8.0% Cash, Due 12/18/22)	6/25/2020	7,119	7,119	7,119	5.9%

Alternative Biomedical Solutions, LLC	Healthcare	Series A Preferred Units (13,540 units)	6/25/2020		1,275	1,354	1.1%

Alternative Biomedical Solutions, LLC	Healthcare	Series B Preferred Units (47,083 units)	6/25/2020		3,943	2,211	1.8%

Alternative Biomedical Solutions, LLC	Healthcare	Series C Preferred Units (78,900 units)	6/25/2020		-	-	0.0%

Alternative Biomedical Solutions, LLC	Healthcare	Membership Units (20,092 units)	12/18/2017		800	-	0.0%

Alternative Biomedical Solutions, LLC	Healthcare	Membership Unit Warrants (49,295 units)	6/25/2020		-	-	0.0%

					13,137	10,684	8.8%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (7.0% Cash, Due 12/31/22)	12/31/2019	3,500	3,500	3,500	2.9%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (7.0% Cash, Due 6/30/21) (6)	4/13/2020	250	250	250	0.2%

American Clinical Solutions, LLC	Healthcare	Class A Membership Units (6,030,384 units)	4/13/2020		3,198	4,905	4.0%

					6,948	8,655	7.1%

AmeriMark Direct, LLC	Consumer Products	First Lien Debt (12.8% Cash, Due 9/8/21)	9/8/2016	9,645	9,623	9,623	7.9%

					9,623	9,623	7.9%

BigMouth, Inc.	Consumer Products	First Lien Debt (9.0% Cash (1 month LIBOR + 8.5%, 0.5% Floor), Due 11/14/21) (7)	11/14/2016	1,866	1,268	998	0.8%

					1,268	998	0.8%

BLST Operating Company, LLC	Online Merchandise Retailer	Second Lien Debt (10.0% (1 month LIBOR + 8.5%, 1.5% Floor), Due 8/28/25) (8)	8/28/2020	1,953	1,953	1,953	1.6%

BLST Operating Company, LLC	Online Merchandise Retailer	Class A Common Units (217,013 units)	8/28/2020		286	1,963	1.6%

					2,239	3,916	3.2%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)	4/30/2015		5	2,525	2.1%

					5	2,525	2.1%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

March 31, 2021

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Acquisition Date	Principal Amount	Cost	Fair Value	% of Net Assets
Chicken Soup for the Soul, LLC	Multi-platform media and consumer products	First Lien Debt (10.0% Cash (1 month LIBOR + 8.5%, 1.5% Floor), Due 2/22/22) (6)	12/14/2018	$10,045	$10,045	$10,045	8.3%

					10,045	10,045	8.3%

Chief Fire Intermediate, Inc.	Security System Services	First Lien Debt (8.6% Cash (1 month LIBOR + 7.0%, 1.6% Floor), Due 11/8/24) (7)	11/8/2019	8,100	8,100	5,081	4.2%

Chief Fire Intermediate, Inc.	Security System Services	Class A Preferred Units (34,740 units)	11/8/2019		913	-	0.0%

Chief Fire Intermediate, Inc.	Security System Services	Class B Common Units (3,510 units)	11/8/2019		-	-	0.0%

					9,013	5,081	4.2%

CIS Secure Computing, Inc.	Government Services	First Lien Debt (9.5% Cash (1 month LIBOR + 8.5%, 1.0% Floor), 1.0% PIK, Due 9/14/22)	9/14/2017	8,219	8,219	8,219	6.8%

CIS Secure Computing, Inc.	Government Services	Common Stock (46,163 shares)	9/14/2017		1,000	3,710	3.1%

					9,219	11,929	9.9%

Corporate Visions, Inc.	Sales & Marketing Services	Second Lien Debt (11.0%, Due 11/29/21) (9)	5/29/2015	19,425	19,425	19,425	16.0%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)	5/29/2015		1,575	2,529	2.1%

					21,000	21,954	18.1%

Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.0% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	6/1/2020	2,684	2,684	2,684	2.2%

Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (8.7% Cash, Due 12/20/23) (10)(11)	12/20/2018	5,855	5,855	5,855	4.8%

Freedom Electronics, LLC	Electronic Machine Repair	Membership Units (181,818 units)	12/20/2018		182	217	0.2%

					8,721	8,756	7.2%

HUMC Opco, LLC	Healthcare	First Lien Debt (9.0% Cash, Due 4/15/21) (6)	8/8/2019	4,833	4,833	4,833	4.0%

					4,833	4,833	4.0%

J5 Infrastructure Partners, LLC	Wireless Deployment Services	First Lien Debt (8.3% Cash (1 month LIBOR + 6.5%, 1.8% Floor), Due 12/20/24) (12)	12/20/2019	-	-	-	0.0%

J5 Infrastructure Partners, LLC	Wireless Deployment Services	First Lien Debt (8.3% Cash (1 month LIBOR + 6.5%, 1.8% Floor), Due 12/20/24)	12/20/2019	5,844	5,844	5,844	4.8%

					5,844	5,844	4.8%

Jurassic Quest Holdings, LLC	Entertainment	First Lien Debt (9.5% Cash (1 month LIBOR + 7.5%, 2.0% Floor), Due 5/1/24)	5/1/2019	9,540	9,540	9,540	7.9%

Jurassic Quest Holdings, LLC	Entertainment	Preferred Units (467,784 units)	5/1/2019		480	1,327	1.1%

					10,020	10,867	9.0%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

March 31, 2021

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Acquisition Date	Principal Amount	Cost	Fair Value	% of Net Assets
MicroHoldco, LLC	General Industrial	Preferred Units (838,042 units) (13)	7/25/2019		$838	$838	0.7%

					838	838	0.7%

Rapid Fire Protection, Inc.	Security System Services	First Lien Debt (5.5% Cash (1 month LIBOR + 3.8%, 1.7% Floor), Due 11/22/24) (14)	6/1/2020	$608	608	608	0.5%

Rapid Fire Protection, Inc.	Security System Services	First Lien Debt (8.9% Cash, Due 11/22/24) (10)(15)	11/22/2019	7,111	7,111	7,111	5.9%

Rapid Fire Protection, Inc.	Security System Services	Common Stock (363 shares)	11/22/2019		500	3,139	2.6%

					8,219	10,858	9.0%

Seitel, Inc.	Data Services	First Lien Debt (9.3% Cash (3 month LIBOR + 8.3%, 1.0% Floor), 2.0% PIK, Due 3/15/23)	3/15/2019	4,685	4,685	4,041	3.3%

					4,685	4,041	3.3%

Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (12.8% Cash, Due 4/15/21) (6)(7)	8/21/2018	11,935	11,935	10,531	8.7%

					11,935	10,531	8.7%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)	12/23/2014		758	758	0.6%

					758	758	0.6%

U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (7.0% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	6/1/2020	1,278	1,278	1,278	1.0%

U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (9.3% Cash, Due 12/14/23) (10) (11)	12/14/2018	3,975	3,975	3,975	3.3%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class A Preferred Units (500 Units)	12/14/2018		540	628	0.5%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class C Units (578 Units)	12/14/2018		1	22	0.0%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class D Preferred Units (78 Units)	4/3/2020		78	90	0.1%

					5,872	5,993	4.9%

U.S. Well Services, Inc.	Oil & Gas Services	Class A Common Stock (1,202,499 shares) (16)	11/9/2018		1,244	1,251	1.0%

					1,244	1,251	1.0%

Xirgo Technologies, LLC	Information Technology	Membership Units (600,000 units)	12/1/2016		600	2,799	2.3%

					600	2,799	2.3%

Sub Total Non-control/non-affiliated investments - United States					$158,892	$167,208	137.8%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

March 31, 2021

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Acquisition Date	Principal Amount	Cost	Fair Value	% of Net Assets
Affiliate Investments - 68.1%

Affiliate investments - United States

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class B (1,085,073 shares)	5/7/2019		$362	$1,411	1.2%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class A (1,253,198 shares)	7/15/2014		1,504	298	0.2%

					1,866	1,709	1.4%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (13)	6/28/2012		-	2,011	1.7%

					-	2,011	1.7%

Eastport Holdings, LLC	Business Services	Second Lien Debt (13.5% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 12/29/21) (6)	1/12/2016	$16,500	16,371	16,500	13.6%

Eastport Holdings, LLC	Business Services	Membership Units (22.9% ownership)	1/12/2016		3,263	21,906	18.1%

					19,634	38,406	31.7%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares)	10/14/2011		3,477	4,145	3.4%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)	10/14/2011		2	297	0.3%

					3,479	4,442	3.7%

LJS Partners, LLC	QSR Franchisor	Preferred Units (195,653 units)	8/12/2019		437	783	0.7%

LJS Partners, LLC	QSR Franchisor	Common Membership Units (2,593,234 units)	1/1/2012		1,224	4,896	4.0%

					1,661	5,679	4.7%

MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12.0% Cash, Due 9/30/21) (6)	10/17/2011	2,600	2,600	2,600	2.1%

MMI Holdings, LLC	Medical Device Distributor	Second Lien Debt (6.0% Cash, Due 9/30/21) (6)	10/17/2011	400	388	400	0.3%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6.0% PIK Dividend) (17)	10/17/2011		1,703	1,841	1.5%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)	10/17/2011		-	98	0.1%

					4,691	4,939	4.0%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

March 31, 2021

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Acquisition Date	Principal Amount	Cost	Fair Value	% of Net Assets
Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (9.0% Cash, 2.0% PIK, Due 6/30/23) (6)	2/1/2011	$11,086	$11,086	$11,086	9.1%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares)	2/1/2011		1,000	1,000	0.8%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (60,000 shares)	2/1/2011		-	463	0.4%

					12,086	12,549	10.3%

Nth Degree Investment Group, LLC	Business Services	Membership Units (6,088,000 Units)	12/3/2019		6,088	-	0.0%

					6,088	-	0.0%

RAM Payment, LLC	Financial Services	First Lien Debt (6.5% Cash (1 month LIBOR + 5.0%), 1.5% Floor), Due 1/4/24)	6/1/2020	2,109	2,109	2,109	1.7%

RAM Payment, LLC	Financial Services	First Lien Debt (9.8% Cash, Due 1/4/24) (10)	1/4/2019	5,719	5,719	5,719	4.7%

RAM Payment, LLC	Financial Services	Preferred Units (86,000 units, 8.0% PIK Dividend) (17)	1/4/2019		1,014	3,223	2.7%

					8,842	11,051	9.1%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Second Lien Debt (15.0%, Due 9/12/23) (18)	9/12/2019	394	385	385	0.3%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)	7/31/2017		6,958	955	0.8%

					7,343	1,340	1.1%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Second Lien Debt (13)	11/21/2016		490	490	0.4%

					490	490	0.4%

Sub Total Affiliate investments - United States					$66,180	$82,616	68.1%

Control Investments - 6.9%

Control investments - United States

Vology, Inc.	Information Technology	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 12/31/21)	11/25/2019	$3,683	$3,683	$3,683	3.1%

Vology, Inc.	Information Technology	Class A Preferred Units (9,041,810 Units)	11/25/2019		5,215	4,663	3.8%

Vology, Inc.	Information Technology	Membership Units (5,363,982 Units)	11/25/2019		-	-	0.0%

					8,898	8,346	6.9%

Sub Total Control investments - United States					$8,898	$8,346	6.9%

TOTAL INVESTMENTS - 212.8%					$233,970	$258,170	212.8%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

March 31, 2021

(unaudited)

(1) All investments valued using unobservable inputs (Level 3), unless otherwise noted.

(2) All investments valued by Capitala Finance Corp.'s (the "Company") board of directors.

(3) All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.

(4) Percentages are based on net assets of $121,301 as of March 31, 2021.

(5) The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.

(6) The maturity date of the original investment has been extended.

(7) Non-accrual investment.

(8) 1.0% interest rate payable in cash.  9.0% interest rate payable in cash or paid-in-kind at borrower's election. The borrower is currently paying all interest in cash.

(9) 9.0% interest rate payable in cash.  2.0% interest rate payable in cash or paid-in-kind at borrower's election. The borrower is currently paying all interest in cash.

(10) The cash rate equals the approximate current yield on our last-out portion of the unitranche facility.

(11) The investment has a $1.0 million unfunded commitment.

(12) The investment has a $3.5 million unfunded commitment.

(13) The investment has been exited or sold. The residual value reflects estimated earnout, escrow, or other proceeds expected post-closing.

(14) The investment has a $3.0 million unfunded commitment.

(15) The investment has a $1.3 million unfunded commitment.

(16) Investment is valued using observable inputs (Level 1). The stock of the company is traded on the NASDAQ Capital Market under the ticker "USWS."

(17) The equity investment is income producing, based on rate disclosed.

(18) 15.0% interest rate payable in cash or paid-in-kind at borrower's election.  The borrower is currently paying all interest in cash.

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2020

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Acquisition Date	Principal Amount	Cost	Fair Value	% of Net Assets
Non-control/non-affiliated investments - 158.7%

Non-control/non-affiliated investments - United States

3 Bridge Solutions, LLC	IT Consulting	First Lien Debt (13.0% Cash, Due 12/4/22)	12/4/2017	$12,083	$12,083	$12,083	11.1%

3 Bridge Solutions, LLC	IT Consulting	Preferred Units (965 units)	12/4/2017		1,090	1,116	1.0%

3 Bridge Solutions, LLC	IT Consulting	Membership Units (39,000 units)	12/4/2017		10	-	0.0%

					13,183	13,199	12.1%

Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (8.0% Cash, Due 12/18/22)	6/25/2020	7,119	7,119	7,119	6.5%

Alternative Biomedical Solutions, LLC	Healthcare	Series A Preferred Units (13,275 units)	6/25/2020		1,275	1,327	1.2%

Alternative Biomedical Solutions, LLC	Healthcare	Series B Preferred Units (46,160 units)	6/25/2020		3,943	2,898	2.7%

Alternative Biomedical Solutions, LLC	Healthcare	Series C Preferred Units (78,900 units)	6/25/2020		-	-	0.0%

Alternative Biomedical Solutions, LLC	Healthcare	Membership Units (20,092 units)	12/18/2017		800	-	0.0%

Alternative Biomedical Solutions, LLC	Healthcare	Membership Unit Warrants (49,295 units)	6/25/2020		-	-	0.0%

					13,137	11,344	10.4%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (7.0% Cash, Due 12/31/22)	12/31/2019	3,500	3,500	3,474	3.2%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (7.0% Cash, Due 6/30/21) (6)	4/13/2020	250	250	250	0.2%

American Clinical Solutions, LLC	Healthcare	Class A Membership Units (6,030,384 units)	4/13/2020		3,198	3,831	3.5%

					6,948	7,555	6.9%

AmeriMark Direct, LLC	Consumer Products	First Lien Debt (14.0% Cash, 1.3% PIK, Due 9/8/21)	9/8/2016	14,705	14,649	14,649	13.5%

					14,649	14,649	13.5%

BigMouth, Inc.	Consumer Products	First Lien Debt (9.0% Cash (1 month LIBOR + 8.5%, 0.5% Floor), Due 11/14/21) (7)	11/14/2016	1,866	1,268	1,000	0.9%

					1,268	1,000	0.9%

BLST Operating Company, LLC	Online Merchandise Retailer	Second Lien Debt (10.0% (1 month LIBOR + 8.5%, 1.5% Floor), Due 8/28/25) (8)	8/28/2020	1,953	1,953	1,953	1.8%

BLST Operating Company, LLC	Online Merchandise Retailer	Class A Common Units (217,013 units)	8/28/2020		286	300	0.3%

					2,239	2,253	2.1%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2020

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Acquisition Date	Principal Amount	Cost	Fair Value	% of Net Assets
Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)	4/30/2015		$5	$2,461	2.3%

					5	2,461	2.3%

Chicken Soup for the Soul, LLC	Multi-platform media and consumer products	First Lien Debt (10.0% Cash (1 month LIBOR + 8.5%, 1.5% Floor), Due 2/22/22) (6)	12/14/2018	$13,000	13,000	13,000	11.9%

					13,000	13,000	11.9%

Chief Fire Intermediate, Inc.	Security System Services	First Lien Debt (8.6% Cash (1 month LIBOR + 7.0%, 1.6% Floor), Due 11/8/24) (7)	11/8/2019	8,100	8,100	5,344	4.9%

Chief Fire Intermediate, Inc.	Security System Services	Class A Preferred Units (34,740 units)	11/8/2019		913	-	0.0%

Chief Fire Intermediate, Inc.	Security System Services	Class B Common Units (3,510 units)	11/8/2019		-	-	0.0%

					9,013	5,344	4.9%

CIS Secure Computing, Inc.	Government Services	First Lien Debt (9.5% Cash (1 month LIBOR + 8.5%, 1.0% Floor), 1.0% PIK, Due 9/14/22)	9/14/2017	8,322	8,322	8,322	7.6%

CIS Secure Computing, Inc.	Government Services	Common Stock (46,163 shares)	9/14/2017		1,000	3,059	2.8%

					9,322	11,381	10.4%

Corporate Visions, Inc.	Sales & Marketing Services	Second Lien Debt (11.0%, Due 11/29/21) (9)	5/29/2015	19,425	19,425	19,425	17.8%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)	5/29/2015		1,575	1,522	1.4%

					21,000	20,947	19.2%

Currency Capital, LLC	Financial Services	First Lien Debt (12.5% Cash (1 month LIBOR + 12.0%, 0.5% Floor), 4.0% PIK, Due 7/20/21) (6)(7)(10)	1/20/2017	16,500	16,172	3,750	3.5%

Currency Capital, LLC	Financial Services	Class A Preferred Units (2,000,000 units) (10)	1/20/2017		2,000	-	0.0%

					18,172	3,750	3.5%

Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.0% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	6/1/2020	2,691	2,691	2,691	2.5%

Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (8.7% Cash, Due 12/20/23) (11)(12)	12/20/2018	5,870	5,870	5,870	5.4%

Freedom Electronics, LLC	Electronic Machine Repair	Membership Units (181,818 units)	12/20/2018		182	198	0.2%

					8,743	8,759	8.1%

HUMC Opco, LLC	Healthcare	First Lien Debt (9.0% Cash, Due 1/11/21) (6)	8/8/2019	5,000	5,000	5,000	4.6%

					5,000	5,000	4.6%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2020

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Acquisition Date	Principal Amount	Cost	Fair Value	% of Net Assets
J5 Infrastructure Partners, LLC	Wireless Deployment Services	First Lien Debt (8.3% Cash (1 month LIBOR + 6.5%, 1.8% Floor), Due 12/20/24) (13)	12/20/2019	$-	$-	$-	0.0%

J5 Infrastructure Partners, LLC	Wireless Deployment Services	First Lien Debt (8.3% Cash (1 month LIBOR + 6.5%, 1.8% Floor), Due 12/20/24)	12/20/2019	6,948	6,948	6,948	6.4%

					6,948	6,948	6.4%

Jurassic Quest Holdings, LLC	Entertainment	First Lien Debt (9.5% Cash (1 month LIBOR + 7.5%, 2.0% Floor), Due 5/1/24)	5/1/2019	9,665	9,665	9,665	8.9%

Jurassic Quest Holdings, LLC	Entertainment	Preferred Units (467,784 units)	5/1/2019		480	576	0.5%

					10,145	10,241	9.4%

MicroHoldco, LLC	General Industrial	Preferred Units (838,042 units) (14)	7/25/2019		838	670	0.6%

					838	670	0.6%

Rapid Fire Protection, Inc.	Security System Services	First Lien Debt (5.5% Cash (1 month LIBOR + 3.8%, 1.7% Floor), Due 11/22/24) (15)	6/1/2020	621	621	621	0.6%

Rapid Fire Protection, Inc.	Security System Services	First Lien Debt (8.9% Cash, Due 11/22/24) (11)(16)	11/22/2019	7,234	7,234	7,234	6.6%

Rapid Fire Protection, Inc.	Security System Services	Common Stock (363 shares)	11/22/2019		500	1,528	1.4%

					8,355	9,383	8.6%

Seitel, Inc.	Data Services	First Lien Debt (9.3% Cash (3 month LIBOR + 8.3%, 1.0% Floor) 2.0% PIK, Due 3/15/23)	3/15/2019	4,662	4,662	3,856	3.5%

					4,662	3,856	3.5%

Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (12.8% Cash, Due 1/11/21) (6)(7)	8/21/2018	11,935	11,935	10,673	9.8%

					11,935	10,673	9.8%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)	12/23/2014		758	758	0.7%

					758	758	0.7%

U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (7.0% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	6/1/2020	1,450	1,450	1,450	1.3%

U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (9.3% Cash, Due 12/14/23) (11) (12)	12/14/2018	4,511	4,511	4,511	4.1%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class A Preferred Units (500 Units)	12/14/2018		540	401	0.4%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class C Units (578 Units)	12/14/2018		1	-	0.0%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class D Preferred Units (78 Units)	4/3/2020		78	87	0.1%

					6,580	6,449	5.9%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2020

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Acquisition Date	Principal Amount	Cost	Fair Value	% of Net Assets
U.S. Well Services, Inc.	Oil & Gas Services	Class A Common Stock (1,202,499 shares) (17)	11/9/2018		$1,244	$493	0.5%

					1,244	493	0.5%

Xirgo Technologies, LLC	Information Technology	Membership Units (600,000 units)	12/1/2016		600	2,735	2.5%

					600	2,735	2.5%

Sub Total Non-control/non-affiliated investments - United States					$187,744	$172,848	158.7%

Affiliate Investments - 85.7%

Affiliate investments - United States

Burgaflex Holdings, LLC	Automobile Part Manufacturer	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	3/23/2018	$13,597	$13,597	$13,597	12.5%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class B (1,085,073 shares)	5/7/2019		362	1,338	1.2%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class A (1,253,198 shares)	7/15/2014		1,504	-	0.0%

					15,463	14,935	13.7%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (14)	6/28/2012		-	2,011	1.8%

					-	2,011	1.8%

Eastport Holdings, LLC	Business Services	Second Lien Debt (13.5% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 12/29/21) (6)	1/12/2016	16,500	16,329	16,500	15.1%

Eastport Holdings, LLC	Business Services	Membership Units (22.9% ownership)	1/12/2016		3,263	20,294	18.6%

					19,592	36,794	33.7%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares)	10/14/2011		3,477	4,066	3.7%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)	10/14/2011		2	146	0.1%

					3,479	4,212	3.8%

LJS Partners, LLC	QSR Franchisor	Preferred Units (189,044 units)	8/12/2019		437	756	0.7%

LJS Partners, LLC	QSR Franchisor	Common Membership Units (2,593,234 units)	1/1/2012		1,224	3,951	3.6%

					1,661	4,707	4.3%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2020

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Acquisition Date	Principal Amount	Cost	Fair Value	% of Net Assets
MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12.0% Cash, Due 9/30/21) (6)	10/17/2011	$2,600	$2,600	$2,600	2.4%

MMI Holdings, LLC	Medical Device Distributor	Second Lien Debt (6.0% Cash, Due 9/30/21) (6)	10/17/2011	400	388	400	0.4%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6.0% PIK Dividend) (18)	10/17/2011		1,676	1,815	1.7%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)	10/17/2011		-	204	0.2%

					4,664	5,019	4.7%

Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (9.0% Cash, 2.0% PIK, Due 6/30/23) (6)	2/1/2011	11,031	11,031	10,882	410.0%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares)	2/1/2011		1,000	986	0.9%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (60,000 shares)	2/1/2011		-	-	0.0%

					12,031	11,868	10.9%

Nth Degree Investment Group, LLC	Business Services	Membership Units (6,088,000 Units)	12/3/2019		6,088	-	0.0%

					6,088	-	0.0%

RAM Payment, LLC	Financial Services	First Lien Debt (6.5% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	6/1/2020	2,451	2,451	2,451	2.3%

RAM Payment, LLC	Financial Services	First Lien Debt (9.8% Cash, Due 1/4/24) (11)	1/4/2019	6,646	6,646	6,646	6.1%

RAM Payment, LLC	Financial Services	Preferred Units (86,000 units, 8.0% PIK Dividend) (18)	1/4/2019		997	2,874	2.6%

					10,094	11,971	11.0%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Second Lien Debt (15.0% PIK, Due 9/12/23)	9/12/2019	453	441	441	0.4%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)	7/31/2017		6,958	977	0.9%

					7,399	1,418	1.3%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Second Lien Debt (14)	11/21/2016		490	490	0.5%

					490	490	0.5%

Sub Total Affiliate investments - United States					$80,961	$93,425	85.7%

Capitala Finance Corp.

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2020

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Acquisition Date	Principal Amount	Cost	Fair Value	% of Net Assets
Control Investments - 7.7%

Control investments - United States

Vology, Inc.	Information Technology	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 12/31/21)	11/25/2019	$3,732	$3,732	$3,732	3.4%

Vology, Inc.	Information Technology	Class A Preferred Units (9,041,810 Units)	11/25/2019		5,215	4,687	4.3%

Vology, Inc.	Information Technology	Membership Units (5,363,982 Units)	11/25/2019		-	-	0.0%

					8,947	8,419	7.7%

Sub Total Control investments - United States					$8,947	$8,419	7.7%

TOTAL INVESTMENTS - 252.1%					$277,652	$274,692	252.1%

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

(7) Non-accrual investment.

(8) 1.0% interest rate payable in cash.  9.0% interest rate payable in cash or paid-in-kind at borrower's election.  The borrower is currently paying all interest in cash.

(9) 9.0% interest rate payable in cash.  2.0% interest rate payable in cash or paid-in-kind at borrower's election.  The borrower is currently paying all interest in cash.

(10) Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2020, 1.1% of the Company's total assets were non-qualifying assets.

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

March 31, 2021

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

The Company’s financial statements as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 8, 2021.

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

Retroactive Adjustments for Reverse Stock Split

The share amount and per share amount of the Company’s common stock in the consolidated financial statements and notes have been retroactively adjusted for the Reverse Stock Split effected on August 21, 2020 for the three months ended March 31, 2020. See Note 1 for more information regarding the Reverse Stock Split.

Commitments and Contingencies

As of March 31, 2021 and December 31, 2020, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $4.3 million (Rapid Fire Protection, Inc.), $3.5 million (J5 Infrastructure Partners, LLC), $1.0 million (Freedom Electronics, LLC), and $1.0 million (U.S. BioTek Laboratories, LLC).

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

In management’s opinion, no direct losses with respect to litigation contingencies were probable as of March 31, 2021 and December 31, 2020. Management is of the opinion that the ultimate resolution of such claims, if any, will not materially affect the Company’s business, financial position, results of operations, or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to litigation contingencies.

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

The tax years ended December 31, 2020, 2019, 2018, and 2017 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three months ended March 31, 2021 and 2020. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

For U.S. federal income tax purposes, as of March 31, 2021, the aggregate net unrealized appreciation for all securities was $0.8 million. As of March 31, 2021, gross unrealized appreciation was $23.4 million and gross unrealized depreciation was $(22.6) million. The aggregate cost of securities for U.S. federal income tax purposes was $257.4 million as of March 31, 2021. For U.S. federal income tax purposes, as of December 31, 2020, the aggregate net unrealized depreciation for all securities was $(23.4) million. As of December 31, 2020, gross unrealized appreciation was $14.3 million and gross unrealized depreciation was $(37.7) million. The aggregate cost of securities for U.S. federal income tax purposes was $298.1 million as of December 31, 2020.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of March 31, 2021 and December 31, 2020, the Company recorded a net deferred tax asset of $0.0. For the three months ended March 31, 2021 and 2020, the Company recorded a tax provision of $0.0. As of March 31, 2021 and December 31, 2020, the valuation allowance on the Company’s deferred tax asset was $3.6 million and $4.6 million, respectively. During the three months ended March 31, 2021 and 2020, the Company recognized a (decrease) increase in the valuation allowance of $(1.0) million and $0.8 million, respectively.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of March 31, 2021 and December 31, 2020, there were no uncertain tax positions.

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

The Company’s operating results and portfolio companies may be negatively impacted by the COVID-19 pandemic. While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopening their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, travelers from the United States are restricted from visiting many countries including countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines beginning in December 2020 and a significant portion of the U.S. population have been vaccinated, and it remains unclear how quickly the vaccines will continue to be distributed nationwide and globally, or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. Any delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. As of the date of this Quarterly Report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on the Company and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

Note 3. Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2021 and 2020.

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

Note 4. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market and traditional middle-market companies. As of March 31, 2021, our portfolio consisted of investments in 35 portfolio companies with a fair value of approximately $258.2 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of March 31, 2021, 16.4% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2020, 14.5% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the three months ended March 31, 2021, the Company made no investments and had approximately $29.9 million in repayments and sales, resulting in net repayments and sales of approximately $29.9 million for the period. During the three months ended March 31, 2020, the Company made approximately $8.3 million of investments and had approximately $7.8 million in repayments and sales, resulting in net investments of approximately $0.5 million for the period.

During the three months ended March 31, 2020, the Company funded $3.4 million of previously committed capital to existing portfolio companies. During the three months ended March 31, 2020, the Company funded $4.9 million of investments in portfolio companies for which it was not previously committed to fund. During the three months ended March 31, 2021 and 2020, the Company did not lead any syndicates.

As of March 31, 2021, the Company’s Board approved the fair value of the Company’s investment portfolio of approximately $258.2 million in good faith in accordance with the Company’s valuation procedures. The Company’s Board approved the fair value of the Company’s investment portfolio as of March 31, 2021 with input from a third-party valuation firm and the Investment Advisor based on information known or knowable as of the valuation date, including trailing and forward looking data. The COVID-19 pandemic is an unprecedented circumstance that materially impacts the fair value of the Company’s investments. As a result, the fair value of the Company’s portfolio investments may be further negatively impacted after March 31, 2021 by circumstances and events that are not yet known.

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

The composition of our investments as of March 31, 2021, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$143,395	61.3%	$138,058	53.5%
Second Lien Debt	39,012	16.7	39,153	15.2
Equity and Warrants	51,563	22.0	80,959	31.3
Total	$233,970	100.0%	$258,170	100.0%

The composition of our investments as of December 31, 2020, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$185,108	66.7%	$167,418	60.9%
Second Lien Debt	39,026	14.0	39,209	14.3
Equity and Warrants	53,518	19.3	68,065	24.8
Total	$277,652	100.0%	$274,692	100.0%

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

The following table presents the fair value measurements of investments, by major class, as of March 31, 2021, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$138,058	$138,058
Second Lien Debt	—	—	39,153	39,153
Equity and Warrants	1,251	—	79,708	80,959
Total	$1,251	$—	$256,919	$258,170

The following table presents fair value measurements of investments, by major class, as of December 31, 2020, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$167,418	$167,418
Second Lien Debt	—	—	39,209	39,209
Equity and Warrants	493	—	67,572	68,065
Total	$493	$—	$274,199	$274,692

 The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2021 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Equity and Warrants	Total
Balance as of January 1, 2021	$167,418	$39,209	$67,572	$274,199
Repayments/sales	(29,847)	(59)	—	(29,906)
Payment-in-kind interest and dividends accrued	126	—	44	170
Accretion of original issue discount	31	46	—	77
Net realized loss on investments	(12,023)	—	(2,000)	(14,023)
Net unrealized appreciation (depreciation) on investments	12,353	(43)	14,092	26,402
Balance as of March 31, 2021	$138,058	$39,153	$79,708	$256,919

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2020 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Equity and Warrants	Total (1)
Balance as of January 1, 2020	$231,203	$53,857	$61,568	$346,628
Repayments/sales	(6,850)	—	(918)	(7,768)
Purchases	8,030	—	237	8,267
Payment-in-kind interest and dividends accrued	346	127	43	516
Accretion of original issue discount	39	68	—	107
Net realized gain on investments	50	—	918	968
Net unrealized depreciation on investments	(21,834)	(2,543)	(17,261)	(41,638)
Balance as of March 31 2020	$210,984	$51,509	$44,587	$307,080

(1)	Excludes the Company’s $13.8 million investment in CSLF II, measured at NAV.

The net change in unrealized appreciation (depreciation) on investments held was $12.7 million and $(43.4) million for the three months ended March 31, 2021 and 2020, respectively, and is included in net unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of March 31, 2021 were as follows:

	Fair Value (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
First lien debt	$117.8	Income	Required Rate of Return	7.0% – 20.0% (10.3%)
			Leverage Ratio	0.7x – 14.4x (2.5x)
			Adjusted EBITDA	($2.4) million – $52.2 million ($12.4 million)

First lien debt	$20.3	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple	4.3x – 4.3x (4.3x)
			Adjusted EBITDA	$20.4 million – $20.4 million ($20.4 million)
			Revenue Multiple	0.3x – 1.3x (0.9x)
			Revenue	$8.4 million – $62.4 million ($31.1 million)

Second lien debt	$37.9	Income	Required Rate of Return	10.0% – 13.5% (12.0%)
			Leverage Ratio	0.6x – 3.3x (3.1x)
			Adjusted EBITDA	$17.1 million – $212.6 million ($30.8 million)

Second lien debt	$1.3	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple Adjusted EBITDA	5.8x – 5.8x (5.8x) $1.6 million – $1.6 million ($1.6 million)

Equity and warrants	$79.7	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple	1.8x – 19.0x (9.2x)
			Adjusted EBITDA	$1.6 million – $212.6 million ($24.3 million)
			Revenue Multiple	0.3x – 1.3x (0.9x)
			Revenue	$11.7 million – $62.4 million ($29.4 million)

(1)	$1.0 million in first lien debt, $0.9 million in second lien debt, and $4.6 million in equity and warrants were valued using the asset approach.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2020 were as follows:

	Fair Value (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average)
First lien debt	$139.1	Income	Required Rate of Return	6.9% – 15.0% (10.5%)
			Leverage Ratio	0.9x – 3.5x (2.0x)
			Adjusted EBITDA	$(1.6) million – $51.7 million ($13.1 million)

First lien debt	$28.3	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple	4.0x – 4.0x (4.0x)
			Adjusted EBITDA	$19.8 million – $19.8 million ($19.8 million)
			Revenue Multiple	0.2x – 4.8x (2.0x)
			Revenue	$8.4 million – $67.4 million ($27.3 million)

Second lien debt	$39.2	Income and Asset(1)	Required Rate of Return	6.0% – 13.5% (12.0%)
			Leverage Ratio	0.9x – 4.2x (3.7x)
			Adjusted EBITDA	$1.7 million – $185.3 million ($26.5 million)

Equity and warrants	$67.6	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple	6.0x – 21.0x (9.5x)
			Adjusted EBITDA	$1.7 million - $22.4 million ($16.5 million)
			Revenue Multiple	0.2x – 1.3x (0.8x)
			Revenue	$11.1 million - $1,377.1 million ($61.6 million)

(1)	$4.8 million in first lien debt, $0.9 million in second lien debt, and $4.4 million in equity and warrants were valued using the asset approach.

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

In May 2020, the Company and Trinity elected to wind-down operations of CSLF II. On June 1, 2020, CSLF II sold its existing assets with the Company and Trinity, each purchasing approximately 50% of CSLF II’s debt investments at their par value. On June 12, 2020, CSLF II declared final distributions and returned all remaining capital of $13.1 million and $3.3 million to the Company and Trinity, respectively. The Company’s equity investment in CSLF II was not redeemable. On June 12, 2020, the capital commitments for the Company and Trinity were terminated.

On September 3, 2019, CSLF II entered into a senior secured revolving credit facility (the “CSLF II Credit Facility”) with KeyBank Specialty Finance Lending, an affiliate of KeyCorp. The CSLF II Credit Facility provided for borrowings up to $60.0 million, subject to certain borrowing base restrictions. Borrowings under the CSLF II Credit Facility bore interest at a rate of one-month LIBOR + 2.25%. Prior to the termination of the CSLF II Credit Facility, CSLF II incurred unused fees of .35% when utilization of the CSLF II Credit Facility exceeded 50% and .65% when utilization of the CSLF II Credit Facility was less than 50%. On June 5, 2020, CSLF II terminated the CSLF II Credit Facility and repaid all amounts outstanding. For the three months ended March 31, 2021 and 2020, CSLF II incurred interest and financing expenses of $0.0 and $0.2 million, respectively.

On September 3, 2019, the Company and Trinity committed to provide $25.0 million of subordinated debt (the “Subordinated Notes”) to CSLF II, with the Company providing $5.0 million and Trinity providing $20.0 million. The Subordinated Notes were scheduled to mature on September 3, 2024, however, the Subordinated Notes were terminated on June 12, 2020. For the three months ended March 31, 2021 and 2020, CSLF II did not incur any interest and financing expenses related to the Subordinated Notes.

Below are the unaudited statements of operations for CSLF II (dollars in thousands):

	For the Three Months Ended
	March 31, 2021	March 31, 2020
INVESTMENT INCOME
Interest income	$-	$421
Fee income	-	3
Total investment income	$-	$424
EXPENSES
Interest and financing expenses	$-	$160
General and administrative expenses	-	71
Total expenses	$-	$231
NET INVESTMENT INCOME	$-	$193
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$-	$193

Note 5. Transactions With Affiliated Companies

          During the three months ended March 31, 2021, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2020 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	March 31, 2021 Fair Value
Affiliate investments

Burgaflex Holdings, LLC	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	$-	$152	$13,597	$-	$(13,597)	$-	$-	$-

Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)	-	-	1,338	-	-	-	73	1,411

Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)	-	-	-	-	-	-	298	298

			152	14,935	-	(13,597)	-	371	1,709

City Gear, LLC	Membership Unit Warrants		-	2,011	-	-	-	-	2,011

			-	2,011	-	-	-	-	2,011

Eastport Holdings, LLC	Second Lien Debt (13.5% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 12/29/21)	16,500	599	16,500	43	-	-	(43)	16,500

Eastport Holdings, LLC	Membership Units (22.9% ownership)	-	-	20,294	-	-	-	1,612	21,906

			599	36,794	43	-	-	1,569	38,406

GA Communications, Inc.	Series A-1 Preferred Stock (1,998 shares)	-	-	4,066	-	-	-	79	4,145

GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)	-	-	146	-	-	-	151	297

			-	4,212	-	-	-	230	4,442

LJS Partners, LLC	Preferred Units (195,653 units)	-	-	756	-	-	-	27	783

LJS Partners, LLC	Common Membership Units (2,593,234 units)	-	-	3,951	-	-	-	945	4,896

			-	4,707	-	-	-	972	5,679

MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 9/30/21)	2,600	79	2,600	-	-	-	-	2,600

MMI Holdings, LLC	Second Lien Debt (6.0% Cash, Due 9/30/21)	400	6	400	-	-	-	-	400

MMI Holdings, LLC (5)	Preferred Units (1,000 units, 6.0% PIK Dividend)	-	-	1,815	26	-	-	-	1,841

MMI Holdings, LLC	Common Membership Units (45 units)	-	-	204	-	-	-	(106)	98

			85	5,019	26	-	-	(106)	4,939

Navis Holdings, Inc.	First Lien Debt (9.0% Cash, 2.0% PIK, Due 6/30/23)	11,086	249	10,882	55	-	-	149	11,086

Navis Holdings, Inc.	Class A Preferred Stock (1,000 shares)	-	100	986	-	-	-	14	1,000

Navis Holdings, Inc.	Common Stock (60,000 shares)	-	-	-	-	-	-	463	463

			349	11,868	55	-	-	626	12,549

Nth Degree Investment Group, LLC	Membership Units (6,088,000 Units)	-	-	-	-	-	-	-	-

			-	-	-	-	-	-	-

RAM Payment, LLC	First Lien Debt (6.5% Cash (1 month LIBOR + 5.0%), 1.5% Floor), Due 1/4/24)	$2,109	$38	$2,451	$-	$(342)	$-	$-	$2,109

RAM Payment, LLC	First Lien Debt (9.8% Cash, Due 1/4/24)	5,719	156	6,646	-	(927)	-	-	5,719

RAM Payment, LLC (5)	Preferred Units (86,000 units, 8.0% PIK Dividend)	-	55	2,874	17	-	-	332	3,223

			249	11,971	17	(1,269)	-	332	11,051

Sierra Hamilton Holdings Corporation	Second Lien Debt (15.0%, Due 9/12/23)	394	27	441	3	(59)	-	-	385

Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)	-	-	977	-	-	-	(22)	955

			27	1,418	3	(59)	-	(22)	1,340

V12 Holdings, Inc.	Second Lien Debt	-	-	490	-	-	-	-	490

			-	490	-	-	-	-	490

Total Affiliate investments			$1,461	$93,425	$144	$(14,925)	$-	$3,972	$82,616

Control investments

Vology, Inc.	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 12/31/21)	$3,683	$98	$3,732	$-	$(49)	$-	$-	$3,683

Vology, Inc.	Class A Preferred Units (9,041,810 Units)	-	-	4,687	-	-	-	(24)	4,663

Vology, Inc.	Membership Units (5,363,982 Units)	-	-	-	-	-	-	-	-

			98	8,419	-	(49)	-	(24)	8,346

Total Control investments			$98	$8,419	$-	$(49)	$-	$(24)	$8,346

(1)	Represents the total amount of interest, original issue discount, fees and dividends credited to income for the portion of the year an investment was included in Affiliate or Control categories, respectively.
(2)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments, accrued PIK and accretion of original issue discount. Gross additions also include transfers into Affiliate or Control classification.
(3)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments and sales. Gross reductions also include transfers out of Affiliate or Control classification.
(4)	All debt investments are income producing. Equity and warrant investments are non-income producing, unless otherwise noted.
(5)	The equity investment is income producing, based on rate disclosed.

          During the year ended December 31, 2020, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2019 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2020 Fair Value
Affiliate investments

Burgaflex Holdings, LLC	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	$13,597	$1,707	$14,421	$427	$(1,250)	$—	$(1)	$13,597

Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)		—	635	—	—	—	703	1,338

Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)		—	—	—	—	—	—	—

			1,707	15,056	427	(1,250)	—	702	14,935

City Gear, LLC	Membership Unit Warrants		—	3,326	—	(1,341)	1,341	(1,315)	2,011

			—	3,326	—	(1,341)	1,341	(1,315)	2,011

Eastport Holdings, LLC	Second Lien Debt (13.5% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 12/29/21)	16,500	2,498	16,500	173	—	—	(173)	16,500

Eastport Holdings, LLC	Membership Units (22.9% ownership)		—	17,822	—	—	—	2,472	20,294

			2,498	34,322	173	—	—	2,299	36,794

GA Communications, Inc.	Series A-1 Preferred Stock (1,998 shares)		—	3,761	—	—	—	305	4,066

GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)		—	501	—	—	—	(355)	146

			—	4,262	—	—	—	(50)	4,212

LJS Partners, LLC	Preferred Units (189,044 units)		—	372	145	—	—	239	756

LJS Partners, LLC	Common Membership Units (2,593,234 units)		—	1,509	—	—	—	2,442	3,951

			—	1,881	145	—	—	2,681	4,707

MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 9/30/21)	2,600	290	2,600	—	—	—	—	2,600

MMI Holdings, LLC	Second Lien Debt (6.0% Cash, Due 9/30/21)	400	21	400	—	—	—	—	400

MMI Holdings, LLC (5)	Preferred Units (1,000 units, 6.0% PIK Dividend)		—	1,710	104	—	—	1	1,815

MMI Holdings, LLC	Common Membership Units (45 units)		—	194	—	—	—	10	204

			311	4,904	104	—	—	11	5,019

Navis Holdings, Inc.	First Lien Debt (9.0% Cash, 2.0% PIK, Due 6/30/23)	11,031	1,084	10,100	1,875	(944)	—	(149)	10,882

Navis Holdings, Inc.	Class A Preferred Stock (1,000 shares)		25	1,000	—	—	—	(14)	986

Navis Holdings, Inc.	Common Stock (60,000 shares)		—	464	—	—	—	(464)	—

			1,109	11,564	1,875	(944)	—	(627)	11,868

Nth Degree Investment Group, LLC	Membership Units (6,088,000 Units)		—	6,088	—	—	—	(6,088)	—

			—	6,088	—	—	—	(6,088)	—

Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2019 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2020 Fair Value
RAM Payment, LLC	First Lien Debt (6.5% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	$2,451	$113	$—	$3,069	$(618)	$—	$—	$2,451
RAM Payment, LLC	First Lien Debt (9.8% Cash, Due 1/4/24)	6,646	832	9,019	—	(2,372)	—	(1)	6,646
RAM Payment, LLC (5)	Preferred Units (86,000 units, 8.0% PIK Dividend)		—	1,725	69	—	—	1,080	2,874
			945	10,744	3,138	(2,990)	—	1,079	11,971
Sierra Hamilton Holdings Corporation	Second Lien Debt (15.0% PIK, Due 9/12/23)	453	105	748	116	(423)	—	—	441
Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)		—	5,160	—	—	—	(4,183)	977
			105	5,908	116	(423)	—	(4,183)	1,418
V12 Holdings, Inc.	Second Lien Debt	—	—	708	—	(276)	110	(52)	490
			—	708	—	(276)	110	(52)	490
Total Affiliate investments			$6,675	$98,763	$5,978	$(7,224)	$1,451	$(5,543)	$93,425
Control investments
Capitala Senior Loan Fund II, LLC	Second Lien Debt (7.0% Cash (1 month LIBOR + 6.0%), Due 9/3/24)	$—	$—	$—	$—	$—	$—	$—	$—
Capitala Senior Loan Fund II, LLC	Membership Units (80.0% ownership)		—	13,631	—	(13,116)	(484)	(31)	—
			—	13,631	—	(13,116)	(484)	(31)	—
Vology, Inc.	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 12/31/21)	3,732	410	3,877	—	(145)	—	—	3,732
Vology, Inc.	Class A Preferred Units (9,041,810 Units)		—	5,215	—	—	—	(528)	4,687
Vology, Inc.	Membership Units (5,363,982 Units)		—	—	—	—	—	—	—
			410	9,092	—	(145)	—	(528)	8,419
Total Control investments			$410	$22,723	$—	$(13,261)	$(484)	$(559)	$8,419

(1)	Represents the total amount of interest, original issue discount, fees and dividends credited to income for the portion of the year an investment was included in Affiliate or Control categories, respectively.

(2)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments, accrued PIK and accretion of original issue discount. Gross additions also include transfers into Affiliate or Control classification.

(3)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments and sales. Gross reductions also include transfers out of Affiliate or Control classification.

(4)	All debt investments are income producing. Equity and warrant investments are non-income producing, unless otherwise noted.

(5)	The equity investment is income producing, based on rate disclosed.

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

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Advisor that would, when taken together with all other incentive fees paid to the Investment Advisor during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. As of March 31, 2021 and December 31, 2020, the Company had incentive fees payable to the Investment Advisor of $3.7 million related to fees earned in prior years but deferred under the incentive fee deferral mechanism.

For the three months ended March 31, 2021 and 2020, the Company incurred $1.4 million and $1.8 million in base management fees, respectively. The Company incurred $0.0 in incentive fees related to pre-incentive fee net investment income for the three months ended March 31, 2021 and 2020. For the three months ended March 31, 2021 and 2020, our Investment Advisor waived $0.0 in incentive fees.

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

For the three months ended March 31, 2021 and 2020, the Company paid the Administrator $0.4 million for the Company’s allocable portion of the Administrator’s overhead.

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

Note 7. Related Party Transactions

At March 31, 2021 and December 31, 2020, the Company had $3.8 million of management and incentive fees payable to the Investment Advisor. These amounts are reflected in the accompanying consolidated statements of assets and liabilities under the caption “Management and incentive fees payable.”

On June 1, 2020, the Company purchased approximately 50% of the outstanding loans in CSLF II at par as part of the wind-down of the joint venture. The Company paid $8.3 million for the loans and assumed a $3.0 million unfunded commitment related to Rapid Fire Protection, Inc.’s revolving credit facility. On June 12, 2020, the Company wound down CSLF II. See Note 4 for details.

Note 8. Borrowings

SBA-guaranteed Debentures

The Company, through its wholly owned subsidiary Fund III, uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of March 31, 2021 and December 31, 2020, the Company had $71.0 million and $91.0 million of SBA-guaranteed debentures outstanding, respectively. The Company has issued all SBA-guaranteed debentures that were permitted under each of the Legacy Funds’ respective SBIC licenses (as applicable), and there are no unused SBA-guaranteed debenture commitments remaining. On March 1, 2019, Fund II repaid its outstanding SBA-guaranteed debentures and relinquished its SBIC license. SBA-guaranteed debentures are secured by a lien on all assets of Fund III and were secured by a lien on all assets of Fund II prior to March 1, 2019. As of March 31, 2021 and December 31, 2020, Fund III had total assets of $174.2 million and $186.0 million, respectively. On June 10, 2014, the Company received an exemptive order from the SEC exempting the Company, Fund II, and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III. The Company intends to comply with the conditions of the order.

The following table summarizes the interest expense and annual charges, deferred financing costs, average outstanding balance, and average stated interest and annual charge rate on the SBA-guaranteed debentures for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Interest expense	$661	$1,331
Deferred financing costs	139	124
Total interest and financing expenses	$800	$1,455
Average outstanding balance	$84,111	$150,000
Average stated interest rate and annual charge rate	3.17%	3.56%

As of March 31, 2021 and December 31, 2020, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):

Fixed Maturity Date	Interest Rate	SBA Annual Charge	March 31, 2021	December 31, 2020
March 1, 2021	4.084%	0.285%	$—	$6,000
March 1, 2022	2.766%	0.285%	10,000	10,000
March 1, 2022	2.766%	0.515%	36,000	50,000
March 1, 2023	2.351%	0.515%	25,000	25,000
			$71,000	$91,000

2022 Notes

 On May 16, 2017, the Company issued $70.0 million in aggregate principal amount of 6.0% fixed-rate notes due May 31, 2022 (the “2022 Notes”). On May 25, 2017, the Company issued an additional $5.0 million in aggregate principal amount of the 2022 Notes pursuant to a partial exercise of the underwriters’ overallotment option. The 2022 Notes will mature on May 31, 2022 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after May 31, 2019 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. As of March 31, 2021 and December 31, 2020, the Company had $72.8 million in 2022 Notes outstanding.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Notes for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Interest expense	$1,093	$1,125
Deferred financing costs	144	140
Total interest and financing expenses	$1,237	$1,265
Average outstanding balance	$72,833	$75,000
Average stated interest rate	6.0%	6.0%

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

As of March 31, 2021 and December 31, 2020, the Company had $52.1 million in 2022 Convertible Notes outstanding.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Convertible Notes for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Interest expense	$749	$749
Deferred financing costs	94	89
Total interest and financing expenses	$843	$838
Average outstanding balance	$52,088	$52,088
Average stated interest rate	5.75%	5.75%

Bond Repurchase Program

On July 30, 2020, the Board approved a bond repurchase program which authorizes the Company to repurchase up to an aggregate of $10.0 million worth of the Company's outstanding 2022 Notes and/or 2022 Convertible Notes (the "Bond Repurchase Program"). The Bond Repurchase Program will terminate upon the earlier of (i) July 30, 2021 or (ii) the repurchase of an aggregate of $10.0 million worth of 2022 Notes and/or 2022 Convertible Notes. During the three months ended March 31, 2021 and 2020, the Company did not purchase any of the 2022 Notes or the 2022 Convertible Notes.

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

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the ING Credit Facility for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Interest expense	$—	$—
Deferred financing costs	—	153
Unused commitment fees	—	115
Total interest and financing expenses	$—	$268
Average outstanding balance	$—	$—
Average stated interest rate	—%	—%

KeyBank Credit Facility

On October 30, 2020, CBL, a direct, wholly owned, consolidated subsidiary of the Company, entered into the KeyBank Credit Facility, with the Investment Adviser, as collateral manager, the lenders from time to time parties thereto (each a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $25.0 million as of October 30, 2020. CBL may, on any business day prior to October 28, 2022, request an increase in the aggregate principal amount from $25.0 million to $100.0 million in accordance with the terms and in the manner described in the KeyBank Credit Facility. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through October 28, 2022, unless there is an earlier termination or event of default. The KeyBank Credit Facility matures on October 28, 2023, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at one-month LIBOR plus 3.5%, subject to a minimum interest rate of 4.25%. The Company will also pay an unused commitment fee at a rate of 1.75% per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility. As of March 31, 2021, the Company had $0.0 outstanding and $25.0 million available under the KeyBank Credit Facility. The KeyBank Credit Facility is secured by the investments and other assets held by CBL, the Company’s wholly owned subsidiary. As of March 31, 2021, assets pledged to secure the KeyBank Credit Facility had a fair value of $56.9 million.

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the KeyBank Credit Facility for the three months ended March 31, 2021 (dollars in thousands):

For the Three Months Ended
March 31, 2021
Interest expense	$—
Deferred financing costs	48
Unused commitment fees	109
Total interest and financing expenses	$157
Average outstanding balance	$—
Average stated interest rate	—%

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2021, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
SBA-guaranteed debentures	$71,000	$71,528	$—	$—	$71,528
2022 Notes	72,833	72,658	72,658	—	—
2022 Convertible Notes	52,088	51,817	51,817	—	—
KeyBank Credit Facility	—	—	—	—	—
Total	$195,921	$196,003	$124,475	$—	$71,528

(1)	Carrying value equals the gross principal outstanding at period end.

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

The estimated fair value of the KeyBank Credit Facility was based on future contractual cash payments discounted at estimated market interest rates for similar debt.

Note 9. Directors’ Fees

Our Independent Directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three months ended March 31, 2021 and 2020, the Company recognized directors’ fees expense of $0.1 million. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the three months ended March 31, 2021 and 2020 (dollars in thousands, except share and per share data):

	For the Three Months Ended
	March 31, 2021	March 31, 2020 (1)(2)
Net increase (decrease) in net assets from operations per share- basic
Numerator for basic net increase (decrease) in net assets resulting from operations per share	$12,354	$(42,440)
Denominator for basic net increase (decrease) in net assets from operations per share	2,711,068	2,703,432
Basic net increase (decrease) in net assets from operations per share	$4.56	$(15.70)
Net increase (decrease) in net assets from operations per share- diluted
Numerator for net increase (decrease) in net assets resulting from operations per share	$12,354	$(42,440)
Adjustment for interest on the 2022 Convertible Notes and incentive fees, net	843	—
Numerator for diluted net increase (decrease) in net assets from operations per share	$13,197	$(42,440)
Denominator for basic weighted average shares	2,711,068	2,703,432
Adjustment for dilutive effect of the 2022 Convertible Notes	552,579	—
Denominator for diluted weighted average shares	3,263,647	2,703,432
Diluted net increase (decrease) in net assets from operations per share	$4.04	$(15.70)

(1)	Basic and diluted shares of the Company’s common stock and basic and diluted earnings per share have been adjusted for the three months ended March 31, 2020 to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.
(2)	In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three months ended March 31, 2020, conversion of the 0.6 million in convertible shares was not assumed as the effect on diluted earnings per share would be anti-dilutive.

Note 11. Distributions

The Company’s distributions are recorded on the record date. Stockholders have the option to receive payment of the distribution in cash, shares of the Company’s common stock, or a combination of cash and common stock.

On March 4, 2021, the Company’s Board determined not to declare a distribution for the first quarter of 2021 due to the impact of the COVID-19 pandemic on the Company’s expected net investment income.

Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the three months ended March 31, 2020, total distributions of $4.1 million were comprised of approximately $0.7 million from ordinary income and $3.4 million from return of capital. There were no distributions for the three months ended March 31, 2021. Distributions may be subject to reclassification based on future dividends and operating results and will not be determined until the end of the year.

The following table summarizes the Company’s distribution declarations for the three months ended March 31, 2020 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share(1)	Cash Distribution	DRIP Shares Issued(1)	DRIP Share Value
January 2, 2020	January 24, 2020	January 30, 2020	$0.50	$1,231	2,432	$119
January 2, 2020	February 20, 2020	February 27, 2020	0.50	1,228	2,760	122
January 2, 2020	March 23, 2020	March 30, 2020	0.50	1,259	5,261	94
Total Distributions Declared and Distributed			$1.50	$3,718	10,453	$335

(1)	Shares and amount per share have been adjusted for the three months ended March 31, 2020 to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2021 and 2020 (dollars in thousands, except share and per share data):

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Per share data(1):
Net asset value at beginning of period	$40.19	$54.84
Net investment loss(2)	(0.29)	—
Net realized (loss) gain on investments(2)	(5.17)	0.36
Net unrealized appreciation (depreciation) on investments(2)	10.02	(16.05)
Distributions – return of capital(3)	—	(1.26)
Distributions – net investment income(3)	—	(0.24)
Other(4)	(0.01)	(0.04)
Net asset value at end of period	$44.74	$37.61
Net assets at end of period	$121,301	$101,955
Shares outstanding at end of period	2,711,068	2,711,068
Per share market value at end of period	$15.44	$18.78
Total return based on market value(5)	7.15%	(62.34)%
Ratio/Supplemental data:
Ratio of net investment loss to average net assets(6)	(2.76)%	(0.04)%
Ratio of interest and financing expenses to average net assets(6)	10.70%	12.31%
Ratio of other operating expenses to average net assets(6)	9.41%	10.49%
Ratio of total expenses to average net assets(6)	20.11%	22.80%
Portfolio turnover rate(7)	—%	2.27%
Average debt outstanding(8)	$209,032	$277,088
Average debt outstanding per common share	$77.10	$102.21
Asset coverage ratio per unit(9)	$1,971	$1,802

(1)	Shares and per share data has been adjusted for the three months ended March 31, 2020 to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

(2)	Based on daily weighted average balance of shares of the Company’s common stock outstanding during the period.

(3)	Distributions may be subject to reclassification based on future dividends and operating results and will not be determined until the end of the year.

(4)	Includes the impact of different share amounts used in calculating per share data based on weighted average shares of the Company’s common stock outstanding during the period and certain per share data based on shares of the Company’s common stock outstanding as of a period end or transaction date. Also includes the impact of shares of the Company’s common stock issued under the Company’s DRIP.

(5)	Total investment return is calculated assuming a purchase of shares of the Company’s common stock at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.

(6)	Ratio is annualized.

(7)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value. Portfolio turnover rates that cover less than a full period are not annualized.

(8)	Based on the daily weighted average balance of debt outstanding during the period.

(9)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of March 31, 2021 and 2020 pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of March 31, 2021.

Portfolio Activity

On April 1, 2021, the Company exited its investment in Xirgo Technologies, LLC and received $2.8 million for its equity investment.

On April 14, 2021, the Company exited its investment in CIS Secure Computing, Inc. and received $3.4 million for its equity investment and $8.2 million for its first lien debt investment, repaid at par.

Other

On April 21, 2021, the Company announced that the Board has approved Mount Logan Management LLC (“Mount Logan”), a subsidiary of Mount Logan Capital Inc. and an affiliate of BC Partners Advisors L.P. for U.S. regulatory purposes, to serve as the new investment adviser to the Company (the “Adviser Transition”). The Investment Advisor has entered into a definitive agreement to sell certain assets to Mount Logan in connection with the Adviser Transition. The Adviser Transition is contingent upon approval by the Company’s stockholders at an upcoming special stockholder meeting of a new investment advisory agreement to be entered into by and between the Company and Mount Logan and certain other conditions.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements.

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless required by law or U.S. Securities and Exchange Commission (“SEC”) rule or regulation.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally must invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150%, if certain requirements are met, after such borrowing, with certain limited exceptions. As of March 31, 2021, our asset coverage ratio was 197.1%. To maintain our regulated investment company (“RIC”) status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

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

Retroactive Adjustments for Reverse Stock Split

The share amount and per share amount of our common stock in the consolidated financial statements and notes have been retroactively adjusted for the Reverse Stock Split effected on August 21, 2020 for the three months ended March 31, 2020. See Note 1 for more information regarding the Reverse Stock Split.

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

The Company’s financial statements as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 8, 2021.

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

Expenses

Our primary operating expenses include the payment of investment advisory fees to our Investment Advisor, our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under an administration agreement between us and the Administrator (the “Administration Agreement”) and other operating expenses as detailed below. Our investment advisory fee will compensate our Investment Advisor for its work in identifying, evaluating, negotiating, closing, monitoring, and servicing our investments. We will bear all other expenses of our operations and transactions, including (without limitation):

•	the cost of our organization;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of our shares and other securities;

•	interest payable on debt, if any, to finance our investments;

•	fees payable to third parties relating to, or associated with, making investments (such as legal, accounting, and travel expenses incurred in connection with making investments), including fees and expenses associated with performing due diligence reviews of prospective investments and advisory fees;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	costs associated with our reporting and compliance obligations under the 1940 Act, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), other applicable federal and state securities laws and ongoing stock exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	costs of proxy statements, stockholders’ reports and other communications with stockholders;

•	fidelity bond, directors’ and officers’ liability insurance, errors and omissions liability insurance and other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs; and

•	all other expenses incurred by either our Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of any costs of compensation and related expenses of our chief compliance officer, our chief financial officer, and their respective administrative support staff.

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

The tax years ended December 31, 2020, 2019, 2018, and 2017 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three months ended March 31, 2021 and 2020. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of March 31, 2021, and December 31, 2020, the Company recorded a net deferred tax asset of $0.0. For the three months ended March 31, 2021 and 2020, the Company recorded a deferred tax provision of $0.0. As of March 31, 2021 and December 31, 2020, the valuation allowance on the Company’s deferred tax asset was $3.6 million and $4.6 million, respectively. During the three months ended March 31, 2021 and 2020, the Company recognized a (decrease) increase in the valuation allowance of $(1.0) million and $0.8 million, respectively.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s U.S. federal income tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of March 31, 2021 and December 31, 2020, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of March 31, 2021 and December 31, 2020. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

Portfolio and Investment Activity

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests primarily in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market companies and traditional middle-market companies. As of March 31, 2021, our portfolio consisted of investments in 35 portfolio companies with a fair value of approximately $258.2 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of March 31, 2021, 16.4% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2020, 14.5% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the three months ended March 31, 2021, we made no investments and had approximately $29.9 million in repayments and sales, resulting in net repayments and sales of approximately $29.9 million for the period. During the three months ended March 31, 2020, we made approximately $8.3 million of investments and had approximately $7.8 million in repayments and sales, resulting in net investments of approximately $0.5 million for the period.

As of March 31, 2021, our debt investment portfolio, which represented 68.7% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 9.5%. As of March 31, 2021, 46.3% of the fair value of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2020, our debt investment portfolio, which represented 75.2% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 10.0%. As of December 31, 2020, 48.9% of the fair value of our debt investment portfolio was bearing a fixed rate of interest.

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

As of March 31, 2021, the Board approved the fair value of our investment portfolio of approximately $258.2 million in good faith in accordance with our valuation procedures. The Board approved the fair value of our investment portfolio as of March 31, 2021 with input from a third-party valuation firm and the Investment Advisor based on information known or knowable as of the valuation date, including trailing and forward-looking data. The COVID-19 pandemic is an unprecedented circumstance that materially impacts the fair value of our investments. As a result, the fair value of our portfolio investments may be further negatively impacted after March 31, 2021 by circumstances and events that are not yet known.

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

As of March 31, 2021, we had debt investments in three portfolio companies on non-accrual status with an aggregate amortized cost of $21.3 million and an aggregate fair value of $16.6 million, which represented 9.1% and 6.4% of the investment portfolio, respectively. As of December 31, 2020, we had debt investments in four portfolio companies on non-accrual status with aggregate amortized cost of $37.5 million and an aggregate fair value of $20.8 million, which represented 13.5% and 7.6% of the investment portfolio, respectively.

The following table summarizes the amortized cost and the fair value of investments as of March 31, 2021 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$143,395	61.3%	$138,058	53.5%
Second Lien Debt	39,012	16.7	39,153	15.2
Equity and Warrants	51,563	22.0	80,959	31.3
Total	$233,970	100.0%	$258,170	100.0%

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2020 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$185,108	66.7%	$167,418	60.9%
Second Lien Debt	39,026	14.0	39,209	14.3
Equity and Warrants	53,518	19.3	68,065	24.8
Total	$277,652	100.0%	$274,692	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021		December 31, 2020
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$38,406	14.9%	$36,794	13.4%
Healthcare	24,172	9.4	23,899	8.7
Sales & Marketing Services	21,954	8.4	20,947	7.6
Security System Services	15,939	6.2	14,727	5.4
IT Consulting	14,429	5.6	13,199	4.8
Textile Equipment Manufacturer	12,549	4.9	11,868	4.3
Government Services	11,929	4.6	11,381	4.1
Information Technology	11,145	4.3	11,154	4.1
Financial Services	11,051	4.3	15,721	5.7
Entertainment	10,867	4.2	10,241	3.7
Consumer Products	10,621	4.1	15,649	5.7
Healthcare Management	10,531	4.1	10,673	3.9
Multi-platform media and consumer products	10,045	3.9	13,000	4.7
Electronic Machine Repair	8,756	3.4	8,759	3.2
Testing laboratories	5,993	2.3	6,449	2.4
Wireless Deployment Services	5,844	2.3	6,948	2.5
QSR Franchisor	5,679	2.2	4,707	1.7
Medical Device Distributor	4,939	1.9	5,019	1.8
Advertising & Marketing Services	4,442	1.7	4,212	1.5
Data Services	4,041	1.6	3,856	1.4
Online Merchandise Retailer	3,916	1.4	2,253	0.8
Home Repair Parts Manufacturer	2,525	1.0	2,461	0.9
Footwear Retail	2,011	0.8	2,011	0.7
Automobile Part Manufacturer	1,709	0.7	14,935	5.5
Oil & Gas Engineering and Consulting Services	1,340	0.5	1,418	0.5
Oil & Gas Services	1,251	0.5	493	0.2
General Industrial	838	0.3	670	0.3
Household Product Manufacturer	758	0.3	758	0.3
Data Processing & Digital Marketing	490	0.2	490	0.2
Total	$258,170	100.0%	$274,692	100.0%

All investments made by the Company as of March 31, 2021 and December 31, 2020 were made in portfolio companies located in the U.S. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021		December 31, 2020
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$144,946	56.1%	$140,048	51.0%
West	47,448	18.4	50,212	18.3
Midwest	32,960	12.8	48,255	17.6
Northeast	32,816	12.7	36,177	13.1
Total	$258,170	100.0%	$274,692	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	As of March 31, 2021		As of December 31, 2020
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$141,889	55.0%	$96,703	35.2%
2	82,355	31.9	140,111	51.0
3	17,316	6.7	17,111	6.2
4	16,610	6.4	20,767	7.6
5	—	—	—	—
Total	$258,170	100.0%	$274,692	100.0%

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

On September 3, 2019, CSLF II entered into a senior secured revolving credit facility (the “CSLF II Credit Facility”) with KeyBank Specialty Finance Lending, an affiliate of KeyCorp. The CSLF II Credit Facility provided for borrowings up to $60.0 million, subject to certain borrowing base restrictions. Borrowings under the CSLF II Credit Facility bore interest at a rate of one-month LIBOR + 2.25%. Prior to the termination of the CSLF II Credit Facility, CSLF II incurred unused fees of .35% when utilization of the CSLF II Credit Facility exceeded 50% and .65% when utilization of the CSLF II Credit Facility was less than 50%. On June 5, 2020, CSLF II terminated the CSLF II Credit Facility and repaid all amounts outstanding. For the three months ended March 31, 2021 and 2020, CSLF II incurred interest and financing expenses of $0.0 and $0.2 million, respectively.

On September 3, 2019, the Company and Trinity committed to provide $25.0 million of subordinated debt (the “Subordinated Notes”) to CSLF II, with the Company providing $5.0 million and Trinity providing $20.0 million. The Subordinated Notes were scheduled to mature on September 3, 2024, however, the Subordinated Notes were terminated on June 12, 2020. For the three months ended March 31, 2021 and 2020, CSLF II did not incur any interest and financing expenses related to the Subordinated Notes.

Below are the unaudited statements of operations for CSLF II (dollars in thousands):

	For the Three Months Ended
	March 31, 2021	March 31, 2020
INVESTMENT INCOME
Interest income	$-	$421
Fee income	-	3
Total investment income	$-	$424
EXPENSES
Interest and financing expenses	$-	$160
General and administrative expenses	-	71
Total expenses	$-	$231
NET INVESTMENT INCOME	$-	$193
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$-	$193

Results of Operations

Operating results for the three months ended March 31, 2021 and 2020 were as follows (dollars in thousands):

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Total investment income	$4,926	$7,074
Total expenses	5,709	7,087
Net investment loss	(783)	(13)
Net realized (loss) gain on investments	(14,023)	968
Net unrealized appreciation (depreciation) on investments	27,160	(43,395)
Net increase (decrease) in net assets resulting from operations	$12,354	$(42,440)

Investment income

The composition of our investment income for the three months ended March 31, 2021 and 2020 was as follows (dollars in thousands):

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Interest income	$4,591	$6,170
Fee income	9	319
Payment-in-kind interest and dividend income	170	516
Dividend income	155	25
Interest from cash and cash equivalents	1	44
Total investment income	$4,926	$7,074

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

For the three months ended March 31, 2021, total investment income decreased by $2.1 million, or 30.4%, compared to the three months ended March 31, 2020. The decrease from the prior period was driven by a decrease in interest income from $6.2 million for the three months ended March 31, 2020 to $4.6 million for the three months ended March 31, 2021. The decline in interest income is primarily due to lower average outstanding debt investments for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. PIK income declined from $0.5 million for the three months ended March 31, 2020 to $0.2 million for the three months ended March 31, 2021. The decrease in PIK income was due to a decline in investments with a contractual PIK rate. For the three months ended March 31, 2021, we generated $0.0 in origination fees from new deployments and $9 thousand in other fees. Comparatively, for the three months ended March 31, 2020, we generated $0.2 million in origination fees from new deployments and $0.1 million in other fees. Dividend income increased from $25 thousand for the three months ended March 31, 2020 to $0.2 million for the three months ended March 31, 2021, primarily due to $0.1 million in non-recurring dividends received from portfolio companies during the three months ended March 31, 2021.

Operating expenses

The composition of our expenses for the three months ended March 31, 2021 and 2020 was as follows (dollars in thousands):

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Interest and financing expenses	$3,037	$3,826
Base management fee	1,398	1,757
Administrative service fees	350	350
General and administrative expenses	924	1,154
Total expenses	$5,709	$7,087

For the three months ended March 31, 2021, operating expenses decreased by $1.4 million, or 19.4%, compared to the three months ended March 31, 2020. Interest and financing expenses decreased from $3.8 million for the three months ended March 31, 2020 to $3.0 million for the three months ended March 31, 2021 due primarily to lower average outstanding debt during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Base management fees declined from $1.8 million for the three months ended March 31, 2020 to $1.4 million for the three months ended March 31, 2021, due to lower average assets under management. General and administrative expenses decreased from $1.2 million for the three months ended March 31, 2020 to $0.9 million for the three months ended March 31, 2021 primarily due to lower legal expenses during the three months ended March 31, 2021.

Net realized gain (loss) on sales of investments

During the three months ended March 31, 2021 and 2020, we recognized $(14.0) million and $1.0 million of net realized (loss) gain on our portfolio investments, respectively.

Net unrealized appreciation (depreciation) on investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended March 31, 2021 and 2020, we had $27.2 million and $(43.4) million of net unrealized appreciation (depreciation) on investments, respectively.

Changes in net assets resulting from operations

For the three months ended March 31, 2021 and 2020, we recorded a net increase (decrease) in net assets resulting from operations of $12.4 million and $(42.4) million, respectively. Based on the weighted average shares of common stock outstanding for the three months March 31, 2021 and 2020, our per share net increase (decrease) in net assets resulting from operations was $4.56 and $(15.70), respectively. Per data share has been adjusted for the three months ended March 31, 2020 to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis.

Financial Condition, Liquidity and Capital Resources

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our stockholders, and repay indebtedness.

Since our IPO, we have raised approximately $136.0 million in net proceeds from equity offerings through March 31, 2021.

ING Credit Facility

On October 17, 2014, the Company entered into a senior secured revolving credit agreement (as amended, the “ING Credit Facility”) with ING Capital, LLC, as administrative agent, arranger, and bookrunner, and the lenders party thereto. The ING Credit Facility was set to mature on April 30, 2022; however, on June 19, 2020, the Company unilaterally terminated the ING Credit Facility.

KeyBank Credit Facility

On October 30, 2020, CBL, a direct, wholly owned, consolidated subsidiary of the Company, entered into the KeyBank Credit Facility with the Investment Adviser, as collateral manager, the lenders from time to time parties thereto (each a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $25.0 million as of October 30, 2020. CBL may, on any business day prior to October 28, 2022, request an increase in the aggregate principal amount from $25.0 million to $100.0 million in accordance with the terms and in the manner described in the KeyBank Credit Facility. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through October 28, 2022, unless there is an earlier termination or event of default. The KeyBank Credit Facility matures on October 28, 2023, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at one- month LIBOR plus 3.5%. As of March 31, 2021, the Company had $0 outstanding and $25.0 million available under the KeyBank Credit Facility.

2022 Notes

On May 16, 2017, we issued $70.0 million in aggregate principal amount of 6.0% fixed-rate notes due May 31, 2022 (the “2022 Notes”). On May 25, 2017, we issued an additional $5.0 million in aggregate principal amount of the 2022 Notes pursuant to a partial exercise of the underwriters’ overallotment option. The 2022 Notes will mature on May 31, 2022 and may be redeemed in whole or in part at any time or from time to time at our option on or after May 31, 2019 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2022 Notes is payable quarterly. The 2022 Notes are listed on the NASDAQ Global Select Market under the trading symbol “CPTAL” with a par value of $25.00 per share. As of March 31, 2021, the Company had approximately $72.8 million in aggregate principal amount of 2022 Notes outstanding.

2022 Convertible Notes

On May 26, 2017, we issued $50.0 million in aggregate principal amount of 5.75% fixed-rate convertible notes due May 31, 2022 (the “2022 Convertible Notes”). On June 26, 2017, we issued an additional $2.1 million in aggregate principal amount of the 2022 Convertible Notes pursuant to a partial exercise of the underwriters’ overallotment option. Interest on the 2022 Convertible Notes is payable quarterly. The 2022 Convertible Notes are listed on the NASDAQ Capital Market under the trading symbol “CPTAG” with a par value of $25.00 per share. As of March 31, 2021, the Company had approximately $52.1 million in aggregate principal amount of 2022 Convertible Notes outstanding.

Bond Repurchase Program

On July 30, 2020, the Board approved a bond repurchase program which authorizes the Company to repurchase up to an aggregate of $10.0 million worth of the Company's outstanding 2022 Notes and/or 2022 Convertible Notes (the "Bond Repurchase Program"). The Bond Repurchase Program will terminate upon the earlier of (i) July 30, 2021 or (ii) the repurchase of an aggregate of $10.0 million worth of 2022 Notes and/or 2022 Convertible Notes.  During the three months ended March 31, 2021, the Company did not purchase any of the 2022 Notes or the Convertible Notes.

SBA-guaranteed debentures

As of March 31, 2021, Fund III had $75.0 million in regulatory capital and $71.0 million in SBA-guaranteed debentures outstanding. In addition to our existing SBA-guaranteed debentures, we may, if permitted by regulation, seek to issue additional SBA-guaranteed debentures as well as other forms of leverage and borrow funds to make investments. On June 10, 2014, we received an exemptive order from the SEC exempting us, Fund II and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Exchange Act, with respect to Fund II and Fund III. We intend to comply with the conditions of the order.

ATM Program

On December 31, 2019, we entered into an open market sale agreementSM with Jefferies LLC pursuant to which we may issue and sell up to $50.0 million in aggregate amount of shares of our common stock in amounts, and at times, to be determined by us (the “ATM Program”). Actual sales in this ATM Program will depend on a variety of factors to be determined by us including market conditions, the trading price of our common stock and determinations by us of the appropriate sources of funding. We may issue shares of our common stock at a price below the then current NAV per share pursuant to the ATM Program. There were no sales of shares of our common stock under the ATM Program during the three months ended March 31, 2021 and 2020.

Asset Coverage Ratio

We are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150% if certain requirements are met, after such borrowing, with certain limited exceptions. As of March 31, 2021, our asset coverage ratio was 197.1%. If our asset coverage ratio falls below 150% due a decline in the fair market of our portfolio, including as the result of the economic impact caused by the COVID-19 pandemic, we may be limited in our ability to raise additional debt.

Cash and Cash Equivalents

As of March 31, 2021, we had $59.7 million in cash and cash equivalents, and our net assets totaled $121.3 million.

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

A summary of our significant contractual payment obligations as of March 31, 2021 are as follows (dollars in thousands):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
SBA-guaranteed debentures	$46,000	$25,000	$—	$—	$71,000
2022 Notes	—	72,833	—	—	72,833
2022 Convertible Notes	—	52,088	—	—	52,088
KeyBank Credit Facility	—	—	—	—	—
Total Contractual Obligations	$46,000	$149,921	$—	$—	$195,921

Distributions

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we timely distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. We made quarterly distributions to our stockholders for the first four full quarters subsequent to our IPO. To the extent we had income available, we made monthly distributions to our stockholders from October 30, 2014 until March 30, 2020. As announced on April 1, 2020, distributions, if any, will be made on a quarterly basis effective during the second quarter of 2020. Our stockholder distributions, if any, will be determined by our Board on a quarterly basis. Any distributions to our stockholders will be declared out of assets legally available for distribution. On March 4, 2021, the Company’s Board determined not to declare a distribution for the first quarter of 2021 due to the impact of the COVID-19 pandemic on the Company’s expected net investment income.

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

The following tables summarize our distributions declared from January 1, 2019 through March 31, 2021:

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

Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the year ended December 31, 2020, total distributions of $4.1 million were comprised of approximately $0.7 million from ordinary income and $3.4 million from return of capital. For the year ended December 31, 2019, total distributions of $16.1 million were comprised of approximately $13.4 million from ordinary income and $2.7 million from return of capital. Distributions may be subject to reclassification based on future dividends and operating results and will not be determined until the end of the year.

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

On September 10, 2015, we, Fund II, Fund III, Fund V, and the Investment Advisor filed an application for exemptive relief with the SEC to permit an investment fund and one or more other affiliated investment funds, including future affiliated investment funds, to participate in the same investment opportunities through a proposed co-investment program where such participation would otherwise be prohibited under the 1940 Act. On June 1, 2016, the SEC issued an order (the ‘‘Order’’) permitting this relief. Pursuant to the Order, we are permitted to co-invest in such investment opportunities with our affiliates if a ‘‘required majority’’ (as defined in Section 57(o) of the 1940 Act) of our directors each of which is not considered an “interested person”, as such term is defined under the 1940 Act (the “independent directors”) make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

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

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $4.3 million (Rapid Fire Protection, Inc), $3.5 million (J5 Infrastructure Partners, LLC), $1.0 million (Freedom Electronics, LLC), and $1.0 million (U.S. BioTek Laboratories, LLC).

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

Portfolio Activity

On April 1, 2021, we exited its investment in Xirgo Technologies, LLC and received $2.8 million for its equity investment.

On April 14, 2021, we exited its investment in CIS Secure Computing, Inc. and received $3.4 million for its equity investment and $8.2 million for its first lien debt investment, repaid at par.

Other

On April 21, 2021, we announced that the Board has approved Mount Logan Management LLC (“Mount Logan”), a subsidiary of Mount Logan Capital Inc. and an affiliate of BC Partners Advisors L.P. for U.S. regulatory purposes, to serve as the new investment adviser to the Company (the “Adviser Transition”). Our Investment Advisor has entered into a definitive agreement to sell certain assets to Mount Logan in connection with the Adviser Transition. The Adviser Transition is contingent upon approval by our stockholders at an upcoming special stockholder meeting of a new investment advisory agreement to be entered into by and between us and Mount Logan and certain other conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts subject to the requirements of the 1940 Act. For the three months ended March 31, 2021, we did not engage in hedging activities.

As of March 31, 2021, we held 19 securities bearing a variable rate of interest. Our variable rate investments represent approximately 53.7% of the fair value of total debt investments. As of March 31, 2021, 100.0% of variable rate securities were yielding interest at a rate equal to the established interest rate floor. As of March 31, 2021, we had $0.0 outstanding on our KeyBank Credit Facility, which has a variable rate of interest at one-month LIBOR + 3.5%. Our KeyBank Credit Facility is subject to an interest rate floor such that the minimum interest rate is 4.25%. As of March 31, 2021, all of our other interest paying liabilities, consisting of $71.0 million in SBA-guaranteed debentures, $72.8 million in 2022 Notes, and $52.1 million in 2022 Convertible Notes, were bearing interest at a fixed rate.

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

Based on our March 31, 2021 consolidated statement of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$1,551	$—	$1,551
Up 200 basis points	$640	$—	$640
Up 100 basis points	$135	$—	$135
Down 100 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 300 basis points	$—	$—	$—

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Annual Report on Form 10-K”), which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled “Recent legislation may allow us to incur additional leverage”. The risks described in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the risk factors below, during the three months ended March 31, 2021, there have been no material changes from the risk factors set forth in the Annual Report on Form 10-K.

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

Date: May 3, 2021	By	/s/ Joseph B. Alala III
Joseph B. Alala III
Chief Executive Officer
(Principal Executive Officer)
Capitala Finance Corp.

Date: May 3, 2021	By	/s/ Stephen A. Arnall
Stephen A. Arnall
Chief Financial Officer
(Principal Financial Officer)
Capitala Finance Corp.

Date: May 3, 2021	By	/s/ Kevin A. Koonts
Kevin A. Koonts
Chief Accounting Officer
(Principal Accounting Officer)
Capitala Finance Corp.