Form 10-Q
period 2021-06-30
Logan Ridge Finance Corp.
filed 2021-08-16
CIK 1571329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive office, telephone number, and state or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number
814-01022	Logan Ridge Finance Corporation 650 Madison Avenue New York, New York 10022 State of Incorporation: Maryland Telephone: (212) 891-2880	90-0945675

Capitala Finance Corp.

4201 Congress St., Suite 360, Charlotte, North Carolina 28209

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share 5.75% Convertible Notes due 2022 6.00% Notes due 2022	LRFC CPTAG CPTAL	NASDAQ Global Select Market NASDAQ Capital Market NASDAQ Global Select Market

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

The number of shares of Logan Ridge Finance Corporation’s common stock, $0.01 par value, outstanding as of August 16, 2021 was 2,711,068.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Logan Ridge Finance Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of
	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $143,555 and $187,744, respectively)	$139,097	$172,848
Affiliate investments (amortized cost of $65,163 and $80,961, respectively)	81,659	93,425
Control investments (amortized cost of $8,850 and $8,947, respectively)	7,292	8,419
Total investments at fair value (amortized cost of $217,568 and $277,652, respectively)	228,048	274,692
Cash and cash equivalents	26,144	49,942
Interest and dividend receivable	1,101	2,286
Prepaid expenses	629	1,077
Receivable for unsettled trades	7,234	-
Total assets	$263,156	$327,997

LIABILITIES
SBA-guaranteed debentures (net of deferred financing costs of $0 and $485, respectively)	$-	$90,515
2022 Notes (net of deferred financing costs of $556 and $846, respectively)	72,277	71,987
2022 Convertible Notes (net of deferred financing costs of $362 and $552, respectively)	51,726	51,536
KeyBank Credit Facility (net of deferred financing costs of $450 and $546, respectively)	24,550	(546)
Management and incentive fees payable	70	3,842
Interest and financing fees payable	778	1,688
Accounts payable and accrued expenses	8	28
Total liabilities	$149,409	$219,050

Commitments and contingencies (Note 2)

NET ASSETS
Common stock, par value $0.01, 100,000,000 common shares authorized, 2,711,068 and 2,711,068 common shares issued and outstanding, respectively	$27	$27
Additional paid in capital	229,481	229,481
Total distributable loss	(115,761)	(120,561)
Total net assets	$113,747	$108,947
Total liabilities and net assets	$263,156	$327,997

Net asset value per share	$41.96	$40.19

See accompanying notes to consolidated financial statements.

Logan Ridge Finance Corporation

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
INVESTMENT INCOME
Interest and fee income:
Non-control/non-affiliate investments	$3,073	$4,693	$6,269	$9,400
Affiliate investments	1,188	1,632	2,494	3,311
Control investments	98	103	196	206
Total interest and fee income	4,359	6,428	8,959	12,917
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	24	378	95	714
Affiliate investments	99	188	198	368
Total payment-in-kind interest and dividend income	123	566	293	1,082
Dividend income:
Non-control/non-affiliate investments	560	-	560	-
Affiliate investments	-	-	155	25
Total dividend income	560	-	715	25
Interest income from cash and cash equivalents	2	5	3	49
Total investment income	5,044	6,999	9,970	14,073

EXPENSES
Interest and financing expenses	2,728	4,885	5,765	8,711
Base management fee	1,272	1,666	2,670	3,423
Administrative service fees	350	350	700	700
General and administrative expenses	660	707	1,584	1,861
Total expenses	5,010	7,608	10,719	14,695

NET INVESTMENT INCOME (LOSS)	34	(609)	(749)	(622)

REALIZED AND UNREALIZED LOSS (GAIN) ON INVESTMENTS
Net realized gain (loss) on investments:
Non-control/non-affiliate investments	4,732	(14,142)	(9,291)	(13,174)
Affiliate investments	2,215	1,341	2,215	1,341
Control investments	-	(484)	-	(484)
Net realized gain (loss) on investments	6,947	(13,285)	(7,076)	(12,317)
Net unrealized (depreciation) appreciation investments:
Non-control/non-affiliate investments	(12,774)	16,993	10,438	(11,532)
Affiliate investments	60	(1,003)	4,032	(14,731)
Control investments	(1,006)	1,004	(1,030)	(138)
Net unrealized (depreciation) appreciation on investments	(13,720)	16,994	13,440	(26,401)
Total net realized and unrealized (loss) gain on investments	(6,773)	3,709	6,364	(38,718)
Net realized loss on extinguishment of debt	(815)	-	(815)	-

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(7,554)	$3,100	$4,800	$(39,340)

NET (DECREASE) INCREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC AND DILUTED(1)	$(2.79)	$1.14	$1.77	$(14.53)

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – BASIC AND DILUTED (1)	2,711,068	2,711,068	2,711,068	2,707,256

DISTRIBUTIONS PAID PER SHARE (2)	$-	$-	$-	$1.50

(1) Basic and diluted shares of Logan Ridge Finance Corporation's (the "Company") common stock have been adjusted for the three and six months ended June 30, 2020 to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.
(2) Dividends paid per share of the Company's common stock have been adjusted for the three and six months ended June 30, 2020 to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

See accompanying notes to consolidated financial statements.

Logan Ridge Finance Corporation

Consolidated Statements of Changes in Net Assets

 (in thousands, except share data)

 (unaudited)

	Common Stock (1)
For the Three Months Ended June 30, 2021 and 2020	Number of Shares	Par Value	Additional Paid in Capital (1)	Total Distributable Loss	Total
BALANCE, March 31, 2021	2,711,068	$27	$229,481	$(108,207)	$121,301
Net investment income	-	-	-	34	34
Net realized gain on investments	-	-	-	6,947	6,947
Net unrealized depreciation on investments	-	-	-	(13,720)	(13,720)
Net realized loss on extinguishment of debt	-	-	-	(815)	(815)
BALANCE, June 30, 2021	2,711,068	$27	$229,481	$(115,761)	$113,747

BALANCE, March 31, 2020	2,711,068	$27	$238,356	$(136,428)	$101,955
Net investment loss	-	-	-	(609)	(609)
Net realized loss on investments	-	-	-	(13,285)	(13,285)
Net unrealized appreciation on investments	-	-	-	16,994	16,994
BALANCE, June 30, 2020	2,711,068	$27	$238,356	$(133,328)	$105,055

	Common Stock (1)
For the Six Months Ended June 30, 2021 and 2020	Number of Shares	Par Value	Additional Paid in Capital (1)	Total Distributable Loss	Total
BALANCE, December 31, 2020	2,711,068	$27	$229,481	$(120,561)	$108,947
Net investment loss	-	-	-	(749)	(749)
Net realized loss on investments	-	-	-	(7,076)	(7,076)
Net unrealized appreciation on investments	-	-	-	13,440	13,440
Net realized loss on extinguishment of debt	-	-	-	(815)	(815)
BALANCE, June 30, 2021	2,711,068	$27	$229,481	$(115,761)	$113,747

BALANCE, December 31, 2019	2,700,628	$27	$238,021	$(89,935)	$148,113
Net investment loss	-	-	-	(622)	(622)
Net realized loss on investments	-	-	-	(12,317)	(12,317)
Net unrealized depreciation on investments	-	-	-	(26,401)	(26,401)
Fractional shares settled in cash as part of one-for-six reverse stock split	(13)	-	-	-	-
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	10,453	-	335	-	335
Distributions declared	-	-	-	(4,053)	(4,053)
BALANCE, June 30, 2020	2,711,068	$27	$238,356	$(133,328)	$105,055

(1) Shares of the Company's common stock have been adjusted for the three and six months ended June 30, 2020 to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

See accompanying notes to consolidated financial statements.

Logan Ridge Finance Corporation

Consolidated Statements of Cash Flows

 (in thousands)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$4,800	$(39,340)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(10,000)	(20,820)
Repayments and sales of investments	63,444	58,888
Net realized loss on investments	7,076	12,317
Net realized loss on extinguishment of debt	815	-
Net unrealized (appreciation) depreciation on investments	(13,440)	26,401
Payment-in-kind interest and dividends	(293)	(1,082)
Accretion of original issue discount on investments	(143)	(438)
Amortization of deferred financing fees	765	2,090
Changes in assets and liabilities:
Interest and dividend receivable	1,185	(333)
Prepaid expenses	448	(16)
Receivable for unsettled trades	(7,234)	(186)
Management and incentive fees payable	(3,772)	(127)
Interest and financing fees payable	(910)	(10)
Accounts payable and accrued expenses	(20)	(507)
NET CASH PROVIDED BY OPERATING ACTIVITIES	42,721	36,837

CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns on SBA-guaranteed debentures	(91,000)	-
Prepayment penalty on SBA-guaranteed debentures	(519)	-
Proceeds from KeyBank Credit Facility	25,000	-
Distributions paid to shareholders	-	(3,718)
Deferred financing fees paid	-	(214)
NET CASH USED IN FINANCING ACTIVITIES	(66,519)	(3,932)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,798)	32,905
CASH AND CASH EQUIVALENTS, beginning of period	49,942	62,321
CASH AND CASH EQUIVALENTS, end of period	$26,144	$95,226

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$5,724	$6,409

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Distributions paid through dividend reinvestment plan share issuances	$-	$335

See accompanying notes to consolidated financial statements.

Logan Ridge Finance Corporation

Consolidated Schedule of Investments

(in thousands, except for units/shares)

June 30, 2021

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Acquisition Date	Principal Amount	Cost	Fair Value	% of Net Assets
Non-control/non-affiliated investments - 122.3%

Non-control/non-affiliated investments - United States

3 Bridge Solutions, LLC	IT Consulting	First Lien Debt (13.0% Cash, Due 12/4/22)	12/4/2017	$8,466	$8,466	$8,466	7.4%

3 Bridge Solutions, LLC	IT Consulting	Preferred Units (965 units)	12/4/2017		1,090	1,250	1.1%

3 Bridge Solutions, LLC	IT Consulting	Membership Units (39,000 units)	12/4/2017		10	990	0.9%

					9,566	10,706	9.4%

Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (8.0% Cash, Due 12/18/22)	6/25/2020	7,119	7,119	6,732	5.9%

Alternative Biomedical Solutions, LLC	Healthcare	Series A Preferred Units (13,811 units)	6/25/2020		1,275	804	0.7%

Alternative Biomedical Solutions, LLC	Healthcare	Series B Preferred Units (48,025 units)	6/25/2020		3,943	-	0.0%

Alternative Biomedical Solutions, LLC	Healthcare	Series C Preferred Units (78,900 units)	6/25/2020		-	-	0.0%

Alternative Biomedical Solutions, LLC	Healthcare	Membership Units (20,092 units)	12/18/2017		800	-	0.0%

Alternative Biomedical Solutions, LLC	Healthcare	Membership Unit Warrants (49,295 units)	6/25/2020		-	-	0.0%

					13,137	7,536	6.6%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (7.0% Cash, Due 12/31/22)	12/31/2019	3,500	3,500	3,327	2.9%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (7.0% Cash, Due 12/31/21) (6)	4/13/2020	250	250	238	0.2%

American Clinical Solutions, LLC	Healthcare	Class A Membership Units (6,030,384 units)	4/13/2020		3,198	4,905	4.3%

					6,948	8,470	7.4%

AmeriMark Direct, LLC	Consumer Products	First Lien Debt (12.8% Cash, Due 9/8/21)	9/8/2016	9,270	9,261	9,177	8.1%

					9,261	9,177	8.1%

BigMouth, Inc.	Consumer Products	First Lien Debt (9.0% Cash (1 month LIBOR + 8.5%, 0.5% Floor), Due 11/14/21) (7)	11/14/2016	1,866	1,268	998	0.9%

					1,268	998	0.9%

BLST Operating Company, LLC	Online Merchandise Retailer	Second Lien Debt (10.0% (1 month LIBOR + 8.5%, 1.5% Floor), Due 8/28/25) (8)	8/28/2020	1,953	1,953	1,943	1.7%

BLST Operating Company, LLC	Online Merchandise Retailer	Class A Common Units (217,013 units)	8/28/2020		286	2,699	2.4%

					2,239	4,642	4.1%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)	4/30/2015		5	3,220	2.8%

					5	3,220	2.8%

Chicken Soup for the Soul, LLC	Multi-platform media and consumer products	First Lien Debt (10.0% Cash (1 month LIBOR + 8.5%, 1.5% Floor), Due 2/22/22) (6)	12/14/2018	10,045	10,045	10,045	8.8%

					10,045	10,045	8.8%

Logan Ridge Finance Corporation

Consolidated Schedule of Investments

(in thousands, except for units/shares)

June 30, 2021

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Acquisition Date	Principal Amount	Cost	Fair Value	% of Net Assets
Chief Fire Intermediate, Inc.	Security System Services	First Lien Debt (8.6% Cash (1 month LIBOR + 7.0%, 1.6% Floor), Due 11/8/24) (7)	11/8/2019	$8,100	$8,100	$-	0.0%

Chief Fire Intermediate, Inc.	Security System Services	Class A Preferred Units (34,740 units)	11/8/2019		913	-	0.0%

Chief Fire Intermediate, Inc.	Security System Services	Class B Common Units (3,510 units)	11/8/2019		-	-	0.0%

					9,013	-	0.0%

Corporate Visions, Inc.	Sales & Marketing Services	Second Lien Debt (11.0%, Due 11/29/21) (9)	5/29/2015	19,425	19,425	19,425	17.1%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)	5/29/2015		1,575	2,510	2.2%

					21,000	21,935	19.3%

Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.0% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	6/1/2020	2,601	2,601	2,601	2.3%

Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (8.7% Cash, Due 12/20/23) (10)(11)	12/20/2018	5,676	5,676	5,676	5.0%

Freedom Electronics, LLC	Electronic Machine Repair	Membership Units (181,818 units)	12/20/2018		182	220	0.2%

					8,459	8,497	7.5%

HUMC Opco, LLC	Healthcare	First Lien Debt (9.0% Cash, Due 9/9/21) (6)	8/8/2019	4,833	4,833	4,833	4.2%

					4,833	4,833	4.2%

J5 Infrastructure Partners, LLC	Wireless Deployment Services	First Lien Debt (8.3% Cash (1 month LIBOR + 6.5%, 1.8% Floor), Due 12/20/24) (12)	12/20/2019	-	-	-	0.0%

J5 Infrastructure Partners, LLC	Wireless Deployment Services	First Lien Debt (8.3% Cash (1 month LIBOR + 6.5%, 1.8% Floor), Due 12/20/24)	12/20/2019	5,826	5,826	5,826	5.1%

					5,826	5,826	5.1%

Jurassic Quest Holdings, LLC	Entertainment	First Lien Debt (9.5% Cash (1 month LIBOR + 7.5%, 2.0% Floor), Due 5/1/24)	5/1/2019	8,605	8,605	8,651	7.6%

Jurassic Quest Holdings, LLC	Entertainment	Preferred Units (467,784 units)	5/1/2019		480	1,188	1.0%

					9,085	9,839	8.6%

MicroHoldco, LLC	General Industrial	Preferred Units (740,237 units) (13)	7/25/2019		749	749	0.7%

					749	749	0.7%

Rapid Fire Protection, Inc.	Security System Services	First Lien Debt (5.5% Cash (1 month LIBOR + 3.8%, 1.7% Floor), Due 11/22/24) (14)	6/1/2020	608	608	608	0.6%

Rapid Fire Protection, Inc.	Security System Services	First Lien Debt (8.3% Cash (1 month LIBOR + 6.5%, 1.8% floor), Due 2/28/22)	5/3/2021	3,000	3,000	3,000	2.6%

Rapid Fire Protection, Inc.	Security System Services	First Lien Debt (8.9% Cash, Due 11/22/24) (10)(15)	11/22/2019	4,111	4,111	4,111	3.6%

Rapid Fire Protection, Inc.	Security System Services	Common Stock (363 shares)	11/22/2019		500	5,469	4.8%

					8,219	13,188	11.6%

Seitel, Inc.	Data Services	First Lien Debt (9.3% Cash (3 month LIBOR + 8.3%, 1.0% Floor), 2.0% PIK, Due 3/15/23)	3/15/2019	4,709	4,709	3,720	3.3%

					4,709	3,720	3.3%

Logan Ridge Finance Corporation

Consolidated Schedule of Investments

(in thousands, except for units/shares)

June 30, 2021

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Acquisition Date	Principal Amount	Cost	Fair Value	% of Net Assets
Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (12.8% Cash, Due 9/9/21) (6)(7)	8/21/2018	$11,935	$11,935	$8,763	7.7%

					11,935	8,763	7.7%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)	12/23/2014		758	287	0.3%

					758	287	0.3%

U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (7.0% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	6/1/2020	1,128	1,128	1,120	1.0%

U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (9.3% Cash, Due 12/14/23) (10) (11)	12/14/2018	3,509	3,509	3,479	3.1%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class A Preferred Units (500 Units)	12/14/2018		540	642	0.5%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class C Units (578 Units)	12/14/2018		1	116	0.1%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class D Preferred Units (78 Units)	4/3/2020		78	95	0.1%

					5,256	5,452	4.8%

U.S. Well Services, Inc.	Oil & Gas Services	Class A Common Stock (1,202,499 shares) (16)	11/9/2018		1,244	1,214	1.1%

					1,244	1,214	1.1%

Sub Total Non-control/non-affiliated investments - United States					$143,555	$139,097	122.3%

Affiliate Investments- 71.8%

Affiliate investments - United States

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class B (1,085,073 shares)	5/7/2019		$362	$1,444	1.3%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class A (1,253,198 shares)	7/15/2014		1,504	945	0.8%

					1,866	2,389	2.1%

Eastport Holdings, LLC	Business Services	Second Lien Debt (13.5% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 12/29/21) (6)	1/12/2016	16,500	16,414	16,500	14.5%

Eastport Holdings, LLC	Business Services	Membership Units (22.9% ownership)	1/12/2016		3,263	23,259	20.5%

					19,677	39,759	35.0%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares)	10/14/2011		3,477	4,150	3.7%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)	10/14/2011		2	360	0.3%

					3,479	4,510	4.0%

LJS Partners, LLC	QSR Franchisor	Preferred Units (202,336 units)	8/12/2019		437	783	0.7%

LJS Partners, LLC	QSR Franchisor	Common Membership Units (2,593,234 units)	1/1/2012		1,224	4,944	4.3%

					1,661	5,727	5.0%

Logan Ridge Finance Corporation

Consolidated Schedule of Investments

(in thousands, except for units/shares)

June 30, 2021

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Acquisition Date	Principal Amount	Cost	Fair Value	% of Net Assets
MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12.0% Cash, Due 9/30/21) (6)	10/17/2011	$2,600	$2,600	$2,600	2.3%

MMI Holdings, LLC	Medical Device Distributor	Second Lien Debt (6.0% Cash, Due 9/30/21) (6)	10/17/2011	400	388	400	0.4%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6.0% PIK Dividend) (17)	10/17/2011		1,731	1,850	1.5%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)	10/17/2011		-	80	0.1%

					4,719	4,930	4.3%

Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (9.0% Cash, 2.0% PIK, Due 6/30/23) (6)	2/1/2011	10,640	10,640	10,377	9.1%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares)	2/1/2011		1,000	1,000	0.9%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (60,000 shares)	2/1/2011		-	463	0.4%

					11,640	11,840	10.4%

Nth Degree Investment Group, LLC	Business Services	Membership Units (6,088,000 Units)	12/3/2019		6,088	-	0.0%

					6,088	-	0.0%

RAM Payment, LLC	Financial Services	First Lien Debt (6.5% Cash (1 month LIBOR + 5.0%), 1.5% Floor), Due 1/4/24)	6/1/2020	2,035	2,035	2,035	1.8%

RAM Payment, LLC	Financial Services	First Lien Debt (9.8% Cash, Due 1/4/24) (10)	1/4/2019	5,516	5,516	5,516	4.8%

RAM Payment, LLC	Financial Services	Preferred Units (86,000 units, 8.0% PIK Dividend) (17)	1/4/2019		1,031	3,494	3.1%

					8,582	11,045	9.7%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Second Lien Debt (15.0%, Due 9/12/23) (18)	9/12/2019	3	3	3	0.0%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)	7/31/2017		6,958	955	0.8%

					6,961	958	0.8%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Second Lien Debt (13)	11/21/2016		490	501	0.5%

					490	501	0.5%

Sub Total Affiliate investments - United States					$65,163	$81,659	71.8%

Logan Ridge Finance Corporation

Consolidated Schedule of Investments

(in thousands, except for units/shares)

June 30, 2021

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Acquisition Date	Principal Amount	Cost	Fair Value	% of Net Assets
Control Investments - 6.4%

Control investments - United States

Vology, Inc.	Information Technology	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 12/31/21)	11/25/2019	$3,635	$3,635	$3,635	3.2%

Vology, Inc.	Information Technology	Class A Preferred Units (9,041,810 Units)	11/25/2019		5,215	3,657	3.2%

Vology, Inc.	Information Technology	Membership Units (5,363,982 Units)	11/25/2019		-	-	0.0%

					8,850	7,292	6.4%
			\
Sub Total Control investments - United States					$8,850	$7,292	6.4%

TOTAL INVESTMENTS - 200.5%					$217,568	$228,048	200.5%

(1) All investments valued using unobservable inputs (Level 3), unless otherwise noted.

(2) All investments valued by the Logan Ridge Finance Corporation's (the "Company") board of directors.

(3) All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.

(4) Percentages are based on net assets as of June 30,2021.

(5) The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.

(6) The maturity date of the original investment has been extended.

(7) Non-accrual investment.

(8) 1.0% of interest rate payable in cash. 9.0% of interest rate payable in cash or paid-in-kind at borrower's election. The borrower is currently paying all interest in cash.

(9) 9.0% of interest rate payable in cash. 2.0% of interest rate payable in cash or paid-in-kind at borrower's election. The borrower is currently paying all interest in cash.

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

(18) 15.0% of interest rate payable in cash or paid-in-kind at borrower's election.

Logan Ridge Finance Corporation

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2020

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Acquisition Date	Principal Amount	Cost	Fair Value	% of Net Assets
Non-control/non-affiliated investments - 158.7%

Non-control/non-affiliated investments - United States

3 Bridge Solutions, LLC	IT Consulting	First Lien Debt (13.0% Cash, Due 12/4/22)	12/4/2017	$12,083	$12,083	$12,083	11.1%

3 Bridge Solutions, LLC	IT Consulting	Preferred Units (965 units)	12/4/2017		1,090	1,116	1.0%

3 Bridge Solutions, LLC	IT Consulting	Membership Units (39,000 units)	12/4/2017		10	-	0.0%

					13,183	13,199	12.1%

Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (8.0% Cash, Due 12/18/22)	6/25/2020	7,119	7,119	7,119	6.5%

Alternative Biomedical Solutions, LLC	Healthcare	Series A Preferred Units (13,275 units)	6/25/2020		1,275	1,327	1.2%

Alternative Biomedical Solutions, LLC	Healthcare	Series B Preferred Units (46,160 units)	6/25/2020		3,943	2,898	2.7%

Alternative Biomedical Solutions, LLC	Healthcare	Series C Preferred Units (78,900 units)	6/25/2020		-	-	0.0%

Alternative Biomedical Solutions, LLC	Healthcare	Membership Units (20,092 units)	12/18/2017		800	-	0.0%

Alternative Biomedical Solutions, LLC	Healthcare	Membership Unit Warrants (49,295 units)	6/25/2020		-	-	0.0%

					13,137	11,344	10.4%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (7.0% Cash, Due 12/31/22)	12/31/2019	3,500	3,500	3,474	3.2%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (7.0% Cash, Due 6/30/21) (6)	4/13/2020	250	250	250	0.2%

American Clinical Solutions, LLC	Healthcare	Class A Membership Units (6,030,384 units)	4/13/2020		3,198	3,831	3.5%

					6,948	7,555	6.9%

AmeriMark Direct, LLC	Consumer Products	First Lien Debt (14.0% Cash, 1.3% PIK, Due 9/8/21)	9/8/2016	14,705	14,649	14,649	13.5%

					14,649	14,649	13.5%

BigMouth, Inc.	Consumer Products	First Lien Debt (9.0% Cash (1 month LIBOR + 8.5%, 0.5% Floor), Due 11/14/21) (7)	11/14/2016	1,866	1,268	1,000	0.9%

					1,268	1,000	0.9%

BLST Operating Company, LLC	Online Merchandise Retailer	Second Lien Debt (10.0% (1 month LIBOR + 8.5%, 1.5% Floor), Due 8/28/25) (8)	8/28/2020	1,953	1,953	1,953	1.8%

BLST Operating Company, LLC	Online Merchandise Retailer	Class A Common Units (217,013 units)	8/28/2020		286	300	0.3%

					2,239	2,253	2.1%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)	4/30/2015		5	2,461	2.3%

					5	2,461	2.3%

Chicken Soup for the Soul, LLC	Multi-platform media and consumer products	First Lien Debt (10.0% Cash (1 month LIBOR + 8.5%, 1.5% Floor), Due 2/22/22) (6)	12/14/2018	13,000	13,000	13,000	11.9%

					13,000	13,000	11.9%

Logan Ridge Finance Corporation

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2020

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Acquisition Date	Principal Amount	Cost	Fair Value	% of Net Assets
Chief Fire Intermediate, Inc.	Security System Services	First Lien Debt (8.6% Cash (1 month LIBOR + 7.0%, 1.6% Floor), Due 11/8/24) (7)	11/8/2019	$8,100	$8,100	$5,344	4.9%

Chief Fire Intermediate, Inc.	Security System Services	Class A Preferred Units (34,740 units)	11/8/2019		913	-	0.0%

Chief Fire Intermediate, Inc.	Security System Services	Class B Common Units (3,510 units)	11/8/2019		-	-	0.0%

					9,013	5,344	4.9%

CIS Secure Computing, Inc.	Government Services	First Lien Debt (9.5% Cash (1 month LIBOR + 8.5%, 1.0% Floor), 1.0% PIK, Due 9/14/22)	9/14/2017	8,322	8,322	8,322	7.6%

CIS Secure Computing, Inc.	Government Services	Common Stock (46,163 shares)	9/14/2017		1,000	3,059	2.8%

					9,322	11,381	10.4%

Corporate Visions, Inc.	Sales & Marketing Services	Second Lien Debt (11.0%, Due 11/29/21) (9)	5/29/2015	19,425	19,425	19,425	17.8%

Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)	5/29/2015		1,575	1,522	1.4%

					21,000	20,947	19.2%

Currency Capital, LLC	Financial Services	First Lien Debt (12.5% Cash (1 month LIBOR + 12.0%, 0.5% Floor), 4.0% PIK, Due 7/20/21) (6)(7)(10)	1/20/2017	16,500	16,172	3,750	3.5%

Currency Capital, LLC	Financial Services	Class A Preferred Units (2,000,000 units) (10)	1/20/2017		2,000	-	0.0%

					18,172	3,750	3.5%

Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.0% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	6/1/2020	2,691	2,691	2,691	2.5%

Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (8.7% Cash, Due 12/20/23) (11)(12)	12/20/2018	5,870	5,870	5,870	5.4%

Freedom Electronics, LLC	Electronic Machine Repair	Membership Units (181,818 units)	12/20/2018		182	198	0.2%

					8,743	8,759	8.1%

HUMC Opco, LLC	Healthcare	First Lien Debt (9.0% Cash, Due 1/11/21) (6)	8/8/2019	5,000	5,000	5,000	4.6%

					5,000	5,000	4.6%

J5 Infrastructure Partners, LLC	Wireless Deployment Services	First Lien Debt (8.3% Cash (1 month LIBOR + 6.5%, 1.8% Floor), Due 12/20/24) (13)	12/20/2019	-	-	-	0.0%

J5 Infrastructure Partners, LLC	Wireless Deployment Services	First Lien Debt (8.3% Cash (1 month LIBOR + 6.5%, 1.8% Floor), Due 12/20/24)	12/20/2019	6,948	6,948	6,948	6.4%

					6,948	6,948	6.4%

Jurassic Quest Holdings, LLC	Entertainment	First Lien Debt (9.5% Cash (1 month LIBOR + 7.5%, 2.0% Floor), Due 5/1/24)	5/1/2019	9,665	9,665	9,665	8.9%

Jurassic Quest Holdings, LLC	Entertainment	Preferred Units (467,784 units)	5/1/2019		480	576	0.5%

					10,145	10,241	9.4%

Logan Ridge Finance Corporation

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2020

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Acquisition Date	Principal Amount	Cost	Fair Value	% of Net Assets
MicroHoldco, LLC	General Industrial	Preferred Units (838,042 units) (14)	7/25/2019		$838	$670	0.6%

					838	670	0.6%

Rapid Fire Protection, Inc.	Security System Services	First Lien Debt (5.5% Cash (1 month LIBOR + 3.8%, 1.7% Floor), Due 11/22/24) (15)	6/1/2020	$621	621	621	0.6%

Rapid Fire Protection, Inc.	Security System Services	First Lien Debt (8.9% Cash, Due 11/22/24) (11)(16)	11/22/2019	7,234	7,234	7,234	6.6%

Rapid Fire Protection, Inc.	Security System Services	Common Stock (363 shares)	11/22/2019		500	1,528	1.4%

					8,355	9,383	8.6%

Seitel, Inc.	Data Services	First Lien Debt (9.3% Cash (3 month LIBOR + 8.3%, 1.0% Floor) 2.0% PIK, Due 3/15/23)	3/15/2019	4,662	4,662	3,856	3.5%

					4,662	3,856	3.5%

Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (12.8% Cash, Due 1/11/21) (6)(7)	8/21/2018	11,935	11,935	10,673	9.8%

					11,935	10,673	9.8%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)	12/23/2014		758	758	0.7%

					758	758	0.7%

U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (7.0% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	6/1/2020	1,450	1,450	1,450	1.3%

U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (9.3% Cash, Due 12/14/23) (11) (12)	12/14/2018	4,511	4,511	4,511	4.1%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class A Preferred Units (500 Units)	12/14/2018		540	401	0.4%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class C Units (578 Units)	12/14/2018		1	-	0.0%

U.S. BioTek Laboratories, LLC	Testing laboratories	Class D Preferred Units (78 Units)	4/3/2020		78	87	0.1%

					6,580	6,449	5.9%

U.S. Well Services, Inc.	Oil & Gas Services	Class A Common Stock (1,202,499 shares) (17)	11/9/2018		1,244	493	0.5%

					1,244	493	0.5%

Xirgo Technologies, LLC	Information Technology	Membership Units (600,000 units)	12/1/2016		600	2,735	2.5%

					600	2,735	2.5%

Sub Total Non-control/non-affiliated investments - United States					$187,744	$172,848	158.7%

Affiliate Investments - 85.7%

Affiliate investments - United States

Burgaflex Holdings, LLC	Automobile Part Manufacturer	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	3/23/2018	$13,597	$13,597	$13,597	12.5%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class B (1,085,073 shares)	5/7/2019		362	1,338	1.2%

Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class A (1,253,198 shares)	7/15/2014		1,504	-	0.0%

					15,463	14,935	13.7%

Logan Ridge Finance Corporation

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2020

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Acquisition Date	Principal Amount	Cost	Fair Value	% of Net Assets
City Gear, LLC	Footwear Retail	Membership Unit Warrants (14)	6/28/2012		$-	$2,011	1.8%

					-	2,011	1.8%

Eastport Holdings, LLC	Business Services	Second Lien Debt (13.5% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 12/29/21) (6)	1/12/2016	$16,500	16,329	16,500	15.1%

Eastport Holdings, LLC	Business Services	Membership Units (22.9% ownership)	1/12/2016		3,263	20,294	18.6%

					19,592	36,794	33.7%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares)	10/14/2011		3,477	4,066	3.7%

GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)	10/14/2011		2	146	0.1%

					3,479	4,212	3.8%

LJS Partners, LLC	QSR Franchisor	Preferred Units (189,044 units)	8/12/2019		437	756	0.7%

LJS Partners, LLC	QSR Franchisor	Common Membership Units (2,593,234 units)	1/1/2012		1,224	3,951	3.6%

					1,661	4,707	4.3%

MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12.0% Cash, Due 9/30/21) (6)	10/17/2011	2,600	2,600	2,600	2.4%

MMI Holdings, LLC	Medical Device Distributor	Second Lien Debt (6.0% Cash, Due 9/30/21) (6)	10/17/2011	400	388	400	0.4%

MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6.0% PIK Dividend) (18)	10/17/2011		1,676	1,815	1.7%

MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)	10/17/2011		-	204	0.2%

					4,664	5,019	4.7%

Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (9.0% Cash, 2.0% PIK, Due 6/30/23) (6)	2/1/2011	11,031	11,031	10,882	10.0%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares)	2/1/2011		1,000	986	0.9%

Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (60,000 shares)	2/1/2011		-	-	0.0%

					12,031	11,868	10.9%

Nth Degree Investment Group, LLC	Business Services	Membership Units (6,088,000 Units)	12/3/2019		6,088	-	0.0%

					6,088	-	0.0%

RAM Payment, LLC	Financial Services	First Lien Debt (6.5% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	6/1/2020	2,451	2,451	2,451	2.3%

RAM Payment, LLC	Financial Services	First Lien Debt (9.8% Cash, Due 1/4/24) (11)	1/4/2019	6,646	6,646	6,646	6.1%

RAM Payment, LLC	Financial Services	Preferred Units (86,000 units, 8.0% PIK Dividend) (18)	1/4/2019		997	2,874	2.6%

					10,094	11,971	11.0%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Second Lien Debt (15.0% PIK, Due 9/12/23)	9/12/2019	453	441	441	0.4%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)	7/31/2017		6,958	977	0.9%

					7,399	1,418	1.3%

Logan Ridge Finance Corporation

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2020

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Acquisition Date	Principal Amount	Cost	Fair Value	% of Net Assets
V12 Holdings, Inc.	Data Processing & Digital Marketing	Second Lien Debt (14)	11/21/2016		$490	$490	0.5%

					490	490	0.5%

Sub Total Affiliate investments - United States					$80,961	$93,425	85.7%

Control Investments - 7.7%

Control investments - United States

Vology, Inc.	Information Technology	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 12/31/21)	11/25/2019	$3,732	$3,732	$3,732	3.4%

Vology, Inc.	Information Technology	Class A Preferred Units (9,041,810 Units)	11/25/2019		5,215	4,687	4.3%

Vology, Inc.	Information Technology	Membership Units (5,363,982 Units)	11/25/2019		-	-	0.0%

					8,947	8,419	7.7%

Sub Total Control investments - United States					$8,947	$8,419	7.7%

TOTAL INVESTMENTS - 252.1%					$277,652	$274,692	252.1%

(1) All investments valued using unobservable inputs (Level 3), unless otherwise noted.

(2) All investments valued by the Company's board of directors.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Note 1. Organization

Logan Ridge Finance Corporation (the “Company”, “we”, “us”, and “our”) is an externally managed non-diversified closed-end management investment company incorporated in Maryland that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company commenced operations on May 24, 2013 and completed its initial public offering (“IPO”) on September 30, 2013. The Company is managed by Mount Logan Management LLC (the “Investment Advisor”), an investment adviser that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and BC Partners Management LLC (the “Administrator”) provides the administrative services necessary for the Company to operate. For United States (“U.S.”) federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Company was formed for the purpose of: (i) acquiring, through a series of transactions, an investment portfolio from the following entities: CapitalSouth Partners Fund I Limited Partnership (“Fund I”); CapitalSouth Partners Fund II Limited Partnership (“Fund II”); CapitalSouth Partners Fund III, L.P. (“Fund III Parent”); CapitalSouth Fund III, L.P. (f/k/a CapitalSouth Partners SBIC Fund III, L.P.) (“Fund III”); and CapitalSouth Partners Florida Sidecar Fund I, L.P. (“Florida Sidecar” and, collectively with Fund I, Fund II, Fund III, and Fund III Parent, the “Legacy Funds”); (ii) raising capital in the IPO and (iii) continuing and expanding the business of the Legacy Funds by making additional debt and equity investments in lower middle-market and traditional middle-market companies.

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III, and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III, and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their small business investment company ("SBIC") licenses, continued to hold their existing investments at the time of the IPO and have continued to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share, resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (the “SBA-guaranteed debentures”) and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license.

 The Company has formed, and expects to continue to form, certain consolidated taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for U.S. federal income tax purposes. The Taxable Subsidiaries allow the Company to make equity investments in companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

Capitala Business Lending, LLC (“CBL”), a wholly-owned subsidiary of the Company, was established on October 30, 2020, for the sole purpose of holding certain investments pledged as collateral under a senior secured revolving credit agreement with KeyBank National Association (the “KeyBank Credit Facility”). See Note 8 for more details about the KeyBank Credit Facility. The financial statements of CBL are consolidated with those of Logan Ridge Finance Corporation.

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

Definitive Agreement

On April 20, 2021, Capitala Investment Advisors, LLC (“Capitala”), the Company’s former investment adviser, entered into a definitive agreement (the “Definitive Agreement”) with Mount Logan Management, LLC (“Mount Logan”) and Mount Logan Capital Inc. (“MLC”), both affiliates of BC Partners Advisors L.P. (“BC Partners”) for U.S. regulatory purposes, whereby Mount Logan acquired certain assets related to Capitala’s business of providing investment management services to the Company (the “Transaction”), through which Mount Logan became the Company’s investment adviser pursuant to an investment advisory agreement (the “New Investment Advisory Agreement”) with the Company. At a special meeting of the Company’s stockholders (the “Special Meeting”) held on May 27, 2021, the Company’s stockholders approved the New Advisory Agreement. The transactions contemplated by the Definitive Agreement closed on July 1, 2021 (the “Closing”).

As part of the Transaction, Mount Logan entered into a two-year contractual fee waiver (the “Fee Waiver”) with the Company to waive, to the extent necessary, any capital gains fee under the Advisory Agreement that exceeds what would have been paid to Capitala in the aggregate over such two-year period under the prior advisory agreement.

On the date of the Closing, the Company changed its name from Capitala Finance Corp. to Logan Ridge Finance Corporation and on July 2, 2021, the Company’s common stock began trading on the NASDAQ Global Select Market under the symbol “LRFC.”

On July 1, 2021, in connection with the Closing, the Company’s interested directors, Joseph B. Alala and M. Hunt Broyhill, and the Company’s Independent Directors, Larry W. Carroll, R. Charles Moyer, and H. Paul Chapman, resigned as members of the Board and Ted Goldthorpe, the Chairman and Chief Executive Officer of the Company, along with Alexander Duka, George Grunebaum, and Robert Warshauer, were appointed as members of the Board (the “Logan Ridge Directors”). The Logan Ridge Directors were appointed by the Board to fill the vacancies created by the resignations described above and the Logan Ridge Directors were appointed to the class of directors as determined by the Board in accordance with the Company’s organizational documents. The Company’s stockholders will have the opportunity to vote for each of the Logan Ridge Directors when his class of directors is up for reelection.

All of the Company’s officers resigned at the Closing and the Board appointed Ted Goldthorpe as the Company’s Chief Executive Officer and President, Jason Roos as the Company’s Chief Financial Officer, Treasurer and Secretary, Patrick Schafer as the Company’s Chief Investment Officer and David Held as the Company’s Chief Compliance Officer.

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

The Company’s financial statements as of June 30, 2021 and December 31, 2020 and for the periods ended June 30, 2021 and 2020 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Investment Classification

In accordance with the provisions of the 1940 Act, the Company classifies its investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those investments that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25% of the voting securities of such company and/or has greater than 50% representation on its board or has the power to exercise control over management or policies of such portfolio company. The Company is deemed to be an affiliate of a company in which the Company has invested if it owns 5% or more of the voting securities of such company.

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

Gains and losses on investment sales: Realized gains and losses on investments are recognized using the specific identification method.

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

Deferred Financing Fees

Costs incurred to issue the Company’s debt obligations are capitalized and are amortized over the term of the debt agreements under the effective interest method. Deferred financing fees are presented as a direct deduction from the carrying amount of the corresponding debt liability in the Statement of Assets and Liabilities.

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

Retroactive Adjustments for Reverse Stock Split

The share amount and per share amount of the Company’s common stock in the consolidated financial statements and notes have been retroactively adjusted for the Reverse Stock Split effected on August 21, 2020 for the three and six months ended June 30, 2020. See Note 1 for more information regarding the Reverse Stock Split.

Commitments and Contingencies

As of June 30, 2021 and December 31, 2020, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $4.3 million (Rapid Fire Protection, Inc.), $3.5 million (J5 Infrastructure Partners, LLC), $1.0 million (Freedom Electronics, LLC), and $1.0 million (U.S. BioTek Laboratories, LLC).

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

In management’s opinion, no direct losses with respect to litigation contingencies were probable as of June 30, 2021 and December 31, 2020. Management is of the opinion that the ultimate resolution of such claims, if any, will not materially affect the Company’s business, financial position, results of operations, or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to litigation contingencies.

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

The tax years ended December 31, 2020, 2019, 2018, and 2017 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three and six months ended June 30, 2021 and 2020. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

For U.S. federal income tax purposes, as of June 30, 2021, the aggregate net unrealized depreciation for all securities was $12.9 million. As of June 30, 2021, gross unrealized appreciation was $21.4 million and gross unrealized depreciation was $(34.3) million. The aggregate cost of securities for U.S. federal income tax purposes was $241.0 million as of June 30, 2021. For U.S. federal income tax purposes, as of December 31, 2020, the aggregate net unrealized depreciation for all securities was $(23.4) million. As of December 31, 2020, gross unrealized appreciation was $14.3 million and gross unrealized depreciation was $(37.7) million. The aggregate cost of securities for U.S. federal income tax purposes was $298.1 million as of December 31, 2020.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of June 30, 2021 and December 31, 2020, the Company recorded a net deferred tax asset of zero. For the three and six months ended June 30, 2021 and 2020, the Company recorded a tax provision of zero. As of June 30, 2021 and December 31, 2020, the valuation allowance on the Company’s deferred tax asset was $3.2 million and $4.6 million, respectively. During the three and six months ended June 30, 2021, the Company recognized a decrease in the valuation allowance of $(0.4) million and $(1.4) million, respectively. During the three and six months ended June 30, 2020, the Company recognized an (decrease) increase in the valuation allowance of $(27) thousand and $0.8 million, respectively.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of June 30, 2021 and December 31, 2020, there were no uncertain tax positions.

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

The Company’s operating results and portfolio companies may be negatively impacted by the COVID-19 pandemic. While several countries, as well as certain states, counties and cities in the United States, have currently or in the past relaxed public health restrictions with the view to partially or fully reopening their economies, many cities subsequently experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere, particularly in cities impacted by variants of the COVID-19 virus or with high number of unvaccinated individuals. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues), particularly in cities impacted by variants of the COVID-19 virus or with high numbers of unvaccinated individuals. Additionally, travelers from the United States are restricted from visiting many countries including countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines beginning in December 2020 and a significant portion of the U.S. population have been vaccinated, and it remains unclear how quickly the vaccines will continue to be distributed nationwide and globally, or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. Any delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

This pandemic is having, and any future outbreaks of infectious diseases could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. As of the date of this Quarterly Report on Form 10-Q, it is impossible to determine the scope of this pandemic, or any future outbreaks of infectious diseases, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on the Company and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

Note 3. Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. Management continues to assess the impact that the adoption of this guidance will have on the Company’s financial position, results of operations and cash flows.

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

Note 4. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market and traditional middle-market companies. As of June 30, 2021, our portfolio consisted of investments in 32 portfolio companies with a fair value of approximately $228.0 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of June 30, 2021, 16.3% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2020, 14.5% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the three months ended June 30, 2021, we made approximately $10.0 million of investments and had approximately $33.5 million in repayments and sales, resulting in net repayments and sales of approximately $23.5 million for the period. During the three months ended June 30, 2020, the Company made approximately $12.5 million of investments and had approximately $51.1 million in repayments and sales, resulting in net repayments and sales of approximately $38.6 million for the period.

During the six months ended June 30, 2021, we made approximately $10.0 million of investments and had approximately $63.4 million in repayments and sales, resulting in net repayments and sales of approximately $53.4 million for the period. During the six months ended June 30, 2020, the Company made approximately $20.8 million of investments and had approximately $58.9 million in repayments and sales, resulting in net repayments and sales of approximately $38.1 million for the period.

As of June 30, 2021, the Company’s Board approved the fair value of the Company’s investment portfolio of approximately $228.0 million in good faith in accordance with the Company’s valuation procedures. The Company’s Board approved the fair value of the Company’s investment portfolio as of June 30, 2021 with input from a third-party valuation firm and the Investment Advisor based on information known or knowable as of the valuation date, including trailing and forward looking data. The COVID-19 pandemic is an unprecedented circumstance that materially impacts the fair value of the Company’s investments. As a result, the fair value of the Company’s portfolio investments may be further negatively impacted after June 30, 2021 by circumstances and events that are not yet known.

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

The composition of our investments as of June 30, 2021, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$128,977	59.3%	$115,535	50.7%
Second Lien Debt	38,673	17.8	38,772	17.0
Equity and Warrants	49,918	22.9	73,741	32.3
Total	$217,568	100.0%	$228,048	100.0%

The composition of our investments as of December 31, 2020, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$185,108	66.7%	$167,418	60.9%
Second Lien Debt	39,026	14.0	39,209	14.3
Equity and Warrants	53,518	19.3	68,065	24.8
Total	$277,652	100.0%	$274,692	100.0%

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

The Company employs the valuation policy approved by the Board that is consistent with ASC 820 (see Note 2). Consistent with the Company’s valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading, in determining fair value.

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

The following table presents the fair value measurements of investments, by major class, as of June 30, 2021, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$115,535	$115,535
Second Lien Debt	—	—	38,772	38,772
Equity and Warrants	1,214	—	72,527	73,741
Total	$1,214	$—	$226,834	$228,048

The following table presents fair value measurements of investments, by major class, as of December 31, 2020, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$167,418	$167,418
Second Lien Debt	—	—	39,209	39,209
Equity and Warrants	493	—	67,572	68,065
Total	$493	$—	$274,199	$274,692

 The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2021 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Equity and Warrants	Total
Balance as of December 31, 2020	$167,418	$39,209	$67,572	$274,199
Repayments/sales	(54,357)	(450)	(8,637)	(63,444)
Purchases	10,000	—	—	10,000
Payment-in-kind interest and dividends accrued	204	—	89	293
Accretion of original issue discount	45	98	—	143
Net realized loss (gain) on investments	(12,024)	—	4,948	(7,076)
Net unrealized appreciation (depreciation) on investments	4,249	(85)	8,555	12,719
Balance as of June 30, 2021	$115,535	$38,772	$72,527	$226,834

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2020 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Equity and Warrants	Total
Balance as of December 31, 2019	$231,203	$53,857	$61,568	$346,628
Reclassifications	(7,141)	—	7,141	—
Repayments/sales	(31,513)	(12,000)	(2,259)	(45,772)
Purchases	19,230	—	1,590	20,820
Payment-in-kind interest and dividends accrued	837	159	86	1,082
Accretion of original issue discount	220	218	—	438
Realized gain (loss) on investments	(14,092)	—	2,259	(11,833)
Net unrealized depreciation on investments	(5,134)	(3,949)	(15,603)	(24,686)
Balance as of June 30, 2020	$193,610	$38,285	$54,782	$286,677

The net change in unrealized appreciation (depreciation) on investments held was $5.2 million and $(29.5) million for the six months ended June 30, 2021 and 2020, respectively, and is included in net unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of June 30, 2021 were as follows:

	Fair Value (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average) (2)
First lien debt	$105.8	Income	Required Rate of Return	2.7% – 13.5% (10.1%)

First lien debt	$9.8	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple	5.8x – 5.8x (5.8x)

Second lien debt	$38.7	Income	Required Rate of Return	5.8% – 12.1% (10.7%)

Equity and warrants	$72.5	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple	1.1x – 14.0x (8.0x)
			Revenue Multiple	0.3x – 1.8x (0.9x)

(1)	$1.0 million in first lien debt and $1.2 million in equity and warrants were valued using the asset approach.
(2)	The weighted averages disclosed in the table above were weighted by their relative fair value.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2020 were as follows:

	Fair Value (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average) (2)
First lien debt	$139.1	Income	Required Rate of Return	6.9% – 15.0% (10.5%)

First lien debt	$28.3	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple	4.0x – 4.0x (4.0x)
			Revenue Multiple	0.2x – 4.8x (2.0x)

Second lien debt	$39.2	Income and Asset(1)	Required Rate of Return	6.0% – 13.5% (12.0%)

Equity and warrants	$67.6	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple	6.0x – 21.0x (9.5x)
			Revenue Multiple	0.2x – 1.3x (0.8x)

(1)	$4.8 million in first lien debt, $0.9 million in second lien debt, and $4.4 million in equity and warrants were valued using the asset approach.
(2)	The weighted averages disclosed in the table above were weighted by their relative fair value.

The significant unobservable inputs used in the valuation of the Company’s investments are required rate of return, EBITDA multiples, and revenue multiples. Changes in any of these unobservable inputs could have a significant impact on the Company’s estimate of fair value. An increase (decrease) in the required rate of return will result in a lower (higher) estimate of fair value while an increase (decrease) in EBITDA or revenue multiples will result in a higher (lower) estimate of fair value.

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

On September 3, 2019, CSLF II entered into a senior secured revolving credit facility (the “CSLF II Credit Facility”) with KeyBank Specialty Finance Lending, an affiliate of KeyCorp. The CSLF II Credit Facility provided for borrowings up to $60.0 million, subject to certain borrowing base restrictions. Borrowings under the CSLF II Credit Facility bore interest at a rate of one-month LIBOR + 2.25%. Prior to the termination of the CSLF II Credit Facility, CSLF II incurred unused fees of 0.35% when utilization of the CSLF II Credit Facility exceeded 50% and 0.65% when utilization of the CSLF II Credit Facility was less than 50%. On June 5, 2020, CSLF II terminated the CSLF II Credit Facility and repaid all amounts outstanding. For the three and six months ended June 30, 2020, CSLF II incurred interest and financing expenses of $1.0 million and $1.1 million, respectively.

On September 3, 2019, the Company and Trinity committed to provide $25.0 million of subordinated debt (the “Subordinated Notes”) to CSLF II, with the Company providing $5.0 million and Trinity providing $20.0 million. The Subordinated Notes were scheduled to mature on September 3, 2024, however, the Subordinated Notes were terminated on June 12, 2020. For the three and six months ended June 30, 2020, CSLF II did not incur any interest and financing expenses related to the Subordinated Notes.

Below are the unaudited statements of operations for CSLF II (dollars in thousands):

	For the Three Months Ended	For the Six Months ended
	June 30, 2020	June 30, 2020
INVESTMENT INCOME
Interest income	$229	$650
Fee income	2	5
Total investment income	$231	$655
EXPENSES
Interest and financing expenses	$975	$1,135
General and administrative expenses	93	164
Total expenses	$1,068	$1,299
NET INVESTMENT LOSS	$(837)	$(644)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(837)	$(644)

Note 5. Transactions With Affiliated Companies

During the six months ended June 30, 2021, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2020 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	June 30, 2021 Fair Value
Affiliate investments

Burgaflex Holdings, LLC	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	$-	$152	$13,597	$-	$(13,597)	$-	$-	$-

Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)	-	-	1,338	-	-	-	106	1,444

Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)	-	-	-	-	-	-	945	945

			152	14,935	-	(13,597)	-	1,051	2,389

City Gear, LLC	Membership Unit Warrants	-	-	2,011	-	(2,215)	2,215	(2,011)	-

			-	2,011	-	(2,215)	2,215	(2,011)	-

Eastport Holdings, LLC	Second Lien Debt (13.5% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 12/29/21)	16,500	1,205	16,500	86	-	-	(86)	16,500

Eastport Holdings, LLC	Membership Units (22.9% ownership)	-	-	20,294	-	-	-	2,965	23,259

			1,205	36,794	86	-	-	2,879	39,759

GA Communications, Inc.	Series A-1 Preferred Stock (1,998 shares)	-	-	4,066	-	-	-	84	4,150

GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)	-	-	146	-	-	-	214	360

			-	4,212	-	-	-	298	4,510

LJS Partners, LLC	Preferred Units (202,336 units)	-	-	756	-	-	-	27	783

LJS Partners, LLC	Common Membership Units (2,593,234 units)	-	-	3,951	-	-	-	993	4,944

			-	4,707	-	-	-	1,020	5,727

MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 9/30/21)	2,600	158	2,600	-	-	-	-	2,600

MMI Holdings, LLC	Second Lien Debt (6.0% Cash, Due 9/30/21)	400	12	400	-	-	-	-	400

MMI Holdings, LLC (5)	Preferred Units (1,000 units, 6.0% PIK Dividend)	-	55	1,815	55	-	-	(20)	1,850

MMI Holdings, LLC	Common Membership Units (45 units)	-	-	204	-	-	-	(124)	80

			225	5,019	55	-	-	(144)	4,930

Navis Holdings, Inc.	First Lien Debt (9.0% Cash, 2.0% PIK, Due 6/30/23)	10,640	601	10,882	109	(500)	-	(114)	10,377

Navis Holdings, Inc.	Class A Preferred Stock (1,000 shares)	-	100	986	-	-	-	14	1,000

Navis Holdings, Inc.	Common Stock (60,000 shares)	-	-	-	-	-	-	463	463

			701	11,868	109	(500)	-	363	11,840

Nth Degree Investment Group, LLC	Membership Units (6,088,000 Units)	-	-	-	-	-	-	-	-

			-	-	-	-	-	-	-

RAM Payment, LLC	First Lien Debt (6.5% Cash (1 month LIBOR + 5.0%), 1.5% Floor), Due 1/4/24)	2,035	72	2,451	-	(418)	-	2	2,035

RAM Payment, LLC	First Lien Debt (9.8% Cash, Due 1/4/24)	5,516	295	6,646	-	(1,129)	-	(1)	5,516

RAM Payment, LLC (5)	Preferred Units (86,000 units, 8.0% PIK Dividend)	-	89	2,874	34	-	-	586	3,494

			456	11,971	34	(1,547)	-	587	11,045

Sierra Hamilton Holdings Corporation	Second Lien Debt (15.0%, Due 9/12/23)	3	108	441	12	(450)	-	-	3

Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)	-	-	977	-	-	-	(22)	955

			108	1,418	12	(450)	-	(22)	958

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2020 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	June 30, 2021 Fair Value
V12 Holdings, Inc.	Second Lien Debt	-	-	490	-	-	-	11	501

			-	490	-	-	-	11	501

Total Affiliate investments			2,847	$93,425	$296	$(18,309)	$2,215	$4,032	$81,659

Control investments

Vology, Inc.	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 12/31/21)	$3,635	$196	$3,732	$-	$(97)	$-	$-	3,635

Vology, Inc.	Class A Preferred Units (9,041,810 Units)	-	-	4,687	-	-	-	(1,030)	3,657

Vology, Inc.	Membership Units (5,363,982 Units)	-	-	-	-	-	-	-	-

			196	8,419	-	(97)	-	(1,030)	7,292

Total Control investments			$196	$8,419	$-	$(97)	$-	$(1,030)	$7,292

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

          During the year ended December 31, 2020, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2019 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2020 Fair Value
Affiliate investments

Burgaflex Holdings, LLC	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	$13,597	$1,707	$14,421	$427	$(1,250)	$-	$(1)	$13,597

Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)		-	635	-	-	-	703	1,338

Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)		-	-	-	-	-	-	-

			1,707	15,056	427	(1,250)	-	702	14,935

City Gear, LLC	Membership Unit Warrants		-	3,326	-	(1,341)	1,341	(1,315)	2,011

			-	3,326	-	(1,341)	1,341	(1,315)	2,011

Eastport Holdings, LLC	Second Lien Debt (13.5% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 12/29/21)	16,500	2,498	16,500	173	-	-	(173)	16,500

Eastport Holdings, LLC	Membership Units (22.9% ownership)		-	17,822	-	-	-	2,472	20,294

			2,498	34,322	173	-	-	2,299	36,794

GA Communications, Inc.	Series A-1 Preferred Stock (1,998 shares)		-	3,761	-	-	-	305	4,066

GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)		-	501	-	-	-	(355)	146

			-	4,262	-	-	-	(50)	4,212

LJS Partners, LLC	Preferred Units (189,044 units)		-	372	145	-	-	239	756

LJS Partners, LLC	Common Membership Units (2,593,234 units)		-	1,509	-	-	-	2,442	3,951

			-	1,881	145	-	-	2,681	4,707

MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 9/30/21)	2,600	290	2,600	-	-	-	-	2,600

MMI Holdings, LLC	Second Lien Debt (6.0% Cash, Due 9/30/21)	400	21	400	-	-	-	-	400

MMI Holdings, LLC (5)	Preferred Units (1,000 units, 6.0% PIK Dividend)		-	1,710	104	-	-	1	1,815

MMI Holdings, LLC	Common Membership Units (45 units)		-	194	-	-	-	10	204

			311	4,904	104	-	-	11	5,019

Navis Holdings, Inc.	First Lien Debt (9.0% Cash, 2.0% PIK, Due 6/30/23)	11,031	1,084	10,100	1,875	(944)	-	(149)	10,882

Navis Holdings, Inc.	Class A Preferred Stock (1,000 shares)		25	1,000	-	-	-	(14)	986

Navis Holdings, Inc.	Common Stock (60,000 shares)		-	464	-	-	-	(464)	-

			1,109	11,564	1,875	(944)	-	(627)	11,868

Nth Degree Investment Group, LLC	Membership Units (6,088,000 Units)		-	6,088	-	-	-	(6,088)	-

			-	6,088	-	-	-	(6,088)	-

Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2019 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2020 Fair Value
RAM Payment, LLC	First Lien Debt (6.5% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	$2,451	$113	$-	$3,069	$(618)	$-	$-	$2,451
RAM Payment, LLC	First Lien Debt (9.8% Cash, Due 1/4/24)	6,646	832	9,019	-	(2,372)	-	(1)	6,646
RAM Payment, LLC (5)	Preferred Units (86,000 units, 8.0% PIK Dividend)		-	1,725	69	-	-	1,080	2,874
			945	10,744	3,138	(2,990)	-	1,079	11,971
Sierra Hamilton Holdings Corporation	Second Lien Debt (15.0% PIK, Due 9/12/23)	453	105	748	116	(423)	-	-	441
Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)		-	5,160	-	-	-	(4,183)	977
			105	5,908	116	(423)	-	(4,183)	1,418
V12 Holdings, Inc.	Second Lien Debt	-	-	708	-	(276)	110	(52)	490
			-	708	-	(276)	110	(52)	490
Total Affiliate investments			$6,675	$98,763	$5,978	$(7,224)	$1,451	$(5,543)	$93,425
Control investments
Capitala Senior Loan Fund II, LLC	Second Lien Debt (7.0% Cash (1 month LIBOR + 6.0%), Due 9/3/24)	$-	$-	$-	$-	$-	$-	$-	$-
Capitala Senior Loan Fund II, LLC	Membership Units (80.0% ownership)		-	13,631	-	(13,116)	(484)	(31)	-
			-	13,631	-	(13,116)	(484)	(31)	-
Vology, Inc.	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 12/31/21)	3,732	410	3,877	-	(145)	-	-	3,732
Vology, Inc.	Class A Preferred Units (9,041,810 Units)		-	5,215	-	-	-	(528)	4,687
Vology, Inc.	Membership Units (5,363,982 Units)		-	-	-	-	-	-	-
			410	9,092	-	(145)	-	(528)	8,419
Total Control investments			$410	$22,723	$-	$(13,261)	$(484)	$(559)	$8,419

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

Note 6. Agreements

On September 24, 2013, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Capitala Investment Advisors, LLC, our investment advisor prior to July 1, 2021 which was initially approved by the Board on June 10, 2013. Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect if approved annually by the Board or by a majority of our outstanding voting securities, including, in either case, by a majority of our directors who are not "interested persons" as such term is defined in Section 2(a)(19) of the 1940 Act ("Independent Directors"). The Investment Advisory Agreement was most recently re-approved by the Board, including a majority of our Independent Directors, at a meeting on July 30, 2020. Subject to the overall supervision of the Board, the Investment Advisor manages our day-to-day operations and provides investment advisory and management services to us. Under the terms of the Investment Advisory Agreement, the Investment Advisor:

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

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Advisor that would, when taken together with all other incentive fees paid to the Investment Advisor during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. As of June 30, 2021 and December 31, 2020, the Company had incentive fees payable to the Investment Advisor of zero and $3.7 million related to fees earned in prior years but deferred under the incentive fee deferral mechanism.

For the three months ended June 30, 2021 and 2020, the Company incurred $1.3 million and $1.7 million in base management fees, respectively. The Company did not earn an incentive fee related to pre-incentive fee net investment income for the both three months ended June 30, 2021 and 2020.

For the six months ended June 30, 2021 and 2020, the Company incurred $2.7 million and $3.4 million in base management fees, respectively. The Company did not earn an incentive fee related to pre-incentive fee net investment income for the both six months ended June 30, 2021 and 2020.

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

For the three and six months ended June 30, 2021 and 2020, the Company paid the Administrator $0.4 million and $0.7 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

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

Note 7. Related Party Transactions

As of June 30, 2021 and December 31, 2020, the Company had $0.1 million and $3.8 million of management and incentive fees payable to Capitala. These amounts are reflected in the accompanying consolidated statements of assets and liabilities under the caption “Management and incentive fees payable.”

On June 1, 2020, the Company purchased approximately 50% of the outstanding loans in CSLF II at par as part of the wind-down of the joint venture. The Company paid $8.3 million for the loans and assumed a $3.0 million unfunded commitment related to Rapid Fire Protection, Inc.’s revolving credit facility. On June 12, 2020, the Company wound down CSLF II. See Note 4 for details.

Note 8. Borrowings

SBA-guaranteed Debentures

The Company, through its wholly owned subsidiary Fund III, historically used debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of December 31, 2020, the Company had $91.0 million of SBA-guaranteed debentures outstanding. On June 10, 2021, Fund III repaid all of its remaining SBA-guaranteed debentures. As of December 31, 2020, Fund III had total assets of $186.0 million collateralizing its SBA-guaranteed debentures. On June 10, 2014, the Company received an exemptive order from the SEC exempting the Company, Fund II, and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III.

On March 1, 2019, Fund II repaid its outstanding SBA-guaranteed debentures and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. As a result of the payoff, the Company recorded an extinguishment loss of $0.8 million during the three and six-months ended June 30, 2021, respectively.

As of June 30, 2021, there were no SBA-guaranteed debentures outstanding. The following table summarizes the historical interest expense and annual charges, deferred financing costs, average outstanding balance, and average stated interest and annual charge rate on the SBA-guaranteed debentures for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest expense and annual charges	$405	$1,331	$1,066	$2,662
Deferred financing costs	49	125	188	249
Total interest and financing expenses	$454	$1,456	$1,254	$2,911
Average outstanding balance	$52,275	$150,000	$68,105	$150,000
Average stated interest and annual charge rate	3.10%	3.56%	3.14%	3.56%

As of December 31, 2020, the Company’s issued and outstanding SBA-guaranteed debentures mature (or were scheduled to mature, prior to being repaid, as applicable) as follows (dollars in thousands):

Fixed Maturity Date	Interest Rate	SBA Annual Charge	December 31, 2020
March 1, 2021	4.084%	0.285%	$6,000
March 1, 2022	2.766%	0.285%	10,000
March 1, 2022	2.766%	0.515%	50,000
March 1, 2023	2.351%	0.515%	25,000
			$91,000

2022 Notes

 On May 16, 2017, the Company issued $70.0 million in aggregate principal amount of 6.0% fixed-rate notes due May 31, 2022 (the “2022 Notes”). On May 25, 2017, the Company issued an additional $5.0 million in aggregate principal amount of the 2022 Notes pursuant to a partial exercise of the underwriters’ overallotment option. The 2022 Notes will mature on May 31, 2022 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after May 31, 2019 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. As of June 30, 2021 and December 31, 2020, the Company had $72.8 million in 2022 Notes outstanding.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Notes for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest expense	$1,092	$1,125	$2,185	$2,250
Deferred financing costs	146	143	290	283
Total interest and financing expenses	$1,238	$1,268	$2,475	$2,533
Average outstanding balance	$72,833	$75,000	$72,833	$75,000
Average stated interest rate	6.0%	6.0%	6.0%	6.0%

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

As of June 30, 2021 and December 31, 2020, the Company had $52.1 million in 2022 Convertible Notes outstanding.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Convertible Notes for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest expense	$749	$749	$1,498	$1,498
Deferred financing costs	97	90	191	179
Total interest and financing expenses	$846	$839	$1,689	$1,677
Average outstanding balance	$52,088	$52,088	$52,088	$52,088
Average stated interest rate	5.75%	5.75%	5.75%	5.75%

Bond Repurchase Program

On July 30, 2020, the Board approved a bond repurchase program which authorizes the Company to repurchase up to an aggregate of $10.0 million worth of the Company's outstanding 2022 Notes and/or 2022 Convertible Notes (the "Bond Repurchase Program"). The Bond Repurchase Program will terminate upon the earlier of (i) July 30, 2021 or (ii) the repurchase of an aggregate of $10.0 million worth of 2022 Notes and/or 2022 Convertible Notes. During the three and six months ended June 30, 2021 and 2020, the Company did not purchase any of the 2022 Notes or the 2022 Convertible Notes. The Bond Repurchase Program expired on July 30, 2021 and the Company did not repurchase any additional 2022 Note or 2022 Convertible Notes subsequent to quarter end.

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

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the ING Credit Facility for the three and six months ended June 30, 2020 (dollars in thousands):

	For the Three Months Ended	For the Six Months Ended
	June 30, 2020	June 30, 2020
Interest expense	$—	$—
Deferred financing costs	1,226	1,379
Unused commitment fees	96	211
Total interest and financing expenses	$1,322	$1,590
Average outstanding balance	$—	$—
Average stated interest rate	—%	—%

KeyBank Credit Facility

On October 30, 2020, CBL, a direct, wholly owned, consolidated subsidiary of the Company, entered into the KeyBank Credit Facility, with the Investment Advisor, as collateral manager, the lenders from time to time parties thereto (each a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $25.0 million as of October 30, 2020. CBL may, on any business day prior to October 28, 2022, request an increase in the aggregate principal amount from $25.0 million to $100.0 million in accordance with the terms and in the manner described in the KeyBank Credit Facility. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through October 28, 2022, unless there is an earlier termination or event of default. The KeyBank Credit Facility matures on October 28, 2023, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at one-month LIBOR plus 3.5%, subject to a minimum interest rate of 4.25%. The Company will also pay an unused commitment fee at a rate of 1.75% per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility. As of June 30, 2021, the KeyBank Credit Facility was fully drawn. The KeyBank Credit Facility is secured by the investments and other assets held by CBL, the Company’s wholly owned subsidiary. The KeyBank Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of June 30, 2021, assets pledged to secure the KeyBank Credit Facility had a fair value of $84.3 million.

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the KeyBank Credit Facility for the three and six months ended June 30, 2021 (dollars in thousands):

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Interest expense	$54	$54
Deferred financing costs	48	96
Unused commitment fees	88	197
Total interest and financing expenses	$190	$347
Average outstanding balance	$5,209	$2,619
Average stated interest rate	4.25%	4.25%

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the outstanding principal and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2021, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Outstanding Principal	Fair Value	Level 1	Level 2	Level 3
2022 Notes	$72,833	$73,125	$73,125	$—	$—
2022 Convertible Notes	52,088	53,921	53,921	—	—
KeyBank Credit Facility	25,000	25,000	—	—	25,000
Total	$149,921	$152,046	$127,046	$—	$25,000

  The following table presents the outstanding principal and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2020, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Outstanding Principal	Fair Value	Level 1	Level 2	Level 3
SBA-guaranteed debentures	$91,000	$92,189	$—	$—	$92,189
2022 Notes	72,833	70,503	70,503	—	—
2022 Convertible Notes	52,088	51,233	51,233	—	—
Total	$215,921	$213,925	$121,736	$—	$92,189

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

The estimated fair value of the KeyBank Credit Facility was based on future contractual cash payments discounted at estimated market interest rates for similar debt. The outstanding principal balance on KeyBank Credit Facility approximates fair value.

Note 9. Directors’ Fees

Our Independent Directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three and six months ended June 30, 2021, the Company recognized directors’ fees expense of $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2020, the Company recognized directors’ fees expense of $0.1 million and $0.2 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Other potentially dilutive shares of the Company’s common stock, and the related impact to earnings, are considered when calculating diluted earnings per share. For the three and six months ended June 30, 2021 and 2020, 0.6 million in convertible shares related to the 2022 Convertible Notes were considered anti-dilutive.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the three and six months ended June 30, 2021 and 2020 (dollars in thousands, except share and per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020 (1)	June 30, 2021	June 30, 2020 (1)
Net (decrease) increase in net assets resulting from operations	$(7,554)	$3,100	$4,800	$(39,340)
Weighted average common stock outstanding – basic and diluted(1)	2,711,068	2,711,068	2,711,068	2,707,256
Net (decrease) increase in net assets per share resulting from operations – basic and diluted(1)	$(2.79)	$1.14	$1.77	$(14.53)

(1)	Basic and diluted shares of the Company’s common stock and basic and diluted earnings per share have been adjusted for the three and months ended June 30, 2020 to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

Note 11. Distributions

The Company’s distributions are recorded on the record date. Stockholders have the option to receive payment of the distribution in cash, shares of the Company’s common stock, or a combination of cash and common stock.

The Company’s Board determined not to declare a distribution for the first or second quarter of 2021 due to the impact of the COVID-19 pandemic on the Company’s expected net investment income.

Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the three and six months ended June 30, 2020, total distributions of zero and $4.1 million, respectively, were classified as a return of capital. There were no distributions for the three and six months ended June 30, 2021. Distributions may be subject to reclassification based on future dividends and operating results and will not be determined until the end of the year.

The following table summarizes the Company’s distribution declarations for the six months ended June 30, 2020 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share(1)	Cash Distribution	DRIP Shares Issued(1)	DRIP Share Value
January 2, 2020	January 24, 2020	January 30, 2020	$0.50	$1,231	2,432	$119
January 2, 2020	February 20, 2020	February 27, 2020	0.50	1,228	2,760	122
January 2, 2020	March 23, 2020	March 30, 2020	0.50	1,259	5,261	94
Total Distributions Declared and Distributed			$1.50	$3,718	10,453	$335

(1)	Shares and amount per share have been adjusted for the three and six months ended June 30, 2020 to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2021 and 2020 (dollars in thousands, except share and per share data):

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Per share data(1):
Net asset value at beginning of period	$40.19	$54.84
Net investment loss(2)	(0.28)	(0.23)
Net realized loss on investments(2)	(2.61)	(4.55)
Net unrealized appreciation (depreciation) on investments(2)	4.96	(9.75)
Net realized loss on extinguishment of debt(2)	(0.30)	—
Distributions – return of capital(3)	—	(1.50)
Other(4)	—	(0.06)
Net asset value at end of period	$41.96	$38.75
Net assets at end of period	$113,747	$105,055
Shares outstanding at end of period	2,711,068	2,711,068
Per share market value at end of period	$24.55	$15.78
Total return based on market value(5)	70.37%	(68.36)%
Ratio/Supplemental data:
Ratio of net investment loss to average net assets(6)	(1.32)%	(1.06)%
Ratio of interest and financing expenses to average net assets(6)	10.14%	14.80%
Ratio of other operating expenses to average net assets(6)	8.71%	10.16%
Ratio of total expenses to average net assets(6)	18.85%	24.96%
Portfolio turnover rate(7)	3.94%	6.43%
Average debt outstanding(8)	$195,644	$277,088
Average debt outstanding per common share	$72.17	$102.21
Asset coverage ratio per unit(9)	$1,759	$1,827

(1)	Shares and per share data has been adjusted for the six months ended June 30, 2020 to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

(2)	Based on daily weighted average balance of shares of the Company’s common stock outstanding during the period.

(3)	Distributions may be subject to reclassification based on future dividends and operating results and will not be determined until the end of the year.

(4)	Includes the impact of different share amounts used in calculating per share data based on weighted average shares of the Company’s common stock outstanding during the period and certain per share data based on shares of the Company’s common stock outstanding as of a period end or transaction date. Also includes the impact of shares of the Company’s common stock issued under the Company’s DRIP.

(5)	Total investment return is calculated assuming a purchase of shares of the Company’s common stock at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.

(6)	Ratio is annualized.

(7)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value. Portfolio turnover rates that cover less than a full period are not annualized.

(8)	Based on the daily weighted average balance of debt outstanding during the period.

(9)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of June 30, 2020 pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

Note 13. Subsequent Events

On April 20, 2021, Capitala entered into a definitive agreement with Mount Logan and MLC, both affiliates of BC Partners for U.S. regulatory purposes, whereby Mount Logan acquired certain assets related to Capitala's business of providing investment management services to the Company, through which Mount Logan became the Company's investment adviser pursuant to the New Advisory Agreement with the Company. At the Special Meeting held on May 27, 2021, the Company's stockholders approved the New Advisory Agreement. The transactions contemplated by the Definitive Agreement closed on July 1, 2021.

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no other subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of June 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.

Except as otherwise specified, references to “we,” “us,” “our,” “Logan Ridge,” or the “Company”, refer to Logan Ridge Finance Corporation.

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

Overview

We are a Maryland corporation that has elected to be regulated as a business development company (‘‘BDC’’) under the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We are managed by Mount Logan Management LLC (the ‘‘Investment Advisor’’), and BC Partners Management LLC (the ‘‘Administrator’’) provides the administrative services necessary for us to operate.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally must invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150%, if certain requirements are met, after such borrowing, with certain limited exceptions. As of June 30, 2021, our asset coverage ratio was 175.9%. To maintain our regulated investment company (“RIC”) status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

Corporate History

We commenced operations on May 24, 2013 and completed our initial public offering (“IPO”) on September 30, 2013. The Company was formed for the purpose of (i) acquiring, through a series of transactions, an investment portfolio from the following entities: CapitalSouth Partners Fund I Limited Partnership (“Fund I”); CapitalSouth Partners Fund II Limited Partnership (“Fund II”); CapitalSouth Partners Fund III, L.P. (“Fund III Parent”); CapitalSouth Fund III, L.P. (f/k/a CapitalSouth Partners SBIC Fund III, L.P.) (“Fund III”) and CapitalSouth Partners Florida Sidecar Fund I, L.P. (“Florida Sidecar” and, collectively with Fund I, Fund II, Fund III and Fund III Parent, the “Legacy Funds”); (ii) raising capital in the IPO and (iii) continuing and expanding the business of the Legacy Funds by making additional debt and equity investments in lower middle-market and traditional middle-market companies.

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III, and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III, and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their small business investment company (“SBIC”) licenses issued by the U.S. Small Business Administration (“SBA”), and continued to hold their existing investments at the time of IPO and have continued to make new investments after the IPO. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (“SBA-guaranteed debentures”) and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license.

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

Capitala Business Lending, LLC (“CBL”), a wholly-owned subsidiary of ours, was established on October 30, 2020, for the sole purpose of holding certain investments pledged as collateral under a senior secured revolving credit agreement with KeyBank National Association (the “KeyBank Credit Facility”). See “Financial Condition, Liquidity and Capital Resources” for more details. The financial statements of CBL are consolidated with those of Logan Ridge Finance Corporation.

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

Retroactive Adjustments for Reverse Stock Split

The share amount and per share amount of our common stock in the consolidated financial statements and notes have been retroactively adjusted for the Reverse Stock Split effected on August 21, 2020 for the three and six months ended June 30, 2020. See Note 1 for more information regarding the Reverse Stock Split.

Definitive Agreement

On April 20, 2021, Capitala Investment Advisors, LLC (“Capitala”), the Company’s former investment adviser, entered into a definitive agreement (the “Definitive Agreement”) with Mount Logan Management, LLC (“Mount Logan”) and Mount Logan Capital Inc. (“MLC”), both affiliates of BC Partners Advisors L.P. (“BC Partners”) for U.S. regulatory purposes, whereby Mount Logan acquired certain assets related to Capitala’s business of providing investment management services to the Company (the “Transaction”), through which Mount Logan became the Company’s investment adviser pursuant to an investment advisory agreement (the “New Investment Advisory Agreement”) with the Company. At a special meeting of the Company’s stockholders (the “Special Meeting”) held on May 27, 2021, the Company’s stockholders approved the New Advisory Agreement. The transactions contemplated by the Definitive Agreement closed on July 1, 2021 (the “Closing”).

As part of the Transaction, Mount Logan entered into a two-year contractual fee waiver (the “Fee Waiver”) with the Company to waive, to the extent necessary, any capital gains fee under the Advisory Agreement that exceeds what would have been paid to Capitala in the aggregate over such two-year period under the prior advisory agreement.

On the date of the Closing, the Company changed its name from Capitala Finance Corp. to Logan Ridge Finance Corporation and on July 2, 2021, the Company’s common stock began trading on the NASDAQ Global Select Market under the symbol “LRFC.”

On July 1, 2021, in connection with the Closing, the Company’s interested directors, Joseph B. Alala and M. Hunt Broyhill, and the Company’s Independent Directors, Larry W. Carroll, R. Charles Moyer, and H. Paul Chapman, resigned as members of the Board and Ted Goldthorpe, the Chairman and Chief Executive Officer of the Company, along with Alexander Duka, George Grunebaum, and Robert Warshauer, were appointed as members of the Board (the “Logan Ridge Directors”). The Logan Ridge Directors were appointed by the Board to fill the vacancies created by the resignations described above and the Logan Ridge Directors were appointed to the class of directors as determined by the Board in accordance with the Company’s organizational documents. The Company’s stockholders will have the opportunity to vote for each of the Logan Ridge Directors when his class of directors is up for reelection.

All of the Company’s officers resigned at the Closing and the Board appointed Ted Goldthorpe as the Company’s Chief Executive Officer and President, Jason Roos as the Company’s Chief Financial Officer, Treasurer and Secretary, Patrick Schafer as the Company’s Chief Investment Officer and David Held as the Company’s Chief Compliance Officer.

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

The Company’s financial statements as of June 30, 2021 and December 31, 2020 and for the periods ended June 30, 2021 and 2020 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

The tax years ended December 31, 2020, 2019, 2018, and 2017 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the periods ended June 30, 2021 and 2020. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of June 30, 2021, and December 31, 2020, the Company recorded a net deferred tax asset of zero. For the three and six months ended June 30, 2021 and 2020, the Company recorded a deferred tax provision of zero. As of June 30, 2021 and December 31, 2020, the valuation allowance on the Company’s deferred tax asset was $3.2 million and $4.6 million, respectively. During the three and six months ended June 30, 2021, the Company recognized a decrease in the valuation allowance of $(0.4) million and $(1.4) million, respectively. During the three and six months ended June 30, 2020, the Company recognized an (decrease) increase in the valuation allowance of $(27) thousand and $0.8 million, respectively.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s U.S. federal income tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of June 30, 2021 and December 31, 2020, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of June 30, 2021 and December 31, 2020. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

Portfolio and Investment Activity

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests primarily in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market companies and traditional middle-market companies. As of June 30, 2021, our portfolio consisted of investments in 32 portfolio companies with a fair value of approximately $228.0 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of June 30, 2021, 16.3% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2020, 14.5% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the three months ended June 30, 2021, we made approximately $10.0 million of investments and had approximately $33.5 million in repayments and sales, resulting in net repayments and sales of approximately $23.5 million for the period. During the three months ended June 30, 2020, we made approximately $12.5 million of investments and had approximately $51.1 million in repayments and sales, resulting in net repayments and sales of approximately $38.6 million for the period.

During the six months ended June 30, 2021, we made approximately $10.0 million of investments and had approximately $63.4 million in repayments and sales, resulting in net repayments and sales of approximately $53.4 million for the period. During the six months ended June 30, 2020, we made approximately $20.8 million of investments and had approximately $58.9 million in repayments and sales, resulting in net repayments and sales of approximately $38.1 million for the period.

As of June 30, 2021, our debt investment portfolio, which represented 67.7% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 9.9%. As of June 30, 2021, 48.5% of the fair value of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2020, our debt investment portfolio, which represented 75.2% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 10.0%. As of December 31, 2020, 48.9% of the fair value of our debt investment portfolio was bearing a fixed rate of interest.

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

As of June 30, 2021, the Board approved the fair value of our investment portfolio of approximately $228.0 million in good faith in accordance with our valuation procedures. The Board approved the fair value of our investment portfolio as of June 30, 2021 with input from a third-party valuation firm and the Investment Advisor based on information known or knowable as of the valuation date, including trailing and forward-looking data. The COVID-19 pandemic is an unprecedented circumstance that materially impacts the fair value of our investments. As a result, the fair value of our portfolio investments may be further negatively impacted after June 30, 2021 by circumstances and events that are not yet known.

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

As of June 30, 2021, we had debt investments in three portfolio companies on non-accrual status with an aggregate amortized cost of $21.3 million and an aggregate fair value of $9.8 million, which represented 9.8% and 4.3% of the investment portfolio, respectively. As of December 31, 2020, we had debt investments in four portfolio companies on non-accrual status with aggregate amortized cost of $37.5 million and an aggregate fair value of $20.8 million, which represented 13.5% and 7.6% of the investment portfolio, respectively.

The following table summarizes the amortized cost and the fair value of investments as of June 30, 2021 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$128,977	59.3%	$115,535	50.7%
Second Lien Debt	38,673	17.8	38,772	17.0
Equity and Warrants	49,918	22.9	73,741	32.3
Total	$217,568	100.0%	$228,048	100.0%

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2020 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$185,108	66.7%	$167,418	60.9%
Second Lien Debt	39,026	14.0	39,209	14.3
Equity and Warrants	53,518	19.3	68,065	24.8
Total	$277,652	100.0%	$274,692	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021		December 31, 2020
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$39,759	17.5%	$36,794	13.4%
Sales & Marketing Services	21,935	9.6	20,947	7.6
Healthcare	20,838	9.1	23,899	8.7
Security System Services	13,188	5.8	14,727	5.4
Textile Equipment Manufacturer	11,840	5.2	11,868	4.3
Financial Services	11,045	4.8	15,721	5.7
IT Consulting	10,706	4.7	13,199	4.8
Consumer Products	10,175	4.5	15,649	5.7
Multi-platform media and consumer products	10,045	4.5	13,000	4.7
Entertainment	9,839	4.3	10,241	3.7
Healthcare Management	8,763	3.8	10,673	3.9
Electronic Machine Repair	8,497	3.7	8,759	3.2
Information Technology	7,292	3.2	11,154	4.1
Wireless Deployment Services	5,826	2.6	6,948	2.5
QSR Franchisor	5,727	2.5	4,707	1.7
Testing laboratories	5,451	2.5	6,449	2.4
Medical Device Distributor	4,930	2.2	5,019	1.8
Online Merchandise Retailer	4,642	2.0	2,253	0.8
Advertising & Marketing Services	4,510	2.0	4,212	1.5
Data Services	3,720	1.6	3,856	1.4
Home Repair Parts Manufacturer	3,220	1.4	2,461	0.9
Automobile Part Manufacturer	2,390	1.0	14,935	5.5
Oil & Gas Services	1,215	0.5	493	0.2
Oil & Gas Engineering and Consulting Services	958	0.4	1,418	0.5
General Industrial	749	0.3	670	0.3
Data Processing & Digital Marketing	501	0.2	490	0.2
Household Product Manufacturer	287	0.1	758	0.3
Footwear Retail	—	—	2,011	0.7
Government Services	—	—	11,381	4.1
Total	$228,048	100.0%	$274,692	100.0%

All investments made by the Company as of June 30, 2021 and December 31, 2020 were made in portfolio companies located in the U.S. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic region at fair value as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021		December 31, 2020
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
South	$125,336	55.0%	$140,048	51.0%
West	46,400	20.3	50,212	18.3
Midwest	30,423	13.3	48,255	17.6
Northeast	25,889	11.4	36,177	13.1
Total	$228,048	100.0%	$274,692	100.0%

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

On September 3, 2019, CSLF II entered into a senior secured revolving credit facility (the “CSLF II Credit Facility”) with KeyBank Specialty Finance Lending, an affiliate of KeyCorp. The CSLF II Credit Facility provided for borrowings up to $60.0 million, subject to certain borrowing base restrictions. Borrowings under the CSLF II Credit Facility bore interest at a rate of one-month LIBOR + 2.25%. Prior to the termination of the CSLF II Credit Facility, CSLF II incurred unused fees of 0.35% when utilization of the CSLF II Credit Facility exceeded 50% and 0.65% when utilization of the CSLF II Credit Facility was less than 50%. On June 5, 2020, CSLF II terminated the CSLF II Credit Facility and repaid all amounts outstanding. For the three and six months ended June 30, 2020, CSLF II incurred interest and financing expenses of $1.0 million and $1.1 million, respectively.

On September 3, 2019, the Company and Trinity committed to provide $25.0 million of subordinated debt (the “Subordinated Notes”) to CSLF II, with the Company providing $5.0 million and Trinity providing $20.0 million. The Subordinated Notes were scheduled to mature on September 3, 2024, however, the Subordinated Notes were terminated on June 12, 2020. For the three and six months ended June 30, 2020, CSLF II did not incur any interest and financing expenses related to the Subordinated Notes.

Below are the unaudited statements of operations for CSLF II (dollars in thousands):

	For the Three Months Ended	For the Six Months ended
	June 30, 2020	June 30, 2020
INVESTMENT INCOME
Interest income	$229	$650
Fee income	2	5
Total investment income	$231	$655
EXPENSES
Interest and financing expenses	$975	$1,135
General and administrative expenses	93	164
Total expenses	$1,068	$1,299
NET INVESTMENT LOSS	$(837)	$(644)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(837)	$(644)

Results of Operations

Operating results for the three and six months ended June 30, 2021 and 2020 were as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Total investment income	$5,044	$6,999	$9,970	$14,073
Total expenses	5,010	7,608	10,719	14,695
Net investment income (loss)	34	(609)	(749)	(622)
Net realized gain (loss) on investments	6,947	(13,285)	(7,076)	(12,317)
Net unrealized (depreciation) appreciation on investments	(13,720)	16,994	13,440	(26,401)
Net realized loss on extinguishment of debt	(815)	—	(815)	—
Net (decrease) increase in net assets resulting from operations	$(7,554)	$3,100	$4,800	$(39,340)

Investment income

The composition of our investment income for the three and six months ended June 30, 2021 and 2020 was as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest income	$4,127	$6,337	$8,718	$12,507
Fee income	232	91	241	410
Payment-in-kind interest and dividend income	123	566	293	1,082
Dividend income	560	—	715	25
Interest income from cash and cash equivalents	2	5	3	49
Total investment income	$5,044	$6,999	$9,970	$14,073

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

For the three months ended June 30, 2021, total investment income decreased by $2.0 million, or 27.9%, compared to the three months ended June 30, 2020. The decrease from the prior period was driven by a decrease in interest income from $6.3 million for the three months ended June 30, 2020 to $4.1 million for the three months ended June 30, 2021. The decline in interest income is primarily due to lower average outstanding debt investments for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. PIK income declined from $0.6 million for the three months ended June 30, 2020 to $0.1 million for the three months ended June 30, 2021. The decrease in PIK income was due to a decline in investments with a contractual PIK rate. For the three months ended June 30, 2021, we generated $174 thousand in origination fees from new deployments and $58 thousand in other fees. Comparatively, for the three months ended June 30, 2020, we generated $24 thousand in origination fees from new deployments and $67 thousand in other fees. Dividend income increased from zero for the three months ended June 30, 2020 to $0.6 million for the three months ended June 30, 2021, primarily due to non-recurring dividends received from portfolio companies during the three months ended June 30, 2021.

For the six months ended June 30, 2021, total investment income decreased by $4.1 million, or 29.2%, compared to the six months ended June 30, 2020. The decrease from the prior period was driven by a decrease in interest income from $12.5 million for the six months ended June 30, 2020 to $8.7 million for the six months ended June 30, 2021. The decline in interest income is primarily due to lower average outstanding debt investments for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. PIK income declined from $1.1 million for the six months ended June 30, 2020 to $0.3 million for the six months ended June 30, 2021. The decrease in PIK income was due to a decline in investments with a contractual PIK rate. For the six months ended June 30, 2021, we generated $174 thousand in origination fees from new deployments and $67 thousand in other fees. Comparatively, for the six months ended June 30, 2020, we generated $0.2 million in origination fees from new deployments and $0.2 million in other fees. Dividend income increased from $25 thousand for the three months ended June 30, 2020 to $0.7 million for the six months ended June 30, 2021, primarily due to non-recurring dividends received from portfolio companies during the six months ended June 30, 2021.

Operating expenses

The composition of our expenses for the three and six months ended June 30, 2021 and 2020 was as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest and financing expenses	$2,728	$4,885	$5,765	$8,711
Base management fee	1,272	1,666	2,670	3,423
Administrative service fees	350	350	700	700
General and administrative expenses	660	707	1,584	1,861
Total expenses	$5,010	$7,608	$10,719	$14,695

For the three months ended June 30, 2021, operating expenses decreased by $2.6 million, or 34.1%, compared to the three months ended June 30, 2020. Interest and financing expenses decreased from $4.9 million for the three months ended June 30, 2020 to $2.7 million for the three months ended June 30, 2021 due primarily to lower average outstanding debt during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Base management fees declined from $1.7 million for the three months ended June 30, 2020 to $1.3 million for the three months ended June 30, 2021, due to lower average assets under management.

For the six months ended June 30, 2021, operating expenses decreased by $4.0 million, or 27.1%, compared to the six months ended June 30, 2020. Interest and financing expenses decreased from $8.7 million for the six months ended June 30, 2020 to $5.8 million for the six months ended June 30, 2021 due primarily to lower average outstanding debt during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Base management fees declined from $3.4 million for the six months ended June 30, 2020 to $2.7 million for the six months ended June 30, 2021, due to lower average assets under management. General and administrative expenses decreased from $1.9 million for the six months ended June 30, 2020 to $1.6 million for the six months ended June 30, 2021 primarily due to lower legal expenses during the six months ended June 30, 2021.

Net realized gain (loss) on sales of investments

During the three and six months ended June 30, 2021, we recognized $6.9 million and $(7.1) million of net realized gain (loss) on our portfolio investments, respectively. During the three and six months ended June 30, 2020 we recognized $(13.3) million and $(12.3) million of net realized losses on our portfolio investments, respectively.

Net unrealized appreciation (depreciation) on investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three and six months ended June 30, 2021, we had $(13.7) million and $13.4 million of net unrealized (depreciation) appreciation on investments, respectively. For the three and six months ended June 30, 2020, we had net unrealized appreciation (depreciation) of $17.0 million and $(26.4) million, respectively.

Changes in net assets resulting from operations

For the three and six months ended June 30, 2021, we recorded a net (decrease) increase in net assets resulting from operations of $(7.6) million and $4.8 million, respectively. Based on the weighted average shares of common stock outstanding for the three and six months June 30, 2021, our per share net (decrease) increase in net assets resulting from operations was $(2.79) and $1.77, respectively.

For the three and six months ended June 30, 2020, we recorded a net increase (decrease) in net assets resulting from operations of $3.1 million and $(39.3) million, respectively. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2020, our per share net increase (decrease) in net assets resulting from operations was $1.14 and $(14.53), respectively. Per data share has been adjusted for the three and six months ended June 30, 2020 to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis.

Financial Condition, Liquidity and Capital Resources

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our stockholders, and repay indebtedness.

Since our IPO, we have raised approximately $136.0 million in net proceeds from equity offerings through June 30, 2021.

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

KeyBank Credit Facility

On October 30, 2020, CBL, a direct, wholly owned, consolidated subsidiary of the Company, entered into the KeyBank Credit Facility with the Investment Advisor, as collateral manager, the lenders from time to time parties thereto (each a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $25.0 million as of October 30, 2020. CBL may, on any business day prior to October 28, 2022, request an increase in the aggregate principal amount from $25.0 million to $100.0 million in accordance with the terms and in the manner described in the KeyBank Credit Facility. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through October 28, 2022, unless there is an earlier termination or event of default. The KeyBank Credit Facility matures on October 28, 2023, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at one- month LIBOR plus 3.5%. The KeyBank Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of June 30, 2021, the KeyBank Credit Facility was fully drawn.

2022 Notes

On May 16, 2017, we issued $70.0 million in aggregate principal amount of 6.0% fixed-rate notes due May 31, 2022 (the “2022 Notes”). On May 25, 2017, we issued an additional $5.0 million in aggregate principal amount of the 2022 Notes pursuant to a partial exercise of the underwriters’ overallotment option. The 2022 Notes will mature on May 31, 2022 and may be redeemed in whole or in part at any time or from time to time at our option on or after May 31, 2019 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2022 Notes is payable quarterly. The 2022 Notes are listed on the NASDAQ Global Select Market under the trading symbol “CPTAL” with a par value of $25.00 per share. As of June 30, 2021, the Company had approximately $72.8 million in aggregate principal amount of 2022 Notes outstanding.

2022 Convertible Notes

On May 26, 2017, we issued $50.0 million in aggregate principal amount of 5.75% fixed-rate convertible notes due May 31, 2022 (the “2022 Convertible Notes”). On June 26, 2017, we issued an additional $2.1 million in aggregate principal amount of the 2022 Convertible Notes pursuant to a partial exercise of the underwriters’ overallotment option. Interest on the 2022 Convertible Notes is payable quarterly. The 2022 Convertible Notes are listed on the NASDAQ Capital Market under the trading symbol “CPTAG” with a par value of $25.00 per share. As of June 30, 2021, the Company had approximately $52.1 million in aggregate principal amount of 2022 Convertible Notes outstanding.

Bond Repurchase Program

On July 30, 2020, the Board approved a bond repurchase program which authorizes the Company to repurchase up to an aggregate of $10.0 million worth of the Company's outstanding 2022 Notes and/or 2022 Convertible Notes (the "Bond Repurchase Program"). The Bond Repurchase Program will terminate upon the earlier of (i) July 30, 2021 or (ii) the repurchase of an aggregate of $10.0 million worth of 2022 Notes and/or 2022 Convertible Notes. During the three and six months ended June 30, 2021, the Company did not purchase any of the 2022 Notes or the Convertible Notes.

ATM Program

On December 31, 2019, we entered into an open market sale agreementSM with Jefferies LLC pursuant to which we may issue and sell up to $50.0 million in aggregate amount of shares of our common stock in amounts, and at times, to be determined by us (the “ATM Program”). Actual sales in this ATM Program will depend on a variety of factors to be determined by us including market conditions, the trading price of our common stock and determinations by us of the appropriate sources of funding. We may issue shares of our common stock at a price below the then current NAV per share pursuant to the ATM Program. There were no sales of shares of our common stock under the ATM Program during the three and six months ended June 30, 2021 and 2020.

Asset Coverage Ratio

We are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150% if certain requirements are met, after such borrowing, with certain limited exceptions. As of June 30, 2021, our asset coverage ratio was 175.9%. If our asset coverage ratio falls below 150% due a decline in the fair market of our portfolio, including as the result of the economic impact caused by the COVID-19 pandemic, we may be limited in our ability to raise additional debt.

Cash and Cash Equivalents

As of June 30, 2021, we had $26.1 million in cash and cash equivalents, and our net assets totaled $113.7 million.

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

A summary of our significant contractual payment obligations as of June 30, 2021 are as follows (dollars in thousands):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
2022 Notes	72,833	—	—	—	72,833
2022 Convertible Notes	52,088	—	—	—	52,088
KeyBank Credit Facility	—	25,000	—	—	25,000
Total Contractual Obligations	$124,921	$25,000	$—	$—	$149,921

Distributions

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we timely distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. We made quarterly distributions to our stockholders for the first four full quarters subsequent to our IPO. To the extent we had income available, we made monthly distributions to our stockholders from October 30, 2014 until March 30, 2020. As announced on April 1, 2020, distributions, if any, will be made on a quarterly basis effective during the second quarter of 2020. Our stockholder distributions, if any, will be determined by our Board on a quarterly basis. Any distributions to our stockholders will be declared out of assets legally available for distribution. The Company’s Board determined not to declare a distribution for the first or second quarter of 2021 due to the impact of the COVID-19 pandemic on the Company’s expected net investment income.

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

The following tables summarize our distributions declared from January 1, 2019 through June 30, 2021:

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

Related Parties

On July 1, 2021, we entered into the New Advisory Agreement with the Investment Advisor. The Advisory Agreement was not in effect during the quarter ended June 30, 2021.

On October 23, 2018, the SEC issued an order granting an application for exemptive relief to an affiliate of the Investment Advisor that allows BDCs managed by the Investment Advisor, including the Company, to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Investment Advisor or its affiliates, including BCP Special Opportunities Fund I LP, BC Partners Lending Corporation and any future funds that are advised by the Investment Advisor or its affiliated investment advisers.

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

Prior to July 1, 2021, we were party to an administration agreement with our then administrator, Capitala Advisors Corp. As administrator, Capitala Advisors Corp. provided us with the office facilities and administrative services necessary to conduct our day-to-day operations. On July 1, 2021, we entered into a new Administration Agreement with our current Administrator, BC Partners Management LLC. Pursuant to the terms of the Administration Agreement, our Administrator provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. The Administration Agreement was not in effect during the quarter ended June 30, 2021.

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $4.3 million (Rapid Fire Protection, Inc), $3.5 million (J5 Infrastructure Partners, LLC), $1.0 million (Freedom Electronics, LLC), and $1.0 million (U.S. BioTek Laboratories, LLC).

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts subject to the requirements of the 1940 Act. For the six months ended June 30, 2021, we did not engage in hedging activities.

As of June 30, 2021, we held 19 securities bearing a variable rate of interest. Our variable rate investments represent approximately 51.5% of the fair value of total debt investments. As of June 30, 2021, 100.0% of variable rate securities were yielding interest at a rate equal to the established interest rate floor. As of June 30, 2021, we had $25.0 million outstanding on our KeyBank Credit Facility, which has a variable rate of interest at one-month LIBOR + 3.5%. Our KeyBank Credit Facility is subject to an interest rate floor such that the minimum interest rate is 4.25%. As of June 30, 2021, all of our other interest paying liabilities, consisting of $72.8 million in 2022 Notes, and $52.1 million in 2022 Convertible Notes, were bearing interest at a fixed rate.

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

Based on our June 30, 2021 consolidated statement of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$1,331	$(596)	$735
Up 200 basis points	$525	$(342)	$183
Up 100 basis points	$115	$(89)	$26
Down 100 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 300 basis points	$—	$—	$—

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Annual Report on Form 10-K”), which could materially affect our business, financial condition and/or operating results. The risks described in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the risk factors below, during the six months ended June 30, 2021, there have been no material changes from the risk factors set forth in the Annual Report on Form 10-K.

There may be conflicts of interest related to obligations that our new Investment Advisor’s senior management and investment team has to other clients.

We are now advised by Mount Logan Management LLC, our Investment Advisor. We rely, in part, on the Investment Advisor to assist with identifying and executing upon investment opportunities and on our Board to review and approve the terms of our participation in co-investment transactions with the Investment Advisor and its affiliates. The Investment Advisor and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Investment Advisor, its affiliates and their officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other business activities of the Investment Advisor and its affiliates in a manner that the Investment Advisor deems necessary and appropriate.

An affiliate of the Investment Advisor manages BC Partners Lending Corporation and Portman Ridge Finance Corporation, each of which is a BDC that invests primarily in debt and equity of privately-held middle-market companies, similar to our targets for investment. Therefore, there may be certain investment opportunities that satisfy the investment criteria for those BDCs and us. Each of BC Partners Lending Corporation and Portman Ridge Finance Corporation operates as a distinct and separate company and any investment in our common stock will not be an investment in either of those BDCs. In addition, certain of our executive officers serve in substantially similar capacities for BC Partners Lending Corporation and Portman Ridge Finance Corporation, and three of our independent directors serve as independent directors of those BDCs.

The time and resources that individuals employed by the Investment Advisor devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Investment Advisor are not prohibited from raising money for or managing other entities that make the same types of investments that we target.

Neither the Investment Advisor nor individuals employed by the Investment Advisor are generally prohibited from raising capital for and managing other investment entities that make the same types of investments that we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. On October 23, 2018, the SEC issued an order granting an application for exemptive relief to an affiliate of the Investment Advisor that allows BDCs managed by the Investment Advisor, including us, to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Investment Advisor or its affiliates, including BC Partners Lending Corporation, Portman Ridge Finance Corporation, BCP Special Opportunities Fund I LP and BCP Special Opportunities Fund II LP and any future funds that are advised by the Investment Advisor or its affiliated investment advisers. Affiliates of the Investment Advisor, whose primary business includes the origination of investments, engage in investment advisory business with accounts that compete with us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number	Description of Document
3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (4)

3.3	Certificate of Limited Partnership of CapitalSouth Partners Fund II Limited Partnership (2)

3.4	Certificate of Limited Partnership of CapitalSouth Fund III, L.P. (f/k/a CapitalSouth Partners SBIC Fund III, L.P.) (2)

3.5	Bylaws (1)

3.6	Form of Amended and Restated Limited Partnership Agreement of CapitalSouth Partners Fund II Limited Partnership (3)

3.7	Form of Amended and Restated Agreement of Limited Partnership of Certificate of Limited Partnership of CapitalSouth Fund III, L.P. (f/k/a CapitalSouth Partners SBIC Fund III, L.P.) (3)

4.1	Form of Common Stock Certificate (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Previously filed in connection with the Pre-Effective Amendment No. 1 to Logan Ridge Finance Corporation’s registration statement on Form N-2 (File No. 333-188956) filed on September 9, 2013.

(2)	Previously filed in connection with Pre-Effective Amendment No. 2 to Logan Ridge Finance Corporation’s registration statement on Form N-2 (File No. 333-188956) filed on September 17, 2013.

(3)	Previously filed in connection with Pre-Effective Amendment No. 5 to Logan Ridge Finance Corporation’s registration statement on Form N-2 (File No. 333-188956) filed on September 24, 2013.

(4)	Previously filed in connection with Logan Ridge Finance Corporation's report on Form 8-K on August 4, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2021	By	/s/ Ted Goldthorpe
Ted Goldthorpe
Chief Executive Officer and President
(Principal Executive Officer)
Logan Ridge Finance Corporation

Date: August 16, 2021	By	/s/ Jason Roos
Jason Roos
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial Officer)
Logan Ridge Finance Corporation

