Form 10-Q
period 2021-09-30
Logan Ridge Finance Corp.
filed 2021-11-10
CIK 1571329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive office, telephone number, and state or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number
814-01022	Logan Ridge Finance Corporation 650 Madison Avenue, 23rd Floor New York, New York 10022 State of Incorporation: Maryland Telephone: (212) 891-2880	90-0945675

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

The number of shares of Logan Ridge Finance Corporation’s common stock, $0.01 par value, outstanding as of November 10, 2021 was 2,711,068.

PART I. FINANCIAL INFORMATION

Logan Ridge Finance Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of
	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $122,180 and $187,744, respectively)	$111,553	$172,848
Affiliate investments (amortized cost of $63,325 and $80,961, respectively)	76,979	93,425
Control investments (amortized cost of $8,801 and $8,947, respectively)	6,853	8,419
Total investments at fair value (amortized cost of $194,306 and $277,652, respectively)	195,385	274,692
Cash and cash equivalents	37,386	49,942
Interest and dividend receivable	1,008	2,286
Prepaid expenses	3,588	1,077
Receivable for unsettled trades	3,101	—
Other assets	106	—
Total assets	$240,574	$327,997

LIABILITIES
SBA-guaranteed debentures (net of deferred financing costs of $0 and $485, respectively)	$—	$90,515
2022 Notes (net of deferred financing costs of $407 and $846, respectively)	72,426	71,987
2022 Convertible Notes (net of deferred financing costs of $265 and $552, respectively)	51,823	51,536
KeyBank Credit Facility (net of deferred financing costs of $402 and $546, respectively)	(402)	(546)
Management and incentive fees payable	1,181	3,842
Interest and financing fees payable	768	1,688
Accounts payable and accrued expenses	4,517	28
Total liabilities	$130,313	$219,050

Commitments and contingencies (Note 2)

NET ASSETS
Common stock, par value $0.01, 100,000,000 common shares authorized, 2,711,068 and 2,711,068 common shares issued and outstanding, respectively	$27	$27
Additional paid in capital	229,481	229,481
Total distributable loss	(119,247)	(120,561)
Total net assets	$110,261	$108,947
Total liabilities and net assets	$240,574	$327,997

Net asset value per share	$40.67	$40.19

See accompanying notes to consolidated financial statements

Logan Ridge Finance Corporation

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
INVESTMENT INCOME
Interest and fee income:
Non-control/non-affiliate investments	$2,078	$4,407	$8,349	$13,807
Affiliate investments	1,072	1,721	3,565	5,032
Control investments	98	103	293	309
Total interest and fee income	3,248	6,231	12,207	19,148
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	—	220	95	934
Affiliate investments	100	242	298	610
Total payment-in-kind interest and dividend income	100	462	393	1,544
Dividend income:
Non-control/non-affiliate investments	—	—	560	—
Affiliate investments	24	—	179	25
Total dividend income	24	—	739	25
Interest income from cash and cash equivalents	1	1	3	50
Total investment income	3,373	6,694	13,342	20,767

EXPENSES
Interest and financing expenses	2,296	3,423	8,061	12,134
Base management fee	1,111	1,565	3,781	4,988
Administrative service fees	200	350	900	1,050
General and administrative expenses	1,276	614	2,859	2,475
Total expenses	4,883	5,952	15,601	20,647

NET INVESTMENT (LOSS) INCOME	(1,510)	742	(2,259)	120

REALIZED AND UNREALIZED LOSS (GAIN) ON INVESTMENTS
Net realized gain (loss) on investments:
Non-control/non-affiliate investments	7,426	(12,344)	(1,866)	(25,518)
Affiliate investments	—	—	2,215	1,341
Control investments	—	—	—	(484)
Net realized gain (loss) on investments	7,426	(12,344)	349	(24,661)
Net unrealized (depreciation) appreciation investments:
Non-control/non-affiliate investments	(6,150)	15,218	4,269	3,686
Affiliate investments	(2,861)	(156)	1,190	(14,887)
Control investments	(391)	(260)	(1,420)	(398)
Net unrealized (depreciation) appreciation on investments	(9,402)	14,802	4,039	(11,599)
Total net realized and unrealized (loss) gain on investments	(1,976)	2,458	4,388	(36,260)
Net realized gain (loss) on extinguishment of debt	—	155	(815)	155

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(3,486)	$3,355	$1,314	$(35,985)

NET (DECREASE) INCREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC AND DILUTED (1)	$(1.29)	$1.24	$0.48	$(13.29)

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – BASIC AND DILUTED (1)	2,711,068	2,711,068	2,711,068	2,708,532

DISTRIBUTIONS PAID PER SHARE (2)	$—	$—	$—	$1.50

(1)
Basic and diluted shares of Logan Ridge Finance Corporation's (the "Company") common stock have been adjusted for the three and nine months ended September 30, 2020 to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.
(2)
Dividends paid per share of the Company's common stock have been adjusted for the three and nine months ended September 30, 2020 to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

See accompanying notes to consolidated financial statements.

Logan Ridge Finance Corporation

Consolidated Statements of Changes in Net Assets

(in thousands, except share data)

(unaudited)

	Common Stock (1)
For the Three Months Ended September 30, 2021 and 2020	Number of Shares	Par Value	Additional Paid in Capital (1)	Total Distributable Loss	Total
BALANCE, June 30, 2021	2,711,068	$27	$229,481	$(115,761)	$113,747
Net investment loss	—	—	—	(1,510)	(1,510)
Net realized gain on investments	—	—	—	7,426	7,426
Net unrealized depreciation on investments	—	—	—	(9,402)	(9,402)
BALANCE, September 30, 2021	2,711,068	$27	$229,481	$(119,247)	$110,261

BALANCE, June 30, 2020	2,711,081	$27	$238,355	$(133,328)	$105,054
Net investment income	—	—	—	742	742
Net realized loss on investments	—	—	—	(12,344)	(12,344)
Net unrealized appreciation on investments	—	—	—	14,802	14,802
Net realized gain on extinguishment of debt	—	—	—	155	155
Fractional shares settled in cash as part of one-for-six reverse stock split	(13)	—	—	—	—
BALANCE, September 30, 2020	2,711,068	$27	$238,355	$(129,973)	$108,409

	Common Stock (1)
For the Nine Months Ended September 30, 2021 and 2020	Number of Shares	Par Value	Additional Paid in Capital (1)	Total Distributable Loss	Total
BALANCE, December 31, 2020	2,711,068	$27	$229,481	$(120,561)	$108,947
Net investment loss	—	—	—	(2,259)	(2,259)
Net realized gain on investments	—	—	—	349	349
Net unrealized appreciation on investments	—	—	—	4,039	4,039
Net realized loss on extinguishment of debt	—	—	—	(815)	(815)
BALANCE, September 30, 2021	2,711,068	$27	$229,481	$(119,247)	$110,261

BALANCE, December 31, 2019	2,700,628	$27	$238,021	$(89,935)	$148,113
Net investment income	—	—	—	120	120
Net realized loss on investments	—	—	—	(24,661)	(24,661)
Net unrealized depreciation on investments	—	—	—	(11,599)	(11,599)
Net realized gain on extinguishment of debt	—	—	—	155	155
Fractional shares settled in cash as part of one-for-six reverse stock split	(13)	—	—	—	—
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	10,453	—	334	—	334
Distributions declared	—	—	—	(4,053)	(4,053)
BALANCE, September 30, 2020	2,711,068	$27	$238,355	$(129,973)	$108,409

(1)
Shares of the Company's common stock have been adjusted for the three and nine months ended September 30, 2020 to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

See accompanying notes to consolidated financial statements.

Logan Ridge Finance Corporation

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$1,314	$(35,985)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(43,275)	(21,070)
Repayments and sales of investments	127,519	69,157
Net realized (gain) loss on investments	(349)	24,661
Net realized loss (gain) on extinguishment of debt	815	(155)
Net unrealized (appreciation) depreciation on investments	(4,039)	11,599
Payment-in-kind interest and dividends	(393)	(1,544)
Accretion of original issue discount on investments	(156)	(520)
Amortization of deferred financing fees	1,059	2,512
Changes in assets and liabilities:
Interest and dividend receivable	1,278	(427)
Prepaid expenses	(2,511)	154
Receivable for unsettled trades	(3,101)	—
Other assets	(106)	90
Management and incentive fees payable	(2,661)	(111)
Interest and financing fees payable	(920)	(1,564)
Accounts payable and accrued expenses	4,489	(518)
NET CASH PROVIDED BY OPERATING ACTIVITIES	78,963	46,279

CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns on SBA-guaranteed debentures	(91,000)	(59,000)
Prepayment penalty on SBA- guaranteed debentures	(519)	—
Repurchase of 2022 Notes	—	(1,980)
Proceeds from KeyBank Credit Facility	25,000	—
Paydowns on KeyBank Credit Facility	(25,000)	—
Distributions paid to shareholders	—	(3,719)
Deferred financing fees paid	—	(214)
NET CASH USED IN FINANCING ACTIVITIES	(91,519)	(64,913)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,556)	(18,634)
CASH AND CASH EQUIVALENTS, beginning of period	49,942	62,321
CASH AND CASH EQUIVALENTS, end of period	$37,386	$43,687

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$7,621	$10,964

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Distributions paid through dividend reinvestment plan share issuances	$—	$334

See accompanying notes to consolidated financial statements

Logan Ridge Finance Corporation

Consolidated Schedule of Investments

(in thousands, except for units/shares)

September 30, 2021

(unaudited)

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Acquisition Date	Principal Amount	Cost	Fair Value	% of Net Assets
Non-control/non-affiliated investments - 101.0%
Non-control/non-affiliated investments - United States
Accordion Partners LLC	Industrials	First Lien Debt (6.5% Cash (3 month LIBOR + 5.5%), 1.0% Floor), Due 9/24/27)	9/24/2021	$14,000	$13,791	$13,790	12.5%
Accordion Partners LLC	Industrials	First Lien Debt (6.5% Cash (3 month LIBOR + 5.5%), 1.0% Floor), Due 9/24/27)(12)	9/24/2021		(30)	(30)	0.0%
Accordion Partners LLC	Industrials	First Lien Debt (6.5% Cash (3 month LIBOR + 5.5%), 1.0% Floor), Due 9/30/26)(14)	9/24/2021		(75)	(75)	-0.1%
					13,686	13,685	12.4%

Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (8.0% Cash, Due 12/18/22)	6/25/2020	7,119	7,119	6,753	6.1%
Alternative Biomedical Solutions, LLC	Healthcare	Series A Preferred Units (13,811 units)	6/25/2020		1,275	786	0.7%
Alternative Biomedical Solutions, LLC	Healthcare	Series B Preferred Units (48,025 units)	6/25/2020		3,943	—	0.0%
Alternative Biomedical Solutions, LLC	Healthcare	Series C Preferred Units (78,900 units)	6/25/2020		—	—	0.0%
Alternative Biomedical Solutions, LLC	Healthcare	Membership Units (20,092 units)	12/18/2017		800	—	0.0%
Alternative Biomedical Solutions, LLC	Healthcare	Membership Unit Warrants (49,295 units)	6/25/2020		—	—	0.0%
					13,137	7,539	6.8%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (7.0% Cash, Due 12/31/22)	12/31/2019	3,500	3,500	3,467	3.1%
American Clinical Solutions, LLC	Healthcare	First Lien Debt (7.0% Cash, Due 12/31/21) (6)	4/13/2020	250	250	248	0.3%
American Clinical Solutions, LLC	Healthcare	Class A Membership Units (6,030,384 units)	4/13/2020		3,198	4,906	4.4%
					6,948	8,621	7.8%

AP Core Holdings II, LLC	Information Technology	First Lien Debt (6.25% Cash (1 month LIBOR + 5.5%), 0.75% Floor), Due 7/21/27)	7/21/2021	2,500	2,463	2,515	2.3%
AP Core Holdings II, LLC	Information Technology	First Lien Debt (6.25% Cash (1 month LIBOR + 5.5%), 0.75% Floor), Due 7/21/27)	7/21/2021	2,500	2,463	2,463	2.2%
					4,926	4,978	4.5%

BigMouth, Inc.	Consumer Products	First Lien Debt (9.0% Cash (1 month LIBOR + 8.5%, 0.5% Floor), Due 11/14/21) (7)	11/14/2016	1,866	1,268	948	0.8%
					1,268	948	0.8%

BLST Operating Company, LLC	Online Merchandise Retailer	Second Lien Debt (10.0% (1 month LIBOR + 8.5%, 1.5% Floor), Due 8/28/25) (8)	8/28/2020	1,780	1,780	1,773	1.6%
BLST Operating Company, LLC	Online Merchandise Retailer	Class A Common Units (217,013 units)	8/28/2020		286	2,711	2.5%
					2,066	4,484	4.1%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)	4/30/2015		5	3,300	3.0%
					5	3,300	3.0%

Chicken Soup for the Soul, LLC	Multi-platform media and consumer products	First Lien Debt (10.0% Cash (1 month LIBOR + 8.5%, 1.5% Floor), Due 2/22/22) (6)	12/14/2018	10,045	10,045	10,045	9.1%
					10,045	10,045	9.1%

Chief Fire Intermediate, Inc.	Security System Services	First Lien Debt (8.6% Cash (1 month LIBOR + 7.0%, 1.6% Floor), Due 11/8/24) (7)	11/8/2019	8,100	8,100	—	0.0%
Chief Fire Intermediate, Inc.	Security System Services	Class A Preferred Units (34,740 units)	11/8/2019		913	—	0.0%
Chief Fire Intermediate, Inc.	Security System Services	Class B Common Units (3,510 units)	11/8/2019		—	—	0.0%
					9,013	—	0.0%

Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.0% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	6/1/2020	2,595	2,595	2,595	2.3%
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (8.7% Cash, Due 12/20/23) (10)(11)	12/20/2018	5,661	5,661	5,641	5.1%
Freedom Electronics, LLC	Electronic Machine Repair	Membership Units (181,818 units)	12/20/2018		182	228	0.2%
					8,438	8,464	7.6%

HUMC Opco, LLC	Healthcare	First Lien Debt (9.0% Cash, Due 11/19/21) (6)	8/8/2019	4,689	4,689	4,689	4.2%
					4,689	4,689	4.2%

J5 Infrastructure Partners, LLC	Wireless Deployment Services	First Lien Debt (8.3% Cash (1 month LIBOR + 6.5%, 1.8% Floor), Due 12/20/24)(20)	12/20/2019	-	—	—	0.0%
J5 Infrastructure Partners, LLC	Wireless Deployment Services	First Lien Debt (8.3% Cash (1 month LIBOR + 6.5%, 1.8% Floor), Due 12/20/24)	12/20/2019	5,809	5,809	5,809	5.3%
					5,809	5,809	5.3%

Jurassic Quest Holdings, LLC	Entertainment	First Lien Debt (9.5% Cash (1 month LIBOR + 7.5%, 2.0% Floor), Due 5/1/24)	5/1/2019	8,480	8,480	8,480	7.7%
Jurassic Quest Holdings, LLC	Entertainment	Preferred Units (467,784 units)	5/1/2019		480	1,360	1.2%
					8,960	9,840	8.9%

Lucky Bucks, LLC	Consumer Discretionary	First Lien Debt (6.25% Cash (1 month LIBOR + 5.5%, 0.75% Floor), Due 7/21/27)	7/20/2021	6,000	5,882	5,880	5.3%
					5,882	5,880	5.3%

Mandolin Technology Intermediate Holdings, Inc	Information Technology	Second Lien Debt (7.0% Cash (1 month LIBOR + 6.5%, 0.5% Floor), Due 7/23/29)	7/22/2021	2,000	1,980	1,980	1.8%
					1,980	1,980	1.8%

Marble Point Credit Management LLC	Financials	First Lien Debt (7.0% Cash (3 month LIBOR + 6.0%, 1.70% Floor), Due 8/11/28)	8/11/2021	5,876	5,717	5,714	5.2%
Marble Point Credit Management LLC	Financials	Revolving line of credit (7.0% Cash (3 month LIBOR + 6.0%), 1.0% Floor), Due 8/11/28)(15)	8/11/2021		(25)	(25)	0.0%
					5,692	5,689	5.2%

MicroHoldco, LLC	General Industrial	Preferred Units (740,237 units) (13)	7/25/2019		749	740	0.7%
					749	740	0.7%

Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (12.8% Cash, Due 11/19/21) (6)(7)	8/21/2018	11,935	11,935	8,297	7.5%
					11,935	8,297	7.5%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)	12/23/2014		758	287	0.3%
					758	287	0.3%

U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (7.0% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	6/1/2020	978	978	978	0.9%
U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (9.3% Cash, Due 12/14/23) (10) (11)	12/14/2018	3,044	3,044	3,044	2.7%
U.S. BioTek Laboratories, LLC	Testing laboratories	Class A Preferred Units (500 Units)	12/14/2018		540	658	0.6%
U.S. BioTek Laboratories, LLC	Testing laboratories	Class C Units (578 Units)	12/14/2018		1	342	0.3%
U.S. BioTek Laboratories, LLC	Testing laboratories	Class D Preferred Units (78 Units)	4/3/2020		78	97	0.1%
					4,641	5,119	4.6%

U.S. Well Services, Inc.	Oil & Gas Services	Class A Common Stock (343,572 shares) (16)	11/9/2018		1,244	872	0.8%
					1,244	872	0.8%

Wealth Enhancement Group, LLC	Financials	First Lien Debt (6.75% Cash (3 month LIBOR + 5.75%), 1.0% Floor), Due 10/2/25)(18)	8/13/2021	7,000	(17)	(39)	0.0%
Wealth Enhancement Group, LLC	Financials	Revolving line of credit (6.75% Cash (3 month LIBOR + 5.75%), 1.0% Floor), Due 10/2/25)(19)	8/13/2021	328	326	326	0.3%
					309	287	0.3%

Sub Total Non-control/non-affiliated investments - United States					$122,180	$111,553	101.0%

Affiliate Investments- 69.8%
Affiliate investments - United States
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class B (1,085,073 shares)	5/7/2019		$362	$1,479	1.3%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class A (1,253,198 shares)	7/15/2014		1,504	1,220	1.1%
					1,866	2,699	2.4%

Eastport Holdings, LLC	Business Services	Second Lien Debt (13.5% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/30/22) (6)	1/12/2016	16,500	16,414	16,500	14.9%
Eastport Holdings, LLC	Business Services	Membership Units (22.9% ownership)	1/12/2016		3,263	19,392	17.6%
					19,677	35,892	32.5%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares)	10/14/2011		3,477	4,220	3.9%
GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)	10/14/2011		2	140	0.1%
					3,479	4,360	4.0%

LJS Partners, LLC	QSR Franchisor	Preferred Units (202,336 units)	8/12/2019		437	812	0.7%
LJS Partners, LLC	QSR Franchisor	Common Membership Units (2,593,234 units)	1/1/2012		1,224	5,648	5.1%
					1,661	6,460	5.8%

MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12.0% Cash, Due 1/31/22) (6)	10/17/2011	2,600	2,600	2,600	2.4%
MMI Holdings, LLC	Medical Device Distributor	Second Lien Debt (6.0% Cash, Due 1/31/22) (6)	10/17/2011	400	388	400	0.4%
MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6.0% PIK Dividend) (17)	10/17/2011		1,758	1,850	1.6%
MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)	10/17/2011		—	80	0.1%
					4,746	4,930	4.5%

Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (9.0% Cash, 2.0% PIK, Due 6/30/23) (6)	2/1/2011	10,694	10,695	10,562	9.6%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares)	2/1/2011		1,000	1,000	0.9%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (60,000 shares)	2/1/2011		—	448	0.4%
					11,695	12,010	10.9%

Nth Degree Investment Group, LLC	Business Services	Membership Units (6,088,000 Units)	12/3/2019		6,088	—	0.0%
					6,088	-	0.0%

RAM Payment, LLC	Financial Services	First Lien Debt (6.5% Cash (1 month LIBOR + 5.0%), 1.5% Floor), Due 1/4/24)	6/1/2020	1,513	1,513	1,513	1.4%
RAM Payment, LLC	Financial Services	First Lien Debt (9.8% Cash, Due 1/4/24) (10)	1/4/2019	4,101	4,101	4,101	3.7%
RAM Payment, LLC	Financial Services	Preferred Units (86,000 units, 8.0% PIK Dividend) (17)	1/4/2019		1,048	3,561	3.2%
					6,662	9,175	8.3%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Second Lien Debt (15.0%, Due 9/12/23) (9)	9/12/2019	3	3	3	0.0%
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)	7/31/2017		6,958	941	0.9%
					6,961	944	0.9%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Second Lien Debt (13)	11/21/2016		490	509	0.5%
					490	509	0.5%

Sub Total Affiliate investments - United States					$63,325	$76,979	69.8%

Control Investments - 6.2%
Control investments - United States
Vology, Inc.	Information Technology	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 12/31/21)	11/25/2019	3,586	$3,586	$3,565	3.2%
Vology, Inc.	Information Technology	Class A Preferred Units (9,041,810 Units)	11/25/2019		5,215	3,288	3.0%
Vology, Inc.	Information Technology	Membership Units (5,363,982 Units)	11/25/2019		—	—	0.0%
					8,801	6,853	6.2%
			\
Sub Total Control investments - United States					$8,801	$6,853	6.2%

TOTAL INVESTMENTS - 177%					$194,306	$195,385	177.0%

(1)
All investments valued using unobservable inputs (Level 3), unless otherwise noted.
(2)
All investments valued by the Logan Ridge Finance Corporation's (the "Company") board of directors.
(3)
All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.
(4)
Percentages are based on net assets as of September 30, 2021.

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
(9)
15.0% of interest rate payable in cash or paid-in-kind at borrower's election.
(10)
The cash rate equals the approximate current yield on our last-out portion of the unitranche facility.
(11)
The investment has a $1.0 million unfunded commitment.
(12)
The investment has a $4.0 million unfunded commitment.
(13)
The investment has been exited or sold. The residual value reflects estimated earnout, escrow, or other proceeds expected post-closing.
(14)
The investment has a $5.0 million unfunded commitment.
(15)
The investment has a $2.5 million unfunded commitment.
(16)
Investment is valued using observable inputs (Level 1). The stock of the company is traded on the NASDAQ Capital Market under the ticker "USWS."
(17)
The equity investment is income producing, based on rate disclosed.
(18)
The investment has a $7.0 million unfunded commitment.
(19)
The investment has a $0.1 million unfunded commitment.
(20)
The investment has a $3.5 million unfunded commitment.

Logan Ridge Finance Corporation

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2020

Portfolio Company, Country (1), (2), (3), (4), (5)	Industry	Type of Investment	Acquisition Date	Principal Amount	Cost	Fair Value	% of Net Assets
Non-control/non-affiliated investments - 158.7%
Non-control/non-affiliated investments - United States
3 Bridge Solutions, LLC	IT Consulting	First Lien Debt (13.0% Cash, Due 12/4/22)	12/4/2017	$12,083	$12,083	$12,083	11.1%
3 Bridge Solutions, LLC	IT Consulting	Preferred Units (965 units)	12/4/2017		1,090	1,116	1.0%
3 Bridge Solutions, LLC	IT Consulting	Membership Units (39,000 units)	12/4/2017		10	—	0.0%
					13,183	13,199	12.1%

Alternative Biomedical Solutions, LLC	Healthcare	First Lien Debt (8.0% Cash, Due 12/18/22)	6/25/2020	7,119	7,119	7,119	6.5%
Alternative Biomedical Solutions, LLC	Healthcare	Series A Preferred Units (13,275 units)	6/25/2020		1,275	1,327	1.2%
Alternative Biomedical Solutions, LLC	Healthcare	Series B Preferred Units (46,160 units)	6/25/2020		3,943	2,898	2.7%
Alternative Biomedical Solutions, LLC	Healthcare	Series C Preferred Units (78,900 units)	6/25/2020		—	—	0.0%
Alternative Biomedical Solutions, LLC	Healthcare	Membership Units (20,092 units)	12/18/2017		800	—	0.0%
Alternative Biomedical Solutions, LLC	Healthcare	Membership Unit Warrants (49,295 units)	6/25/2020		—	—	0.0%
					13,137	11,344	10.4%

American Clinical Solutions, LLC	Healthcare	First Lien Debt (7.0% Cash, Due 12/31/22)	12/31/2019	3,500	3,500	3,474	3.2%
American Clinical Solutions, LLC	Healthcare	First Lien Debt (7.0% Cash, Due 6/30/21) (6)	4/13/2020	250	250	250	0.2%
American Clinical Solutions, LLC	Healthcare	Class A Membership Units (6,030,384 units)	4/13/2020		3,198	3,831	3.5%
					6,948	7,555	6.9%

AmeriMark Direct, LLC	Consumer Products	First Lien Debt (14.0% Cash, 1.3% PIK, Due 9/8/21)	9/8/2016	14,705	14,649	14,649	13.5%
					14,649	14,649	13.5%

BigMouth, Inc.	Consumer Products	First Lien Debt (9.0% Cash (1 month LIBOR + 8.5%, 0.5% Floor), Due 11/14/21) (7)	11/14/2016	1,866	1,268	1,000	0.9%
					1,268	1,000	0.9%

BLST Operating Company, LLC	Online Merchandise Retailer	Second Lien Debt (10.0% (1 month LIBOR + 8.5%, 1.5% Floor), Due 8/28/25) (8)	8/28/2020	1,953	1,953	1,953	1.8%
BLST Operating Company, LLC	Online Merchandise Retailer	Class A Common Units (217,013 units)	8/28/2020		286	300	0.3%
					2,239	2,253	2.1%

Burke America Parts Group, LLC	Home Repair Parts Manufacturer	Membership Units (14 units)	4/30/2015		5	2,461	2.3%
					5	2,461	2.3%

Chicken Soup for the Soul, LLC	Multi-platform media and consumer products	First Lien Debt (10.0% Cash (1 month LIBOR + 8.5%, 1.5% Floor), Due 2/22/22) (6)	12/14/2018	13,000	13,000	13,000	11.9%
					13,000	13,000	11.9%

Chief Fire Intermediate, Inc.	Security System Services	First Lien Debt (8.6% Cash (1 month LIBOR + 7.0%, 1.6% Floor), Due 11/8/24) (7)	11/8/2019	8,100	8,100	5,344	4.9%
Chief Fire Intermediate, Inc.	Security System Services	Class A Preferred Units (34,740 units)	11/8/2019		913	—	0.0%
Chief Fire Intermediate, Inc.	Security System Services	Class B Common Units (3,510 units)	11/8/2019		—	—	0.0%
					9,013	5,344	4.9%

CIS Secure Computing, Inc.	Government Services	First Lien Debt (9.5% Cash (1 month LIBOR + 8.5%, 1.0% Floor), 1.0% PIK, Due 9/14/22)	9/14/2017	8,322	8,322	8,322	7.6%
CIS Secure Computing, Inc.	Government Services	Common Stock (46,163 shares)	9/14/2017		1,000	3,059	2.8%
					9,322	11,381	10.4%

Corporate Visions, Inc.	Sales & Marketing Services	Second Lien Debt (11.0%, Due 11/29/21) (9)	5/29/2015	19,425	19,425	19,425	17.8%
Corporate Visions, Inc.	Sales & Marketing Services	Common Stock (15,750 shares)	5/29/2015		1,575	1,522	1.4%
					21,000	20,947	19.2%

Currency Capital, LLC	Financial Services	First Lien Debt (12.5% Cash (1 month LIBOR + 12.0%, 0.5% Floor), 4.0% PIK, Due 7/20/21) (6)(7)(10)	1/20/2017	16,500	16,172	3,750	3.5%
Currency Capital, LLC	Financial Services	Class A Preferred Units (2,000,000 units) (10)	1/20/2017		2,000	—	0.0%
					18,172	3,750	3.5%

Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.0% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	6/1/2020	2,691	2,691	2,691	2.5%
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (8.7% Cash, Due 12/20/23) (11)(12)	12/20/2018	5,870	5,870	5,870	5.4%
Freedom Electronics, LLC	Electronic Machine Repair	Membership Units (181,818 units)	12/20/2018		182	198	0.2%
					8,743	8,759	8.1%

HUMC Opco, LLC	Healthcare	First Lien Debt (9.0% Cash, Due 1/11/21) (6)	8/8/2019	5,000	5,000	5,000	4.6%
					5,000	5,000	4.6%

J5 Infrastructure Partners, LLC	Wireless Deployment Services	First Lien Debt (8.3% Cash (1 month LIBOR + 6.5%, 1.8% Floor), Due 12/20/24) (13)	12/20/2019	—	—	—	0.0%
J5 Infrastructure Partners, LLC	Wireless Deployment Services	First Lien Debt (8.3% Cash (1 month LIBOR + 6.5%, 1.8% Floor), Due 12/20/24)	12/20/2019	6,948	6,948	6,948	6.4%
					6,948	6,948	6.4%

Jurassic Quest Holdings, LLC	Entertainment	First Lien Debt (9.5% Cash (1 month LIBOR + 7.5%, 2.0% Floor), Due 5/1/24)	5/1/2019	9,665	9,665	9,665	8.9%
Jurassic Quest Holdings, LLC	Entertainment	Preferred Units (467,784 units)	5/1/2019		480	576	0.5%
					10,145	10,241	9.4%

MicroHoldco, LLC	General Industrial	Preferred Units (838,042 units) (14)	7/25/2019		838	670	0.6%
					838	670	0.6%

Rapid Fire Protection, Inc.	Security System Services	First Lien Debt (5.5% Cash (1 month LIBOR + 3.8%, 1.7% Floor), Due 11/22/24) (15)	6/1/2020	621	621	621	0.6%
Rapid Fire Protection, Inc.	Security System Services	First Lien Debt (8.9% Cash, Due 11/22/24) (11)(16)	11/22/2019	7,234	7,234	7,234	6.6%
Rapid Fire Protection, Inc.	Security System Services	Common Stock (363 shares)	11/22/2019		500	1,528	1.4%
					8,355	9,383	8.6%

Seitel, Inc.	Data Services	First Lien Debt (9.3% Cash (3 month LIBOR + 8.3%, 1.0% Floor) 2.0% PIK, Due 3/15/23)	3/15/2019	4,662	4,662	3,856	3.5%
					4,662	3,856	3.5%

Sequoia Healthcare Management, LLC	Healthcare Management	First Lien Debt (12.8% Cash, Due 1/11/21) (6)(7)	8/21/2018	11,935	11,935	10,673	9.8%
					11,935	10,673	9.8%

Taylor Precision Products, Inc.	Household Product Manufacturer	Series C Preferred Stock (379 shares)	12/23/2014		758	758	0.7%
					758	758	0.7%

U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (7.0% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	6/1/2020	1,450	1,450	1,450	1.3%
U.S. BioTek Laboratories, LLC	Testing laboratories	First Lien Debt (9.3% Cash, Due 12/14/23) (11) (12)	12/14/2018	4,511	4,511	4,511	4.1%
U.S. BioTek Laboratories, LLC	Testing laboratories	Class A Preferred Units (500 Units)	12/14/2018		540	401	0.4%
U.S. BioTek Laboratories, LLC	Testing laboratories	Class C Units (578 Units)	12/14/2018		1	—	0.0%
U.S. BioTek Laboratories, LLC	Testing laboratories	Class D Preferred Units (78 Units)	4/3/2020		78	87	0.1%
					6,580	6,449	5.9%

U.S. Well Services, Inc.	Oil & Gas Services	Class A Common Stock (1,202,499 shares) (17)	11/9/2018		1,244	493	0.5%
					1,244	493	0.5%

Xirgo Technologies, LLC	Information Technology	Membership Units (600,000 units)	12/1/2016		600	2,735	2.5%
					600	2,735	2.5%

Sub Total Non-control/non-affiliated investments - United States					$187,744	$172,848	158.7%

Affiliate Investments - 85.7%
Affiliate investments - United States
Burgaflex Holdings, LLC	Automobile Part Manufacturer	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	3/23/2018	$13,597	$13,597	$13,597	12.5%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class B (1,085,073 shares)	5/7/2019		362	1,338	1.2%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	Common Stock Class A (1,253,198 shares)	7/15/2014		1,504	—	0.0%
					15,463	14,935	13.7%

City Gear, LLC	Footwear Retail	Membership Unit Warrants (14)	6/28/2012		—	2,011	1.8%
					—	2,011	1.8%

Eastport Holdings, LLC	Business Services	Second Lien Debt (13.5% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 12/29/21) (6)	1/12/2016	16,500	16,329	16,500	15.1%
Eastport Holdings, LLC	Business Services	Membership Units (22.9% ownership)	1/12/2016		3,263	20,294	18.6%
					19,592	36,794	33.7%

GA Communications, Inc.	Advertising & Marketing Services	Series A-1 Preferred Stock (1,998 shares)	10/14/2011		3,477	4,066	3.7%
GA Communications, Inc.	Advertising & Marketing Services	Series B-1 Common Stock (200,000 shares)	10/14/2011		2	146	0.1%
					3,479	4,212	3.8%

LJS Partners, LLC	QSR Franchisor	Preferred Units (189,044 units)	8/12/2019		437	756	0.7%

LJS Partners, LLC	QSR Franchisor	Common Membership Units (2,593,234 units)	1/1/2012		1,224	3,951	3.6%
					1,661	4,707	4.3%

MMI Holdings, LLC	Medical Device Distributor	First Lien Debt (12.0% Cash, Due 9/30/21) (6)	10/17/2011	2,600	2,600	2,600	2.4%
MMI Holdings, LLC	Medical Device Distributor	Second Lien Debt (6.0% Cash, Due 9/30/21) (6)	10/17/2011	400	388	400	0.4%
MMI Holdings, LLC	Medical Device Distributor	Preferred Units (1,000 units, 6.0% PIK Dividend) (18)	10/17/2011		1,676	1,815	1.7%
MMI Holdings, LLC	Medical Device Distributor	Common Membership Units (45 units)	10/17/2011		—	204	0.2%
					4,664	5,019	4.7%

Navis Holdings, Inc.	Textile Equipment Manufacturer	First Lien Debt (9.0% Cash, 2.0% PIK, Due 6/30/23) (6)	2/1/2011	11,031	11,031	10,882	10.0%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Class A Preferred Stock (1,000 shares)	2/1/2011		1,000	986	0.9%
Navis Holdings, Inc.	Textile Equipment Manufacturer	Common Stock (60,000 shares)	2/1/2011		—	—	0.0%
					12,031	11,868	10.9%

Nth Degree Investment Group, LLC	Business Services	Membership Units (6,088,000 Units)	12/3/2019		6,088	—	0.0%
					6,088	—	0.0%

RAM Payment, LLC	Financial Services	First Lien Debt (6.5% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	6/1/2020	2,451	2,451	2,451	2.3%
RAM Payment, LLC	Financial Services	First Lien Debt (9.8% Cash, Due 1/4/24) (11)	1/4/2019	6,646	6,646	6,646	6.1%
RAM Payment, LLC	Financial Services	Preferred Units (86,000 units, 8.0% PIK Dividend) (18)	1/4/2019		997	2,874	2.6%
					10,094	11,971	11.0%

Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Second Lien Debt (15.0% PIK, Due 9/12/23)	9/12/2019	453	441	441	0.4%
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	Common Stock (15,068,000 shares)	7/31/2017		6,958	977	0.9%
					7,399	1,418	1.3%

V12 Holdings, Inc.	Data Processing & Digital Marketing	Second Lien Debt (14)	11/21/2016		490	490	0.5%
					490	490	0.5%

Sub Total Affiliate investments - United States					$80,961	$93,425	85.7%

Control Investments - 7.7%
Control investments - United States
Vology, Inc.	Information Technology	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 12/31/21)	11/25/2019	$3,732	$3,732	$3,732	3.4%
Vology, Inc.	Information Technology	Class A Preferred Units (9,041,810 Units)	11/25/2019		5,215	4,687	4.3%
Vology, Inc.	Information Technology	Membership Units (5,363,982 Units)	11/25/2019		—	—	0.0%
					8,947	8,419	7.7%

Sub Total Control investments - United States					$8,947	$8,419	7.7%

TOTAL INVESTMENTS - 252.1%					$277,652	$274,692	252.1%

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

September 30, 2021

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

Definitive Agreement

On April 20, 2021, Capitala Investment Advisors, LLC (“Capitala”), the Company’s former investment adviser, entered into a definitive agreement (the “Definitive Agreement”) with the Investment Advisor and Mount Logan Capital Inc. (“MLC”), both affiliates of BC Partners Advisors L.P. (“BC Partners”) for U.S. regulatory purposes, whereby Mount Logan acquired certain assets related to Capitala’s business of providing investment management services to the Company (the “Transaction”), through which the Investment Advisor became the Company’s investment adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) with the Company. At a special meeting of the Company’s stockholders (the “Special Meeting”) held on May 27, 2021, the Company’s stockholders approved the Investment Advisory Agreement. The transactions contemplated by the Definitive Agreement closed on July 1, 2021 (the “Closing”).

As part of the Transaction, the Investment Advisor entered into a two-year contractual fee waiver (the “Fee Waiver”) with the Company to waive, to the extent necessary, any capital gains fee under the Investment Advisory Agreement that exceeds what would have been paid to Capitala in the aggregate over such two-year period under the prior advisory agreement.

On the date of the Closing, the Company changed its name from Capitala Finance Corp. to Logan Ridge Finance Corporation and on July 2, 2021, the Company’s common stock began trading on the NASDAQ Global Select Market under the symbol “LRFC.”

On July 1, 2021, in connection with the Closing, the Company’s then-current interested directors and the Company’s then-current independent directors resigned as members of the Board and Ted Goldthorpe, the Chairman and Chief Executive Officer of the Company, along with Alexander Duka, George Grunebaum, and Robert Warshauer, were appointed as members of the Board (the “Directors”). The Directors were appointed by the Board to fill the vacancies created by the resignations described above and the Directors were appointed to the class of directors as determined by the Board in accordance with the Company’s organizational documents. The Company’s stockholders will have the opportunity to vote for each of the Directors when his class of directors is up for reelection.

All of the Company’s then-current officers resigned at the Closing and the Board appointed Ted Goldthorpe as the Company’s Chief Executive Officer and President, Jason Roos as the Company’s Chief Financial Officer, Treasurer and Secretary, Patrick Schafer as the Company’s Chief Investment Officer and David Held as the Company’s Chief Compliance Officer.

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

The Company’s financial statements as of September 30, 2021 and December 31, 2020 and for the periods ended September 30, 2021 and 2020 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Retroactive Adjustments for Reverse Stock Split

The share amount and per share amount of the Company’s common stock in the consolidated financial statements and notes have been retroactively adjusted for the Reverse Stock Split effected on August 21, 2020 for the three and nine months ended September 30, 2020. See Note 1 for more information regarding the Reverse Stock Split.

Commitments and Contingencies

As of September 30, 2021 and December 31, 2020, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $9.0 million (Accordion Partners LLC), $3.5 million (J5 Infrastructure Partners, LLC), $2.5 million (Marble Point Credit Management LLC), $1.0 million (U.S. BioTek Laboratories, LLC), and $7.1 million (Wealth Enhancement Group, LLC).

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

In management’s opinion, no direct losses with respect to litigation contingencies were probable as of September 30, 2021 and December 31, 2020. Management is of the opinion that the ultimate resolution of such claims, if any, will not materially affect the Company’s business, financial position, results of operations, or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to litigation contingencies.

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

The tax years ended December 31, 2020, 2019, 2018, and 2017 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three and nine months ended September 30, 2021 and 2020. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

For U.S. federal income tax purposes, as of September 30, 2021, the aggregate net unrealized depreciation for all securities was $26.1 million. As of September 30, 2021, gross unrealized appreciation was $7.9 million and gross unrealized depreciation was $(34.0) million. The aggregate cost of securities for U.S. federal income tax purposes was $221.4 million as of September 30, 2021. For U.S. federal income tax purposes, as of December 31, 2020, the aggregate net unrealized depreciation for all securities was $(23.4) million. As of December 31, 2020, gross unrealized appreciation was $14.3 million and gross unrealized depreciation was $(37.7) million. The aggregate cost of securities for U.S. federal income tax purposes was $298.1 million as of December 31, 2020.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of September 30, 2021 and December 31, 2020, the Company recorded a net deferred tax asset of zero. For the three and nine months ended September 30, 2021 and 2020, the Company recorded a tax provision of zero. As of September 30, 2021 and December 31, 2020, the valuation allowance on the Company’s deferred tax asset was $10.7 million and $4.6 million, respectively. During the three and nine months ended September 30, 2021, the Company recognized an increase in the valuation allowance of $7.5 million and $6.1 million, respectively. During the three and nine months ended September 30, 2020, the Company recognized an increase in the valuation allowance of $1.0 million and $1.8 million, respectively.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of September 30, 2021 and December 31, 2020, there were no uncertain tax positions.

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

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The FASB issued the amendments to reduce the number of accounting models used for convertible debt instruments and convertible preferred stock, simplify the derivative scope exception for contracts in an entity’s own equity, and to improve guidance related to earnings per share disclosures. The standard is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. Management is currently evaluating the impact of adoption of ASU 2020-06.

Note 4. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market and traditional middle-market companies. As of September 30, 2021, our portfolio consisted of investments in 33 portfolio companies with a fair value of approximately $195.4 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of September 30, 2021, 11.2% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2020, 14.5% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the three months ended September 30, 2021, we made approximately $33.3 million of investments and had approximately $64.1 million in repayments and sales, resulting in net repayments and sales of approximately $30.8 million for the period. During the three months ended September 30, 2020, the Company made approximately $0.3 million of investments and had approximately $10.3 million in repayments and sales, resulting in net repayments and sales of approximately $10.0 million for the period.

During the nine months ended September 30, 2021, we made approximately $43.3 million of investments and had approximately $127.5 million in repayments and sales, resulting in net repayments and sales of approximately $84.2 million for the period. During the nine months ended September 30, 2020, the Company made approximately $21.1 million of investments and had approximately $69.2 million in repayments and sales, resulting in net repayments and sales of approximately $48.1 million for the period.

As of September 30, 2021, the Company’s Board approved the fair value of the Company’s investment portfolio of approximately $195.4 million in good faith in accordance with the Company’s valuation procedures. The Company’s Board approved the fair value of the Company’s investment portfolio as of September 30, 2021 with input from a third-party valuation firm and the Investment Advisor based on information known or knowable as of the valuation date, including trailing and forward looking data. The COVID-19 pandemic is an unprecedented circumstance that materially impacts the fair value of the Company’s investments. As a result, the fair value of the Company’s portfolio investments may be further negatively impacted after September 30, 2021 by circumstances and events that are not yet known.

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

The composition of our investments as of September 30, 2021, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$126,463	65.1%	$113,854	58.3%
Second Lien Debt	21,055	10.8%	21,165	10.8%
Equity and Warrants	46,788	24.1%	60,366	30.9%
Total	$194,306	100.0%	$195,385	100.0%

The composition of our investments as of December 31, 2020, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$185,108	66.7%	$167,418	60.9%
Second Lien Debt	39,026	14.0	39,209	14.3
Equity and Warrants	53,518	19.3	68,065	24.8
Total	$277,652	100.0%	$274,692	100.0%

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

The following table presents the fair value measurements of investments, by major class, as of September 30, 2021, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$113,854	$113,854
Second Lien Debt	—	—	21,165	21,165
Equity and Warrants	872	—	59,494	60,366
Total	$872	$—	$194,513	$195,385

The following table presents fair value measurements of investments, by major class, as of December 31, 2020, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$167,418	$167,418
Second Lien Debt	—	—	39,209	39,209
Equity and Warrants	493	—	67,572	68,065
Total	$493	$—	$274,199	$274,692

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2021 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Equity and Warrants	Total
Balance as of December 31, 2020	$167,418	$39,209	$67,572	$274,199
Repayments/sales	(87,377)	(20,066)	(20,076)	(127,519)
Purchases	41,295	1,980	—	43,275
Payment-in-kind interest and dividends accrued	259	—	134	393
Accretion of original issue discount	59	97	—	156
Net realized (loss) gain on investments	(12,880)	19	13,210	349
Net unrealized appreciation (depreciation) on investments	5,080	(74)	(1,346)	3,660
Balance as of September 30, 2021	$113,854	$21,165	$59,494	$194,513

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2020 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Equity and Warrants	Total
Balance as of December 31, 2019	$231,203	$53,857	$61,568	$346,628
Reclassifications	(7,427)	—	7,427	—
Repayments/sales	(41,292)	(12,384)	(2,365)	(56,041)
Purchases	19,480	—	1,590	21,070
Payment-in-kind interest and dividends accrued	1,224	190	130	1,544
Accretion of original issue discount	243	277	—	520
Net realized (loss) gain on investments	(15,382)	(4,933)	2,365	(17,950)
Net unrealized (depreciation) appreciation on investments	(1,068)	480	(15,259)	(15,847)
Balance as of September 30, 2020	$186,981	$37,487	$55,456	$279,924

The net change in unrealized depreciation on investments held was $4.0 million and $20.1 million for the nine months ended September 30, 2021 and 2020, respectively, and is included in net unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of September 30, 2021 were as follows:

	Fair Value (in millions)	Valuation Approach	Unobservable Input	Range (Weighted Average) (2)
First lien debt	$104.6	Income	Required Rate of Return	2.6% – 13.2% (10.0%)
First lien debt	$9.3	Enterprise Market Value and Asset(1)	Revenue Multiple	0.4x

Second lien debt	$21.1	Income	Required Rate of Return	0.7% – 12.9% (12.1%)
Equity and warrants	$56.2	Enterprise Market Value and Asset(1)	EBITDA Multiple	2.0x – 10.6x (4.4x)
Equity and warrants	$3.3	Enterprise Value Waterfall and Asset(1)	Revenue Multiple	0.9x – 1.1x (0.9x)

(1)
$0.9 million in first lien debt and $1.2 million in equity and warrants were valued using the asset approach.
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

On September 3, 2019, CSLF II entered into a senior secured revolving credit facility (the “CSLF II Credit Facility”) with KeyBank Specialty Finance Lending, an affiliate of KeyCorp. The CSLF II Credit Facility provided for borrowings up to $60.0 million, subject to certain borrowing base restrictions. Borrowings under the CSLF II Credit Facility bore interest at a rate of one-month LIBOR + 2.25%. Prior to the termination of the CSLF II Credit Facility, CSLF II incurred unused fees of 0.35% when utilization of the CSLF II Credit Facility exceeded 50% and 0.65% when utilization of the CSLF II Credit Facility was less than 50%. On June 5, 2020, CSLF II terminated the CSLF II Credit Facility and repaid all amounts outstanding. For the three and nine months ended September 30, 2020, CSLF II incurred interest and financing expenses of $0.0 million and $1.1 million, respectively.

On September 3, 2019, the Company and Trinity committed to provide $25.0 million of subordinated debt (the “Subordinated Notes”) to CSLF II, with the Company providing $5.0 million and Trinity providing $20.0 million. The Subordinated Notes were scheduled to mature on September 3, 2024, however, the Subordinated Notes were terminated on June 12, 2020. For the nine months ended September 30, 2020, CSLF II did not incur any interest and financing expenses related to the Subordinated Notes.

Below are the unaudited statements of operations for CSLF II (dollars in thousands):

For the Nine Months ended
September 30, 2020(1)
INVESTMENT INCOME
Interest income	$650
Fee income	5
Total investment income	$655
EXPENSES
Interest and financing expenses	$1,135
General and administrative expenses	164
Total expenses	$1,299
NET INVESTMENT LOSS	$(644)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(644)

(1)
On June 12, 2020, CSLF II paid a final distribution and returned all capital to investors. Accordingly, a statement of operations is not presented for the three months ended September 30, 2020.

Note 5. Transactions With Affiliated Companies

During the nine months ended September 30, 2021, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2020 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	September 30, 2021 Fair Value
Affiliate investments
Burgaflex Holdings, LLC	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	$—	$152	$13,597	$—	$(13,597)	$—	$—	$—
Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)	—	—	1,338	—	—	—	141	1,479
Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)	—	—	—	—	—	—	1,220	1,220
			152	14,935	—	(13,597)	—	1,361	2,699

City Gear, LLC	Membership Unit Warrants		—	2,011	—	(2,215)	2,215	(2,011)	—
			—	2,011	—	(2,215)	2,215	(2,011)	—

Eastport Holdings, LLC	Second Lien Debt (13.5% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 12/29/21)	16,500	1,794	16,500	85	—	—	(85)	16,500
Eastport Holdings, LLC	Membership Units (22.9% ownership)	—	—	20,294	—	—	—	(902)	19,392
			1,794	36,794	85	—	—	(987)	35,892

GA Communications, Inc.	Series A-1 Preferred Stock (1,998 shares)	—	—	4,066	—	—	—	154	4,220
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)	—	—	146	—	—	—	(6)	140
			—	4,212	—	—	—	148	4,360

LJS Partners, LLC	Preferred Units (202,336 units)	—	—	756	—	—	—	56	812
LJS Partners, LLC	Common Membership Units (2,593,234 units)	—	24	3,951	—	—	—	1,697	5,648
			24	4,707	—	—	—	1,753	6,460

MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 9/30/21)	2,600	237	2,600	—	—	—	—	2,600
MMI Holdings, LLC	Second Lien Debt (6.0% Cash, Due 9/30/21)	400	18	400	—	—	—	—	400
MMI Holdings, LLC (5)	Preferred Units (1,000 units, 6.0% PIK Dividend)	—	83	1,815	83	—	—	(48)	1,850
MMI Holdings, LLC	Common Membership Units (45 units)	—	—	204	—	—	—	(124)	80
			338	5,019	83	—	—	(172)	4,930

Navis Holdings, Inc.	First Lien Debt (9.0% Cash, 2.0% PIK, Due 6/30/23)	10,640	901	10,882	164	(500)	—	16	10,562
Navis Holdings, Inc.	Class A Preferred Stock (1,000 shares)	—	100	986	—	—	—	14	1,000
Navis Holdings, Inc.	Common Stock (60,000 shares)	—	—	—	—	—	—	448	448

			1,001	11,868	164	(500)	—	478	12,010

Nth Degree Investment Group, LLC	Membership Units (6,088,000 Units)	—	—	—	—	—	—	—	—

			—	—	—	—	—	—	—

RAM Payment, LLC	First Lien Debt (6.5% Cash (1 month LIBOR + 5.0%), 1.5% Floor), Due 1/4/24)	2,035	102	2,451	—	(940)	—	2	1,513
RAM Payment, LLC	First Lien Debt (9.8% Cash, Due 1/4/24)	5,516	417	6,646	—	(2,544)	—	(1)	4,101
RAM Payment, LLC (5)	Preferred Units (86,000 units, 8.0% PIK Dividend)	—	106	2,874	51	—	—	636	3,561
			625	11,971	51	(3,484)	—	637	9,175

Sierra Hamilton Holdings Corporation	Second Lien Debt (15.0%, Due 9/12/23)	3	108	441	12	(450)	—	—	3
Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)	—	—	977	—	—	—	(36)	941
			108	1,418	12	(450)	—	(36)	944

V12 Holdings, Inc.	Second Lien Debt	—	—	490	—	—	—	19	509
			—	490	—	—	—	19	509

Total Affiliate investments			4,042	$93,425	$395	$(20,246)	$2,215	$1,190	$76,979

Control investments
Vology, Inc.	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 12/31/21)	3,586	$293	$3,732	$—	$(146)	$—	$(21)	3,565
Vology, Inc.	Class A Preferred Units (9,041,810 Units)	—	—	4,687	—	—	—	(1,399)	3,288
Vology, Inc.	Membership Units (5,363,982 Units)	—	—	—	—	—	—	—	—
			293	8,419	—	(146)	—	(1,420)	6,853

Total Control investments			$293	$8,419	$—	$(146)	$—	$(1,420)	$6,853

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

During the year ended December 31, 2020, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2019 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2020 Fair Value
Affiliate investments
Burgaflex Holdings, LLC	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	$13,597	$1,707	$14,421	$427	$(1,250)	$—	$(1)	$13,597
Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)		—	635	—	—	—	703	1,338
Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)		—	—	—	—	—	—	—
			1,707	15,056	427	(1,250)	—	702	14,935

City Gear, LLC	Membership Unit Warrants		—	3,326	—	(1,341)	1,341	(1,315)	2,011
			—	3,326	—	(1,341)	1,341	(1,315)	2,011

Eastport Holdings, LLC	Second Lien Debt (13.5% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 12/29/21)	16,500	2,498	16,500	173	—	—	(173)	16,500
Eastport Holdings, LLC	Membership Units (22.9% ownership)		—	17,822	—	—	—	2,472	20,294
			2,498	34,322	173	—	—	2,299	36,794

GA Communications, Inc.	Series A-1 Preferred Stock (1,998 shares)		—	3,761	—	—	—	305	4,066
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)		—	501	—	—	—	(355)	146
			—	4,262	—	—	—	(50)	4,212

LJS Partners, LLC	Preferred Units (189,044 units)		—	372	145	—	—	239	756
LJS Partners, LLC	Common Membership Units (2,593,234 units)		—	1,509	—	—	—	2,442	3,951
			—	1,881	145	—	—	2,681	4,707

MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 9/30/21)	2,600	290	2,600	—	—	—	—	2,600
MMI Holdings, LLC	Second Lien Debt (6.0% Cash, Due 9/30/21)	400	21	400	—	—	—	—	400
MMI Holdings, LLC (5)	Preferred Units (1,000 units, 6.0% PIK Dividend)		—	1,710	104	—	—	1	1,815
MMI Holdings, LLC	Common Membership Units (45 units)		—	194	—	—	—	10	204
			311	4,904	104	—	—	11	5,019

Navis Holdings, Inc.	First Lien Debt (9.0% Cash, 2.0% PIK, Due 6/30/23)	11,031	1,084	10,100	1,875	(944)	—	(149)	10,882
Navis Holdings, Inc.	Class A Preferred Stock (1,000 shares)		25	1,000	—	—	—	(14)	986
Navis Holdings, Inc.	Common Stock (60,000 shares)		—	464	—	—	—	(464)	—
			1,109	11,564	1,875	(944)	—	(627)	11,868

Nth Degree Investment Group, LLC	Membership Units (6,088,000 Units)		—	6,088	—	—	—	(6,088)	—
			—	6,088	—	—	—	(6,088)	—

RAM Payment, LLC	First Lien Debt (6.5% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	2,451	113	—	3,069	(618)	—	—	2,451
RAM Payment, LLC	First Lien Debt (9.8% Cash, Due 1/4/24)	6,646	832	9,019	—	(2,372)	—	(1)	6,646

RAM Payment, LLC (5)	Preferred Units (86,000 units, 8.0% PIK Dividend)		—	1,725	69		—		—	1,080	2,874
			945	10,744	3,138		(2,990)		—	1,079	11,971

Sierra Hamilton Holdings Corporation	Second Lien Debt (15.0% PIK, Due 9/12/23)	453	105	748	116		(423)		—	—	441
Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)		—	5,160	—		—		—	(4,183)	977
			105	5,908	116		(423)		—	(4,183)	1,418

V12 Holdings, Inc.	Second Lien Debt	—	—	708	—		(276)		110	(52)	490
			—	708	—		(276)		110	(52)	490

Total Affiliate investments			$6,675	$98,763	$5,978		$(7,224)		$1,451	$(5,543)	$93,425

Control investments
Capitala Senior Loan Fund II, LLC	Second Lien Debt (7.0% Cash (1 month LIBOR + 6.0%), Due 9/3/24)	$—	$—	$—	$—	$—	$—		$—	$—	$—
Capitala Senior Loan Fund II, LLC	Membership Units (80.0% ownership)		—	13,631	—		(13,116)		(484)	(31)	—
			—	13,631	—		(13,116)		(484)	(31)	—

Vology, Inc.	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 12/31/21)	3,732	410	3,877	—		(145)		—	—	3,732
Vology, Inc.	Class A Preferred Units (9,041,810 Units)		—	5,215	—		—		—	(528)	4,687
Vology, Inc.	Membership Units (5,363,982 Units)		—	—	—		—	—	—	—	—
			410	9,092	—		(145)		—	(528)	8,419

Total Control investments			$410	$22,723	$—		$(13,261)		$(484)	$(559)	$8,419

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

Note 6. Agreements

On July 1, 2021, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Advisor, which was approved by the Company’s stockholders on May 27, 2021. Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect until July 1, 2023, a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by the Board or by a majority of our outstanding voting securities, including, in either case, by a majority of our directors who are not "interested persons" as such term is defined in Section 2(a)(19) of the 1940 Act ("Independent Directors"). Subject to the overall supervision of the Board, the Investment Advisor manages our day-to-day operations and provides investment advisory and management services to us. Under the terms of the Investment Advisory Agreement, the Investment Advisor:

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

The second part of the incentive fee will be determined and payable in arrears as of the end of each calendar year, commencing on December 31, 2021, and will equal 20.0% of the Company’s realized capital gains, if any, on a cumulative basis with respect to each of the investments in the Company’s portfolio from the fiscal quarter ending on or immediately prior to July 1, 2021 through the end of each calendar year beginning with the calendar year ending December 31, 2021, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from September 30, 2021 through the end of each calendar year beginning with the calendar year ending December 31, 2021, less the aggregate amount of any previously paid capital gain fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal quarter ending on or immediately prior to July 1, 2021 shall be excluded from the calculations of the capital gains fee. In the event that the Investment Advisory Agreement shall terminate as of a date that is not a calendar year end, the termination date shall be treated as though it were a calendar year end for purposes of calculating and paying a capital gains fee.

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Advisor that would, when taken together with all other incentive fees paid to the Investment Advisor during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. As of September 30, 2021 and December 31, 2020, the Company had incentive fees payable to the Investment Advisor of zero and $3.7 million related to fees earned in prior years but deferred under the incentive fee deferral mechanism.

As part of the Transaction, the Investment Advisor entered into a two-year contractual fee waiver (the “Fee Waiver”) with the Company to waive, to the extent necessary, any capital gains fee under the Investment Advisory Agreement that exceeds what would have been paid to Capitala in the aggregate over such two-year period under the prior advisory agreement.

For the three months ended September 30, 2021 and 2020, the Company incurred $1.1 million and $1.6 million in base management fees, respectively. The Company did not earn an incentive fee related to pre-incentive fee net investment income or capital gains for the both three months ended September 30, 2021 and 2020.

For the nine months ended September 30, 2021 and 2020, the Company incurred $3.8 million and $5.0 million in base management fees, respectively. The Company did not earn an incentive fee related to pre-incentive fee net investment income or capital gains for the both nine months ended September 30, 2021 and 2020.

On July 1, 2021, the Company entered into the Administration Agreement, pursuant to which the Administrator has agreed to furnish the Company with office facilities, equipment and clerical, bookkeeping, and record keeping services at such facilities. The Administrator also performs or oversees the performance of the required administrative services, which include, among other things, being responsible for the financial records that the Company is required to maintain and preparing reports to our stockholders. In addition, the Administrator assists in determining and publishing the net asset value, oversees the preparation and filing of the tax returns and the printing and dissemination of reports to the stockholders, and generally oversees the payment of the expenses and the performance of administrative and professional services rendered to the Company by others.

Payments under the Administration Agreement are equal to an amount based upon the allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and the allocable portion of the compensation of the chief financial officer, the chief compliance officer, and their respective administrative support staff. Under the Administration Agreement, the Administrator will also provide, on the Company’s behalf, managerial assistance to those portfolio companies that request such assistance. Unless terminated earlier in accordance with its terms, the Administration Agreement will remain in effect until July 1, 2021, a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by the Board. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without any incremental profit to our Administrator. Stockholder approval is not required to amend the Administration Agreement.

For the three and nine months ended September 30, 2021 and 2020, the Company accrued $0.2 million and $0.9 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

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

Note 7. Related Party Transactions

As of September 30, 2021 and December 31, 2020, the Company had $1.2 million and $3.8 million of management and incentive fees payable. These amounts are reflected in the accompanying consolidated statements of assets and liabilities under the caption “Management and incentive fees payable.”

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

On March 1, 2019, Fund II repaid its outstanding SBA-guaranteed debentures and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. As a result of the payoff, the Company recorded an extinguishment loss of $0.8 million during the nine-months ended September 30, 2021.

As of September 30, 2021, there were no SBA-guaranteed debentures outstanding. The following table summarizes the historical interest expense and annual charges, deferred financing costs, average outstanding balance, and average stated interest and annual charge rate on the SBA-guaranteed debentures for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest expense and annual charges	$—	$1,146	$1,066	$3,808
Deferred financing costs	—	187	188	436
Total interest and financing expenses	$—	$1,333	$1,254	$4,244
Average outstanding balance	$—	$130,761	$45,154	$143,540
Average stated interest and annual charge rate	—%	3.45%	3.14%	3.52%

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
			$91,000

2022 Notes

On May 16, 2017, the Company issued $70.0 million in aggregate principal amount of 6.0% fixed-rate notes due May 31, 2022 (the “2022 Notes”). On May 25, 2017, the Company issued an additional $5.0 million in aggregate principal amount of the 2022 Notes pursuant to a partial exercise of the underwriters’ overallotment option. The 2022 Notes will mature on May 31, 2022 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after May 31, 2019 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. As of September 30, 2021 and December 31, 2020, the Company had $72.8 million in 2022 Notes outstanding.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Notes for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest expense	$1,092	$1,106	$3,278	$3,356
Deferred financing costs	149	144	438	427
Total interest and financing expenses	$1,241	$1,250	$3,716	$3,783
Average outstanding balance	$72,833	$74,193	$72,833	$74,729
Average stated interest rate	6.0%	6.0%	6.0%	6.0%

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

As of September 30, 2021 and December 31, 2020, the Company had $52.1 million in 2022 Convertible Notes outstanding.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Convertible Notes for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest expense	$750	$749	$2,248	$2,247
Deferred financing costs	96	91	287	270
Total interest and financing expenses	$846	$840	$2,535	$2,517
Average outstanding balance	$52,088	$52,088	$52,088	$52,088
Average stated interest rate	5.75%	5.75%	5.75%	5.75%

Bond Repurchase Program

On July 30, 2020, the Board approved a bond repurchase program which authorizes the Company to repurchase up to an aggregate of $10.0 million worth of the Company's outstanding 2022 Notes and/or 2022 Convertible Notes (the "Bond Repurchase Program"). The Bond Repurchase Program expired on July 30, 2021. During the three and nine months ended September 30, 2021, the Company did not purchase any of the 2022 Notes or the 2022 Convertible Notes. During the three and nine months ended September 30, 2020, the Company purchased approximately $2.2 million of outstanding principal of the 2022 Notes under the Bond Repurchase Program, resulting in a realized gain of $0.2 million. During the three and nine months ended September 30, 2020, the Company did not purchase any of the 2022 Convertible Notes.

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

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the ING Credit Facility for the nine months ended September 30, 2020 (dollars in thousands):

For the Nine Months Ended
September 30, 2020(1)
Interest expense	$—
Deferred financing costs	1,379
Unused commitment fees	211
Total interest and financing expenses	$1,590
Average outstanding balance	$—
Average stated interest rate	—%

(1)
On June 19, 2020, the ING Credit Facility was terminated. Accordingly, CSLF II did not incur interest and financing expenses on the ING Credit Facility during the three months ended September 30, 2020.

KeyBank Credit Facility

On October 30, 2020, CBL, a direct, wholly owned, consolidated subsidiary of the Company, entered into the KeyBank Credit Facility, with the Investment Advisor, as collateral manager, the lenders from time to time parties thereto (each a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $25.0 million as of October 30, 2020. CBL may, on any business day prior to October 28, 2022, request an increase in the aggregate principal amount from $25.0 million to $100.0 million in accordance with the terms and in the manner described in the KeyBank Credit Facility. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through October 28, 2022, unless there is an earlier termination or event of default. The KeyBank Credit Facility matures on October 28, 2023, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at one-month LIBOR plus 3.5%, subject to a minimum interest rate of 4.25%. The Company will also pay an unused commitment fee at a rate of 1.75% per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility. As of September 30, 2021 and December 31, 2020, there were no outstanding draws on KeyBank Credit Facility. The KeyBank Credit Facility is secured by the investments and other assets held by CBL, the Company’s wholly owned subsidiary. The KeyBank Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of September 30, 2021, assets pledged to secure the KeyBank Credit Facility had a fair value of $56.3 million.

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the KeyBank Credit Facility for the three and nine months ended September 30, 2021 (dollars in thousands):

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2021
Interest expense	$82	$136
Deferred financing costs	49	145
Unused commitment fees	78	275
Total interest and financing expenses	$209	$556
Average outstanding balance	$7,554	$4,282
Average stated interest rate	4.25%	4.25%

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the outstanding principal and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2021, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Outstanding Principal	Fair Value	Level 1	Level 2	Level 3
2022 Notes	$72,833	$73,503	$73,503	$—	$—
2022 Convertible Notes	52,088	54,338	54,338	—	—
Total	$124,921	$127,841	$127,841	$—	$—

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

Note 9. Directors’ Fees

Our Independent Directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three and nine months ended September 30, 2021, the Company recognized directors’ fees expense of $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2020, the Company recognized directors’ fees expense of $0.1 million and $0.3 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Other potentially dilutive shares of the Company’s common stock, and the related impact to earnings, are considered when calculating diluted earnings per share. For the three and nine months ended September 30, 2021 and 2020, 0.6 million in convertible shares related to the 2022 Convertible Notes were considered anti-dilutive.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands, except share and per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020 (1)	September 30, 2021	September 30, 2020 (1)
Net (decrease) increase in net assets resulting from operations	$(3,486)	$3,355	$1,314	$(35,985)
Weighted average common stock outstanding – basic and diluted(1)	2,711,068	2,711,068	2,711,068	2,708,532
Net (decrease) increase in net assets per share resulting from operations – basic and diluted (1)	$(1.29)	$1.24	$0.48	$(13.29)

(1)
Basic and diluted shares of the Company’s common stock and basic and diluted earnings per share have been adjusted for the three and nine months ended September 30, 2020 to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

Note 11. Distributions

The Company’s distributions are recorded on the record date. Stockholders have the option to receive payment of the distribution in cash, shares of the Company’s common stock, or a combination of cash and common stock.

The Company’s Board determined not to declare a distribution for the first, second or third quarter of 2021 due to the impact of the COVID-19 pandemic on the Company’s expected net investment income.

Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the nine months ended September 30, 2020, the Company estimated that total distributions of $4.1 million were comprised of approximately $0.5 million from ordinary income and $3.6 million from return of capital. There were no distributions for the three months ended September 30, 2020. There were no distributions for the three and nine months ended September 30, 2021. Distributions may be subject to reclassification based on future dividends and operating results and will not be determined until the end of the year.

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

(1)
Shares and amount per share have been adjusted for the three and nine months ended September 30, 2020 to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2021 and 2020 (dollars in thousands, except share and per share data):

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Per share data(1):
Net asset value at beginning of period	$40.19	$54.84
Net investment (loss) income(2)	(0.83)	0.04
Net realized gain (loss) on investments(2)	0.13	(9.10)
Net unrealized appreciation (depreciation) on investments(2)	1.48	(4.28)
Net realized (loss) gain on extinguishment of debt(2)	(0.30)	0.06
Distributions – return of capital(3)	—	(1.34)
Distributions – net investment income(3)	—	(0.16)
Other(4)	—	(0.07)
Net asset value at end of period	$40.67	$39.99
Net assets at end of period	$110,261	$108,409
Shares outstanding at end of period	2,711,068	2,711,068
Per share market value at end of period	$25.70	$9.41
Total return based on market value(5)	78.35%	(81.13)%
Ratio/Supplemental data:
Ratio of net investment (loss) income to average net assets(6)	(2.66)%	0.14%
Ratio of interest and financing expenses to average net assets(6)	9.49%	13.99%
Ratio of other operating expenses to average net assets(6)	8.88%	9.81%
Ratio of total expenses to average net assets(6)	18.37%	23.80%
Portfolio turnover rate(7)	18.10%	6.74%
Average debt outstanding(8)	$174,357	$270,357
Average debt outstanding per common share	$64.31	$99.72
Asset coverage ratio per unit(9)	$1,883	$1,868

(1)

Shares and per share data has been adjusted for the nine months ended September 30, 2020 to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

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

(9)

Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of September 30, 2020 pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

Note 13. Subsequent Events

As previously disclosed, on October 29, 2021, the Company issued $50,000,000 in aggregate principal amount of its 5.25% Notes due 2026 (the “2026 Notes”) pursuant to a supplemental indenture with U.S. Bank National Association (the “Trustee”), which supplements that certain base indenture, dated as of June 16, 2014. The 2026 Notes were issued in a private placement exempt from registration under the Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds to the Company were approximately $48.8 million, after deducting estimated offering expenses.

In connection with the offering, the Company entered into a Registration Rights Agreement, dated as of October 29, 2021 (the “Registration Rights Agreement”), with the purchasers of the 2026 Notes. Pursuant to the Registration Rights Agreement, the Company is obligated to file with the Securities and Exchange Commission a registration statement relating to an offer to exchange the 2026 Notes for new notes issued by the Company that are registered under the Securities Act and otherwise have terms substantially identical to those of the 2026 Notes, and to use its commercially reasonable efforts to cause such registration statement to be declared effective.

On November 1, 2021, the Company notified the Trustee for the Company’s 2022 Notes, of the Company’s election to redeem the $50,000,000 aggregate principal amount of the 2022 Notes outstanding, and instructed the Trustee to provide notice of such redemption to the holders of the 2022 Notes in accordance with the terms of the indenture governing the 2022 Notes. The Company expects the redemption to be completed on December 6, 2021. Following the redemption, $22,833,200 aggregate principal amount of the 2022 Notes will remain outstanding.

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no other subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of September 30, 2021.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally must invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150%, if certain requirements are met, after such borrowing, with certain limited exceptions. As of September 30, 2021, our asset coverage ratio was 188.3%. To maintain our regulated investment company (“RIC”) status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

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

Retroactive Adjustments for Reverse Stock Split

The share amount and per share amount of our common stock in the consolidated financial statements and notes have been retroactively adjusted for the Reverse Stock Split effected on August 21, 2020 for the three and nine months ended September 30, 2020. See Note 1 for more information regarding the Reverse Stock Split.

Definitive Agreement

On April 20, 2021, Capitala Investment Advisors, LLC (“Capitala”), the Company’s former investment adviser, entered into a definitive agreement (the “Definitive Agreement”) with the Investment Advisor and Mount Logan Capital Inc. (“MLC”), both affiliates of BC Partners Advisors L.P. (“BC Partners”) for U.S. regulatory purposes, whereby Mount Logan acquired certain assets related to Capitala’s business of providing investment management services to the Company (the “Transaction”), through which the Investment Advisor became the Company’s investment adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) with the Company. At a special meeting of the Company’s stockholders (the “Special Meeting”) held on May 27, 2021, the Company’s stockholders approved the Investment Advisory Agreement. The transactions contemplated by the Definitive Agreement closed on July 1, 2021 (the “Closing”).

As part of the Transaction, the Investment Advisor entered into a two-year contractual fee waiver (the “Fee Waiver”) with the Company to waive, to the extent necessary, any capital gains fee under the Investment Advisory Agreement that exceeds what would have been paid to Capitala in the aggregate over such two-year period under the prior advisory agreement.

On the date of the Closing, the Company changed its name from Capitala Finance Corp. to Logan Ridge Finance Corporation and on July 2, 2021, the Company’s common stock began trading on the NASDAQ Global Select Market under the symbol “LRFC.”

On July 1, 2021, in connection with the Closing, the Company’s then-current interested directors and the Company’s then-current independent directors resigned as members of the Board and Ted Goldthorpe, the Chairman and Chief Executive Officer of the Company, along with Alexander Duka, George Grunebaum, and Robert Warshauer, were appointed as members of the Board (the “Directors”). The Directors were appointed by the Board to fill the vacancies created by the resignations described above and the Directors were appointed to the class of directors as determined by the Board in accordance with the Company’s organizational documents. The Company’s stockholders will have the opportunity to vote for each of the Directors when his class of directors is up for reelection.

All of the Company’s then-current officers resigned at the Closing and the Board appointed Ted Goldthorpe as the Company’s Chief Executive Officer and President, Jason Roos as the Company’s Chief Financial Officer, Treasurer and Secretary, Patrick Schafer as the Company’s Chief Investment Officer and David Held as the Company’s Chief Compliance Officer.

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

The Company’s financial statements as of September 30, 2021 and December 31, 2020 and for the periods ended September 30, 2021 and 2020 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

The tax years ended December 31, 2020, 2019, 2018, and 2017 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the periods ended September 30, 2021 and 2020. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of September 30, 2021, and December 31, 2020, the Company recorded a net deferred tax asset of zero. For the three and nine months ended September 30, 2021 and 2020, the Company recorded a deferred tax provision of zero. As of September 30, 2021 and December 31, 2020, the valuation allowance on the Company’s deferred tax asset was $10.7 million and $4.6 million, respectively. During the three and nine months ended September 30, 2021, the Company recognized an increase in the valuation allowance of $7.5 million and $6.1 million, respectively. During the three and nine months ended September 30, 2020, the Company recognized an increase in the valuation allowance of $1.0 million and $1.8 million, respectively.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s U.S. federal income tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of September 30, 2021 and December 31, 2020, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of September 30, 2021 and December 31, 2020. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

Portfolio and Investment Activity

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests primarily in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market companies and traditional middle-market companies. As of September 30, 2021, our portfolio consisted of investments in 33 portfolio companies with a fair value of approximately $195.4 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of September 30, 2021, 11.2% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2020, 14.5% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the three months ended September 30, 2021, we made approximately $33.3 million of investments and had approximately $64.1 million in repayments and sales, resulting in net repayments and sales of approximately $30.8 million for the period. During the three months ended September 30, 2020, we made approximately $0.3 million of investments and had approximately $10.3 million in repayments and sales, resulting in net repayments and sales of approximately $10.0 million for the period.

During the nine months ended September 30, 2021, we made approximately $43.3 million of investments and had approximately $127.5 million in repayments and sales, resulting in net repayments and sales of approximately $84.2 million for the period. During the nine months ended September 30, 2020, we made approximately $21.1 million of investments and had approximately $69.2 million in repayments and sales, resulting in net repayments and sales of approximately $48.1 million for the period

As of September 30, 2021, our debt investment portfolio, which represented 69.1% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 8.9%. As of September 30, 2021, 31.4% of the fair value of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2020, our debt investment portfolio, which represented 75.2% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 10.0%. As of December 31, 2020, 48.9% of the fair value of our debt investment portfolio was bearing a fixed rate of interest.

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

As of September 30, 2021, the Board approved the fair value of our investment portfolio of approximately $195.4 million in good faith in accordance with our valuation procedures. The Board approved the fair value of our investment portfolio as of September 30, 2021 with input from a third-party valuation firm and the Investment Advisor based on information known or knowable as of the valuation date, including trailing and forward-looking data. The COVID-19 pandemic is an unprecedented circumstance that materially impacts the fair value of our investments. As a result, the fair value of our portfolio investments may be further negatively impacted after September 30, 2021 by circumstances and events that are not yet known.

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

As of September 30, 2021, we had debt investments in three portfolio companies on non-accrual status with an aggregate amortized cost of $21.3 million and an aggregate fair value of $9.2 million, which represented 11.0% and 4.7% of the investment portfolio, respectively. As of December 31, 2020, we had debt investments in four portfolio companies on non-accrual status with aggregate amortized cost of $37.5 million and an aggregate fair value of $20.8 million, which represented 13.5% and 7.6% of the investment portfolio, respectively.

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2021 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$126,463	65.1%	$113,854	58.3%
Second Lien Debt	21,055	10.8%	21,165	10.8%
Equity and Warrants	46,788	24.1%	60,366	30.9%
Total	$194,306	100.0%	$195,385	100.0%

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2020 (dollars in thousands):

	Investments at Amortized Cost	Percentage of Total	Investments at Fair Value	Percentage of Total
First Lien Debt	$185,108	66.7%	$167,418	60.9%
Second Lien Debt	39,026	14.0	39,209	14.3
Equity and Warrants	53,518	19.3	68,065	24.8
Total	$277,652	100.0%	$274,692	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021		December 31, 2020
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$35,892	18.4%	$36,794	13.4%
Healthcare	20,848	10.7	23,899	8.7
Information Technology	13,810	7.1	11,154	4.1
Industrials	13,685	7.0	—	—
Textile Equipment Manufacturer	12,010	6.1	11,868	4.3
Multi-platform media and consumer products	10,046	5.1	13,000	4.7
Entertainment	9,840	5.0	10,241	3.7
Financial Services	9,175	4.7	15,721	5.7
Electronic Machine Repair	8,464	4.3	8,759	3.2
Healthcare Management	8,297	4.3	10,673	3.9
QSR Franchisor	6,460	3.3	4,707	1.7
Financials	5,976	3.1	—	—
Consumer Discretionary	5,880	3.0	—	—
Wireless Deployment Services	5,809	3.0	6,948	2.5
Testing laboratories	5,119	2.6	6,449	2.4
Medical Device Distributor	4,930	2.5	5,019	1.8
Online Merchandise Retailer	4,484	2.3	2,253	0.8
Advertising & Marketing Services	4,360	2.2	4,212	1.5
Home Repair Parts Manufacturer	3,300	1.7	2,461	0.9
Automobile Part Manufacturer	2,700	1.4	14,935	5.5
Consumer Products	948	0.5	15,649	5.7
Oil & Gas Engineering and Consulting Services	944	0.5	1,418	0.5
Oil & Gas Services	872	0.4	493	0.2
General Industrial	740	0.4	670	0.3
Data Processing & Digital Marketing	509	0.3	490	0.2
Household Product Manufacturer	287	0.1	758	0.3
Sales & Marketing Services	—	—	20,947	7.6
Security System Services	—	—	14,727	5.4
IT Consulting	—	—	13,199	4.8
Data Services	—	—	3,856	1.4
Footwear Retail	—	—	2,011	0.7
Government Services	—	—	11,381	4.1
Total	$195,385	100.0%	$274,692	100.0%

All investments made by the Company as of September 30, 2021 and December 31, 2020 were made in portfolio companies located in the U.S. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

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

On September 3, 2019, CSLF II entered into a senior secured revolving credit facility (the “CSLF II Credit Facility”) with KeyBank Specialty Finance Lending, an affiliate of KeyCorp. The CSLF II Credit Facility provided for borrowings up to $60.0 million, subject to certain borrowing base restrictions. Borrowings under the CSLF II Credit Facility bore interest at a rate of one-month LIBOR + 2.25%. Prior to the termination of the CSLF II Credit Facility, CSLF II incurred unused fees of 0.35% when utilization of the CSLF II Credit Facility exceeded 50% and 0.65% when utilization of the CSLF II Credit Facility was less than 50%. On June 5, 2020, CSLF II terminated the CSLF II Credit Facility and repaid all amounts outstanding. For the three and nine months ended September 30, 2020, CSLF II incurred interest and financing expenses of $0.0 million and $1.1 million, respectively.

On September 3, 2019, the Company and Trinity committed to provide $25.0 million of subordinated debt (the “Subordinated Notes”) to CSLF II, with the Company providing $5.0 million and Trinity providing $20.0 million. The Subordinated Notes were scheduled to mature on September 3, 2024, however, the Subordinated Notes were terminated on June 12, 2020. For the nine months ended September 30, 2020, CSLF II did not incur any interest and financing expenses related to the Subordinated Notes.

Below are the unaudited statements of operations for CSLF II (dollars in thousands):

For the Nine Months ended
September 30, 2020(1)
INVESTMENT INCOME
Interest income	$650
Fee income	5
Total investment income	$655
EXPENSES
Interest and financing expenses	$1,135
General and administrative expenses	164
Total expenses	$1,299
NET INVESTMENT LOSS	$(644)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(644)
(1)
On June 12, 2020, CSLF II paid a final distribution and returned all capital to investors. Accordingly, a statement of operations is not presented for the three months ended September 30, 2020.

Results of Operations

Operating results for the three and nine months ended September 30, 2021 and 2020 were as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Total investment income	$3,373	$6,694	$13,342	$20,767
Total expenses	4,883	5,952	15,601	20,647
Net investment (loss) income	(1,510)	742	(2,259)	120
Net realized gain (loss) on investments	7,426	(12,344)	349	(24,661)
Net unrealized (depreciation) appreciation on investments	(9,402)	14,802	4,039	(11,599)
Net realized gain (loss) on extinguishment of debt	—	155	(815)	155
Net (decrease) increase in net assets resulting from operations	$(3,486)	$3,355	$1,314	$(35,985)

Investment income

The composition of our investment income for the three and nine months ended September 30, 2021 and 2020 was as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest income	$3,019	$6,003	$11,737	$18,509
Fee income	229	228	470	639
Payment-in-kind interest and dividend income	100	462	393	1,544
Dividend income	24	—	739	25
Interest income from cash and cash equivalents	1	1	3	50
Total investment income	$3,373	$6,694	$13,342	$20,767

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

For the three months ended September 30, 2021, total investment income decreased by $3.3 million, or 49.6%, compared to the three months ended September 30, 2020. The decrease from the prior period was driven by a decrease in interest income from $6.0 million for the three months ended September 30, 2020 to $3.0 million for the three months ended September 30, 2021. The decline in interest income is primarily due to lower average outstanding debt investments for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. PIK income declined from $0.5 million for the three months ended September 30, 2020 to $0.1 million for the three months ended September 30, 2021. The decrease in PIK income was due to a decline in investments with a contractual PIK rate. For the three months ended September 30, 2021, we generated $204 thousand in origination fees from new deployments and $25 thousand in other fees. Comparatively, for the three months ended September 30, 2020, we generated $0.0 million in origination fees from new deployments and $0.2 million in other fees. Dividend income increased from zero for the three months ended September 30, 2020 to $24 thousand for the three months ended September 30, 2021, primarily due to non-recurring dividends received from portfolio companies during the three months ended September 30, 2021.

For the nine months ended September 30, 2021, total investment income decreased by $7.4 million, or 35.8%, compared to the nine months ended September 30, 2020. The decrease from the prior period was driven by a decrease in interest income from $18.5 million for the nine months ended September 30, 2020 to $11.7 million for the nine months ended September 30, 2021. The decline in interest income is primarily due to lower average outstanding debt investments for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. PIK income declined from $1.5 million for the nine months ended September 30, 2020 to $0.4 million for the nine months ended September 30, 2021. The decrease in PIK income was due to a decline in investments with a contractual PIK rate. For the nine months ended September 30, 2021, we generated $378 thousand in origination fees from new deployments and $92 thousand in other fees. Comparatively, for the nine months ended September 30, 2020, we generated $0.2 million in origination fees from new deployments and $0.4 million in other fees. Dividend income increased from $25 thousand for the nine months ended September 30, 2020 to $0.7 million for the nine months ended September 30, 2021, primarily due to non-recurring dividends received from portfolio companies during the nine months ended September 30, 2021.

Operating expenses

The composition of our expenses for the three and nine months ended September 30, 2021 and 2020 was as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest and financing expenses	$2,296	$3,423	$8,061	$12,134
Base management fee	1,111	1,565	3,781	4,988
Administrative service fees	200	350	900	1,050
General and administrative expenses	1,276	614	2,859	2,475
Total expenses	$4,883	$5,952	$15,601	$20,647

For the three months ended September 30, 2021, operating expenses decreased by $1.1 million, or 18.0%, compared to the three months ended September 30, 2020. Interest and financing expenses decreased from $3.4 million for the three months ended September 30, 2020 to $2.3 million for the three months ended September 30, 2021 due primarily to lower average outstanding debt during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Base management fees declined from $1.6 million for the three months ended September 30, 2020 to $1.1 million for the three months ended September 30, 2021, due to lower average assets under management. General and administrative expenses increased from $0.6 million for the three months ended September 30, 2020 to $1.3 million for the three months ended September 30, 2021, primarily due to accelerated one-time prepaid finance cost during the nine months ended September 30, 2021 as well as higher professional fees.

For the nine months ended September 30, 2021, operating expenses decreased by $5.0 million, or 24.4%, compared to the nine months ended September 30, 2020. Interest and financing expenses decreased from $12.1 million for the nine months ended September 30, 2020 to $8.1 million for the nine months ended September 30, 2021 due primarily to lower average outstanding debt during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Base management fees declined from $5.0 million for the nine months ended September 30, 2020 to $3.8 million for the nine months ended September 30, 2021, due to lower average assets under management. General and administrative expenses increased from $2.5 million for the nine months ended September 30, 2020 to $2.8 million for the nine months ended September 30, 2021 primarily due to accelerated one-time prepaid finance cost during the nine months ended September 30, 2021.

Net realized gain (loss) on sales of investments

During the three and nine months ended September 30, 2021, we recognized $7.4 million and $0.3 million of net realized gains on our portfolio investments, respectively. During the three and nine months ended September 30, 2020 we recognized $(12.3) million and $(24.7) million of net realized losses on our portfolio investments, respectively.

Net unrealized appreciation (depreciation) on investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three and nine months ended September 30, 2021, we had $(9.4) million and $4.0 million of net change in unrealized (depreciation) appreciation on investments, respectively. For the three and nine months ended September 30, 2020, we had net change in unrealized appreciation (depreciation) of $14.8 million and $(11.6) million, respectively.

Net realized gain (loss) on extinguishment of debt

For the three and nine months ended September 30, 2021 we had a net realized loss on extinguishment of debt of zero and $(0.8) million, respectively. For the three and nine months ended September 30, 2020 we had a net realized gain on extinguishment of debt of $0.2 million.

Changes in net assets resulting from operations

For the three and nine months ended September 30, 2021, we recorded a net (decrease) increase in net assets resulting from operations of $(3.5) million and $1.3 million, respectively. Based on the weighted average shares of common stock outstanding for the three and nine months September 30, 2021, our per share net (decrease) increase in net assets resulting from operations was $(1.29) and $0.48, respectively.

For the three and nine months ended September 30, 2020, we recorded a net increase (decrease) in net assets resulting from operations of $3.4 million and $(36.0) million, respectively. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2020, our per share net increase (decrease) in net assets resulting from operations was $1.24 and $(13.29), respectively. Per data share has been adjusted for the three and nine months ended September 30, 2020 to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis.

Financial Condition, Liquidity and Capital Resources

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our stockholders, and repay indebtedness.

Since our IPO, we have raised approximately $136.0 million in net proceeds from equity offerings through September 30, 2021.

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

KeyBank Credit Facility

On October 30, 2020, CBL, a direct, wholly owned, consolidated subsidiary of the Company, entered into the KeyBank Credit Facility with the Investment Advisor, as collateral manager, the lenders from time to time parties thereto (each a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $25.0 million as of October 30, 2020. CBL may, on any business day prior to October 28, 2022, request an increase in the aggregate principal amount from $25.0 million to $100.0 million in accordance with the terms and in the manner described in the KeyBank Credit Facility. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through October 28, 2022, unless there is an earlier termination or event of default. The KeyBank Credit Facility matures on October 28, 2023, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at one- month LIBOR plus 3.5%. The KeyBank Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of September 30, 2021, there were no outstanding draws on the KeyBank Credit Facility.

2022 Notes

On May 16, 2017, we issued $70.0 million in aggregate principal amount of 6.0% fixed-rate notes due May 31, 2022 (the “2022 Notes”). On May 25, 2017, we issued an additional $5.0 million in aggregate principal amount of the 2022 Notes pursuant to a partial exercise of the underwriters’ overallotment option. The 2022 Notes will mature on May 31, 2022 and may be redeemed in whole or in part at any time or from time to time at our option on or after May 31, 2019 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2022 Notes is payable quarterly. The 2022 Notes are listed on the NASDAQ Global Select Market under the trading symbol “CPTAL” with a par value of $25.00 per share. As of September 30, 2021, the Company had approximately $72.8 million in aggregate principal amount of 2022 Notes outstanding.

2022 Convertible Notes

On May 26, 2017, we issued $50.0 million in aggregate principal amount of 5.75% fixed-rate convertible notes due May 31, 2022 (the “2022 Convertible Notes”). On June 26, 2017, we issued an additional $2.1 million in aggregate principal amount of the 2022 Convertible Notes pursuant to a partial exercise of the underwriters’ overallotment option. Interest on the 2022 Convertible Notes is payable quarterly. The 2022 Convertible Notes are listed on the NASDAQ Capital Market under the trading symbol “CPTAG” with a par value of $25.00 per share. As of September 30, 2021, the Company had approximately $52.1 million in aggregate principal amount of 2022 Convertible Notes outstanding.

Bond Repurchase Program

On July 30, 2020, the Board approved a bond repurchase program which authorizes the Company to repurchase up to an aggregate of $10.0 million worth of the Company's outstanding 2022 Notes and/or 2022 Convertible Notes (the "Bond Repurchase Program"). The Bond Repurchase Program expired on July 30, 2021. During the three and nine months ended September 30, 2021, the Company did not purchase any of the 2022 Notes or the 2022 Convertible Notes.

Asset Coverage Ratio

We are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150% if certain requirements are met, after such borrowing, with certain limited exceptions. As of September 30, 2021, our asset coverage ratio was 188%. If our asset coverage ratio falls below 150% due a decline in the fair market of our portfolio, including as the result of the economic impact caused by the COVID-19 pandemic, we may be limited in our ability to raise additional debt.

Cash and Cash Equivalents

As of September 30, 2021, we had $37.4 million in cash and cash equivalents, and our net assets totaled $110.3 million.

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

A summary of our significant contractual payment obligations as of September 30, 2021 are as follows (dollars in thousands):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
2022 Notes	72,833	—	—	—	72,833
2022 Convertible Notes	52,088	—	—	—	52,088
KeyBank Credit Facility	—	—	—	—	—
Total Contractual Obligations	$124,921	$—	$—	$—	$124,921

Distributions

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we timely distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. We made quarterly distributions to our stockholders for the first four full quarters subsequent to our IPO. To the extent we had income available, we made monthly distributions to our stockholders from October 30, 2014 until March 30, 2020. As announced on April 1, 2020, distributions, if any, will be made on a quarterly basis effective during the second quarter of 2020. Our stockholder distributions, if any, will be determined by our Board on a quarterly basis. Any distributions to our stockholders will be declared out of assets legally available for distribution. The Company’s Board determined not to declare a distribution for the first, second or third quarter of 2021 due to the impact of the COVID-19 pandemic on the Company’s expected net investment income.

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

The following tables summarize our distributions declared from January 1, 2019 through September 30, 2021:

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

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $9.0 million (Accordion Partners LLC), $3.5 million (J5 Infrastructure Partners, LLC), $2.5 million (Marble Point Credit Management LLC), $1.0 million (U.S. BioTek Laboratories, LLC), and $7.1 million (Wealth Enhancement Group, LLC).

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

As previously disclosed, on October 29, 2021, the Company issued $50,000,000 in aggregate principal amount of its 5.25% Notes due 2026 (the “ 2026 Notes”) pursuant to a supplemental indenture with U.S. Bank National Association (the “Trustee”), which supplements that certain base indenture, dated as of June 16, 2014. The 2026 Notes were issued in a private placement exempt from registration under the Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds to the Company were approximately $48.8 million, after deducting estimated offering expenses.

In connection with the offering, the Company entered into a Registration Rights Agreement, dated as of October 29, 2021 (the “Registration Rights Agreement”), with the purchasers of the 2026 Notes. Pursuant to the Registration Rights Agreement, the Company is obligated to file with the Securities and Exchange Commission a registration statement relating to an offer to exchange the 2026 Notes for new notes issued by the Company that are registered under the Securities Act and otherwise have terms substantially identical to those of the 2026 Notes, and to use its commercially reasonable efforts to cause such registration statement to be declared effective.

On November 1, 2021, the Company notified the Trustee for the Company’s 2022 Notes, of the Company’s election to redeem the $50,000,000 aggregate principal amount of the 2022 Notes outstanding, and instructed the Trustee to provide notice of such redemption to the holders of the 2022 Notes in accordance with the terms of the indenture governing the 2022 Notes. The Company expects the redemption to be completed on December 6, 2021. Following the redemption, $22,833,200 aggregate principal amount of the 2022 Notes will remain outstanding.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts subject to the requirements of the 1940 Act. For the nine months ended September 30, 2021, we did not engage in hedging activities.

As of September 30, 2021, we held 22 securities bearing a variable rate of interest. Our variable rate investments represent approximately 68.6% of the fair value of total debt investments. As of September 30, 2021, 100.0% of variable rate securities were yielding interest at a rate equal to the established interest rate floor. As of September 30, 2021, we had zero outstanding on our KeyBank Credit Facility, which has a variable rate of interest at one-month LIBOR + 3.5%. Our KeyBank Credit Facility is subject to an interest rate floor such that the minimum interest rate is 4.25%. As of September 30, 2021, all of our other interest paying liabilities, consisting of $72.8 million in 2022 Notes and $52.1 million in 2022 Convertible Notes, were bearing interest at a fixed rate.

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

Based on our September 30, 2021 consolidated statement of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$1,541	$—	$1,541
Up 200 basis points	$666	$—	$666
Up 100 basis points	$146	$—	$146
Down 100 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 300 basis points	$—	$—	$—

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

As of September 30, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)
Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Annual Report on Form 10-K”), which could materially affect our business, financial condition and/or operating results. The risks described in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the risk factors below, during the nine months ended September 30, 2021, there have been no material changes from the risk factors set forth in the Annual Report on Form 10-K.

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

Date: November 10, 2021	By	/s/ Ted Goldthorpe
Ted Goldthorpe
Chief Executive Officer and President
(Principal Executive Officer)
Logan Ridge Finance Corporation

Date: November 10, 2021	By	/s/ Jason Roos
Jason Roos
Chief Financial Officer
(Principal Financial Officer)
Logan Ridge Finance Corporation