Form 10-K
period 2021-12-31
Logan Ridge Finance Corp.
filed 2022-03-14
CIK 1571329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2021

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive office, telephone number and state or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number
814-01022	Logan Ridge Finance Corporation 650 Madison Avenue, 23rd Floor New York, New York 10022 Telephone: (212) 891-2880 State of Incorporation: Maryland	90-0945675

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share 5.75% Convertible Notes due 2022 6.00% Notes due 2022	LRFC CPTAG CPTAL	NASDAQ Global Select Market NASDAQ Capital Market NASDAQ Global Select Market

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $66.6 million based on the number of shares held by non-affiliates of the registrant as of June 30, 2021, which was the last business day of the registrant’s most recently completed second fiscal quarter. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

The number of shares of Logan Ridge Finance Corporation’s common stock, $0.01 par value, outstanding as of March 7, 2022 was 2,711,068.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2021 are incorporated by reference in Part III of this Form 10-K.

i

PART I

In this Annual Report on Form 10-K, except as otherwise indicated, the terms:

•
“we,” “us,” “our,” “Logan Ridge” and the “Company” refer to Logan Ridge Finance Corporation, together with its consolidated subsidiaries;
•
The “Investment Advisor” and “Mount Logan” refer to Mount Logan Management LLC, our investment adviser; and
•
The “Administrator” refers to BC Partners Management LLC, our administrator and an affiliate of BC Partners.

ITEM 1. BUSINESS

FORMATION OF OUR COMPANY

We are an externally managed non-diversified closed-end management investment company incorporated in Maryland that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We commenced operations on May 24, 2013 and completed our initial public offering (“IPO”) on September 30, 2013. We are managed by Mount Logan Management LLC, an investment adviser that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and BC Partners Management LLC provides the administrative services necessary for us to operate. For U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

On September 24, 2013, we acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of our common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became our wholly owned subsidiaries. Fund II and Fund III retained their small business investment company (“SBIC”) licenses, continued to hold their existing investments at the time of the IPO and have continued to make new investments. The IPO consisted of the sale of 4,000,000 shares of our common stock at a price of $20.00 per share resulting in net proceeds to us of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to us, and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (“SBA-guaranteed debentures”) and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. As of December 31, 2021, there were no SBA-guaranteed debentures outstanding.

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

All of the Company’s then-current officers resigned at the Closing and the Board appointed Ted Goldthorpe as the Company’s Chief Executive Officer and President, Jason Roos as the Company’s Chief Financial Officer, Treasurer and Secretary, Patrick Schafer as the Company’s Chief Investment Officer and David Held as the Company’s Chief Compliance Officer. On November 9, 2021, Jason Roos was replaced as Secretary and Treasurer of the Company by Brandon Satoren, who was also appointed as Chief Accounting Officer. Mr. Roos continues to serve as Chief Financial Officer of the Company.

SUMMARY RISK FACTORS

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A of this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC.

Risks Relating to Our Business and Structure

•
Our financial condition and results of operations depend on our ability to effectively manage and deploy capital.
•
We depend upon Mount Logan Management LLC’s key personnel for our future success.
•
We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
•
Any inability of Mount Logan Management LLC to maintain or develop strong referral relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
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
•
Inflation may adversely affect our business and operations and those of our portfolio companies.
•
Disruptions to the global supply chain may have adverse impact on our portfolio companies and, in turn, harm us.
•
We will be subject to corporate-level U.S. federal income tax if we are unable to qualify or maintain our RIC tax treatment under the Code.
•
Mount Logan Management LLC is not obligated to reimburse us for any part of the incentive fee it receives that is based on accrued income that we never receive.
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
•
Your interest in Logan Ridge may be diluted if you do not fully exercise your subscription rights in any rights offering.
•
If we issue preferred stock, the net asset value and market value of our common stock will likely become more volatile.
•
Holders of any preferred stock we might issue would have the right to elect members of our Board and class voting rights on certain matters.

OUR INVESTMENT STRATEGY

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We expect the companies in which we invest will generally have between $5 million and $50 million in trailing twelve-month earnings before interest, tax, depreciation and amortization (“EBITDA”). We believe our focus on direct lending to private companies enables us to receive higher interest rates and more substantial equity participation. As part of that strategy, we may invest in first lien loans, which have a first priority security interest in all or some of the borrower’s assets. In addition, our first lien loans may include positions in “stretch” senior secured loans, also referred to as “unitranche” loans, which combine characteristics of traditional first lien senior secured loans and second lien loans, providing us with greater influence and security in the primary collateral of a borrower and potentially mitigating loss of principal should a borrower default. We also may invest in second lien loans, which have a second priority security interest in all or substantially all of the borrower’s assets. In addition to debt securities, we may acquire equity or detachable equity-related interests (including warrants) from a borrower. Typically, the debt in which we invest is not initially rated by any rating agency; however, we believe that if such investments were rated, they would be rated below investment grade. Below investment grade securities, which are often referred to as “high yield” or “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. We intend to target investments that mature in four to six years from our investment.

We typically will not limit the size of our loan commitments to a specific percentage of a borrower’s assets that serve as collateral for our loan, although we attempt to protect against risk of loss on our debt investments by structuring, underwriting and pricing loans based on anticipated cash flows of our borrowers.

OUR INVESTMENT ADVISOR

We are managed by the Investment Advisor, whose investment team members have significant and diverse experience financing, advising, operating and investing in lower middle-market and traditional middle-market companies. Mount Logan was formed in 2020 and is registered as an investment adviser under the Advisers Act. Mount Logan is controlled by MLC, a publicly listed Canada-based alternative asset management company. Mount Logan is an affiliate of BC Partners for U.S. regulatory purposes and BC Partners provides Mount Logan with personnel pursuant to a resource sharing agreement, which allows Mount Logan to utilize the resources of BC Partners' broader credit team.

MLC is managed by the founders of BC Partners Credit bringing to bear the investment expertise and deep resources of the broader BC Partners platform, all of which the Company - as an entity within the BC Partners ecosystem - benefits from. Mount Logan provides investment management services to privately offered investment funds and acts as the collateral manager to issuers of collateralized loan obligations ("CLOs") backed by debt obligations and similar assets.

Mount Logan's investment committee, or the Mount Logan Investment Committee, includes Ted Goldthorpe, Matthias Ederer, Henry Wang and Raymond Svider, each experienced members of Mount Logan's investment personnel.

With approximately $40 billion in assets under management and offices in London, Paris, Hamburg, and New York, the BC Partners organization is comprised of a private equity platform, a credit platform, and a real estate platform. All three platforms operate as integrated businesses within the overall BC Partners organization. Founded in 1986, BC Partners grew and evolved with the development of the European private equity market, consistently maintaining its position as one of the leading buyout firms in the region. It subsequently expanded investment operations to North America to support larger transactions operating more globally and established a successful investment platform for buyouts of businesses based in the United States and around the world. BC Partners expanded its strategic offering by establishing a credit platform in 2017 and a real estate platform in 2018. BC Partners has a 35-year investing track record across a variety of geographies and sectors. Throughout its investment history, BC Partners has built strong and longstanding relationships with global institutional investors.

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

On October 23, 2018, the SEC issued an order granting an application for exemptive relief to an affiliate of our Investment Advisor that allows BDCs managed by the Investment Advisor, including Logan Ridge, to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Investment Advisor or its affiliates, including BCP Special Opportunities Fund I LP, BC Partners Lending Corporation and any future funds that are advised by the Investment Advisor or its affiliated investment advisers.

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

•
Established Companies With Positive Cash Flow. We seek to invest in established companies with a history of generating revenues and positive cash flows. We intend to focus on companies with a history of profitability and minimum trailing twelve-month EBITDA of between $5 million and $50 million. We do not intend to invest in start-up companies, distressed or “turn-around” situations or companies with business plans that we do not understand.
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
•
Strong Competitive Position. We intend to invest in companies that have developed strong, defensible product or service offerings within their respective market segments. These companies should be well positioned to capitalize on organic and strategic growth opportunities and should compete in industries with strong fundamentals and meaningful barriers to entry. We further analyze prospective portfolio investments in order to identify competitive advantages within their respective industries, which may result in superior operating margins or industry-leading growth.
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

Debt Investments

The Investment Advisor’s investment team tailors the terms of each debt investment to the facts and circumstances of the transaction, the needs of the prospective portfolio company and, as applicable, its financial sponsor, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. We expect our primary source of return to be the cash interest we will collect on our debt investments. We also typically seek board observation rights with each portfolio company, and we offer (and have historically provided) managerial and strategic assistance to these companies. We seek to further protect invested principal by negotiating appropriate affirmative, negative and financial covenants in our debt documents that are conservative enough to represent a prudent cushion at closing or to budgeted projections, but that are flexible enough to afford our portfolio companies and their financial sponsors sufficient latitude to allow them to grow their businesses. Typical covenants include default triggers and remedies (including penalties), lien protection, leverage and fixed charge coverage ratios, change of control provisions and put rights. Most of our debt investments feature call protection to enhance our total return on debt investments that are repaid prior to maturity.

Most of our debt investments are structured as first lien loans, and as of December 31, 2021, 73.6% of the fair value of our debt investments consisted of such investments. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt in one debt security, bifurcating the loan into a first-out tranche and last-out tranche. As of December 31, 2021, 8.5% of the fair value of our first lien loans consisted of last-out loans. We believe that unitranche debt can be attractive for many lower middle-market and traditional middle-market businesses, given the reduced structural complexity, single lender interface and elimination of intercreditor or potential agency conflicts among lenders.

We may also invest in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender. On a fair market value basis, 22.6% of our debt investments consisted of second lien loans as of December 31, 2021.

Some of our debt investments have payment-in-kind (“PIK”) interest, which is a form of interest that is not paid currently in cash but is accrued and added to the loan balance until paid at the end of the term. While we generally seek to minimize the percentage of our fixed return that is in the form of PIK interest, we sometimes receive PIK interest due to prevailing market conditions that do not support the overall blended interest yield on our debt investments being paid in all-cash interest. As of December 31, 2021, our weighted average PIK yield was 0.1%. As of December 31, 2021, the weighted average annualized cash yield on our debt portfolio was 9.4%. In addition to yield in the form of current cash and PIK interest, some of our debt investments include an equity component, such as a warrant to purchase a common equity interest in the borrower for a nominal price.

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

INVESTMENT PROCESS

The management of our investment portfolio is the responsibility of Mount Logan and the Logan Ridge investment team (the "LRFC Investment Team"). All investment decisions require the majority approval of the Mount Logan Investment Committee. The LRFC Investment Team sources, identifies and diligences investment opportunities and presents the opportunity to the Mount Logan Investment Committee for approval. The Mount Logan Investment Committee is currently comprised of three members of BC Partners Credit ("BCP Credit") (Ted Goldthorpe, Matthias Ederer and Henry Wang), and one member of BC Partners Private Equity (Raymond Svider). The Mount Logan Investment Committee meets regularly to review the opportunities presented by the LRFC Investment Team. Follow-on investments in existing portfolio companies may require the Mount Logan's Investment Committee approval beyond that obtained when the initial investment in the company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Mount Logan Investment Committee. The Board, including a majority of the Independent Directors, oversees and monitors the investment performance and, beginning with the second anniversary of the effective date of the Investment Advisory Agreement, will annually review the compensation Logan Ridge pays to Mount Logan.

None of Mount Logan's investment professionals receive any direct compensation from Logan Ridge in connection with the management of Logan Ridge's portfolio.

The following individuals (the "LRFC Portfolio Managers") have senior responsibility for the management of our investment portfolio: Ted Goldthorpe, Matthias Ederer, Henry Wang, Raymond Svider and Patrick Schafer. Mr. Schafer is Logan Ridge's Chief lnvestment Officer and has primary responsibility for the day-to-day implementation and management of Logan Ridge's investment portfolio.

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

AGREEMENTS

Investment Advisory Agreement

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

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Advisor that would, when taken together with all other incentive fees paid to the Investment Advisor during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. As of December 31, 2021 and December 31, 2020, the Company had incentive fees payable to the Investment Advisor of zero and $3.7 million related to fees earned in prior years but deferred under the incentive fee deferral mechanism.

The Investment Advisor entered into a two-year contractual fee waiver (the “Fee Waiver”) with the Company to waive, to the extent necessary, any capital gains fee under the Investment Advisory Agreement that exceeds what would have been paid to our prior investment advisor, Capitala Investment Advisors, LLC, in the aggregate over such two-year period under the prior advisory agreement.

Graphical Representation and Examples under the Investment Advisory Agreement

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive fee net investment income

(expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income allocated to the Mount Logan Management LLC

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

Examples of Quarterly Incentive Fee Calculation under the Investment Advisory Agreement

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
(4)
The “catch-up” provision is intended to provide the Investment Advisor with an incentive fee of 20% on all of Logan Ridge’s pre-incentive fee net investment income as if a hurdle rate did not apply when its net investment income exceeds 2.5% in any calendar quarter.

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

Prior Investment Advisory Agreement

On September 24, 2013, the Company entered into an investment advisory agreement (the “Prior Investment Advisory Agreement”) with our Prior Investment Advisor, Capitala Investment Advisors, LLC (“Capitala”), which was initially approved by the Board on June 10, 2013. As described in our Proxy Statement on Schedule 14A, filed on May 4, 2021, which is incorporated herein by reference, the terms of the Prior Investment Advisory Agreement are substantially the same as those contained in the Investment Advisory Agreement, other than the reset of the capital gains incentive fee lookback feature to the date when Mount Logan assumed management of the Company

Our Prior Investment Advisor is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our Board, our Prior Investment Advisor managed our day-to-day operations, and provided investment advisory and management services to us. Under the terms of our Prior Investment Advisory Agreement, the Prior Investment Advisor:

•
determined the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•
identified, evaluated and negotiated the structure of the investments we made (including performing due diligence on our prospective portfolio companies);
•
closed and monitored the investments we made; and
•
provided us with other investment advisory, research and related services as we may have from time to time required.

The Prior Investment Advisor’s services under the Prior Investment Advisory Agreement were not exclusive, and it was free to furnish similar services to other entities so long as its services to us were not impaired.

Pursuant to the Prior Investment Advisory Agreement, we agreed to pay the Prior Investment Advisor a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee.

Prior Management Fee

The prior base management fee was calculated at an annual rate of 1.75% of our gross assets, which was our total assets as reflected on our consolidated statements of assets and liabilities and included any borrowings for investment purposes. Although we did not anticipate making significant investments in derivative financial instruments, the fair value of any such investments, which would not necessarily equal their notional value, would be included in our calculation of gross assets. For services rendered under the Prior Investment Advisory Agreement, the base management fee was payable quarterly in arrears. The base management fee was calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter.

Prior Incentive Fee

The prior incentive fee consists of the following two parts:

The first part of the prior incentive fee was calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, diligence and consulting fees or other fees that we received from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement between us and the prior administrator (the “Prior Administration Agreement”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the prior incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income did not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, was compared to a hurdle of 2.0% per quarter (8.0% annualized). We paid the Prior Investment Advisor an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•
no incentive fee in any calendar quarter in which our pre-incentive fee net investment income did not exceed the hurdle of 2.0%;
•
100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeded the hurdle but was less than 2.5% in any calendar quarter (10.0% annualized). We refer to this portion of our pre-incentive fee net investment income (which exceeded the hurdle but was less than 2.5%) as the “catch-up.” The “catch-up” was meant to provide our Prior Investment Advisor with 20% of our pre-incentive fee net investment income as if a hurdle did not apply if this net investment income exceeded 2.5% in any calendar quarter; and
•
20% of the amount of our pre-incentive fee net investment income, if any, that exceeded 2.5% in any calendar quarter (10.0% annualized) was payable to the Prior Investment Advisor (once the hurdle was reached and the catch-up was achieved, 20% of all pre-incentive fee investment income thereafter was allocated to the Prior Investment Advisor).

The second part of the prior incentive fee was determined and payable in arrears as of the end of each calendar year (or upon termination of the Prior Investment Advisory Agreement, as of the termination date), and would equal 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio.

The Company would defer cash payment of the portion of any incentive fee otherwise earned by the Prior Investment Advisor that would, when taken together with all other prior incentive fees paid to the Prior Investment Advisor during the most recent 12 full calendar month period ending on or prior to the date such payment was to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees would be carried over for payment in subsequent calculation periods to the extent such payment was payable under the Prior Investment Advisory Agreement.

The Prior Investment Advisor voluntarily agreed to waive all or such portion of the quarterly incentive fees earned by the Prior Investment Advisor that would otherwise cause our quarterly net investment income to be less than the distribution payments declared by our Board. Quarterly prior incentive fees were earned by the Prior Investment Advisor pursuant to the Prior Investment Advisory Agreement. Prior Incentive fees subject to the waiver could not exceed the amount of incentive fees earned during the period, as calculated on a quarterly basis. The Prior Investment Advisor would not be entitled to recoup any amount of prior incentive fees that it waived. The waiver was effective in the fourth quarter of 2015 and continued through termination of the Prior Investment Advisory Agreement.

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

Duration and Termination

On July 1, 2021, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement with the Investment Advisor, which was approved by the Company’s stockholders on May 27, 2021. Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect until July 1, 2023, a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by the Board or by a majority of our outstanding voting securities, including, in either case, by a majority of our directors who are not ~~“~~"interested persons" as such term is defined in Section 2(a)(19) of the 1940 Act ("Independent Directors"). The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may also be terminated by either party without penalty upon not less than 60 days’ written notice to the other party. See “Risk Factors — Risks Relating to Our Business and Structure — Mount Logan Management LLC has the right to resign on 60 days’ notice and we may not be able to find a suitable replacement within such time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

Indemnification

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Investment Advisor and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from Logan Ridge for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Investment Advisor’s services under the Investment Advisory Agreement or otherwise as an investment adviser of Logan Ridge.

Organization of the Investment Advisor

The Investment Advisor is a Delaware limited liability company. The principal executive offices of the Investment Advisor are located at 650 Madison Avenue, 23rd Floor, New York, New York 10022.

Administration Agreement

BC Partners Management LLC, a Delaware limited liability company, serves as our administrator. The principal executive offices of our administrator are located at 650 Madison Avenue, 23rd Floor, New York, New York 10022. Pursuant to the Administration Agreement, our administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, our administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders. In addition, our administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our administrator's overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our chief financial officer, chief compliance officer and our allocable portion of the compensation of their respective administrative support staff. Under the Administration Agreement, our administrator will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. Unless terminated earlier in accordance with its terms, the Administration Agreement will remain in effect if approved annually by our Board. On July 1, 2021, we entered into the Administration Agreement. The Administration Agreement may be terminated by either party without penalty upon 60 days' written notice to the other party. To the extent that our administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to our administrator. Stockholder approval is not required to amend the Administration Agreement.

The Administration Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our administrator and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from Logan Ridge for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of our administrator's services under the Administration Agreement or otherwise as administrator for Logan Ridge.

Prior Administration Agreement

The Prior Administration Agreement was initially approved by the Board on June 10, 2013 (the “Prior Administration Agreement”) and signed on September 24, 2013. The principal executive offices of our Prior Administrator, Capitala Advisors Corp., are located at 4201 Congress Street, Suite 360, Charlotte, North Carolina 28209. The Prior Administrator, pursuant to a sub-administration agreement, engaged U.S. Bank Global Fund Services to act on behalf of the Prior Administrator in its performance of certain administrative services for us. The principal office of U.S. Bank Global Fund Services is 777 East Wisconsin Avenue, Milwaukee, Wisconsin 53202. Pursuant to the Prior Administration Agreement, our prior administrator furnished us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Prior Administration Agreement, our Prior Administrator also performed, or oversaw the performance of, our required administrative services, which included, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders. In addition, our Prior Administrator assisted us in determining and publishing our net asset value, oversaw the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversaw the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Prior Administration Agreement were equal to an amount based upon our allocable portion of our Prior Administrator’s overhead in performing its obligations under the Prior Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of our chief financial officer, chief compliance officer and our allocable portion of the compensation of their respective administrative support staff. Under the Prior Administration Agreement, our Prior Administrator would also provide on our behalf managerial assistance to those portfolio companies that requested such assistance. Unless terminated earlier in accordance with its terms, the Prior Administration Agreement would remain in effect if approved annually by our Board. On July 30, 2020, the Board approved the renewal of the Prior Administration Agreement. The Prior Administration Agreement could be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our Prior Administrator outsourced any of its functions, we would pay the fees associated with such functions on a direct basis without any incremental profit to our Prior Administrator. Stockholder approval was not required to amend the Prior Administration Agreement.

Our Prior Administrator also provided administrative services to our Prior Investment Advisor. As a result, the Prior Investment Advisor would also reimburse our Prior Administrator for its allocable portion of our Prior Administrator’s overhead, including rent, the fees and expenses associated with performing compliance functions for the Prior Investment Advisor, and its allocable portion of the compensation of any administrative support staff. The Prior Administration Agreement provided that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Prior Administrator and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it were entitled to indemnification from Logan Ridge for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Prior Administrator’s services under the Prior Administration Agreement or otherwise as administrator for Logan Ridge.

Prior License Agreement

We entered into a license agreement with the Prior Investment Advisor pursuant to which the Prior Investment Advisor agreed to grant us a non-exclusive, royalty-free license to use the name “Capitala.” Under this agreement, we had a right to use the Capitala name for so long as the Prior Investment Advisory Agreement with the Prior Investment Advisor was in effect. Other than with respect to this limited license, we had no legal right to the “Capitala” name.

Staffing

Logan Ridge has no employees. The Company is externally managed by the Investment Advisor, an affiliate of BC Partners, pursuant to the Investment Advisory Agreement. Mr. Goldthorpe, an interested member of the Board, has a direct or indirect pecuniary interest in the Investment Advisor. The Investment Advisor is a registered investment adviser under the Advisers Act. The Adviser is an affiliate of BC Partners Advisors L.P. for U.S. regulatory purposes. MLC is the ultimate control person of the Investment Advisor.

Under the Investment Advisory Agreement, fees payable to the Investment Advisor equal (i) the Base Management Fee and (ii) the Incentive Fee. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of the outstanding shares, and, in each case, a majority of the independent directors.

Pursuant to the Administration Agreement, the Administrator provides administrative services to the Company necessary for the operations of the Company, which include providing to the Company office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and such other services as the Administrator, subject to review by the Board, shall from time to time deem to be necessary or useful to perform its obligations under the applicable Administration Agreement. The Administrator also provides to the Company portfolio collection functions for and is responsible for the financial and other records that the Company is required to maintain and prepares, prints and disseminates reports to the Company’s stockholders and reports and all other materials filed with the SEC.

For providing these services, facilities and personnel, the Company reimburses the Administrator the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the costs of compensation and related expenses of its chief financial officer~~,~~ and chief compliance officer~~,~~ and their respective staffs.

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

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC. On October 23, 2018, the SEC issued an order granting an application for exemptive relief to an affiliate of our Investment Advisor that allows BDCs managed by the Investment Advisor, including Logan Ridge, to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Investment Advisor or its affiliates and any future funds that are advised by the Investment Advisor or its affiliated investment advisers. Under the terms of the exemptive order, in order for Logan Ridge to participate in a co-investment transaction, a “required majority” (as defined in Section 57(o) of the 1940 Act) of Logan Ridge’s independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to Logan Ridge and its stockholders and do not involve overreaching with respect of Logan Ridge or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of Logan Ridge’s stockholders and is consistent with Logan Ridge’s investment objectives and strategies and certain criteria established by the Board. We believe this relief may not only enhance our ability to further our investment objectives and strategies, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us in the absence of such relief.

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

CODE OF ETHICS

We and our Investment Advisor have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act that establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics generally does not permit investments by our employees in securities that may be purchased or held by us. Our code of ethics is also available on our website at www.loganridgefinance.com.

COMPLIANCE POLICIES AND PROCEDURES

We and our Investment Advisor have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures. David Held currently serves as our chief compliance officer.

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

Proxy Voting Records

You may obtain information about how we voted proxies by making a written request for proxy voting information to: Mount Logan Management LLC, LLC, 650 Madison Avenue, 23rd Floor, New York, New York 10022.

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

SMALL BUSINESS INVESTMENT COMPANY REGULATIONS

The Company, through its wholly owned subsidiaries Fund II and Fund III, historically used debenture leverage provided through the SBA to fund a portion of its investment portfolio.

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

On March 1, 2019, Fund II repaid its outstanding SBA-guaranteed debentures and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. As of September 30, 2021, there were no SBA-guaranteed debentures outstanding.

NASDAQ GLOBAL SELECT MARKET REQUIREMENTS

We have adopted certain policies and procedures intended to comply with the NASDAQ Global Select Market’s corporate governance rules. We will continue to monitor our compliance with all future listing standards that are approved by the SEC and will take actions necessary to ensure that we are in compliance therewith.

AVAILABLE INFORMATION

Our executive offices are located at 650 Madison Avenue, 23rd Floor, New York, New York 10022. We maintain a website located at www.loganridgefinance.com and our phone number is (212) 891-2880. We make available free of charge on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practical after we file such material with, or furnish to, the SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and you should not consider information contained on our website to be part of this Annual Report on Form 10-K or any other report we file with the SEC.

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

We depend upon Mount Logan Management LLC's key personnel for our future success.

We depend on the diligence, skill and network of business contacts Ted Goldthorpe, Matthias Ederer, Henry Wang and Raymond Svider, each experienced members of Mount Logan’s investment personnel, who serve as the members of the investment committee of the Investment Advisor. Our success depends on the continued service of these individuals and the other senior investment professionals available to the Investment Advisor. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any of these individuals to terminate his relationship with us. Additionally, we cannot assure you that a reduction in revenue to the Investment Advisor, including as a result of fee waivers or a decrease in our assets, would not lead to a loss of investment professionals in the future. Such loss of members of the Investment Advisor’s investment committee and other investment professionals could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that the Investment Advisor will continue indefinitely as our investment adviser.

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

Any inability of Mount Logan Management LLC to maintain or develop strong referral relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

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

Our success depends on the ability of Mount Logan Management LLC to attract and retain qualified personnel in a competitive environment.

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

As a BDC, we are substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds unless we obtain an exemptive order from the SEC. On October 23, 2018, the SEC issued an order granting an application for exemptive relief to an affiliate of our Investment Advisor that allows BDCs managed by the Investment Advisor, including Logan Ridge, to co-invest, subject to the satisfaction of certain conditions in certain private placement transactions, with other funds managed by the Investment Advisor or its affiliates and any future funds that are advised by the Investment Advisor or its affiliated investment advisers.

Under the terms of the exemptive order, in order for Logan Ridge to participate in a co-investment transaction, a “required majority” (as defined in Section 57(o) of the 1940 Act) of Logan Ridge’s independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to Logan Ridge and its stockholders and do not involve overreaching with respect of Logan Ridge or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of Logan Ridge’s stockholders and is consistent with Logan Ridge’s investment objectives and strategies and certain criteria established by the Board. We believe this relief may not only enhance our ability to further our investment objectives and strategies, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us in the absence of such relief.

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

The investment committee and other investment professionals of Mount Logan Management LLC may, from time to time, possess material non-public information about or related to our portfolio companies, limiting our investment discretion.

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

The terms of the Investment Advisory Agreement with Mount Logan Management LLC and the Administration Agreement with our Administrator were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third-party, including an incentive fee structure that may induce Mount Logan Management LLC to pursue speculative investments, and to use leverage when it may be unwise to do so.

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

Mount Logan Management LLC’s liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify Mount Logan Management LLC against certain liabilities, which may lead Mount Logan Management LLC to act in a riskier manner on our behalf than it would when acting for its own account.

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

PIK interest payments we receive will increase our assets under management and, as a result, will increase the amount of base management fees and incentive fees payable by us to Mount Logan Management LLC.

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

Mount Logan Management LLC has the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within such time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

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

Mount Logan Management LLC may not be able to achieve the same or similar returns as those achieved for other funds it currently manages or by its investment team while they were employed at prior positions.

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

As of December 31, 2021, we had $50.0 million of 5.25% fixed rate notes due October 30, 2026 (the "2026 Notes"), $22.8 million of 6.0% fixed rate notes due May 31, 2022 (the “2022 Notes”) outstanding, and $52.1 million of 5.75% fixed rate convertible notes due May 31, 2022 (the “2022 Convertible Notes”) outstanding. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interests.

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

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. In addition to the 2026 Notes, the 2022 Notes, the 2022 Convertible Notes, and the KeyBank Credit Facility, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not been leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distributions on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our Investment Advisor will be payable based on our gross assets, including those assets acquired through the use of leverage, our Investment Advisor will have a financial incentive to incur leverage that may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to our Investment Advisor.

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

Assumed Return on Our Portfolio (1) (net of expenses)	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	-29.2%	-17.8%	-6.5%	4.8%	16.1%

(1)
Assumes $242.2 million in total assets, $124.9 million in debt outstanding and $107.0 million in net assets as of December 31, 2021. Assumes an average cost of funds of 5.6% which includes the stated interest rate. Actual interest payments may be different.

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

We had $50.0 million, $22.8 million and $52.1 million, respectively, of the 2026 Notes, 2022 Notes and 2022 Convertible Notes outstanding as of December 31, 2021. In addition, as of December 31, 2021, we had zero outstanding under the KeyBank Credit Facility that provides for borrowings of up to $25.0 million on a revolving basis and may be increased up to $100.0 million in accordance with the terms and in the manner described in the KeyBank Credit Facility. If we are unable to secure additional debt financing on commercially reasonable terms, our liquidity could be reduced significantly. If we are unable to repay amounts outstanding under any debt facilities we may obtain and are declared in default or are unable to renew or refinance these facilities, we may not be able to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, another economic downturn or an operational problem that affects third parties or us and could materially damage our business.

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

So far, the COVID-19 pandemic has resulted in, among other things, increased draws by borrowers on revolving lines of credit and increased requests by borrowers for amendments, modifications and waivers of their credit agreements to avoid default or change payment terms, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans. In addition, the duration and effectiveness of responsive measures implemented by governments and central banks cannot be predicted. The commencement, continuation, or cessation of government and central bank policies and economic stimulus programs, including changes in monetary policy involving interest rate adjustments or governmental policies, may contribute to the development of or result in an increase in market volatility, illiquidity and other adverse effects that could negatively impact the credit markets and the Company.

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

Inflation may adversely affect our business and operations and those of our portfolio companies.

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Certain of our portfolio companies may be impacted by inflation and persistent inflationary pressures could negatively affect our portfolio companies profit margins.

Disruptions to the global supply chain may have adverse impact on our portfolio companies and, in turn, harm us.

Recent supply chain disruptions, including the global microchip shortage, may have an adverse impact on the business of our portfolio companies. Potential adverse impacts to certain of our portfolio companies may include, among others, increased costs, inventory shortages, shipping and project completion delays, and inability to meet customer demand.

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

On January 31, 2020, the United Kingdom (the “UK”) ended its membership in the European Union (“Brexit”). On May 1, 2021, the E.U.-U.K. Trade and Cooperation Agreement, or the TCA, became effective. The TCA provides the United Kingdom and EU members with preferential access to each other’s markets, without tariffs or quotas on imported products between the jurisdictions, provided that certain rules of origin requirements are complied with. However, economic relations between the United Kingdom and the EU will now be on more restricted terms than existed prior to Brexit. The long-term effects of Brexit are expected to depend on, among other things, any agreements the UK has made, or makes to retain access to EU markets. Brexit could adversely affect European or worldwide economic or market conditions and could contribute to instability in global financial and real estate markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. Likewise, similar actions taken by other European and other countries in which we operate could have a similar or even more profound impact.

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

The U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including recent suspensions of the federal debt ceiling and an increase in the debt ceiling signed into law by President Biden in December 2021, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States.

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

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.

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

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all U.S. federal income tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2021 until as late as December 31, 2022. If we choose to pay a spillover dividend, we will incur the 4.0% U.S. federal excise tax on some or all of the distribution.

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

Mount Logan Management LLC is not obligated to reimburse us for any part of the incentive fee it receives that is based on accrued income that we never receive.

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

We and our portfolio companies will be subject to applicable local, state and federal laws and regulations. New legislation may be enacted, or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in our investment focus shifting from the areas of expertise of our Investment Advisor’s investment team to other types of investments in which the investment team may have less expertise or little or no experience. Thus, such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

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

We, the Investment Advisor and our portfolio companies are subject to risks associated with “phishing” and other cyber-attacks.

Our business and the business of our portfolio companies relies upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, ours and our portfolio companies’ information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking”, malicious software coding, social engineering or “phishing” attempts) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of service attacks on websites (i.e., efforts to make network services unavailable to intended users). The Investment Advisor’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, regulatory fines or penalties, or other adverse effects on our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks.

The Investment Advisor’s and other service providers’ increased use of mobile and cloud technologies could heighten the risk of a cyber-attack as well as other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond their control. The Investment Advisor’s and other service providers’ reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt their operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information. In addition, there is a risk that encryption and other protective measures against cyber-attacks may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available.

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

In addition, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current Administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or the conflict between Russia and Ukraine, could lead to disruption, instability and volatility in the global markets. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events may limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.

The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.

Commencing in 2021, Russian President Vladimir Putin ordered the Russian military to begin massing thousands of military personnel and equipment near its border with Ukraine and in Crimea, representing the largest mobilization since the illegal annexation of Crimea in 2014. President Putin has initiated troop movements into the eastern portion of Ukraine and continues to threaten an all-out invasion of Ukraine. On February 22, 2022, the United States and several European nations announced sanctions against Russia in response to Russia’s actions. On February 24, 2022, President Putin commenced a full-scale invasion of Russia’s pre-positioned forces into Ukraine, which could have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Company’s investments. Furthermore, the conflict between the two nations and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in Russia or Ukraine, they may have adverse consequences related to the ongoing conflict.

Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has had a prolonged and negative impact on the global economy. The COVID-19 pandemic has led to and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including a recession and a steep increase in unemployment in the United States.

With respect to the U.S. credit markets (in particular for middle market loans), the COVID-19 pandemic has resulted in the following, among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of ”non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses.

Travelers from the United States are restricted from visiting many countries including countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines beginning in December 2020, and a significant portion of the U.S. population have been vaccinated, it remains unclear when or if “herd immunity” will be achieved in the United States or internationally. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

The COVID-19 pandemic has had, and any future outbreaks of COVID-19 or other infectious diseases could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. The long term impacts of COVID-19 remain uncertain, even at this stage, and these potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

We cannot be certain as to the ultimate duration or magnitude of the economic impact of the COVID-19 pandemic in the markets in which we and our portfolio companies operate, including with respect to travel restrictions, business closures, mitigation efforts (whether voluntary, suggested, or mandated by law) and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders.

We will also continue to be negatively affected if our operations and effectiveness or the operations and effectiveness of a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

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

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of Logan Ridge or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (the “Control Share Act”) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Act, the Maryland Control Share Acquisition Act also may make it more difficult for a third-party to obtain control of us and increase the difficulty of consummating such a transaction. The SEC staff has rescinded its position that, under the 1940 Act, an investment company may not avail itself of the Control Share Act. As a result, we will amend our bylaws to be subject to the Control Share Act only if our Board determines that it would be in our best interests.

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

Most of the loans in which we invest are not structured to fully amortize during their lifetime. Accordingly, a significant portion of the principal amount of such a loan may be due at maturity. As of December 31, 2021, all debt instruments in our portfolio, on a fair value basis, will not fully amortize prior to maturity. In order to create liquidity to pay the final principal payment, borrowers typically must raise additional capital. If they are unable to raise sufficient funds to repay us or we have not elected to enter into a new loan agreement providing for an extended maturity, the loan will go into default, which will require us to foreclose on the borrower’s assets, even if the loan was otherwise performing prior to maturity. This will deprive Logan Ridge from immediately obtaining full recovery on the loan and prevent or delay the reinvestment of the loan proceeds in other, more profitable investments.

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

The U.S. capital markets have experienced extreme volatility and disruption in connection with the COVID-19 pandemic. Many countries reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, created significant disruption in supply chains and economic activity. The impact of COVID-19 initially led to significant volatility and declines in the global public equity markets, and it is uncertain whether such volatility will continue to occur. The potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess.

Disruptions in the capital markets caused by the COVID-19 pandemic increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

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

Some of the products of our portfolio companies are developed, manufactured, assembled, tested or marketed outside the U.S. Any conflict or uncertainty in these countries, including due to natural disasters, public health concerns (including the COVID-19 pandemic or a similar infectious disease outbreak), political unrest or safety concerns, could harm their business, financial condition and results of operations. In addition, if the government of any country in which their products are developed, manufactured or sold sets technical or regulatory standards for products developed or manufactured in or imported into their country that are not widely shared, it may lead some of their customers to suspend imports of their products into that country, require manufacturers or developers in that country to manufacture or develop products with different technical or regulatory standards and disrupt cross-border manufacturing, marketing or business relationships which, in each case, could harm their businesses.

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

In the future, we may co-invest with investment funds, accounts and vehicles managed by our Investment Advisor or its affiliates when doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally will only be permitted to co-invest with such investment funds, accounts and vehicles where the only term that is negotiated is price. On October 23, 2018, the SEC issued an order granting an application for exemptive relief to an affiliate of our Investment Advisor that allows BDCs managed by the Investment Advisor, including Logan Ridge, to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Investment Advisor or its affiliates and any future funds that are advised by the Investment Advisor or its affiliated investment advisers. Under the terms of the exemptive order, in order for Logan Ridge to participate in a co-investment transaction, a “required majority” (as defined in Section 57(o) of the 1940 Act) of Logan Ridge’s independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to Logan Ridge and its stockholders and do not involve overreaching with respect of Logan Ridge or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Logan Ridge’s stockholders and is consistent with the Logan Ridge’s investment objectives and strategies and certain criteria established by the Board. We believe this relief may not only enhance our ability to further our investment objectives and strategies, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us in the absence of such relief.

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

On July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed.

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

On November 30, 2020, LIBOR’s administrator, the ICE Benchmark Administration Limited, or the IBA, announced a consultation beginning in early December 2020 on its intention to cease the publication of the one-week and two-month U.S. dollar LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining U.S. dollar LIBOR settings, including one-month LIBOR, immediately following the LIBOR publication on June 30, 2023.

On March 5, 2021, the FCA released an announcement confirming that such LIBOR settings would cease to be provided by any administrator or no longer be representative as of the dates specified in the IBA proposal, and confirmed that the FCA does not expect any LIBOR settings will become unrepresentative before such dates. The IBA closed the consultation for feedback at the end of January 2021. Concurrent with the IBA’s proposal, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation released a statement that (i) encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, (ii) indicated that new contracts entered into before December 31, 2021 should either utilize a reference rate other than U.S. dollar LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after U.S. dollar LIBOR’s discontinuation and (iii) explained that extending the publication of certain U.S. dollar LIBOR tenors until June 30, 2023 would allow most legacy U.S. dollar LIBOR contracts to mature before LIBOR experiences disruptions. On March 8, 2021, the Alternative Reference Rates Committee confirmed that in its opinion the March 5, 2021 announcements by the IBA and the FCA on the future cessation and loss of the representativeness of the LIBOR benchmark rates constitutes a “benchmark transition event” with respect to all U.S. dollar LIBOR settings. A “benchmark transition event” may cause, or allow for, certain contracts to replace LIBOR with an alternative reference rate and such replacement could have a material and adverse impact on the CLO market, the leveraged loan market and/or us.

On July 29, 2021, the Alternative Reference Rates Committee formally announced that it recommends the Chicago Mercantile Exchange’s forward-looking SOFR term rates for use in business loans, including securities backed by such assets. However, forward-looking SOFR term rates will not be representative of three-month LIBOR, and there is no requirement that the Chicago Mercantile Exchange continue to publish forward-looking SOFR term rates, in which case we, our lenders, and our portfolio company borrowers may be required to use other measurements of SOFR, as applicable.

As such, if LIBOR in its current form does not survive and a replacement rate is not widely agreed upon or if a replacement rate is significantly different from LIBOR, it could cause a disruption in the credit markets generally. Such a disruption could also negatively impact the market value and/or transferability of our portfolio company investments. Furthermore, disruptions related to loans and/or other debt financing securitizations (CLOs) in the marketplace could have a material adverse effect on the ability of the Investment Advisor or its affiliates to enter into loans in the future in accordance with our investment strategy and have a material adverse effect on us. We could also be materially and adversely impacted to the extent our Investment Advisor or its affiliates are unable to successfully implement an acceptable replacement rate in leverage utilized by us or if there is a prolonged period of mismatch on the interest rates on the interest rates payable on our leverage and our portfolio investments as a result of the continued publication of LIBOR. Further, if LIBOR does not survive and a replacement rate is not widely agreed upon, the mismatch on the interest rates payable by any leverage incurred by us and the interest rate payable on the portfolio company investments could result in a decrease in our net investment income and distributions we are able to pay to our stockholders.

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

In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the “Paris Agreement”) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. On November 4, 2016, the past administration announced that the U.S. would cease participation in the Paris Agreement with the withdrawal taking effect on November 4, 2020. However, on January 20, 2021, President Biden signed an executive order to rejoin the Paris Agreement. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues.

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

Shares of BDC’s have frequently traded at a market price that is less than the net asset value that is attributable to those shares. For example, as a result of the COVID-19 pandemic, the stocks of BDCs as an industry, including shares of our common stock, traded below their NAV, at or near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. In part as a result of adverse economic conditions and increasing pressure within the financial sector of which we are a part, our common stock has at times traded below its net asset value per share since our IPO on September 30, 2013. Our shares could continue trade at a discount to net asset value. The possibility that our shares of common stock may trade at a discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below its net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

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

Your interest in Logan Ridge may be diluted if you do not fully exercise your subscription rights in any rights offering.

In the event we issue subscription rights to purchase shares of our common stock, stockholders who do not fully exercise their rights should expect that they will, at the completion of the offer, own a smaller proportional interest in Logan Ridge than would otherwise be the case if they fully exercised their rights.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 650 Madison Avenue, 23rd Floor, New York, New York 10022, and are provided by our Administrator in accordance with the terms of the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

Shares of our common stock are traded on the NASDAQ Global Select Market under the symbol “LRFC.”

HOLDERS

The last reported price for shares of our common stock on March 7, 2022 was $24.25 per share. As of March 7, 2022, there were 29 holders of record of shares of our common stock.

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

		Sales Price(4)		Premium or (Discount) of High Sales Price to NAV(2)	Premium or (Discount) of High Sales Price to NAV(2)	Declared Distributions Per Share(3)(4)
Fiscal Year Ended	NAV Per Share(1)(4)	High	Low
December 31, 2022
First Quarter (through March 7, 2022)	*	$26.48	$22.95	*	*	$—
December 31, 2021
Fourth Quarter	$39.48	$26.50	$20.95	(32.9)%	(46.9)%	$—
Third Quarter	$40.67	$28.90	$24.50	(28.9)%	(39.8)%	$—
Second Quarter	$41.96	$26.77	$15.22	(36.2)%	(63.7)%	$—
First Quarter	$44.74	$17.24	$14.04	(61.5)%	(68.6)%	$—
December 31, 2020
Fourth Quarter	$40.19	$15.28	$8.40	(62.0)%	(79.1)%	$—
Third Quarter	$39.99	$18.96	$9.20	(52.6)%	(77.0)%	$—
Second Quarter	$38.75	$26.66	$13.08	(31.2)%	(66.2)%	$—
First Quarter	$37.61	$55.20	$15.60	46.8%	(58.5)%	$1.50

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

* Not determinable at the time of filing

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from NAV or at premiums that are unsustainable over the long term are separate and distinct from the risk that our NAV will decrease. Since our initial public offering on September 25, 2013, our shares of common stock have traded at times at both a discount and a premium to the net assets attributable to those shares. As of March 7, 2022, shares of our common stock traded at a discount of approximately 61% of the NAV attributable to those shares as of December 31, 2021. It is not possible to predict whether the shares offered hereby will trade at, above, or below NAV.

DISTRIBUTIONS

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we timely distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. We made quarterly distributions to our stockholders for the first four full quarters subsequent to our IPO. To the extent we had income available, we made monthly distributions to our stockholders from October 30, 2014 until March 30, 2020. As announced on April 1, 2020, distributions, if any, will be made on a quarterly basis effective for the second quarter of 2020. Our stockholder distributions, if any, will be determined by our Board on a quarterly basis. Any distributions to our stockholders will be declared out of assets legally available for distribution. The Company’s Board determined not to declare a distribution for any quarter in 2021 due to the impact of the COVID-19 pandemic on the Company’s expected net investment income.

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

On April 30, 2020, July 30, 2020, and October 29, 2020, the Company’s Board determined not to declare a distribution for the second quarter, third quarter, or fourth quarter, respectively, of 2020, due to the impact of the COVID-19 pandemic on the Company’s expected net investment income. As noted, the Board further determined not to declare any distributions for any quarter in 2021. Accordingly, the following tables summarize our distributions declared from January 1, 2019 through January 2, 2020, the last date on which distributions were declared:

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

Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. There were no distributions for the year ended December 31, 2021. For the year ended December 31, 2020, we estimate that total distributions of $4.1 million were comprised of approximately $0.7 million from ordinary income and $3.4 million from return of capital. For the year ended December 31, 2019, total distributions of $16.1 million were comprised of approximately $13.4 million from ordinary income and $2.7 million from return of capital.

PERFORMANCE GRAPH

The following graph compares the cumulative return on shares of our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on shares of our common stock, for the period from December 31, 2016 through December 31, 2021. The graph assumes that on December 31, 2016, a person invested $100 in each share of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. The graph also assumes that dividends paid are reinvested in the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year.

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

FEES AND EXPENSES

The following table is intended to assist you in understanding the costs and expenses that you will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this report contains a reference to fees or expenses paid by “you”, “Logan Ridge”, or “us” or that “we” or “Logan Ridge” will pay fees or expenses, Logan Ridge will pay such fees and expenses out of our net assets and, consequently, you will indirectly bear such fees or expenses as an investor in Logan Ridge. However, you will not be required to deliver any money or otherwise bear personal liability or responsibility for such fees or expenses.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	N/A(1)
Offering expenses borne by us (as a percentage of offering price)	N/A(2)
Dividend reinvestment plan fees (per sales transaction fee)	$15.00(3)
Total stockholder transaction expenses (as a percentage of offering price)	0.00%
Annual expenses (as a percentage of net assets attributable to common stock):
Base management fee	4.32%(4)
Incentive fees payable from Net Investment Income	0.00%(5)
Incentive fee payable from Capital Gains	0.00%(5)
Interest payments on borrowed funds	6.87%(6)
Other expenses	4.39%(7)
Total stockholder transaction expenses (as a percentage of offering price)	15.58%(8)

(1)
In the event that any shares are sold to or through underwriters, a prospectus supplement will disclose the applicable sales load.
(2)
The prospectus supplement corresponding to each offering will disclose the applicable estimated amount of offering expenses of the offering and the offering expenses borne by us as a percentage of the offering price.
(3)
If a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a transaction fee of $15.00 plus a $0.10 per share brokerage commission from the proceeds. The expenses of the dividend reinvestment plan are included in “other expenses.” The plan administrator’s fees will be paid by us. There will be no brokerage charges or other charges to stockholders who participate in the plan.
(4)
Reflects our gross base management fee as a percentage of net assets. Our base management fee under the Investment Advisory Agreement is calculated at an annual rate of 1.75% of our gross assets, which is our total assets as reflected on our balance sheet and includes any borrowings for investment purposes. The gross base management fee reflected in the table above is based on the fiscal year ended December 31, 2021. See “Investment Advisory Agreement.”
(5)
Assumes that annual incentive fees earned by Mount Logan Management LLC remain consistent with the incentive fees earned by Mount Logan Management LLC during the fiscal year ended December 31, 2021 and includes accrued capital gains incentive fee. As of December 31, 2021, Mount Logan Management LLC has accrued no capital gains incentive fee. As we cannot predict whether we will meet the thresholds for incentive fees under the Investment Advisory Agreement, the incentive fees paid in subsequent periods, if any, may be substantially different than the fees incurred during the fiscal year ended December 31, 2021. For more detailed information about the incentive fee calculations, see Part I, Item 1. Business, Agreements, Investment Advisory Agreement section of this Annual Report on Form 10-K.
(6)
In addition to the 2026 Notes, 2022 Notes, and 2022 Convertible Notes, we may borrow funds from time to time to make investments to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities or if the economic situation is otherwise conducive to doing so. The costs associated with any borrowings are indirectly borne by our stockholders. As of December 31, 2021, we had $50.0 million of 2026 Notes, $22.8 million of 2022 Notes, and $52.1 million of 2022 Convertible Notes outstanding. For purposes of this calculation, we have assumed that the December 31, 2021 amounts of 2026 Notes, 2022 Notes and 2022 Convertible Notes remain outstanding, and have computed interest expense using an assumed interest rate of 5.25% for the 2026 Notes, 6.00% for the 2022 Notes, and 5.75% for the 2022 Convertible Notes, which were the rates payable as of December 31, 2021. We have also assumed borrowings of zero under the KeyBank Credit Facility.
(7)
“Other expenses” include our overhead expenses, including payments by us under the Administration Agreement based on the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement, and expenses relating to the Dividend Reinvestment Plan, for the fiscal year ended December 31, 2021.
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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return	$156	$420	$631	$991

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
SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2021, we did not sell any unregistered equity securities.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company as of and for the year ended December 31, 2021 are derived from our consolidated financial statements that have been audited by Deloitte & Touche LLP, our independent registered public accounting firm. The selected consolidated financial data of the Company as of and for the years ended 2020, 2019, 2018, and 2017 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, our prior independent registered public accounting firm. This consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows (dollars in thousands except share and per share data):

	As of and for the years ended December 31,
	2021	2020	2019	2018	2017
Consolidated statements of operations data:
Total investment income	$16,754	$26,446	$44,035	$47,293	$51,089
Total expenses, net of fee waivers	20,347	26,388	30,992	31,271	35,565
Net investment (loss) income	(3,593)	58	13,043	16,022	15,524
Net realized loss from investments	(7,967)	(24,049)	(19,756)	(34,804)	(24,189)
Net unrealized appreciation (depreciation) on investments and written call options	10,667	(11,611)	(20,306)	840	2,970
Tax (provision) benefit	—	—	(628)	1,916	(1,289)
Net realized (loss) gain on extinguishment of debt	(1,025)	155	—	—	—
Net decrease in net assets resulting from operations	$(1,918)	$(35,447)	$(27,647)	$(16,026)	$(6,984)
Per share data(2):
Net investment (loss) income	$(1.33)	$0.02	$4.86	$6.01	$5.86
Net decrease in net assets resulting from operations	$(0.71)	$(13.08)	$(10.29)	$(6.01)	$(2.63)
Distributions declared	$—	$1.50	$6.00	$6.00	$8.52
Net asset value per share	$39.48	$40.19	$54.84	$71.26	$83.46
Consolidated statements of assets and liabilities data:
Total assets	$242,217	$327,997	$427,337	$493,165	$534,595
Total net assets	$107,029	$108,947	$148,113	$190,644	$221,887
Other data:
Total return(1)	59.54%	(71.10)%	37.75%	12.14%	(35.68)%
Number of portfolio company investments at year-end	40	36	43	44	47
Total portfolio investments for the year	$89,432	$21,070	$77,831	$107,802	$82,750
Investment repayments for the year	$169,616	$75,761	$128,122	$123,517	$115,810

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

Overview

We are a Maryland corporation that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We are managed by Mount Logan Management LLC (the “Investment Advisor”), and BC Partners Management LLC (the “Administrator”) provides the administrative services necessary for us to operate.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally must invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150%, if certain requirements are met, after such borrowing, with certain limited exceptions. The Small Business Credit Availability Act (the “SBCA”) allows BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met. On November 1, 2018, our board of directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage, and as a result, our asset coverage requirements for senior securities was changed from 200% to 150%, effective November 1, 2019. As of December 31, 2021, our asset coverage ratio was 184.9%. To maintain our regulated investment company (“RIC”) status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S.

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their small business investment company (“SBIC”) licenses issued by the U.S. Small Business Administration (“SBA”), and continued to hold their existing investments at the time of IPO and have continued to make new investments after the IPO. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (“SBA-guaranteed debentures”) and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. As of December 31, 2021, there were no SBA-guaranteed debentures outstanding.

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

All of the Company’s then-current officers resigned at the Closing and the Board appointed Ted Goldthorpe as the Company’s Chief Executive Officer and President, Jason Roos as the Company’s Chief Financial Officer, Treasurer and Secretary, Patrick Schafer as the Company’s Chief Investment Officer and David Held as the Company’s Chief Compliance Officer. On November 9, 2021, Jason Roos was replaced as Secretary and Treasurer of the Company by Brandon Satoren, who was also appointed as Chief Accounting Officer. Mr. Roos continues to serve as Chief Financial Officer of the Company.

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

The Company’s financial statements as of December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020, and 2019 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Other income: Origination fees (to the extent services are performed to earn such income), amendment fees, consent fees, and other fees associated with investments in portfolio companies are recognized as income when they are earned. Prepayment penalties received by the Company for debt instruments repaid prior to the maturity date are recorded as income upon receipt.

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

The tax years ended December 31, 2021, 2020, 2019, and 2018 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the years ended December 31, 2021, 2020, and 2019. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of December 31, 2021 and 2020, the Company recorded a net deferred tax asset of zero. For the years ended December 31, 2021, 2020 and 2019, the Company recorded a deferred tax benefit (provision) of zero, zero, and $(0.6) million, respectively. As of December 31, 2021 and 2020, the valuation allowance on the Company’s deferred tax asset was $9.9 million and $4.6 million, respectively. During the years ended December 31, 2021, 2020, and 2019, the Company recognized an increase in the valuation allowance of $5.3 million, $1.4 million, and $2.8 million, respectively.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s U.S. federal income tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of December 31, 2021 and 2020, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of December 31, 2021 or 2020. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

Portfolio and Investment Activity

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests primarily in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market companies and traditional middle-market companies. As of December 31, 2021, our portfolio consisted of investments in 40 portfolio companies with a fair value of approximately $198.2 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of December 31, 2021, 8.5% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2020, 14.5% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the year ended December 31, 2021, we made approximately $89.4 million of investments and had approximately $169.6 million in repayments and sales of investments resulting in net repayments and sales of approximately $80.2 million for the year. During the year ended December 31, 2020, we made approximately $21.1 million of investments and had approximately $75.8 million in repayments and sales resulting in net repayments and sales of approximately $54.7 million for the year.

As of December 31, 2021, our debt investment portfolio, which represented 67.4% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 9.3%. As of December 31, 2021, 22.8% of the fair value of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2020, our debt investment portfolio, which represented 75.2% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 10.0%. As of December 31, 2020, 48.9% of the fair value of our debt investment portfolio was bearing a fixed rate of interest.

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

As of December 31, 2021, the Board approved the fair value of our investment portfolio of approximately $198.2 million in good faith in accordance with our valuation procedures. The Board approved the fair value of our investment portfolio as of December 31, 2021 with input from third-party valuation firms and the Investment Advisor based on information known or knowable as of the valuation date, including trailing and forward-looking data. The COVID-19 pandemic is an unprecedented circumstance that materially impacts the fair value of our investments. As a result, the fair value of our portfolio investments may be further negatively impacted after December 31, 2021 by circumstances and events that are not yet known.

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

As of December 31, 2021, we had debt investments in two portfolio companies on non-accrual status with an aggregate amortized cost of $12.7 million and an aggregate fair value of $7.6 million, which represented 6.7% and 3.8% of the investment portfolio, respectively. As of December 31, 2020, we had debt investments in four portfolio companies on non-accrual status with an aggregate amortized cost of $37.5 million and an aggregate fair value of $20.8 million, which represented 13.5% and 7.6% of the investment portfolio, respectively.

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2021 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$103,667	54.4%	$98,251	49.6%
Second Lien Debt	30,048	15.8%	30,190	15.2%
Subordinated Debt	5,050	2.6%	5,050	2.6%
Equity and Warrants	51,717	27.2%	64,698	32.6%
Total	$190,482	100.0%	$198,189	100.0%

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2020 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$185,107	66.7%	$167,418	60.9%
Second Lien Debt	39,026	14.0%	39,209	14.3%
Equity and Warrants	53,519	19.3%	68,065	24.8%
Total	$277,652	100.0%	$274,692	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of December 31, 2021 and 2020 (dollars in thousands):

	December 31, 2021		December 31, 2020
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$32,819	16.6%	$36,794	13.4%
Healthcare	28,852	14.6%	23,899	8.7%
Information Technology	24,066	12.1%	11,154	4.1%
Financials	17,162	8.7%	—	—%
Industrials	14,640	7.4%	—	—%
Consumer Discretionary	11,017	5.6%	—	—%
Entertainment	8,894	4.5%	10,241	3.7%
Electronic Machine Repair	8,465	4.3%	8,759	3.2%
QSR Franchisor	8,007	4.0%	4,707	1.7%
Financial Services	7,430	3.7%	15,721	5.7%
Healthcare Management	7,002	3.5%	10,673	3.9%
Online Merchandise Retailer	5,951	3.0%	2,253	0.8%
Textile Equipment Manufacturer	5,050	2.5%	11,868	4.3%
Medical Device Distributor	4,961	2.5%	5,019	1.8%
Advertising & Marketing Services	4,579	2.3%	4,212	1.5%
Home Repair Parts Manufacturer	3,062	1.5%	2,461	0.9%
Automobile Part Manufacturer	2,722	1.4%	14,935	5.5%
Testing Laboratories	1,113	0.6%	6,449	2.4%
General Industrial	645	0.3%	670	0.3%
Consumer Products	623	0.3%	15,649	5.7%
Data Processing & Digital Marketing	509	0.3%	490	0.2%
Oil & Gas Engineering and Consulting Services	333	0.2%	1,418	0.5%
Household Product Manufacturer	287	0.1%	758	0.3%
Sales & Marketing Services	—	—%	20,947	7.6%
Security System Services	—	—%	14,727	5.4%
IT Consulting	—	—%	13,199	4.8%
Multi-platform media and consumer products	—	—%	13,000	4.7%
Government Services	—	—%	11,381	4.1%
Wireless Deployment Services	—	—%	6,948	2.5%
Data Services	—	—%	3,856	1.4%
Footwear Retail	—	—%	2,011	0.7%
Oil & Gas Services	—	—%	493	0.2%
Total	$198,189	100.0%	$274,692	100.0%

All investments made by the Company as of December 31, 2021 and 2020 were made in portfolio companies located in the U.S.

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

In May 2020, the Company and Trinity elected to wind-down operations of CSLF II. On June 1, 2020, CSLF II sold its existing assets with the Company and Trinity each purchasing approximately 50% of CSLF II’s debt investments at their par value. On June 12, 2020, CSLF II declared final distributions and returned all remaining capital of $13.1 million and $3.3 million to the Company and Trinity, respectively. For the year ended December 31, 2020, the Company did not receive a dividend income distribution from its equity interest in CSLF II.

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

For the year ended December 31, 2020, CSLF II incurred interest and financing expenses of $1.1 million.

On September 3, 2019, the Company and Trinity committed to provide $25.0 million of subordinated debt (the “Subordinated Notes”) to CSLF II, with the Company providing $5.0 million and Trinity providing $20.0 million. The Subordinated Notes were scheduled to mature on September 3, 2024, however, the Subordinated Notes were terminated on June 12, 2020.

For the year ended December 31, 2020, CSLF II did not incur any interest and financing expenses related to the Subordinated Notes.

Below are the statements of operations for CSLF II (dollars in thousands):

For the Year Ended December 31,
INVESTMENT INCOME	2020
Interest income	$650
Fee income	5
Total investment income	$655
EXPENSES
Interest and financing expenses	$1,135
General and administrative expenses	164
Total expenses	$1,299
NET INVESTMENT LOSS	$(644)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(644)

RESULTS OF OPERATIONS

Set forth below are the results of operations for the years ended December 31, 2021 and 2020. For information regarding results of operations for the year ended December 31, 2019, see the Company's Form 10-K for the fiscal year ended December 31, 2020, located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as filed with the SEC on March 8, 2021, which is incorporated by reference herein.

Our operating results for the years ended December 31, 2021 and 2020 were as follows (dollars in thousands):

	For the Years Ended December 31,
	2021	2020
Total investment income	$16,754	$26,446
Total expenses, net of incentive fee waiver	20,347	26,388
Net investment (loss) income	(3,593)	58
Net realized loss on investments	(7,967)	(24,049)
Net unrealized appreciation (depreciation) on investments	10,667	(11,611)
Net realized (loss) gain on extinguishment of debt	(1,025)	155
Net decrease in net assets resulting from operations	$(1,918)	$(35,447)

Investment income

The composition of our investment income for the years ended December 31, 2021 and 2020 was as follows (dollars in thousands):

	For the Years Ended December 31,
	2021	2020
Interest income	$14,821	$23,668
Other income	567	779
Payment-in-kind interest and dividend income	456	1,923
Dividend income	906	25
Interest income from cash and cash equivalents	4	51
Total investment income	$16,754	$26,446

The income reported as interest income, PIK interest, and PIK dividend income is generally based on the stated rates as disclosed in our consolidated schedules of investments. Accretion of discounts received for purchased loans are included in interest income as an adjustment to yield. As a general rule, our interest income, PIK interest, and PIK dividend income are recurring in nature.

We earn dividends on certain equity investments within our investment portfolio. As noted in our consolidated schedules of investments, some investments may be scheduled to pay a periodic dividend, though these recurring dividends do not make up a significant portion of our total investment income. We may receive, and have received, more substantial one-time dividends from our equity investments.

We also generate other income primarily through origination fees charged for new investments, and secondarily via amendment fees, consent fees, prepayment penalties, and other fees. While fee income is typically non-recurring for each investment, most of our new investments include an origination fee; as such, fee income is dependent upon our volume of directly originated investments and the fee structure associated with those investments.

For the year ended December 31, 2021, total investment income decreased by $9.7 million, or 36.6%, compared to the year ended December 31, 2020.

The decrease from the prior year was driven primarily by a decrease in interest income, from $23.7 million for the year ended December 31, 2020 to $14.8 million for the year ended December 31, 2021. The decline in interest income is primarily due to lower average outstanding debt investments for the year ended December 31, 2021 compared to the year ended December 31, 2020.

PIK income declined from $1.9 million for the year ended December 31, 2020 to $0.5 million for the year ended December 31, 2021. The decrease in PIK income was due to a decline in investments with a contractual PIK rate.

Dividend income increased from $25.0 thousand for the year ended December 31, 2020 to $0.9 million for the year ended December 31, 2021 due to several one-time dividends received from portfolio companies during the year ended December 31, 2021.

For the year ended December 31, 2021, we generated $0.6 million of other income, of which $0.5 million was from origination fees received from new deployments and $0.1 million was from other fees. Comparatively, for the year ended December 31, 2020, we generated $0.8 million of other income, of which $0.2 million was from origination fees received from new deployments and $0.6 million was from other fees.

Operating expenses

The composition of our expenses for the years ended December 31, 2021 and 2020 was as follows (dollars in thousands):

	For the Years Ended December 31,
	2021	2020
Interest and financing expenses	$10,569	$15,144
Base management fee	4,846	6,428
Directors' fees	410	325
Administrative service fees	1,039	1,400
General and administrative expenses	3,483	3,091
Total expenses	$20,347	$26,388

For the year ended December 31, 2021, operating expenses decreased by $6.0 million, or 22.9%, compared to the year ended December 31, 2020. Interest and financing expenses declined from $15.1 million for the year ended December 31, 2020 to $10.6 million for the year ended December 31, 2021 due primarily to lower average debt outstanding during the period during the year ended December 31, 2021. Our base management fee declined from $6.4 million for the year ended December 31, 2020 to $4.8 million for the year ended December 31, 2021 due to lower average assets under management. No incentive fees were earned during the years ended December 31, 2021 and 2020. Administrative services fees decreased to $1.0 million for the year ended December 31, 2021 from $1.4 million for the year ended December 31, 2020. General and administrative expenses increased from $3.1 million for the year ended December 31, 2020 to $3.5 million for the year ended December 31, 2021.

Net realized losses on sales of investments

During the years ended December 31, 2021 and 2020, we recognized $8.0 million and $24.0 million of net realized losses on our portfolio investments, respectively. The change in realized losses was primarily due to changes in the market conditions of our investments and the values at which they were realized, caused by the fluctuations in the market and in the economy.

Net unrealized appreciation (depreciation) on investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the years ended December 31, 2021 and 2020, we had $10.7 million and $(11.6) million of net change in unrealized appreciation (depreciation) on investments, respectively. The net change in unrealized appreciation (depreciation) on our investments for the year ended December 31, 2021 compared to the prior year was primarily due to changes in the capital market conditions of our investments and the values at which they were realized, caused by the fluctuation in the market and in the economy.

Changes in net assets resulting from operations

For the years ended December 31, 2021 and 2020, we recorded a net decrease in net assets resulting from operations of $1.9 million and $35.4 million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2021 and 2020, our per share net decrease in net assets resulting from operations was $0.71 and $13.08, respectively. Per share data has been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis.

For the years ended December 31, 2020 and 2019

The comparison of the fiscal years ended December 31, 2020 and 2019 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2020 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

LIQUIDITY AND CAPITAL RESOURCES

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our stockholders, and repay indebtedness.

Since our IPO, we have raised approximately $136.0 million in net proceeds from equity offerings through December 31, 2021.

KeyBank Credit Facility

On October 30, 2020, CBL, a direct, wholly owned, consolidated subsidiary of the Company, entered into the KeyBank Credit Facility with the Company's investment adviser at the time, as collateral manager, the lenders from time to time parties thereto (each a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $25.0 million as of October 30, 2020. CBL may, on any business day prior to October 28, 2022, request an increase in the aggregate principal amount from $25.0 million to $100.0 million in accordance with the terms and in the manner described in the KeyBank Credit Facility. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through October 28, 2022, unless there is an earlier termination or event of default. The KeyBank Credit Facility matures on October 28, 2023, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at one-month LIBOR plus 3.5%. As of December 31, 2021, the Company had zero outstanding and $25.0 million available under the KeyBank Credit Facility.

2026 Notes

On October 29, 2021, we issued $50.0 million in aggregate principal amount of 5.25% fixed rate notes due October 30, 2026 (the “2026 Notes”) at 98.00% pursuant to a supplemental indenture with U.S. Bank National Association (the “Trustee”), which supplements that certain base indenture, dated as of June 16, 2014. The 2026 Notes were issued in a private placement exempt from registration under the Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds to the Company were approximately $48.8 million, after deducting estimated offering expenses. The Notes will mature on October 30, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The Notes bear interest at a rate of 5.25% per year payable semi-annually on April 30 and October 30 of each year, commencing on April 30, 2022. The Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

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

On November 1, 2021, the Company notified the Trustee for the Company’s 2022 Notes, of the Company’s election to redeem the $50.0 million aggregate principal amount of the 2022 Notes outstanding. The redemption was completed on December 6, 2021. As a result of the payoff, the Company recorded an extinguishment loss of $0.2 million during the year ended December 31, 2021.

As of December 31, 2021, the Company had approximately $22.8 million in aggregate principal amount of 2022 Notes outstanding.

2022 Convertible Notes

On May 26, 2017, we issued $50.0 million in aggregate principal amount of 5.75% fixed-rate convertible notes due May 31, 2022 (the “2022 Convertible Notes”). On June 26, 2017, we issued an additional $2.1 million in aggregate principal amount of the 2022 Convertible Notes pursuant to a partial exercise of the underwriters’ overallotment option. Interest on the 2022 Convertible Notes is payable quarterly. The 2022 Convertible Notes are listed on the NASDAQ Capital Market under the trading symbol “CPTAG” with a par value of $25.00 per share. As of December 31, 2021, the Company had approximately $52.1 million in aggregate principal amount of 2022 Convertible Notes outstanding.

Bond Repurchase Program

On July 30, 2020, the Board approved a bond repurchase program which authorizes the Company to repurchase up to an aggregate of $10.0 million worth of the Company’s outstanding 2022 Notes and/or 2022 Convertible Notes (the “Bond Repurchase Program”). The Bond Repurchase Program will terminate upon the earlier of (i) July 30, 2021 or (ii) the repurchase of an aggregate of $10.0 million worth of 2022 Notes and/or 2022 Convertible Notes. The Company did not repurchase any of the 2022 Notes or 2022 Convertible Notes during the year ended December 31, 2021. During the year ended December 31, 2020, the Company purchased approximately $2.2 million of outstanding principal of the 2022 Notes under the Bond Repurchase Program, resulting in a net realized gain of $0.2 million. During the year ended December 31, 2021, the Company did not purchase any of the 2022 Convertible Notes.

SBA-guaranteed debentures

On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (“SBA-guaranteed debentures”) and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. As of December 31, 2021, there were no SBA-guaranteed debentures outstanding.

Asset Coverage Ratio

We are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150% if certain requirements are met, after such borrowing, with certain limited exceptions. The SBCA allows BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of total assets), if certain requirements are met. On November 1, 2018, the Board, including a “required majority” (as such term is defined in

Section 57(o) of the 1940 Act) approved the application of the modified asset coverage and as a result, our asset coverage requirements for senior securities was changed from 200% to 150%, effective November 1, 2019. As of December 31, 2021, our asset coverage ratio was 184.9%. If our asset coverage ratio falls below 150% due a decline in the fair market of our portfolio we may be limited in our ability to raise additional debt.

As of December 31, 2021, we had $39.1 million in cash and cash equivalents, and our net assets totaled $107.0 million.

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

A summary of our significant contractual payment obligations as of December 31, 2021 are as follows (dollars in millions):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
2022 Notes	$22.8	$—	$—	$—	$22.8
2022 Convertible Notes	52.1	—	—	—	52.1
2026 Notes	—	—	50.0	—	50.0
Total Contractual Obligations	$74.9	$—	$50.0	$—	$124.9

Senior Securities

Information about the Company’s senior securities as of December 31, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014 and 2013, and information about Fund II’s and Fund III’s senior securities as of December 31, 2012 and 2011 are shown in the following table.

Class and Year	Total Amount Outstanding(1)	Assets Coverage Per Unit(2)(7)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4)
KeyBank Credit Facility(5)
2021	$—	$1,849	—	N/A
2020	—	1,900	—	N/A
ING Credit Facility(6)
2019	$—	$2,200	—	N/A
2018	10,000	2,400	—	N/A
2017	9,000	2,600	—	N/A
2016	44,000	2,600	—	N/A
2015	70,000	2,500	—	N/A
2014	—	1,800	—	N/A
2026 Notes
2021	$50,000	$1,849	—	N/A
2022 Notes
2021	$22,833	$1,849	—	$1,002
2020	72,833	1,900	—	867
2019	75,000	2,200	—	1,000
2018	75,000	2,400	—	996
2017	75,000	2,600	—	1,014
2022 Convertible Notes
2021	$52,088	$1,849	—	$1,005
2020	52,088	1,900	—	856
2019	52,088	2,200	—	994
2018	52,088	2,400	—	984
2017	52,088	2,600	—	1,001
SBA-guaranteed debentures
2020	$91,000	N/A	—	N/A
2019	150,000	N/A	—	N/A
2018	165,700	N/A	—	N/A
2017	170,700	N/A	—	N/A
2016	170,700	N/A	—	N/A
2015	184,200	N/A	—	N/A
2014	192,200	$1,800	—	N/A
2013	202,200	2,300	—	N/A
2021 Notes
2016	$113,438	$2,600	—	$1,006
2015	113,438	2,500	—	1,020
2014	113,438	1,800	—	1,036
Fund II SBA-guaranteed debentures
2012	$52,200	$2,000	—	N/A
2011	52,200	1,600	—	N/A
Fund III SBA-guaranteed debentures
2012	$125,000	$1,700	—	N/A
2011	90,000	1,700	—	N/A

(1)
Total amount of each class of senior securities outstanding at the end of the period presented in thousands.
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
(5)
As of December 31, 2021, there was no outstanding balance on the KeyBank Credit Facility.
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

Distributions

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we timely distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. We made quarterly distributions to our stockholders for the first four full quarters subsequent to our IPO. To the extent we had income available, we made monthly distributions to our stockholders from October 30, 2014 until March 30, 2020. As announced on April 1, 2020, distributions, if any, will be made on a quarterly basis effective for the second quarter of 2020. Our stockholder distributions, if any, will be determined by our Board on a quarterly basis. Any distributions to our stockholders will be declared out of assets legally available for distribution. The Company’s Board determined not to declare a distribution for any quarter in 2021 due to the impact of the COVID-19 pandemic on the Company’s expected net investment income.

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

On April 30, 2020, July 30, 2020, and October 29, 2020, the Company’s Board determined not to declare a distribution for the second quarter, third quarter, or fourth quarter, respectively, of 2020, due to the impact of the COVID-19 pandemic on the Company’s expected net investment income. As noted, the Board further determined not to declare any distributions for any quarter in 2021. Accordingly, the following tables summarize our distributions declared from January 1, 2019 through January 2, 2020, the last date on which distributions were declared:

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

Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. There were no distributions for the year ended December 31, 202l. For the year ended December 31, 2020, we estimate that total distributions of $4.1 million were comprised of approximately $0.7 million from ordinary income and $3.4 million from return of capital. For the year ended December 31, 2019, total distributions of $16.1 million were comprised of approximately $13.4 million from ordinary income and $2.7 million from return of capital.

Related Parties

We have entered into the Investment Advisory Agreement with the Investment Advisor. The Company is externally managed by the Investment Advisor, an affiliate of BC Partners, pursuant to the Investment Advisory Agreement. Mr. Goldthorpe, an interested members of the Board, has a direct or indirect pecuniary interest in the Investment Advisor. The Investment Advisor is a registered investment adviser under the Advisers Act. The Investment Advisor is an affiliate of BC Partners Advisors L.P. for U.S. regulatory purposes. MLC is the ultimate control person of the Investment Advisor.

Under the Investment Advisory Agreement, fees payable to the Investment Advisor equal (i) the Base Management Fee and (ii) the Incentive Fee. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of the outstanding shares, and, in each case, a majority of the independent directors.

Pursuant to the Administration Agreement, the Administrator provides administrative services to the Company necessary for the operations of the Company, which include providing to the Company office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and such other services as the Administrator, subject to review by the Board, shall from time to time deem to be necessary or useful to perform its obligations under the applicable Administration

Agreement. The Administrator also provides to the Company portfolio collection functions for and is responsible for the financial and other records that the Company is required to maintain and prepares, prints and disseminates reports to the Company’s stockholders and reports and all other materials filed with the SEC.

For providing these services, facilities and personnel, the Company reimburses the Administrator the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the costs of compensation and related expenses of its chief financial officer and chief compliance officer and their respective staffs.

On October 23, 2018, the SEC issued an order granting an application for exemptive relief to an affiliate of our Investment Advisor that allows BDCs managed by the Investment Advisor, including Logan Ridge, to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Investment Advisor or its affiliates and any future funds that are advised by the Investment Advisor or its affiliated investment advisers. Under the terms of the exemptive order, in order for Logan Ridge to participate in a co-investment transaction, a “required majority” (as defined in Section 57(o) of the 1940 Act) of Logan Ridge’s independent directors~~,~~ must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to Logan Ridge and its stockholders and do not involve overreaching with respect of Logan Ridge or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of Logan Ridge’s stockholders and is consistent with Logan Ridge’s investment objectives and strategies~~.~~ and certain criteria established by the Board. We believe this relief may not only enhance our ability to further our investment objectives and strategies, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us in the absence of such relief.

Off-Balance Sheet Arrangements

As of December 31, 2021, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $9.0 million to Accordion Partners LLC, $0.7 million to Bradshaw International, Inc., $3.1 million to Critical Nursing Staffing, LLC, $3.5 million to J5 Infrastructure Partners, LLC, $0.9 million to Keg Logistics LLC, $1.9 million to Premiere Imaging, LLC, $2.5 million to Marble Point Credit Management LLC, and $3.5 million to Wealth Enhancement Group, LLC. As of December 31, 2020, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $4.3 million to Rapid Fire Protection, Inc., $3.5 million to J5 Infrastructure Partners, LLC, $1.0 million to Freedom Electronics, LLC, and $1.0 million to U.S. BioTek Laboratories, LLC.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the year ended December 31, 2021, we did not engage in hedging activities.

As of December 31, 2021, we held 33 securities bearing a variable rate of interest. Our variable rate investments represent approximately 77.2% of the fair value of total debt investments. As of December 31, 2021, 100.0% of variable rate securities were yielding interest at a rate equal to the established interest rate floor. As of December 31, 2021, we had zero outstanding on our KeyBank Credit Facility, which has a variable rate of interest at one-month LIBOR + 3.5%. Our KeyBank Credit Facility is subject to an interest rate floor such that the minimum interest rate is 4.25%. As of December 31, 2021, all of our other interest paying liabilities, consisting of $22.8 million in 2022 Notes, $52.1 million in 2022 Convertible Notes, and $50.0 million in 2026 Notes, were bearing interest at a fixed rate.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the COVID-19 pandemic in the recent past, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. However, these central banks have also indicated an intent to raise interest rates in the coming months. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.

Based on our December 31, 2021 consolidated statement of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$1,755	$—	$1,755
Up 200 basis points	909	—	909
Up 100 basis points	269	—	269
Down 100 basis points	—	—	—
Down 200 basis points	—	—	—
Down 300 basis points	—	—	—

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Logan Ridge Finance Corporation

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Logan Ridge Finance Corporation and subsidiaries (the "Company"), including the consolidated schedule of investments, as of December 31, 2021, the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the year ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations, changes in net assets, cash flows, and financial highlights for the year ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2021, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value of Level 3 Investments— Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

The Company held investments classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included debt and equity securities with unique contract terms and conditions and/or complexity that considers a combination of multiple levels of market and asset specific inputs. The valuation techniques used in estimating the fair value of these investments vary and certain significant inputs used were unobservable. The fair value of the Company’s Level 3 investments was approximately $198,189,000 as of December 31, 2021.

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation techniques and to use significant unobservable inputs to estimate the fair value. This required a high degree of auditor judgement and extensive audit effort, including in many instances, the need to involve fair value specialists who possess significant valuation experience, to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs, when performing procedures to audit management’s estimate of fair value of Level 3 investments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of certain Level 3 investments included the following, among other factors:

1.
We evaluated the design of controls over management’s valuation of Level 3 investments, including those related to valuation techniques and significant unobservable inputs.
2.
We evaluated the appropriateness of the valuation techniques used for Level 3 investments and tested the related significant unobservable inputs by comparing these inputs to external sources. For a selected sample of Level 3 investments, we performed these procedures with the assistance of our fair value specialists.
3.
We evaluated management’s ability to estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market or investment specific conditions, where applicable.

/s/ Deloitte & Touche LLP

New York, New York

March 14, 2022

We have served as the Company’s auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Logan Ridge Finance Corporation (formerly known as Capitala Finance Corp.)

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of Logan Ridge Finance Corporation (formerly known as Capitala Finance Corp.) (the “Company”), including the consolidated schedule of investments, as of December 31, 2020, and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2020 by correspondence with the custodian and directly with management or designees of the underlying investee, as applicable. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor from 2013 to 2021.

Charlotte, North Carolina
March 8, 2021

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of December 31,
	2021	2020
ASSETS
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $131,829 and $187,744, respectively)	$129,991	$172,848
Affiliate investments (amortized cost of $49,803 and $80,961, respectively)	61,359	93,425
Control investments (amortized cost of $8,850 and $8,947, respectively)	6,839	8,419
Total investments at fair value (amortized cost of $190,482 and $277,652, respectively)	198,189	274,692
Cash and cash equivalents	39,056	49,942
Interest and dividend receivable	929	2,286
Prepaid expenses	3,358	1,077
Receivable for unsettled trades	685	—
Total assets	$242,217	$327,997
LIABILITIES
SBA-guaranteed debentures (net of deferred financing costs of zero and $485, respectively)	$—	$90,515
2022 Notes (net of deferred financing costs of $46 and $846, respectively)	22,787	71,987
2022 Convertible Notes (net of deferred financing costs of $167 and $552, respectively)	51,921	51,536
2026 Notes (net of deferred financing costs and original issue discount of $1,552 and $0, respectively)	48,448	—
KeyBank Credit Facility (net of deferred financing costs of $353 and $546, respectively)	(353)	(546)
Management and incentive fees payable	1,065	3,842
Interest and financing fees payable	911	1,688
Trade settlement payable	9,265	—
Accounts payable and accrued expenses	1,144	28
Total liabilities	$135,188	$219,050
Commitments and contingencies (Note 2)
NET ASSETS
Common stock, par value $0.01, 100,000,000 common shares authorized, 2,711,068 and 2,711,068 common shares issued and outstanding, respectively	$27	$27
Additional paid in capital	188,846	229,481
Total distributable loss	(81,844)	(120,561)
Total net assets	$107,029	$108,947
Total liabilities and net assets	$242,217	$327,997
Net asset value per share	$39.48	$40.19

(1)
Authorized, issued and outstanding shares of Logan Ridge Finance Corporation’s (the “Company”) common stock and net asset value per share have been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Years Ended December 31,
	2021	2020	2019
INVESTMENT INCOME
Interest income:
Non-control/non-affiliate investments	$10,064	$16,678	$26,550
Affiliate investments	4,368	6,580	8,068
Control investments	389	410	1,488
Total interest and fee income	14,821	23,668	36,106
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	95	1,105	1,721
Affiliate investments	361	818	869
Control investments	—	—	372
Total payment-in-kind interest and dividend income	456	1,923	2,962
Dividend income:
Non-control/non-affiliate investments	727	—	1,345
Affiliate investments	179	25	50
Control investments	—	—	1,904
Total dividend income	906	25	3,299
Other income:
Non-control/non-affiliate investments	479	709	1,109
Affiliate investments	88	70	283
Control investments	—	—	78
Total other income	567	779	1,470
Interest income from cash and cash equivalents	4	51	198
Total investment income	16,754	26,446	44,035
EXPENSES
Interest and financing expenses	10,569	15,144	17,121
Base management fee	4,846	6,428	7,967
Incentive fees	—	—	1,497
Directors expense	410	325	380
Administrative service fees	1,039	1,400	1,400
General and administrative expenses	3,483	3,091	2,915
Expenses before incentive fee waiver	20,347	26,388	31,280
Incentive fee waiver (See Note 6)	—	—	(288)
Total expenses	20,347	26,388	30,992
NET INVESTMENT (LOSS) INCOME	(3,593)	58	13,043
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized loss on investments:
Non-control/non-affiliate investments	(10,442)	(25,016)	16,529
Affiliate investments	2,475	1,451	2,288
Control investments	—	(484)	(38,573)
Net realized loss on investments	(7,967)	(24,049)	(19,756)
Net change in unrealized appreciation (depreciation) on investments:
Non-control/non-affiliate investments	13,058	(5,509)	(16,116)
Affiliate investments	(908)	(5,543)	(2,632)
Control investments	(1,483)	(559)	(1,558)
Net change in unrealized appreciation (depreciation) on investments	10,667	(11,611)	(20,306)
Total net realized and unrealized gain (loss) on investments	2,700	(35,660)	(40,062)
Tax provision	—	—	(628)
Total net realized and unrealized gain (loss) on investments, net of taxes	2,700	(35,660)	(40,690)
Net realized (loss) gain on extinguishment of debt	(1,025)	155	—
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(1,918)	$(35,447)	$(27,647)
NET DECREASE IN NET ASSETS PER SHARE RESULTING FROM	$(0.71)	$(13.08)	$(10.29)
OPERATIONS – BASIC AND DILUTED (1)
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING –	2,711,068	2,709,169	2,686,287
BASIC AND DILUTED (1)
DISTRIBUTIONS PAID PER SHARE (2)	$—	$1.50	$6.00

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

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)

	Common Stock (1)
For the Years Ended December 31, 2019, 2020 and 2021	Number of Shares	Par Value	Additional Paid in Capital (1)	Total Distributable Loss	Total
BALANCE, December 31, 2018	2,675,258	$27	$241,891	$(51,274)	$190,644
Net investment income	—	—	—	13,043	13,043
Net realized loss on investments	—	—	—	(19,756)	(19,756)
Net change in unrealized depreciation on investments	—	—	—	(20,306)	(20,306)
Tax provision	—	—	—	(628)	(628)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	25,370	—	1,226	—	1,226
Distributions declared	—	—	—	(16,110)	(16,110)
Return of capital	—	—	(2,659)	2,659	—
Tax reclassification of stockholders' equity	—	—	(2,437)	2,437	—
BALANCE, December 31, 2019	2,700,628	$27	$238,021	$(89,935)	$148,113
Net investment income	—	—	—	58	58
Net realized loss on investments	—	—	—	(24,049)	(24,049)
Net change in unrealized depreciation on investments	—	—	—	(11,611)	(11,611)
Net realized gain on extinguishment of debt	—	—	—	155	155
Fractional shares settled in cash as part of one-for-six reverse stock split	(13)	—	—	—	—
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	10,453	—	334	—	334
Distributions declared	—	—	—	(4,053)	(4,053)
Return of capital	—	—	(3,398)	3,398	—
Tax reclassification of stockholders' equity	—	—	(5,476)	5,476	—
BALANCE, December 31, 2020	2,711,068	$27	$229,481	$(120,561)	$108,947
Net investment loss	—	—	—	(3,593)	(3,593)
Net realized loss on investments	—	—	—	(7,967)	(7,967)
Net change in unrealized appreciation on investments	—	—	—	10,667	10,667
Net realized loss on extinguishment of debt	—	—	—	(1,025)	(1,025)
Tax reclassification of stockholders' equity	—	—	(40,635)	40,635	—
BALANCE, December 31, 2021	2,711,068	$27	$188,846	$(81,844)	$107,029

(1)
Shares of the Company’s common stock and shares issued under the Company’s dividend reinvestment plan have been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(1,918)	$(35,447)	$(27,647)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(89,432)	(21,070)	(77,831)
Repayments and sales of investments	169,616	75,761	128,122
Net realized loss on investments	7,967	24,049	19,756
Net realized loss (gain) on extinguishment of debt	1,025	(155)	—
Net change in unrealized (appreciation) depreciation on investments	(10,667)	11,611	20,306
Payment-in-kind interest and dividends	(456)	(1,923)	(2,962)
Accretion of original issue discount on investments	(525)	(588)	(996)
Amortization of deferred financing fees and original issue discount	1,412	2,866	2,370
Tax provision (benefit)	—	—	628
Changes in assets and liabilities:
Interest and dividend receivable	1,357	(541)	2,033
Prepaid expenses	(2,281)	(453)	(170)
Receivable for unsettled trades	(685)	—	—
Other assets	—	115	(32)
Management and incentive fees payable	(2,777)	129	1,226
Interest and financing fees payable	(777)	(751)	(624)
Payable for unsettled trades	9,265	—	—
Accounts payable and accrued expenses	1,116	(490)	418
NET CASH PROVIDED BY OPERATING ACTIVITIES	82,240	53,113	64,597
CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns on SBA-guaranteed debentures	(91,000)	(59,000)	(15,700)
Prepayment penalty on SBA-guaranteed debentures	(519)	—	—
Proceeds from issuance of 2026 Notes	49,000	—	—
Paydowns on 2022 Notes	(50,000)	(1,980)	—
Proceeds from KeyBank Credit Facility	25,000	—	—
Paydown on KeyBank Credit Facility	(25,000)	—	—
Proceeds from ING Credit Facility	—	—	16,500
Repayments on ING Credit Facility	—	—	(26,500)
Distributions paid to shareholders	—	(3,719)	(14,884)
Deferred financing fees paid	(607)	(793)	(987)
NET CASH USED IN FINANCING ACTIVITIES	(93,126)	(65,492)	(41,571)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,886)	(12,379)	23,026
CASH AND CASH EQUIVALENTS, beginning of period	49,942	62,321	39,295
CASH AND CASH EQUIVALENTS, end of period	$39,056	$49,942	$62,321
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$10,604	$12,806	$13,784
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Distributions paid through dividend reinvestment plan share issuances	$—	$334	$1,226

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2021

(in thousands, except for units/shares)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies - 121.5%
First Lien/Senior Secured Debt - 82.5%
Accordion Partners LLC	Industrials	6.50%	L + 5.50%	1.00%	09/24/2027	$13,965	$13,736	$13,719	(12)
Accordion Partners LLC (Revolver)	Industrials	—	L + 5.50%	1.00%	09/30/2026	5,000	(71)	(68)	(13)
Accurate Background, LLC	Information Technology	7.00%	L + 6.00%	1.00%	03/26/2027	2,999	2,740	2,760
Alternative Biomedical Solutions, LLC	Healthcare	8.00%	—	—	12/18/2022	7,119	7,119	6,824
American Clinical Solutions, LLC	Healthcare	7.00%	—	—	12/31/2022	3,500	3,500	3,468
AP Core Holdings II, LLC	Information Technology	6.25%	L + 5.50%	0.75%	07/21/2027	1,234	1,217	1,236
AP Core Holdings II, LLC	Information Technology	6.25%	L + 5.50%	0.75%	07/21/2027	1,250	1,232	1,254
BigMouth, Inc.	Consumer Products	—	—	—	11/14/2021	1,513	758	623	(7)(25)
Bradshaw International, Inc.	Consumer Discretionary	6.75%	L + 5.75%	1.00%	10/21/2027	506	493	493
Bradshaw International, Inc. (Revolver)	Consumer Discretionary	6.75%	L + 5.75%	1.00%	10/21/2026	200	177	177	(14)
Critical Nurse Staffing, LLC	Healthcare	7.00%	L + 6.00%	1.00%	10/30/2026	5,923	5,806	5,805	(15)
Critical Nurse Staffing, LLC (Revolver)	Healthcare	—	L + 6.00%	1.00%	10/30/2026	—	(17)	(17)	(16)
Freedom Electronics, LLC (First Out)	Electronic Machine Repair	7.00%	L + 5.00%	2.00%	12/20/2023	2,588	2,588	2,588	(26)
Freedom Electronics, LLC (Last Out)	Electronic Machine Repair	8.67%	—	—	12/20/2023	5,647	5,647	5,647	(10)(26)
HUMC Opco, LLC	Healthcare	9.00%	—	—	01/14/2022	4,673	4,673	4,619	(26)
J5 Infrastructure Partners, LLC (Revolver)	Wireless Deployment Services	—	L + 6.50%	1.80%	12/20/2024	—	—	—	(17)
JO ET Holdings Limited	Information Technology	14.00%	L + 6.00%, 7.00 PIK	1.00%	12/15/2026	1,000	980	980
Jurassic Quest Holdings, LLC	Entertainment	9.50%	L + 7.50%	2.00%	05/01/2024	8,355	8,355	8,397	(26)
Keg Logistics LLC	Consumer Discretionary	7.00%	L + 6.00%	1.00%	11/23/2027	7,535	7,424	7,422
Keg Logistics LLC (Revolver)	Consumer Discretionary	7.00%	L + 6.00%	1.00%	11/23/2027	—	(13)	(13)	(18)
Lucky Bucks, LLC	Consumer Discretionary	6.25%	L + 5.50%	0.75%	07/21/2027	3,000	2,944	2,939
Marble Point Credit Management LLC	Financials	7.00%	L + 6.00%	1.00%	08/11/2028	5,801	5,651	5,656
Marble Point Credit Management LLC (Revolver)	Financials	7.00%	L + 6.00%	1.00%	08/11/2028	—	(24)	(62)	(19)
Premier Imaging, LLC	Healthcare	7.00%	L + 6.00%	1.00%	12/29/2028	2,063	2,023	2,023	(20)
Rotolo Consultants, Inc.	Industrials	9.00%	L + 8.00%	1.00%	12/21/2026	1,000	990	990
Sequoia Healthcare Management, LLC	Healthcare Management	12.80%	—	—	01/14/2022	11,935	11,935	7,002	(7)
Wealth Enhancement Group, LLC	Financials	6.75%	L + 5.75%	1.00%	10/02/2027	3,725	3,699	3,686	(21)
Wealth Enhancement Group, LLC (Revolver)	Financials	6.75%	L + 5.75%	1.00%	10/02/2027	168	166	164	(22)
Total First Lien/Senior Secured Debt							93,728	88,312
Second Lien/Senior Secured Debt - 11.9%
BLST Operating Company, LLC	Online Merchandise Retailer	10.00%	L + 8.50%	1.50%	08/28/2025	1,780	1,780	1,780	(8)(26)
Ivanti Software, Inc.	Information Technology	7.75%	L + 7.25%	0.50%	12/01/2028	7,000	6,965	7,018	(26)
Mandolin Technology Intermediate Holdings, Inc.	Information Technology	7.00%	L + 6.50%	0.50%	07/23/2029	4,000	3,971	3,980
Total Second Lien/Senior Secured Debt							12,716	12,778
Subordinated Debt - 4.7%
Tubular Textile Machinery, Inc.	Textile Equipment Manufacturer	5.00%	—	—	10/29/2027	5,050	5,050	5,050
Total Subordinated Debt							5,050	5,050
Preferred Stock and Units - 2.5%
Alternative Biomedical Solutions, LLC - Series A	Healthcare	—	—	—	—	13,811	1,275	542
Alternative Biomedical Solutions, LLC - Series B	Healthcare	—	—	—	—	48,025	3,943	—
Alternative Biomedical Solutions, LLC - Series C	Healthcare	—	—	—	—	78,900	—	—
Jurassic Quest Holdings, LLC	Entertainment	—	—	—	—	467,784	480	497	(6)
MicroHoldco, LLC	General Industrial	—	—	—	—	740,237	749	645
Taylor Precision Products, Inc. - Series C	Household Product Manufacturer	—	—	—	—	379	758	287
U.S. BioTek Laboratories, LLC - Class A	Testing Laboratories	—	—	—	—	500	540	609
U.S. BioTek Laboratories, LLC - Class D	Testing Laboratories	—	—	—	—	78	78	101
Total Preferred Stock and Units		—	—	—	—		7,823	2,681
Common Stock and Membership Units - 19.8%		—	—	—	—
Alternative Biomedical Solutions, LLC	Healthcare	—	—	—	—	20,092	800	—
Alternative Biomedical Solutions, LLC - Membership Unit Warrants	Healthcare	—	—	—	—	49,295	—	—
American Clinical Solutions, LLC - Class A	Healthcare	—	—	—	—	6,030,384	3,198	5,587	(6)
BLST Operating Company, LLC - Class A	Online Merchandise Retailer	—	—	—	—	217,013	286	4,171	(6)
Burke America Parts Group, LLC	Home Repair Parts Manufacturer	—	—	—	—	14	5	3,062	(6)
Freedom Electronics, LLC	Electronic Machine Repair	—	—	—	—	181,818	182	230
JMP CLO IV Ltd.	Financials	17.72%	—	—	07/17/2029	7,891	3,592	3,474	(24)(27)
JMP CLO V Ltd.	Financials	20.89%	—	—	07/17/2030	7,320	4,448	4,243	(24)(27)
U.S. BioTek Laboratories, LLC - Class C	Testing Laboratories	—	—	—	—	578	1	403
Total Common Stock and Membership Units							12,512	21,170
Total Investments in Non-Control, Non-Affiliate Portfolio Companies							131,829	129,991

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

DECEMBER 31, 2021

(in thousands, except for units/shares)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Affiliated Portfolio Companies - 57.3%^
First Lien/Senior Secured Debt - 5.9%
MMI Holdings, LLC	Medical Device Distributor	12.00%	—	—	01/31/2022	2,600	2,600	2,600
RAM Payment, LLC (First Out)	Financial Services	6.50%	L + 5.00%	1.50%	01/04/2024	998	998	998	(26)
RAM Payment, LLC (Last Out)	Financial Services	9.86%	—	—	01/04/2024	2,706	2,706	2,706	(10)(26)
Total First Lien/Senior Secured Debt							6,304	6,304
Second Lien/Senior Secured Debt - 16.3%
Eastport Holdings, LLC	Business Services	13.50%	L + 13.00%	0.50%	04/30/2022	16,500	16,451	16,500	(26)
MMI Holdings, LLC	Medical Device Distributor	6.00%	—	—	01/31/2022	400	388	400
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	15.00%	—	—	09/12/2023	3	3	3	(9)
V12 Holdings, Inc.	Data Processing & Digital Marketing	—	—	—	—	509	490	509	(11)
Total Second Lien/Senior Secured Debt							17,332	17,412
Preferred Stock and Units - 10.1%
GA Communications, Inc. - Series A-1	Advertising & Marketing Services	—	—	—	—	1,998	3,477	4,394
LJS Partners, LLC	QSR Franchisor	—	—	—	—	202,336	437	843
MMI Holdings, LLC	Medical Device Distributor	6.00% PIK	—	—	—	1,000	1,786	1,898	(23)
RAM Payment, LLC	Financial Services	8.00% PIK	—	—	—	86,000	1,066	3,726	(23)
Total Preferred Stock and Units							6,766	10,861
Common Stock and Membership Units - 25.0%
Burgaflex Holdings, LLC - Class A	Automobile Part Manufacturer	—	—	—	—	1,253,198	1,504	1,193
Burgaflex Holdings, LLC - Class B	Automobile Part Manufacturer	—	—	—	—	1,085,073	362	1,528
Eastport Holdings, LLC	Business Services	—	—	—	—	—	3,263	16,319
GA Communications, Inc. - Series B-1	Advertising & Marketing Services	—	—	—	—	200,000	2	185
LJS Partners, LLC	QSR Franchisor	—	—	—	—	2,593,234	1,224	7,164
MMI Holdings, LLC	Medical Device Distributor	—	—	—	—	45	—	63
Nth Degree Investment Group, LLC	Business Services	—	—	—	—	6,088,000	6,088	—
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	—	—	—	—	15,068,000	6,958	330
Total Common Stock and Membership Units							19,401	26,782
Total Investments in Affiliated Portfolio Companies^							49,803	61,359
Investments in Controlled Portfolio Companies - 6.4%^^
First Lien/Senior Secured Debt - 3.4%
Vology, Inc.	Information Technology	10.50%	L + 8.50%	2.00%	03/31/2022	3,635	3,635	3,635
Total First Lien/Senior Secured Debt							3,635	3,635
Preferred Stock and Units - 3.0%
Vology, Inc. - Class A	Information Technology	—	—	—	—	9,041,810	5,215	3,204
Total Preferred Stock and Units							5,215	3,204
Total Investments in Controlled Portfolio Companies^^							8,850	6,839
Total Investments - 185.2%							$190,482	$198,189

^ As defined in the Investment Company Act, the investment is deemed to be an "affiliated person" of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company's outstanding voting securities.

^^ As defined in the Investment Company Act, the investment is deemed to be a "controlled affiliated person" of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

(+) Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to either LIBOR ("L") or alternate base rate (commonly known as the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, or 1 month L rates. As of December 31, 2021, rates for the 12 month, 6 month, 3 month, 2 month and 1 month L are 0.58%, 0.34%, 0.21%, 0.15% and 0.10%, respectively. As of December 31, 2021, P was 3.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2021.

(++) Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.

(1)
All investments valued using unobservable inputs (Level 3), unless otherwise noted.
(2)
All investments valued by Logan Ridge Finance Corporation’s (the “Company”) board of directors.
(3)
All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.
(4)
Percentages are based on net assets as of December 31, 2021.
(5)
The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(6)
Investment is held through our Taxable Subsidiary (See Note 1).
(7)
Non-accrual investment.
(8)
1.0% of interest payable in cash. 9.0% of interest payable in cash or paid-in-kind at borrower’s election.
(9)
15.0% of interest payable in cash or paid-in-kind at borrower’s election.
(10)
The cash rate equals the approximate current yield on our last-out portion of the unitranche facility.
(11)
The investment has been exited or sold. The residual value reflects estimated earnout, escrow, or other proceeds expected post-closing.
(12)
The investment has a $4.0 million unfunded commitment.
(13)
The investment has a $5.0 million unfunded commitment.
(14)
The investment has a $0.7 million unfunded commitment.
(15)
The investment has a $2.0 million unfunded commitment.
(16)
The investment has a $1.0 million unfunded commitment.
(17)
The investment has a $3.5 million unfunded commitment.
(18)
The investment has a $0.9 million unfunded commitment.
(19)
The investment has a $2.5 million unfunded commitment.

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

DECEMBER 31, 2021

(in thousands, except for units/shares)

(20)
The investment has a $1.9 million unfunded commitment.
(21)
The investment has a $3.3 million unfunded commitment.
(22)
The investment has a $0.3 million unfunded commitment.
(23)
The equity investment is income producing, based on rate disclosed.
(24)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2021, qualifying assets represent 96.2% of the Company’s total assets and non-qualifying assets represent 3.2% of the Company’s total assets.
(25)
The Company is in liquidation. The fair value represents Management’s estimate of future expected proceeds on the term loan, which Management believes approximates the exit price. The Company received a cash payment of $0.5 million during the fourth quarter of 2021, which reduced the cost basis of the term loan.
(26)
All or a portion of this security is pledged as collateral under the KeyBank Credit Facility and held through the Company's wholly-owned subsidiary, Capitala Business Lending, LLC
(27)
CLO Subordinated Investments are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively.

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2020

(in thousands, except for units/shares)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies - 158.7%
First Lien/Senior Secured Debt - 117.0%
3 Bridge Solutions, LLC	IT Consulting	13.00%	—	—	12/4/2022	$12,083	$12,083	$12,083
Alternative Biomedical Solutions, LLC	Healthcare	8.00%	—	—	12/18/2022	7,119	7,119	7,119
American Clinical Solutions, LLC	Healthcare	7.00%	—	—	12/31/2022	3,500	3,500	3,474
American Clinical Solutions, LLC	Healthcare	7.00%	—	—	6/30/2021	250	250	250	(6)
AmeriMark Direct, LLC	Consumer Products	14.00%	1.3% PIK	—	9/8/2021	14,705	14,649	14,649
BigMouth, Inc.	Consumer Products	9.00%	L + 8.5%	0.50%	11/14/2021	1,866	1,268	1,000	(7)
Chicken Soup for the Soul, LLC	Multi-platform media and consumer products	10.00%	L + 8.5%	1.50%	2/22/2022	13,000	13,000	13,000	(6)
Chief Fire Intermediate, Inc.	Security System Services	8.60%	L + 7.0%	1.60%	11/8/2024	8,100	8,100	5,344	(7)
CIS Secure Computing, Inc.	Government Services	9.50%	L + 8.5%, 1.0% PIK	1.00%	9/14/2022	8,322	8,322	8,322
Currency Capital, LLC	Financial Services	12.5%	L + 12.0%, 4.0% PIK	0.50%	7/20/2021	16,500	16,172	3,750	(6) (7) (10)
Freedom Electronics, LLC	Electronic Machine Repair	7.00%	L + 5.0%	2.00%	12/20/2023	2,691	2,691	2,691
Freedom Electronics, LLC	Electronic Machine Repair	8.70%	—	—	12/20/2023	5,870	5,870	5,870	(11) (12)
HUMC Opco, LLC	Healthcare	9.00%	—	—	1/11/2021	5,000	5,000	5,000	(6)
J5 Infrastructure Partners, LLC	Wireless Deployment Services	8.30%	L + 6.5%	1.80%	12/20/2024	-	—	—	(13)
J5 Infrastructure Partners, LLC	Wireless Deployment Services	8.30%	L + 6.5%	1.80%	12/20/2024	6,948	6,948	6,948
Jurassic Quest Holdings, LLC	Entertainment	9.50%	L + 7.5%	2.00%	5/1/2024	9,665	9,665	9,665
Rapid Fire Protection, Inc.	Security System Services	5.50%	L + 3.8%	1.70%	11/22/2024	621	621	621	(15)
Rapid Fire Protection, Inc.	Security System Services	8.90%	—	—	11/22/2024	7,234	7,234	7,234	(11) (16)
Seitel, Inc.	Data Services	9.30%	L + 8.3%, 2.0% PIK	1.00%	3/15/2023	4,662	4,662	3,856
Sequoia Healthcare Management, LLC	Healthcare Management	12.80%	—	—	1/11/2021	11,935	11,935	10,673	(6) (7)
U.S. BioTek Laboratories, LLC	Testing laboratories	7.00%	L + 5.0%	2.00%	12/14/2023	1,450	1,450	1,450
U.S. BioTek Laboratories, LLC	Testing laboratories	9.30%	—	—	12/14/2023	4,511	4,511	4,511	(11) (12)
Total First Lien/Senior Secured Debt							145,050	127,510
Second Lien/Senior Secured Debt - 19.6%
BLST Operating Company, LLC	Online Merchandise Retailer	10.00%	L + 8.5%	1.50%	8/28/2025	1,953	1,953	1,953	(8)
Corporate Visions, Inc.	Sales & Marketing Services	11.00%	—	—	11/29/2021	19,425	19,425	19,425	(9)
Total Second Lien/Senior Secured Debt							21,378	21,378
Preferred Stock and Units - 7.2%
3 Bridge Solutions, LLC	IT Consulting	—	—	—	—	965	1,090	1,116
Alternative Biomedical Solutions, LLC - Series A	Healthcare	—	—	—	—	13,275	1,275	1,327
Alternative Biomedical Solutions, LLC - Series B	Healthcare	—	—	—	—	46,160	3,943	2,898
Alternative Biomedical Solutions, LLC - Series C	Healthcare	—	—	—	—	78,900	—	—
Chief Fire Intermediate, Inc.- Series C	Security System Services	—	—	—	—	34,740	913	—
Currency Capital, LLC - Class A	Financial Services	—	—	—	—	2,000,000	2,000	—	(10)
Jurassic Quest Holdings, LLC	Entertainment	—	—	—	—	467,784	480	576
MicroHoldco, LLC	General Industrial	—	—	—	—	838,042	838	670
Taylor Precision Products, Inc. - Series C	Household Product Manufacturer	—	—	—	—	379	758	758
U.S. BioTek Laboratories, LLC - Class A	Testing laboratories	—	—	—	—	500	540	401
U.S. BioTek Laboratories, LLC - Class D	Testing laboratories	—	—	—	—	78	78	87
Total Preferred Stock and Units							11,915	7,833
Common Stock and Membership Units - 14.8%
3 Bridge Solutions, LLC	IT Consulting	—	—	—	—	39,000	10	—
Alternative Biomedical Solutions, LLC	Healthcare	—	—	—	—	20,092	800	—
American Clinical Solutions, LLC - Class A	Healthcare	—	—	—	—	6,030,384	3,198	3,831
BLST Operating Company, LLC - Class A	Online Merchandise Retailer	—	—	—	—	217,013	286	300
Burke America Parts Group, LLC	Home Repair Parts Manufacturer	—	—	—	—	14	5	2,461
Chief Fire Intermediate, Inc. - Class B	Security System Services	—	—	—	—	3,510	—	—
CIS Secure Computing, Inc.	Government Services	—	—	—	—	46,163	1,000	3,059
Corporate Visions, Inc.	Sales & Marketing Services	—	—	—	—	15,750	1,575	1,522
Freedom Electronics, LLC	Electronic Machine Repair	—	—	—	—	181,818	182	198
Rapid Fire Protection, Inc.	Security System Services	—	—	—	—	363	500	1,528
U.S. BioTek Laboratories, LLC - Class C	Testing laboratories	—	—	—	—	578	1	—
U.S. Well Services, Inc. - Class A	Oil & Gas Services	—	—	—	—	1,202,499	1,244	493	(17)
Xirgo Technologies, LLC	Information Technology	—	—	—	—	600,000	600	2,735
Total Common Stock and Membership Units							9,401	16,127
Total Investments in Non-Control, Non-Affiliate Portfolio Companies							187,744	172,848

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Affiliated Portfolio Companies - 85.8%^
First Lien/Senior Secured Debt - 33.2%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	12.00%	3.0% PIK	—	3/23/2021	13,597	13,597	13,597
MMI Holdings, LLC	Medical Device Distributor	12.00%	—	—	9/30/2021	2,600	2,600	2,600	(6)
Navis Holdings, Inc.	Textile Equipment Manufacturer	9.00%	2.0% PIK	—	6/30/2023	11,031	11,031	10,882	(6)
RAM Payment, LLC	Financial Services	6.50%	L + 5.0%	1.50%	1/4/2024	2,451	2,451	2,451
RAM Payment, LLC	Financial Services	9.80%	—	—	1/4/2024	6,646	6,646	6,646	(11)
Total First Lien/Senior Secured Debt							36,325	36,176
Second Lien/Senior Secured Debt - 16.4%
Eastport Holdings, LLC	Business Services	13.50%	L + 13.0%	0.50%	12/29/2021	16,500	16,329	16,500	(6)
MMI Holdings, LLC	Medical Device Distributor	6.00%	—	—	9/30/2021	400	388	400	(6)
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	—	15.0% PIK	—	9/12/2023	453	441	441
V12 Holdings, Inc.	Data Processing & Digital Marketing	—	—	—	11/21/2016		490	490	(14)
Total Second Lien/Senior Secured Debt							17,648	17,831
Preferred Stock and Units - 9.6%
GA Communications, Inc. - Series A-1	Advertising & Marketing Services	—	—	—	—	1,998	3,477	4,066
LJS Partners, LLC	QSR Franchisor	—	—	—	—	189,044	437	756
MMI Holdings, LLC	Medical Device Distributor	6.0% PIK	—	—	—	1,000	1,676	1,815	(18)
Navis Holdings, Inc. - Class A	Textile Equipment Manufacturer	—	—	—	—	1,000	1,000	986

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

DECEMBER 31, 2020

(in thousands, except for units/shares)

RAM Payment, LLC	Financial Services	8.0% PIK	—	—	—	86,000	997	2,874	(18)
Total Preferred Stock and Units							7,587	10,497
Common Stock and Membership Units - 26.5%
Alternative Biomedical Solutions, LLC	Healthcare	—	—	—	—	49,295	—	—
- Membership Unit Warrants
Burgaflex Holdings, LLC - Class B	Automobile Part Manufacturer	—	—	—	—	1,085,073	362	1,338
Burgaflex Holdings, LLC - Class A	Automobile Part Manufacturer	—	—	—	—	1,253,198	1,504	—
City Gear, LLC - Membership Unit Warrants	Footwear Retail	—	—	—	—		—	2,011	(14)
Eastport Holdings, LLC	Business Services	—	—	—	—		3,263	20,294
GA Communications, Inc. - Series B-1	Advertising & Marketing Services	—	—	—	—	200,000	2	146
LJS Partners, LLC	QSR Franchisor	—	—	—	—	2,593,234	1,224	3,951
MMI Holdings, LLC	Medical Device Distributor	—	—	—	—	45	—	204
Navis Holdings, Inc.	Textile Equipment Manufacturer	—	—	—	—	60,000	—	—
Nth Degree Investment Group, LLC	Business Services	—	—	—	—	6,088,000	6,088	—
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	—	—	—	—	15,068,000	6,958	977
Total Common Stock and Membership Units							19,401	28,921
Total Investments in Affiliated Portfolio Companies^							80,961	93,425
Investments in Controlled Portfolio Companies - 7.7%^^
First Lien/Senior Secured Debt - 3.4%
Vology, Inc.	Information Technology	10.50%	L + 8.5%	2.00%	12/31/2021	3,732	3,732	3,732
Total First Lien/Senior Secured Debt							3,732	3,732
Preferred Stock and Units - 4.3%
Vology, Inc. - Class A	Information Technology	—	—	—	—	9,041,810	5,215	4,687
Total Preferred Stock and Units							5,215	4,687
Common Stock and Membership Units - 0.0%
Vology, Inc.	Information Technology	—	—	—	—	5,363,982	—	—
Total Common Stock and Membership Units							—	—
Total Investments in Controlled Portfolio Companies^^							8,947	8,419
Total Investments - 252.1%							$277,652	$274,692

^ As defined in the Investment Company Act, the investment is deemed to be an "affiliated person" of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company's outstanding voting securities.

^^ As defined in the Investment Company Act, the investment is deemed to be a "controlled affiliated person" of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

(+) Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to either LIBOR ("L") or alternate base rate (commonly known as the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, or 1 month L rates. As of December 31, 2020, rates for the 12 month, 6 month, 3 month, 2 month and 1 month L are 0.34%, 0.26%, 0.24%, 0.19% and 0.14%, respectively. As of December 31, 2020, P was 3.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2020.

(++) Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.

(1) All investments valued using unobservable inputs (Level 3), unless otherwise noted.

(2)
All investments valued by Logan Ridge Finance Corporation’s (the “Company”) board of directors.
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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III, and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III, and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their small business investment company (“SBIC”) licenses, continued to hold their existing investments at the time of the IPO and have continued to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share, resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (the “SBA-guaranteed debentures”) and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. As of December 31, 2021, there were no SBA-guaranteed debentures outstanding.

The Company has formed, and expects to continue to form, certain consolidated taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for U.S. federal income tax purposes. The Taxable Subsidiaries allow the Company to make equity investments in companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

Capitala Business Lending, LLC (“CBL”), a wholly-owned subsidiary of the Company, was established on October 30, 2020, for the sole purpose of holding certain investments pledged as collateral under the Company’s line of credit with KeyBank National Association (the “KeyBank Credit Facility”). See Note 8 for more details about the KeyBank Credit Facility. The financial statements of CBL are consolidated with those of Logan Ridge Finance Corporation.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

All of the Company’s then-current officers resigned at the Closing and the Board appointed Ted Goldthorpe as the Company’s Chief Executive Officer and President, Jason Roos as the Company’s Chief Financial Officer, Treasurer and Secretary, Patrick Schafer as the Company’s Chief Investment Officer and David Held as the Company’s Chief Compliance Officer. On November 9, 2021, Jason Roos was replaced as Secretary and Treasurer of the Company by Brandon Satoren, who was also appointed as Chief Accounting Officer. Mr. Roos continues to serve as Chief Financial Officer of the Company.

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

The Company’s financial statements as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Investment Classification

In accordance with the provisions of the 1940 Act, the Company classifies its investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those investments that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25% of the voting securities of such company and/or has greater than 50% representation on its board or has the power to exercise control over management or policies of such portfolio company. The Company is deemed to be an affiliate of a company in which the Company has invested if it owns between 5% or more of the voting securities of such company.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

Other income: Origination fees (to the extent services are performed to earn such income), amendment fees, consent fees, and other fees associated with investments in portfolio companies are recognized as income when they are earned. Prepayment penalties received by the Company for debt instruments repaid prior to maturity date are recorded as income upon receipt.

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

Commitments and Contingencies

As of December 31, 2021, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of of $9.0 million to Accordion Partners LLC, $0.7 million to Bradshaw International, Inc., $3.1 million to Critical Nursing Staffing, LLC, $3.5 million to J5 Infrastructure Partners, LLC, $0.9 million to Keg Logistics LLC, $1.9 million to Premiere Imaging, LLC, $2.5 million to Marble Point Credit Management LLC, and $3.5 million to Wealth Enhancement Group, LLC As of December 31, 2020, the Company had outstanding unfunded commitments related to debt and equity investments in existing portfolio companies of $4.3 million to Rapid Fire Protection, Inc., $3.5 million to J5 Infrastructure Partners, LLC, $1.0 million to Freedom Electronics, LLC, and $1.0 million to U.S. BioTek Laboratories, LLC.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

In management’s opinion, no direct losses with respect to litigation contingencies were probable as of December 31, 2021 and 2020. Management is of the opinion that the ultimate resolution of such claims, if any, will not materially affect the Company’s business, financial position, results of operations, or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to litigation contingencies.

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

The tax years ended December 31, 2021, 2020, 2019 and 2018 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the years ended December 31, 2021, 2020, and 2019. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of December 31, 2021 and 2020, the Company recorded a net deferred tax asset of zero, respectively. For the years ended December 31, 2021, 2020, and 2019, the Company recorded a deferred tax benefit (provision) of zero, zero and $(0.6) million, respectively. As of December 31, 2021 and 2020, the valuation allowance on the Company’s deferred tax asset was $9.9 million and $4.6 million, respectively. For the years ended December 31, 2021, 2020, and 2019, the Company recognized an increase in the valuation allowance of $5.3 million, $1.4 million, and $2.8, respectively.

In accordance with certain applicable U.S. Treasury regulations and guidance issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive its entire distribution in either cash or stock of the RIC, subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. For income tax purposes, the Company has paid distributions on its shares of common stock from ordinary income in the amount of zero, $0.7 million, and $13.4 million during the tax years ended December 31, 2021, 2020, and 2019, respectively. For income tax purposes, the Company has paid distributions on its shares of common stock that were accounted for as a return of capital in the amount of zero, $3.4 million, and $2.7 million for the tax years ended December 31, 2021, 2020, and 2019, respectively.

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of December 31, 2021 and 2020, there were no uncertain tax positions.

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

Company Investment Risk, Concentration of Credit Risk and Liquidity Risk

The Investment Advisor has broad discretion in making investments for the Company. Investments will generally consist of debt and equity instruments that may be affected by business, financial market, or legal uncertainties. Prices of investments may be volatile, and a variety of factors that are inherently difficult to predict, such

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

Note 3. Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. Management continues to assess the impact that the adoption of this guidance will have on the Company’s financial position, results of operations and cash flows.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The FASB issued the amendments to reduce the number of accounting models used for convertible debt instruments and convertible preferred stock, simplify the derivative scope exception for contracts in an entity’s own equity, and to improve guidance related to earnings per share disclosures. The standard is effective for fiscal years ending after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company has evaluated this guidance and determined that this accounting standard update will not have a material impact on its financial statements.

Note 4. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market and traditional middle-market companies. As of December 31, 2021, our portfolio consisted of investments in 40 portfolio companies with a fair value of approximately $198.2 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of December 31, 2021, 8.5% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2020, 14.5% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the year ended December 31, 2021, the Company made approximately $89.4 million of investments and had approximately $169.6 million in repayments and sales, resulting in net repayments and sales of approximately $80.2 million for the year. During the year ended December 31, 2020, the Company made approximately $21.1 million of investments and had approximately $75.8 million in repayments and sales, resulting in net repayments and sales of approximately $54.7 million for the year. During the year ended December 31, 2019, the Company made approximately $77.8 million of investments and had approximately $128.1 million in repayments and sales resulting in net repayments and sales of approximately $50.3 million for the year.

As of December 31, 2021, the Company’s Board approved the fair value of the Company’s investment portfolio of approximately $198.2 million in good faith in accordance with the Company’s valuation procedures. The Company’s Board approved the fair value of the Company’s investment portfolio as of December 31, 2021 with input from third-party valuation firms and the Investment Advisor based on information known or knowable as of the valuation date, including trailing and forward looking data.

The composition of our investments as of December 31, 2021, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$103,667	54.4%	$98,251	49.6%
Second Lien Debt	30,048	15.8%	30,190	15.2%
Subordinated Debt	5,050	2.6%	5,050	2.6%
Equity	51,717	27.2%	64,698	32.6%
Total	$190,482	100.0%	$198,189	100.0%

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

The composition of our investments as of December 31, 2020, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$185,108	66.7%	$167,418	60.9%
Second Lien Debt	39,026	14.0%	39,209	14.3%
Equity	53,518	19.3%	68,065	24.8%
Total	$277,652	100.0%	$274,692	100.0%

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

The following table presents the fair value measurements of investments, by major class, as of December 31, 2021 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$98,251	$98,251
Second Lien Debt	—	—	30,190	30,190
Subordinated Debt	—	—	5,050	5,050
Equity	—	—	64,698	64,698
Total	$—	$—	$198,189	$198,189

The following table presents the fair value measurements of investments, by major class, as of December 31, 2020 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$167,418	$167,418
Second Lien Debt	—	—	39,209	39,209
Equity	493	—	67,572	68,065
Total	$493	$—	$274,199	$274,692

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2021 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity	Total
Balance as of January 1, 2021	$167,418	$39,209	$—	$67,572	$274,199
Repayments/sales	(127,344)	(20,066)	—	(21,484)	(168,894)
Purchases	65,697	10,935	5,050	7,750	89,432
Payment-in-kind interest and dividends accrued	277	—	—	179	456
Accretion of original issue discount	100	136	—	289	525
Net realized (loss) gain on investments	(20,169)	19	—	12,705	(7,445)
Net unrealized appreciation (depreciation) on investments	12,272	(43)	—	(2,313)	9,916
Balance as of December 31, 2021	$98,251	$30,190	$5,050	$64,698	$198,189

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2020 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Equity and Warrants	Total
Balance as of January 1, 2020	$231,203	$53,857	$61,568	$346,628
Reclassifications	(9,380)	1,953	7,427	—
Repayments/sales	(47,362)	(12,740)	(2,544)	(62,646)
Purchases	19,480	—	1,590	21,070
Payment-in-kind interest and dividends accrued	1,559	191	173	1,923
Accretion of original issue discount	265	323	—	588
Net realized (loss) gain on investments	(15,100)	(4,782)	2,544	(17,338)
Net unrealized (depreciation) appreciation on investments	(13,247)	407	(3,186)	(16,026)
Balance as of December 31, 2020	$167,418	$39,209	$67,572	$274,199

The net change in unrealized appreciation (depreciation) on investments held as of December 31, 2021 and 2020, was $2.0 million and $(20.1) million, respectively, and is included in net unrealized depreciation on investments on the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and (liabilities) as of December 31, 2021 were as follows:

	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range of Input (WeightedAverage) (2)
First lien debt	$2.5	Market	Broker/Dealer Quote	N/A
First lien debt	88.1	Income	Required Rate of Return	6.2% – 14.6% (7.4%)
First lien debt	7.6	Enterprise Market Value and Asset(1)	Revenue Multiple	0.3x
Second lien debt	29.8	Income and Asset(1)	Required Rate of Return	1.2% – 11.5% (9.7%)
Second lien debt	0.4	Enterprise Market Value	Revenue Multiple	4.7x
Subordinated debt	5.1	Income	Required Rate of Return	5.0%
Equity	53.2	Enterprise Market Value and Asset(1)	EBITDA Multiple	1.9x – 10.0x (6.4x)
Equity	3.7	Enterprise Market Value and Asset(1)	Revenue Multiple	0.4x – 0.7x (0.4x)
Equity	7.7	Income	Required Rate of Return	17.4x – 20.4x (19.1x)
	$198.2

(1)
$0.6 million in first lien debt, less than $0.1 million in second lien debt, and $0.6 million in equity and warrants were valued using the asset approach.
(2)
The weighted averages disclosed in the table above were weighted by their relative fair value.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2020 were as follows:

	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range (Weighted Average) (2)
First lien debt	$139.1	Income	Required Rate of Return	6.9% – 15.0% (10.5%)
First lien debt	28.3	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple	4.0x – 4.0x (4.0x)
			Revenue Multiple	0.2x – 4.8x (2.0x)
Second lien debt	39.2	Income and Asset(1)	Required Rate of Return	6.0% – 13.5% (12.0%)
Equity and warrants	67.6	Enterprise Value Waterfall and Asset(1)	EBITDA Multiple	6.0x – 21.0x (9.5x)
			Revenue Multiple	0.2x – 1.3x (0.8x)
	$274.2

(1)
$4.8 million in first lien debt, $0.9 million in second lien debt, and $4.4 million in equity and warrants were valued using the asset approach.

The significant unobservable inputs used in the valuation of the Company’s investments are required rate of return, EBITDA multiples, and revenue multiples. Changes in any of these unobservable inputs could have a significant impact on the Company’s estimate of fair value. An increase (decrease) in the required rate of return will result in a lower (higher) estimate of fair value while an increase (decrease) in adjusted EBITDA or revenue multiples will result in a higher (lower) estimate of fair value.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

Below is the statement of assets and liabilities for CSLF II as of December 31, 2019 (dollars in thousands):

December 31, 2019
ASSETS
Investments at fair value (amortized cost of $28,396)	$28,396
Cash and cash equivalents	704
Interest receivable	151
Other assets	7
Total assets	$29,258
LIABILITIES
Credit facility (net of deferred financing costs of $621)	$12,079
Interest and financing fees payable	113
Accounts payable	27
Total liabilities	$12,219
NET ASSETS
Members’ capital	$17,039
Total net assets	$17,039

Below are the statements of operations for CSLF II (dollars in thousands):

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
INVESTMENT INCOME
Interest income	$650	$1,372
Fee income	5	175
Total investment income	$655	$1,547
EXPENSES
Interest and financing expenses	$1,135	$151
General and administrative expenses	164	176
Total expenses	$1,299	$327
NET INVESTMENT (LOSS) INCOME	$(644)	$1,220
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(644)	$1,220

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Note 5. Transactions With Affiliated Companies

During the year ended December 31, 2021, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2020 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2021 Fair Value
Affiliate investments
Burgaflex Holdings, LLC	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	$—	$152	$13,597	$—	$(13,597)	$—	$—	$—
Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)	—	—	1,338	—	—	—	190	1,528
Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)	—	—	—	—	—	—	1,193	1,193
			152	14,935	—	(13,597)	—	1,383	2,721
City Gear, LLC	Membership Unit Warrants		—	2,011	—	(2,215)	2,215	(2,011)	—
			—	2,011	—	(2,215)	2,215	(2,011)	—
Eastport Holdings, LLC	Second Lien Debt (13.5% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/30/22)	16,500	2,402	16,500	123	—	—	(123)	16,500
Eastport Holdings, LLC	Membership Units (22.9% ownership)	—	—	20,294	—	—	—	(3,975)	16,319
			2,402	36,794	123	—	—	(4,098)	32,819
GA Communications, Inc.	Series A-1 Preferred Stock (1,998 shares)	—	—	4,066	—	—	—	328	4,394
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)	—	—	146	—	—	—	39	185
			—	4,212	—	—	—	367	4,579
LJS Partners, LLC	Preferred Units (202,336 units)	—	—	756	—	—	—	87	843
LJS Partners, LLC	Common Membership Units (2,593,234 units)	—	24	3,951	—	—	—	3,213	7,164
			24	4,707	—	—	—	3,300	8,007
MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 1/31/22)	2,600	316	2,600	—	—	—	—	2,600
MMI Holdings, LLC	Second Lien Debt (6.0% Cash, Due 1/31/22)	400	24	400	—	—	—	—	400
MMI Holdings, LLC (5)	Preferred Units (1,000 units, 6.0% PIK Dividend)	—	110	1,815	110	—	—	(27)	1,898
MMI Holdings, LLC	Common Membership Units (45 units)	—	—	204	—	—	—	(141)	63
			450	5,019	110	—	—	(168)	4,961
Navis Holdings, Inc.	First Lien Debt (9.0% Cash, 2.0% PIK, Due 6/30/23)	—	993	10,882	181	(11,212)	—	149	—
Navis Holdings, Inc.	Class A Preferred Stock (1,000 shares)	—	100	986	—	(1,000)	—	14	—
Navis Holdings, Inc.	Common Stock (60,000 shares)	—	—	—	—	(260)	260	—	—
			1,093	11,868	181	(12,472)	260	163	—
Nth Degree Investment Group, LLC	Membership Units (6,088,000 Units)	—	—	—	—	—	—	—	—
			—	—	—	—	—	—	—
RAM Payment, LLC	First Lien Debt (6.5% Cash (1 month LIBOR + 5.0%), 1.5% Floor), Due 1/4/24)	998	126	2,451	—	(1,455)	—	2	998
RAM Payment, LLC	First Lien Debt (9.8% Cash, Due 1/4/24)	2,706	517	6,646	—	(3,939)	—	(1)	2,706
RAM Payment, LLC (5)	Preferred Units (86,000 units, 8.0% PIK Dividend)	—	124	2,874	69	—	—	783	3,726
			767	11,971	69	(5,394)	—	784	7,430
Sierra Hamilton Holdings Corporation	Second Lien Debt (15.0%, Due 9/12/23)	3	108	441	12	(450)	—	—	3
Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)	—	—	977	—	—	—	(647)	330
			108	1,418	12	(450)	—	(647)	333
V12 Holdings, Inc.	Second Lien Debt	—	—	490	—	—	—	19	509
			—	490	—	—	—	19	509
Total Affiliate investments			$4,996	$93,425	$495	$(34,128)	$2,475	$(908)	$61,359
Control investments
Vology, Inc.	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 3/31/22)	$3,586	$389	$3,732	$—	$(97)	$—	$-	3,635
Vology, Inc.	Class A Preferred Units (9,041,810 Units)	—	—	4,687	—	—	—	(1,483)	3,204
Vology, Inc.	Membership Units (5,363,982 Units)	—	—	—	—	—	—	—	—
Total Control investments			$389	$8,419	$—	$(97)	$—	$(1,483)	$6,839

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
DECEMBER 31, 2021

During the year ended December 31, 2020, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2019 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2020 Fair Value
Affiliate investments
Burgaflex Holdings, LLC	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	$13,597	$1,707	$14,421	$427	$(1,250)	$—	$(1)	$13,597
Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)		—	635	—	—	—	703	1,338
Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)		—	—	—	—	—	—	—
			1,707	15,056	427	(1,250)	—	702	14,935
City Gear, LLC	Membership Unit Warrants		—	3,326	—	(1,341)	1,341	(1,315)	2,011
			—	3,326	—	(1,341)	1,341	(1,315)	2,011
Eastport Holdings, LLC	Second Lien Debt (13.5% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 12/29/21)	16,500	2,498	16,500	173	—	—	(173)	16,500
Eastport Holdings, LLC	Membership Units (22.9% ownership)		—	17,822	—	—	—	2,472	20,294
			2,498	34,322	173	—	—	2,299	36,794
GA Communications, Inc.	Series A-1 Preferred Stock (1,998 shares)		—	3,761	—	—	—	305	4,066
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)		—	501	—	—	—	(355)	146
			—	4,262	—	—	—	(50)	4,212
LJS Partners, LLC	Preferred Units (189,044 units)		—	372	145	—	—	239	756
LJS Partners, LLC	Common Membership Units (2,593,234 units)		—	1,509	—	—	—	2,442	3,951
			—	1,881	145	—	—	2,681	4,707
MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 9/30/21)	2,600	290	2,600	—	—	—	—	2,600
MMI Holdings, LLC	Second Lien Debt (6.0% Cash, Due 9/30/21)	400	21	400	—	—	—	—	400
MMI Holdings, LLC (5)	Preferred Units (1,000 units, 6.0% PIK Dividend)		—	1,710	104	—	—	1	1,815
MMI Holdings, LLC	Common Membership Units (45 units)		—	194	—	—	—	10	204
			311	4,904	104	—	—	11	5,019
Navis Holdings, Inc.	First Lien Debt (9.0% Cash, 2.0% PIK, Due 6/30/23)	11,031	1,084	10,100	1,875	(944)	—	(149)	10,882
Navis Holdings, Inc.	Class A Preferred Stock (1,000 shares)		25	1,000	—	—	—	(14)	986
Navis Holdings, Inc.	Common Stock (60,000 shares)		—	464	—	—	—	(464)	—
			1,109	11,564	1,875	(944)	—	(627)	11,868
Nth Degree Investment Group, LLC	Membership Units (6,088,000 Units)		—	6,088	—	—	—	(6,088)	—
			—	6,088	—	—	—	(6,088)	—
RAM Payment, LLC	First Lien Debt (6.5% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	2,451	113	—	3,069	(618)	—	—	2,451
RAM Payment, LLC	First Lien Debt (9.8% Cash, Due 1/4/24)	6,646	832	9,019	—	(2,372)	—	(1)	6,646
RAM Payment, LLC (5)	Preferred Units (86,000 units, 8.0% PIK Dividend)		—	1,725	69	—	—	1,080	2,874
			945	10,744	3,138	(2,990)	—	1,079	11,971
Sierra Hamilton Holdings Corporation	Second Lien Debt (15.0% PIK, Due 9/12/23)	453	105	748	116	(423)	—	—	441
Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)		—	5,160	—	—	—	(4,183)	977
			105	5,908	116	(423)	—	(4,183)	1,418
V12 Holdings, Inc.	Second Lien Debt	—	—	708	—	(276)	110	(52)	490
			—	708	—	(276)	110	(52)	490
Total Affiliate investments			$6,675	$98,763	$5,978	$(7,224)	$1,451	$(5,543)	$93,425
Control investments
Capitala Senior Loan Fund II, LLC	Second Lien Debt (7.0% Cash (1 month LIBOR + 6.0%), Due 9/3/24)	$—	$—	$—	$—	$—	$—	$—	$—
Capitala Senior Loan Fund II, LLC	Membership Units (80.0% ownership)		—	13,631	—	(13,116)	(484)	(31)	—
			—	13,631	—	(13,116)	(484)	(31)	—
Vology, Inc.	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 12/31/21)	3,732	410	3,877	—	(145)	—	—	3,732
Vology, Inc.	Class A Preferred Units (9,041,810 Units)		—	5,215	—	—	—	(528)	4,687
Vology, Inc.	Membership Units (5,363,982 Units)		—	—	—	—	—	—	—
Total Control investments			$410	$9,092	$—	$(145)	$—	$(528)	$8,419

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Advisor that would, when taken together with all other incentive fees paid to the Investment Advisor during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. As of December 31, 2021 and December 31, 2020, the Company had incentive fees payable to the Investment Advisor of zero and $3.7 million, respectively, related to fees earned in prior years but deferred under the incentive fee deferral mechanism.

As part of the Transaction, the Investment Advisor entered into a two-year contractual fee waiver (the “Fee Waiver”) with the Company to waive, to the extent necessary, any capital gains fee under the Investment Advisory Agreement that exceeds what would have been paid to Capitala in the aggregate over such two-year period under the prior advisory agreement.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

For the years ended December 31, 2021, 2020 and 2019, the Company incurred $4.8 million, $6.4 million and $8.0 million in base management fees, respectively, under the Investment Advisory Agreement and the Prior Investment Advisory Agreement. The Company incurred zero, zero, and $1.5 million in incentive fees related to pre-incentive fee net investment income for the years ended December 31, 2021, 2020, and 2019, respectively. For the years ended December 31, 2021, 2020 and 2019, our Investment Advisor waived incentive fees of zero, zero, and $0.3 million, respectively.

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

For the years ended December 31, 2021, 2020 and 2019 the Company accrued $1.0 million, $1.4 million, and $1.4 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

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

Note 7. Related Party Transactions

As of December 31, 2021 and 2020, the Company had $1.1 million and $3.8 million, respectively, of management and incentive fees payable to the Investment advisor. These amounts are reflected in the accompanying consolidated statements of assets and liabilities under the caption “Management and incentive fees payable.”

On June 1, 2020, the Company purchased approximately 50% of the outstanding loans in CSLF II at par as part of the wind-down of the joint venture. The Company paid $8.3 million for the loans and assumed a $3.0 million unfunded commitment related to Rapid Fire Protection, Inc.’s revolving credit facility. On June 12, 2020, the Company wound down CSLF II. See Note 4 for details.

Note 8. Borrowings

SBA-guaranteed debentures

The Company, through its wholly owned subsidiary Fund III, historically used debenture leverage provided through the SBA to finance a portion of its investment portfolio. As of December 31, 2020, the Company had $91.0 million of SBA-guaranteed debentures outstanding. On June 10, 2021, Fund III repaid all of its remaining SBA-guaranteed debentures. As of December 31, 2020, Fund III had total assets of $186.0 million collateralizing its SBA-guaranteed debentures. On June 10, 2014, the Company received an exemptive order from the SEC exempting the Company, Fund II, and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III.

On March 1, 2019, Fund II repaid its outstanding SBA-guaranteed debentures and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. As a result of the payoff, the Company recorded an extinguishment loss of $0.8 million during the year ended December 31, 2021.

As of December 31, 2021, there were no SBA-guaranteed debentures outstanding. The following table summarizes the historical interest expense and annual charges, deferred financing costs, average outstanding balance, and average stated interest and annual charge rate on the SBA-guaranteed debentures for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Interest expense and annual charges	$1,066	$4,546	$5,454
Deferred financing costs	188	521	682
Total interest and financing expenses	$1,254	$5,067	$6,136
Average outstanding balance	$33,773	$130,333	$152,537
Average stated interest and annual charge rate	3.14%	3.44%	3.57%

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

As of December 31, 2020, the Company’s issued and outstanding SBA-guaranteed debentures mature as follows (dollars in thousands):

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

On November 1, 2021, the Company notified the Trustee for the Company’s 2022 Notes, of the Company’s election to redeem the $50.0 million aggregate principal amount of the 2022 Notes outstanding. The redemption was completed on December 6, 2021. As a result of the payoff, the Company recorded an extinguishment loss of $0.2 million during the year ended December 31, 2021.

As of December 31, 2021, the Company had $22.8 million in aggregate principal amount of 2022 Notes outstanding.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Notes for the years ended December 31, 2021, 2020, and 2019 (dollars in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Interest expense	$4,119	$4,449	$4,500
Deferred financing costs	590	569	540
Total interest and financing expenses	$4,709	$5,018	$5,040
Average outstanding balance	$69,272	$74,253	$75,000
Average stated interest rate	6.00%	6.00%	6.00%

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

As of December 31, 2021 and 2020, the Company had $52.1 million in 2022 Convertible Notes outstanding.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Convertible Notes for the years ended December 31, 2021, 2020, and 2019 (dollars in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Interest expense	$2,997	$2,995	$2,995
Deferred financing costs	385	364	342
Total interest and financing expenses	$3,382	$3,359	$3,337
Average outstanding balance	$52,088	$52,088	$52,088
Average stated interest rate	5.75%	5.75%	5.75%

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

2026 Notes

On October 29, 2021, the Company issued $50.0 million in aggregate principal amount of 5.25% fixed-rate notes due October 30, 2026 (the “2026 Notes”) at 98.00% pursuant to a supplemental indenture with U.S. Bank National Association (the “Trustee”), which supplements that certain base indenture, dated as of June 16, 2014. The 2026 Notes were issued in a private placement exempt from registration under the Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds to the Company were approximately $48.8 million, after deducting estimated offering expenses. The Notes will mature on October 30, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The Notes bear interest at a rate of 5.25% per year payable semi-annually on April 30 and October 30 of each year, commencing on April 30, 2022. The Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

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

As of December 31, 2021, the Company had $50.0 million in 2026 Notes outstanding.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2026 Notes for the year ended December 31, 2021 (dollars in thousands):

For the Year Ended December 31,
2021
Interest expense	$487
Deferred financing costs	20
Total interest and financing expenses	$507
Average outstanding balance	$8,767
Average stated interest rate	5.25%

Bond Repurchase Program

On July 30, 2020, the Board approved a bond repurchase program which authorizes the Company to repurchase up to an aggregate of $10.0 million worth of the Company’s outstanding 2022 Notes and/or 2022 Convertible Notes (the “Bond Repurchase Program”). The Bond Repurchase Program expired on July 30, 2021. The Company did not repurchase any of the 2022 Notes or 2022 Convertible Notes during the year ended December 31, 2021. During the year ended December 31, 2020, the Company purchased approximately $2.2 million of outstanding principal of the 2022 Notes under the Bond Repurchase Program, resulting in a realized gain of $0.2 million. During the year ended December 31, 2020, the Company did not purchase any of the 2022 Convertible Notes.

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

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the ING Credit Facility for the years ended December 31, 2020 and 2019 (dollars in thousands):

	For the Years Ended December 31,
	2020	2019
Interest expense	$—	$580
Deferred financing costs	1,379	806
Unused commitment fees	211	1,222
Total interest and financing expenses	$1,590	$2,608
Average outstanding balance	$—	$10,448
Average stated interest rate	—%	5.41%

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

The ING Credit Facility was secured by investments and cash held by the Company, exclusive of assets pledged as collateral for the Company’s SBA debentures. Assets pledged to secure the Credit Facility had a carrying value of $159.8 million at December 31, 2019.

KeyBank Credit Facility

On October 30, 2020, Capitala Business Lending, LLC ("CBL"), a direct, wholly owned, consolidated subsidiary of the Company, entered into a senior secured revolving credit agreement (the “KeyBank Credit Facility”), with the Company's investment advisor at the time, as collateral manager, the lenders from time to time parties thereto (each a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $25.0 million as of October 30, 2020. CBL may, on any business day prior to October 28, 2022, request an increase in the aggregate principal amount from $25.0 million to $100.0 million in accordance with the terms and in the manner described in the KeyBank Credit Facility. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through October 28, 2022, unless there is an earlier termination or event of default. The KeyBank Credit Facility matures on October 28, 2023, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at one-month LIBOR plus 3.5%, subject to a minimum interest rate of 4.25%. The Company will also pay an unused commitment fee at a rate of 1.75% per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility. As of December 31, 2021 and December 31, 2020, there were no outstanding draws on the KeyBank Credit Facility. The KeyBank Credit Facility is secured by the investments and other assets held by CBL, the Company’s wholly owned subsidiary. The KeyBank Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2021 and 2020, assets pledged to secure the KeyBank Credit Facility had a fair value of $57.7 million and $57.6 million, respectively.

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the KeyBank Credit Facility for the years ended December 31, 2021 and 2020 (dollars in thousands):

	For the Years Ended December 31,
	2021	2020
Interest expense	$136	$—
Deferred financing costs	194	33
Unused commitment fees	387	77
Total interest and financing expenses	$717	$110
Average outstanding balance	$3,203	$—
Average stated interest rate	4.25%	—%

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the outstanding principal and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2021, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Outstanding Principal	Fair Value	Level 1	Level 2	Level 3
2022 Notes	$22,833	$23,285	$23,285	$—	$—
2022 Convertible Notes	52,088	52,983	52,983	—	—
2026 Notes	50,000	50,000	—	—	50,000
Total	$124,921	$126,268	$76,268	$—	$50,000

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

The estimated fair value of the 2026 Notes approximates the par value.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Distributions from net investment income, distributions from net realized capital gains, and distributions classified as return of capital are determined in accordance with U.S. federal tax regulations, which may differ from amounts in accordance with U.S. GAAP and those differences could be material.

Permanent differences between taxable income and net investment income for financial reporting purposes are reclassified among the capital accounts in the financial statements to reflect their tax character. During the years ended December 31, 2021, December 31, 2020, and December 31, 2019, the Company reclassified for book purposes amounts arising from permanent differences in the book and tax basis of partnership investments sold, sales relating to defaulted bond accruals, and book and tax character of distributions paid. Such reclassifications are reported in “Tax reclassifications of stockholders’ equity in accordance with generally accepted accounting principles” and “Distributions — Return of Capital” in the statements of changes in net assets for the years ended December 31, 2021, 2020 and 2019, respectively.

The following permanent differences due to adjustments for the realized gains (losses) upon disposition of partnership interests and for the transfer of distributions between accumulated capital gains, accumulated net investment income, and return of capital were reclassified for tax purposes for the tax years ended December 31, 2021, December 31, 2020, and December 31, 2019 (dollars in thousands):

	Tax Year Ended December 31,
	2021	2020	2019
Increase (decrease) in accumulated net investment income	$4,605	$(778)	$(13)
Increase in accumulated net realized gains on investments	36,030	6,254	2,450
Decrease in capital in excess of par value	$(40,635)	$(5,476)	$(2,437)

For the tax years ended December 31, 2021, December 31, 2020, December 31, 2019, the tax basis components of distributable earnings were as follows (dollars in thousands):

	Tax Year Ended December 31,
	2021	2020	2019
Undistributed ordinary income	$—	$—	$—
Accumulated capital losses	(108,018)	(111,734)	(95,186)
Unrealized appreciation (depreciation)	3,590	(23,428)	(9,190)
Other temporary differences	(1,580)	(6,262)	(6,423)
Total	$(106,008)	$(141,424)	$(110,799)

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of December 31, 2021, the Company has a short-term capital loss carry forward of $17.1 million and a long-term capital loss carry forward of $90.9 million.

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.

The following table reconciles net increase (decrease) in net assets resulting from operations to taxable income for the tax periods ended December 31, 2021, December 31, 2020, and December 31, 2019 (dollars in thousands):

	Tax Year Ended December 31,
	2021	2020	2019
Net decrease in net assets resulting from operations	$(1,918)	$(35,447)	$(27,647)
Net change in unrealized (appreciation) depreciation on investments	(10,667)	11,611	20,306
Capital loss carryforward	7,658	16,561	16,246
Tax provision	—	—	628
Other deductions for book in excess of deductions for tax	529	7,930	2,903
Total taxable income	$(4,398)	$655	$12,436

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the tax periods ended December 31, 2021, December 31, 2020, and December 31, 2019 (dollars in thousands):

	Tax Year Ended December 31,
	2021	2020	2019
Ordinary income	$—	$655	$13,451
Return of capital	—	3,398	2,659
Total	$—	$4,053	$16,110

For U.S. federal income tax purposes, as of December 31, 2021, the aggregate net unrealized appreciation for all securities was $3.6 million. As of December 31, 2021, gross unrealized appreciation was $38.6 million and gross unrealized depreciation was $(35.0) million. The aggregate cost of securities for U.S. federal income tax purposes was $194.6 million as of December 31, 2021. For U.S. federal income tax purposes, as of December 31, 2020, the aggregate net unrealized depreciation for all securities was $(23.4) million. As of December 31, 2020, gross unrealized appreciation was $14.3 million and gross unrealized depreciation was $(37.7) million. The aggregate cost of securities for U.S. federal income tax purposes was $298.1 million as of December 31, 2020.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

The Company acquired the non-controlling interest in Print Direction, Inc. on December 1, 2017 and converted the entity to CPTA Master Blocker, Inc. (Georgia), retaining its net operating losses in the transaction pursuant to Section 382 of the Code. As of December 31, 2021, the Taxable Subsidiaries had net operating losses for U.S. federal income tax purposes of approximately $11.6 million. If not utilized, $5.3 million of these net operating losses will expire in the year ended December 31, 2037, and $6.3 million of these net operating losses have no expiration.

Deferred U.S. federal income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and U.S. federal income tax purposes. Components of deferred tax assets (liabilities) as of December 31, 2021 and 2020 are as follows (dollars in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$2,870	$3,318
Capital loss carryforwards	1,034	909
Other deferred tax assets	53	526
Less valuation allowance	(2,457)	(4,621)
Total deferred tax assets	1,500	132
Deferred tax liabilities:
Net unrealized depreciation on investments	1,500	(132)
Total deferred tax liabilities	(1,500)	(132)
Net deferred tax asset	$—	$—

At December 31, 2021 and December 31, 2020, the valuation allowance on deferred tax assets was $2.4 million and $4.6 million, respectively, which represents the tax effect of net operating losses that we do not believe we will realize through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Total income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 21% to net investment loss and net realized and unrealized appreciation (depreciation) on investments for the years ended December 31, 2021, 2020, and 2019, are as follows (dollars in thousands):

	For the years ended December 31,
	2021	2020	2019
Tax benefit at statutory rates	$1,544	$(795)	$(1,742)
State income tax benefit, net of federal benefit	281	(124)	(300)
Adjustment to unrealized depreciation	494	(1,366)	(359)
Other adjustments	(21)	786	218
Revaluation for state rate change	(134)	44	10
Change in valuation allowance	(2,164)	1,455	2,801
Total tax provision (benefit), net	$—	$—	$628

For the years ended December 31, 2021, 2020 and 2019, the components of the Company’s tax provision (benefit) include the following:

	For the years ended December 31,
	2021	2020	2019
Deferred tax benefit
Federal	$(1,918)	$(1,297)	$(1,862)
State	(246)	(158)	(311)
Less valuation allowance	2,164	1,455	2,801
Total tax provision (benefit), net	$—	$—	$628

Note 10. Directors’ Fees

Our Independent Directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Board meeting and $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the years ended December 31, 2021, 2020 and 2019, the Company recognized directors’ fees expense of $0.4 million, $0.3 million, and $0.4 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act. Effective April 1, 2020, the Company’s Independent Directors have agreed to waive 20% of the fees due to them for the remainder of the fiscal year ending December 31, 2020 due to the impact of the COVID-19 pandemic.

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

On August 21, 2020, the Company effectuated a one-for-six reverse stock split of shares of the Company’s common stock. Please see Note 1 for a full description. As of December 31, 2021, the Company had 2,711,068 shares of common stock outstanding.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Note 12. Earnings Per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Other potentially dilutive shares of the Company’s common stock, and the related impact to earnings, are considered when calculating diluted earnings per share. For the years ended December 31, 2021, 2020, and 2019, 0.6 million in convertible shares related to the 2022 Convertible Notes were considered anti-dilutive.

The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share resulting from operations for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands, except share and per share data):

	For the years ended December 31,
	2021	2020	2019
Net decrease in net assets resulting from operations	$(1,918)	$(35,447)	$(27,647)
Weighted average common stock outstanding – basic and diluted(1)	2,711,068	2,709,169	2,686,287
Net decrease in net assets per share resulting from operations	$(0.71)	$(13.08)	$(10.29)

(1)
Basic and diluted shares of the Company’s common stock have been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

Note 13. Distributions

The Company’s distributions are recorded on the record date. Stockholders have the option to receive payment of the distribution in cash, shares of the Company’s common stock, or a combination of cash and shares of common stock. Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. The Company’s Board determined not to declare a distribution for any quarter in 2021 due to the impact of the COVID-19 pandemic on the Company’s expected net investment income. For the year ended December 31, 2020, total distributions of $4.1 million were comprised of approximately $0.7 million from ordinary income and $3.4 million from return of capital. For the year ended December 31, 2019, total distributions of $16.1 million were comprised of approximately $13.4 million from ordinary income and $2.7 million from return of capital.

On April 30, 2020, July 30, 2020, and October 29, 2020, the Company’s Board determined not to declare a distribution for the second quarter, third quarter, or fourth quarter, respectively, of 2020, due to the impact of the COVID-19 pandemic on the Company’s expected net investment income. As noted, the Board further determined not to declare any distributions for any quarter in 2021. Accordingly, the following tables summarize our distributions declared from January 1, 2019 through January 2, 2020, the last date on which distributions were declared (in thousands, except share and per share data):

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Note 14. Financial Highlights and Senior Securities

The following is a schedule of financial highlights and senior securities for the years ended December 31, 2021, 2020, 2019, 2018, and 2017 (dollars in thousands, except share and per share data, unless otherwise noted):

	For the years ended December 31,
	2021	2020	2019	2018	2017
Per share data(1):
Net asset value at beginning of year	$40.19	$54.84	$71.26	$83.46	$94.75
Net investment (loss) income(2)	(1.32)	0.02	4.86	6.01	5.86
Net realized (loss) on investments(2)	(2.94)	(8.88)	(7.35)	(13.06)	(9.13)
Net unrealized appreciation (depreciation) on investments(2)	3.93	(4.29)	(7.56)	(2.23)	2.66
Net unrealized appreciation (depreciation) on Written Call Option(2)	—	—	—	2.55	(1.54)
Tax benefit (provision(2)	—	—	(0.23)	0.72	(0.49)
Net realized (loss) gain on extinguishment of debt(2)	(0.38)	0.06	—	—	—
Distributions – return of capital(3)	—	(1.26)	(0.99)	—	—
Distributions – net investment income(3)	—	(0.24)	(5.01)	(6.00)	(8.52)
Other(4)	—	(0.06)	(0.14)	(0.19)	(0)
Net asset value at end of year	$39.48	$40.19	$54.84	$71.26	$83.46
Net assets at end of period	$107,029	$108,947	$148,113	$190,644	$221,887
Shares outstanding at end of period	2,711,068	2,711,068	2,700,628	2,675,258	2,658,539
Per share market value at end of period	$22.99	$14.41	$52.38	$43.02	$43.68
Total return based on market value(4)	59.54%	(71.10)%	37.75%	12.14%	(35.68)%
Ratio/Supplemental data:
Ratio of net investment (loss) income to average net assets	(3.20)%	0.05%	7.85%	7.60%	6.54%
Ratio of incentive fee, net of incentive fee waiver, to average net assets(5)	—	—	0.73%	0.12%	0.15%
Ratio of interest and financing expenses to average net assets	9.42%	13.23%	10.30%	8.20%	7.94%
Ratio of tax (benefit) provision to average net assets	—	—	0.38%	(0.91)%	0.54%
Ratio of other operating expenses to average net assets	8.71%	9.82%	7.62%	6.52%	6.90%
Ratio of total expenses including tax provision, net of fee waivers, to average net assets(5)	18.12%	23.05%	19.03%	13.93%	15.53%
Portfolio turnover rate(6)	38.73%	6.90%	19.18%	22.69%	16.34%
Average debt outstanding(7)	$167,102	$256,673	$290,073	$302,420	$325,314
Average debt outstanding per common share	$61.64	$94.68	$107.41	$113.04	$122.37

	For the years ended December 31,
	2021	2020	2019	2018	2017
Total Debt Outstanding:
KeyBank Credit Facility	$—	$—	$—	$—	$—
ING Credit Facility	$—	$—	$—	$10,000	$9,000
SBA-guaranteed debentures	$—	$91,000	$150,000	$165,700	$170,700
2022 Notes	$22,833	$72,833	$75,000	$75,000	$75,000
2022 Convertible Notes	$52,088	$52,088	$52,088	$52,088	$52,088
2026 Notes	$50,000	$—	$—	$—	$—
Asset coverage per unit(8):
KeyBank Credit Facility	$1,849	$1,872	N/A	N/A	N/A
ING Credit Facility	N/A	N/A	$2,165	$2,391	$2,630
SBA-guaranteed debentures	N/A	N/A	N/A	N/A	N/A
2022 Notes	$1,849	$1,872	$2,165	$2,391	$2,630
2022 Convertible Notes	$1,849	$1,872	$2,165	$2,391	$2,630
2026 Notes	$1,849	N/A	N/A	N/A	N/A
Involuntary liquidation preference per unit(9):
KeyBank Credit Facility	—	—	—	—	—
ING Credit Facility	—	—	—	—	—
SBA-guaranteed debentures	—	—	—	—	—
2022 Notes	—	—	—	—	—
2022 Convertible Notes	—	—	—	—	—
2026 Notes	—	—	—	—	—
Average market value per unit(10):
KeyBank Credit Facility	N/A	N/A	N/A	N/A	N/A
ING Credit Facility	N/A	N/A	N/A	N/A	N/A
SBA-guaranteed debentures	N/A	N/A	N/A	N/A	N/A
2022 Notes	$1,002	$867	$1,000	$996	$1,014
2022 Convertible Notes	$1,005	$856	$994	$984	$1,001
2026 Notes	N/A	N/A	N/A	N/A	N/A

(1)
Shares and per share data have been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.
(2)
Based on daily weighted average balance of shares of the Company’s common stock outstanding during the period.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
(5)
The ratio of waived incentive fees to average net assets was 0.00%, 0.00%, 0.17%, 0.00%, and 0.40%, for the years ended December 31, 2021, 2020, 2019, 2018 and 2017, respectively.
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
(10)
Not applicable except for the 2022 Notes and the 2022 Convertible Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit.

Note 15. Selected Quarterly Financial Data (Unaudited)

	For the quarter ended
(Dollars in thousands, except per share data)	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total investment income	$3,411	$3,373	$5,044	$4,926
Net investment (loss) income	$(1,333)	$(1,510)	$34	$(783)
Net (decrease) increase in net assets resulting from operations	$(3,232)	$(3,486)	$(7,554)	$12,354
Net investment (loss) income per share(1)	$(0.48)	$(0.56)	$0.01	$(0.29)
Net (decrease) increase in net assets resulting from operations	$(1.19)	$(1.29)	$(2.79)	$4.56
per share(1)
Net asset value per share at end of period(1)	$39.48	$40.67	$41.96	$44.74

	For the quarter ended
(Dollars in thousands, except per share data)	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total investment income	$5,679	$6,694	$6,999	$7,074
Net investment (loss) income	$(62)	$742	$(609)	$(13)
Net increase (decrease) in net assets resulting from operations	$538	$3,355	$3,100	$(42,440)
Net investment (loss) income per share(1)	$(0.02)	$0.27	$(0.22)	$—
Net increase (decrease) in net assets resulting from operations	$0.20	$1.24	$1.14	$(15.70)
per share(1)
Net asset value per share at end of period(1)	$40.19	$39.99	$38.75	$37.61

(1)
Shares and amount per share have been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

Note 16. Subsequent Events

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2021.

As a non-accelerated filer, the Company is not currently required to obtain an audit of the effectiveness of internal control over financial reporting from its independent registered public accounting firm as of December 31, 2021.

(c) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2021 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2021 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2021 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2021 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2021 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

a. The following documents are filed as part of this Annual Report on Form 10-K:

The following consolidated financial statements are set forth in Item 8:

b. Exhibits

Exhibit Number	Description of Document
3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(9)
3.3	Certificate of Limited Partnership of CapitalSouth Partners Fund II Limited Partnership(2)
3.4	Certificate of Limited Partnership of CapitalSouth Fund III, L.P. (f/k/a CapitalSouth Partners SBIC Fund III, L.P.)(2)
3.5	Bylaws(1)
3.6	Form of Amended and Restated Limited Partnership Agreement of CapitalSouth Partners Fund II Limited Partnership(3)
3.7	Form of Amended and Restated Agreement of Limited Partnership of CapitalSouth Fund III, L.P. (f/k/a CapitalSouth Partners SBIC Fund III, L.P.)(3)
4.1	Form of Common Stock Certificate(1)
4.2	Form of Base Indenture(4)
4.3	Form of Second Supplemental Indenture relating to the 6.00% notes due 2022, by and between the Registrant and U.S. Bank National Association, as trustee, including the form of Global Note(6)
4.4

Form of the Third Supplemental Indenture relating to the 5.75% convertible notes due 2022, by and between the Registrant and U.S. Bank National Association, as trustee, including the form of Global Note(7)

4.5	Form of Fourth Supplemental Indenture relating to the 5.25% notes due 2026, by and between the Registrant and U.S. Bank National Association, as trustee, including the form of Global Note(8)
4.6	Description of Securities (11)
10.1	Form of Dividend Reinvestment Plan(1)
10.2	Form of Investment Advisory Agreement by and between Registrant and Mount Logan Management, LLC(5)
10.3	Form of Custodian Agreement(1)
10.4	Form of Administration Agreement by and between Registrant and BC Partners Management LLC.(5)
10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)
10.6	Registration Rights Agreement, dated as of October 29, 2021, by and among the Company and the Purchasers (as defined therein)(8)
10.7	Fee Waiver Agreement, dated as of July 1, 2021, between Logan Ridge Finance Corporation and Mount Logan Management LLC(5)
10.8

Form of Revolving Credit and Security Agreement, dated as of October 30, 2020, among Capitala Business Lending, LLC, as the borrower, Capitala Investment Advisors, LLC, as the collateral manager, the lenders from to time to time parties thereto, KeyBank National Association, as the administrative agent, and U.S. Bank National Association, as the custodian(10)

14.1	Code of Ethics (filed herewith)
21.1	List of Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
23.2	Consent of the Former Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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
(5)
Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 8-K filed on July 1, 2021.
(6)
Previously filed in connection with Post-Effective Amendment No. 5 to Logan Ridge Finance Corporation’s registration statement on Form N-2 (File No. 333-204582) filed on May 16, 2017.
(7)
Previously filed in connection with Post-Effective Amendment No. 6 to Logan Ridge Finance Corporation’s registration statement on Form N-2 (File No. 333-204582) filed on May 26, 2017.
(8)
Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 8-K filed on November 1, 2021.
(9)
Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 8-K filed on August 4, 2020.
(10)
Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 8-K filed on November 3, 2020.
(11)
Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 10-K filed on March 2, 2020.

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

Logan Ridge Finance Corporation
Date: March 14, 2022	By /s/ Ted Goldthorpe Ted Goldthorpe Chief Executive Officer and President (Principal Executive Officer) Logan Ridge Finance Corporation
Date: March 14, 2022	By /s/ Jason Roos Jason Roos Chief Financial Officer (Principal Financial Officer) Logan Ridge Finance Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ted Goldthorpe Ted Goldthorpe	Chief Executive Officer and President and Chairman of the Board of Directors (Principal Executive Officer)	March 14, 2022
/s/ Jason Roos Jason Roos	Chief Financial Officer (Principal Financial Officer)	March 14, 2022
/s/ Alexander Duka Alexander Duka	Director	March 14, 2022
/s/ George Grunebaum George Grunebaum	Director	March 14, 2022
/s/ Robert Warshauer Robert Warshauer	Director	March 14, 2022