Form 10-Q
period 2022-03-31
Logan Ridge Finance Corp.
filed 2022-05-12
CIK 1571329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

The number of shares of Logan Ridge Finance Corporation’s common stock, $0.01 par value, outstanding as of May 12, 2022 was 2,711,068.

PART I. FINANCIAL INFORMATION

Logan Ridge Finance Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of March 31,	As of December 31,
	2022	2021
	(unaudited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $140,329 and $131,829, respectively)	137,341	$129,991
Affiliate investments (amortized cost of $49,790 and $49,803, respectively)	62,649	61,359
Control investments (amortized cost of $8,850 and $8,850, respectively)	6,915	6,839
Total investments at fair value (amortized cost of $198,969 and $190,482, respectively)	206,905	198,189
Cash and cash equivalents	15,838	39,056
Interest and dividend receivable	1,025	929
Prepaid expenses	3,137	3,358
Receivable for unsettled trades	7,086	685
Total assets	$233,991	$242,217
LIABILITIES
2022 Notes (net of deferred financing costs of $18 and $46, respectively)	$22,815	$22,787
2022 Convertible Notes (net of deferred financing costs of $67 and $167, respectively)	52,020	51,921
2026 Notes (net of deferred financing costs and original issue discount of $1,540 and $1,552, respectively)	48,460	48,448
KeyBank Credit Facility (net of deferred financing costs of $305 and $353, respectively)	(305)	(353)
Management and incentive fees payable	1,027	1,065
Interest and financing fees payable	1,595	911
Payable for unsettled trades	1,478	9,265
Accounts payable and accrued expenses	730	1,144
Total liabilities	$127,820	$135,188
Commitments and contingencies (Note 2)
NET ASSETS
Common stock, par value $0.01, 100,000,000 common shares authorized, 2,711,068 and 2,711,068 common shares issued and outstanding, respectively	$27	$27
Additional paid in capital	188,846	188,846
Total distributable loss	(82,702)	(81,844)
Total net assets	$106,171	$107,029
Total liabilities and net assets	$233,991	$242,217
Net asset value per share	$39.16	$39.48

See accompanying notes to consolidated financial statements

Logan Ridge Finance Corporation

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
INVESTMENT INCOME
Interest income:
Non-control/non-affiliate investments	$2,383	$3,197
Affiliate investments	719	1,297
Control investments	95	98
Total interest and fee income	3,197	4,592
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	85	71
Affiliate investments	47	99
Total payment-in-kind interest and dividend income	132	170
Dividend income:
Affiliate investments	—	155
Total dividend income	—	155
Other income:
Affiliate investments	8	9
Total other income	8	9
Total investment income	3,337	4,926
EXPENSES
Interest and financing expenses	2,188	3,037
Base management fee	1,027	1,398
Directors expense	103	103
Administrative service fees	120	350
General and administrative expenses	950	821
Total expenses	4,388	5,709
NET INVESTMENT LOSS	(1,051)	(783)
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized loss on investments:
Non-control/non-affiliate investments	(36)	(14,023)
Net realized loss on investments	(36)	(14,023)
Net change in unrealized appreciation on investments:
Non-control/non-affiliate investments	(1,150)	23,212
Affiliate investments	1,303	3,972
Control investments	76	(24)
Net change in unrealized appreciation on investments	229	27,160
Total net realized and unrealized gain on investments	193	13,137
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(858)	$12,354
NET (DECREASE) INCREASE IN NET ASSETS PER SHARE RESULTING FROM	$(0.32)	$4.56
OPERATIONS – BASIC (SEE NOTE 10)
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING –	2,711,068	2,711,068
BASIC
NET (DECREASE) INCREASE IN NET ASSETS PER SHARE RESULTING FROM	$(0.32)	$4.04
OPERATIONS – DILUTED (SEE NOTE 10)
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - DILUTED	2,711,068	3,263,647
DISTRIBUTIONS PAID PER SHARE	$—	$—

See accompanying notes to consolidated financial statements.

Logan Ridge Finance Corporation

Consolidated Statements of Changes in Net Assets

(in thousands, except share data)

(unaudited)

	Common Stock
For the Three Months Ended March 31, 2022 and 2021	Number of Shares	Par Value	Additional Paid in Capital (1)	Total Distributable Loss	Total
BALANCE, December 31, 2021	2,711,068	$27	$188,846	$(81,844)	$107,029
Net investment loss	—	—	—	(1,051)	(1,051)
Net realized loss on investments	—	—	—	(36)	(36)
Net change in unrealized appreciation on investments	—	—	—	229	229
BALANCE, March 31, 2022	2,711,068	$27	$188,846	$(82,702)	$106,171

BALANCE, December 31, 2020	2,711,068	$27	$229,481	$(120,561)	$108,947
Net investment loss	—	—	—	(783)	(783)
Net realized loss on investments	—	—	—	(14,023)	(14,023)
Net change in unrealized appreciation on investments	—	—	—	27,160	27,160
BALANCE, March 31, 2021	2,711,068	$27	$229,481	$(108,207)	$121,301

See accompanying notes to consolidated financial statements.

Logan Ridge Finance Corporation

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(858)	$12,354
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(16,393)	—
Repayments and sales of investments	8,401	29,906
Net realized loss on investments	36	14,023
Net change in unrealized appreciation on investments	(229)	(27,160)
Payment-in-kind interest and dividends	(132)	(170)
Accretion of original issue discount on investments	(399)	(77)
Amortization of deferred financing fees and original issue discount	254	425
Changes in assets and liabilities:
Interest and dividend receivable	(96)	1,143
Prepaid expenses	221	206
Receivable for unsettled trades	(6,401)	—
Management and incentive fees payable	(38)	(80)
Interest and financing fees payable	684	(757)
Payable for unsettled trades	(7,787)	—
Accounts payable and accrued expenses	(414)	(28)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(23,151)	29,785
CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns on SBA-guaranteed debentures	—	(20,000)
Deferred financing fees paid	(67)	—
NET CASH USED IN FINANCING ACTIVITIES	(67)	(20,000)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,218)	9,785
CASH AND CASH EQUIVALENTS, beginning of period	39,056	49,942
CASH AND CASH EQUIVALENTS, end of period	$15,838	$59,727
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,091	$3,291

See accompanying notes to consolidated financial statements.

Logan Ridge Finance Corporation

Consolidated Schedule of Investments

(in thousands, except for units/shares)

March 31, 2022

(unaudited)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies - 129.4%
First Lien/Senior Secured Debt - 85.5%
Accordion Partners LLC	Industrials	6.50%	L + 5.50%	1.00%	09/24/2027	$6,748	$6,640	$6,639	(12)
Accordion Partners LLC (Revolver)	Industrials	6.50%	L + 5.50%	1.00%	09/30/2026	2,500	2,433	2,439	(13)
Accurate Background, LLC	Information Technology	7.00%	L + 6.00%	1.00%	03/26/2027	2,985	2,737	2,850
Alternative Biomedical Solutions, LLC	Healthcare	8.00%	—	—	12/18/2022	6,941	6,941	6,442
American Academy Holdings, LLC	Healthcare	12.00%	L + 11.00%	1.00%	01/01/2025	2,078	2,054	2,053	(17)
American Clinical Solutions, LLC	Healthcare	7.00%	—	—	12/31/2022	3,500	3,500	3,386
AP Core Holdings II, LLC	Information Technology	6.25%	L + 5.50%	0.75%	07/21/2027	1,219	1,202	1,211
AP Core Holdings II, LLC	Information Technology	6.25%	L + 5.50%	0.75%	07/21/2027	1,250	1,233	1,250
BigMouth, Inc.	Consumer Products	—	—	—	11/14/2021	1,513	758	803	(7)(25)
Bradshaw International, Inc.	Consumer Discretionary	6.75%	L + 5.75%	1.00%	10/21/2027	505	493	490
Bradshaw International, Inc. (Revolver)	Consumer Discretionary	—	L + 5.75%	1.00%	10/21/2026	—	(22)	(22)	(14)
Critical Nurse Staffing, LLC	Healthcare	7.00%	L + 6.00%	1.00%	10/30/2026	5,909	5,797	5,780	(15)
Critical Nurse Staffing, LLC (Revolver)	Healthcare	—	L + 6.00%	1.00%	10/30/2026	—	(16)	(16)	(16)
Dodge Data & Analytics LLC	Information Technology	5.25%	L + 4.75%	0.50%	02/10/2029	1,500	1,478	1,478
Freedom Electronics, LLC (First Out)	Electronic Machine Repair	7.00%	L + 5.00%	2.00%	12/20/2023	2,581	2,581	2,581	(26)
Freedom Electronics, LLC (Last Out)	Electronic Machine Repair	8.67%	—	—	12/20/2023	5,632	5,632	5,584	(10)(26)
HUMC Opco, LLC	Healthcare	9.00%	—	—	01/14/2022	4,527	4,527	4,441	(26)
JO ET Holdings Limited	Information Technology	14.00%	SOFR+6.00%, 7.00% PIK	1.00%	12/15/2026	1,015	980	996
Jurassic Quest Holdings, LLC	Entertainment	9.50%	L + 7.50%	2.00%	05/01/2024	8,230	8,230	8,223	(26)
Keg Logistics LLC	Consumer Discretionary	7.00%	L + 6.00%	1.00%	11/23/2027	7,516	7,410	7,432
Keg Logistics LLC (Revolver)	Consumer Discretionary	—	L + 6.00%	1.00%	11/23/2027	—	(12)	(10)	(18)
Lucky Bucks, LLC	Consumer Discretionary	6.25%	L + 5.50%	0.75%	07/21/2027	2,963	2,909	2,911
Marble Point Credit Management LLC	Financials	7.00%	L + 6.00%	1.00%	08/11/2028	5,727	5,584	5,629
Marble Point Credit Management LLC (Revolver)	Financials	7.00%	L + 6.00%	1.00%	08/11/2028	2,500	2,477	2,457
Premier Imaging, LLC	Healthcare	7.00%	L + 6.00%	1.00%	12/29/2028	2,496	2,459	2,456	(20)
Rotolo Consultants, Inc.	Industrials	9.00%	L + 8.00%	1.00%	12/21/2026	998	988	984
Sequoia Healthcare Management, LLC	Healthcare Management	—	—	—	01/14/2022	11,935	11,935	6,247	(7)
Symplr Software, Inc.	Healthcare	5.25%	SOFR + 4.50%	0.75%	06/30/2022	1,700	1,696	1,678
Wealth Enhancement Group, LLC	Financials	6.75%	L + 5.75%	1.00%	10/02/2027	4,339	4,316	4,289	(21)
Wealth Enhancement Group, LLC (Revolver)	Financials	6.75%	L + 5.75%	1.00%	10/02/2027	108	105	105	(22)
Total First Lien/Senior Secured Debt							97,045	90,786
Second Lien/Senior Secured Debt - 14.9%
American Academy Holdings, LLC	Healthcare	14.50% PIK	—	—	03/01/2028	3,219	3,124	3,123
BLST Operating Company, LLC	Online Merchandise Retailer	10.00%	L + 8.50%	1.50%	08/28/2025	1,780	1,780	1,780	(8)(26)
Ivanti Software, Inc.	Information Technology	7.75%	L + 7.25%	0.50%	12/01/2028	7,000	6,965	6,930	(26)
Mandolin Technology Intermediate Holdings, Inc.	Information Technology	7.00%	L + 6.50%	0.50%	07/23/2029	4,000	3,972	3,975
Total Second Lien/Senior Secured Debt							15,841	15,808
Subordinated Debt - 6.7%
Lucky Bucks, LLC	Consumer Discretionary	12.50% PIK	—	—	05/29/2028	2,062	2,023	2,008
Tubular Textile Machinery, Inc.	Textile Equipment Manufacturer	5.00%	—	—	10/29/2027	5,094	5,094	5,107
Total Subordinated Debt							7,117	7,115
Collateralized Loan Obligations - 6.8%
JMP Credit Advisors CLO IV Ltd.	Financials	9.64%	—	—	07/17/2029	7,891	3,602	3,236	(19)(24)
JMP Credit Advisors CLO V Ltd.	Financials	13.60%	—	—	07/17/2030	7,320	4,504	3,963	(19)(24)
Total Collateralized Loan Obligations							8,106	7,199
Preferred Stock and Units - 2.7%
Alternative Biomedical Solutions, LLC - Series A	Healthcare	—	—	—	—	14,656	1,275	479
Alternative Biomedical Solutions, LLC - Series B	Healthcare	—	—	—	—	50,964	3,946	—
Alternative Biomedical Solutions, LLC - Series C	Healthcare	—	—	—	—	78,900	—	—
Jurassic Quest Holdings, LLC	Entertainment	—	—	—	—	467,784	480	420	(6)
MicroHoldco, LLC	General Industrial	—	—	—	—	740,237	749	645
Taylor Precision Products, Inc. - Series C	Household Product Manufacturer	—	—	—	—	379	758	758
U.S. BioTek Laboratories, LLC - Class A	Testing Laboratories	—	—	—	—	500	540	607
Total Preferred Stock and Units		—	—	—	—		7,748	2,909
Common Stock and Membership Units - 12.7%		—	—	—	—
Alternative Biomedical Solutions, LLC	Healthcare	—	—	—	—	20,092	800	—
Alternative Biomedical Solutions, LLC - Membership Unit Warrants	Healthcare	—	—	—	—	49,295	—	—
American Clinical Solutions, LLC - Class A	Healthcare	—	—	—	—	6,030,384	3,198	5,687	(6)
BLST Operating Company, LLC - Class A	Online Merchandise Retailer	—	—	—	—	217,013	286	4,174	(6)
Burke America Parts Group, LLC	Home Repair Parts Manufacturer	—	—	—	—	14	5	3,055	(6)
Freedom Electronics, LLC	Electronic Machine Repair	—	—	—	—	181,818	182	230
U.S. BioTek Laboratories, LLC - Class C	Testing Laboratories	—	—	—	—	578	1	378
Total Common Stock and Membership Units							4,472	13,524
Total Investments in Non-Control, Non-Affiliate Portfolio Companies							140,329	137,341

See accompanying notes to consolidated financial statements.

Logan Ridge Finance Corporation

Consolidated Schedule of Investments - Continued

(in thousands, excepts for units/shares)

March 31, 2022

(unaudited)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Affiliated Portfolio Companies - 59.0%^
First Lien/Senior Secured Debt - 5.9%
MMI Holdings, LLC	Medical Device Distributor	12.00%	—	—	04/01/2022	2,600	2,600	2,600
RAM Payment, LLC (First Out)	Financial Services	6.50%	L + 5.00%	1.50%	01/04/2024	983	983	983	(26)
RAM Payment, LLC (Last Out)	Financial Services	9.86%	—	—	01/04/2024	2,666	2,666	2,666	(10)(26)
Total First Lien/Senior Secured Debt							6,249	6,249
Second Lien/Senior Secured Debt - 16.4%
Eastport Holdings, LLC	Business Services	13.50%	L + 13.00%	0.50%	04/30/2022	16,500	16,445	16,500	(26)
MMI Holdings, LLC	Medical Device Distributor	6.00%	—	—	04/01/2022	400	388	400
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	15.00%	—	—	09/12/2023	3	4	3	(9)
V12 Holdings, Inc.	Data Processing & Digital Marketing	—	—	—	—	509	490	509	(11)
Total Second Lien/Senior Secured Debt							17,327	17,412
Preferred Stock and Units - 10.4%
GA Communications, Inc. - Series A-1	Advertising & Marketing Services	—	—	—	—	1,998	3,477	4,390
LJS Partners, LLC	QSR Franchisor	—	—	—	—	202,336	437	871
MMI Holdings, LLC	Medical Device Distributor	6.00% PIK	—	—	—	1,000	1,816	1,898	(23)
RAM Payment, LLC	Financial Services	8.00% PIK	—	—	—	86,000	1,083	3,849	(23)
Total Preferred Stock and Units							6,813	11,008
Common Stock and Membership Units - 26.4%
Burgaflex Holdings, LLC - Class A	Automobile Part Manufacturer	—	—	—	—	1,253,198	1,504	2,254
Burgaflex Holdings, LLC - Class B	Automobile Part Manufacturer	—	—	—	—	1,085,073	362	2,148
Eastport Holdings, LLC	Business Services	—	—	—	—	3,262,609	3,263	15,956
GA Communications, Inc. - Series B-1	Advertising & Marketing Services	—	—	—	—	200,000	2	—
LJS Partners, LLC	QSR Franchisor	—	—	—	—	2,593,234	1,224	7,307
MMI Holdings, LLC	Medical Device Distributor	—	—	—	—	45	—	64
Nth Degree Investment Group, LLC	Business Services	—	—	—	—	6,088,000	6,088	—
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	—	—	—	—	15,068,000	6,958	251
Total Common Stock and Membership Units							19,401	27,980
Total Investments in Affiliated Portfolio Companies^							49,790	62,649
Investments in Controlled Portfolio Companies - 6.5%^^
First Lien/Senior Secured Debt - 3.4%
Vology, Inc.	Information Technology	10.50%	L + 8.50%	2.00%	03/31/2022	3,635	3,635	3,628
Total First Lien/Senior Secured Debt							3,635	3,628
Preferred Stock and Units - 3.1%
Vology, Inc. - Class A	Information Technology	—	—	—	—	9,041,810	5,215	3,287
Total Preferred Stock and Units							5,215	3,287
Common Stock and Membership Units - 00.0%
Vology, Inc - Class S						5,363,982	—	—
Total Common Stock and Membership Units							—	—
Total Investments in Controlled Portfolio Companies^^							8,850	6,915
Total Investments - 194.9%							$198,969	$206,905
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

(+) Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to either LIBOR ("L"), SOFR or alternate base rate (commonly known as the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, or 1 month L rates. As of March 31, 2022, rates for the 12 month, 6 month, 3 month and 1 month L are 2.10%, 1.47%, 0.96% and 0.45%, respectively. As of March 31, 2022, rates for the 3 month and 1 month SOFR are 0.68% and 0.30%, respectively. As of March 31, 2022, P was 3.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2022.

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
(4)
Percentages are based on net assets as of March 31, 2022.
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
(12)
The investment has a $2.2 million unfunded commitment.
(13)
The investment has a $2.5 million unfunded commitment.
(14)
The investment has a $0.9 million unfunded commitment.

See accompanying notes to consolidated financial statements.

Logan Ridge Finance Corporation

Consolidated Schedule of Investments - Continued

(in thousands, excepts for units/shares)

March 31, 2022

(unaudited)

(15)
The investment has a $2.1 million unfunded commitment.
(16)
The investment has a $1.0 million unfunded commitment.
(17)
The investment has a $0.4 million unfunded commitment.
(18)
The investment has a $0.9 million unfunded commitment.
(19)
Collateralized loan obligations are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively.
(20)
The investment has a $1.5 million unfunded commitment.
(21)
The investment has a $2.7 million unfunded commitment.
(22)
The investment has a $0.3 million unfunded commitment.
(23)
The equity investment is income producing, based on rate disclosed
(24)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2022, qualifying assets represent 96.9% of the Company’s total assets and non-qualifying assets represent 3.1% of the Company’s total assets
(25)
The Company is in liquidation. The fair value represents Management’s estimate of future expected proceeds on the term loan, which Management believes approximates the exit price. The Company received a cash payment of $0.5 million during the fourth quarter of 2021, which reduced the cost basis of the term loan.
(26)
All or a portion of this security is pledged as collateral under the KeyBank Credit Facility and held through the Company's wholly-owned subsidiary Capitala Business Lending, LLC.

See accompanying notes to consolidated financial statements.

Logan Ridge Finance Corporation

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2021

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies - 121.5%
First Lien/Senior Secured Debt - 82.5%
Accordion Partners LLC	Industrials	6.50%	L + 5.50%	1.00%	09/24/2027	$13,965	$13,736	$13,719	(12)
Accordion Partners LLC (Revolver)	Industrials	—	L + 5.50%	1.00%	09/30/2026	—	(71)	(68)	(13)
Accurate Background, LLC	Information Technology	7.00%	L + 6.00%	1.00%	03/26/2027	2,999	2,740	2,760
Alternative Biomedical Solutions, LLC	Healthcare	8.00%	—	—	12/18/2022	7,119	7,119	6,824
American Clinical Solutions, LLC	Healthcare	7.00%	—	—	12/31/2022	3,500	3,500	3,468
AP Core Holdings II, LLC	Information Technology	6.25%	L + 5.50%	0.75%	07/21/2027	1,234	1,217	1,236
AP Core Holdings II, LLC	Information Technology	6.25%	L + 5.50%	0.75%	07/21/2027	1,250	1,232	1,254
BigMouth, Inc.	Consumer Products	—	—	—	11/14/2021	1,513	758	623	(7)(25)
Bradshaw International, Inc.	Consumer Discretionary	6.75%	L + 5.75%	1.00%	10/21/2027	506	493	493
Bradshaw International, Inc. (Revolver)	Consumer Discretionary	6.75%	L + 5.75%	1.00%	10/21/2026	200	177	177	(14)
Critical Nurse Staffing, LLC	Healthcare	7.00%	L + 6.00%	1.00%	10/30/2026	5,923	5,806	5,805	(15)
Critical Nurse Staffing, LLC (Revolver)	Healthcare	—	L + 6.00%	1.00%	10/30/2026	—	(17)	(17)	(16)
Freedom Electronics, LLC (First Out)	Electronic Machine Repair	7.00%	L + 5.00%	2.00%	12/20/2023	2,588	2,588	2,588	(26)
Freedom Electronics, LLC (Last Out)	Electronic Machine Repair	8.67%	—	—	12/20/2023	5,647	5,647	5,647	(10)(26)
HUMC Opco, LLC	Healthcare	9.00%	—	—	01/14/2022	4,673	4,673	4,619	(26)
J5 Infrastructure Partners, LLC (Revolver)	Wireless Deployment Services	—	L + 6.50%	1.80%	12/20/2024	—	—	—	(17)
JO ET Holdings Limited	Information Technology	14.00%	L + 6.00%, 7.00 PIK	1.00%	12/15/2026	1,000	980	980
Jurassic Quest Holdings, LLC	Entertainment	9.50%	L + 7.50%	2.00%	05/01/2024	8,355	8,355	8,397	(26)
Keg Logistics LLC	Consumer Discretionary	7.00%	L + 6.00%	1.00%	11/23/2027	7,535	7,424	7,422
Keg Logistics LLC (Revolver)	Consumer Discretionary	7.00%	L + 6.00%	1.00%	11/23/2027	—	(13)	(13)	(18)
Lucky Bucks, LLC	Consumer Discretionary	6.25%	L + 5.50%	0.75%	07/21/2027	3,000	2,944	2,939
Marble Point Credit Management LLC	Financials	7.00%	L + 6.00%	1.00%	08/11/2028	5,801	5,651	5,656
Marble Point Credit Management LLC (Revolver)	Financials	7.00%	L + 6.00%	1.00%	08/11/2028	—	(24)	(62)	(19)
Premier Imaging, LLC	Healthcare	7.00%	L + 6.00%	1.00%	12/29/2028	2,063	2,023	2,023	(20)
Rotolo Consultants, Inc.	Industrials	9.00%	L + 8.00%	1.00%	12/21/2026	1,000	990	990
Sequoia Healthcare Management, LLC	Healthcare Management	12.80%	—	—	01/14/2022	11,935	11,935	7,002	(7)
Wealth Enhancement Group, LLC	Financials	6.75%	L + 5.75%	1.00%	10/02/2027	3,725	3,699	3,686	(21)
Wealth Enhancement Group, LLC (Revolver)	Financials	6.75%	L + 5.75%	1.00%	10/02/2027	168	166	164	(22)
Total First Lien/Senior Secured Debt							93,728	88,312
Second Lien/Senior Secured Debt - 11.9%
BLST Operating Company, LLC	Online Merchandise Retailer	10.00%	L + 8.50%	1.50%	08/28/2025	1,780	1,780	1,780	(8)(26)
Ivanti Software, Inc.	Information Technology	7.75%	L + 7.25%	0.50%	12/01/2028	7,000	6,965	7,018	(26)
Mandolin Technology Intermediate Holdings, Inc.	Information Technology	7.00%	L + 6.50%	0.50%	07/23/2029	4,000	3,971	3,980
Total Second Lien/Senior Secured Debt							12,716	12,778
Subordinated Debt - 4.7%
Tubular Textile Machinery, Inc.	Textile Equipment Manufacturer	5.00%	—	—	10/29/2027	5,050	5,050	5,050
Total Subordinated Debt							5,050	5,050
Preferred Stock and Units - 2.5%
Alternative Biomedical Solutions, LLC - Series A	Healthcare	—	—	—	—	13,811	1,275	542
Alternative Biomedical Solutions, LLC - Series B	Healthcare	—	—	—	—	48,025	3,943	—
Alternative Biomedical Solutions, LLC - Series C	Healthcare	—	—	—	—	78,900	—	—
Jurassic Quest Holdings, LLC	Entertainment	—	—	—	—	467,784	480	497	(6)
MicroHoldco, LLC	General Industrial	—	—	—	—	740,237	749	645
Taylor Precision Products, Inc. - Series C	Household Product Manufacturer	—	—	—	—	379	758	287
U.S. BioTek Laboratories, LLC - Class A	Testing Laboratories	—	—	—	—	500	540	609
U.S. BioTek Laboratories, LLC - Class D	Testing Laboratories	—	—	—	—	78	78	101
Total Preferred Stock and Units		—	—	—	—		7,823	2,681
Common Stock and Membership Units - 19.8%		—	—	—	—
Alternative Biomedical Solutions, LLC	Healthcare	—	—	—	—	20,092	800	—
Alternative Biomedical Solutions, LLC - Membership Unit Warrants	Healthcare	—	—	—	—	49,295	—	—
American Clinical Solutions, LLC - Class A	Healthcare	—	—	—	—	6,030,384	3,198	5,587	(6)
BLST Operating Company, LLC - Class A	Online Merchandise Retailer	—	—	—	—	217,013	286	4,171	(6)
Burke America Parts Group, LLC	Home Repair Parts Manufacturer	—	—	—	—	14	5	3,062	(6)
Freedom Electronics, LLC	Electronic Machine Repair	—	—	—	—	181,818	182	230
JMP CLO IV Ltd.	Financials	17.72%	—	—	07/17/2029	7,891	3,592	3,474	(24)(27)
JMP CLO V Ltd.	Financials	20.89%	—	—	07/17/2030	7,320	4,448	4,243	(24)(27)
U.S. BioTek Laboratories, LLC - Class C	Testing Laboratories	—	—	—	—	578	1	403
Total Common Stock and Membership Units							12,512	21,170
Total Investments in Non-Control, Non-Affiliate Portfolio Companies							131,829	129,991

See accompanying notes to consolidated financial statements.

Logan Ridge Finance Corporation

Consolidated Schedule of Investments - Continued

(in thousands, excepts for units/shares)

December 31, 2021

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
									0.0%

^ As defined in the Investment Company Act, the investment is deemed to be an"affiliated person" of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company's outstanding voting securities.

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
(9)
15.0% interest rate payable in cash or paid-in-kind at borrower's election.
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
(15)
The investment has a $2.1 million unfunded commitment.
(16)
The investment has a $1.0 million unfunded commitment.
(17)
The investment has a $3.5 million unfunded commitment.
(18)
The investment has a $0.9 million unfunded commitment.

See accompanying notes to consolidated financial statements.

Logan Ridge Finance Corporation

Consolidated Schedule of Investments - Continued

(in thousands, excepts for units/shares)

December 31, 2021

(19)
The investment has a $2.5 million unfunded commitment.
(20)
The investment has a $1.9 million unfunded commitment.
(21)
The investment has a $3.3 million unfunded commitment.
(22)
The investment has a $0.2 million unfunded commitment
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
(26)
All or a portion of this security is pledged as collateral under the KeyBank Credit Facility and held through the Company's wholly-owned subsidiary Capitala Business Lending, LLC.
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

March 31, 2022

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III, and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III, and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their small business investment company ("SBIC") licenses, continued to hold their existing investments at the time of the IPO and have continued to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share, resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (the “SBA-guaranteed debentures”) and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. As of March 31, 2022, there were no SBA-guaranteed debentures outstanding.

The Company has formed, and expects to continue to form, certain consolidated taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for U.S. federal income tax purposes. The Taxable Subsidiaries allow the Company to make equity investments in companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

Capitala Business Lending, LLC (“CBL”), a wholly-owned subsidiary of the Company, was established on October 30, 2020, for the sole purpose of holding certain investments pledged as collateral under the Company's line of credit with KeyBank National Association (the “KeyBank Credit Facility”). See Note 8 for more details about the KeyBank Credit Facility. The financial statements of CBL are consolidated with those of Logan Ridge Finance Corporation.

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

On the date of the Closing, the Company changed its name from Capitala Finance Corp. to Logan Ridge Finance Corporation and on July 2, 2021, the Company’s common stock began trading on the NASDAQ Global Select Market under the symbol “LRFC.” The Company’s 5.75% Convertible Notes due 2022 and 6.00% Notes due 2022 continue to trade under the symbols “CPTAG” and “CPTAL,” respectively.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

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

The Company’s financial statements as of March 31, 2022 and December 31, 2021 and for the periods ended March 31, 2022 and 2021 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2022.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

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

Commitments and Contingencies

As of March 31, 2022, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $0.4 million to American Academy Holdings, LLC, $4.7 million to Accordion Partners LLC, $0.9 million to Bradshaw International, Inc., $3.1 million to Critical Nurse Staffing, LLC, $0.9 million to Keg Logistics LLC, $1.5 million to Premiere Imaging, LLC, and $3.0 million to Wealth Enhancement Group, LLC. As of December 31, 2021, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $9.0 million to Accordion Partners LLC, $0.7 million to Bradshaw International, Inc., $3.1 million to Critical Nursing Staffing, LLC, $3.5 million to J5 Infrastructure Partners, LLC, $0.9 million to Keg Logistics LLC, $2.5 million to Marble Point Credit Management LLC, $1.9 million to Premiere Imaging, LLC, and $3.5 million to Wealth Enhancement Group, LLC.

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

In management’s opinion, no direct losses with respect to litigation contingencies were probable as of March 31, 2022 and December 31, 2021. Management is of the opinion that the ultimate resolution of such claims, if any, will not materially affect the Company’s business, financial position, results of operations, or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to litigation contingencies.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

The tax years ended December 31, 2020, 2019, and 2018 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three months ended March 31, 2022 and 2021. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

For U.S. federal income tax purposes, as of March 31, 2022, the aggregate net unrealized appreciation for all securities was $2.5 million. As of March 31, 2022, gross unrealized appreciation was $39.8 million and gross unrealized depreciation was $37.3 million. The aggregate cost of securities for U.S. federal income tax purposes was $204.4 million as of March 31, 2022. For U.S. federal income tax purposes, as of December 31, 2021, the aggregate net unrealized appreciation for all securities was $3.6 million. As of December 31, 2021, gross unrealized appreciation was $38.6 million and gross unrealized depreciation was $35.0 million. The aggregate cost of securities for U.S. federal income tax purposes was $194.6 million as of December 31, 2021.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of March 31, 2022 and December 31, 2021, the Company recorded a net deferred tax asset of zero. For the three months ended March 31, 2022 and 2021, the Company recorded a tax provision of zero. As of March 31, 2022 and December 31, 2021, the valuation allowance on the Company’s deferred tax asset was $2.5 million and $2.5 million, respectively. During the three months ended March 31, 2022, there was no change in the valuation allowance recognized by the Company. During the three months ended March 31, 2021, the Company recognized an decrease in the valuation allowance of $(1.0) million.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of March 31, 2022 and December 31, 2021, there were no uncertain tax positions.

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

Note 3. Recent Accounting Pronouncements

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

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

Note 4. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market and traditional middle-market companies. As of March 31, 2022, our portfolio consisted of investments in 42 portfolio companies with a fair value of approximately $206.9 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of March 31, 2022, 8.2% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2021, 8.5% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the three months ended March 31, 2022, we made approximately $16.4 million of investments and had approximately $8.4 million in repayments and sales, resulting in net deployment of approximately $8.0 million for the period. During the three months ended March 31, 2021, the Company made no investments and had approximately $29.9 million in repayments and sales, resulting in net repayments and sales of approximately $29.9 million for the period.

As of March 31, 2022, the Company’s Board approved the fair value of the Company’s investment portfolio of approximately $206.9 million in good faith in accordance with the Company’s valuation procedures. The Company’s Board approved the fair value of the Company’s investment portfolio as of March 31, 2022 with input from a third-party valuation firm and the Investment Advisor based on information known or knowable as of the valuation date, including trailing and forward looking data.

The composition of our investments as of March 31, 2022, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$106,929	53.7%	$100,663	48.7%
Second Lien Debt	33,168	16.7%	33,220	16.1%
Subordinated Debt	7,117	3.6%	7,115	3.4%
Collateralized Loan Obligations	8,106	4.1%	7,199	3.5%
Equity	43,649	21.9%	58,708	28.3%
Total	$198,969	100.0%	$206,905	100.0%

The composition of our investments as of December 31, 2021, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$103,667	54.4%	$98,251	49.6%
Second Lien Debt	30,048	15.8%	30,190	15.2%
Subordinated Debt	5,050	2.6%	5,050	2.6%
Equity	51,717	27.2%	64,698	32.6%
Total	$190,482	100.0%	$198,189	100.0%

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

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

The following table presents the fair value measurements of investments, by major class, as of March 31, 2022, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$100,663	$100,663
Second Lien Debt	—	—	33,220	33,220
Subordinated Debt	—	—	7,115	7,115
Collateralized Loan Obligations	—	—	7,199	7,199
Equity	—	—	58,708	58,708
Total	$—	$—	$206,905	$206,905

The following table presents fair value measurements of investments, by major class, as of December 31, 2021, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$98,251	$98,251
Second Lien Debt	—	—	30,190	30,190
Subordinated Debt	—	—	5,050	5,050
Equity	—	—	64,698	64,698
Total	$—	$—	$198,189	$198,189

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2022 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Collateralized Loan Obligations	Equity	Total
Balance as of January 1, 2022	$98,251	$30,190	$5,050	$7,717	$56,981	$198,189
Repayments/sales	(8,096)	—	—	(276)	(29)	(8,401)
Purchases	11,285	3,086	2,022	—	—	16,393
Payment-in-kind interest and dividends accrued	—	38	44	—	50	132
Accretion of original issue discount	60	(5)	1	343	—	399
Net realized gain (loss) on investments	13	—	—	—	(49)	(36)
Net unrealized (depreciation) appreciation on investments	(850)	(89)	(2)	(585)	1,755	229
Balance as of March 31, 2022	$100,663	$33,220	$7,115	$7,199	$58,708	$206,905

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2021 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity	Total
Balance as of January 1, 2021	$167,418	$39,209	$—	$67,572	$274,199
Repayments/sales	(29,847)	(59)	—	—	(29,906)
Purchases	—	—	—	—	—
Payment-in-kind interest and dividends accrued	126	—	—	44	170
Accretion of original issue discount	31	46	—	—	77
Net realized (loss) gain on investments	(12,023)	—	—	(2,000)	(14,023)
Net unrealized appreciation (depreciation) on investments	12,353	(43)	—	14,092	26,402
Balance as of March 31, 2021	$138,058	$39,153	$—	$79,708	$256,919

The net change in unrealized appreciation on investments held was $0.2 million and $12.7 million for the three months ended March 31, 2022 and 2021, respectively, and is included in net change in unrealized appreciation on investments on the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of March 31, 2022 were as follows:

	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (2)
First lien debt	1.7	Market	Broker/Dealer Quote	N/A
First lien debt	91.9	Income	Required Rate of Return	5.5% – 15.1% (9.2%)
First lien debt	7.1	Enterprise Market Value and Asset(1)	Revenue Multiple	0.3x
Second lien debt	6.9	Market	Broker/Dealer Quote	N/A
Second lien debt	25.9	Income and Asset(1)	Required Rate of Return	1.5% – 15.3% (11.7%)
Second lien debt	0.4	Enterprise Market Value	Revenue Multiple	4.7x
Subordinated debt	7.1	Income	Required Rate of Return	4.9% – 15.2% (7.3%)
Collateralized loan	7.2	Income	Required Rate of Return	19.5% – 22.2% (20.7%)
obligations
Equity	54.7	Enterprise Market Value and Asset(1)	EBITDA Multiple	2.0x – 10.0x (6.8x)
Equity	4.0	Enterprise Market Value	Revenue Multiple	0.4x – 0.5x (0.4x)
	206.9

(1)
$0.8 million of first lien debt, less than $0.1 million of second lien debt and $0.8 million of equity and warrants were valued using the asset approach.
(2)
The weighted averages disclosed in the table above were weighted by their relative fair value.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2021 were as follows:

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
	$198.2

(1)
$0.6 million in first lien debt, $0.1 million in second lien debt, and $0.6 million in equity and warrants were valued using the asset approach.
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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Note 5. Transactions With Affiliated Companies

During the three months ended March 31, 2022, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2021 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	March 31, 2022 Fair Value
Affiliate investments
Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)	$—	$—	$1,528	$—	$(335)	$—	$1,061	$2,254
Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)	—	—	1,193	336	—	—	619	2,148
			—	2,721	336	(335)	—	1,680	4,402
Eastport Holdings, LLC	Second Lien Debt (13.5% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 6/01/22)	16,500	559	16,500	—	(6)	—	6	16,500
Eastport Holdings, LLC	Membership Units (22.9% ownership)	—	—	16,319	—	—	—	(363)	15,956
			559	32,819	—	(6)	—	(357)	32,456
GA Communications, Inc.	Series A-1 Preferred Stock (1,998 shares)	—	—	4,394	—	—	—	(4)	4,390
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)	—	—	185	—	—	—	(185)	—
			—	4,579	—	—	—	(189)	4,390
LJS Partners, LLC	Preferred Units (202,336 units)	—	—	843	—	—	—	28	871
LJS Partners, LLC	Common Membership Units (2,593,234 units)	—	—	7,164	—	—	—	143	7,307
			—	8,007	—	—	—	171	8,178
MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 1/31/22)	2,600	79	2,600	—	—	—	—	2,600
MMI Holdings, LLC	Second Lien Debt (6.0% Cash, Due 1/31/22)	400	6	400	—	—	—	—	400
MMI Holdings, LLC (5)	Preferred Units (1,000 units, 6.0% PIK Dividend)	—	30	1,898	30	—	—	(30)	1,898
MMI Holdings, LLC	Common Membership Units (45 units)	—	—	63	—	—	—	1	64
			115	4,961	30	—	—	(29)	4,962
Nth Degree Investment Group, LLC	Membership Units (6,088,000 Units)	—	—	—	—	—	—	—	—
			—	—	—	—	—	—	—
RAM Payment, LLC	First Lien Debt (6.5% Cash (1 month LIBOR + 5.0%), 1.5% Floor), Due 1/4/24)	998	16	998	—	(15)	—	—	983
RAM Payment, LLC	First Lien Debt (9.8% Cash, Due 1/4/24)	2,706	67	2,706	—	(40)	—	—	2,666
RAM Payment, LLC (5)	Preferred Units (86,000 units, 8.0% PIK Dividend)	—	17	3,726	17	—	—	106	3,849
			100	7,430	17	(55)	—	106	7,498
Sierra Hamilton Holdings Corporation	Second Lien Debt (15.0%, Due 9/12/23)	3	—	3	—	—	—	—	3
Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)	—	—	330	—	—	—	(79)	251
			—	333	—	—	—	(79)	254
V12 Holdings, Inc.	Second Lien Debt	—	—	509	—	—	—	—	509
			—	509	—	—	—	—	509
Total Affiliate investments			$774	$61,359	$383	$(396)	$—	$1,303	$62,649
Control investments
Vology, Inc.	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 3/31/22)	$3,586	$95	$3,635	$—	$—	$—	$(7)	3,628
Vology, Inc.	Class A Preferred Units (9,041,810 Units)	—	—	3,204	—	—	—	83	3,287
Vology, Inc.	Membership Units (5,363,982 Units)	—	—	—	—	—	—	—	—
Total Control investments			$95	$6,839	$—	$—	$—	$76	$6,915

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

March 31, 2022

(Unaudited)

During the year ended December 31, 2021, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2020 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2021 Fair Value
Affiliate investments
Burgaflex Holdings, LLC	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	$—	$152	$13,597	$—	$(13,597)	$—	$—	$—
Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)	—	—	1,338	—	—	—	190	1,528
Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)	—	—	—	—	—	—	1,193	1,193
			152	14,935	—	(13,597)	—	1,383	2,721
City Gear, LLC	Membership Unit Warrants		—	2,011	—	(2,215)	2,215	(2,011)	—
			—	2,011	—	(2,215)	2,215	(2,011)	—
Eastport Holdings, LLC	Second Lien Debt (13.5% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/30/22)	16,500	2,402	16,500	123	—	—	(123)	16,500
Eastport Holdings, LLC	Membership Units (22.9% ownership)	—	—	20,294	—	—	—	(3,975)	16,319
			2,402	36,794	123	—	—	(4,098)	32,819
GA Communications, Inc.	Series A-1 Preferred Stock (1,998 shares)	—	—	4,066	—	—	—	328	4,394
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)	—	—	146	—	—	—	39	185
			—	4,212	—	—	—	367	4,579
LJS Partners, LLC	Preferred Units (202,336 units)	—	—	756	—	—	—	87	843
LJS Partners, LLC	Common Membership Units (2,593,234 units)	—	24	3,951	—	—	—	3,213	7,164
			24	4,707	—	—	—	3,300	8,007
MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 1/31/22)	2,600	316	2,600	—	—	—	—	2,600
MMI Holdings, LLC	Second Lien Debt (6.0% Cash, Due 1/31/22)	400	24	400	—	—	—	—	400
MMI Holdings, LLC (5)	Preferred Units (1,000 units, 6.0% PIK Dividend)	—	110	1,815	110	—	—	(27)	1,898
MMI Holdings, LLC	Common Membership Units (45 units)	—	—	204	—	—	—	(141)	63
			450	5,019	110	—	—	(168)	4,961
Navis Holdings, Inc.	First Lien Debt (9.0% Cash, 2.0% PIK, Due 6/30/23)	—	993	10,882	181	(11,212)	—	149	—
Navis Holdings, Inc.	Class A Preferred Stock (1,000 shares)	—	100	986	—	(1,000)	—	14	—
Navis Holdings, Inc.	Common Stock (60,000 shares)	—	—	—	—	(260)	260	—	—
			1,093	11,868	181	(12,472)	260	163	—
Nth Degree Investment Group, LLC	Membership Units (6,088,000 Units)	—	—	—	—	—	—	—	—
			—	—	—	—	—	—	—
RAM Payment, LLC	First Lien Debt (6.5% Cash (1 month LIBOR + 5.0%), 1.5% Floor), Due 1/4/24)	983	126	2,451	—	(1,455)	—	2	998
RAM Payment, LLC	First Lien Debt (9.8% Cash, Due 1/4/24)	2,666	517	6,646	—	(3,939)	—	(1)	2,706
RAM Payment, LLC (5)	Preferred Units (86,000 units, 8.0% PIK Dividend)	—	124	2,874	69	—	—	783	3,726
			767	11,971	69	(5,394)	—	784	7,430
Sierra Hamilton Holdings Corporation	Second Lien Debt (15.0%, Due 9/12/23)	3	108	441	12	(450)	—	—	3
Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)	—	—	977	—	—	—	(647)	330
			108	1,418	12	(450)	—	(647)	333
V12 Holdings, Inc.	Second Lien Debt	—	—	490	—	—	—	19	509
			—	490	—	—	—	19	509
Total Affiliate investments			$4,996	$93,425	$495	$(34,128)	$2,475	$(908)	$61,359
Control investments
Vology, Inc.	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 3/31/22)	$3,635	$389	$3,732	$—	$(97)	$—	$-	3,635
Vology, Inc.	Class A Preferred Units (9,041,810 Units)	—	—	4,687	—	—	—	(1,483)	3,204
Vology, Inc.	Membership Units (5,363,982 Units)	—	—	—	—	—	—	—	—
Total Control investments			$389	$8,419	$—	$(97)	$—	$(1,483)	$6,839

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

March 31, 2022

(Unaudited)

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Advisor that would, when taken together with all other incentive fees paid to the Investment Advisor during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. As of March 31, 2022 and December 31, 2021, the Company had incentive fees payable to the Investment Advisor of zero and zero related to fees earned in prior years but deferred under the incentive fee deferral mechanism.

As part of the Transaction, the Investment Advisor entered into a two-year contractual fee waiver (the “Fee Waiver”) with the Company to waive, to the extent necessary, any capital gains fee under the Investment Advisory Agreement that exceeds what would have been paid to Capitala in the aggregate over such two-year period under the prior advisory agreement.

For the three months ended March 31, 2022 and 2021, the Company incurred $1.0 million and $1.4 million in base management fees, respectively. The Company did not earn an incentive fee related to pre-incentive fee net investment income or capital gains for the both three months ended March 31, 2022 and 2021.

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

For the three months ended March 31, 2022 and 2021, the Company accrued $0.1 million and $0.4 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

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

Note 7. Related Party Transactions

As of March 31, 2022 and December 31, 2021, the Company had $1.0 million and $1.1 million of management and incentive fees payable. These amounts are reflected in the accompanying consolidated statements of assets and liabilities under the caption “Management and incentive fees payable.”

Note 8. Borrowings

SBA-guaranteed Debentures

The Company, through its wholly owned subsidiary Fund III, historically used debenture leverage provided through the SBA to fund a portion of its investment portfolio. As of December 31, 2021, the Company had no SBA-guaranteed debentures outstanding. On June 10, 2021, Fund III repaid all of its remaining SBA-guaranteed debentures. On June 10, 2014, the Company received an exemptive order from the SEC exempting the Company, Fund II, and Fund III from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs) and from certain reporting requirements mandated by the Securities Exchange Act of 1934, as amended, with respect to Fund II and Fund III.

On March 1, 2019, Fund II repaid its outstanding SBA-guaranteed debentures and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license.

As of March 31, 2022 and December 31, 2021, there were no SBA-guaranteed debentures outstanding.

The following table summarizes the historical interest expense and annual charges, deferred financing costs, average outstanding balance, and average stated interest and annual charge rate on the SBA-guaranteed debentures for the three months ended March 31, 2022 and 2021 (dollars in thousands):

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Interest expense and annual charges	$—	$661
Deferred financing costs	—	139
Total interest and financing expenses	$—	$800
Average outstanding balance	$—	$84,111
Average stated interest and annual charge rate	N/A	3.17%

2022 Notes

On May 16, 2017, the Company issued $70.0 million in aggregate principal amount of 6.0% fixed-rate notes due May 31, 2022 (the “2022 Notes”). On May 25, 2017, the Company issued an additional $5.0 million in aggregate principal amount of the 2022 Notes pursuant to a partial exercise of the underwriters’ overallotment option. The 2022 Notes will mature on May 31, 2022 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after May 31, 2019 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2022 Notes is payable quarterly. The Notes are listed on the NASDAQ Global Select Market under the trading symbol "CPTAL" with a par value of $25.00 per share.

On November 1, 2021, the Company notified the Trustee for the Company's 2022 Notes, of the Company's election to redeem $50.0 million aggregate principal amount of the 2022 Notes outstanding. The redemption was completed on December 6, 2021.

As of March 31, 2022 and December 31, 2021, the Company had $22.8 million, respectively, in aggregate principal amount of 2022 Notes outstanding.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Notes for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021
Interest expense	$392	$1,093
Deferred financing costs	27	144
Total interest and financing expenses	$419	$1,237
Average outstanding balance	$22,833	$72,833
Average stated interest rate	6.0%	6.0%

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

As of March 31, 2022 and December 31, 2021, the Company had $52.1 million, respectively in 2022 Convertible Notes outstanding.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Convertible Notes for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021
Interest expense	$749	$749
Deferred financing costs	100	94
Total interest and financing expenses	$849	$843
Average outstanding balance	$52,088	$52,088
Average stated interest rate	5.75%	5.75%

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

2026 Notes

On October 29, 2021, the Company issued $50.0 million in aggregate principal amount of 5.25% fixed-rate notes due October 30, 2026 (the "2026 Notes") at 98.00% pursuant to a supplemental indenture with U.S. Bank National Association (the "Trustee"), which supplements that certain base indenture, dated as of June 16, 2014. The 2026 Notes were issued in a private placement exempt from registration under the Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). The net proceeds to the Company were approximately $48.8 million, after deducting estimated offering expenses. The Notes will mature on October 30, 2026 and may be redeemed in whole or in part at the Company's option at any time or from time to time at the redemption prices set forth in the Indenture. The Notes bear interest at a rate of 5.25% per year payable semi-annually on April 30 and October 30 of each year, commencing on April 30, 2022. The Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company's existing and future indebtedness that is expressly subordinated in right of payment to the Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company's secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.

In connection with the offering, the Company entered into a Registration Rights Agreement, dated as of October 29, 2021 (the "Registration Rights Agreement"), with the purchasers of the 2026 Notes. Pursuant to the Registration Rights Agreement, the Company is obligated to file with the Securities and Exchange Commission a registration statement relating to an offer to exchange the 2026 Notes for new notes issued by the Company that are registered under the Securities Act and otherwise have terms substantially identical to those of the 2026 Notes, and to use its commercially reasonable efforts to cause such registration statement to be declared effective.

As of March 31, 2022 and December 31, 2021, the Company had $50.0 million, respectively in 2026 Notes outstanding.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2026 Notes for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021
Interest expense	$705	$—
Deferred financing costs	29	—
Total interest and financing expenses	$734	$—
Average outstanding balance	$50,000	$—
Average stated interest rate	5.25%	N/A

Bond Repurchase Program

On July 30, 2020, the Board approved a bond repurchase program which authorizes the Company to repurchase up to an aggregate of $10.0 million worth of the Company's outstanding 2022 Notes and/or 2022 Convertible Notes (the "Bond Repurchase Program"). The Bond Repurchase Program expired on July 30, 2021. The Company did not repurchase approximately any of the 2022 Notes or 2022 Convertible Notes during the three months ended March 31, 2021.

KeyBank Credit Facility

On October 30, 2020, Capitala Business Lending, LLC("CBL"), a direct, wholly owned, consolidated subsidiary of the Company, entered into a senior secured revolving credit agreement ("the KeyBank Credit Facility"), with the Investment Advisor a the time, as collateral manager, the lenders from time to time parties thereto (each a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $25.0 million as of October 30, 2020. CBL may, on any business day prior to October 28, 2022, request an increase in the aggregate principal amount from $25.0 million to $100.0 million in accordance with the terms and in the manner described in the KeyBank Credit Facility. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through October 28, 2022, unless there is an earlier termination or event of default. The KeyBank Credit Facility matures on October 28, 2023, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at one-month LIBOR plus 3.5%, subject to a minimum interest rate of 4.25%. The Company will also pay an unused commitment fee at a rate of 1.75% per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility. As of March 31, 2022 and December 31, 2021, there were no outstanding draws on KeyBank Credit Facility. The KeyBank Credit Facility is secured by the investments and other assets held by CBL, the Company’s wholly owned subsidiary. The KeyBank Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of March 31, 2022 and December 31, 2021, assets pledged to secure the KeyBank Credit Facility had a fair value of $45.2 million and $57.7 million, respectively.

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the KeyBank Credit Facility for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021
Interest expense	$28	$—
Deferred financing costs	48	48
Unused commitment fees	110	109
Total interest and financing expenses	$186	$157
Average outstanding balance	$—	$—
Average stated interest rate	N/A	N/A

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the outstanding principal and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2022, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Outstanding Principal	Fair Value	Level 1	Level 2	Level 3
2022 Notes	$22,833	$22,861	$22,861	$—	$—
2022 Convertible Notes	52,088	52,213	52,213	—	—
2026 Notes	50,000	50,000	—	—	50,000
Total	$124,921	$125,074	$75,074	$—	$50,000

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

Note 9. Directors’ Fees

Our Independent Directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Board meeting and $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three months ended March 31, 2022, the Company recognized directors’ fees expense of $0.1 million. For the three months ended March 31, 2021, the Company recognized directors’ fees expense of $0.1 million. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Other potentially dilutive shares of the Company’s common stock, and the related impact to earnings, are considered when calculating diluted earnings per share. For the three months ended March 31, 2022 and 2021, 0.6 million in convertible shares related to the 2022 Convertible Notes were considered anti-dilutive.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the three months ended March 31, 2022 and 2021 (dollars in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2022 (1)	2021
Net (decrease) increase in net assets resulting from operations - basic	$(858)	$12,354
Weighted average common stock outstanding – basic	2,711,068	2,711,068
Net (decrease) increase in net assets per share resulting from operations - basic	$(0.32)	$4.56
Net (decrease) increase in net assets resulting from operations - diluted	(858)	12,354
Adjustment for interest on the 2022 Convertible Notes and incentive fees, net	—	843
Adjusted net (decrease) increase in net assets resulting from operations - diluted	(858)	13,197
Weighted average common stock outstanding – diluted	2,711,068	2,711,068
Adjustment for dilutive effect of the 2022 Convertible Notes	—	552,579
Adjusted weighted average common stock outstanding - diluted	2,711,068	3,263,647
Net (decrease) increase in net assets per share resulting from operations - diluted	$(0.32)	$4.04

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three months ended March 31, 2022, conversion of the 0.6 million in convertible shares was not assumed as the effect on diluted earnings per share would be anti-dilutive.

Note 11. Distributions

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

The Company’s distributions are recorded on the record date. Stockholders have the option to receive payment of the distribution in cash, shares of the Company’s common stock, or a combination of cash and shares of common stock. Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. Accordingly, distributions may be subject to reclassification based on future dividends and operating results and will not be determined until the end of the year. The Company’s Board determined not to declare a distribution for the quarters ended March 31, 2022 and 2021.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2022 and 2021 (dollars in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2022	2021
Per share data:
Net asset value at beginning of year	$39.48	$40.19
Net investment loss(1)	(0.39)	(0.29)
Net realized loss on investments(1)	(0.01)	(5.17)
Net change in unrealized appreciation on investments(1)	$0.08	10.02
Other(2)	—	(0.01)
Net asset value at end of year	$39.16	$44.74
Net assets at end of period	$106,171	$121,301
Shares outstanding at end of period	2,711,068	2,711,068
Per share market value at end of period	$22.57	$15.44
Total return based on market value(3)	(1.83)%	7.15%
Ratio/Supplemental data:
Ratio of net investment (loss) income to average net assets(4)	(4.00)%	(2.76)%
Ratio of interest and financing expenses to average net assets(4)	8.32%	10.70%
Ratio of other operating expenses to average net assets(4)	8.37%	9.41%
Ratio of total expenses including tax provision, net of fee waivers, to average net assets(4)	16.69%	20.11%
Portfolio turnover rate(5)	4.15%	—%
Average debt outstanding(6)	$124,921	$209,032
Average debt outstanding per common share	$46.08	$77.10
Asset coverage ratio per unit(7)	$1,843	$1,971

(1)	Based on daily weighted average balance of shares of the Company’s common stock outstanding during the period.
(2)

Includes the impact of different share amounts used in calculating per share data based on weighted average shares of the Company’s common stock outstanding during the period and certain per share data based on shares of the Company’s common stock outstanding as of a period end or transaction date. Also includes the impact of shares of the Company’s common stock issued under the Company’s DRIP.

(3)

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

(4)	Ratio is annualized.
(5)

 Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value. Portfolio turnover rates that cover less than a full period are not annualized.

(6)	Based on the daily weighted average balance of debt outstanding during the period.
(7)

Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of March 31, 2021 pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act. There were no SBA-guaranteed debentures outstanding as of March 31, 2022. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no other subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of March 31, 2022, other than as set forth below.

On April 1, 2022, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) governing the issuance of $15.0 million in aggregate principal amount of 5.25% Convertible Notes due 2032 (the “Convertible Notes”) in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act. The Convertible Notes have not been registered under the Securities Act or any state securities laws and may not be reoffered or resold in the United States absent registration or an applicable exemption from such registration requirements. The Convertible Notes were delivered and paid for on April 1, 2022. The Convertible Notes will mature on April 1, 2032 (the “Maturity Date”). The net proceeds to the Company were $13,650,000, after deducting estimated offering expenses. Capitalized terms used but not defined herein have the meanings ascribed to them in the Purchase Agreement.

The Company obtained an Investment Grade rating from a Nationally Recognized Statistical Rating Organization (“NRSRO”) with respect to the Convertible Notes. The Convertible Notes have a fixed interest rate of 5.25% per annum payable semi-annually on March 31 and September 30 of each year, commencing on September 30, 2022, subject to a step up of 0.75% per annum to the extent that the Convertible Notes are downgraded below Investment Grade by an NRSRO or the

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Convertible Notes no longer maintain a rating from an NRSRO. The Company will also be required to pay an additional interest rate of 2.0% per annum (x) on any overdue payment of interest and (y) during the continuance of an Event of Default. The Company intends to use the net proceeds from the offering of the Convertible Notes for general corporate purposes, which may include repaying outstanding indebtedness, making opportunistic investments and paying corporate expenses. In addition, on the occurrence of a Change in Control Repurchase Event or Delisting Event, the Company will generally be required to make an offer to purchase the outstanding Convertible Notes at a price equal to 100% of the principal amount of such Convertible Notes plus accrued and unpaid interest to the repurchase date.

On May 10, 2022, CBL, a direct, wholly owned, consolidated subsidiary of the Company, amended its existing senior secured revolving credit agreement (the “Amended KeyBank Credit Facility"), dated as of October 30, 2020 (and amended as of July 1, 2021) with the Investment Advisor as collateral manager, the lenders from time to time parties thereto (each a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. Under the Amended KeyBank Credit Facility, the Lender agreed to extend credit to CBL in an initial commitment equal to an aggregate principal amount of $75.0 million. CBL may borrow up to an additional $125.0 million through an incremental uncommitted accordion feature in accordance with the terms and in the manner described in the Amended KeyBank Credit Facility.

The period during which the Lender may make loans to CBL under the Amended KeyBank Credit Facility and will continue through May 12, 2025, unless there is an earlier termination or event of default (the “Commitment Termination Date”). The Amended KeyBank Credit Facility will mature on May 10, 2027, unless there is an earlier termination or event of default. Borrowings under the Amended KeyBank Credit Facility will bear interest at a floating forward-looking term rate equal to term SOFR plus an applicable margin of 2.90% until the Commitment Termination Date and 3.25% thereafter. The Company will also pay an unused commitment fee, depending on the level of utilization, at a rate of 1.00%, 0.65%, or 0.35% per annum on the unutilized portion of the aggregate commitments under the Amended KeyBank Credit Facility.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless required by law or U.S. Securities and Exchange Commission (“SEC”) rule or regulation.

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

We provide capital to lower and traditional middle-market companies in the United States (‘‘U.S.’’), with a non-exclusive emphasis on the Southeast, Southwest, and Mid-Atlantic regions. We invest primarily in companies with a history of earnings growth and positive cash flow, proven management teams, products or services with competitive advantages, and industry-appropriate margins. We primarily invest in companies with between $5.0 million and $50.0 million in trailing twelve-month earnings before interest, tax, depreciation, and amortization (‘‘EBITDA’’).

We invest in first lien loans and, to a lesser extent, second lien loans and equity securities issued by lower middle-market and traditional middle-market companies.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally must invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150%, if certain requirements are met, after such borrowing, with certain limited exceptions. As of March 31, 2022, our asset coverage ratio was 184%. To maintain our regulated investment company (“RIC”) status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

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

On the date of the Closing, the Company changed its name from Capitala Finance Corp. to Logan Ridge Finance Corporation and on July 2, 2021, the Company’s common stock began trading on the NASDAQ Global Select Market under the symbol “LRFC.” The Company’s 5.75% Convertible Notes due 2022 and 6.00% Notes due 2022 continue to trade under the symbols “CPTAG” and “CPTAL,” respectively.

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

All of the Company’s then-current officers resigned at the Closing and the Board appointed Ted Goldthorpe as the Company’s Chief Executive Officer and President, Jason Roos as the Company’s Chief Financial Officer, Treasurer and Secretary, Patrick Schafer as the Company’s Chief Investment Officer and David Held as the Company’s Chief Compliance Officer. On November 9, 2021, Jason T. Roos was replaced as Secretary and Treasurer of the Company by Brandon Satoren, who was also appointed as Chief Accounting Officer. Mr. Roos continues to serve as Chief Financial Officer of the Company.

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

The Company’s financial statements as of March 31, 2022 and December 31, 2021 and for the periods ended March 31, 2022 and 2021 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022.

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

Other income: Origination fees (to the extent services are performed to earn such income), amendment fees, consent fees and other fees associated with investments in portfolio companies are recognized as income when they are earned. Prepayment penalties received by the Company for debt instruments repaid prior to the maturity date are recorded as income upon receipt.

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

The tax years ended December 31, 2021, 2020, 2019, and 2018 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the periods ended March 31, 2022 and 2021. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of March 31, 2022, and December 31, 2021, the Company recorded a net deferred tax asset of zero. For the three months ended March 31, 2022 and 2021, the Company recorded a deferred tax provision of zero. As of March 31, 2022 and December 31, 2021, the valuation allowance on the Company’s deferred tax asset was $2.5 million and $2.5 million, respectively. During the three months ended March 31, 2022, there was no change in the valuation allowance recognized by the Company. During the three months ended March 31, 2021, the Company recognized a decrease in the valuation allowance of $1.0 million.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s U.S. federal income tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of March 31, 2022 and December 31, 2021, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of March 31, 2022 and December 31, 2021. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

Portfolio and Investment Activity

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests primarily in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market companies and traditional middle-market companies. As of March 31, 2022, our portfolio consisted of investments in 42 portfolio companies with a fair value of approximately $206.9 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of March 31, 2022, 8.2% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2021, 8.5% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the three months ended March 31, 2022, we made approximately $16.4 million of investments and had approximately $8.4 million in repayments and sales, resulting in net deployment of approximately $8.0 million for the period. During the three months ended March 31, 2021, we made no investments and had approximately $29.9 million in repayments and sales, resulting in net repayments and sales of approximately $29.9 million for the period.

As of March 31, 2022, our debt investment portfolio, which represented 68.1% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 8.3% (excluding non-accruals and collateralized loan obligations). As of March 31, 2022, 24.3% of the fair value of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2021, our debt investment portfolio, which represented 67.4% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 8.1% (excluding non-accruals and collateralized loan obligations). As of December 31, 2021, 22.8% of the fair value of our debt investment portfolio was bearing a fixed rate of interest.

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

As of March 31, 2022, the Board approved the fair value of our investment portfolio of approximately $206.9 million in good faith in accordance with our valuation procedures. The Board approved the fair value of our investment portfolio as of March 31, 2022 with input from a third-party valuation firm and the Investment Advisor based on information known or knowable as of the valuation date, including trailing and forward-looking data.

As of March 31, 2022, we had debt investments in two portfolio companies on non-accrual status with an aggregate amortized cost of $12.7 million and an aggregate fair value of $7.0 million, which represented 6.4% and 3.4% of the investment portfolio, respectively. As of December 31, 2021, we had debt investments in two portfolio companies on non-accrual status with aggregate amortized cost of $12.7 million and an aggregate fair value of $7.6 million, which represented 6.7% and 3.8% of the investment portfolio, respectively.

The following table summarizes the amortized cost and the fair value of investments as of March 31, 2022 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$106,929	53.7%	$100,663	48.7%
Second Lien Debt	33,168	16.7%	33,220	16.1%
Subordinated Debt	7,117	3.6%	7,115	3.4%
Collateralized Loan Obligations	8,106	4.1%	7,199	3.5%
Equity and Warrants	43,649	21.9%	58,708	28.3%
Total	$198,969	100.0%	$206,905	100.0%

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2021 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$103,667	54.4%	$98,251	49.6%
Second Lien Debt	30,048	15.8%	30,190	15.2%
Subordinated Debt	5,050	2.6%	5,050	2.6%
Equity and Warrants	51,717	27.2%	64,698	32.6%
Total	$190,482	100.0%	$198,189	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022		December 31, 2021
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$35,509	17.2%	$28,852	14.6%
Business Services	32,456	15.7%	32,819	16.6%
Information Technology	25,605	12.4%	24,066	12.1%
Financials	19,679	9.5%	17,162	8.7%
Consumer Discretionary	12,809	6.2%	11,017	5.6%
Industrials	10,062	4.9%	14,640	7.4%
Entertainment	8,643	4.2%	8,894	4.5%
Electronic Machine Repair	8,395	4.1%	8,465	4.3%
QSR Franchisor	8,178	4.0%	8,007	4.0%
Financial Services	7,498	3.6%	7,430	3.7%
Healthcare Management	6,247	3.0%	7,002	3.5%
Online Merchandise Retailer	5,954	2.9%	5,951	3.0%
Textile Equipment Manufacturer	5,107	2.5%	5,050	2.5%
Medical Device Distributor	4,961	2.4%	4,961	2.5%
Automobile Part Manufacturer	4,402	2.1%	2,722	1.4%
Advertising & Marketing Services	4,390	2.1%	4,579	2.3%
Home Repair Parts Manufacturer	3,055	1.5%	3,062	1.5%
Testing Laboratories	986	0.5%	1,113	0.6%
Consumer Products	803	0.4%	623	0.3%
Household Product Manufacturer	758	0.4%	287	0.1%
General Industrial	645	0.3%	645	0.3%
Data Processing & Digital Marketing	509	0.3%	509	0.3%
Oil & Gas Engineering and Consulting Services	254	0.1%	333	0.2%
Total	$206,905	100.0%	$198,189	100.0%

Results of Operations

Operating results for the three months ended March 31, 2022 and 2021 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021
Total investment income	$3,337	$4,926
Total expenses, net of incentive fee waiver	4,388	5,709
Net investment loss	(1,051)	(783)
Net realized loss on investments	(36)	(14,023)
Net change in unrealized appreciation on investments	229	27,160
Net (decrease) increase in net assets resulting from operations	$(858)	$12,354

Investment income

The composition of our investment income for the three months ended March 31, 2022 and 2021 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021
Interest income	$3,197	$4,592
Other income	8	9
Payment-in-kind interest and dividend income	132	170
Dividend income	—	155
Total investment income	$3,337	$4,926

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

For the three months ended March 31, 2022, total investment income decreased by $1.6 million, or 32.3%, compared to the three months ended March 31, 2021. The decrease from the prior period was driven by a decrease in interest income from $4.6 million for the three months ended March 31, 2021 to $3.2 million for the three months ended March 31, 2022. The decline in interest income is primarily due to lower average outstanding debt investments for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. PIK income declined from $0.2 million for the three months ended March 31, 2021 to $0.1 million for the three months ended March 31, 2022. The decrease in PIK income was due to a decline in investments with a contractual PIK rate. Dividend income decreased from $0.2 million for the three months ended March 31, 2021 to zero for the three months ended March 31, 2022, primarily due to non-recurring dividends received from portfolio companies during the three months ended March 31, 2021

Operating expenses

The composition of our expenses for the three months ended March 31, 2022 and 2021 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021
Interest and financing expenses	$2,188	$3,037
Base management fee	1,027	1,398
Directors' fees	103	103
Administrative service fees	120	350
General and administrative expenses	950	821
Total expenses	$4,388	$5,709

For the three months ended March 31, 2022, operating expenses decreased by $1.3 million, or 23.2%, compared to the three months ended March 31, 2021. Interest and financing expenses decreased from $3.0 million for the three months ended March 31, 2021 to $2.2 million for the three months ended March 31, 2022 due primarily to lower average outstanding debt during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Base management fees declined from $1.4 million for the three months ended March 31, 2021 to $1.0 million for the three months ended March 31, 2022, due to lower average assets under management. Administrative services fees declined from $0.4 million for the three months ended March 31, 2021 to $0.1 million for the three months ended March 31, 2022, due to efficiencies generated by the size and scale of the Investment Advisor's platform. General and administrative expenses increased from $0.8 million for the three months ended March 31, 2021 to $1.0 million for the three months ended March 31, 2022, primarily due to accelerated one-time prepaid financing costs during the three months ended March 31, 2022 as well as higher professional fees.

Net realized loss on sales of investments

During the three months ended March 31, 2022, we recognized $36 thousand of net realized losses on our portfolio investments. During the three months ended March 31, 2021 we recognized $14.0 million of net realized losses on our portfolio investments.

Net unrealized appreciation (depreciation) on investments

Net change in unrealized (depreciation) appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three months ended March 31, 2022 and 2021, we recognized $0.2 million and $27.2 million of net change in unrealized appreciation investments, respectively.

Changes in net assets resulting from operations

For the three months ended March 31, 2022, we recorded a net decrease in net assets resulting from operations of $0.9 million. Based on the weighted average shares of common stock outstanding for the three months March 31, 2022, our per share net decrease in net assets resulting from operations was $0.32.

For the three months ended March 31, 2021, we recorded a net increase in net assets resulting from operations of $12.4 million. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2021, our per share net increase in net assets resulting from operations was $4.56.

Financial Condition, Liquidity and Capital Resources

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our stockholders, and repay indebtedness.

Since our IPO, we have raised approximately $136.0 million in net proceeds from equity offerings through March 31, 2022.

KeyBank Credit Facility

On October 30, 2020, Capitala Business Lending, LLC ("CBL"), a direct, wholly owned, consolidated subsidiary of the Company, entered into a senior secured revolving credit agreement (the “KeyBank Credit Facility") with the Company’s investment adviser at the time (as collateral manager), the lenders from time to time parties thereto (each, a “Lender”), KeyBank National Association (as administrative agent), and U.S. Bank National Association (as custodian). Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $25.0 million. On January 1, 2021, the KeyBank Credit Facility was amended to replace the collateral manager with the Company’s Investment Advisor. CBL may, on any business day prior to October 28, 2022, request an increase in the aggregate principal amount from $25.0 million to $100.0 million in accordance with the terms and in the manner described in the KeyBank Credit Facility. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through October 28, 2022, unless there is an earlier termination or event of default. The KeyBank Credit Facility matures on October 28, 2023, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at one- month LIBOR plus 3.5%. The KeyBank Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of March 31, 2022, there were no outstanding draws on the KeyBank Credit Facility.

2026 Notes

On October 29, 2021, we issued $50.0 million in aggregate principal amount of 5.25% fixed rate notes due October 30, 2026 (the "2026 Notes") at 98.00% pursuant to a supplemental indenture with U.S. Bank National Association (the "Trustee"), which supplements that certain base indenture, dated as of June 16, 2014. The 2026 Notes were issued in a private placement exempt from registration under the Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). The net proceeds to the Company were approximately $48.8 million, after deducting estimated offering expenses. The Notes will mature on October 30, 2026 and may be redeemed in whole or in part at the Company's option at any time or from time to time at the redemption prices set forth in the Indenture. The Notes bear interest at a rate of 5.25% per year payable semi-annually on April 30 and October 30 of each year, commencing on April 30, 2022. The Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company's existing and future indebtedness that is expressly subordinated in right of payment to the Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company's secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.

In connection with the offering, the Company entered into a Registration Rights Agreement, dated as of October 29, 2021 (the "Registration Rights Agreement"), with the purchasers of the 2026 Notes. Pursuant to the Registration Rights Agreement, the Company is obligated to file with the Securities and Exchange Commission a registration statement relating to an offer to exchange the 2026 Notes for new notes issued by the Company that are registered under the Securities Act and otherwise have terms substantially identical to those of the 2026 Notes, and to use its commercially reasonable efforts to cause such registration statement to be declared effective.

As of March 31, 2022, the Company had approximately $50.0 million in aggregate principal amount of 2026 Notes outstanding.

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

On November 1, 2021, the Company notified the Trustee for the Company's 2022 Notes, of the Company's election to redeem $50.0 million aggregate principal amount of the 2022 Notes outstanding. The redemption was completed on December 6, 2021. As of March 31, 2022, the Company had approximately $22.8 million in aggregate principal amount of 2022 Notes outstanding.

2022 Convertible Notes

On May 26, 2017, we issued $50.0 million in aggregate principal amount of 5.75% fixed-rate convertible notes due May 31, 2022 (the “2022 Convertible Notes”). On June 26, 2017, we issued an additional $2.1 million in aggregate principal amount of the 2022 Convertible Notes pursuant to a partial exercise of the underwriters’ overallotment option. Interest on the 2022 Convertible Notes is payable quarterly. The 2022 Convertible Notes are listed on the NASDAQ Capital Market under the trading symbol “CPTAG” with a par value of $25.00 per share. As of March 31, 2022, the Company had approximately $52.1 million in aggregate principal amount of 2022 Convertible Notes outstanding.

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

Asset Coverage Ratio

We are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150% if certain requirements are met, after such borrowing, with certain limited exceptions. As of March 31, 2022, our asset coverage ratio was 184%. If our asset coverage ratio falls below 150% due a decline in the fair market of our portfolio, we may be limited in our ability to raise additional debt.

Cash and Cash Equivalents

As of March 31, 2022, we had $15.8 million in cash and cash equivalents.

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

A summary of our significant contractual payment obligations as of March 31, 2022 are as follows (dollars in millions):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
2022 Notes	$22.8	$—	$—	$—	$22.8
2022 Convertible Notes	52.1	—	—	—	52.1
2026 Notes	—	—	50.0	—	50.0
Total Contractual Obligations	$74.9	$—	$50.0	$—	$124.9

Distributions

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we timely distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. We made quarterly distributions to our stockholders for the first four full quarters subsequent to our IPO. To the extent we had income available, we made monthly distributions to our stockholders from October 30, 2014 until March 30, 2020. As announced on April 1, 2020, distributions, if any, will be made on a quarterly basis effective for the second quarter of 2020. Our stockholder distributions, if any, will be determined by our Board on a quarterly basis. Any distributions to our stockholders will be declared out of assets legally available for distribution. The Company’s Board determined not to declare a distribution for the first quarter of 2022 and 2021.

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

The Company's Board determined not to declare a distribution for any quarter of 2021 and through March 31, 2022.

Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. There were no distributions for the year ended December 31, 2021. Distributions may be subject to reclassification based on future dividends and operating results and will not be determined until the end of the year.

Related Parties

On July 1, 2021, we entered into the Investment Advisory Agreement with the Investment Advisor. The Company is externally managed by the Investment Advisor, an affiliate of BC Partners, pursuant to the Investment Advisory Agreement. Mr. Goldthorpe, an interested member of the Board, has a direct or indirect pecuniary interest in the Investment Advisor. The Investment Advisor is a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Investment Advisor is an affiliate of BC Partners Advisors L.P. for U.S. regulatory purposes. Mount Logan Capital Inc. is the ultimate control person of the Investment Advisor.

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

Pursuant to the Administration Agreement, the Administrator provides administrative services to the Company necessary for the operations of the Company, which include providing to the Company office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and such other services as the Administrator, subject to review by the Board, shall from time to time deem to be necessary or useful to perform its obligations under the applicable Administration Agreement. The Administrator also provides to the Company portfolio collection functions for and is responsible for the financial and other records that the Company is required to maintain and prepares, prints and disseminates reports to the Company's stockholders and reports and all other materials filed with the SEC.

For providing these services, facilities and personnel, the Company reimburses the Administrator the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company's allocable portion of the costs of compensation and related expenses of its chief financial officer and chief compliance officer and their respective staffs.

On October 23, 2018, the SEC issued an order granting an application for exemptive relief to an affiliate of our Investment Advisor that allows BDCs managed by the Investment Advisor, including Logan Ridge, to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Investment Advisor or its affiliates and any future funds that are advised by the Investment Advisor or its affiliated investment advisers. Under the terms of the exemptive order, in order for Logan Ridge to participate in a co-investment transaction, a "required majority" (as defined in Section 57(0) of the 1940 Act) of Logan Ridge's independent directors; must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to Logan Ridge and its stockholders and do not involve overreaching with respect of Logan Ridge or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of Logan Ridge's stockholders and is consistent with Logan Ridge's investment objectives and strategies and certain criteria established by the Board. We believe this relief may not only enhance our ability to further our investment objectives and strategies, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us in the absence of such relief.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $0.4 million to American Academy Holdings, LLC, $4.7 million to Accordion Partners LLC, $0.9 million to Bradshaw International, Inc., $3.1 million to Critical Nurse Staffing, LLC, $0.9 million to Keg Logistics LLC, $1.5 million to Premiere Imaging, LLC, and $3.0 million to Wealth Enhancement Group, LLC. As of December 31, 2021, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $9.0 million to Accordion Partners LLC, $0.7 million to Bradshaw International, Inc., $3.1 million to Critical Nursing Staffing, Inc., $3.5 million to J5 Infrastructure Partners, LLC, $0.9 million to Keg Logistics LLC, $2.5 million to Marble Point Credit Management LLC, $1.9 million to Premiere Imaging, LLC, and $3.5 million to Wealth Enhancement Group, LLC.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

On April 1, 2022, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) governing the issuance of $15.0 million in aggregate principal amount of 5.25% Convertible Notes due 2032 (the “Convertible Notes”) in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act. The Convertible Notes have not been registered under the Securities Act or any state securities laws and may not be reoffered or resold in the United States absent registration or an applicable exemption from such registration requirements. The Convertible Notes were delivered and paid for on April 1, 2022. The Convertible Notes will mature on April 1, 2032 (the “Maturity Date”). The net proceeds to the Company were $13,650,000, after deducting estimated offering expenses. Capitalized terms used but not defined herein have the meanings ascribed to them in the Purchase Agreement.

The Company obtained an Investment Grade rating from a Nationally Recognized Statistical Rating Organization (“NRSRO”) with respect to the Convertible Notes. The Convertible Notes have a fixed interest rate of 5.25% per annum payable semi-annually on March 31 and September 30 of each year, commencing on September 30, 2022, subject to a step up of 0.75% per annum to the extent that the Convertible Notes are downgraded below Investment Grade by an NRSRO or the Convertible Notes no longer maintain a rating from an NRSRO. The Company will also be required to pay an additional interest rate of 2.0% per annum (x) on any overdue payment of interest and (y) during the continuance of an Event of Default. The Company intends to use the net proceeds from the offering of the Convertible Notes for general corporate purposes, which may include repaying outstanding indebtedness, making opportunistic investments and paying corporate expenses. In addition, on the occurrence of a Change in Control Repurchase Event or Delisting Event, the Company will generally be required to make an offer to purchase the outstanding Convertible Notes at a price equal to 100% of the principal amount of such Convertible Notes plus accrued and unpaid interest to the repurchase date.

On May 10, 2022, CBL, a direct, wholly owned, consolidated subsidiary of the Company, amended its existing senior secured revolving credit agreement (the “Amended KeyBank Credit Facility"), dated as of October 30, 2020 (and amended as of July 1, 2021) with the Investment Advisor as collateral manager, the lenders from time to time parties thereto (each a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. Under the Amended KeyBank Credit Facility, the Lender agreed to extend credit to CBL in an initial commitment equal to an aggregate principal amount of $75.0 million. CBL may borrow up to an additional $125.0 million through an incremental uncommitted accordion feature in accordance with the terms and in the manner described in the Amended KeyBank Credit Facility.

The period during which the Lender may make loans to CBL under the Amended KeyBank Credit Facility and will continue through May 12, 2025, unless there is an earlier termination or event of default (the “Commitment Termination Date”). The Amended KeyBank Credit Facility will mature on May 10, 2027, unless there is an earlier termination or event of default. Borrowings under the Amended KeyBank Credit Facility will bear interest at a floating forward-looking term rate equal to term SOFR plus an applicable margin of 2.90% until the Commitment Termination Date and 3.25% thereafter. The Company will also pay an unused commitment fee, depending on the level of utilization, at a rate of 1.00%, 0.65%, or 0.35% per annum on the unutilized portion of the aggregate commitments under the Amended KeyBank Credit Facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts subject to the requirements of the 1940 Act. For the three months ended March 31, 2022, we did not engage in hedging activities.

As of March 31, 2022, we held 28 securities bearing a variable rate of interest. Our variable rate investments represent approximately 75.7% of the fair value of our total debt investments. As of March 31, 2022, 100.0% of the variable rate securities were yielding interest at a rate equal to the established interest rate floor. As of March 31, 2022, we had nothing outstanding on our KeyBank Credit Facility, which has a variable rate of interest at one-month LIBOR + 3.5%. Our KeyBank Credit Facility is subject to an interest rate floor such that the minimum interest rate is 4.25%. As of March 31, 2022, all of our other interest paying liabilities, consisting of $22.8 million in 2022 Notes, $52.1 million in 2022 Convertible Notes and $50.0 million in 2026 Notes were bearing interest at a fixed rate.

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

Based on our March 31, 2022 consolidated statement of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$2,258	$—	$2,258
Up 200 basis points	1,374	—	1,374
Up 100 basis points	605	—	605
Down 100 basis points	(135)	—	(135)
Down 200 basis points	(135)	—	(135)
Down 300 basis points	(135)	—	(135)

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

As of March 31, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)
Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report on Form 10-K”), which could materially affect our business, financial condition and/or operating results. The risks described in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in the Annual Report on Form 10-K.

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

Date: May 12, 2022	By	/s/ Ted Goldthorpe
Ted Goldthorpe
Chief Executive Officer and President
(Principal Executive Officer)
Logan Ridge Finance Corporation

Date: May 12, 2022	By	/s/ Jason Roos
Jason Roos
Chief Financial Officer
(Principal Financial Officer)
Logan Ridge Finance Corporation