Form 10-Q
period 2022-06-30
Logan Ridge Finance Corp.
filed 2022-08-09
CIK 1571329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive office, telephone number, and state or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number
814-01022	Logan Ridge Finance Corporation 650 Madison Avenue, 23rd Floor New York, New York 10022 State of Incorporation: Maryland Telephone: (212) 891-2880	90-0945675

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	LRFC	NASDAQ Global Select Market

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

The number of shares of Logan Ridge Finance Corporation’s common stock, $0.01 par value, outstanding as of August 9, 2022 was 2,711,068.

PART I. FINANCIAL INFORMATION

Logan Ridge Finance Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of June 30,	As of December 31,
	2022	2021
	(unaudited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $148,331 and $151,543, respectively)	141,954	$129,991
Affiliate investments (amortized cost of $30,344 and $30,089, respectively)	30,271	61,359
Control investments (amortized cost of $8,850 and $8,850, respectively)	3,628	6,839
Total investments at fair value (amortized cost of $187,525 and $190,482, respectively)	175,853	198,189
Cash and cash equivalents	29,489	39,056
Interest and dividend receivable	1,024	929
Prepaid expenses	2,822	3,358
Receivable for unsettled trades	—	685
Other assets	2,951	—
Total assets	$212,139	$242,217
LIABILITIES
2022 Notes (net of deferred financing costs of zero and $46, respectively)	$—	$22,787
2022 Convertible Notes (net of deferred financing costs of zero and $167, respectively)	—	51,921
2026 Notes (net of deferred financing costs and original issue discount of $1,597 and $1,552, respectively)	48,403	48,448
2032 Convertible Notes (net of deferred financing costs and original issue discount of $1,175 and zero, respectively)	13,825	—
KeyBank Credit Facility (net of deferred financing costs of $1,468 and $353, respectively)	39,128	(353)
Management and incentive fees payable	973	1,065
Interest and financing fees payable	707	911
Payable for unsettled trades	7,493	9,265
Accounts payable and accrued expenses	473	1,144
Total liabilities	$111,002	$135,188
Commitments and contingencies (Note 2)
NET ASSETS
Common stock, par value $0.01, 100,000,000 common shares authorized, 2,711,068 and 2,711,068 common shares issued and outstanding, respectively	$27	$27
Additional paid in capital	188,846	188,846
Total distributable loss	(87,736)	(81,844)
Total net assets	$101,137	$107,029
Total liabilities and net assets	$212,139	$242,217
Net asset value per share	$37.31	$39.48

See accompanying notes to consolidated financial statements

Logan Ridge Finance Corporation

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
INVESTMENT INCOME
Interest income:
Non-control/non-affiliate investments	$2,713	$2,901	$5,655	$6,098
Affiliate investments	185	1,130	345	2,427
Control investments	98	98	193	196
Total interest and fee income	2,996	4,129	6,193	8,721
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	261	24	347	95
Affiliate investments	46	99	93	198
Total payment-in-kind interest and dividend income	307	123	440	293
Dividend income:
Non-control/non-affiliate investments	—	560	—	560
Affiliate investments	—	—	—	155
Total dividend income	—	560	—	715
Other income:
Non-control/non-affiliate investments	—	174	8	174
Affiliate investments	—	58	—	67
Total other income	—	232	8	241
Total investment income	3,303	5,044	6,641	9,970
EXPENSES
Interest and financing expenses	2,131	2,728	4,319	5,765
Base management fee	973	1,272	2,001	2,670
Directors expense	120	103	223	206
Administrative service fees	131	350	251	700
General and administrative expenses	877	557	1,826	1,378
Total expenses	4,232	5,010	8,620	10,719
NET INVESTMENT (LOSS) INCOME	(929)	34	(1,979)	(749)
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on investments:
Non-control/non-affiliate investments	15,503	4,732	15,466	(9,291)
Affiliate investments	—	2,215	—	2,215
Net realized gain (loss) on investments	15,503	6,947	15,466	(7,076)
Net change in unrealized (depreciation) appreciation on investments:
Non-control/non-affiliate investments	(16,495)	(12,774)	(17,645)	10,438
Affiliate investments	174	60	1,477	4,032
Control investments	(3,287)	(1,006)	(3,211)	(1,030)
Net change in unrealized (depreciation) appreciation on investments	(19,608)	(13,720)	(19,379)	13,440
Total net realized and change in unrealized (loss) gain on investments	(4,105)	(6,773)	(3,913)	6,364
Net realized loss on extinguishment of debt	—	(815)	—	(815)
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(5,034)	$(7,554)	$(5,892)	$4,800
NET (DECREASE) INCREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC & DILUTED (SEE NOTE 10)	$(1.86)	$(2.79)	$(2.17)	$1.77
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – BASIC & DILUTED (SEE NOTE 10)	2,711,068	2,711,068	2,711,068	2,711,068
DISTRIBUTIONS PAID PER SHARE	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

Logan Ridge Finance Corporation

Consolidated Statements of Changes in Net Assets

(in thousands, except share data)

(unaudited)

	Common Stock		Additional	Total
	Number of		Paid in	Distributable
For the Three Months Ended June 30, 2022 and 2021	Shares	Par Value	Capital (1)	Loss	Total
BALANCE, March 31, 2022	2,711,068	$27	$188,846	$(82,702)	$106,171
Net investment loss	—	—	—	(929)	(929)
Net realized gain on investments	—	—	—	15,503	15,503
Net change in unrealized depreciation on investments	—	—	—	(19,608)	(19,608)
BALANCE, June 30, 2022	2,711,068	$27	$188,846	$(87,736)	$101,137

BALANCE, March 31, 2021	2,711,068	$27	$229,481	$(108,207)	$121,301
Net investment income	—	—	—	34	34
Net realized gain on investments	—	—	—	6,947	6,947
Net change in unrealized depreciation on investments	—	—	—	(13,720)	(13,720)
Net realized loss on extinguishment of debt	—	—	—	(815)	(815)
BALANCE, June 30, 2021	2,711,068	$27	$229,481	$(115,761)	$113,747

	Common Stock		Additional	Total
	Number of		Paid in	Distributable
For the Six Months Ended June 30, 2022 and 2021	Shares	Par Value	Capital (1)	Loss	Total
BALANCE, December 31, 2021	2,711,068	$27	$188,846	$(81,844)	$107,029
Net investment loss	—	—	—	(1,979)	(1,979)
Net realized gain on investments	—	—	—	15,466	15,466
Net change in unrealized depreciation on investments	—	—	—	(19,379)	(19,379)
BALANCE, June 30, 2022	2,711,068	$27	$188,846	$(87,736)	$101,137

BALANCE, December 31, 2020	2,711,068	$27	$229,481	$(120,561)	$108,947
Net investment loss	—	—	—	(749)	(749)
Net realized loss on investments	—	—	—	(7,076)	(7,076)
Net change in unrealized appreciation on investments	—	—	—	13,440	13,440
Net realized loss on extinguishment of debt	—	—	—	(815)	(815)
BALANCE, June 30, 2021	2,711,068	$27	$229,481	$(115,761)	$113,747

See accompanying notes to consolidated financial statements.

Logan Ridge Finance Corporation

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(5,892)	$4,800
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(47,075)	(10,000)
Repayments and sales of investments	66,669	63,444
Net realized (gain) loss on investments	(15,466)	7,076
Net change in unrealized depreciation (appreciation) on investments	19,379	(13,440)
Net realized loss on extinguishment of debt	—	815
Payment-in-kind interest and dividends	(440)	(293)
Accretion of original issue discount on investments	(731)	(143)
Amortization of deferred financing fees and original issue discount	527	765
Changes in assets and liabilities:
Interest and dividend receivable	(95)	1,185
Prepaid expenses	536	448
Receivable for unsettled trades	685	(7,234)
Other assets	(2,951)	—
Management and incentive fees payable	(92)	(3,772)
Interest and financing fees payable	(204)	(910)
Payable for unsettled trades	(1,772)	—
Accounts payable and accrued expenses	(671)	(20)
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,407	42,721
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of SBA-guaranteed debentures	—	(91,000)
Prepayment penalty on SBA-guaranteed debentures	—	(519)
Proceeds from issuance of 2032 Convertible Notes	13,950	—
Repayment of 2022 Notes	(22,833)	—
Repayment of 2022 Convertible Notes	(52,088)	—
Borrowings under KeyBank Credit Facility	49,096	25,000
Repaymants under KeyBank Credit Facility	(8,500)	—
Deferred financing fees paid	(1,599)	—
NET CASH USED IN FINANCING ACTIVITIES	(21,974)	(66,519)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,567)	(23,798)
CASH AND CASH EQUIVALENTS, beginning of period	39,056	49,942
CASH AND CASH EQUIVALENTS, end of period	$29,489	$26,144
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3,613	$5,724

See accompanying notes to consolidated financial statements.

Logan Ridge Finance Corporation

Consolidated Schedule of Investments

(in thousands, except for units/shares)

June 30, 2022

(unaudited)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies - 140.4%
First Lien/Senior Secured Debt - 86.7%
Accordion Partners LLC	Industrials	7.68%	L + 5.50%	1.00%	09/24/2027	$8,931	$6,629	$6,698	(12)(26)
Accordion Partners LLC (Revolver)	Industrials	7.26%	L + 5.50%	1.00%	09/30/2026	5,000	2,686	2,732	(13)(26)
Accurate Background, LLC	Information Technology	7.00%	L + 6.00%	1.00%	03/26/2027	2,977	2,742	2,895	(26)
Alternative Biomedical Solutions, LLC	Healthcare	8.00%	—	—	12/18/2022	6,941	6,941	6,408
American Academy Holdings, LLC	Healthcare	13.08%	L + 4.75%, 6.25% PIK%	1.00%	03/26/2027	2,451	2,428	2,405	(26)
American Clinical Solutions, LLC	Healthcare	7.00%	—	—	12/31/2022	3,500	3,500	3,352
AP Core Holdings II, LLC	Information Technology	7.17%	L + 5.50%	0.75%	07/21/2027	1,203	1,188	1,144	(26)
AP Core Holdings II, LLC	Information Technology	7.17%	L + 5.50%	0.75%	07/21/2027	1,250	1,234	1,182	(26)
BigMouth, Inc.	Consumer Products	—	—	—	11/15/2022	998	174	218	(7)(25)
Bradshaw International, Inc.	Consumer Discretionary	7.44%	L + 5.75%	1.00%	10/21/2027	503	492	483	(26)
Bradshaw International, Inc. (Revolver)	Consumer Discretionary	6.94%	L + 5.75%	1.00%	10/21/2026	922	133	117	(14)
Critical Nurse Staffing, LLC	Healthcare	7.31%	L + 6.00%	1.00%	10/30/2026	7,957	5,788	5,789	(15)(26)
Critical Nurse Staffing, LLC (Revolver)	Healthcare	—	L + 6.00%	1.00%	10/30/2026	—	(15)	(13)	(16)(26)
Dodge Data & Analytics LLC	Information Technology	7.58%	SOFR + 4.75%	1.00%	02/12/2029	1,500	1,478	1,458	(26)
Epic Staffing Group	Industrials	7.49%	SOFR + 6.00%	—	06/28/2029	5,000	3,828	3,828	(17)(26)
Florida Food Products, LLC	Consumer Staples	7.26%	SOFR + 5.00%	0.75%	10/06/2029	1,995	1,875	1,959
HUMC Opco, LLC	Healthcare	9.00%	—	—	12/31/2022	4,422	4,422	4,283	(26)
JO ET Holdings Limited	Information Technology	14.60%	SOFR+6.00%, 7.00% PIK	1.00%	12/15/2026	1,031	1,013	1,001	(26)
Jurassic Quest Holdings, LLC	Entertainment	9.50%	L + 7.50%	2.00%	05/01/2026	8,105	8,105	8,011	(26)
Keg Logistics LLC	Consumer Discretionary	7.00%	SOFR + 6.00%	1.00%	11/23/2027	7,497	7,396	7,299	(26)
Keg Logistics LLC (Revolver)	Consumer Discretionary	7.64%	L + 6.00%	1.00%	11/23/2027	872	163	151	(18)(26)
Lucky Bucks, LLC	Consumer Discretionary	6.25%	SOFR + 5.50%	0.75%	07/21/2027	2,924	2,874	2,749	(26)
Marble Point Credit Management LLC	Financials	8.06%	L + 6.00%	1.00%	08/11/2028	5,653	5,517	5,525
Marble Point Credit Management LLC (Revolver)	Financials	—	L + 6.00%	1.00%	08/11/2028	—	(22)	(56)	(24)(26)
Material Handling Systems, Inc.	Industrials	6.90%	SOFR + 5.50%	1.00%	06/08/2029	2,000	1,790	1,790	(26)
Premier Imaging, LLC	Healthcare	7.41%	L + 5.75%	1.00%	12/29/2028	3,987	2,574	2,567	(20)(26)
Sequoia Healthcare Management, LLC	Healthcare Management	—	—	—	08/21/2023	11,935	11,932	6,167	(7)
Symplr Software, Inc.	Healthcare	6.65%	SOFR + 4.50%	0.75%	12/22/2027	1,696	1,692	1,611	(26)
Wealth Enhancement Group, LLC	Financials	7.64%	SOFR + 6.00%	1.00%	10/02/2027	6,991	5,808	5,745	(21)(26)
Wealth Enhancement Group, LLC (Revolver)	Financials	7.00%	L + 6.00%	1.00%	10/02/2027	294	145	140	(22)
Total First Lien/Senior Secured Debt							94,510	87,638
Second Lien/Senior Secured Debt - 07.3%
American Academy Holdings, LLC	Healthcare	14.50% PIK	—	—	03/01/2028	3,336	3,240	2,806	(26)
BLST Operating Company, LLC	Online Merchandise Retailer	10.00%	L + 8.50%	1.50%	08/28/2025	1,780	1,780	1,776	(8)(26)
Ivanti Software, Inc.	Information Technology	8.85%	L + 7.25%	0.50%	12/01/2028	3,000	2,986	2,755
Total Second Lien/Senior Secured Debt							8,006	7,337
Subordinated Debt - 26.0%
Eastport Holdings, LLC	Business Services	10.80%	SOFR + 8.50%	1.00%	09/29/2027	19,250	19,250	19,250
Lucky Bucks, LLC	Consumer Discretionary	12.50% PIK	—	—	05/29/2028	2,126	2,089	1,945
Tubular Textile Machinery, Inc.	Textile Equipment Manufacturer	5.00%	—	—	10/29/2027	5,094	5,094	5,055
Total Subordinated Debt							26,433	26,250
Collateralized Loan Obligations - 6.2%
JMP Credit Advisors CLO IV Ltd.	Financials	21.46%	—	—	07/17/2029	7,891	2,646	2,646	(19)(28)
JMP Credit Advisors CLO V Ltd.	Financials	10.48%	—	—	07/17/2030	7,320	4,514	3,650	(19)(28)
Total Collateralized Loan Obligations							7,160	6,296
Preferred Stock and Units - 3.0%
Alternative Biomedical Solutions, LLC - Series A	Healthcare	—	—	—	—	14,949	1,276	434
Alternative Biomedical Solutions, LLC - Series B	Healthcare	—	—	—	—	51,984	3,947	—
Alternative Biomedical Solutions, LLC - Series C	Healthcare	—	—	—	—	78,900	—	—
American Academy Holdings, LLC	Healthcare					102,261	—	108	(6)
Jurassic Quest Holdings, LLC	Entertainment	—	—	—	—	467,784	480	527	(6)
MicroHoldco, LLC	General Industrial	—	—	—	—	740,237	749	631	(11)
Taylor Precision Products, Inc. - Series C	Household Product Manufacturer	—	—	—	—	379	758	758
U.S. BioTek Laboratories, LLC - Class A	Testing Laboratories	—	—	—	—	500	540	623
Total Preferred Stock and Units		—	—	—	—		7,750	3,081
Common Stock and Membership Units - 11.2%		—	—	—	—
Alternative Biomedical Solutions, LLC	Healthcare	—	—	—	—	20,092	800	—
Alternative Biomedical Solutions, LLC - Membership Unit Warrants	Healthcare	—	—	—	—	49,295	—	—
American Academy Holdings, LLC	Healthcare	—	—	—	—	0.05	—	164	(6)
American Clinical Solutions, LLC - Class A	Healthcare	—	—	—	—	6,030,384	3,198	3,648	(6)
BLST Operating Company, LLC - Class A	Online Merchandise Retailer	—	—	—	—	217,013	286	4,218	(6)
Burke America Parts Group, LLC	Home Repair Parts Manufacturer	—	—	—	—	14	5	2,770	(6)
Freedom Electronics, LLC	Electronic Machine Repair	—	—	—	—	181,818	182	222
U.S. BioTek Laboratories, LLC - Class C	Testing Laboratories	—	—	—	—	578	1	330
Total Common Stock and Membership Units							4,472	11,352
Total Investments in Non-Control, Non-Affiliate Portfolio Companies							148,331	141,954

See accompanying notes to consolidated financial statements.

Logan Ridge Finance Corporation

Consolidated Schedule of Investments - Continued

(in thousands, excepts for units/shares)

June 30, 2022

(unaudited)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Affiliated Portfolio Companies - 29.9%^
First Lien/Senior Secured Debt - 6.1%
MMI Holdings, LLC	Medical Device Distributor	12.00%	—	—	04/01/2022	2,600	2,600	2,600
RAM Payment, LLC (First Out)	Financial Services	6.50%	L + 5.00%	1.50%	01/04/2024	969	969	969	(26)
RAM Payment, LLC (Last Out)	Financial Services	9.83%	—	—	01/04/2024	2,627	2,627	2,625	(10)(26)
Total First Lien/Senior Secured Debt							6,196	6,194
Second Lien/Senior Secured Debt - 00.9%
MMI Holdings, LLC	Medical Device Distributor	6.00%	—	—	04/01/2022	400	388	400
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	15.00%	—	—	09/11/2023	3	4	3	(9)
V12 Holdings, Inc.	Data Processing & Digital Marketing	—	—	—	—	509	490	509	(11)
Total Second Lien/Senior Secured Debt							882	912
Preferred Stock and Units - 10.9%
GA Communications, Inc. - Series A-1	Advertising & Marketing Services	—	—	—	—	1,998	3,477	4,480
GreenPark Infrastructure, LLC - Series A	Industrials	—	—	—	—	400	200	200	(6)
LJS Partners, LLC	QSR Franchisor	—	—	—	—	202,336	437	904
MMI Holdings, LLC	Medical Device Distributor	8.00% PIK	—	—	—	1,000	1,845	1,898	(27)
RAM Payment, LLC	Financial Services	6.00% PIK	—	—	—	86,000	1,100	3,580	(27)
Total Preferred Stock and Units							7,059	11,062
Common Stock and Membership Units - 12.0%
Burgaflex Holdings, LLC - Class A	Automobile Part Manufacturer	—	—	—	—	1,253,198	1,504	1,873
Burgaflex Holdings, LLC - Class B	Automobile Part Manufacturer	—	—	—	—	1,085,073	362	3,014
GA Communications, Inc. - Series B-1	Advertising & Marketing Services	—	—	—	—	200,000	2	—
GreenPark Infrastructure, LLC - Series M-1	Industrials	—	—	—	—	200	69	69	(6)(23)
LJS Partners, LLC	QSR Franchisor	—	—	—	—	2,593,234	1,224	6,794
MMI Holdings, LLC	Medical Device Distributor	—	—	—	—	45	—	63
Nth Degree Investment Group, LLC	Business Services	—	—	—	—	6,088,000	6,088	—
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	—	—	—	—	15,068,000	6,958	290
Total Common Stock and Membership Units							16,207	12,103
Total Investments in Affiliated Portfolio Companies^							30,344	30,271
Investments in Controlled Portfolio Companies - 3.6%^^
First Lien/Senior Secured Debt - 3.6%
Vology, Inc.	Information Technology	10.50%	L + 8.50%	2.00%	03/31/2022	3,635	3,635	3,628
Total First Lien/Senior Secured Debt							3,635	3,628
Preferred Stock and Units - 0.0%
Vology, Inc. - Class A	Information Technology	—	—	—	—	9,041,810	5,215	—
Total Preferred Stock and Units							5,215	—
Common Stock and Membership Units - 00.0%
Vology, Inc - Class S						5,363,982	—	—
Total Common Stock and Membership Units							—	—
Total Investments in Controlled Portfolio Companies^^							8,850	3,628
Total Investments - 173.9%							$187,525	$175,853

^ As defined in the Investment Company Act of 1940, as amended (the "1940 Act"), the investment is deemed to be an "affiliated person" of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company's outstanding voting securities.

^^ As defined in the 1940 Act, the investment is deemed to be a "controlled affiliated person" of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

(+) Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to either LIBOR ("L"), SOFR or alternate base rate (commonly known as the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 6 month, 3 month, or 1 month L rates. SOFR loans are typically indexed to 6 month, 3 month, or 1 month SOFR rates. As of June 30, 2022, rates for the 6 month, 3 month, and 1 month L are 2.94%, 2.29%, and 1.79%, respectively. As of June 30, 2022, rates for the 6 month, 3 month and 1 month SOFR are 2.63%, 2.12% and 1.69%, respectively. As of June 30, 2022, P was 4.75%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2022.

(++) Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.

(1)
All investments valued using unobservable inputs (Level 3), unless otherwise noted.
(2)
All investments valued by Logan Ridge Finance Corporation's (the "Company") board of directors.
(3)
All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.
(4)
Percentages are based on net assets as of June 30, 2022.
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
(13)
The investment has a $2.3 million unfunded commitment.
(14)
The investment has a $0.8 million unfunded commitment.
(15)
The investment has a $2.1 million unfunded commitment.
(16)
The investment has a $1.0 million unfunded commitment.

See accompanying notes to consolidated financial statements.

Logan Ridge Finance Corporation

Consolidated Schedule of Investments - Continued

(in thousands, excepts for units/shares)

June 30, 2022

(unaudited)

(17)
The investment has a $0.9 million unfunded commitment.
(18)
The investment has a $0.7 million unfunded commitment.
(19)
Collateralized loan obligations ("CLO" or "CLO's") are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively.
(20)
The investment has a $1.4 million unfunded commitment.
(21)
The investment has a $1.2 million unfunded commitment.
(22)
The investment has a $0.3 million unfunded commitment.
(23)
The investment has a $0.7 million unfunded commitment.
(24)
The investment has a $2.5 million unfunded commitment.
(25)
The Company is in liquidation. The fair value represents Management’s estimate of future expected proceeds on the term loan, which Management believes approximates the exit price. The Company received a cash payment of $0.5 million during the fourth quarter of 2021, which reduced the cost basis of the term loan. Additionally, during the second quarter of 2022, the Company received a cash payment of $0.6 million, which further reduced the cost basis of the term loan.
(26)
All or a portion of this security is pledged as collateral under the KeyBank Credit Facility and held through the Company's wholly-owned subsidiary Capitala Business Lending, LLC.
(27)
The equity investment is income producing, based on rate disclosed.
(28)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2022, qualifying assets represent 97.0% of the Company’s total assets and non-qualifying assets represent 3.0% of the Company’s total assets.

See accompanying notes to consolidated financial statements.

Logan Ridge Finance Corporation

Consolidated Schedule of Investments

(in thousands, except for units/shares)

December 31, 2021

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies - 121.5%
First Lien/Senior Secured Debt - 82.5%
Accordion Partners LLC	Industrials	6.50%	L + 5.50%	1.00%	09/24/2027	$13,965	$13,736	$13,719	(12)
Accordion Partners LLC (Revolver)	Industrials	—	L + 5.50%	1.00%	09/30/2026	—	(71)	(68)	(13)
Accurate Background, LLC	Information Technology	7.00%	L + 6.00%	1.00%	03/26/2027	2,999	2,740	2,760
Alternative Biomedical Solutions, LLC	Healthcare	8.00%	—	—	12/18/2022	7,119	7,119	6,824
American Clinical Solutions, LLC	Healthcare	7.00%	—	—	12/31/2022	3,500	3,500	3,468
AP Core Holdings II, LLC	Information Technology	6.25%	L + 5.50%	0.75%	07/21/2027	1,234	1,217	1,236
AP Core Holdings II, LLC	Information Technology	6.25%	L + 5.50%	0.75%	07/21/2027	1,250	1,232	1,254
BigMouth, Inc.	Consumer Products	—	—	—	11/14/2021	1,513	758	623	(7)(25)
Bradshaw International, Inc.	Consumer Discretionary	6.75%	L + 5.75%	1.00%	10/21/2027	506	493	493
Bradshaw International, Inc. (Revolver)	Consumer Discretionary	6.75%	L + 5.75%	1.00%	10/21/2026	200	177	177	(14)
Critical Nurse Staffing, LLC	Healthcare	7.00%	L + 6.00%	1.00%	10/30/2026	5,923	5,806	5,805	(15)
Critical Nurse Staffing, LLC (Revolver)	Healthcare	—	L + 6.00%	1.00%	10/30/2026	—	(17)	(17)	(16)
Freedom Electronics, LLC (First Out)	Electronic Machine Repair	7.00%	L + 5.00%	2.00%	12/20/2023	2,588	2,588	2,588	(26)
Freedom Electronics, LLC (Last Out)	Electronic Machine Repair	8.67%	—	—	12/20/2023	5,647	5,647	5,647	(10)(26)
HUMC Opco, LLC	Healthcare	9.00%	—	—	01/14/2022	4,673	4,673	4,619	(26)
J5 Infrastructure Partners, LLC (Revolver)	Wireless Deployment Services	—	L + 6.50%	1.80%	12/20/2024	—	—	—	(17)
JO ET Holdings Limited	Information Technology	14.00%	L + 6.00%, 7.00 PIK	1.00%	12/15/2026	1,000	980	980
Jurassic Quest Holdings, LLC	Entertainment	9.50%	L + 7.50%	2.00%	05/01/2024	8,355	8,355	8,397	(26)
Keg Logistics LLC	Consumer Discretionary	7.00%	L + 6.00%	1.00%	11/23/2027	7,535	7,424	7,422
Keg Logistics LLC (Revolver)	Consumer Discretionary	7.00%	L + 6.00%	1.00%	11/23/2027	—	(13)	(13)	(18)
Lucky Bucks, LLC	Consumer Discretionary	6.25%	L + 5.50%	0.75%	07/21/2027	3,000	2,944	2,939
Marble Point Credit Management LLC	Financials	7.00%	L + 6.00%	1.00%	08/11/2028	5,801	5,651	5,656
Marble Point Credit Management LLC (Revolver)	Financials	7.00%	L + 6.00%	1.00%	08/11/2028	—	(24)	(62)	(19)
Premier Imaging, LLC	Healthcare	7.00%	L + 6.00%	1.00%	12/29/2028	2,063	2,023	2,023	(20)
Rotolo Consultants, Inc.	Industrials	9.00%	L + 8.00%	1.00%	12/21/2026	1,000	990	990
Sequoia Healthcare Management, LLC	Healthcare Management	12.80%	—	—	01/14/2022	11,935	11,935	7,002	(7)
Wealth Enhancement Group, LLC	Financials	6.75%	L + 5.75%	1.00%	10/02/2027	3,725	3,699	3,686	(21)
Wealth Enhancement Group, LLC (Revolver)	Financials	6.75%	L + 5.75%	1.00%	10/02/2027	168	166	164	(22)
Total First Lien/Senior Secured Debt							93,728	88,312
Second Lien/Senior Secured Debt - 11.9%
BLST Operating Company, LLC	Online Merchandise Retailer	10.00%	L + 8.50%	1.50%	08/28/2025	1,780	1,780	1,780	(8)(26)
Ivanti Software, Inc.	Information Technology	7.75%	L + 7.25%	0.50%	12/01/2028	7,000	6,965	7,018	(26)
Mandolin Technology Intermediate Holdings, Inc.	Information Technology	7.00%	L + 6.50%	0.50%	07/23/2029	4,000	3,971	3,980
Total Second Lien/Senior Secured Debt							12,716	12,778
Subordinated Debt - 4.7%
Tubular Textile Machinery, Inc.	Textile Equipment Manufacturer	5.00%	—	—	10/29/2027	5,050	5,050	5,050
Total Subordinated Debt							5,050	5,050
Preferred Stock and Units - 2.5%
Alternative Biomedical Solutions, LLC - Series A	Healthcare	—	—	—	—	13,811	1,275	542
Alternative Biomedical Solutions, LLC - Series B	Healthcare	—	—	—	—	48,025	3,943	—
Alternative Biomedical Solutions, LLC - Series C	Healthcare	—	—	—	—	78,900	—	—
Jurassic Quest Holdings, LLC	Entertainment	—	—	—	—	467,784	480	497	(6)
MicroHoldco, LLC	General Industrial	—	—	—	—	740,237	749	645	(11)
Taylor Precision Products, Inc. - Series C	Household Product Manufacturer	—	—	—	—	379	758	287
U.S. BioTek Laboratories, LLC - Class A	Testing Laboratories	—	—	—	—	500	540	609
U.S. BioTek Laboratories, LLC - Class D	Testing Laboratories	—	—	—	—	78	78	101
Total Preferred Stock and Units		—	—	—	—		7,823	2,681
Common Stock and Membership Units - 19.8%		—	—	—	—
Alternative Biomedical Solutions, LLC	Healthcare	—	—	—	—	20,092	800	—
Alternative Biomedical Solutions, LLC - Membership Unit Warrants	Healthcare	—	—	—	—	49,295	—	—
American Clinical Solutions, LLC - Class A	Healthcare	—	—	—	—	6,030,384	3,198	5,587	(6)
BLST Operating Company, LLC - Class A	Online Merchandise Retailer	—	—	—	—	217,013	286	4,171	(6)
Burke America Parts Group, LLC	Home Repair Parts Manufacturer	—	—	—	—	14	5	3,062	(6)
Freedom Electronics, LLC	Electronic Machine Repair	—	—	—	—	181,818	182	230
JMP CLO IV Ltd.	Financials	17.72%	—	—	07/17/2029	7,891	3,592	3,474	(24)(27)
JMP CLO V Ltd.	Financials	20.89%	—	—	07/17/2030	7,320	4,448	4,243	(24)(27)
U.S. BioTek Laboratories, LLC - Class C	Testing Laboratories	—	—	—	—	578	1	403
Total Common Stock and Membership Units							12,512	21,170
Total Investments in Non-Control, Non-Affiliate Portfolio Companies							131,829	129,991

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

^ As defined in the 1940 Act, the investment is deemed to be an "affiliated person" of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company's outstanding voting securities.

^^ As defined in the 1940 Act, the investment is deemed to be a "controlled affiliated person" of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

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

June 30, 2022

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III, and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III, and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their small business investment company ("SBIC") licenses, continued to hold their existing investments at the time of the IPO and have continued to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share, resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (the “SBA-guaranteed debentures”) and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. As of June 30, 2022, there were no SBA-guaranteed debentures outstanding.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

The Company’s financial statements as of June 30, 2022 and December 31, 2021 and for the periods ended June 30, 2022 and 2021 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

Commitments and Contingencies

As of June 30, 2022, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $4.5 million to Accordion Partners LLC, $0.8 million to Bradshaw International, Inc., $3.1 million to Critical Nurse Staffing, LLC, $0.9 million to Epic Staffing Group, $0.7 million to GreenPark Infrastructure, LLC, $0.7 million to Keg Logistics LLC, $2.5 million to Marble Point Credit Management LLC, $1.4 million to Premiere Imaging, LLC, and $1.5 million to Wealth Enhancement Group, LLC. As of December 31, 2021, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $9.0 million to Accordion Partners LLC, $0.7 million to Bradshaw International, Inc., $3.1 million to Critical Nursing Staffing, LLC, $3.5 million to J5 Infrastructure Partners, LLC, $0.9 million to Keg Logistics LLC, $2.5 million to Marble Point Credit Management LLC, $1.9 million to Premiere Imaging, LLC, and $3.5 million to Wealth Enhancement Group, LLC.

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

In management’s opinion, no direct losses with respect to litigation contingencies were probable as of June 30, 2022 and December 31, 2021. Management is of the opinion that the ultimate resolution of such claims, if any, will not materially affect the Company’s business, financial position, results of operations, or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to litigation contingencies.

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

The tax years ended December 31, 2020, 2019, 2018 and 2017 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three and six months ended June 30, 2022 and 2021. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

For U.S. federal income tax purposes, as of June 30, 2022, the aggregate net unrealized depreciation for all securities was $16.3 million. As of June 30, 2022, gross unrealized appreciation was $25.3 million and gross unrealized depreciation was $41.6 million. The aggregate cost of securities for U.S. federal income tax purposes was $192.3 million as of June 30, 2022. For U.S. federal income tax purposes, as of December 31, 2021, the aggregate net unrealized appreciation for all securities was $3.6 million. As of December 31, 2021, gross unrealized appreciation was $38.6 million and gross unrealized depreciation was $35.0 million. The aggregate cost of securities for U.S. federal income tax purposes was $194.6 million as of December 31, 2021.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of both June 30, 2022 and December 31, 2021, the Company recorded a net deferred tax asset of zero. For both the three and six months ended June 30, 2022 and 2021, the Company recorded a tax provision of zero. As of June 30, 2022 and December 31, 2021, the valuation allowance on the Company’s deferred tax asset was $2.9 million and $2.5 million, respectively. During both the three and six months ended June 30, 2022, the Company recognized an increase in the valuation allowance of $0.4 million, respectively. During the three and six months ended June 30, 2021, the Company recognized a decrease in the valuation allowance of $(0.4) million and $(1.4) million, respectively.

In accordance with certain applicable U.S. Treasury regulations and guidance issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive its entire distribution in either cash or stock of the RIC, subject to a limitation

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of June 30, 2022 and December 31, 2021, there were no uncertain tax positions.

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

Note 3. Recent Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board issued Accounting Standards Update 2022-03, Fair Value Measurement (Topic 820) – Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (ASU 2022-03). The accounting standard update clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions and measured at fair value in accordance with Topic 820. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact that adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

Note 4. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market and traditional middle-market companies. As of June 30, 2022, our portfolio consisted of investments in 44 portfolio companies with a fair value of approximately $175.9 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of June 30, 2022, 2.7% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2021, 8.5% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the three months ended June 30, 2022, we made approximately $30.7 million of investments and had approximately $58.3 million in repayments and sales, resulting in net repayments and sales of approximately $27.6 million for the period. During the three months ended June 30, 2021, the Company made $10.0 million of investments and had approximately $33.5 million in repayments and sales, resulting in net repayments and sales of approximately $23.5 million for the period.

During the six months ended June 30, 2022, we made approximately $47.1 million of investments and had approximately $66.7 million in repayments and sales, resulting in net repayments and sales of approximately $19.6 million for the period. During the six months ended June 30, 2021, the Company made $10.0 million of investments and had approximately $63.4 million in repayments and sales, resulting in net repayments and sales of approximately $53.4 million for the period.

As of June 30, 2022, the Company’s Board approved the fair value of the Company’s investment portfolio of approximately $175.9 million in good faith in accordance with the Company’s valuation procedures. The Company’s Board approved the fair value of the Company’s investment portfolio as of June 30, 2022 with input from a third-party valuation firm and the Investment Advisor based on information known or knowable as of the valuation date, including trailing and forward looking data.

The composition of our investments as of June 30, 2022, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$104,341	55.7%	$97,460	55.4%
Second Lien Debt	8,888	4.7%	8,249	4.7%
Subordinated Debt	26,433	14.1%	26,250	14.9%
Collateralized Loan Obligations	7,160	3.8%	6,296	3.6%
Equity	40,703	21.7%	37,598	21.4%
Total	$187,525	100.0%	$175,853	100.0%

The composition of our investments as of December 31, 2021, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$103,667	54.4%	$98,251	49.6%
Second Lien Debt	30,048	15.8%	30,190	15.2%
Subordinated Debt	5,050	2.6%	5,050	2.6%
Equity	51,717	27.2%	64,698	32.6%
Total	$190,482	100.0%	$198,189	100.0%

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

The following table presents the fair value measurements of investments, by major class, as of June 30, 2022, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$97,460	$97,460
Second Lien Debt	—	—	8,249	8,249
Subordinated Debt	—	—	26,250	26,250
Collateralized Loan Obligations	—	—	6,296	6,296
Equity	—	—	37,598	37,598
Total	$—	$—	$175,853	$175,853

The following table presents fair value measurements of investments, by major class, as of December 31, 2021, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$98,251	$98,251
Second Lien Debt	—	—	30,190	30,190
Subordinated Debt	—	—	5,050	5,050
Equity	—	—	64,698	64,698
Total	$—	$—	$198,189	$198,189

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2022 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Collateralized Loan Obligations	Equity	Total
Balance as of January 1, 2022	$98,251	$30,190	$5,050	$7,717	$56,981	$198,189
Repayments/sales	(21,991)	(24,429)	—	(522)	(19,727)	(66,669)
Purchases	22,448	3,086	21,272	—	269	47,075
Payment-in-kind interest and dividends accrued	79	155	108	—	98	440
Accretion of original issue discount	117	28	3	583	—	731
Net realized gain (loss) on investments	21	(1)	—	(940)	16,386	15,466
Net unrealized (depreciation) appreciation on investments	(1,465)	(780)	(183)	(542)	(16,409)	(19,379)
Balance as of June 30, 2022	$97,460	$8,249	$26,250	$6,296	$37,598	$175,853

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2021 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity	Total
Balance as of January 1, 2021	$167,418	$39,209	$—	$67,572	$274,199
Repayments/sales	(54,357)	(450)	—	(8,637)	(63,444)
Purchases	10,000	—	—	—	10,000
Payment-in-kind interest and dividends accrued	204	—	—	89	293
Accretion of original issue discount	45	98	—	—	143
Net realized (loss) gain on investments	(12,024)	—	—	4,948	(7,076)
Net unrealized appreciation (depreciation) on investments	4,249	(85)	—	8,555	12,719
Balance as of June 30, 2021	$115,535	$38,772	$—	$72,527	$226,834

The net change in unrealized appreciation on investments held was $6.2 million and $5.2 million for the six months ended June 30, 2022 and 2021, respectively, and is included in net change in unrealized appreciation on investments on the consolidated statements of operations.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of June 30, 2022 were as follows:

	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (2)
First lien debt	$3.9	Market	Broker/Dealer Quote	N/A
First lien debt	87.2	Income	Required Rate of Return	5.9% – 16.2% (10.0%)
First lien debt	6.4	Enterprise Market Value and Asset(1)	Revenue Multiple	0.3x
Second lien debt	4.5	Market	Broker/Dealer Quote	N/A
Second lien debt	3.3	Income and Asset(1)	Required Rate of Return	1.7% – 17.7% (15.2%)
Second lien debt	0.4	Enterprise Market Value	Revenue Multiple	4.7x
Subordinated debt	26.3	Income	Required Rate of Return	5.4% – 14.6% (7.3%)
Collateralized loan obligations	6.3	Income	Discount Margin	20.3% – 23.2% (22.0%)
Equity	37.2	Enterprise Market Value and Asset(1)	EBITDA Multiple	2.0x – 16.0x (6.3x)
Equity	0.4	Enterprise Market Value	Revenue Multiple	0.3x – 0.6x (0.6x)
	$175.9
(1)
$0.2 million of first lien debt, less than $0.5 million of second lien debt and $0.8 million of equity and warrants were valued using the asset approach.
(2)
The weighted averages disclosed in the table above were weighted by their relative fair value.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2021 were as follows:

	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range (Weighted Average) (2)
First lien debt	$2.5	Market	Broker/Dealer Quote	N/A
First lien debt	88.1	Income	Required Rate of Return	6.2% – 14.6% (7.4%)
First lien debt	7.6	Enterprise Market Value and Asset(1)	Revenue Multiple	0.3x
Second lien debt	29.8	Income and Asset(1)	Required Rate of Return	1.2% – 11.5% (9.7%)
Second lien debt	0.4	Enterprise Market Value	Revenue Multiple	4.7x
Subordinated debt	5.1	Income	Required Rate of Return	5.0%
Equity	53.2	Enterprise Market Value and Asset(1)	EBITDA Multiple	1.9x – 10.0x (6.4x)
Equity	3.7	Enterprise Market Value and Asset(1)	Revenue Multiple	0.4x – 0.7x (0.4x)
Equity	7.7	Income	Required Rate of Return	17.4% – 20.4% (19.1%)
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

June 30, 2022

(Unaudited)

Note 5. Transactions With Affiliated Companies

During the six months ended June 30, 2022, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2021 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	June 30, 2022 Fair Value
Affiliate investments (6)
Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)	$—	$—	$1,528	$—	$—	$—	$1,486	$3,014
Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)	—	—	1,193	—	—	—	680	1,873
			—	2,721	—	—	—	2,166	4,887
GA Communications, Inc.	Series A-1 Preferred Stock (1,998 shares)	—	—	4,394	—	—	—	86	4,480
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)	—	—	185	—	—	—	(185)	—
			—	4,579	—	—	—	(99)	4,480
GreenPark Infrastructure, LLC	Series A (400 Units)	—	—	—	200	—	—	—	200
GreenPark Infrastructure, LLC	Series M-1 (200 Units)	—	—	—	69	—	—	—	69
			—	—	269	—	—	—	269
LJS Partners, LLC	Preferred Units (202,336 units)	—	—	843	—	—	—	61	904
LJS Partners, LLC	Common Membership Units (2,593,234 units)	—	—	7,164	—	—	—	(370)	6,794
			—	8,007	—	—	—	(309)	7,698
MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 4/1/22)	2,600	150	2,600	—	—	—	—	2,600
MMI Holdings, LLC	Second Lien Debt (6.0% Cash, Due 4/1/22)	400	12	400	—	—	—	—	400
MMI Holdings, LLC (5)	Preferred Units (1,000 units, 6.0% PIK Dividend)	—	59	1,898	59	—	—	(59)	1,898
MMI Holdings, LLC	Common Membership Units (45 units)	—	—	63	—	—	—	—	63
			221	4,961	59	—	—	(59)	4,961
Nth Degree Investment Group, LLC	Membership Units (6,088,000 Units)	—	—	—	—	—	—	—	—
			—	—	—	—	—	—	—
RAM Payment, LLC	First Lien Debt (6.5% Cash (1 month LIBOR + 5.0%), 1.5% Floor), Due 1/4/24)	969	43	998	—	(29)	—	—	969
RAM Payment, LLC	First Lien Debt (9.8% Cash, Due 1/4/24)	2,627	140	2,706	—	(79)	—	(2)	2,625
RAM Payment, LLC (5)	Preferred Units (86,000 units, 8.0% PIK Dividend)	—	34	3,726	34	—	—	(180)	3,580
			217	7,430	34	(108)	—	(182)	7,174
Sierra Hamilton Holdings Corporation	Second Lien Debt (15.0%, Due 9/12/23)	3	—	3	—	—	—	—	3
Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)	—	—	330	—	—	—	(40)	290
			—	333	—	—	—	(40)	293
V12 Holdings, Inc.	Second Lien Debt	—	—	509	—	—	—	—	509
			—	509	—	—	—	—	509
Total Affiliate investments			$438	$28,540	$362	$(108)	$—	$1,477	$30,271
Control investments
Vology, Inc.	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 3/31/22)	$3,586	$193	$3,635	$—	$—	$—	$(7)	3,628
Vology, Inc.	Class A Preferred Units (9,041,810 Units)	—	—	3,204	—	—	—	(3,204)	—
Vology, Inc.	Membership Units (5,363,982 Units)	—	—	—	—	—	—	—	—
Total Control investments			$193	$6,839	$—	$—	$—	$(3,211)	$3,628

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
(6)

During the three months ended June 30, 2022, Eastport Holdings, LLC completed a refinancing and recapitalization transaction. Logan Ridge received $16.5 million in cash and $19.3 million in principal of a new debt security in exchange for all of its previous debt and equity securities, which resulted in a realized gain of approximately $16.0 million on the Company's equity interest. As a result of this transaction, Eastport Holdings, LLC is no longer an affiliate of the Company.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

June 30, 2022

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year, commencing on December 31, 2021, and equals 20.0% of the Company’s realized capital gains, if any, on a cumulative basis with respect to each of the investments in the Company’s portfolio from the fiscal quarter ending on or immediately prior to July 1, 2021 through the end of each calendar year beginning with the calendar year ending December 31, 2021, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from September 30, 2021 through the end of each calendar year beginning with the calendar year ending December 31, 2021, less the aggregate amount of any previously paid capital gain fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal quarter ending on or immediately prior to July 1, 2021 are excluded from the calculations of the capital gains fee. In the event that the Investment Advisory Agreement terminates as of a date that is not a calendar year end, the termination date shall be treated as though it were a calendar year end for purposes of calculating and paying a capital gains fee.

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Advisor that would, when taken together with all other incentive fees paid to the Investment Advisor during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

such payment is payable under the Investment Advisory Agreement. As of June 30, 2022 and December 31, 2021, the Company had incentive fees payable to the Investment Advisor of zero and zero related to fees earned in prior years but deferred under the incentive fee deferral mechanism.

As part of the Transaction, the Investment Advisor entered into a two-year contractual fee waiver (the “Fee Waiver”) with the Company to waive, to the extent necessary, any capital gains fee under the Investment Advisory Agreement that exceeds what would have been paid to Capitala in the aggregate over such two-year period under the prior advisory agreement.

For the three months ended June 30, 2022 and 2021, the Company incurred $1.0 million and $1.3 million in base management fees, respectively. The Company did not earn an incentive fee related to pre-incentive fee net investment income or capital gains for both the three months ended June 30, 2022 and 2021.

For the six months ended June 30, 2022 and 2021, the Company incurred $2.0 million and $3.4 million in base management fees, respectively. The Company did not earn an incentive fee related to pre-incentive fee net investment income or capital gains for both the six months ended June 30, 2022 and 2021.

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

For the three months ended June 30, 2022 and 2021, the Company accrued $0.1 million and $0.4 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

For the six months ended June 30, 2022 and 2021, the Company accrued $0.3 million and $0.7 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

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

Note 7. Related Party Transactions

As of June 30, 2022 and December 31, 2021, the Company had $1.0 million and $1.1 million of management and incentive fees payable. These amounts are reflected in the accompanying consolidated statements of assets and liabilities under the caption “Management and incentive fees payable."

During the both three and six months ended June 30, 2022, the Company sold $7.9 million in total investments to an affiliated fund in accordance with, and pursuant to procedures adopted under, Rule 17a-7 of the 1940 Act. Realized losses on those sales for the same periods amounted to less than $0.1 million, respectively. There were no transactions subject to Rule 17a-7 under the 1940 Act during the three and six months ended June 30, 2021.

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

As of June 30, 2022 and December 31, 2021, there were no SBA-guaranteed debentures outstanding.

The following table summarizes the historical interest expense and annual charges, deferred financing costs, average outstanding balance, and average stated interest and annual charge rate on the SBA-guaranteed debentures for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense and annual charges	$—	$405	$—	$1,066
Deferred financing costs	—	49	—	188
Total interest and financing expenses	$—	$454	$—	$1,254
Average outstanding balance	$—	$52,275	$—	$68,105
Average stated interest and annual charge rate	N/A	3.10%	N/A	3.14%

2022 Notes

On May 16, 2017, the Company issued $70.0 million in aggregate principal amount of 6.0% fixed-rate notes due May 31, 2022 (the “2022 Notes”). On May 25, 2017, the Company issued an additional $5.0 million in aggregate principal amount of the 2022 Notes pursuant to a partial exercise of the underwriters’ overallotment option. On November 1, 2021, the Company notified the Trustee for the Company's 2022 Notes, of the Company's election to redeem $50.0 million aggregate principal amount of the 2022 Notes outstanding. The redemption was completed on December 6, 2021. On May 31, 2022, the remaining 2022 Notes reached maturity, and the entire outstanding principal of the 2022 Notes became payable and was paid by the Company. Accordingly, as of June 30, 2022, there were no 2022 Notes outstanding. As of December 31, 2021, the Company had $22.8 million in aggregate principal amount of 2022 Notes outstanding.

The 2022 Notes were scheduled to mature on May 31, 2022 and could be redeemed in whole or in part at any time or from time to time at the Company’s option on or after May 31, 2019 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2022 Notes was payable quarterly. The 2022 Notes were listed on the NASDAQ Global Select Market under the trading symbol "CPTAL" with a par value of $25.00 per share.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Notes for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense	$217	$1,092	$609	$2,185
Deferred financing costs	18	146	45	290
Total interest and financing expenses	$235	$1,238	$654	$2,475
Average outstanding balance	$15,055	$72,833	$18,923	$72,833
Average stated interest rate	6.00%	6.00%	6.00%	6.00%

2022 Convertible Notes

On May 26, 2017, the Company issued $50.0 million in aggregate principal amount of 5.75% fixed-rate convertible notes due May 31, 2022 (the “2022 Convertible Notes”). On June 26, 2017, the Company issued an additional $2.1 million in aggregate principal amount of the 2022 Convertible Notes pursuant to a partial exercise of the underwriters’ overallotment option. On May 31, 2022, the 2022 Convertible Notes reached maturity, and the entire outstanding principal of the 2022 Convertible Notes became payable, and was paid by the Company. Accordingly, as of June 30, 2022, there were no 2022 Convertible Notes outstanding. As of December 31, 2021, the Company had $52.1 million in 2022 Convertible Notes outstanding.

The 2022 Convertible Notes were convertible, at the holder’s option, into shares of the Company’s common stock at any time on or prior to the close of business on the business day immediately preceding the maturity date. The conversion rate for the 2022 Convertible Notes was initially 1.5913 shares per $25.00 principal amount of 2022 Convertible Notes (equivalent to an initial conversion price of approximately $15.71 per share of common stock). The initial conversion premium was approximately 14.0%. As a result of the reverse stock split, the conversion rate for the 2022 Convertible Notes was 0.2652 shares per $25.00 principal amount of 2022 Convertible Notes (equivalent to a conversion price of approximately $94.26), effective August 21, 2020. Upon conversion, the Company was obligated to deliver shares of its common stock (and cash in lieu of fractional shares). The conversion rate was subject to adjustment if certain events occurred as outlined in the supplemental indenture relating to the 2022 Convertible Notes. The Company determined that the embedded conversion option in the 2022 Convertible Notes was not required to be separately accounted for as a derivative under U.S. GAAP.

In addition, pursuant to a “fundamental change”, as defined in the supplemental indenture relating to the 2022 Convertible Notes, holders of the 2022 Convertible Notes could require the Company to repurchase for cash all or part of their 2022 Convertible Notes at a repurchase price equal to 100.0% of the principal amount of the 2022 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the repurchase date. The 2022 Convertible Notes were not redeemable prior to maturity and no “sinking fund” was provided for the 2022 Convertible Notes.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Convertible Notes for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense	$490	$749	$1,239	$1,498
Deferred financing costs	68	97	168	191
Total interest and financing expenses	$558	$846	$1,407	$843
Average outstanding balance	$34,343	$52,088	$43,166	$52,088
Average stated interest rate	5.75%	5.75%	5.75%	5.75%

2026 Notes

On October 29, 2021, the Company issued $50.0 million in aggregate principal amount of 5.25% fixed-rate notes due October 30, 2026 (the "2026 Notes") pursuant to a supplemental indenture with U.S. Bank National Association (the "Trustee"), which supplements that certain base indenture, dated as of June 16, 2014. The 2026 Notes were issued in a private placement exempt from registration under the Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). The

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

net proceeds to the Company were approximately $48.8 million, after deducting estimated offering expenses. The Notes will mature on October 30, 2026 and may be redeemed in whole or in part at the Company's option at any time or from time to time at the redemption prices set forth in the Indenture. The Notes bear interest at a rate of 5.25% per year payable semi-annually on April 30 and October 30 of each year, commencing on April 30, 2022. The Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company's existing and future indebtedness that is expressly subordinated in right of payment to the Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company's secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.

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

As of June 30, 2022 and December 31, 2021, the Company had $50.0 million, respectively in 2026 Notes outstanding.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2026 Notes for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense	$707	$—	$1,412	$—
Deferred financing costs	41	—	70	—
Total interest and financing expenses	$748	$—	$1,482	$—
Average outstanding balance	$50,000	$—	$50,000	$—
Average stated interest rate	5.25%	N/A	5.25%	N/A

2032 Convertible Notes

On April 1, 2022, the Company issued $15.0 million in aggregate principal amount of 5.25% fixed-rate convertible notes due April 1, 2032 (the “2032 Convertible Notes”).

The 2032 Convertible Notes are convertible, at the holder’s option and at any time on or prior to the close of business on the business day immediately preceding the maturity date, into such number of shares of the Company’s common stock as is equal to the principal balance of the notes being converted on such date divided by the “Conversion Price,” as described below. The Company will not issue more than 539,503 shares of common stock in the aggregate under the purchase agreement governing the 2032 Convertible Notes (the “Purchase Agreement”); however, such number of shares may be adjusted from time to time to give effect to any forward or reverse stock splits with respect to the common stock as well as any further adjustments described in the purchase agreement. The “Conversion Price” will be equal to the average “Closing Sale Price” for the five “Trading Days” immediately prior to the relevant “Conversion Date,” as those terms are defined in the Purchase Agreement, subject to certain anti-dilutive provisions, as further described in the Purchase Agreement. No holder of a 2032 Convertible Note will be entitled to convert any such note or portion thereof if such conversion would result in more than $7,500,000 in principal amount of 2032 Convertible Notes being converted in any such calendar quarter. The Company has determined that the embedded conversion option in the 2032 Convertible Notes is not required to be separately accounted for as a derivative under U.S. GAAP.

The Company obtained an Investment Grade rating from a Nationally Recognized Statistical Rating Organization (“NRSRO”) with respect to the 2032 Convertible Notes. The 2032 Convertible Notes have a fixed interest rate of 5.25% per annum payable semi-annually on March 31 and September 30 of each year, commencing on September 30, 2022, subject to a step up of 0.75% per annum to the extent that the 2032 Convertible Notes are downgraded below Investment Grade by an NRSRO or the 2032 Convertible Notes no longer maintain a rating from an NRSRO. The Company will also be required to pay an additional interest rate of 2.0% per annum (x) on any overdue payment of interest and (y) during the continuance of an “Event of Default.” The Company intends to use the net proceeds from the offering of the 2032 Convertible Notes for general corporate purposes, which may include repaying outstanding indebtedness, making opportunistic investments and paying corporate expenses. In addition, on the occurrence of a “Change in Control Repurchase Event” or “Delisting Event,” as defined in the Purchase Agreement, the Company will generally be required to make an offer to purchase the outstanding 2032 Convertible Notes at a price equal to 100% of the principal amount of such 2032 Convertible Notes plus accrued and unpaid interest to the repurchase date. The 2032 Convertible Notes are redeemable prior to maturity. No “sinking fund” is provided for the 2032 Convertible Notes.

As of June 30, 2022, the Company had $15.0 million in 2032 Convertible Notes outstanding.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2032 Convertible Notes for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense	$223	$—	$223	$—
Deferred financing costs	2	—	2	—
Total interest and financing expenses	$225	$—	$225	$—
Average outstanding balance	$15,000	$—	$15,000	$—
Average stated interest rate	5.25%	N/A	5.25%	N/A

KeyBank Credit Facility

On October 30, 2020, Capitala Business Lending, LLC ("CBL"), a direct, wholly owned, consolidated subsidiary of the Company, entered into a senior secured revolving credit agreement ("the KeyBank Credit Facility"), with the Investment Advisor at the time, as collateral manager, the lenders from time to time parties

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

thereto (each a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. The KeyBank Credit Facility was amended on May 10, 2022. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $75.0 million as of May 10, 2022, with an uncommitted accordion feature that allows the Company to borrow up to an additional $125.0 million. The KeyBank Credit Facility matures on May 10, 2027, unless there is an earlier termination or event of default. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through May 10, 2025, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at 1M Term SOFR plus 2.90% during the 3-year revolving period and 3.25% thereafter, with a 0.40% 1M Term SOFR floor. CBL will also pay an unused commitment fee at a rate of (1) 1.00% if utilization is less than or equal to 30.0%, (2) 0.65% if utilization is greater than 30.0% but less than or equal to 60.0%, or (3) 0.35% if utilization is greater than 60.0%, per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility. As of June 30, 2022 and December 31, 2021, there were draws of $40.6 million and zero, respectively, on KeyBank Credit Facility. The KeyBank Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of June 30, 2022 and December 31, 2021, assets pledged to secure the KeyBank Credit Facility had a fair value of $95.5 million and $57.7 million, respectively.

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the KeyBank Credit Facility for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense	$228	$54	$256	$54
Deferred financing costs	68	48	116	96
Unused commitment fees	69	88	179	197
Total interest and financing expenses	$365	$190	$551	$347
Average outstanding balance	$25,907	$5,209	$13,025	$2,619
Average stated interest rate	3.84%	4.25%	3.84%	4.25%

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the outstanding principal and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2022, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Outstanding Principal	Fair Value	Level 1	Level 2	Level 3
2026 Notes	$50,000	$50,000	$—	$—	$50,000
2032 Convertible Notes	15,000	15,000	—	—	15,000
KeyBank Credit Facility	40,596	40,596	—	—	40,596
Total	$105,596	$105,596	$—	$—	$105,596

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

The estimated fair value of the 2022 Notes and 2022 Convertible Notes was based on their respective closing prices as of the measurement date as they were traded on the NASDAQ Global Select Market under the ticker “CPTAL” (2022 Notes) and on the NASDAQ Capital Market under the ticker “CPTAG” (2022 Convertible Notes).

The estimated fair value of the 2026 Notes, 2032 Convertible Notes and KeyBank Credit Facility approximates the principal value.

Note 9. Directors’ Fees

Our Independent Directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Board meeting and $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three and six months ended June 30, 2022, the Company recognized directors’ fees expense of $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2021, the Company recognized directors’ fees expense of $0.1 million and $0.2 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Other potentially dilutive shares of the Company’s common stock, and the related impact to earnings, are considered when calculating diluted earnings per share. For the three and six months ended June

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

30, 2022 and 2021, 0.6 million in convertible shares related to the 2022 Convertible Notes were considered anti-dilutive. For the three and six months ended June 30, 2022 , 0.5 million in convertible shares related to the 2032 Convertible Notes were considered anti-dilutive.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the three and six months ended June 30, 2022 and 2021 (dollars in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022 (1)	2021	2022 (1)	2021
Net (decrease) increase in net assets resulting from operations - basic and diluted (1)	$(5,034)	$(7,554)	$(5,892)	$4,800
Weighted average common stock outstanding – basic and diluted (1)	2,711,068	2,711,068	2,711,068	2,711,068
Net (decrease) increase in net assets per share from operations - basic and diluted (1)	$(1.86)	$(2.79)	$(2.17)	$1.77
(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three and six months ended June 30, 2022, conversion of the 2022 Convertible Notes into 0.6 million shares was not assumed as the effect on diluted earnings per share would be anti-dilutive. For the three and six months ended June 30, 2022, conversion of the 2032 Convertible Notes into 0.5 million shares was not assumed as the effect on diluted earnings per share would be anti-dilutive.

Note 11. Distributions

The Company’s distributions are recorded on the record date. Stockholders have the option to receive payment of the distribution in cash, shares of the Company’s common stock, or a combination of cash and shares of common stock. Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. Accordingly, distributions may be subject to reclassification based on future dividends and operating results and will not be determined until the end of the year. The Company’s Board determined not to declare a distribution for the quarters ended June 30, 2022 and 2021.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2022 and 2021 (dollars in thousands, except share and per share data):

	For the Six Months Ended June 30,
	2022	2021
Per share data:
Net asset value at beginning of year	$39.48	$40.19
Net investment loss(1)	(0.73)	(0.28)
Net realized gain (loss) on investments(1)	5.71	(2.61)
Net change in unrealized appreciation on investments(1)	$(7.15)	4.96
Net realized loss on extinguishment of debt(2)	—	(0.30)
Net asset value at end of year	$37.31	$41.96
Net assets at end of period	$101,137	$113,747
Shares outstanding at end of period	2,711,068	2,711,068
Per share market value at end of period	$15.78	$24.55
Total return based on market value(3)	(31.36)%	70.37%
Ratio/Supplemental data:
Ratio of net investment (loss) income to average net assets(4)	(3.81)%	(1.32)%
Ratio of interest and financing expenses to average net assets(4)	8.31%	10.14%
Ratio of other operating expenses to average net assets(4)	8.28%	8.71%
Ratio of total expenses including tax provision, net of fee waivers, to average net assets(4)	16.59%	18.85%
Portfolio turnover rate(5)	24.31%	3.94%
Average debt outstanding(6)	$132,655	$195,644
Average debt outstanding per common share	$48.93	$72.17
Asset coverage ratio per unit(7)	$1,940	$1,759

(1)	Based on daily weighted average balance of shares of the Company’s common stock outstanding during the period.
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
(7)

Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. There were no SBA-guaranteed debentures outstanding as of June 30, 2022 or 2021. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no other subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of June 30, 2022, other than as set forth below.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally must invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150%, if certain requirements are met, after such borrowing, with certain limited exceptions. As of June 30, 2022, our asset coverage ratio was 194%. To maintain our regulated investment company (“RIC”) status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

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

The Company’s financial statements as of June 30, 2022 and December 31, 2021 and for the periods ended June 30, 2022 and 2021 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

The tax years ended December 31, 2020, 2019, 2018 and 2017 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the periods ended June 30, 2022 and 2021. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of June 30, 2022, and December 31, 2021, the Company recorded a net deferred tax asset of zero. For the three and six months ended June 30, 2022 and 2021, the Company recorded a deferred tax provision of zero. As of June 30, 2022 and December 31, 2021, the valuation allowance on the Company’s deferred tax asset was $2.9 million and $2.5 million, respectively. During both the three and six months ended June 30, 2022, the Company recognized an increase in the valuation allowance of $0.4 million, respectively. During the three and six months ended June 30, 2021, the Company recognized a decrease in the valuation allowance of $(0.4) million and $(1.4) million, respectively.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s U.S. federal income tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of June 30, 2022 and December 31, 2021, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of June 30, 2022 and December 31, 2021. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

Portfolio and Investment Activity

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests primarily in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market companies and traditional middle-market companies. As of June 30, 2022, our portfolio consisted of investments in 44 portfolio companies with a fair value of approximately $175.9 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of June 30, 2022, 2.7% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2021, 8.5% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the three months ended June 30, 2022, we made approximately $30.7 million of investments and had approximately $58.3 million in repayments and sales, resulting in net repayments and sales of approximately of approximately $27.6 million for the period. During the three months ended June 30, 2021, we made approximately $10.0 million of investments and had approximately $33.5 million in repayments and sales, resulting in net repayments and sales of approximately $23.5 million for the period.

During the six months ended June 30, 2022, we made approximately $47.1 million of investments and had approximately $66.7 million in repayments and sales, resulting in net repayments and sales of approximately of approximately $19.6 million for the period. During the six months ended June 30, 2021, we made approximately $10.0 million of investments and had approximately $63.4 million in repayments and sales, resulting in net repayments and sales of approximately $53.4 million for the period.

As of June 30, 2022, our debt investment portfolio, which represented 75.0% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 8.7% (excluding non-accruals and collateralized loan obligations). As of June 30, 2022, 25.4% of the fair value of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2021, our debt investment portfolio, which represented 67.4% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 8.1% (excluding non-accruals and collateralized loan obligations). As of December 31, 2021, 22.8% of the fair value of our debt investment portfolio was bearing a fixed rate of interest.

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

As of June 30, 2022, the Board approved the fair value of our investment portfolio of approximately $175.9 million in good faith in accordance with our valuation procedures. The Board approved the fair value of our investment portfolio as of June 30, 2022 with input from a third-party valuation firm and the Investment Advisor based on information known or knowable as of the valuation date, including trailing and forward-looking data.

As of June 30, 2022, we had debt investments in two portfolio companies on non-accrual status with an aggregate amortized cost of $12.1 million and an aggregate fair value of $6.4 million, which represented 6.5% and 3.6% of the investment portfolio, respectively. As of December 31, 2021, we had debt investments in two portfolio companies on non-accrual status with aggregate amortized cost of $12.7 million and an aggregate fair value of $7.6 million, which represented 6.7% and 3.8% of the investment portfolio, respectively.

The following table summarizes the amortized cost and the fair value of investments as of June 30, 2022 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$104,341	55.7%	$97,460	55.4%
Second Lien Debt	8,888	4.7%	8,249	4.7%
Subordinated Debt	26,433	14.1%	26,250	14.9%
Collateralized Loan Obligations	7,160	3.8%	6,296	3.6%
Equity and Warrants	40,703	21.7%	37,598	21.4%
Total	$187,525	100.0%	$175,853	100.0%

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2021 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$103,667	54.4%	$98,251	49.6%
Second Lien Debt	30,048	15.8%	30,190	15.2%
Subordinated Debt	5,050	2.6%	5,050	2.6%
Equity and Warrants	51,717	27.2%	64,698	32.6%
Total	$190,482	100.0%	$198,189	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022		December 31, 2021
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$33,562	19.1%	$28,852	14.6%
Business Services	19,250	11.0%	32,819	16.6%
Financials	17,650	10.0%	17,162	8.7%
Industrials	15,317	8.7%	14,640	7.4%
Information Technology	14,063	8.0%	24,066	12.1%
Consumer Discretionary	12,744	7.3%	11,017	5.6%
Entertainment	8,538	4.9%	8,894	4.5%
QSR Franchisor	7,698	4.4%	8,007	4.0%
Financial Services	7,174	4.1%	7,430	3.7%
Healthcare Management	6,167	3.5%	7,002	3.5%
Online Merchandise Retailer	5,994	3.4%	5,951	3.0%
Textile Equipment Manufacturer	5,055	2.9%	5,050	2.5%
Medical Device Distributor	4,961	2.8%	4,961	2.5%
Automobile Part Manufacturer	4,887	2.8%	2,722	1.4%
Advertising & Marketing Services	4,480	2.6%	4,579	2.3%
Home Repair Parts Manufacturer	2,770	1.6%	3,062	1.5%
Consumer Staples	1,959	1.1%	—	—%
Testing Laboratories	953	0.5%	1,113	0.6%
Household Product Manufacturer	758	0.4%	287	0.1%
General Industrial	631	0.4%	645	0.3%
Data Processing & Digital Marketing	509	0.3%	509	0.3%
Oil & Gas Engineering and Consulting Services	293	0.2%	333	0.2%
Electronic Machine Repair	222	0.1%	8,465	4.3%
Consumer Products	218	0.1%	623	0.3%
Total	$175,853	100.0%	$198,189	100.0%

Results of Operations

Operating results for the three and six months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Total investment income	$3,303	$5,044	$6,641	$9,970
Total expenses, net of incentive fee waiver	4,232	5,010	8,620	10,719
Net investment (loss) income	(929)	34	(1,979)	(749)
Net realized gain (loss) on investments	15,503	6,947	15,466	(7,076)
Net change in unrealized (depreciation) appreciation on investments	(19,608)	(13,720)	(19,379)	13,440
Net realized loss on extinguishment of debt	—	(815)	—	(815)
Net (decrease) increase in net assets resulting from operations	$(5,034)	$(7,554)	$(5,892)	$4,800

Investment income

The composition of our investment income for the three and six months ended June 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest income	$2,996	$4,129	$6,193	$8,721
Other income	—	232	8	241
Payment-in-kind interest	307	123	440	293
Dividend income	—	560	—	715
Total investment income	$3,303	$5,044	$6,641	$9,970

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

For the three months ended June 30, 2022, total investment income decreased by $1.7 million, or 34.0%, compared to the three months ended June 30, 2021. The decrease from the prior period was driven by a decrease in interest income from $4.1 million for the three months ended June 30, 2021 to $3.0 million for the three months ended June 30, 2022. The decline in interest income is primarily due to lower average outstanding debt investments for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. PIK income increased from $0.1 million for the three months ended June 30, 2021 to $0.3 million for the three months ended June 30, 2022. The increase in PIK income was due to a increase in investments with a contractual PIK rate. Dividend income decreased from $0.6 million for the three months ended June 30, 2021 to zero for the three months ended June 30, 2022, primarily due to non-recurring dividends received from portfolio companies during the three months ended June 30, 2021.

For the six months ended June 30, 2022, total investment income decreased by $3.3 million, or 33.0%, compared to the six months ended June 30, 2021. The decrease from the prior period was driven by a decrease in interest income from $8.7 million for the six months ended June 30, 2021 to $6.1 million for the six months ended June 30, 2022. The decline in interest income is primarily due to lower average outstanding debt investments for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. PIK income increased from $0.3 million for the six months ended June 30, 2021 to $0.4 million for the six months ended June 30, 2022. The increase in PIK income was due to a increase in investments with a contractual PIK rate. Dividend income decreased from $0.7 million for the six months ended June 30, 2021 to zero for the six months ended June 30, 2022, primarily due to non-recurring dividends received from portfolio companies during the six months ended June 30, 2021.

Operating expenses

The composition of our expenses for the three and six months ended June 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest and financing expenses	$2,131	$2,728	$4,319	$5,765
Base management fee	973	1,272	2,001	2,670
Directors' fees	120	103	223	206
Administrative service fees	131	350	251	700
General and administrative expenses	877	557	1,826	1,378
Total expenses	$4,232	$5,010	$8,620	$10,719

For the three months ended June 30, 2022, operating expenses decreased by $0.8 million, or 16.0%, compared to the three months ended June 30, 2021. Interest and financing expenses decreased from $2.7 million for the three months ended June 30, 2021 to $2.1 million for the three months ended June 30, 2022 due primarily to lower average outstanding debt as well as a lower cost of debt capital during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 . Base management fees declined from $1.3 million for the three months ended June 30, 2021 to $1.0 million for the three months ended June 30, 2022, due to lower average assets under management. Administrative services fees declined from $0.4 million for the three months ended June 30, 2021 to $0.1 million for the three months ended June 30, 2022, due to efficiencies generated by the size and scale of the Investment Advisor's platform. General and administrative expenses increased from $0.6 million for the three months ended June 30, 2021 to $0.9 million for the three months ended June 30, 2022, primarily due to higher professional fees.

For the six months ended June 30, 2022, operating expenses decreased by $2.1 million, or 19.6%, compared to the six months ended June 30, 2021. Interest and financing expenses decreased from $5.8 million for the six months ended June 30, 2021 to $4.3 million for the six months ended June 30, 2022 due primarily to lower average outstanding debt as well as a lower cost of debt capital during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Base management fees declined from $2.7 million for the six months ended June 30, 2021 to $2.0 million for the six months ended June 30, 2022, due to lower average assets under management. Administrative services fees declined from $0.7 million for the six months ended June 30, 2021 to $0.3 million for the six months ended June 30, 2022, due to efficiencies generated by the size and scale of the Investment Advisor's platform. General and administrative expenses increased from $1.4 million for the six months ended June 30, 2021 to $1.8 million for the six months ended June 30, 2022, primarily due to accelerated one-time prepaid financing costs during the six months ended June 30, 2022 as well as higher professional fees.

Net realized gain (loss) on sales of investments

During both the three and six months ended June 30, 2022, we recognized $15.5 million of net realized gains on our portfolio investments, respectively. During the three and six months ended June 30, 2021, we recognized $6.9 million and $(7.1) million of net realized gain (loss) on our portfolio investments, respectively.

Net unrealized appreciation (depreciation) on investments

Net change in unrealized (depreciation) appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three and six months ended June 30, 2022, we recognized $19.6 million and $19.4 million of net change in unrealized depreciation on investments, respectively. For the three and six months ended June 30, 2021, we recognized $(13.7) million and $13.4 million of net change in unrealized (depreciation) appreciation on investments, respectively.

Changes in net assets resulting from operations

For the three and six months ended June 30, 2022, we recorded a net decrease in net assets resulting from operations of $5.0 million and $5.9 million, respectively. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2022, our per share net decrease in net assets resulting from operations was $1.86 and $2.17, respectively.

For the three and six months ended June 30, 2021, we recorded a net (decrease) increase in net assets resulting from operations of $(7.6) million and $4.8 million, respectively. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2021, our per share net (decrease) increase in net assets resulting from operations was $(2.79) and $1.77, respectively.

Financial Condition, Liquidity and Capital Resources

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our stockholders, and repay indebtedness.

Since our IPO, we have raised approximately $136.0 million in net proceeds from equity offerings through June 30, 2022.

KeyBank Credit Facility

On October 30, 2020, Capitala Business Lending, LLC ("CBL"), a direct, wholly owned, consolidated subsidiary of the Company, entered into a senior secured revolving credit agreement ("the KeyBank Credit Facility") with the Investment Advisor at the time, as collateral manager, the lenders from time to time parties thereto (each, a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. The KeyBank Credit Facility was amended on May 10, 2022. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $75.0 million as of May 10, 2022, with an uncommitted accordion feature that allows the Company to borrow up to an additional $125.0 million. The KeyBank Credit Facility matures on May 10, 2027, unless there is an earlier termination or event of default. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through May 10, 2025, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at 1M Term SOFR plus 2.90% during the 3-year revolving period and 3.25% thereafter, with a 0.40% 1M Term SOFR floor. CBL will also pay an unused commitment fee at a rate of (1) 1.00% if utilization is less than or equal to 30.0%, (2) 0.65% if utilization is greater than 30.0% but less than or equal to 60.0%, or (3) 0.35% if utilization is greater than 60.0%, per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility. As of June 30, 2022 and December 31, 2021, there were draws of $40.6 million and zero, respectively, on KeyBank Credit Facility. The KeyBank Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of June 30, 2022 and December 31, 2021, assets pledged to secure the KeyBank Credit Facility had a fair value of $95.5 million and $57.7 million, respectively.

2032 Convertible Notes

On April 1, 2022, the Company issued $15.0 million in aggregate principal amount of 5.25% fixed-rate convertible notes due April 1, 2032 (the “2032 Convertible Notes”).

The 2032 Convertible Notes are convertible, at the holder’s option and at any time on or prior to the close of business on the business day immediately preceding the maturity date, into such number of shares of the Company’s common stock as is equal to the principal balance of the notes being converted on such date divided by the “Conversion Price,” as described below. The Company will not issue more than 539,503 shares of common stock in the aggregate under the purchase agreement governing the 2032 Convertible Notes (the “Purchase Agreement”); however, such number of shares may be adjusted from time to time to give effect to any forward or reverse stock splits with respect to the common stock as well as any further adjustments described in the purchase agreement. The “Conversion Price” will be equal to the average “Closing Sale Price” for the five “Trading Days” immediately prior to the relevant “Conversion Date,” as those terms are defined in the Purchase Agreement, subject to certain anti-dilutive provisions, as further described in the Purchase Agreement. No holder of a 2032 Convertible Note will be entitled to convert any such note or portion thereof if such conversion would result in more than $7,500,000 in principal amount of 2032 Convertible Notes being converted in any such calendar quarter. The Company has determined that the embedded conversion option in the 2032 Convertible Notes is not required to be separately accounted for as a derivative under U.S. GAAP.

The Company obtained an Investment Grade rating from a Nationally Recognized Statistical Rating Organization (“NRSRO”) with respect to the 2032 Convertible Notes. The 2032 Convertible Notes have a fixed interest rate of 5.25% per annum payable semi-annually on March 31 and September 30 of each year, commencing on September 30, 2022, subject to a step up of 0.75% per annum to the extent that the 2032 Convertible Notes are downgraded below Investment Grade by an NRSRO or the 2032 Convertible Notes no longer maintain a rating from an NRSRO. The Company will also be required to pay an additional interest rate of 2.0% per annum (x) on any overdue payment of interest and (y) during the continuance of an “Event of Default.” The Company intends to use the net proceeds from the offering of the 2032 Convertible Notes for general corporate purposes, which may include repaying outstanding indebtedness, making opportunistic investments and paying corporate expenses. In addition, on the occurrence of a “Change in Control Repurchase Event” or “Delisting Event,” as defined in the Purchase Agreement, the Company will generally be required to make an offer to purchase the outstanding 2032 Convertible Notes at a price equal to 100% of the principal amount of such 2032 Convertible Notes plus accrued and unpaid interest to the repurchase date. The 2032 Convertible Notes are redeemable prior to maturity. No “sinking fund” is provided for the 2032 Convertible Notes.

As of June 30, 2022, the Company had $15.0 million in 2032 Convertible Notes outstanding.

2026 Notes

On October 29, 2021, we issued $50.0 million in aggregate principal amount of 5.25% fixed rate notes due October 30, 2026 (the "2026 Notes") pursuant to a supplemental indenture with U.S. Bank National Association (the "Trustee"), which supplements that certain base indenture, dated as of June 16, 2014. The 2026 Notes were issued in a private placement exempt from registration under the Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). The net proceeds to the Company were approximately $48.8 million, after deducting estimated offering expenses. The Notes will mature on October 30, 2026 and may be redeemed in whole or in part at the Company's option at any time or from time to time at the redemption prices set forth in the Indenture. The Notes bear interest at a rate of 5.25% per year payable semi-annually on April 30 and October 30 of each year, commencing on April 30, 2022. The Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company's existing and future indebtedness that is expressly subordinated in right of payment to the Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company's secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.

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

As of June 30, 2022, the Company had approximately $50.0 million in aggregate principal amount of 2026 Notes outstanding.

2022 Notes

On May 16, 2017, we issued $70.0 million in aggregate principal amount of 6.0% fixed-rate notes due May 31, 2022 (the “2022 Notes”). On May 25, 2017, we issued an additional $5.0 million in aggregate principal amount of the 2022 Notes pursuant to a partial exercise of the underwriters’ overallotment option. On November 1, 2021, we notified the Trustee for the 2022 Notes of the Company's election to redeem $50.0 million aggregate principal amount of the 2022 Notes outstanding. The redemption was completed on December 6, 2021. On May 31, 2022, the 2022 Notes reached maturity, and the entire outstanding principal of the 2022 Notes became payable and was paid by the Company. Accordingly, as of June 30, 2022, there were no 2022 Notes outstanding.

The 2022 Notes were subject to redemption in whole or in part at any time or from time to time at our option on or after May 31, 2019 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2022 Notes was payable quarterly. The 2022 Notes were listed on the NASDAQ Global Select Market under the trading symbol “CPTAL” with a par value of $25.00 per share.

2022 Convertible Notes

On May 26, 2017, we issued $50.0 million in aggregate principal amount of 5.75% fixed-rate convertible notes due May 31, 2022 (the “2022 Convertible Notes”). On June 26, 2017, we issued an additional $2.1 million in aggregate principal amount of the 2022 Convertible Notes pursuant to a partial exercise of the underwriters’ overallotment option. On May 31, 2022, the 2022 Convertible Notes reached maturity, and the entire outstanding principal of the 2022 Convertible Notes became payable, and was paid by the Company. Accordingly, as of June 30, 2022, there were no 2022 Convertible Notes outstanding.

Interest on the 2022 Convertible Notes was payable quarterly. The 2022 Convertible Notes were listed on the NASDAQ Capital Market under the trading symbol “CPTAG” with a par value of $25.00 per share.

Asset Coverage Ratio

We are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150% if certain requirements are met, after such borrowing, with certain limited exceptions. As of June 30, 2022, our asset coverage ratio was 194%. If our asset coverage ratio falls below 150% due a decline in the fair market of our portfolio, we may be limited in our ability to raise additional debt.

Cash and Cash Equivalents

As of June 30, 2022, we had $29.5 million in cash and cash equivalents.

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

A summary of our significant contractual payment obligations as of June 30, 2022 are as follows (dollars in millions):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
2026 Notes	$—	$—	$50.0	$—	$50.0
2032 Convertible Notes	—	—	—	15.0	15.0
KeyBank Credit Facility	—	—	40.6	—	40.6
Total Contractual Obligations	$—	$—	$90.6	$15.0	$105.6

Distributions

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we timely distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. We made quarterly distributions to our stockholders for the first four full quarters subsequent to our IPO. To the extent we had income available, we made monthly distributions to our stockholders from October 30, 2014 until March 30, 2020. As announced on April 1, 2020, distributions, if any, will be made on a quarterly basis effective for the second quarter of 2020. Our stockholder distributions, if any, will be determined by our Board on a quarterly basis. Any distributions to our stockholders will be declared out of assets legally available for distribution. The Company’s Board determined not to declare a distribution for the first and second quarters of 2022 and 2021.

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

The Company's Board determined not to declare a distribution for any quarter of 2021 and through June 30, 2022.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $4.5 million to Accordion Partners LLC, $0.8 million to Bradshaw International, Inc., $3.1 million to Critical Nurse Staffing, LLC, $0.9 million to Epic Staffing Group, $0.7 million to GreenPark Infrastructure, LLC, $0.7 million to Keg Logistics LLC, $2.5 million to Marble Point Credit Management LLC, $1.4 million to Premiere Imaging, LLC, and $1.5 million to Wealth Enhancement Group, LLC. As of December 31, 2021, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $9.0 million to Accordion Partners LLC, $0.7 million to Bradshaw International, Inc., $3.1 million to Critical Nursing Staffing, LLC, $3.5 million to J5 Infrastructure Partners, LLC, $0.9 million to Keg Logistics LLC, $2.5 million to Marble Point Credit Management LLC, $1.9 million to Premiere Imaging, LLC, and $3.5 million to Wealth Enhancement Group, LLC.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts subject to the requirements of the 1940 Act. For the six months ended June 30, 2022, we did not engage in hedging activities.

As of June 30, 2022, we held 30 securities bearing a variable rate of interest. Our variable rate investments represent approximately 74.6% of the fair value of our total debt investments. As of June 30, 2022, 77.6% of the variable rate securities were yielding interest at a rate equal to the established interest rate floor. As of June 30, 2022, we had nothing $40.6 million outstanding on our KeyBank Credit Facility, which has a variable rate of interest at one-month SOFR + 2.90%, subject to an interest rate floor of 0.40%. As As of June 30, 2022, all of our other interest paying liabilities, consisting of $50.0 million in 2026 Notes and $15.0 million in 2032 Convertible Notes were bearing interest at a fixed rate.

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

Based on our June 30, 2022 consolidated statement of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$2,834	$(1,235)	$1,599
Up 200 basis points	1,881	(823)	1,058
Up 100 basis points	928	(412)	516
Down 100 basis points	(727)	529	(198)
Down 200 basis points	(1,054)	529	(525)
Down 300 basis points	(1,056)	529	(527)

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

As of June 30, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number	Description of Document
3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (4)

3.3	Certificate of Limited Partnership of CapitalSouth Partners Fund II Limited Partnership (2)

3.4	Certificate of Limited Partnership of CapitalSouth Fund III, L.P. (f/k/a CapitalSouth Partners SBIC Fund III, L.P.) (2)

3.5	Bylaws (1)

3.6	Form of Amended and Restated Limited Partnership Agreement of CapitalSouth Partners Fund II Limited Partnership (3)

3.7	Form of Amended and Restated Agreement of Limited Partnership of Certificate of Limited Partnership of CapitalSouth Fund III, L.P. (f/k/a CapitalSouth Partners SBIC Fund III, L.P.) (3)

10.1	Note Purchase Agreement, dated as of April 1, 2022, by and among Logan Ridge Finance Corporation and the Purchasers (as defined therein.) (5)

10.2

Form of Revolving Credit and Security Agreement, dated as of May 10, 2022, among Capitala Business Lending, LLC, as the borrower, Mount Logan Management, LLC, as the collateral manager, the lenders from to time to time parties thereto, KeyBank National Association, as the administrative agent, and U.S. Bank National Association, as the custodian. (6

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Previously filed in connection with the Pre-Effective Amendment No. 1 to Logan Ridge Finance Corporation’s registration statement on Form N-2 (File No. 333-188956) filed on September 9, 2013.

(2)	Previously filed in connection with Pre-Effective Amendment No. 2 to Logan Ridge Finance Corporation’s registration statement on Form N-2 (File No. 333-188956) filed on September 17, 2013.

(3)	Previously filed in connection with Pre-Effective Amendment No. 5 to Logan Ridge Finance Corporation’s registration statement on Form N-2 (File No. 333-188956) filed on September 24, 2013.

(4)	Previously filed in connection with Logan Ridge Finance Corporation's report on Form 8-K on August 4, 2020.

(5)	Previously filed in connection with Logan Ridge Finance Corporation's report on Form 8-K on April 6, 2022.

(6)	Previously filed in connection with Logan Ridge Finance Corporation's report on Form 8-K on May 12, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2022	By	/s/ Ted Goldthorpe
Ted Goldthorpe
Chief Executive Officer and President
(Principal Executive Officer)
Logan Ridge Finance Corporation

Date: August 9, 2022	By	/s/ Jason Roos
Jason Roos
Chief Financial Officer
(Principal Financial Officer)
Logan Ridge Finance Corporation