Form 10-Q
period 2022-09-30
Logan Ridge Finance Corp.
filed 2022-11-08
CIK 1571329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

The number of shares of Logan Ridge Finance Corporation’s common stock, $0.01 par value, outstanding as of November 8, 2022 was 2,711,068.

PART I. FINANCIAL INFORMATION

Logan Ridge Finance Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of September 30,	As of December 31,
	2022	2021
	(unaudited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $172,131 and $131,829, respectively)	$166,404	$129,991
Affiliate investments (amortized cost of $30,612 and $49,803, respectively)	26,716	61,359
Control investments (amortized cost of $0 and $8,850, respectively)	—	6,839
Total investments at fair value (amortized cost of $202,743 and $190,482, respectively)	193,120	198,189
Cash and cash equivalents	11,263	39,056
Interest and dividend receivable	1,162	929
Prepaid expenses	2,908	3,358
Receivable for unsettled trades	—	685
Other assets	30	—
Total assets	$208,483	$242,217
LIABILITIES
2022 Notes (net of deferred financing costs of zero and $46, respectively)	$—	$22,787
2022 Convertible Notes (net of deferred financing costs of zero and $167, respectively)	—	51,921
2026 Notes (net of deferred financing costs and original issue discount of $1,509 and $1,552, respectively)	48,491	48,448
2032 Convertible Notes (net of deferred financing costs and original issue discount of $1,146 and zero, respectively)	13,854	—
KeyBank Credit Facility (net of deferred financing costs of $1,391 and $353, respectively)	44,385	(353)
Management and incentive fees payable	927	1,065
Interest and financing fees payable	1,289	911
Payable for unsettled trades	381	9,265
Accounts payable and accrued expenses	980	1,144
Total liabilities	$110,307	$135,188
Commitments and contingencies (Note 2)
NET ASSETS
Common stock, par value $0.01, 100,000,000 common shares authorized, 2,711,068 and 2,711,068 common shares issued and outstanding, respectively	$27	$27
Additional paid in capital	188,846	188,846
Total distributable loss	(90,697)	(81,844)
Total net assets	$98,176	$107,029
Total liabilities and net assets	$208,483	$242,217
Net asset value per share	$36.21	$39.48

See accompanying notes to consolidated financial statements

Logan Ridge Finance Corporation

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
INVESTMENT INCOME
Interest income:
Non-control/non-affiliate investments	$3,162	$2,079	$8,817	$8,177
Affiliate investments	176	1,072	521	3,499
Control investments	35	97	228	293
Total interest and fee income	3,373	3,248	9,566	11,969
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	250	—	597	95
Affiliate investments	47	100	140	298
Total payment-in-kind interest and dividend income	297	100	737	393
Dividend income:
Non-control/non-affiliate investments	—	—	—	560
Affiliate investments	—	24	—	179
Total dividend income	—	24	—	739
Other income:
Non-control/non-affiliate investments	78	—	86	174
Affiliate investments	—	—	—	67
Total other income	78	—	86	241
Total investment income	3,748	3,372	10,389	13,342
EXPENSES
Interest and financing expenses	1,558	2,296	5,877	8,061
Base management fee	927	1,111	2,928	3,781
Directors expense	135	103	358	309
Administrative service fees	175	200	426	900
General and administrative expenses	771	1,172	2,597	2,550
Total expenses	3,566	4,882	12,186	15,601
NET INVESTMENT INCOME (LOSS)	182	(1,510)	(1,797)	(2,259)
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized (loss) gain on investments:
Non-control/non-affiliate investments	23	7,425	15,489	(1,866)
Affiliate investments	—	—	—	2,215
Control investments	(5,215)	—	(5,215)	—
Net realized (loss) gain on investments	(5,192)	7,425	10,274	349
Net change in unrealized appreciation (depreciation) on investments:
Non-control/non-affiliate investments	652	(6,169)	(16,993)	4,269
Affiliate investments	(3,825)	(2,842)	(2,348)	1,190
Control investments	5,222	(390)	2,011	(1,420)
Net change in unrealized appreciation (depreciation) on investments	2,049	(9,401)	(17,330)	4,039
Total net realized and change in unrealized (loss) gain on investments	(3,143)	(1,976)	(7,056)	4,388
Net realized loss on extinguishment of debt	—	—	—	(815)
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(2,961)	$(3,486)	$(8,853)	$1,314
NET (DECREASE) INCREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC & DILUTED (SEE NOTE 10)	$(1.09)	$(1.29)	$(3.27)	$0.48
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – BASIC & DILUTED (SEE NOTE 10)	2,711,068	2,711,068	2,711,068	2,711,068
DISTRIBUTIONS PAID PER SHARE	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

Logan Ridge Finance Corporation

Consolidated Statements of Changes in Net Assets

(in thousands, except share data)

(unaudited)

	Common Stock		Additional	Total
	Number of		Paid in	Distributable
For the Three Months Ended September 30, 2022 and 2021	Shares	Par Value	Capital (1)	Loss	Total
BALANCE, June 30, 2022	2,711,068	$27	$188,846	$(87,736)	$101,137
Net investment income	—	—	—	182	182
Net realized loss on investments	—	—	—	(5,192)	(5,192)
Net change in unrealized appreciation on investments	—	—	—	2,049	2,049
BALANCE, September 30, 2022	2,711,068	$27	$188,846	$(90,697)	$98,176

BALANCE, June 30, 2021	2,711,068	$27	$229,481	$(115,761)	$113,747
Net investment loss	—	—	—	(1,510)	(1,510)
Net realized gain on investments	—	—	—	7,425	7,425
Net change in unrealized depreciation on investments	—	—	—	(9,401)	(9,401)
BALANCE, September 30, 2021	2,711,068	$27	$229,481	$(119,247)	$110,261

	Common Stock		Additional	Total
	Number of		Paid in	Distributable
For the Nine Months Ended September 30, 2022 and 2021	Shares	Par Value	Capital (1)	Loss	Total
BALANCE, December 31, 2021	2,711,068	$27	$188,846	$(81,844)	$107,029
Net investment loss	—	—	—	(1,797)	(1,797)
Net realized gain on investments	—	—	—	10,274	10,274
Net change in unrealized depreciation on investments	—	—	—	(17,330)	(17,330)
BALANCE, September 30, 2022	2,711,068	$27	$188,846	$(90,697)	$98,176

BALANCE, December 31, 2020	2,711,068	$27	$229,481	$(120,561)	$108,947
Net investment loss	—	—	—	(2,259)	(2,259)
Net realized gain on investments	—	—	—	349	349
Net change in unrealized appreciation on investments	—	—	—	4,039	4,039
Net realized loss on extinguishment of debt	—	—	—	(815)	(815)
BALANCE, September 30, 2021	2,711,068	$27	$229,481	$(119,247)	$110,261

See accompanying notes to consolidated financial statements.

Logan Ridge Finance Corporation

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(8,853)	$1,314
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(83,795)	(43,275)
Repayments and sales of investments	83,800	127,519
Net realized gain on investments	(10,274)	(349)
Net change in unrealized depreciation (appreciation) on investments	17,330	(4,039)
Net realized loss on extinguishment of debt	—	815
Payment-in-kind interest and dividends	(737)	(393)
Accretion of original issue discount on investments	(1,255)	(156)
Amortization of deferred financing fees and original issue discount	729	1,059
Changes in assets and liabilities:
Interest and dividend receivable	(233)	1,278
Prepaid expenses	450	(2,511)
Receivable for unsettled trades	685	(3,101)
Other assets	(30)	(106)
Management and incentive fees payable	(138)	(2,661)
Interest and financing fees payable	378	(920)
Payable for unsettled trades	(8,884)	—
Accounts payable and accrued expenses	(164)	4,489
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(10,991)	78,963
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of SBA-guaranteed debentures	—	(91,000)
Prepayment penalty on SBA-guaranteed debentures	—	(519)
Proceeds from issuance of 2032 Convertible Notes	13,950	—
Repayment of 2022 Notes	(22,833)	—
Repayment of 2022 Convertible Notes	(52,088)	—
Borrowings under KeyBank Credit Facility	71,776	25,000
Repayments under KeyBank Credit Facility	(26,000)	(25,000)
Deferred financing fees paid	(1,607)	—
NET CASH USED IN FINANCING ACTIVITIES	(16,802)	(91,519)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,793)	(12,556)
CASH AND CASH EQUIVALENTS, beginning of period	39,056	49,942
CASH AND CASH EQUIVALENTS, end of period	$11,263	$37,386
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$4,401	$7,621

See accompanying notes to consolidated financial statements.

Logan Ridge Finance Corporation

Consolidated Schedule of Investments

(in thousands, except for units/shares)

September 30, 2022

(unaudited)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies - 169.5%
First Lien/Senior Secured Debt - 115.4%
Accordion Partners LLC	Industrials	9.80%	SOFR + 6.25%	0.75%	08/29/2029	$4,565	$4,453	$4,452	(12)(26)
Accordion Partners LLC (Revolver)	Industrials	—	SOFR + 6.25%	0.75%	08/31/2028	—	(34)	(34)	(13)
Accurate Background, LLC	Information Technology	9.67%	L + 6.00%	1.00%	03/26/2027	4,470	4,122	4,257	(26)
AIDC Intermediateco 2, LLC (Peak Technologies)	Information Technology	8.91%	SOFR + 6.25%	1.00%	07/22/2027	5,000	4,914	4,913	(26)
Alternative Biomedical Solutions, LLC	Healthcare	8.00%	—	—	12/18/2022	6,941	6,941	6,245
American Academy Holdings, LLC	Healthcare	14.11%	L + 4.75%, 6.25% PIK%	1.00%	03/26/2027	2,483	2,462	2,434	(26)
American Clinical Solutions, LLC	Healthcare	7.00%	—	—	12/31/2022	3,500	3,500	3,387
AP Core Holdings II, LLC	Information Technology	8.62%	L + 5.50%	0.75%	07/21/2027	1,188	1,173	1,172	(26)
AP Core Holdings II, LLC	Information Technology	8.62%	L + 5.50%	0.75%	07/21/2027	1,250	1,235	1,237	(26)
Beta Plus Technologies	Financials	7.76%	SOFR + 5.25%	—	06/29/2029	3,000	2,942	2,940	(26)
Beta Plus Technologies (Revolver)	Financials	—	SOFR + 5.25%	—	06/29/2029	—	—	—	(18)
BigMouth, Inc.	Consumer Products	—	—	—	11/14/2021	998	174	200	(7)(25)
Bradshaw International, Inc.	Consumer Discretionary	8.88%	L + 5.75%	1.00%	10/21/2027	502	491	466	(26)
Bradshaw International, Inc. (Revolver)	Consumer Discretionary	8.69%	L + 5.75%	1.00%	10/21/2026	384	365	317	(14)
CIMSense	Financials	8.30%	SOFR + 5.50%	1.00%	12/17/2026	2,927	2,907	2,906	(26)
Critical Nurse Staffing, LLC	Healthcare	8.81%	L + 6.00%	1.00%	10/30/2026	5,457	5,779	5,766	(15)(26)
Critical Nurse Staffing, LLC (Revolver)	Healthcare	—	L + 6.00%	1.00%	10/30/2026	—	(14)	(14)	(16)
Dodge Data & Analytics LLC	Information Technology	7.58%	SOFR + 4.75%	1.00%	02/12/2029	1,496	1,475	1,440	(26)
Epic Staffing Group	Industrials	9.03%	SOFR + 6.00%	—	07/27/2028	4,118	3,829	3,875	(17)(26)
Florida Food Products, LLC	Consumer Staples	8.03%	SOFR + 5.00%	0.75%	10/18/2028	2,000	1,883	1,932	(26)
Fortis Payment Solutions	Financials	8.92%	L + 5.25%	1.00%	02/13/2026	2,926	2,909	2,909	(26)
Heads Up Technologies	Industrials	8.34%	SOFR + 5.50%	0.75%	08/10/2029	2,933	2,905	2,904	(26)
HUMC Opco, LLC	Healthcare	9.00%	—	—	12/31/2022	4,411	4,411	4,411	(26)
JO ET Holdings Limited	Information Technology	16.21%	SOFR+6.00%, 7.00% PIK	1.00%	12/15/2026	1,047	1,030	1,024	(26)
Jurassic Quest Holdings, LLC	Entertainment	10.06%	L + 7.50%	2.00%	05/01/2026	7,980	7,980	7,724	(26)
Keg Logistics LLC	Consumer Discretionary	8.96%	L + 6.00%	1.00%	11/23/2027	7,478	7,382	7,264	(26)
Keg Logistics LLC (Revolver)	Consumer Discretionary	8.86%	L + 6.00%	1.00%	11/23/2027	872	861	847
Lucky Bucks, LLC	Consumer Discretionary	8.31%	SOFR + 5.50%	0.75%	07/21/2027	2,887	2,841	2,555	(26)
Marble Point Credit Management LLC	Financials	9.53%	L + 6.00%	1.00%	08/11/2028	5,578	5,450	5,578	(26)
Marble Point Credit Management LLC (Revolver)	Financials	—	L + 6.00%	1.00%	08/11/2028	—	(21)	—	(24)
Material Handling Systems, Inc.	Industrials	9.05%	SOFR + 5.50%	1.00%	06/08/2029	2,000	1,797	1,795	(26)
Patriot Pickle, Inc.	Consumer Staples	9.38%	SOFR + 5.68%	—	04/13/2027	2,926	2,904	2,904	(26)
Premier Imaging, LLC	Healthcare	8.87%	L + 5.75%	1.00%	12/29/2028	2,603	2,570	2,533	(20)(26)
Sequoia Healthcare Management, LLC	Healthcare Management	—	—	—	08/21/2023	11,935	11,935	8,713	(7)
Shock Doctor, Inc.	Consumer Discretionary	7.80%	SOFR + 5.00%	1.00%	05/14/2024	2,926	2,915	2,915	(26)
STG Logistics	Industrials	9.13%	SOFR + 6.00%	0.75%	05/31/2028	2,494	2,415	2,394	(26)
South Street Securities Holdings, Inc.	Financials	9.00%	—	—	09/20/2027	450	376	375	(26)
Symplr Software, Inc.	Healthcare	7.63%	SOFR + 4.50%	0.75%	12/22/2027	1,692	1,688	1,597	(26)
Wealth Enhancement Group, LLC	Financials	8.54%	SOFR + 6.00%	1.00%	10/02/2027	6,973	6,946	6,955	(26)
Wealth Enhancement Group, LLC (Revolver)	Financials	—	SOFR + 6.00%	1.00%	10/02/2027	—	(2)	(1)	(22)
Total First Lien/Senior Secured Debt							117,889	113,287
Second Lien/Senior Secured Debt - 7.0%
American Academy Holdings, LLC	Healthcare	14.50% PIK	—	—	03/01/2028	3,458	3,372	2,857	(26)
BLST Operating Company, LLC	Online Merchandise Retailer	11.29%	L + 8.50%	0.50%	08/28/2025	1,780	1,780	1,749	(8)(26)
Ivanti Software, Inc.	Information Technology	10.33%	L + 7.25%	0.50%	12/01/2028	3,000	2,986	2,255
Total Second Lien/Senior Secured Debt							8,138	6,861
Subordinated Debt - 26.6%
Eastport Holdings, LLC	Business Services	11.97%	SOFR + 8.50%	1.00%	09/29/2027	19,250	19,250	19,250
Lucky Bucks, LLC	Consumer Discretionary	12.50% PIK	—	—	05/29/2028	2,193	2,157	1,826
Tubular Textile Machinery, Inc.	Textile Equipment Manufacturer	5.00%	—	—	10/29/2027	5,094	5,094	5,020
Total Subordinated Debt							26,501	26,096
Collateralized Loan Obligations - 6.8%
JMP Credit Advisors CLO IV Ltd.	Financials	6.30%	—	—	07/17/2029	7,891	2,747	2,742	(19)(28)
JMP Credit Advisors CLO V Ltd.	Financials	7.06%	—	—	07/17/2030	7,320	4,520	3,922	(19)(28)
Total Collateralized Loan Obligations							7,267	6,664
Preferred Stock and Units - 2.8%
Alternative Biomedical Solutions, LLC - Series A	Healthcare	—	—	—	—	15,248	1,276	371
Alternative Biomedical Solutions, LLC - Series B	Healthcare	—	—	—	—	53,023	3,947	—
Alternative Biomedical Solutions, LLC - Series C	Healthcare	—	—	—	—	78,900	—	—
American Academy Holdings, LLC	Healthcare					102,261	—	109	(6)
Jurassic Quest Holdings, LLC	Entertainment	—	—	—	—	467,784	480	260	(6)
MicroHoldco, LLC	General Industrial	—	—	—	—	740,237	749	641	(11)
Taylor Precision Products, Inc. - Series C	Household Product Manufacturer	—	—	—	—	379	758	758
U.S. BioTek Laboratories, LLC - Class A	Testing Laboratories	—	—	—	—	500	540	652
Total Preferred Stock and Units		—	—	—	—		7,750	2,791
Common Stock and Membership Units - 10.9%		—	—	—	—
Alternative Biomedical Solutions, LLC	Healthcare	—	—	—	—	20,092	800	—
Alternative Biomedical Solutions, LLC - Membership Unit Warrants	Healthcare	—	—	—	—	49,295	—	—
American Academy Holdings, LLC	Healthcare	—	—	—	—	0.05	—	181	(6)
American Clinical Solutions, LLC - Class A	Healthcare	—	—	—	—	6,030,384	3,198	3,461	(6)
Aperture Dodge 18 LLC	Financials					48,632	49	49	(21)(26)
BLST Operating Company, LLC - Class A	Online Merchandise Retailer	—	—	—	—	217,013	286	3,779	(6)
Burke America Parts Group, LLC	Home Repair Parts Manufacturer	—	—	—	—	14	5	2,741	(6)
Freedom Electronics, LLC	Electronic Machine Repair	—	—	—	—	181,818	182	264
South Street Securities Holdings, Inc. - Warrants	Financials					567	65	65	(26)
U.S. BioTek Laboratories, LLC - Class C	Testing Laboratories	—	—	—	—	578	1	165
Total Common Stock and Membership Units							4,586	10,705
Total Investments in Non-Control, Non-Affiliate Portfolio Companies							172,131	166,404

See accompanying notes to consolidated financial statements.

Logan Ridge Finance Corporation

Consolidated Schedule of Investments - Continued

(in thousands, excepts for units/shares)

September 30, 2022

(unaudited)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Affiliated Portfolio Companies - 27.2%^
First Lien/Senior Secured Debt - 6.3%
MMI Holdings, LLC	Medical Device Distributor	12.00%	—	—	10/01/2022	2,600	2,600	2,600
RAM Payment, LLC (First Out)	Financial Services	7.56%	L + 5.00%	1.50%	01/04/2024	954	954	952	(26)
RAM Payment, LLC (Last Out)	Financial Services	10.90%	—	—	01/04/2024	2,587	2,587	2,587	(10)(26)
Total First Lien/Senior Secured Debt							6,141	6,139
Second Lien/Senior Secured Debt - 0.9%
MMI Holdings, LLC	Medical Device Distributor	6.00%	—	—	10/01/2022	400	388	400
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	15% PIK	—	—	09/11/2023	3	4	3	(9)
V12 Holdings, Inc.	Data Processing & Digital Marketing	—	—	—	—	509	490	509	(11)
Total Second Lien/Senior Secured Debt							882	912
Joint Ventures - 0.3%
Great Lakes II Funding LLC - Series A	Financials	—	—	—	—	277,244	277	270	(28)(29)
Total Joint Ventures							277	270
Preferred Stock and Units - 0.3%
GA Communications, Inc. - Series A-1	Advertising & Marketing Services	—	—	—	—	1,998	3,477	3,823
GreenPark Infrastructure, LLC - Series A	Industrials	—	—	—	—	400	200	200	(6)
LJS Partners, LLC	QSR Franchisor	—	—	—	—	202,336	437	934
MMI Holdings, LLC	Medical Device Distributor	8.00% PIK	—	—	—	1,000	1,875	1,851	(27)
RAM Payment, LLC	Financial Services	6.00% PIK	—	—	—	86,000	1,116	2,869	(27)
Total Preferred Stock and Units							7,105	9,677
Common Stock and Membership Units - 9.9%
Burgaflex Holdings, LLC - Class A	Automobile Part Manufacturer	—	—	—	—	1,253,198	1,504	1,914
Burgaflex Holdings, LLC - Class B	Automobile Part Manufacturer	—	—	—	—	1,085,073	362	2,905
GA Communications, Inc. - Series B-1	Advertising & Marketing Services	—	—	—	—	200,000	2	—
GreenPark Infrastructure, LLC - Series M-1	Industrials	—	—	—	—	200	69	69	(6)(23)
LJS Partners, LLC	QSR Franchisor	—	—	—	—	2,593,234	1,224	2,692
MMI Holdings, LLC	Medical Device Distributor	—	—	—	—	45	—	—
Nth Degree Investment Group, LLC	Business Services	—	—	—	—	6,088,000	6,088	1,937
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	—	—	—	—	15,068,000	6,958	201
Total Common Stock and Membership Units							16,207	9,718
Total Investments in Affiliated Portfolio Companies^							30,612	26,716
Total Investments - 196.7%							$202,743	$193,120

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

(+) Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to either LIBOR ("L"), SOFR or alternate base rate (commonly known as the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 6 month, 3 month, or 1 month L rates. SOFR loans are typically indexed to 6 month, 3 month, or 1 month SOFR rates. As of September 30, 2022, rates for the 6 month, 3 month, and 1 month L are 4.23%, 3.75%, and 3.14%, respectively. As of September 30, 2022, rates for the 6 month, 3 month and 1 month SOFR are 3.99%, 3.59%, and 3.04%, respectively. As of September 30, 2022, P was 6.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2022.

(++) Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.

(1)
All investments valued using unobservable inputs (Level 3), unless otherwise noted.
(2)
The fair value of each of the Company’s investments is determined in good faith using significant unobservable inputs by the Adviser in its role as “valuation designee” in accordance with Rule 2a-5 under the 1940 Act, pursuant to valuation policies and procedures that have been approved by the Company’s board of directors (the "Board").
(3)
All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.
(4)
Percentages are based on net assets as of September 30, 2022.
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
(12)
The investment has a $0.9 million unfunded commitment.
(13)
The investment has a $1.5 million unfunded commitment.
(14)
The investment has a $0.5 million unfunded commitment.
(15)
The investment has a $2.1 million unfunded commitment.
(16)
The investment has a $1.0 million unfunded commitment.
(17)
The investment has a $0.9 million unfunded commitment.
(18)
The investment has a $0.5 million unfunded commitment.
(19)
Collateralized loan obligations ("CLO" or "CLO's") are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments

See accompanying notes to consolidated financial statements.

Logan Ridge Finance Corporation

Consolidated Schedule of Investments - Continued

(in thousands, excepts for units/shares)

September 30, 2022

(unaudited)

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
(21)
The investment has a $2.0 million unfunded commitment.
(22)
The investment has a $0.4 million unfunded commitment.
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
(28)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2022, qualifying assets represent 96.7% of the Company’s total assets and non-qualifying assets represent 3.3% of the Company’s total assets.
(29)
The investment has a $0.2 million unfunded commitment.

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
(22)
The investment has a $0.2 million unfunded commitment.
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

September 30, 2022

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III, and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III, and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their small business investment company ("SBIC") licenses, continued to hold their existing investments at the time of the IPO and have continued to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share, resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (the “SBA-guaranteed debentures”) and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. As of September 30, 2022, there were no SBA-guaranteed debentures outstanding.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying our annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, including Fund II, Fund III, CBL, and the Taxable Subsidiaries.

The Company’s financial statements as of September 30, 2022 and December 31, 2021 and for the periods ended September 30, 2022 and 2021 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Valuation of Investments

Investment transactions are recorded on the trade date. Realized gains or losses on investments are calculated using the specific identification method as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation when gains or losses are recognized.

Investments for which market quotations are available are typically valued at those market quotations. To validate market quotations, the Company will utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations.

Debt that is not publicly traded but for which there are external pricing sources available as of the valuation date is valued using independent broker-dealer, market maker quotations or independent pricing services. The valuation committee, comprised of members of the Adviser, (the “Valuation Committee”) subjects these quotes to various criteria including, but not limited to, the number and quality of quotes, the deviation among the quotes and information derived from analyzing the Company’s own transactions in such investments throughout the reporting period. Generally, such investments are categorized in level 2 of the fair value hierarchy, unless the Valuation Committee determines that the quality, quantity or deviation among quotes warrants significant adjustment to the inputs utilized.

The Board has designated the Adviser as its "valuation designee" pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. The Board remains ultimately responsible for fair value determinations under the 1940 Act and satisfies its responsibility through oversight of the valuation designee in accordance with Rule 2a-5. Investments that are not publicly traded or whose market prices are not readily available, as is expected to be the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Adviser, based on, among other things, input of independent third-party valuation firm(s).

The Adviser undertakes a multi-step valuation process, which includes, among other procedures, the following:

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

•
The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued using certain inputs, among others, provided by the investment professionals responsible for the portfolio investment in conjunction with the Company’s portfolio management team. The Company utilizes an independent valuation firm to provide valuation on each material illiquid security at least once every trailing 12-month period,
•
Preliminary valuations are reviewed and discussed with management of the Adviser and investment professionals; and
•
the Adviser will review the valuations and determine the fair value of each investment. Valuations that are not based on readily available market quotations will be valued in good faith based on, among other things, the input of, where applicable, third parties.

As part of the valuation process, the Adviser may consider other information and may use valuation methods including but not limited to (i) market quotes for similar investments, (ii) recent trading activity, (iii) discounting forecasted cash flows of the investment, (iv) models that consider the implied yields from comparable debt, (v) third party appraisal, (vi) sale negotiations and purchase offers received from independent parties and (vii) estimated value of underlying assets to be received in liquidation or restructuring.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

Under existing accounting guidance, fair value is defined as the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. This accounting guidance emphasizes valuation techniques that maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

The Company classifies the inputs used to measure these fair values into the following hierarchy as defined by current accounting guidance:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible to the Company.

Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3: Significant inputs that are unobservable for an asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Investments for which no external pricing sources are available as of the valuation date are included in level 3 of the fair value hierarchy.

As a practical expedient, the Company uses net asset value (“NAV”) as the fair value for its equity investment in Great Lakes Funding II, LLC ("Great Lakes II Joint Venture"). The Great Lakes II Joint Venture records its underlying investments at fair value on a quarterly basis in accordance with the 1940 Act and US GAAP.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

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

Commitments and Contingencies

As of September 30, 2022, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $2.4 million to Accordion Partners LLC, $2.0 million to Aperture Dodge 18 LLC, $0.5 million to Beta Plus Technologies, $0.5 million to Bradshaw International, Inc., $3.1 million to Critical Nurse Staffing, LLC, $0.9 million to Epic Staffing Group, $0.2 million to Great Lakes II Funding LLC, $0.7 million to GreenPark Infrastructure, LLC, $2.5 million to Marble Point Credit Management LLC, $1.4 million to Premiere Imaging, LLC, and $0.4 million to Wealth Enhancement Group, LLC. As of December 31, 2021, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $9.0 million to Accordion Partners LLC, $0.7 million to Bradshaw International, Inc., $3.1 million to Critical Nursing Staffing, LLC, $3.5 million to J5 Infrastructure Partners, LLC, $0.9 million to Keg Logistics LLC, $2.5 million to Marble Point Credit Management LLC, $1.9 million to Premiere Imaging, LLC, and $3.5 million to Wealth Enhancement Group, LLC.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

unspecified, unsupportable, unexplained or uncertain; discovery has not started or is not complete; there are significant facts in dispute; and there are other parties who may share in any ultimate liability.

In management’s opinion, no direct losses with respect to litigation contingencies were probable as of September 30, 2022 and December 31, 2021. Management is of the opinion that the ultimate resolution of such claims, if any, will not materially affect the Company’s business, financial position, results of operations, or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to litigation contingencies.

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

The tax years ended December 31, 2021, 2020, 2019 and 2018 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the three and nine months ended September 30, 2022 and 2021. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

For U.S. federal income tax purposes, as of September 30, 2022, the aggregate net unrealized depreciation for all securities was $13.4 million. As of September 30, 2022, gross unrealized appreciation was $18.8 million and gross unrealized depreciation was $32.2 million. The aggregate cost of securities for U.S. federal income tax purposes was $206.5 million as of September 30, 2022. For U.S. federal income tax purposes, as of December 31, 2021, the aggregate net unrealized appreciation for all securities was $3.6 million. As of December 31, 2021, gross unrealized appreciation was $38.6 million and gross unrealized depreciation was $35.0 million. The aggregate cost of securities for U.S. federal income tax purposes was $194.6 million as of December 31, 2021.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of both September 30, 2022 and December 31, 2021, the Company recorded a net deferred tax asset of zero. For both the three and nine months ended September 30, 2022 and 2021, the Company recorded a tax provision of zero. As of September 30, 2022 and December 31, 2021, the valuation allowance on the Company’s deferred tax asset was $2.9 million and $2.5 million, respectively. During both the three and nine months ended September 30, 2022, the Company recognized an increase in the valuation allowance of zero and $0.4 million, respectively. During the three and nine months ended September 30, 2021, the Company recognized a decrease in the valuation allowance of $(0.4) million and $(1.4) million, respectively.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of September 30, 2022 and December 31, 2021, there were no uncertain tax positions.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

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

Note 4. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market and traditional middle-market companies. As of September 30, 2022, our portfolio consisted of investments in 54 portfolio companies with a fair value of approximately $193.1 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of September 30, 2022, 2.2% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2021, 8.5% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the three months ended September 30, 2022, we made approximately $36.7 million of investments and had approximately $17.1 million in repayments and sales, resulting in net deployment of approximately $19.6 million for the period. During the three months ended September 30, 2021, the Company made $33.3 million of investments and had approximately $64.1 million in repayments and sales, resulting in net repayments and sales of approximately $30.8 million for the period.

During the nine months ended September 30, 2022, we made approximately $83.8 million of investments and had approximately $83.8 million in repayments and sales, resulting in net repayments and sales of less than $0.1 million for the period. During the nine months ended September 30, 2021, the Company made $43.3 million of investments and had approximately $127.5 million in repayments and sales, resulting in net repayments and sales of approximately $84.2 million for the period.

As of September 30, 2022, the Company’s Adviser approved the fair value of the Company’s investment portfolio of approximately $193.1 million in good faith in accordance with the Company’s valuation procedures. The Company’s Adviser approved the fair value of the Company’s investment portfolio as of September 30, 2022 with input from a third-party valuation firm and the Investment Advisor based on information known or knowable as of the valuation date, including trailing and forward looking data.

The composition of our investments as of September 30, 2022, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$124,030	61.2%	$119,426	61.9%
Second Lien Debt	9,020	4.4%	7,773	4.0%
Subordinated Debt	26,501	13.1%	26,096	13.5%
Collateralized Loan Obligations	7,267	3.6%	6,664	3.5%
Joint Venture	277	0.1%	270	0.1%
Equity	35,648	17.6%	32,891	17.0%
Total	$202,743	100.0%	$193,120	100.0%

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

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

The following table presents the fair value measurements of investments, by major class, as of September 30, 2022, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	NAV	Total
First Lien Debt	$—	$—	$119,426	$—	$119,426
Second Lien Debt	—	—	7,773	—	7,773
Subordinated Debt	—	—	26,096	—	26,096
Collateralized Loan Obligations	—	—	6,664	—	6,664
Joint Venture	—	—	—	270	270
Equity	—	—	32,891	—	32,891
Total	$—	$—	$192,850	$270	$193,120

The following table presents fair value measurements of investments, by major class, as of December 31, 2021, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$98,251	$98,251
Second Lien Debt	—	—	30,190	30,190
Subordinated Debt	—	—	5,050	5,050
Equity	—	—	64,698	64,698
Total	$—	$—	$198,189	$198,189

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2022 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Collateralized Loan Obligations	Equity	Total
Balance as of January 1, 2022	$98,251	$30,190	$5,050	$7,717	$56,981	$198,189
Repayments/sales	(38,842)	(24,429)	1	(678)	(19,749)	(83,697)
Purchases	58,674	3,086	21,272	—	382	83,414
Payment-in-kind interest and dividends accrued	140	276	175	—	146	737
Accretion of original issue discount	367	38	4	846	—	1,255
Net realized gain (loss) on investments	21	(1)	—	(940)	11,194	10,274
Net unrealized appreciation (depreciation) on investments	815	(1,387)	(406)	(281)	(16,063)	(17,322)
Balance as of September 30, 2022	$119,426	$7,773	$26,096	$6,664	$32,891	$192,850

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2021 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity	Total
Balance as of January 1, 2021	$167,418	$39,209	$—	$67,572	$274,199
Repayments/sales	(87,377)	(20,066)	—	(20,076)	(127,519)
Purchases	41,295	1,980	—	—	43,275
Payment-in-kind interest and dividends accrued	259	—	—	134	393
Accretion of original issue discount	59	97	—	—	156
Net realized (loss) gain on investments	(12,880)	19	—	13,210	349
Net unrealized appreciation (depreciation) on investments	5,080	(74)	—	(1,346)	3,660
Balance as of September 30, 2021	$113,854	$21,165	$—	$59,494	$194,513

The net change in unrealized (depreciation) appreciation on investments held was $(17.3) million and $3.7 million for the nine months ended September 30, 2022 and 2021, respectively, and is included in net change in unrealized appreciation on investments on the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of September 30, 2022 were as follows:

	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (2)
First lien debt	$1.6	Market	Broker/Dealer Quotes	N/A
First lien debt	117.8	Income and Asset(1)	Required Rate of Return	6.0% – 25.0% (12.2%)
Second lien debt	4.0	Market	Broker/Dealer Quotes	N/A
Second lien debt	3.4	Income	Required Rate of Return	1.6% – 18.8% (16.2%)
Second lien debt	0.4	Enterprise Market Value	Revenue multiple	4.7x
Subordinated debt	26.1	Income	Required Rate of Return	5.7% – 15.9% (11.5%)
Collateralized loan obligations	6.7	Income	Discount Margin	22.1% – 25.0% (23.8%)
Equity	32.3	Enterprise Market Value and Asset(1)	EBITDA multiple	1.0x – 18.8x (6.4x)
Equity	0.6	Enterprise Market Value	Revenue multiple	0.4x – 0.6x (0.5x)
	$192.9
(1)
$0.2 million of first lien debt and $0.8 million of equity and warrants were valued using the asset approach.
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

September 30, 2022

(Unaudited)

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

Great Lakes Funding II LLC

In August 2022, the Company invested in Great Lakes Funding II LLC - Series A (the “Great Lakes II Joint Venture”), a joint venture with an investment strategy to underwrite and hold senior, secured unitranche loans made to middle-market companies. The Company treats its investment in the Great Lakes II Joint Venture as a joint venture since an affiliate of the Adviser controls a 50% voting interest in the Great Lakes II Joint Venture.

The Great Lakes II Joint Venture is a Delaware series limited liability company, and pursuant to the terms of the Great Lakes Funding II LLC Limited Liability Company Agreement (the “Great Lakes II LLC Agreement”), prior to the end of the investment period with respect to each series established under the Great Lakes II LLC Agreement, each member of the predecessor series would be offered the opportunity to roll its interests into any subsequent series of the Great Lakes II Joint Venture. The Company does not pay any advisory fees in connection with its investment in the Great Lakes II Joint Venture. Certain other funds managed by the Adviser or its affiliates have also invested in the Great Lakes II Joint Venture.

The fair value of the Company’s investment in the Great Lakes II Joint Venture at September 30, 2022 was $0.3 million. Fair value has been determined utilizing the net asset value as a practical expedient pursuant to US GAAP. Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of September 30, 2022, the Company has a $0.2 million unfunded commitment to the Great Lakes II Joint Venture.

Note 5. Transactions With Affiliated Companies

During the nine months ended September 30, 2022, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2021 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	September 30, 2022 Fair Value
Affiliate investments (6)
Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)	$—	$—	$1,528	$—	$—	$—	$1,377	$2,905
Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)	—	—	1,193	—	—	—	721	1,914
			—	2,721	—	—	—	2,098	4,819
GA Communications, Inc.	Series A-1 Preferred Stock (1,998 shares)	—	—	4,394	—	—	—	(571)	3,823
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)	—	—	185	—	—	—	(185)	—
			—	4,579	—	—	—	(756)	3,823
Great Lakes II Funding LLC	Series A	—	—	—	277	—	—	(7)	270
			—	—	277	—	—	(7)	270
GreenPark Infrastructure, LLC	Series A (400 Units)	—	—	—	200	—	—	—	200
GreenPark Infrastructure, LLC	Series M-1 (200 Units)	—	—	—	69	—	—	—	69
			—	—	269	—	—	—	269
LJS Partners, LLC	Preferred Units (202,336 units)	—	—	843	—	—	—	91	934
LJS Partners, LLC	Common Membership Units (2,593,234 units)	—	—	7,164	—	—	—	(4,472)	2,692
			—	8,007	—	—	—	(4,381)	3,626
MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 4/1/22)	2,600	229	2,600	—	—	—	—	2,600
MMI Holdings, LLC	Second Lien Debt (6.0% Cash, Due 4/1/22)	400	18	400	—	—	—	—	400
MMI Holdings, LLC (5)	Preferred Units (1,000 units, 6.0% PIK Dividend)	—	89	1,898	89	—	—	(136)	1,851
MMI Holdings, LLC	Common Membership Units (45 units)	—	—	63	—	—	—	(63)	—
			336	4,961	89	—	—	(199)	4,851
Nth Degree Investment Group, LLC	Membership Units (6,088,000 Units)	—	—	—	—	—	—	1,937	1,937
			—	—	—	—	—	1,937	1,937
RAM Payment, LLC	First Lien Debt (6.5% Cash (1 month LIBOR + 5.0%), 1.5% Floor), Due 1/4/24)	969	61	998	—	(44)	—	(2)	952
RAM Payment, LLC	First Lien Debt (9.8% Cash, Due 1/4/24)	2,627	212	2,706	—	(118)	—	(1)	2,587
RAM Payment, LLC (5)	Preferred Units (86,000 units, 8.0% PIK Dividend)	—	51	3,726	51	—	—	(908)	2,869
			324	7,430	51	(162)	—	(911)	6,408
Sierra Hamilton Holdings Corporation	Second Lien Debt (15.0%, Due 9/12/23)	3	1	3	—	—	—	—	3
Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)	—	—	330	—	—	—	(129)	201
			1	333	—	—	—	(129)	204
V12 Holdings, Inc.	Second Lien Debt	509	—	509	—	—	—	—	509
			—	509	—	—	—	—	509
Total Affiliate investments			$661	$28,540	$686	$(162)	$—	$(2,348)	$26,716
Control investments
Vology, Inc.	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 3/31/22)	$—	$228	$3,635	$—	$(3,635)	$—	$—	—
Vology, Inc.	Class A Preferred Units (9,041,810 Units)	—	—	3,204	—	—	(5,215)	2,011	—
Vology, Inc.	Membership Units (5,363,982 Units)	—	—	—	—	—	—	—	—
Total Control investments			$228	$6,839	$—	$(3,635)	$(5,215)	$2,011	$—

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

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
(6)

During the second quarter of 2022, Eastport Holdings, LLC completed a refinancing and recapitalization transaction. Logan Ridge received $16.5 million in cash and $19.3 million in principal of a new debt security in exchange for all of its previous debt and equity securities, which resulted in a realized gain of approximately $16.0 million on the Company's equity interest. As a result of this transaction, Eastport Holdings, LLC is no longer an affiliate of the Company.

During the year ended December 31, 2021, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2020 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2021 Fair Value
Affiliate investments
Burgaflex Holdings, LLC	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	$—	$152	$13,597	$—	$(13,597)	$—	$—	$—
Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)	—	—	1,338	—	—	—	190	1,528
Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)	—	—	—	—	—	—	1,193	1,193
			152	14,935	—	(13,597)	—	1,383	2,721
City Gear, LLC	Membership Unit Warrants		—	2,011	—	(2,215)	2,215	(2,011)	—
			—	2,011	—	(2,215)	2,215	(2,011)	—
Eastport Holdings, LLC	Second Lien Debt (13.5% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/30/22)	16,500	2,402	16,500	123	—	—	(123)	16,500
Eastport Holdings, LLC	Membership Units (22.9% ownership)	—	—	20,294	—	—	—	(3,975)	16,319
			2,402	36,794	123	—	—	(4,098)	32,819
GA Communications, Inc.	Series A-1 Preferred Stock (1,998 shares)	—	—	4,066	—	—	—	328	4,394
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)	—	—	146	—	—	—	39	185
			—	4,212	—	—	—	367	4,579
LJS Partners, LLC	Preferred Units (202,336 units)	—	—	756	—	—	—	87	843
LJS Partners, LLC	Common Membership Units (2,593,234 units)	—	24	3,951	—	—	—	3,213	7,164
			24	4,707	—	—	—	3,300	8,007
MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 1/31/22)	2,600	316	2,600	—	—	—	—	2,600
MMI Holdings, LLC	Second Lien Debt (6.0% Cash, Due 1/31/22)	400	24	400	—	—	—	—	400
MMI Holdings, LLC (5)	Preferred Units (1,000 units, 6.0% PIK Dividend)	—	110	1,815	110	—	—	(27)	1,898
MMI Holdings, LLC	Common Membership Units (45 units)	—	—	204	—	—	—	(141)	63
			450	5,019	110	—	—	(168)	4,961
Navis Holdings, Inc.	First Lien Debt (9.0% Cash, 2.0% PIK, Due 6/30/23)	—	993	10,882	181	(11,212)	—	149	—
Navis Holdings, Inc.	Class A Preferred Stock (1,000 shares)	—	100	986	—	(1,000)	—	14	—
Navis Holdings, Inc.	Common Stock (60,000 shares)	—	—	—	—	(260)	260	—	—
			1,093	11,868	181	(12,472)	260	163	—
Nth Degree Investment Group, LLC	Membership Units (6,088,000 Units)	—	—	—	—	—	—	—	—
			—	—	—	—	—	—	—
RAM Payment, LLC	First Lien Debt (6.5% Cash (1 month LIBOR + 5.0%), 1.5% Floor), Due 1/4/24)	983	126	2,451	—	(1,455)	—	2	998
RAM Payment, LLC	First Lien Debt (9.8% Cash, Due 1/4/24)	2,666	517	6,646	—	(3,939)	—	(1)	2,706
RAM Payment, LLC (5)	Preferred Units (86,000 units, 8.0% PIK Dividend)	—	124	2,874	69	—	—	783	3,726
			767	11,971	69	(5,394)	—	784	7,430
Sierra Hamilton Holdings Corporation	Second Lien Debt (15.0%, Due 9/12/23)	3	108	441	12	(450)	—	—	3
Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)	—	—	977	—	—	—	(647)	330
			108	1,418	12	(450)	—	(647)	333
V12 Holdings, Inc.	Second Lien Debt	509	—	490	—	—	—	19	509
			—	490	—	—	—	19	509
Total Affiliate investments			$4,996	$93,425	$495	$(34,128)	$2,475	$(908)	$61,359
Control investments
Vology, Inc.	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 3/31/22)	$3,586	$293	$3,732	$—	$(97)	$—	$—	3,635
Vology, Inc.	Class A Preferred Units (9,041,810 Units)	—	—	4,687	—	—	—	(1,483)	3,204
Vology, Inc.	Membership Units (5,363,982 Units)	—	—	—	—	—	—	—	—
Total Control investments			$293	$8,419	$—	$(97)	$—	$(1,483)	$6,839

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

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

September 30, 2022

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

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Advisor that would, when taken together with all other incentive fees paid to the Investment Advisor during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

such payment is payable under the Investment Advisory Agreement. As of September 30, 2022 and December 31, 2021, the Company had incentive fees payable to the Investment Advisor of zero and zero related to fees earned in prior years but deferred under the incentive fee deferral mechanism.

As part of the Transaction, the Investment Advisor entered into a two-year contractual fee waiver (the “Fee Waiver”) with the Company to waive, to the extent necessary, any capital gains fee under the Investment Advisory Agreement that exceeds what would have been paid to Capitala in the aggregate over such two-year period under the prior advisory agreement.

For the three months ended September 30, 2022 and 2021, the Company incurred $0.9 million and $1.1 million in base management fees, respectively. The Company did not earn an incentive fee related to pre-incentive fee net investment income or capital gains for both the three months ended September 30, 2022 and 2021.

For the nine months ended September 30, 2022 and 2021, the Company incurred $2.9 million and $3.8 million in base management fees, respectively. The Company did not earn an incentive fee related to pre-incentive fee net investment income or capital gains for both the nine months ended September 30, 2022 and 2021.

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

For the three months ended September 30, 2022 and 2021, the Company accrued $0.2 million and $0.2 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

For the nine months ended September 30, 2022 and 2021, the Company accrued $0.4 million and $0.9 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

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

Note 7. Related Party Transactions

As of September 30, 2022 and December 31, 2021, the Company had $0.9 million and $1.1 million of management and incentive fees payable. These amounts are reflected in the accompanying consolidated statements of assets and liabilities under the caption “Management and incentive fees payable."

During the three months ended September 30, 2022, there were no transactions subject to Rule 17a-7 under the 1940 Act. During the nine months ended September 30, 2022, the Company sold $7.9 million in total investments to an affiliated fund in accordance with, and pursuant to procedures adopted under, Rule 17a-7 of the 1940 Act. Realized losses on those sales for the same period amounted to less than $0.1 million. There were no transactions subject to Rule 17a-7 under the 1940 Act during the three and nine months ended September 30, 2021.

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

As of September 30, 2022 and December 31, 2021, there were no SBA-guaranteed debentures outstanding.

The following table summarizes the historical interest expense and annual charges, deferred financing costs, average outstanding balance, and average stated interest and annual charge rate on the SBA-guaranteed debentures for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense and annual charges	$—	$—	$—	$1,066
Deferred financing costs	—	—	—	188
Total interest and financing expenses	$—	$—	$—	$1,254
Average outstanding balance	$—	$—	$—	$45,154
Average stated interest and annual charge rate	N/A	N/A	N/A	3.14%

2022 Notes

On May 16, 2017, the Company issued $70.0 million in aggregate principal amount of 6.0% fixed-rate notes due May 31, 2022 (the “2022 Notes”). On May 25, 2017, the Company issued an additional $5.0 million in aggregate principal amount of the 2022 Notes pursuant to a partial exercise of the underwriters’ overallotment option. On November 1, 2021, the Company notified the Trustee for the Company's 2022 Notes, of the Company's election to redeem $50.0 million aggregate principal amount of the 2022 Notes outstanding. The redemption was completed on December 6, 2021. On May 31, 2022, the remaining 2022 Notes reached maturity, and the entire outstanding principal of the 2022 Notes became payable and was paid by the Company. Accordingly, as of September 30, 2022, there were no 2022 Notes outstanding. As of December 31, 2021, the Company had $22.8 million in aggregate principal amount of 2022 Notes outstanding.

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Notes for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense	$—	$1,092	$609	$3,278
Deferred financing costs	—	149	45	438
Total interest and financing expenses	$—	$1,241	$654	$3,716
Average outstanding balance	$—	$72,833	$12,546	$72,833
Average stated interest rate	N/A	6.00%	6.00%	6.00%

2022 Convertible Notes

On May 26, 2017, the Company issued $50.0 million in aggregate principal amount of 5.75% fixed-rate convertible notes due May 31, 2022 (the “2022 Convertible Notes”). On June 26, 2017, the Company issued an additional $2.1 million in aggregate principal amount of the 2022 Convertible Notes pursuant to a partial exercise of the underwriters’ overallotment option. On May 31, 2022, the 2022 Convertible Notes reached maturity, and the entire outstanding principal of the 2022 Convertible Notes became payable, and was paid by the Company. Accordingly, as of September 30, 2022, there were no 2022 Convertible Notes outstanding. As of December 31, 2021, the Company had $52.1 million in 2022 Convertible Notes outstanding.

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Convertible Notes for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense	$—	$750	$1,239	$2,248
Deferred financing costs	—	96	168	287
Total interest and financing expenses	$—	$846	$1,407	$2,535
Average outstanding balance	$—	$52,088	$28,620	$52,088
Average stated interest rate	N/A	5.75%	5.75%	5.75%

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

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

As of September 30, 2022 and December 31, 2021, the Company had $50.0 million, respectively in 2026 Notes outstanding.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2026 Notes for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense	$694	$—	$2,106	$—
Deferred financing costs	50	—	120	—
Total interest and financing expenses	$744	$—	$2,226	$—
Average outstanding balance	$50,000	$—	$50,000	$—
Average stated interest rate	5.25%	N/A	5.25%	N/A

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

As of September 30, 2022, the Company had $15.0 million in 2032 Convertible Notes outstanding.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2032 Convertible Notes for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense	$200	$—	$423	$—
Deferred financing costs	26	—	28	—
Total interest and financing expenses	$226	$—	$451	$—
Average outstanding balance	$15,000	$—	$10,055	$—
Average stated interest rate	5.25%	N/A	5.25%	N/A

KeyBank Credit Facility

On October 30, 2020, Capitala Business Lending, LLC ("CBL"), a direct, wholly owned, consolidated subsidiary of the Company, entered into a senior secured revolving credit agreement ("the KeyBank Credit Facility"), with the Investment Advisor at the time, as collateral manager, the lenders from time to time parties thereto (each a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. The KeyBank Credit Facility was amended on May 10, 2022. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $75.0 million as of May 10, 2022, with an uncommitted accordion feature that allows the Company to borrow up to an additional $125.0 million. The KeyBank Credit Facility matures on May

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

10, 2027, unless there is an earlier termination or event of default. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through May 10, 2025, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at 1M Term SOFR plus 2.90% during the 3-year revolving period and 3.25% thereafter, with a 0.40% 1M Term SOFR floor. CBL will also pay an unused commitment fee at a rate of (1) 1.00% if utilization is less than or equal to 30.0%, (2) 0.65% if utilization is greater than 30.0% but less than or equal to 60.0%, or (3) 0.35% if utilization is greater than 60.0%, per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility. As of September 30, 2022 and December 31, 2021, there were draws of $45.8 million and zero, respectively, on KeyBank Credit Facility. The KeyBank Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of September 30, 2022 and December 31, 2021, assets pledged to secure the KeyBank Credit Facility had a fair value of $101.4 million and $57.7 million, respectively.

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the KeyBank Credit Facility for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense	$436	$82	$692	$136
Deferred financing costs	85	49	201	145
Unused commitment fees	67	78	246	275
Total interest and financing expenses	$588	$209	$1,139	$556
Average outstanding balance	$32,844	$7,554	$19,704	$4,282
Average stated interest rate	5.04%	4.25%	4.60%	4.25%

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the outstanding principal and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2022, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Outstanding Principal	Fair Value	Level 1	Level 2	Level 3
2026 Notes	$50,000	$50,000	$—	$—	$50,000
2032 Convertible Notes	15,000	15,000	—	—	15,000
KeyBank Credit Facility	45,776	45,776	—	—	45,776
Total	$110,776	$110,776	$—	$—	$110,776

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

Note 9. Directors’ Fees

Our Independent Directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Board meeting and $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three and nine months ended September 30, 2022, the Company recognized directors’ fees expense of $0.1 million and $0.4 million, respectively. For the three and nine months ended September 30, 2021, the Company recognized directors’ fees expense of $0.1 million and $0.3 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Other potentially dilutive shares of the Company’s common stock, and the related impact to earnings, are considered when calculating diluted earnings per share. For the three and nine months ended September 30, 2022 and 2021, 0.6 million in convertible shares related to the 2022 Convertible Notes were considered anti-dilutive. For the three and nine months ended September 30, 2022, 0.5 million in convertible shares related to the 2032 Convertible Notes were considered anti-dilutive.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022 (1)	2021	2022 (1)	2021
Net (decrease) increase in net assets resulting from operations - basic and diluted (1)	$(2,961)	$(3,486)	$(8,853)	$1,314
Weighted average common stock outstanding – basic and diluted (1)	2,711,068	2,711,068	2,711,068	2,711,068
Net (decrease) increase in net assets per share from operations - basic and diluted (1)	$(1.09)	$(1.29)	$(3.27)	$0.48
(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three and nine months ended September 30, 2022, conversion of the 2022 Convertible Notes into 0.6 million shares was not assumed as the effect on diluted earnings per share would be anti-dilutive. For the three and nine months ended September 30, 2022, conversion of the 2032 Convertible Notes into 0.5 million shares was not assumed as the effect on diluted earnings per share would be anti-dilutive.

Note 11. Distributions

The Company’s distributions are recorded on the record date. Stockholders have the option to receive payment of the distribution in cash, shares of the Company’s common stock, or a combination of cash and shares of common stock. Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. Accordingly, distributions may be subject to reclassification based on future dividends and operating results and will not be determined until the end of the year. The Company’s Board determined not to declare a distribution for the quarters ended September 30, 2022 and 2021.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2022 and 2021 (dollars in thousands, except share and per share data):

	For the Nine Months Ended September 30,
	2022	2021
Per share data:
Net asset value at beginning of year	$39.48	$40.19
Net investment loss(1)	(0.66)	(0.83)
Net realized gain on investments(1)	3.78	0.13
Net change in unrealized (depreciation) appreciation on investments(1)	(6.39)	1.48
Net realized loss on extinguishment of debt(2)	—	(0.30)
Net asset value at end of year	$36.21	$40.67
Net assets at end of period	$98,176	$110,261
Shares outstanding at end of period	2,711,068	2,711,068
Per share market value at end of period	$17.96	$25.70
Total return based on market value(3)	(21.88)%	78.35%
Ratio/Supplemental data:
Ratio of net investment (loss) income to average net assets(4)	(2.33)%	(2.66)%
Ratio of interest and financing expenses to average net assets(4)	7.62%	9.49%
Ratio of other operating expenses to average net assets(4)	8.18%	8.88%
Ratio of total expenses including tax provision, net of fee waivers, to average net assets(4)	15.80%	18.37%
Portfolio turnover rate(5)	43.30%	18.10%
Average debt outstanding(6)	$120,924	$174,357
Average debt outstanding per common share	$44.60	$64.31
Asset coverage ratio per unit(7)	$1,870	$1,883

(1)	Based on daily weighted average balance of shares of the Company’s common stock outstanding during the period.
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
(7)

Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. There were no SBA-guaranteed debentures outstanding as of September 30, 2022 or 2021. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of September 30, 2022.

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
•
geopolitical instability and volatility in the global markets caused by events such as the deterioration in the bilateral relationship between the U.S. and China or the conflict between Russia and Ukraine;
•
uncertain effects due to the discontinuation of LIBOR and the transition to SOFR;
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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally must invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150%, if certain requirements are met, after such borrowing, with certain limited exceptions. As of September 30, 2022, our asset coverage ratio was 187%. To maintain our regulated investment company (“RIC”) status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

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

At the time of the Formation Transactions, our portfolio consisted of: (1) approximately $326.3 million in investments; (2) an aggregate of approximately $67.1 million in cash, interest receivable and other assets; and (3) liabilities of approximately $202.2 million of SBA-guaranteed debentures payable. Fund III, our subsidiary, was licensed under the SBIC Act until June 10, 2021 and has elected to be regulated as BDC under the 1940 Act. Fund II, our subsidiary, was licensed under the SBIC Act until March 1, 2019 and has elected to be regulated as a BDC under the 1940 Act.

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

In addition, we evaluate strategic opportunities available to us, including mergers with unaffiliated funds and affiliated funds, divestures, spin-offs, joint ventures and other similar transactions from time to time. An example of an opportunity we are currently in the initial stages of evaluating is a potential merger with one or more of our affiliated 1940 Act funds, which may result in the use of an exchange ratio other than NAV-for-NAV (including but not limited to relative market price) in connection therewith.

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

The Company’s financial statements as of September 30, 2022 and December 31, 2021 and for the periods ended September 30, 2022 and 2021 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Valuation of Investments

Investment transactions are recorded on the trade date. Realized gains or losses on investments are calculated using the specific identification method as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation when gains or losses are recognized.

Investments for which market quotations are available are typically valued at those market quotations. To validate market quotations, the Company will utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations.

Debt that is not publicly traded but for which there are external pricing sources available as of the valuation date is valued using independent broker-dealer, market maker quotations or independent pricing services. The valuation committee, comprised of members of the Adviser, (the “Valuation Committee”) subjects these quotes to various criteria including, but not limited to, the number and quality of quotes, the deviation among the quotes and information derived from analyzing the Company’s own transactions in such investments throughout the reporting period. Generally, such investments are categorized in level 2 of the fair value hierarchy, unless the Valuation Committee determines that the quality, quantity or deviation among quotes warrants significant adjustment to the inputs utilized.

The Board has designated the Adviser as its "valuation designee" pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. The Board remains ultimately responsible for fair value determinations under the 1940 Act and satisfies its responsibility through oversight of the valuation designee in accordance with Rule 2a-5. Investments that are not publicly traded or whose market prices are not readily available, as is expected to be the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Adviser, based on, among other things, input of independent third-party valuation firm(s).

The Adviser undertakes a multi-step valuation process, which includes, among other procedures, the following:

•
The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued using certain inputs, among others, provided by the investment professionals responsible for the portfolio investment in conjunction with the Company’s portfolio management team. The Company utilizes an independent valuation firm to provide valuation on each material illiquid security at least once every trailing 12-month period,
•
Preliminary valuations are reviewed and discussed with management of the Adviser and investment professionals; and
•
the Adviser will review the valuations and determine the fair value of each investment. Valuations that are not based on readily available market quotations will be valued in good faith based on, among other things, the input of, where applicable, third parties.

As part of the valuation process, the Adviser may consider other information and may use valuation methods including but not limited to (i) market quotes for similar investments, (ii) recent trading activity, (iii) discounting forecasted cash flows of the investment, (iv) models that consider the implied yields from comparable debt, (v) third party appraisal, (vi) sale negotiations and purchase offers received from independent parties and (vii) estimated value of underlying assets to be received in liquidation or restructuring.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

Under existing accounting guidance, fair value is defined as the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. This accounting guidance emphasizes valuation techniques that maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

The Company classifies the inputs used to measure these fair values into the following hierarchy as defined by current accounting guidance:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible to the Company.

Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3: Significant inputs that are unobservable for an asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Investments for which no external pricing sources are available as of the valuation date are included in level 3 of the fair value hierarchy.

As a practical expedient, the Company uses net asset value (“NAV”) as the fair value for its equity investment in Great Lakes Funding II, LLC ("Great Lakes II Joint Venture"). The Great Lakes II Joint Venture records its underlying investments at fair value on a quarterly basis in accordance with the 1940 Act and US GAAP.

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

The tax years ended December 31, 2021, 2020, 2019 and 2018 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the periods ended September 30, 2022 and 2021. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of both September 30, 2022 and December 31, 2021, the Company recorded a net deferred tax asset of zero. For both the three and six months ended September 30, 2022 and 2021, the Company recorded a tax provision of zero. As of September 30, 2022 and December 31, 2021, the valuation allowance on the Company’s deferred tax asset was $2.9 million and $2.5 million, respectively. During both the three and nine months ended September 30, 2022, the Company recognized an increase in the valuation allowance of zero and $0.4 million, respectively. During the three and nine months ended September 30, 2021, the Company recognized a decrease in the valuation allowance of $(0.4) million and $(1.4) million, respectively.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s U.S. federal income tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of September 30, 2022 and December 31, 2021, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of September 30, 2022 and December 31, 2021. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

Portfolio and Investment Activity

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests primarily in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market companies and traditional middle-market companies. As of September 30, 2022, our portfolio consisted of investments in 54 portfolio companies with a fair value of approximately $193.1 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of September 30, 2022, 2.2% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2021, 8.5% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the three months ended September 30, 2022, we made approximately $36.7 million of investments and had approximately $17.1 million in repayments and sales, resulting in net deployment of approximately of approximately $19.6 million for the period. During the three months ended September 30, 2021, we made approximately $33.3 million of investments and had approximately $64.1 million in repayments and sales, resulting in net repayments and sales of approximately $30.8 million for the period.

During the nine months ended September 30, 2022, we made approximately $83.8 million of investments and had approximately $83.8 million in repayments and sales, resulting in net repayments and sales of less than $0.1 million for the period. During the nine months ended September 30, 2021, we made approximately $43.3 million of investments and had approximately $127.5 million in repayments and sales, resulting in net repayments and sales of approximately $84.2 million for the period.

As of September 30, 2022, our debt investment portfolio, which represented 79.4% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 8.9% (excluding non-accruals and collateralized loan obligations). As of September 30, 2022, 23.7% of the fair value of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2021, our debt investment portfolio, which represented 67.4% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 8.1% (excluding non-accruals and collateralized loan obligations). As of December 31, 2021, 22.8% of the fair value of our debt investment portfolio was bearing a fixed rate of interest.

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

As of September 30, 2022, the fair value of our investment portfolio of approximately $193.1 million in good faith in accordance with our valuation procedures. The fair value of our investment portfolio as of September 30, 2022 with input from a third-party valuation firm and the Investment Advisor based on information known or knowable as of the valuation date, including trailing and forward-looking data.

As of September 30, 2022, we had debt investments in two portfolio companies on non-accrual status with an aggregate amortized cost of $12.1 million and an aggregate fair value of $8.9 million, which represented 6.0% and 4.6% of the investment portfolio, respectively. As of December 31, 2021, we had debt investments in two portfolio companies on non-accrual status with aggregate amortized cost of $12.7 million and an aggregate fair value of $7.6 million, which represented 6.7% and 3.8% of the investment portfolio, respectively.

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2022 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$124,030	61.2%	$119,426	61.9%
Second Lien Debt	9,020	4.4%	7,773	4.0%
Subordinated Debt	26,501	13.1%	26,096	13.5%
Collateralized Loan Obligations	7,267	3.6%	6,664	3.5%
Joint Venture	277	0.1%	270	0.1%
Equity and Warrants	35,648	17.6%	32,891	17.0%
Total	$202,743	100.0%	$193,120	100.0%

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2021 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$103,667	54.4%	$98,251	49.6%
Second Lien Debt	30,048	15.8%	30,190	15.2%
Subordinated Debt	5,050	2.6%	5,050	2.6%
Equity and Warrants	51,717	27.2%	64,698	32.6%
Total	$190,482	100.0%	$198,189	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022		December 31, 2021
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$33,338	17.3%	$28,851	14.6%
Financials	28,710	14.9%	17,161	8.7%
Business Services	21,187	11.0%	32,819	16.6%
Information Technology	16,298	8.4%	24,067	12.1%
Consumer Discretionary	16,190	8.4%	11,018	5.6%
Industrials	15,655	8.1%	14,641	7.4%
Healthcare Management	8,713	4.5%	7,002	3.5%
Entertainment	7,984	4.1%	8,894	4.5%
Financial Services	6,408	3.3%	7,430	3.7%
Online Merchandise Retailer	5,528	2.9%	5,951	3.0%
Textile Equipment Manufacturer	5,020	2.6%	5,050	2.5%
Medical Device Distributor	4,851	2.5%	4,961	2.5%
Consumer Staples	4,836	2.5%	-	0.0%
Automobile Part Manufacturer	4,819	2.5%	2,721	1.4%
Advertising & Marketing Services	3,823	2.0%	4,579	2.3%
QSR Franchisor	3,626	1.9%	8,007	4.0%
Home Repair Parts Manufacturer	2,741	1.4%	3,062	1.5%
Testing laboratories	817	0.4%	1,113	0.6%
Household Product Manufacturer	758	0.4%	287	0.1%
General Industrial	641	0.3%	645	0.3%
Data Processing & Digital Marketing	509	0.3%	509	0.3%
Electronic Machine Repair	264	0.1%	8,465	4.3%
Oil & Gas Engineering and Consulting Services	204	0.1%	333	0.2%
Consumer Products	200	0.1%	623	0.3%
	$193,120	100%	$198,189	100%

Results of Operations

Operating results for the three and nine months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Total investment income	$3,748	$3,372	$10,389	$13,342
Total expenses, net of incentive fee waiver	3,566	4,882	12,186	15,601
Net investment income (loss)	182	(1,510)	(1,797)	(2,259)
Net realized (loss) gain on investments	(5,192)	7,425	10,274	349
Net change in unrealized appreciation (depreciation) on investments	2,049	(9,401)	(17,330)	4,039
Net realized loss on extinguishment of debt	—	—	—	(815)
Net (decrease) increase in net assets resulting from operations	$(2,961)	$(3,486)	$(8,853)	$1,314

Investment income

The composition of our investment income for the three and nine months ended September 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	$3,373	$3,248	$9,566	$11,969
Payment-in-kind interest	297	100	737	393
Dividend income	—	24	—	739
Other income	78	—	86	241
Total investment income	$3,748	$3,372	$10,389	$13,342

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

For the three months ended September 30, 2022, total investment income increased by $0.4 million, or 11.2%, compared to the three months ended September 30, 2021. The increase from the prior period was driven by an increase in interest income from $3.2 million for the three months ended September 30, 2021 to $3.4 million for the three months ended September 30, 2022. The increase in interest income is primarily due to higher average outstanding debt investments and increases in SOFR for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. PIK income increased from $0.1 million for the three months ended September 30, 2021 to $0.3 million for the three months ended September 30, 2022. The increase in PIK income was due to an increase in investments with a contractual PIK rate.

For the nine months ended September 30, 2022, total investment income decreased by $3.0 million, or 22.1%, compared to the nine months ended September 30, 2021. The decrease from the prior period was driven by a decrease in interest income from $12.0 million for the nine months ended September 30, 2021 to $9.6 million for the nine months ended September 30, 2022. The decline in interest income is primarily due to lower average outstanding debt investments for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. PIK income increased from $0.4 million for the nine months ended September 30, 2021 to $0.7 million for the nine months ended September 30, 2022. The increase in PIK income was due to an increase in investments with a contractual PIK rate. Dividend income decreased from $0.7 million for the nine months ended September 30, 2021 to zero for the nine months ended September 30, 2022, primarily due to non-recurring dividends received from portfolio companies during the nine months ended September 30, 2021.

Operating expenses

The composition of our expenses for the three and nine months ended September 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest and financing expenses	$1,558	$2,296	$5,877	$8,061
Base management fee	927	1,111	2,928	3,781
Directors' fees	135	103	358	309
Administrative service fees	175	200	426	900
General and administrative expenses	771	1,172	2,597	2,550
Total expenses	$3,566	$4,882	$12,186	$15,601

For the three months ended September 30, 2022, operating expenses decreased by $1.3 million, or 27.0%, compared to the three months ended September 30, 2021. Interest and financing expenses decreased from $2.3 million for the three months ended September 30, 2021 to $1.6 million for the three months ended September 30, 2022 due primarily to lower average outstanding debt as well as a lower cost of debt capital during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 . Base management fees declined from $1.1 million for the three months ended September 30, 2021 to $0.9 million for the three months ended September 30, 2022, due to lower average assets under management. General and administrative expenses decrease from $1.2 million for the three months ended September 30, 2021 to $0.8 million for the three months ended September 30, 2022, primarily due to higher professional fees in the prior year.

For the nine months ended September 30, 2022, operating expenses decreased by $3.4 million, or 21.9%, compared to the nine months ended September 30, 2021. Interest and financing expenses decreased from $8.1 million for the nine months ended September 30, 2021 to $5.9 million for the nine months ended September 30, 2022 due primarily to lower average outstanding debt as well as a lower cost of debt capital during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Base management fees declined from $3.8 million for the nine months ended September 30, 2021 to $2.9 million for the nine months ended September 30, 2022, due to lower average assets under management. Administrative services fees declined from $0.9 million for the nine months ended September 30, 2021 to $0.4 million for the nine months ended September 30, 2022, due to efficiencies generated by the size and scale of the Investment Advisor's platform.

Net realized gain (loss) on sales of investments

During the three and nine months ended September 30, 2022, we recognized $5.2 million of net realized losses and $10.3 million of net realized gains on our portfolio investments, respectively. During the three and nine months ended September 30, 2021, we recognized $7.4 million and $0.3 million of net realized gains on our portfolio investments, respectively.

Net unrealized appreciation (depreciation) on investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three and nine months ended September 30, 2022, we recognized $2.0 million and $(17.3) million of net change in unrealized appreciation (depreciation) on investments, respectively. For the three and nine months ended September 30, 2021, we recognized $(9.4) million and $4.0 million of net change in unrealized (depreciation) appreciation on investments, respectively.

Changes in net assets resulting from operations

For the three and nine months ended September 30, 2022, we recorded a net decrease in net assets resulting from operations of $3.0 million and $8.9 million, respectively. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2022, our per share net decrease in net assets resulting from operations was $1.09 and $3.27, respectively.

For the three and nine months ended September 30, 2021, we recorded a net (decrease) increase in net assets resulting from operations of $(3.5) million and $1.3 million, respectively. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2021, our per share net (decrease) increase in net assets resulting from operations was $(1.29) and $0.48, respectively.

Financial Condition, Liquidity and Capital Resources

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our stockholders, and repay indebtedness.

Since our IPO, we have raised approximately $136.0 million in net proceeds from equity offerings through September 30, 2022.

KeyBank Credit Facility

On October 30, 2020, Capitala Business Lending, LLC ("CBL"), a direct, wholly owned, consolidated subsidiary of the Company, entered into a senior secured revolving credit agreement ("the KeyBank Credit Facility") with the Investment Advisor at the time, as collateral manager, the lenders from time to time parties thereto (each, a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. The KeyBank Credit Facility was amended on May 10, 2022. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $75.0 million as of May 10, 2022, with an uncommitted accordion feature that allows the Company to borrow up to an additional $125.0 million. The KeyBank Credit Facility matures on May 10, 2027, unless there is an earlier termination or event of default. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through May 10, 2025, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at 1M Term SOFR plus 2.90% during the 3-year revolving period and 3.25% thereafter, with a 0.40% 1M Term SOFR floor. CBL will also pay an unused commitment fee at a rate of (1) 1.00% if utilization is less than or equal to 30.0%, (2) 0.65% if utilization is greater than 30.0% but less than or equal to 60.0%, or (3) 0.35% if utilization is greater than 60.0%, per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility. As of September 30, 2022 and December 31, 2021,, there were draws of $45.8 million and zero, respectively, on KeyBank Credit Facility. The KeyBank Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of September 30, 2022 and December 31, 2021, assets pledged to secure the KeyBank Credit Facility had a fair value of $101.4 million and $57.7 million, respectively.

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

As of September 30, 2022, the Company had $15.0 million in 2032 Convertible Notes outstanding.

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

As of September 30, 2022, the Company had approximately $50.0 million in aggregate principal amount of 2026 Notes outstanding.

2022 Notes

On May 16, 2017, we issued $70.0 million in aggregate principal amount of 6.0% fixed-rate notes due May 31, 2022 (the “2022 Notes”). On May 25, 2017, we issued an additional $5.0 million in aggregate principal amount of the 2022 Notes pursuant to a partial exercise of the underwriters’ overallotment option. On November 1, 2021, we notified the Trustee for the 2022 Notes of the Company's election to redeem $50.0 million aggregate principal amount of the 2022 Notes outstanding. The redemption was completed on December 6, 2021. On May 31, 2022, the 2022 Notes reached maturity, and the entire outstanding principal of the 2022 Notes became payable and was paid by the Company. Accordingly, as of September 30, 2022, there were no 2022 Notes outstanding.

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

2022 Convertible Notes

On May 26, 2017, we issued $50.0 million in aggregate principal amount of 5.75% fixed-rate convertible notes due May 31, 2022 (the “2022 Convertible Notes”). On June 26, 2017, we issued an additional $2.1 million in aggregate principal amount of the 2022 Convertible Notes pursuant to a partial exercise of the underwriters’ overallotment option. On May 31, 2022, the 2022 Convertible Notes reached maturity, and the entire outstanding principal of the 2022 Convertible Notes became payable, and was paid by the Company. Accordingly, as of September 30, 2022, there were no 2022 Convertible Notes outstanding.

Interest on the 2022 Convertible Notes was payable quarterly. The 2022 Convertible Notes were listed on the NASDAQ Capital Market under the trading symbol “CPTAG” with a par value of $25.00 per share.

Asset Coverage Ratio

We are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150% if certain requirements are met, after such borrowing, with certain limited exceptions. As of September 30, 2022, our asset coverage ratio was 187%. If our asset coverage ratio falls below 150% due a decline in the fair market of our portfolio, we may be limited in our ability to raise additional debt.

Cash and Cash Equivalents

As of September 30, 2022, we had $11.3 million in cash and cash equivalents.

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

A summary of our significant contractual payment obligations as of September 30, 2022 are as follows (dollars in millions):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
2026 Notes	$—	$—	$50.0	$—	$50.0
2032 Convertible Notes	—	—	—	15.0	15.0
KeyBank Credit Facility	—	—	45.8	—	45.8
Total Contractual Obligations	$—	$—	$95.8	$15.0	$110.8

Distributions

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we timely distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. We made quarterly distributions to our stockholders for the first four full quarters subsequent to our IPO. To the extent we had income available, we made monthly distributions to our stockholders from October 30, 2014 until March 30, 2020. As announced on April 1, 2020, distributions, if any, will be made on a quarterly basis effective for the second quarter of 2020. Our stockholder distributions, if any, will be determined by our Board on a quarterly basis. Any distributions to our stockholders will be declared out of assets legally available for distribution. The Company’s Board determined not to declare a distribution for the first second and third quarters of 2022 and 2021.

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

The Company's Board determined not to declare a distribution for any quarter of 2021 and through September 30, 2022.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $2.4 million to Accordion Partners LLC, $2.0 million to Aperture Dodge 18 LLC, $0.5 million to Beta Plus Technologies, $0.5 million to Bradshaw International, Inc., $3.1 million to Critical Nurse Staffing, LLC, $0.9 million to Epic Staffing Group, $0.2 million to Great Lakes II Funding LLC, $0.7 million to GreenPark Infrastructure, LLC, $2.5 million to Marble Point Credit Management LLC, $1.4 million to Premiere Imaging, LLC, and $0.4 million to Wealth Enhancement Group, LLC. As of December 31, 2021, the Company had outstanding unfunded commitments related to debt investments in existing portfolio companies of $9.0 million to Accordion Partners LLC, $0.7 million to Bradshaw International, Inc., $3.1 million to Critical Nursing Staffing, LLC, $3.5 million to J5 Infrastructure Partners, LLC, $0.9 million to Keg Logistics LLC, $2.5 million to Marble Point Credit Management LLC, $1.9 million to Premiere Imaging, LLC, and $3.5 million to Wealth Enhancement Group, LLC.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts subject to the requirements of the 1940 Act. For the nine months ended September 30, 2022, we did not engage in hedging activities.

As of September 30, 2022, we held 38 securities bearing a variable rate of interest. Our variable rate investments represent approximately 76.3% of the fair value of our total debt investments. As of September 30, 2022, none of our variable rate securities were yielding interest at a rate equal to the established interest rate floor. As of September 30, 2022, we had $45.8 million outstanding on our KeyBank Credit Facility, which has a variable rate of interest at one-month SOFR + 2.90%, subject to an interest rate floor of 0.40%. As of September 30, 2022, all of our other interest paying liabilities, consisting of $50.0 million in 2026 Notes and $15.0 million in 2032 Convertible Notes, were bearing interest at a fixed rate.

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

Based on our September 30, 2022 consolidated statement of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$3,952	$(1,392)	$2,560
Up 200 basis points	2,635	(928)	1,707
Up 100 basis points	1,317	(464)	853
Down 100 basis points	(1,317)	464	(853)
Down 200 basis points	(2,520)	928	(1,592)
Down 300 basis points	(3,174)	1,226	(1,948)

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

As of September 30, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

10.2

Form of Revolving Credit and Security Agreement, dated as of May 10, 2022, among Capitala Business Lending, LLC, as the borrower, Mount Logan Management, LLC, as the collateral manager, the lenders from to time to time parties thereto, KeyBank National Association, as the administrative agent, and U.S. Bank National Association, as the custodian. (6)

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

Date: November 8, 2022	By	/s/ Ted Goldthorpe
Ted Goldthorpe
Chief Executive Officer and President
(Principal Executive Officer)
Logan Ridge Finance Corporation

Date: November 8, 2022	By	/s/ Jason Roos
Jason Roos
Chief Financial Officer
(Principal Financial Officer)
Logan Ridge Finance Corporation