Form 10-K
period 2022-12-31
Logan Ridge Finance Corp.
filed 2023-03-09
CIK 1571329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $42.8 million based on the number of shares held by non-affiliates of the registrant as of June 30, 2022, which was the last business day of the registrant’s most recently completed second fiscal quarter. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

The number of shares of Logan Ridge Finance Corporation’s common stock, $0.01 par value, outstanding as of March 3, 2023 was 2,711,068.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2023 are incorporated by reference in Part III of this Form 10-K.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in our Annual Report on Form 10-K involve risks and uncertainties, including statements as to:

• our future operating results;

• our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives;

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

PART I

In this Annual Report on Form 10-K, except as otherwise indicated, the terms:

•
“we,” “us,” “our,” “Logan Ridge” and the “Company” refer to Logan Ridge Finance Corporation, together with its consolidated subsidiaries;
•
The “Investment Adviser”, "Adviser" and “Mount Logan” refer to Mount Logan Management LLC, our investment adviser; and
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

On September 24, 2013, we acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of our common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became our wholly owned subsidiaries. Fund II and Fund III retained their small business investment company (“SBIC”) licenses, continued to hold their existing investments at the time of the IPO and have continued to make new investments. The IPO consisted of the sale of 4,000,000 shares of our common stock at a price of $20.00 per share resulting in net proceeds to us of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to us, and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (“SBA-guaranteed debentures”) and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. Accordingly, as of December 31, 2022 and 2021, there were no SBA-guaranteed debentures outstanding.

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

Definitive Agreement

On April 20, 2021, Capitala Investment Advisors, LLC (“Capitala”), the Company’s former investment adviser, entered into a definitive agreement (the “Definitive Agreement”) with the Investment Adviser and Mount Logan Capital Inc. (“MLC”), both affiliates of BC Partners Advisors L.P. (“BC Partners”) for U.S. regulatory purposes, whereby Mount Logan acquired certain assets related to Capitala’s business of providing investment management services to the Company (the “Transaction”), through which the Investment Adviser became the Company’s investment adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) with the Company. At a special meeting of the Company’s stockholders (the “Special Meeting”) held on May 27, 2021, the Company’s stockholders approved the Investment Advisory Agreement. The transactions contemplated by the Definitive Agreement closed on July 1, 2021 (the “Closing”).

As part of the Transaction, the Investment Adviser entered into a two-year contractual fee waiver (the “Fee Waiver”) with the Company to waive, to the extent necessary, any capital gains fee under the Investment Advisory Agreement that exceeds what would have been paid to Capitala in the aggregate over such two-year period under the prior advisory agreement.

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

Risks Relating to Our Business and Structure

•
Our ability to achieve our investment objective depends on the ability of the Investment Adviser to manage and support our investment process. If the Investment Adviser were to lose any members of their respective senior management teams, our ability to achieve our investment objective could be significantly harmed.
•
We depend upon our Investment Adviser’s key personnel for our future success.
•
We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
•
Any inability of our Investment Adviser to maintain or develop strong referral relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
•
Failure to maintain our status as a BDC would reduce our operating flexibility.
•
Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.
•
We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our stockholders, and result in losses.
•
Capital markets may experience periods of disruption and instability. These market conditions could materially adversely affect the Company’s business, financial condition and results of operations.
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
•
The Investment Adviser is not obligated to reimburse us for any part of the incentive fee it receives that is based on accrued income that we never receive.
•
As a publicly traded company, we are subject to increasingly complex corporate governance, public disclosure and accounting requirements that are costly and could adversely affect our business and financial results.
•
Internal and external cyber threats, as well as other disasters, could impair our ability to conduct business effectively.
•
Economic sanction laws in the United States and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.
•
Major public health issues could have an adverse impact on our financial condition and results of operations and other aspects of our business.

Risks Related to Our Investments

•
Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.
•
An investment strategy focused primarily on smaller privately held companies involves a high degree of risk and presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.
•
Our investments in leveraged portfolio companies may be risky, and we could lose all or part of our investment.
•
The health and performance of our portfolio companies could be adversely affected by political and economic conditions in the countries in which they conduct business.
•
We are currently operating in a period of capital markets disruption and economic uncertainty.
•
The lack of liquidity in our investments may adversely affect our business.
•
We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded debt commitments which may impair the value of our portfolio.
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
•
A covenant breach or other defaults by our portfolio companies may adversely affect our operating results.
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
•
The interest rates of some of our floating-rate loans to our portfolio companies may be priced using a spread over LIBOR, which is being phased out.
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
•
Investing in our common stock involves a high degree of risk.
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
•
There is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all, or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
•
A stockholder’s interest in us will be diluted if we issue additional shares of common stock, which could reduce the overall value of an investment in us.
•
We will have broad discretion over the use of proceeds of any successful offering of securities.
•
Your interest in the Company may be diluted if you do not fully exercise your subscription rights in any rights offering.
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

OUR INVESTMENT ADVISER

We are managed by the Investment Adviser, whose investment team members have significant and diverse experience financing, advising, operating and investing in lower middle-market and traditional middle-market companies. Mount Logan was formed in 2020 and is registered as an investment adviser under the Advisers Act. Mount Logan is controlled by MLC, a publicly listed Canada-based alternative asset management company. Mount Logan is an affiliate of BC Partners for U.S. regulatory purposes and BC Partners provides Mount Logan with personnel pursuant to a resource sharing agreement, which allows Mount Logan to utilize the resources of BC Partners’ broader credit team.

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

Mount Logan’s investment committee, or the Mount Logan Investment Committee, includes Ted Goldthorpe, Matthias Ederer, Henry Wang and Raymond Svider, each experienced members of Mount Logan’s investment personnel.

With over $40 billion in assets under management and offices in London, Paris, Hamburg, and New York, the BC Partners organization is comprised of a private equity platform ("BC Partners Private Equity"), a credit platform ("BC Partners Credit"), and a real estate platform ("BC Partners Real Estate"). All three platforms operate as integrated businesses within the overall BC Partners organization. Founded in 1986, BC Partners grew and evolved with the development of the European private equity market, consistently maintaining its position as one of the leading buyout firms in the region. It subsequently expanded investment operations to North America to support larger transactions operating more globally and established a successful investment platform for buyouts of businesses based in the United States and around the world. BC Partners expanded its strategic offering by establishing a credit platform in 2017 and a real estate platform in 2018. BC Partners has a 35-year investing track record across a variety of geographies and sectors. Throughout its investment history, BC Partners has built strong and longstanding relationships with global institutional investors.

To the extent permitted by the 1940 Act and interpretation of the staff of the U.S. Securities and Exchange Commission (the “SEC”), the Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures.

On October 23, 2018, the SEC issued an order granting an application for exemptive relief to an affiliate of our Investment Adviser that allows BDCs managed by the Investment Adviser, including Logan Ridge, to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Investment Adviser or its affiliates, including any future funds that are advised by the Investment Adviser or its affiliated investment advisers.

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

The Investment Adviser’s investment team uses a disciplined investment portfolio monitoring and risk management process that emphasizes strict underwriting standards and guidelines, strong due diligence investigation, regular portfolio review, analysis and performance-guided responses, and proper investment diversification. We allocate capital among different industries, geographies and private equity sponsors on the basis of relative risk/reward profiles as a function of their associated downside risk, volatility, perceived fundamental risk and our ability to obtain favorable investment protection terms.

Types of Investments

We will target debt investments that yield meaningful current income and, in certain cases, provide the opportunity for capital appreciation through equity securities. In each case, the following criteria and guidelines are applied to the review of a potential investment; however, not all criteria are met in every single investment in our portfolio, nor do we guarantee that all criteria will be met in the investments we will make in the future.

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

Debt Investments

The Investment Adviser’s investment team tailors the terms of each debt investment to the facts and circumstances of the transaction, the needs of the prospective portfolio company and, as applicable, its financial sponsor, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. We expect our primary source of return to be the cash interest we will collect on our debt investments. We also typically seek board observation rights with each portfolio company, and we offer (and have historically provided) managerial and strategic assistance to these companies. We seek to further protect invested principal by negotiating appropriate affirmative, negative and financial covenants in our debt documents that are conservative enough to represent a prudent cushion at closing or to budgeted projections, but that are flexible enough to afford our portfolio companies and their financial sponsors sufficient latitude to allow them to grow their businesses. Typical covenants include default triggers and remedies (including penalties), lien protection, leverage and fixed charge coverage ratios, change of control provisions and put rights. Most of our debt investments feature call protection to enhance our total return on debt investments that are repaid prior to maturity.

Most of our debt investments are structured as first lien loans, and as of December 31, 2022, 80.9% of the fair value of our debt investments consisted of such investments. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt in one debt security, bifurcating the loan into a first-out tranche and last-out tranche. As of December 31, 2022, 1.9% of the fair value of our first lien loans consisted of last-out loans. We believe that unitranche debt can be attractive for many lower middle-market and traditional middle-market businesses, given the reduced structural complexity, single lender interface and elimination of intercreditor or potential agency conflicts among lenders.

We may also invest in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender. On a fair market value basis, 3.8% of our debt investments consisted of second lien loans as of December 31, 2022.

Some of our debt investments have payment-in-kind (“PIK”) interest, which is a form of interest that is not paid currently in cash but is accrued and added to the loan balance until paid at the end of the term. While we generally seek to minimize the percentage of our fixed return that is in the form of PIK interest, we sometimes receive PIK interest due to prevailing market conditions that do not support the overall blended interest yield on our debt investments being paid in all-cash interest. As of December 31, 2022, our weighted average PIK yield was 0.7% (excluding the income from non-accruals and collateralized loan obligations). As of December 31, 2022, the weighted average annualized cash yield on our debt portfolio was 9.7% (excluding the income from non-accruals and collateralized loan obligations). In addition to yield in the form of current cash and PIK interest, some of our debt investments include an equity component, such as a warrant to purchase a common equity interest in the borrower for a nominal price.

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

Equity Investments

When we make a debt investment, we may be granted equity participation in the form of detachable warrants to purchase common equity in the company in the same class of security that the owners or equity sponsors receive upon funding. In addition, we may make non-control equity co-investments in conjunction with a loan transaction with a borrower. The Investment Adviser’s investment team generally seeks to structure our equity investments, such as direct equity co-investments, to provide us with minority rights provisions and, to the extent available, event-driven put rights. They also seek to obtain limited registration rights in connection with these investments, which may include “piggyback” registration rights. In addition to warrants and equity co-investments, our debt investments in the future may contain a synthetic equity position.

INVESTMENT PROCESS

The management of our investment portfolio is the responsibility of Mount Logan and the Logan Ridge investment team (the “LRFC Investment Team”). All investment decisions require the majority approval of the Mount Logan Investment Committee. The LRFC Investment Team sources, identifies and diligences investment opportunities and presents the opportunity to the Mount Logan Investment Committee for approval. The Mount Logan Investment Committee is currently comprised of three members of BC Partners Credit (Ted Goldthorpe, Matthias Ederer and Henry Wang), and one member of BC Partners Private Equity (Raymond Svider). The Mount Logan Investment Committee meets regularly to review the opportunities presented by the LRFC Investment Team. Follow-on investments in existing portfolio companies may require the Mount Logan’s Investment Committee approval beyond that obtained when the initial investment in the company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Mount Logan Investment Committee. The Board, including a majority of the Independent Directors, oversees and monitors the investment performance and, beginning with the second anniversary of the effective date of the Investment Advisory Agreement, will annually review the compensation Logan Ridge pays to Mount Logan.

None of Mount Logan’s investment professionals receive any direct compensation from Logan Ridge in connection with the management of Logan Ridge’s portfolio.

The following individuals (the “LRFC Portfolio Managers”) have senior responsibility for the management of our investment portfolio: Ted Goldthorpe, Matthias Ederer, Henry Wang, Raymond Svider and Patrick Schafer. Mr. Schafer is Logan Ridge's Chief Investment Officer and has primary responsibility for the day-to-day implementation and management of Logan Ridge's investment portfolio.

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

If the results of this preliminary due diligence are satisfactory, the deal team prepares an executive summary that is presented to our Investment Adviser’s investment committee in a meeting that includes all members of the portfolio and investment teams. This executive summary includes the following areas:

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

During the underwriting process, the executive summary that was completed for the initial investment committee presentation is expanded upon into a full diligence memo and key findings are presented at subsequent, weekly meetings of the investment committee for continued discussion and, to the extent applicable, the investment committee issues new instructions to the underwriting team.

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

ONGOING RELATIONSHIPS WITH PORTFOLIO COMPANIES

Monitoring

Our Investment Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if it is meeting its business plan and to assess the appropriate course of action for each company. We generally require our portfolio companies to provide annual audited financial statements and quarterly unaudited financial statements, in each case, with management discussion and analysis and covenant compliance certificates, and monthly unaudited financial statements. Using the monthly financial statements, we calculate and evaluate all financial covenants and additional financial coverage ratios that might not be part of our covenant package in the loan documents. For purposes of analyzing a portfolio company’s financial performance, we may adjust their financial statements to reflect pro forma results in the event of a recent change of control, sale, acquisition or anticipated cost savings.

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

AGREEMENTS

Investment Advisory Agreement

On July 1, 2021, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser, which was approved by the Company’s stockholders on May 27, 2021. Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect until July 1, 2023, a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by the Board or by a majority of our outstanding voting securities, including, in either case, by a majority of our directors who are not “interested persons” as such term is defined in Section 2(a)(19) of the 1940 Act (“Independent Directors”). Subject to the overall supervision of the Board, the Investment Adviser manages our day-to-day operations and provides investment advisory and management services to us. Under the terms of the Investment Advisory Agreement, the Investment Adviser:

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

The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith, or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Investment Adviser and its officers, managers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with it are entitled to indemnification from the Company for any damages, liabilities, costs, and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Investment Adviser’s services under the Investment Advisory Agreement or otherwise as Investment Adviser for the Company.

Pursuant to the Investment Advisory Agreement, the Company has agreed to pay the Investment Adviser a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee.

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

The incentive fee consists of the following two parts:

The first part of the incentive fee is calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income, and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, diligence, and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to our Administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 2.0% per quarter (8.0% annualized). The Company pays the Investment Adviser an incentive fee with respect to the pre-incentive fee net investment income in each calendar quarter as follows:

•
no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle of 2.0%;

•
100% of the pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle but is less than 2.5% in any calendar quarter (10.0% annualized). The Company refers to this portion of the pre-incentive fee net investment income (which exceeds the hurdle but is less than 2.5%) as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with 20% of the pre-incentive fee net investment income as if a hurdle did not apply if this net investment income exceeds 2.5% in any calendar quarter; and
•
20.0% of the amount of the pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Adviser (once the hurdle is reached and the catch-up is achieved, 20.0% of all pre-incentive fee investment income thereafter is allocated to the Investment Adviser).

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year, commencing on December 31, 2021, and equals 20.0% of the Company’s realized capital gains, if any, on a cumulative basis with respect to each of the investments in the Company’s portfolio from the fiscal quarter ending on or immediately prior to July 1, 2021 through the end of each calendar year, beginning with the calendar year ending December 31, 2021, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from September 30, 2021 through the end of each calendar year, beginning with the calendar year ending December 31, 2021, less the aggregate amount of any previously paid capital gain fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal quarter ending on or immediately prior to July 1, 2021 are excluded from the calculations of the capital gains fee. In the event that the Investment Advisory Agreement terminates as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying a capital gains fee.

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Adviser that would, when taken together with all other incentive fees paid to the Investment Adviser during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20.0% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. As of December 31, 2022 and 2021, the Company did not have incentive fees payable to the Investment Adviser related to fees earned in prior years but deferred under the incentive fee deferral mechanism, respectively.

The Investment Adviser entered into a two-year contractual fee waiver (the “Fee Waiver”) with the Company to waive, to the extent necessary, any capital gains fee under the Investment Advisory Agreement that exceeds what would have been paid to our prior investment adviser, Capitala Investment Advisors, LLC, in the aggregate over such two-year period under the prior advisory agreement.

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

Hurdle rate(1) = 2.00%

Management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20% Pre-incentive fee net investment income

(investment income − (management fee + other expenses)) = 0.55%

Pre-incentive net investment income does not exceed hurdle rate, therefore there is no incentive fee.

Alternative 2:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.90%

Hurdle rate(1) = 2.00%

Management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

Pre-incentive fee net investment income

(investment income − (management fee + other expenses)) = 2.20%

Incentive fee	= 100% × pre-incentive fee net investment income, subject to the “catch-up”(4)
= 100% × (2.20% − 2.00%)
= 0.20%

Pre-incentive fee net investment income exceeds the hurdle rate, but does not fully satisfy the “catch-up” provision, therefore the income related portion of the incentive fee is 0.20%.

Alternative 3:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.50%

Hurdle rate(1) = 2.00%

Management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

Pre-incentive fee net investment income

(investment income − (management fee + other expenses)) = 2.80%

Incentive fee	= 20% × pre-incentive fee net investment income, subject to “catch-up”(4)
Incentive fee	= 100% × “catch-up” + (20% × (pre-incentive fee net investment income − 2.50%))
Catch-up	= 2.50% − 2.00%
= 0.50%
Incentive fee	= (100% × 0.50%) + (20% × (2.80% − 2.50%))
= 0.50% + (20%× 0.30%)
= 0.50% + 0.06%
= 0.56%

Pre-incentive fee net investment income exceeds the hurdle rate, and fully satisfies the “catch-up” provision, therefore the income related portion of the incentive fee is 0.56%.

* The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.

(1)
Represents 8.00% annualized hurdle rate.
(2)
Represents 2.00% annualized management fee.
(3)
Excludes organizational and offering expenses.
(4)
The “catch-up” provision is intended to provide the Investment Adviser with an incentive fee of 20.00% on all of Logan Ridge’s pre-incentive fee net investment income as if a hurdle rate did not apply when its net investment income exceeds 2.50% in any calendar quarter.

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
Year 3: FMV of Investment B determined to be $25 million
•
Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee would be:

•
Year 1: None
•
Year 2: Capital gains incentive fee of $6 million ($30 million realized capital gains on sale of Investment A multiplied by 20.00%)

•
Year 3: None

$5 million (20.00% multiplied by ($30 million cumulative capital gains less $5 million cumulative capital depreciation)) less $6 million (previous capital gains fee paid in Year 2).

•
Year 4: Capital gains incentive fee of $200,000

$6.2 million ($31 million cumulative realized capital gains multiplied by 20.00%) less $6 million (capital gains fee taken in Year 2).

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

•
Year 1: None
•
Year 2: $5 million capital gains incentive fee

20.00% multiplied by $25 million ($30 million realized capital gains on Investment A less unrealized capital depreciation on Investment B).

•
Year 3: $1.4 million capital gains incentive fee(1)

$6.4 million (20.00% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $5 million capital gains fee received in Year 2.

•
Year 4: None
•
Year 5:

None $5 million (20.00% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million cumulative capital gains fee paid in Year 2 and Year 3.

(1)
As illustrated in Year 3 of Alternative 2 above, if the Company were to be wound up on a date other than December 31 of any year, the Company may have paid aggregate capital gain incentive fees that are more than the amount of such fees that would be payable if the Company had been wound up on December 31 of such year.

Example 3: Application of the Incentive Fee Deferral Mechanism

Assumptions

•
In each of Years 1 through 4 in this example pre-incentive fee net investment income equals $40.0 million per year, which we recognized evenly in each quarter of each year and paid quarterly. This amount exceeds the hurdle rate and the requirement of the “catch-up” provision in each quarter of such year. As a result, the annual income related portion of the incentive fee before the application of the deferral mechanism in any year is $8.0 million ($40.0 million multiplied by 20.00%). All income-related incentive fees were paid quarterly in arrears.
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

Prior Investment Advisory Agreement

On September 24, 2013, the Company entered into an investment advisory agreement (the “Prior Investment Advisory Agreement”) with our Prior Investment Adviser, Capitala Investment Advisors, LLC (“Capitala”), which was initially approved by the Board on June 10, 2013. As described in our Proxy Statement on Schedule 14A, filed on May 4, 2021, which is incorporated herein by reference, the terms of the Prior Investment Advisory Agreement are substantially the same as those contained in the Investment Advisory Agreement, other than the reset of the capital gains incentive fee lookback feature to the date when Mount Logan assumed management of the Company.

Our Prior Investment Adviser is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our Board, our Prior Investment Adviser managed our day-to-day operations, and provided investment advisory and management services to us. Under the terms of our Prior Investment Advisory Agreement, the Prior Investment Adviser:

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

The Prior Investment Adviser’s services under the Prior Investment Advisory Agreement were not exclusive, and it was free to furnish similar services to other entities so long as its services to us were not impaired.

Pursuant to the Prior Investment Advisory Agreement, we agreed to pay the Prior Investment Adviser a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee.

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

Prior Incentive Fee

The prior incentive fee consists of the following two parts:

The first part of the prior incentive fee was calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, diligence and consulting fees or other fees that we received from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement between us and the prior administrator (the “Prior Administration Agreement”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the prior incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income did not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, was compared to a hurdle of 2.0% per quarter (8.0% annualized). We paid the Prior Investment Adviser an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•
no incentive fee in any calendar quarter in which our pre-incentive fee net investment income did not exceed the hurdle of 2.0%;
•
100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeded the hurdle but was less than 2.5% in any calendar quarter (10.0% annualized). We refer to this portion of our pre-incentive fee net investment income (which exceeded the hurdle but was less than 2.5%) as the “catch-up.” The “catch-up” was meant to provide our Prior Investment Adviser with 20.0% of our pre-incentive fee net investment income as if a hurdle did not apply if this net investment income exceeded 2.5% in any calendar quarter; and
•
20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeded 2.5% in any calendar quarter (10.0% annualized) was payable to the Prior Investment Adviser (once the hurdle was reached and the catch-up was achieved, 20.0% of all pre-incentive fee investment income thereafter was allocated to the Prior Investment Adviser).

The second part of the prior incentive fee was determined and payable in arrears as of the end of each calendar year (or upon termination of the Prior Investment Advisory Agreement, as of the termination date), and would equal 20.0% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio.

The Company would defer cash payment of the portion of any incentive fee otherwise earned by the Prior Investment Adviser that would, when taken together with all other prior incentive fees paid to the Prior Investment Adviser during the most recent 12 full calendar month period ending on or prior to the date such payment was to be made, exceed 20.0% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees would be carried over for payment in subsequent calculation periods to the extent such payment was payable under the Prior Investment Advisory Agreement.

The Prior Investment Adviser voluntarily agreed to waive all or such portion of the quarterly incentive fees earned by the Prior Investment Adviser that would otherwise cause our quarterly net investment income to be less than the distribution payments declared by our Board. Quarterly prior incentive fees were earned by the Prior Investment Adviser pursuant to the Prior Investment Advisory Agreement. Prior Incentive fees subject to the waiver could not exceed the amount of incentive fees earned during the period, as calculated on a quarterly basis. The Prior Investment Adviser would not be entitled to recoup any amount of prior incentive fees that it waived. The waiver was effective in the fourth quarter of 2015 and continued through termination of the Prior Investment Advisory Agreement.

Payment of Our Expenses

The investment team of our Investment Adviser and their respective staffs, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Investment Adviser. We bear all other costs and expenses of our operations and transactions, including (without limitation):

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

Duration and Termination

On July 1, 2021, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser, which was approved by the Company’s stockholders on May 27, 2021. Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect until July 1, 2023, a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by the Board or by a majority of our outstanding voting securities, including, in either case, by a majority of our directors who are not “interested persons” as such term is defined in Section 2(a)(19) of the 1940 Act (“Independent Directors"). The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may also be terminated by either party without penalty upon not less than 60 days’ written notice to the other party. See “Risk Factors — Risks Relating to Our Business and Structure — Our Investment Adviser has the right to resign on 60 days’ notice and we may not be able to find a suitable replacement within such time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

Indemnification

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Investment Adviser and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from Logan Ridge for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Investment Adviser’s services under the Investment Advisory Agreement or otherwise as an investment adviser of Logan Ridge.

Organization of the Investment Adviser

The Investment Adviser is a Delaware limited liability company. The principal executive offices of the Investment Adviser are located at 650 Madison Avenue, 23rd Floor, New York, New York 10022.

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

The Administration Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our administrator and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from Logan Ridge for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our administrator’s services under the Administration Agreement or otherwise as administrator for Logan Ridge.

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

Our Prior Administrator also provided administrative services to our Prior Investment Adviser. As a result, the Prior Investment Adviser would also reimburse our Prior Administrator for its allocable portion of our Prior Administrator’s overhead, including rent, the fees and expenses associated with performing compliance functions for the Prior Investment Adviser, and its allocable portion of the compensation of any administrative support staff. The Prior Administration Agreement provided that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Prior Administrator and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it were entitled to indemnification from Logan Ridge for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Prior Administrator’s services under the Prior Administration Agreement or otherwise as administrator for Logan Ridge.

Prior License Agreement

We entered into a license agreement with the Prior Investment Adviser pursuant to which the Prior Investment Adviser agreed to grant us a non-exclusive, royalty-free license to use the name “Capitala.” Under this agreement, we had a right to use the Capitala name for so long as the Prior Investment Advisory Agreement with the Prior Investment Adviser was in effect. Other than with respect to this limited license, we had no legal right to the “Capitala” name.

Staffing

Logan Ridge has no employees. The Company is externally managed by the Investment Adviser, an affiliate of BC Partners, pursuant to the Investment Advisory Agreement. Mr. Goldthorpe, an interested member of the Board, has a direct or indirect pecuniary interest in the Investment Adviser. The Investment Adviser is a registered investment adviser under the Advisers Act. The Adviser is an affiliate of BC Partners Advisors L.P. for U.S. regulatory purposes. MLC is the ultimate control person of the Investment Adviser.

Under the Investment Advisory Agreement, fees payable to the Investment Adviser equal (i) the Base Management Fee and (ii) the Incentive Fee. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of the outstanding shares, and, in each case, a majority of the independent directors.

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

For providing these services, facilities and personnel, the Company reimburses the Administrator the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the costs of compensation and related expenses of its chief financial officer, and chief compliance officer, and their respective staffs.

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

The Board has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company’s investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. The Board remains ultimately responsible for fair value determinations under the 1940 Act and satisfies its responsibility through oversight of the valuation designee in accordance with Rule

2a-5. Investments that are not publicly traded or whose market prices are not readily available, as is expected to be the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Adviser, based on, among other things, input of independent third-party valuation firm(s).

The Adviser undertakes a multi-step valuation process, which includes, among other procedures, the following:

•
The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued using certain inputs, among others, provided by the investment professionals responsible for the portfolio investment in conjunction with the Company’s portfolio management team. The Company utilizes an independent valuation firm to provide valuation on each material illiquid security at least once every trailing 12-month period;
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

As a practical expedient, the Company uses net asset value (“NAV”) as the fair value for its equity investment in Great Lakes Funding II LLC (“Great Lakes II Joint Venture”). The Great Lakes II Joint Venture records its underlying investments at fair value on a quarterly basis in accordance with the 1940 Act and US GAAP.

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

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any ordinary and capital gain net income that we recognized in preceding years, but were not distributed during such years, and on which we paid no corporate-level U.S. federal income tax (the “Excise Tax Distribution Requirement”).

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

If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income to the extent of our current or accumulated earnings and profits and, subject to certain limitations, may be eligible for the 20% maximum rate for noncorporate taxpayers provided certain holding period and other requirements were met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent five years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC.

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

As a BDC, we are generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150%, if certain conditions are met, after each issuance of senior securities. On March 23, 2018, the Small Business Credit Availability Act (the “SBCA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150% (i.e., the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met. On November 1, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage. As a result, our asset coverage requirements for senior securities were changed from 200% to 150%, effective November 1, 2019.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC. On October 23, 2018, the SEC issued an order granting an application for exemptive relief to an affiliate of our Investment Adviser that allows BDCs managed by the Investment Adviser, including Logan Ridge, to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Investment Adviser or its affiliates and any future funds that are advised by the Investment Adviser or its affiliated investment advisers. Under the terms of the exemptive order, in order for Logan Ridge to participate in a co-investment transaction, a “required majority” (as defined in Section 57(o) of the 1940 Act) of Logan Ridge’s independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to Logan Ridge and its stockholders and do not involve overreaching with respect of Logan Ridge or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of Logan Ridge’s stockholders and is consistent with Logan Ridge’s investment objectives and strategies and certain criteria established by the Board. We believe this relief may not only enhance our ability to further our investment objectives and strategies, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us in the absence of such relief.

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

PROXY VOTING POLICIES AND PROCEDURES

We have delegated our proxy voting responsibility to the Investment Adviser. The proxy voting policies and procedures of the Investment Adviser are set forth below. The guidelines will be reviewed periodically by the Investment Adviser and our non-interested directors, and, accordingly, are subject to change. For purposes of the proxy voting policies and procedures described below, “we,” “our” and “us” refers to the Investment Adviser.

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

On March 1, 2019, Fund II repaid its outstanding SBA-guaranteed debentures and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. As of both December 31, 2022 and 2021, there were no SBA-guaranteed debentures outstanding.

NASDAQ GLOBAL SELECT MARKET REQUIREMENTS

We have adopted certain policies and procedures intended to comply with the NASDAQ Global Select Market’s corporate governance rules. We will continue to monitor our compliance with all future listing standards that are approved by the SEC and will take actions necessary to ensure that we are in compliance therewith.

AVAILABLE INFORMATION

Our corporate headquarters are located at 650 Madison Avenue, 23rd Floor, New York, New York 10022. We maintain a website located at www.loganridgefinance.com and our phone number is (212) 891-2880. We make available free of charge on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practical after we file such material with, or furnish to, the SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and you should not consider information contained on our website to be part of this Annual Report on Form 10-K or any other report we file with the SEC.

The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS

Investing in our securities involves a number of significant risks. The risk factors described below are the principal risk factors associated with an investment in our securities as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours. You should carefully consider the risk factors described below, together with all of the other information included in this Annual Report, including our consolidated financial statements and the related notes thereto, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and operating results. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value and the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse to our results of operations and financial condition.

Our Board has the authority to modify or waive our current investment objective, operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our securities. However, the effects might be adverse, which could negatively impact our ability to make distributions and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing our assets and may invest in ways investors may not agree with or in the future may invest in ways other than those previously disclosed or disclosed herein.

Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation.

Conditions in the medium- and large-sized U.S. corporate debt market may deteriorate, as seen during the global financial crisis from 2007-2009 and to a lesser extent in recent years following the COVID-19 pandemic, which may cause pricing levels to similarly decline or be volatile. During the financial crisis, many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders and/or, in the case of hedge funds and other investment vehicles, to satisfy widespread redemption requests. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with falling underlying credit values, and other constraints resulting from the credit crisis generating further selling pressure. If similar events occurred in the medium- and large-sized U.S. corporate debt market, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

Capital markets may experience periods of disruption and instability. These market conditions could materially adversely affect the Company’s business, financial condition and results of operations.

As a BDC, we have to maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations, or we may not be able to pursue new business opportunities. The U.S. and global capital markets have in the past experienced and may in the future experience periods of volatility and disruption, including during portions of the past three fiscal years, and accordingly, there has been and may continue to be uncertainty in the financial markets in general.

For example, the 2010 sovereign debt financial crisis in Europe and the 2011 downgrade of the U.S. credit rating by Standard & Poor's had negative impacts on the global economy and may have adversely impacted the operations of BDCs such as the Company.

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

Additionally, the effect of the United Kingdom (the “UK”) ending its membership in the European Union (“Brexit”) may adversely affect European or worldwide economic or market conditions and could contribute to instability in global financial and real estate markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. Likewise, similar actions taken by other European and other countries in which we operate could have a similar or even more profound impact.

In recent years, the COVID-19 pandemic disrupted the global economy and its supply chains, and may have adversely impacted the operations of BDCs, such as the Company, as well as contributed to ongoing inflation in the U.S. and globally.

Such periods of disruption may be accompanied by depressed levels of consumer and commercial spending, a lack of liquidity in debt capital markets, significant write-offs in the financial services sector and the re-pricing of credit risk. The Company and the portfolio companies in which it invests may be adversely affected by these deteriorations in the financial markets and economic conditions throughout the world.

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

We had $15.0 million and $50.0 million, respectively, of 2026 Notes and 2032 Convertible Notes outstanding as of December 31, 2022. In addition, as of December 31, 2022, we had $55.9 million outstanding under the KeyBank Credit Facility that provides for borrowings of up to $75.0 million on a revolving basis and may be increased up to $125.0 million in accordance with the terms and in the manner described in the KeyBank Credit Facility. If we are unable to secure additional debt financing on commercially reasonable terms, our liquidity could be reduced significantly. If we are unable to repay amounts outstanding under any debt facilities we may obtain and are declared in default or are unable to renew or refinance these facilities, we may not be able to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, another economic downturn or an operational problem that affects third parties or us and could materially damage our business.

Adverse developments in the credit markets may impair our ability to secure debt financing.

In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.

The commencement, continuation, or cessation of government and central bank policies and economic stimulus programs in response to adverse economic developments, including changes in monetary policy involving interest rate adjustments or governmental policies, may contribute to the development of or result in an increase in market volatility, illiquidity and other adverse effects that could negatively impact the credit markets and the Company.

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

In February 2022, Russian President Vladimir Putin commenced a military invasion of Ukraine, which has continued into 2023, and which has had, and may continue to have, a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Company’s investments. Furthermore, the conflict between the two nations remains ongoing and the varying involvement of the United States and other NATO countries has had, and may continue to have, an unpredictable impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives.

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

Major public health issues could have an adverse impact on our financial condition and results of operations and other aspects of our business.

Major public health issues have impacted and, in the future, may impact our business, financial condition, results of operations, liquidity or prospects and those of our portfolio companies in a number of ways. For instance, our investment portfolio (and, specifically, the valuations of investment assets we hold) was adversely affected as a result of market developments from the COVID-19 pandemic, including disruptions to the businesses of our portfolio companies, global supply chain disruptions, and increased inflationary pressures nationally and globally.

Moreover, changes in interest rates, reduced liquidity or a continued slowdown in U.S. or global economic conditions has, and may continue to, adversely affect our business, financial condition, results of operations, liquidity and/or prospects and those of our portfolio companies. Further, extreme market volatility may leave us and our portfolio companies unable to react to market events in a prudent manner consistent with our historical practices in dealing with more orderly markets.

We will also continue to be negatively affected if our operations and effectiveness or the operations and effectiveness of a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the public health emergency and the resulting measures taken in response thereto. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

Even after any major public health issue subsides, the U.S. economy and most other major global economies may experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption over the past several years.

Disruptions in the capital markets caused by inflation and rising interest rates, the war in Ukraine and Russia, health epidemics and pandemics and other globally significant trends and events have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

Further, current market conditions may make it difficult for us to obtain debt capital on favorable terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we would otherwise expect, including being at a higher cost in rising rate environments. If we are unable to raise debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make or fund commitments to portfolio companies. An inability to obtain indebtedness could have a material adverse effect on our business, financial condition or results of operations.

Our ability to achieve our investment objective depends on the ability of the Investment Adviser to manage and support our investment process. If the Investment Adviser were to lose any members of their respective senior management teams, our ability to achieve our investment objective could be significantly harmed.

Since we have no employees, we depend on the investment expertise, skill and network of business contacts of the broader networks of the Investment Adviser and its affiliates. The Investment Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of the Investment Adviser and its senior management team. The departure of any members of the Investment Adviser’s senior management team could have a material adverse effect on our ability to achieve our investment objective.

Our ability to achieve our investment objective depends on the Investment Adviser’s ability to identify and analyze, and to invest in, finance and monitor companies that meet our investment criteria. In addition to monitoring the performance of our existing investments, our Investment Adviser’s investment team may also be called upon, from time to time, to provide managerial assistance to some of our portfolio companies as well as other funds that they manage. These demands on their time may distract them or slow our rate of investment. See also “—Risks Related to the Investment Adviser and its Affiliates—There are significant potential conflicts of interest that could negatively affect our investment returns.” Even if we are able to grow and build upon our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets, and economic conditions.

Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies, it could negatively impact our ability to make distributions.

The Investment Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objective, the Investment Adviser may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. The Investment Adviser may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

The Investment Advisory Agreement between the Investment Adviser and us has been approved pursuant to Section 15 of the 1940 Act. In addition, the Investment Advisory Agreement has termination provisions that allow the parties to terminate the agreement. The Investment Advisory Agreement may be terminated at any time, without penalty, by us or by the Investment Adviser, upon 60 days’ notice. If the agreement is terminated, we may not be able to find a new external investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected.

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

We compete for investments with other BDCs and investment funds (including private equity funds, venture lending funds, finance companies with venture lending units, banks focused on venture lending, mezzanine funds and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in small to mid-sized private U.S. companies. As a result of these new entrants, competition for investment opportunities in small and middle-market private U.S. companies may intensify. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we have. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments than we have. These characteristics might allow our competitors to consider a wider variety of investments, establish more relationships or offer better pricing and more flexible structuring than we are able to offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. We believe a significant part of our competitive advantage stems from the fact that the market for investments in lower and traditional middle-market companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our potential competitors have greater experience operating under, or will not be subject to, the regulatory restrictions that the 1940 Act impose on us as a BDC.

We may have difficulty sourcing investment opportunities.

We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy capital successfully. In addition, privately-negotiated investments in loans and illiquid securities of private middle market companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing shares of our common stock. Additionally, our Investment Adviser will select our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in shares of our common stock. To the extent we are unable to deploy capital, our investment income and, in turn, our results of operations, will likely be materially adversely affected. There is no assurance that we will be able to consummate investment transactions or that such transactions will be successful. BC Partners, the Company and their affiliates may also face certain conflicts of interests in connection with any transaction, including any warehousing transaction involving an affiliate.

Until such time we invest such capital in portfolio companies, we may invest these amounts in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of investments in secured debt (including senior secured, unitranche and second lien debt) and unsecured debt (including senior unsecured and subordinated debt), as well as related equity securities.

As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined by the Investment Adviser in its role as valuation designee, subject to the ultimate oversight of our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by the Investment Adviser in its role as valuation designee, subject to the ultimate oversight of our Board. Typically, there will not be a public market for the securities of the privately held companies in which we invest. As a result, we value these securities quarterly at fair value as determined in good faith by the Investment Adviser, based on, among other things, input of third-party independent valuation firm(s).

Certain factors that may be considered in determining the fair value of our investments include external events, such as private mergers, sales and acquisitions involving comparable companies. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially differ from the value that we may ultimately realize upon the sale of one or more of our investments. As a result, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of our investments would receive a lower price for their shares than the value of our investments might warrant. In addition, we may not be able to realize the values on our investments needed to pay interest on our borrowings.

The involvement of our interested directors in the valuation process may create conflicts of interest.

We make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market-based price quotation is available. As a result, our Investment Adviser determines the fair value of these loans and securities subject to the Board’s oversight, as described in the section titled “Valuation of Investments” in Note 2 to our consolidated financial statements. In connection with that determination, investment professionals from the Investment Adviser may provide our Board with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for certain portfolio investments is reviewed by an independent valuation firm quarterly, the Board remains ultimately responsibility for fair value determinations, including our interested directors, and not by such third-party valuation firm. The participation of the Investment Adviser’s investment professionals in our valuation process could result in conflicts of interest as the Investment Adviser’s management fee is based, in part, on the value of our gross assets, and its incentive fees will be based, in part, on realized and unrealized gains and depreciation.

There is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all, or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report or incorporated herein by reference, including recent macro-economic trends and events, such as geo-political conflicts and high levels of inflation. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

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

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

Stockholders should understand that any distributions made from sources other than cash flow from operations or that are relying on fee or expense reimbursement waivers from the Investment Adviser or the Administrator are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Investment Adviser or the Administrator continues to make such expense reimbursements. Stockholders should also understand that our future repayments to the Investment Adviser will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. The Investment Adviser and the Administrator have no obligation to waive fees or receipt of expense reimbursements.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted, or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect.

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans and may result in our investment focus shifting from the areas of expertise of the Investment Adviser to other types of investments in which the Investment Adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our financial condition and results of operations and the value of your investment.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding further potential significant changes to U.S. trade policies, treaties and tariffs. Since 2018, the U.S. has imposed various tariffs on Chinese goods, and China has retaliated by placing tariffs on various U.S. goods. Both countries signed a phase one trade agreement in January 2020 halting further tariffs and increasing sales of U.S. goods to China. The agreement left in place most tariffs, which remained in place as of the end of 2022. It is unclear what the final outcome of the negotiations and agreements will result in. These prior tariffs have resulted in, and may continue to trigger, retaliatory actions by affected countries, including the imposition of tariffs on the U.S. by other countries. These events have created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity, restrict our portfolio companies’ access to suppliers or customers, increase costs, decrease margins, reduce the competitiveness of products and services offered by current or future portfolio companies and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

As a publicly traded company, we are subject to increasingly complex corporate governance, public disclosure and accounting requirements that are costly and could adversely affect our business and financial results.

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

Changes in federal policy, including tax policies, and at regulatory agencies may occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

The impact of financial reform legislation on us is uncertain.

The Company and the portfolio companies in which it invests are subject to laws and regulations at the U.S. federal, state and local levels and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may come into effect. Accordingly, any change in law and regulations, changes in administration or control of U.S. Congress, changes in interpretations, or newly enacted laws or regulations could have a material adverse effect on the Company’s business or the business of the portfolio companies in which the Company invests.

Over the past several years, there also has been increasing regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector may be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank lending could be materially adverse to the Company’s business, financial conditions and results of operation. We may experience fluctuations in our quarterly results.

We may experience fluctuations in our quarterly and annual results.

We may experience fluctuations in our quarterly and annual operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, any sales, dispositions or liquidity events of our portfolio companies, the interest rate payable on the debt securities we acquire, the level of portfolio dividend and fee income, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. Given that the portfolio is concentrated in a limited number of portfolio companies and industries, distributions, dispositions or liquidity events affecting a portfolio company or industry in which we own a significant position may adversely affect our net asset value and results of operations. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Any unrealized depreciation we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Adviser, in its role as valuation designee. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value.

Recent legislation permits the Company to incur additional leverage.

Prior to the Small Business Credit Availability Act being signed into law, a BDC generally was not permitted to incur indebtedness unless immediately after such borrowing it had an asset coverage for total borrowings of at least 200% (i.e., a 1:1 leverage-to-equity ratio). The Small Business Credit Availability Act, signed into law on March 23, 2018, contains a provision that grants a BDC the option, subject to certain conditions and disclosure obligations, to increase the leverage of its portfolio to a maximum of 2:1. On November 1, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage. As a result, we are permitted to incur additional indebtedness, and, therefore, the risk of an investment in our common stock may increase.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

Our business is highly dependent on the communications and information systems of the Investment Adviser. Certain of these systems are provided to the Investment Adviser by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, sudden electrical or telecommunications outages, natural disasters such as earthquakes, tornadoes, and hurricanes, events arising from local or larger scale political or social matters, including terrorist attacks, and cyber-attacks could cause delays or other problems in our activities. Any of the above, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

We, the Investment Adviser and our portfolio companies are subject to cybersecurity risks and cyber incidents which may adversely affect our business, financial condition and operating results.

Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Despite careful security and controls design, implementation and updating, ours and our portfolio companies’ information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking”, malicious software coding, social engineering or “phishing” attempts) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of service attacks on websites (i.e., efforts to make network services unavailable to intended users).

The Investment Adviser, our and each of their and our affiliates and portfolio companies’ and service providers’ information and technology systems may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, or usage errors by their respective professionals or service providers. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including non-public personal information related to stockholders (and their beneficial owners) and material non-public information.

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

Additionally, remote working environments may be less secure and more susceptible to cyber-attacks, including phishing and social engineering attempts. Accordingly, the risks associated with cyber-attacks are heightened under current conditions.

Although the Investment Adviser implemented, and portfolio companies and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. The Investment Adviser does not control the cyber security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to the Investment Adviser, their affiliates, the Company, the stockholders and/or a portfolio company, each of which could be negatively impacted as a result. Breaches, such as those involving covertly introduced malware, impersonation of authorized users, “phishing” attacks and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately.

The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in the Investment Adviser, its affiliates’, the Company’s and/or a portfolio company’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders (and their beneficial owners), material non-public information and the intellectual property and trade secrets and other sensitive information of the Investment Adviser, us and/or portfolio companies. The Investment Adviser, the Company and/or a portfolio company could be required to make significant investments to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, and other events that may affect their business and financial performance.

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

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including non-public personal information related to stockholders (and their beneficial owners) and material non-public information. The systems we have implemented to manage risks relating to these types of events could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our and our Investment Adviser’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material non-public information and other sensitive information in our possession.

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

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incident that affects our data, resulting in increased costs and other consequences as described above.

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

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation has accelerated significantly in recent months in the U.S. and globally, and the U.S. Federal Reserve has responded by tightening monetary policy. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may further tighten in response. Certain of our portfolio companies may be impacted by inflation and persistent inflationary pressures could negatively affect our portfolio companies’ profit margins. Inflation could become a serious problem in the future and have an adverse impact on the Company’s returns.

Certain historical data regarding our business, results of operations, financial condition and liquidity does not reflect the impact of the COVID-19 pandemic and related containment measures and therefore does not purport to be representative of our future performance.

The information included in this Annual Report on Form 10-K and our other reports filed with the SEC includes information regarding our business, results of operations, financial condition and liquidity as of dates and for periods before and during the impact of the COVID-19 pandemic and related containment measures (including quarantines and governmental orders requiring the closure of certain businesses, limiting travel, requiring that individuals stay at home or shelter in place and closing borders). Therefore, certain historical information does not reflect the adverse impacts of the COVID-19 pandemic and the related containment measures. Accordingly, investors are cautioned not to unduly rely on such historical information regarding our business, results of operations, financial condition or liquidity, as that data does not reflect the adverse impact of the COVID-19 pandemic and therefore does not purport to be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us, or our business.

Risks Related to the Investment Adviser and its Affiliates

The Investment Adviser may not be able to achieve the same or similar returns as those achieved for other funds it currently manages or by its investment team while they were employed at prior positions.

The Investment Adviser manages other funds and may manage other entities in the future. The track record and achievements of these other entities are not necessarily indicative of future results that will be achieved by the Investment Adviser because these other entities may have investment objectives and strategies that differ from ours.

The Investment Adviser and its affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our stockholders.

The Investment Adviser and its affiliates will receive substantial fees from us in return for their services, including certain incentive fees based on the performance of our investments. These fees could influence the advice provided to us. Generally, the more equity we sell and the greater the risk assumed by us with respect to our investments, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to our Investment Adviser. These compensation arrangements could affect our Investment Adviser’s or its affiliates’ judgment with respect to offerings of equity and investments made by us, which allow our Investment Adviser to earn increased asset management fees.

Additionally, we pay to the Investment Adviser an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the average value of our gross assets, which are the total assets reflected on the consolidated statements of assets and liabilities and includes any borrowings for investment purposes, at the end of the two most recently completed calendar quarters. Because the incentive fee is based on the performance of our portfolio, the Investment Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Investment Adviser to use leverage to increase the return on our investments. In addition, because the base management fee is based on the average value of our gross assets at the end of the two most recently completed calendar quarters, which includes any borrowings for investment purposes, the Investment Adviser may be incentivized to recommend the use of leverage or the issuance of additional equity to make additional investments and increase the average value of our gross assets at the end of the two most recently completed calendar quarters. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor our stockholders. Our compensation arrangements could therefore result in our making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns.

There are significant potential conflicts of interest that could negatively affect our investment returns.

The members of the Investment Adviser’s investment team also monitor and service other affiliated investment funds. In addition, our executive officers and directors, as well as the current and future members of our Investment Adviser’s investment team may serve as officers, directors or principals of other entities that operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders.

In the course of our investing activities, we pay management and incentive fees to the Investment Adviser and reimburse the Investment Adviser for certain expenses it incurs. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of the Investment Adviser will have interests that differ from those of our stockholders, giving rise to a conflict. The Investment Adviser will not be reimbursed for any performance-related compensation for its employees. We pay our Administrator our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of our chief financial officer, chief compliance officer and their respective administrative support staff. These arrangements create conflicts of interest that our Board must monitor.

The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part to ours. To the extent permitted by the 1940 Act and interpretation of the SEC staff, the Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures.

As a BDC, we are substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds unless we obtain an exemptive order from the SEC. On October 23, 2018, the SEC issued an order granting an application for exemptive relief to an affiliate of our Investment Adviser that allows BDCs managed by the Investment Adviser, including the Company, to co-invest, subject to the satisfaction of certain conditions in certain private placement transactions, with other funds managed by the Investment Adviser or its affiliates and any future funds that are advised by the Investment Adviser or its affiliated investment advisers. Under the terms of the exemptive order, in order for the Company to participate in a co-investment transaction, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching with respect of the Company or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by the Board. We believe this relief may not only enhance our ability to further our investment objectives and strategies, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us in the absence of such relief.

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

We may be obligated to pay the Investment Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio, and the incentive fee may be calculated using income that has not yet been received.

Our Investment Advisory Agreement entitles the Investment Adviser to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay the Investment Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter. Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued, but not yet received, including original issue discount, which may arise if we receive fees in connection with the origination of a loan or possibly in other circumstances, or contractual “payment-in-kind,” or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term. To the extent we do not distribute accrued PIK interest, the deferral of PIK interest has the simultaneous effects of increasing the assets under management and increasing the base management fee at a compounding rate, while generating investment income and increasing the incentive fee at a compounding rate.

In addition, the deferral of PIK interest would also increase the loan-to-value ratio at a compounding rate if the issuer’s assets do not increase in value, and investments with a deferred interest feature, such as PIK interest, may represent a higher credit risk than loans on which interest must be paid in full in cash on a regular basis. For example, if a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Investment Adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

The Investment Adviser is not obligated to reimburse us for any part of the incentive fee it receives that is based on accrued income that we never receive.

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

There may be conflicts of interest related to obligations that the Investment Adviser’s senior management and investment team has to other clients.

As of April 2021, we are advised by Mount Logan Management LLC, our Investment Adviser. The members of the senior management and investment team of the Investment Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfilment of which may not be in our best interests or in the best interest of our stockholders. Our investment objective may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. In particular, we rely on the Investment Adviser to manage our day-to-day activities and to implement our investment strategy. The Investment Adviser and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, the Investment Adviser, its officers and employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of its affiliated funds. The Investment Adviser and its officers and employees will devote only as much of its or their time to our business as the Investment Adviser and its officers and employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

We rely, in part, on the Investment Adviser to assist with identifying and executing upon investment opportunities and on the Board to review and approve the terms of our participation in co-investment transactions with the Investment Adviser and its affiliates. The Investment Adviser and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Investment Adviser, its affiliates and their officers and employees will not be devoted exclusively to our business but will be allocated between us and such other business activities of the Investment Adviser and its affiliates in a manner that the Investment Adviser deems necessary and appropriate.

An affiliate of the Investment Adviser manages BC Partners Lending Corporation and Portman Ridge Finance Corporation, each of which is a BDC that invests primarily in debt and equity of privately-held middle-market companies, similar to our targets for investment. Therefore, there may be certain investment opportunities that satisfy the investment criteria for those BDCs and us. Each of BC Partners Lending Corporation and Portman Ridge Finance Corporation operates as a distinct and separate company and any investment in our common stock will not be an investment in either of those BDCs. In addition, certain of our executive officers serve in substantially similar capacities for BC Partners Lending Corporation and Portman Ridge Finance Corporation, and three of our independent directors serve as independent directors of those BDCs.

The time and resources that individuals employed by the Investment Adviser devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Investment Adviser are not prohibited from raising money for or managing other entities that make the same types of investments that we target.

Neither the Investment Adviser nor individuals employed by the Investment Adviser are generally prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. On October 23, 2018, the SEC issued an order granting an application for exemptive relief to an affiliate of our Investment Adviser that allows BDCs managed by the Investment Adviser, including the Company, to co-invest, subject to the satisfaction of certain conditions in certain private placement transactions, with other funds managed by the Investment Adviser or its affiliates and any future funds that are advised by the Investment Adviser or its affiliated investment advisers.

Our base management and incentive fees may induce the Investment Adviser to make speculative investments or to incur leverage.

The incentive fee payable by us to the Investment Adviser may create an incentive for our Investment Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to the Investment Adviser is determined may encourage our Investment Adviser to use leverage to increase the leveraged return on our investment portfolio. The part of the management and incentive fees payable to the Investment Adviser that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. This fee structure may be considered to involve a conflict of interest for the Investment Adviser to the extent that it may encourage the Investment Adviser to favor debt financings that provide for deferred interest, rather than current cash payments of interest.

In addition, the fact that our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage the Investment Adviser to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of defaulting on our borrowings, which would disfavor holders of our common stock. Such a practice could result in us investing in more speculative securities than would otherwise be in our best interests, which could result in higher investment losses, particularly during cyclical economic downturns.

Shares of our common stock may be purchased by the Investment Adviser or its affiliates.

The Investment Adviser and its affiliates may purchase shares of our common stock for any reason deemed appropriate. The Investment Adviser and its affiliates will not acquire any shares of our common stock with the intention to resell or re-distribute such shares. The purchase of common stock by the Investment Adviser and its affiliates could create certain risks, including, but not limited to, the following:

•
the Investment Adviser and its affiliates may have an interest in disposing of our assets at an earlier date so as to recover their investment in our common stock; and
•
substantial purchases of shares by the Investment Adviser and its affiliates may limit the Investment Adviser’s ability to fulfill any financial obligations that it may have to us or incurred on our behalf.

We depend upon our Investment Adviser’s key personnel for our future success.

We depend on the diligence, skill and network of business contacts Ted Goldthorpe, Matthias Ederer, Henry Wang and Raymond Svider, each experienced members of the Investment Adviser’s investment personnel, who serve as the members of the investment committee of the Investment Adviser. Our success depends on the continued service of these individuals and the other senior investment professionals available to the Investment Adviser. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any of these individuals to terminate his relationship with us. Additionally, we cannot assure you that a reduction in revenue to the Investment Adviser, including as a result of fee waivers or a decrease in our assets, would not lead to a loss of investment professionals in the future. Such loss of members of the Investment Adviser’s investment committee and other investment professionals could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that the Investment Adviser will continue indefinitely as our investment adviser. The members of the Investment Adviser’s investment team are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and may have conflicts of interest in allocating their time.

The Investment Adviser may retain additional consultants, advisers and/or operating partners to provide services to the Company, and such additional personnel will perform similar functions and duties for other organizations which may give rise to conflicts of interest.

The Investment Adviser may work with or alongside one or more consultants, advisers (including senior advisers and CEOs) and/or operating partners who are retained by the Investment Adviser on a consultancy or retainer or other basis, to provide services to the Company and other entities sponsored by the Investment Adviser including the sourcing of investments and other investment-related and support services. The functions undertaken by such persons with respect to the Company and any of its investments will not be exclusive and such persons may perform similar functions and duties for other organizations which may give rise to conflicts of interest. Such persons may also be appointed to the board of directors of companies and have other business interests which give rise to conflicts of interest with the interests of the Company or a portfolio entity of the Company. Stockholders should note that such persons may retain compensation that will not offset the base management fee payable to the Investment Adviser, including that: (i) such persons are permitted to retain all directors’ fees, monitoring fees and other compensation received by them in respect of acting as a director or officer of, or providing other services to, a portfolio entity and such amounts shall not be credited against the base management fee; and (ii) certain of such persons may be paid a deal fee, a consultancy fee or other compensation where they are involved in a specific project relating to the Company, which fee will be paid either by the Company or, if applicable, the relevant portfolio entity.

The terms of the Investment Advisory Agreement and the Administration Agreement were determined without independent assessment on our behalf, and these terms may be less advantageous to us than if such terms had been the subject of arm’s-length negotiations.

The Investment Advisory Agreement and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to the Investment Adviser and the Administrator, may not be as favorable to us as if they had been negotiated with an unaffiliated third-party.

The Investment Adviser’s influence on conducting our operations gives it the ability to increase its fees, which may reduce the amount of cash flow available for distribution to our stockholders.

The Investment Adviser is paid a base management fee calculated as a percentage of our gross assets and unrelated to net income or any other performance base or measure. The Investment Adviser may advise us to consummate transactions or conduct our operations in a manner that, in the Investment Adviser’s reasonable discretion, is in the best interests of our stockholders. These transactions, however, may increase the amount of fees paid to the Investment Adviser. The Investment Adviser’s ability to influence the base management fee paid to it by us could reduce the amount of cash flow available for distribution to our stockholders.

Our Investment Adviser’s liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify the Investment Adviser against certain liabilities, which may lead the Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Investment Advisory Agreement, the Investment Adviser has not assumed any responsibility to us other than to render the services called for under that agreement. It is not responsible for any action of our Board in following or declining to follow the Investment Adviser’s advice or recommendations. Under the Investment Advisory Agreement, the Investment Adviser, its officers, members and personnel, and any person controlling or controlled by the Investment Adviser are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Investment Adviser owes to us under the Investment Advisory Agreement. In addition, as part of the Investment Advisory Agreement, we have agreed to indemnify the Investment Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead the Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

The investment committee and other investment professionals of the Investment Adviser may, from time to time, possess material non-public information about or related to our portfolio companies, limiting our investment discretion.

Members of our Investment Adviser’s investment committee and other investment professionals of the Investment Adviser may serve as directors of, or in a similar capacity to, portfolio companies in which we invest. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, whether because we withdrew our election or failed to maintain our status as a BDC, we might be regulated as a registered closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility and potentially significantly increase our costs of doing business.

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

As of December 31, 2022, we had $15.0 million of 5.25% fixed rate convertible notes due April 1, 2032 (the “2032 Convertible Notes”) and $50.0 million of 5.25% fixed rate notes due October 30, 2026 (the “2026 Notes”) outstanding. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interests.

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

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include concurrent investments in the same company, without prior approval of our independent directors and, in some cases, the SEC. We are prohibited from buying or selling any security from or to any person that controls us or who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, directors, investment advisers, sub-advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any company that is advised or managed by our Investment Adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

In the future, we may co-invest with investment funds, accounts and vehicles managed by our Investment Adviser or its affiliates when doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally will only be permitted to co-invest with such investment funds, accounts and vehicles where the only term that is negotiated is price. On October 23, 2018, the SEC issued an order granting an application for exemptive relief to an affiliate of our Investment Adviser that allows BDCs managed by the Investment Adviser, including the Company, to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Investment Adviser or its affiliates and any future funds that are advised by the Investment Adviser or its affiliated investment advisers. Under the terms of the exemptive order, in order for the Company to participate in a co-investment transaction, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching with respect of the Company or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by the Board. We believe this relief may not only enhance our ability to further our investment objectives and strategies, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us in the absence of such relief.

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

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of common stock or other securities will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other expenses. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to create and maintain a broad portfolio of investments and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Beyond the asset diversification requirements associated with our RIC tax treatment under the Code, we do not have fixed guidelines for diversification. To the extent that we assume large positions in the securities of a small number of issuers or our investments are concentrated in relatively few industries, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. For the same reason, we may be more susceptible to failure if a single loan fails. The disposition or liquidity of a significant investment may also adversely impact our net asset value and our results of operations. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

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

Risks Related to Our Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

Our strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies, with a focus on originated transactions sourced through the networks of our Investment Adviser.

First Lien Loans and Second Lien Loans. When we invest in senior secured term debt, including first lien loans and second lien loans, we generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. We expect this security interest to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our security interest could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies. Further, in connection with any “last out” first-lien loans in which we may invest, we enter into agreements among lenders. Under these agreements, our interest in the collateral of the first-lien loans may rank junior to those of other lenders in the loan under certain circumstances. This may result in greater risk and loss of principal on these loans.

Unitranche Loans. We also invest in unitranche loans, which are loans that combine both senior and subordinated financing, generally in a first-lien position. Unitranche loans provide all of the debt needed to finance a leveraged buyout or other corporate transaction, both senior and subordinated, but generally in a first lien position, while the borrower generally pays a blended, uniform interest rate rather than different rates for different tranches. Unitranche debt generally requires payments of both principal and interest throughout the life of the loan. Unitranche debt generally has contractual maturities of five to six years and interest is typically paid quarterly. Generally, we expect these securities to carry a blended yield that is between senior secured and subordinated debt interest rates. Unitranche loans provide a number of advantages for borrowers, including the following: simplified documentation, greater certainty of execution and reduced decision-making complexity throughout the life of the loan. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid in kind. Because unitranche loans combine characteristics of senior and subordinated financing, unitranche loans have risks similar to the risks associated with senior secured debt, including first lien loans and second lien loans, and subordinated debt in varying degrees according to the combination of loan characteristics of the unitranche loan.

Unsecured Debt. Our unsecured debt, including corporate bonds and subordinated, or mezzanine, investments generally rank junior in priority of payment to senior debt. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income, including PIK interest and original issue discount. Loans structured with these features may represent a higher level of credit risk than loans that require interest to be paid in cash at regular intervals during the term of the loan. Since we generally will not receive any principal repayments prior to the maturity of some of our unsecured debt investments, such investments will have greater risk and may result in loss of principal.

Equity Investments. To a limited extent, we make selected equity investments. In addition, when we invest in senior secured debt, including first lien loans and second lien loans, or unsecured debt, we may acquire warrants to purchase equity securities. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Collateralized Securities, Structured Products and Other. To a limited extent, we invest in collateralized securities, structured products and other similar securities, which may include CDOs, CBOs, CLOs, structured notes and credit-linked notes. Investments in such securities and products involve risks, including, without limitation, credit risk and market risk. Certain of these securities and products may be thinly traded or have a limited trading market. Where our investments in collateralized securities, structured products and other similar securities are based upon the movement of one or more factors, including currency exchange rates, interest rates, reference bonds (or loans) and stock indices, depending on the factor used and the use of multipliers or deflators, changes in interest rates and movement of any factor may cause significant price fluctuations. Additionally, changes in the reference instrument or security may cause the interest rate on such a security or product to be reduced to zero, and any further changes in the reference instrument may then reduce the principal amount payable on maturity of the security or product. Collateralized securities, structured products and other similar securities may be less liquid than other types of securities and more volatile than the reference instrument or security underlying the product.

Non-U.S. Securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidence of ownership of such securities usually are held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to investors located outside the country of the issuer, whether from currency blockage or otherwise. Since non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in current rates and exchange control regulations.

In addition, we invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Debt securities rated below investment grade quality are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid.

Further, investing in lower middle-market and traditional middle-market companies involves a number of significant risks. See also “—Investment in private and middle market companies involves a number of significant risks.”

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

Our investments may include original issue discount instruments and contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent original issue discount or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•
the higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•
original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;
•
an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our gross assets and, as such, increases the Investment Adviser’s future base management fees which, thus, increases the Investment Adviser’s future income incentive fees at a compounding rate;
•
market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•
the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•
even if the conditions for income accrual under U.S. GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•
for accounting purposes, cash distributions to investors representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
•
the required recognition of original issue discount or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to be subject to tax as a RIC; and
•
original issue discount may create a risk of non-refundable cash payments to the Investment Adviser based on non-cash accruals that may never be realized.

Our investments in leveraged portfolio companies may be risky, and we could lose all or part of our investment.

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

Investment in private and middle market companies involves a number of significant risks.

Investment in private and middle market companies involves a number of significant risks including:

•
such companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with its investment;
•
such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns;
•
such companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the portfolio company and, in turn, on us;
•
such companies generally have less predictable operating results, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
•
debt investments in such companies generally may have a significant portion of principal due at the maturity of the investment, which would result in a substantial loss to us if such borrowers are unable to refinance or repay their debt at maturity;
•
our executive officers, directors and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in such companies;
•
such companies generally have less publicly available information about their businesses, operations and financial condition and, if we are unable to uncover all material information about these companies, we may not make a fully informed investment decision; and

•
such companies may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

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

If one of our portfolio companies were to file for bankruptcy, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower.

We generally will not control our portfolio companies.

Although we may do so in the future, we do not expect to control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements with such portfolio companies may contain certain restrictive covenants. If we do not hold a controlling equity position in a portfolio company, we are subject to the risk that the portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of the portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

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

We periodically invest through joint ventures, partnerships or other special purpose vehicles and investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.

We periodically co-invest with third parties through funds, joint ventures or other entities. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that our co-venturer or partner may at any time have other business interests and investments other than the joint venture with us, or may have different economic or business goals. In addition, we may be liable for actions of our co-venturers or partners. Our ability to exercise control or significant influence over management in these cooperative efforts will depend upon the nature of the joint venture arrangement. In addition, such arrangements are likely to involve restrictions on the resale of our interest in the company.

We will be exposed to risks associated with changes in interest rates.

We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, have a material adverse effect on our ability to achieve our investment objective and our target rate of return on invested capital. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any. See also “—To the extent we borrow money to finance our investments, changes in interest rates will affect our cost of capital and net investment income.”

In 2022, the U.S. Federal Reserve tightened monetary policy by increasing interest rates aggressively to combat inflation.

The interest rates of some of our floating-rate loans to our portfolio companies may be priced using a spread over LIBOR, which is being phased out.

We historically used LIBOR as a reference for setting the interest rates on our loans, including floating rate loans that we extend to portfolio companies. Certain LIBOR rates were generally phased out by the end of 2021, and some regulated entities have ceased to enter into new LIBOR-based contracts beginning January 1, 2022. However, it is expected that the most widely used tenors of USD LIBOR may continue to be provided on a representative basis until mid-2023. As such, the potential effect of a transition away from LIBOR on the Company or the LIBOR-based instruments in which the Company invests cannot yet be determined. The transition process away from LIBOR may involve, among other things, increased volatility or illiquidity in markets for instruments that currently rely on LIBOR. The transition process may also result in a reduction in the value of certain instruments held by the Company or reduce the effectiveness of related Company transactions, such as hedges. Any potential effects of the transition away from LIBOR on the Company or on financial instruments in which the Company invests, as well as other unforeseen effects, could result in losses to the Company. Since the usefulness of LIBOR as a benchmark or reference rate could deteriorate during the transition period, these effects could occur prior to and/or subsequent to mid-2023.

On July 27, 2017, the U.K Financial Conduct Authority (“FCA”) announced that it would phase out LIBOR as a benchmark by the end of 2021. As of December 31, 2021, all non-U.S. dollar LIBOR publications have been phased out. The phase out of a majority of the U.S. dollar publications is delayed until June 30, 2023. The Alternative Reference Rates Committee (“ARRC”) of the Federal Reserve Bank of New York previously confirm that this constitutes a “benchmark transition event” and established “benchmark replacement dates” in ARRC standard LIBOR transition provisions that exist in many U.S. law contracts using LIBOR.

The publication of all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months USD LIBOR settings has ceased. The publication of the overnight, 1 month, 3 month, 6 month, and 12 months USD LIBOR settings will cease after June 30, 2023. The FCA plans to consult the market on creating “synthetic” 1 month, 3 month and 6 month rates for GBP and JPY LIBOR, to be published for a limited time. The New York State legislation was signed into law to aid “tough legacy” LIBOR contracts. Other legislative solutions are being pursued at the Federal level, in the U.K. and in Europe. The U.S. Federal banking agencies have also issued guidance encouraging banking and global organizations to cease reference to USD LIBOR as soon as practicable and, in any event, by December 31, 2021. The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021.

The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is not possible at this time to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 pandemic will have further effect on LIBOR transition timelines or plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere.

The discontinuation of LIBOR could have a significant impact on our business. We anticipate significant operational challenges for the transition away from LIBOR, including, but not limited to, amending existing loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. Beyond these challenges, we anticipate there may be additional risks to our current processes and information systems that we will need to identify and evaluate. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value of any LIBOR-linked securities, loans and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

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

We may expose ourselves to risks if we engage in hedging transactions.

We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using financial instruments such as futures, options, swaps, forward contracts, caps, collars and floors, subject to the requirements of the 1940 Act. These financial instruments may be purchased on exchanges or may be individually negotiated and traded in over-the-counter markets. Use of such financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction.

Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

Further, hedging transactions may reduce cash available to pay distributions to our shareholders.

A derivative transaction is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In some cases, we may post collateral to secure our obligations to the counterparty, and we may be required to post additional collateral upon the occurrence of certain events such as a decrease in the value of the reference security or other asset. In some cases, the counterparty may not collateralize any of its obligations to us. Derivative investments effectively add leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. In addition to the risks described above, such arrangements are subject to risks similar to those associated with the use of leverage. See “Risk Factors — Risks Related to Debt Financing.”

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

In August 2022, new Rule 18f-4 under the 1940 Act became effective. This rule relates to the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under the new rule, BDCs that make significant use of derivatives are required to operate subject to a value-at-risk leverage limit, adopt a derivatives risk management program and appoint a derivatives risk manager, and comply with various testing and board reporting requirements. These new requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in the rule. Under an exemption included in the rule, a BDC may enter into an unfunded commitment agreement, such as an agreement to provide financing to a portfolio company, without treating the transaction as an derivatives transaction, provided that the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as the obligation becomes due. We currently operate and intend to continue to operate as a “limited derivatives user,” which may limit our ability to use derivatives and/or enter into certain other financial contracts. The Company intends to limit its engagement in derivative transactions such that it will qualify as a “limited derivatives user” for purposes of Rule 18f-4 such that the Company will be subject to substantially fewer substantive requirements under that rule than would be the case if it did not so qualify. However, there is no guarantee that the Company will meet or continue to meet such qualifications, and, as a result, there is a risk that the Company may become subject to more onerous requirements under Rule 18f-4 than currently intended.

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

Most of the loans in which we invest are not structured to fully amortize during their lifetime. Accordingly, a significant portion of the principal amount of such a loan may be due at maturity. As of December 31, 2022, generally all debt instruments in our portfolio will not fully amortize prior to maturity. In order to create liquidity to pay the final principal payment, borrowers typically must raise additional capital. If they are unable to raise sufficient funds to repay us or we have not elected to enter into a new loan agreement providing for an extended maturity, the loan will go into default, which will require us to foreclose on the borrower’s assets, even if the loan was otherwise performing prior to maturity. This will deprive the Company from immediately obtaining full recovery on the loan and prevent or delay the reinvestment of the loan proceeds in other, more profitable investments.

A covenant breach or other defaults by our portfolio companies may adversely affect our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. See also “—We may choose to waive or defer enforcement of covenants in the debt securities held in our portfolio, which may cause us to lose all or part of our investment in these companies.”

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

We structure the debt investments in our portfolio companies to include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. However, from time to time we may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company. These actions may reduce the likelihood of the Company receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact our ability to pay dividends, could adversely affect our results of operations and financial condition and cause the loss of all or part of your investment.

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

We intend to invest primarily in privately held companies. Investments in private companies pose significantly greater risks than investments in public companies. These companies often face intense competition from larger companies with greater financial, technical and marketing resources. Privately held companies also frequently have less diverse product lines and smaller market presence than larger competitors. Private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. The depth and breadth of experience of management in private companies tend to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our investments and, in turn, on us. Also, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay its obligations to us, which may have an adverse effect on the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral. Additionally, little public information generally exists about private companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

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

We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded debt commitments which may impair the value of our portfolio.

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. we may make additional investments in that portfolio company as “follow-on” investments, in order to: (i) increase or maintain in whole or in part our equity ownership percentage; (ii) exercise warrants, options or convertible securities that were acquired in the original or a subsequent financing; or (iii) attempt to preserve or enhance the value of our investment. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we do not want to increase our concentration of risk, we prefer other opportunities, we are subject to BDC requirements that would prevent such follow-on investments, or the follow-on investment would affect our qualification as a RIC. For example, we may be prohibited under the 1940 Act from making follow-on investments in our portfolio companies that we may be deemed to “control” or in which affiliates of our Investment Adviser are also invested.

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

Risks Related to Debt Financing

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our stockholders, and result in losses.

Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders. In addition, our stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Investment Adviser. See also “—Our base management and incentive fees may induce the Investment Adviser to make speculative investments or to incur leverage.”

We may use leverage to finance our investments. The amount of leverage that we employ will depend on the Investment Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to stockholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

In addition to the 2032 Convertible Notes, the 2026 Notes and the KeyBank Credit Facility, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default.

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

Assumed Return on Our Portfolio (1) (net of expenses)	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	-30.3%	-19.0%	-7.7%	3.6%	14.9%

(1)
Assumes $214.7 million in total assets, $120.9 million in debt outstanding and $95.0 million in net assets as of December 31, 2022. Assumes an average cost of funds of 6.1% which includes the stated interest rate. Actual interest payments may be different.

We may default under our credit facilities.

In the event we default under our credit facilities or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Provisions in a credit facility may limit our investment discretion.

A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In connection with one or more credit facilities entered into by the Company, distributions to stockholders may be subordinated to payments required in connection with any indebtedness contemplated thereby.

In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.

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

U.S. Federal Income Tax Risks

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

The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our ordinary income and net short-term capital gains in excess of our net long-term capital losses, if any. Because we may use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act, as well as future financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for tax treatment as a RIC under the Code.

If we fail to qualify for tax treatment as a RIC under the Code for any reason and remain or become subject to corporate-level U.S. federal income tax on all of our income, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution or reinvestment and the amount of our distributions.

Due to potential disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order to preserve cash and maintain flexibility.

As a BDC, we are not required to make any distributions to shareholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must distribute to shareholders for each taxable year at least 90.0% of our investment company taxable income (i.e., ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders. We will be subject to a non-deductible 4.0% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all U.S. federal income tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2022 until as late as December 31, 2023. If we choose to pay a spillover dividend, we will incur the 4.0% U.S. federal excise tax on some or all of the distribution.

Due to disruptions in the economy, we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, the COVID-19 pandemic had an impact on our ability to declare distributions. In addition, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4.0% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our common stock as discussed below under “We may in the future choose to pay dividends in our own common stock, in which case you may be required to pay tax in excess of the cash you receive.”

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate-level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash.

Unrealized appreciation on derivatives, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for tax purposes. This can result in increased taxable income whereby we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and pay a 4% excise tax. In such cases we could still rely upon the “spillback provisions” to maintain RIC tax treatment.
We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

Further, we may elect to accrue market discount with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

We may in the future choose to pay dividends in our own common stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in part in our common stock. In accordance with certain applicable U.S. Department of Treasury regulations and published guidance issued by the Internal Revenue Service, a publicly offered RIC may treat a distribution of its own stock as fulfilling the RIC distribution requirements if each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all shareholders must be at least 20.0% of the aggregate declared distribution. If too many shareholders elect to receive cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any shareholder, electing to receive cash, receive less than 20.0% of its entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable shareholders receiving such dividends will be required to include the amount of the dividends as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current or accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our shareholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on distributions we pay.

Distributions of our “investment company taxable income” to a non-U.S. stockholder that are not effectively connected with the non-U.S. stockholder’s conduct of a trade or business within the United States will generally be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits.

Certain properly reported distributions are generally exempt from withholding of U.S. federal income tax where they are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% stockholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term gains” (generally, the excess of our net short-term capital gain over our net long-term capital loss for such taxable year), and certain other requirements are satisfied.

NO ASSURANCE CAN BE GIVEN AS TO WHETHER ANY OF OUR DISTRIBUTIONS WILL BE ELIGIBLE FOR THIS EXEMPTION FROM WITHHOLDING OF U.S. FEDERAL INCOME TAX OR, IF ELIGIBLE, WILL BE REPORTED AS SUCH BY US. IN PARTICULAR, THIS EXEMPTION WILL NOT APPLY TO OUR DISTRIBUTIONS PAID IN RESPECT OF OUR NON-U.S. SOURCE INTEREST INCOME OR OUR DISTRIBUTION INCOME (OR ANY OTHER TYPE OF INCOME OTHER THAN GENERALLY OUR NON-CONTINGENT U.S. SOURCE INTEREST INCOME RECEIVED FROM UNRELATED OBLIGORS AND OUR QUALIFIED SHORT-TERM CAPITAL GAINS). IN THE CASE OF OUR COMMON STOCK HELD THROUGH AN INTERMEDIARY, THE INTERMEDIARY MAY WITHHOLD U.S. FEDERAL INCOME TAX EVEN IF WE REPORT THE PAYMENT AS QUALIFIED NET INTEREST INCOME OR QUALIFIED SHORT-TERM CAPITAL GAIN.

Legislative or other actions relating to taxes could have a negative effect on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.

Risks Relating to an Investment in Our Common Stock

We will have broad discretion over the use of proceeds of any successful offering of securities.

We will have significant flexibility in applying the proceeds of any successful offering of our securities. We will also pay operating expenses and may pay other expenses such as due diligence expenses of potential new investments, from net proceeds. Our ability to achieve our investment objective may be limited to the extent that the net proceeds of any offering, pending full investment, are used to pay operating expenses.

In addition, we can provide you no assurance that any offering will be successful, or that by increasing the size of our available equity capital, our aggregate expenses, and correspondingly, our expense ratio, will be lowered. Delays in investing the net proceeds raised in an offering of our securities may impair our performance. We cannot assure you that we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of any offering on acceptable terms within the time period that we anticipate or at all, which could adversely affect our financial condition and operating results.

Even if we are able to raise significant proceeds, we will not be permitted to use such proceeds to co-invest with certain entities affiliated with the Investment Adviser in transactions originated by the Investment Adviser or their respective affiliates except pursuant to the exemptive order granted by the SEC or co-invest alongside the Investment Adviser or its respective affiliates in accordance with existing regulatory guidance. However, we will be permitted to and may co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. Before making investments, we will invest the net proceeds of this offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns that we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay while our portfolio is not fully invested in securities meeting our investment objective may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective.

A stockholder’s interest in us will be diluted if we issue additional shares of common stock, which could reduce the overall value of an investment in us.

Potential investors will not have preemptive rights to purchase any common stock we issue in the future. Our charter authorizes us to issue 100,000,000 shares of common stock. Pursuant to our charter, a majority of our entire Board may amend our charter to increase or decrease the number of authorized shares of common stock without stockholder approval. We intend to sell additional shares of common stock from time to time. To the extent that we issue additional shares of common stock at or below net asset value after an investor purchases shares of our common stock, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of his or her shares of common stock.

We have adopted a dividend reinvestment plan pursuant to which we reinvest all cash distributions declared by the Board on behalf of investors who do not elect to receive their distributions in cash. As a result, if the Board declares a cash distribution, then our stockholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution. As a result, our stockholders that do not participate in our dividend reinvestment plan will experience dilution in their ownership percentage of our common stock over time.

Your interest in the Company may be diluted if you do not fully exercise your subscription rights in any rights offering.

In the event we issue subscription rights to purchase shares of our common stock, stockholders who do not fully exercise their rights should expect that they will, at the completion of the offer, own a smaller proportional interest in the Company than would otherwise be the case if they fully exercised their rights.
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

Under Maryland General Corporation Law (the “MGCL”) and our charter, our Board is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to the issuance of shares of each class or series, our Board will be required by Maryland law and our charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, our Board could authorize the issuance of shares of preferred stock with terms and conditions that could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our common stockholders. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock. The issuance of preferred shares convertible into shares of common stock may also reduce the net income and net asset value per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on your investment in our common stock.

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

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of the Company or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (the “Control Share Act”) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Act, the Maryland Control Share Acquisition Act also may make it more difficult for a third-party to obtain control of us and increase the difficulty of consummating such a transaction. The SEC staff has rescinded its position that, under the 1940 Act, an investment company may not avail itself of the Control Share Act. As a result, we will amend our bylaws to be subject to the Control Share Act only if our Board determines that it would be in our best interests.

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

Investing in our common stock involves a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our common stock may not be suitable for investors with lower risk tolerance.

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
•
changes in earnings or variations in operating results;
•
changes in accounting guidelines governing valuation of our investments;
•
changes, or perceived changes, in the value of our portfolio investments;
•
departure of either of our adviser or certain of its respective key personnel;
•
operating performance of companies comparable to us; and

•
general economic conditions and trends and other external factors.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 650 Madison Avenue, 23rd Floor, New York, New York 10022, and are provided by our Administrator in accordance with the terms of the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

ITEM 3. LEGAL PROCEEDINGS

We and our subsidiaries are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries. From time to time, we, or our subsidiaries may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal proceedings, if any, cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

Shares of our common stock are traded on the NASDAQ Global Select Market under the symbol “LRFC.”

HOLDERS

The last reported price for shares of our common stock on March 3, 2023 was $24.17 per share. As of March 3, 2023, there were 24 holders of record of shares of our common stock.

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

		Sales Price		Premium or (Discount) of High Sales Price to NAV(2)	Premium or (Discount) of Low Sales Price to NAV(2)	Declared Distributions Per Share(3)
Fiscal Year Ended	NAV Per Share(1)	High	Low
December 31, 2023
First Quarter (through March 3, 2023)	*	$24.50	$21.62	*	*	$—
December 31, 2022
Fourth Quarter	$35.04	$22.75	$17.61	(35.1)%	(49.7)%	$—
Third Quarter	$36.21	$21.04	$14.85	(41.9)%	(59.0)%	$—
Second Quarter	$37.31	$23.05	$14.43	(38.2)%	(61.3)%	$—
First Quarter	$39.16	$26.48	$21.63	(32.4)%	(44.8)%	$—
December 31, 2021
Fourth Quarter	$39.48	$26.50	$20.95	(32.9)%	(46.9)%	$—
Third Quarter	$40.67	$28.90	$24.50	(28.9)%	(39.8)%	$—
Second Quarter	$41.96	$26.77	$15.22	(36.2)%	(63.7)%	$—
First Quarter	$44.74	$17.24	$14.04	(61.5)%	(68.6)%	$—

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

* Not determinable at the time of filing

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from NAV or at premiums that are unsustainable over the long term are separate and distinct from the risk that our NAV will decrease. Since our initial public offering on September 25, 2013, our shares of common stock have traded at times at both a discount and a premium to the net assets attributable to those shares. As of March 3, 2023, shares of our common stock traded at a discount of approximately 69.0% of the NAV attributable to those shares as of December 31, 2022. It is not possible to predict whether shares of our common stock will trade at, above, or below NAV.

DISTRIBUTIONS

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we timely distribute to our stockholders, we are required to distribute at least 90% of our ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our ordinary income (during the calendar year) plus 98.2% of our capital gain net income (during each 12-month period ending on October 31) plus any ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. We made quarterly distributions to our stockholders for the first four full quarters subsequent to our IPO. To the extent we had income available, we made monthly distributions to our stockholders from October 30, 2014 until March 30, 2020. As announced on April 1, 2020, distributions, if any, will be made on a quarterly basis effective for the second quarter of 2020. Our stockholder distributions, if any, will be determined by our Board on a quarterly basis. Any distributions to our stockholders will be declared out of assets legally available for distribution. The Company’s Board determined not to declare any distributions during the years ended December 31, 2022 and 2021.

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

PERFORMANCE GRAPH

The following graph compares the cumulative return on shares of our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on shares of our common stock, for the period from December 31, 2017 through December 31, 2022. The graph assumes that on December 31, 2017, a person invested $100 in each share of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. The graph also assumes that dividends paid are reinvested in the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year.

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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	N/A(1)
Offering expenses borne by us (as a percentage of offering price)	N/A(2)
Dividend reinvestment plan fees (per sales transaction fee)	$15.00(3)
Total stockholder transaction expenses (as a percentage of offering price)	0.00%
Annual expenses (as a percentage of net assets attributable to common stock):
Base management fee	3.80%(4)
Incentive fees payable from Net Investment Income	0.00%(5)
Incentive fee payable from Capital Gains	0.00%(5)
Interest payments on borrowed funds	8.03%(6)
Other expenses	4.34%(7)
Acquired fund fees and expenses	0.05%(8)
Total stockholder transaction expenses (as a percentage of offering price)	16.22%(9)

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
(4)
Reflects our gross base management fee as a percentage of net assets. Our base management fee under the Investment Advisory Agreement is calculated at an annual rate of 1.75% of our gross assets, which is our total assets as reflected on our balance sheet and includes any borrowings for investment purposes. The gross base management fee reflected in the table above is based on the fiscal year ended December 31, 2022. See “Investment Advisory Agreement.”
(5)
Assumes that annual incentive fees earned by Mount Logan Management LLC remain consistent with the incentive fees earned by Mount Logan Management LLC during the fiscal year ended December 31, 2022 and includes accrued capital gains incentive fee. As of December 31, 2022, Mount Logan Management LLC has accrued no capital gains incentive fee. As we cannot predict whether we will meet the thresholds for incentive fees under the Investment Advisory Agreement, the incentive fees paid in subsequent periods, if any, may be substantially different than the fees incurred during the fiscal year ended December 31, 2022. For more detailed information about the incentive fee calculations, see Part I, Item 1. Business, Agreements, Investment Advisory Agreement section of this Annual Report on Form 10-K.
(6)
As of December 31, 2022, we had $19.1 million of unused borrowing capacity, subject to maintenance of the applicable total assets to debt ratio, under the 1940 Act. As of such date, we had $55.9 million in borrowings outstanding under our $75.0 million KeyBank Credit Facility, $50.0 million in aggregate principal of 2026 Notes and $15.0 million in aggregate principal of 2032 Convertible Notes. Annual interest expense on borrowed funds represents actual interest expense incurred for the fiscal year ended December 31, 2022, as well as deferred financing costs, amendment costs and make-whole premiums, if any. We caution you that our actual interest expense will depend on prevailing interest rates and our rate of borrowing, which may be substantially higher than the estimate provided in this table.
(7)
“Other expenses” include our overhead expenses, including payments by us under the Administration Agreement based on the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement, and expenses relating to the Dividend Reinvestment Plan, for the fiscal year ended December 31, 2022.
(8)
“Acquired fund fees and expenses” are the indirect costs of investing in the Company’s joint venture, Great Lakes Funding II LLC. The operating expenses in this fee table will not correlate to the expense ratio in the Company’s Financial Highlights because the financial statements include only the direct operating expenses incurred by the Company. Therefore, amounts may not agree with the Financial Highlights due to the inclusions in this table of Acquired Fund Fees and Expenses and certain other adjustments.
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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return	$162	$434	$648	$1,006

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return	$172	$456	$675	$1,027

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

SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2022, we did not sell any unregistered equity securities.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K. The discussion includes forward-looking statements that involve substantial risks and uncertainties and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” set forth on page 2 of this Annual Report on Form 10-K for further information regarding forward-looking statements. Except as otherwise indicated, the terms “we,” “us,” “our,” the “Company,” “Logan Ridge” and “LRFC” refer to Logan Ridge Finance Corporation.

Overview

We are a Maryland corporation that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We are managed by Mount Logan Management LLC (the “Investment Adviser” or the "Adviser"), and BC Partners Management LLC (the “Administrator”) provides the administrative services necessary for us to operate.

We provide capital to lower and traditional middle-market companies in the United States (“U.S.”), with a non-exclusive emphasis on the Southeast, Southwest, and Mid-Atlantic regions. We invest primarily in companies with a history of earnings growth and positive cash flow, proven management teams, products or services with competitive advantages and industry-appropriate margins. We primarily invest in companies with between $5 million and $50 million in trailing twelve-month earnings before interest, tax, depreciation, and amortization (“EBITDA”).

We invest in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market and traditional middle-market companies.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally must invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150%, if certain requirements are met, after such borrowing, with certain limited exceptions. The Small Business Credit Availability Act (the “SBCA”) allows BDCs to decrease their asset coverage requirement from 200% to 150% (i.e., the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met. On November 1, 2018, our board of directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage, and as a result, our asset coverage requirements for senior securities were changed from 200% to 150%, effective November 1, 2019. As of December 31, 2022, our asset coverage ratio was 177%. To maintain our regulated investment company (“RIC”) status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their small business investment company (“SBIC”) licenses issued by the U.S. Small Business Administration (“SBA”), and continued to hold their existing investments at the time of IPO and have continued to make new investments after the IPO. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (“SBA-guaranteed debentures”) and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. As of December 31, 2022, there were no SBA-guaranteed debentures outstanding.

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

Definitive Agreement

On April 20, 2021, Capitala Investment Advisors, LLC (“Capitala”), the Company’s former investment adviser, entered into a definitive agreement (the “Definitive Agreement”) with the Investment Adviser and Mount Logan Capital Inc. (“MLC”), both affiliates of BC Partners Advisors L.P. (“BC Partners”) for U.S. regulatory purposes, whereby Mount Logan acquired certain assets related to Capitala’s business of providing investment management services to the Company (the “Transaction”), through which the Investment Adviser became the Company’s investment adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) with the Company. At a special meeting of the Company’s stockholders (the “Special Meeting”) held on May 27, 2021, the Company’s stockholders approved the Investment Advisory Agreement. The transactions contemplated by the Definitive Agreement closed on July 1, 2021 (the “Closing”).

As part of the Transaction, the Investment Adviser entered into a two-year contractual fee waiver (the “Fee Waiver”) with the Company to waive, to the extent necessary, any capital gains fee under the Investment Advisory Agreement that exceeds what would have been paid to Capitala in the aggregate over such two-year period under the prior advisory agreement.

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

The Company’s financial statements as of December 31, 2022 and 2021, and for the years ended December 31, 2022, 2021 and 2020 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Income Taxes

Prior to the Formation Transactions, the Legacy Funds were treated as partnerships for U.S. federal, state and local income tax purposes and, therefore, no provision has been made in the accompanying consolidated financial statements for federal, state or local income taxes. In accordance with the partnership tax law requirements, each partner would include their respective components of the Legacy Funds’ taxable profits or losses, as shown on their Schedule K-1 in their respective tax or information returns. Subsequent to the Formation Transactions, the Legacy Funds became disregarded entities for tax purposes.

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

The tax years ended December 31, 2022, 2021, 2020 and 2019 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the years ended December 31, 2022, 2021 and 2020. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of December 31, 2022 and 2021, the Company recorded a net deferred tax asset of zero. For the years ended December 31, 2022, 2021 and 2020, the Company recorded a tax provision (benefit) of $0.1 million, zero, and zero, respectively. As of December 31, 2022 and 2021, the valuation allowance on the Company’s deferred tax asset was $4.0 million and $2.5 million, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company recognized an increase (decrease) in the valuation allowance of $1.5 million, $(2.1) million, and $1.4 million, respectively.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s U.S. federal income tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of December 31, 2022 and 2021, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of December 31, 2022 or 2021. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

Portfolio and Investment Activity

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests primarily in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market companies and traditional middle-market companies. As of December 31, 2022, our portfolio consisted of investments in 59 portfolio companies with a fair value of approximately $203.6 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of December 31, 2022, 1.9% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2021, 8.5% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the year ended December 31, 2022, we made approximately $107.7 million of investments and had approximately $94.0 million in repayments and sales of investments resulting in net deployment of approximately $13.7 million for the year. During the year ended December 31, 2021, we made approximately $89.4 million of investments and had approximately $169.6 million in repayments and sales of investments resulting in net repayments and sales of approximately $80.2 million for the year.

As of December 31, 2022, our debt investment portfolio, which represented 83.2% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 10.4% (excluding the income from non-accruals and collateralized loan obligations). As of December 31, 2022, 17.2% of the fair value of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2021, our debt investment portfolio, which represented 67.4% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 8.1% (excluding the income from non-accruals and collateralized loan obligations). As of December 31, 2021, 22.8% of the fair value of our debt investment portfolio was bearing a fixed rate of interest.

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

As of December 31, 2022, the Company’s Adviser approved the fair value of the Company’s investment portfolio of approximately $203.6 million in good faith in accordance with the Company’s valuation procedures. The Company’s Adviser approved the fair value of the Company’s investment portfolio as of December 31, 2022 with input from third-party valuation firms and the Investment Adviser, as valuation designee, based on information known or knowable as of the valuation date, including trailing and forward looking data.

As of December 31, 2022, we had debt investments in one portfolio company on non-accrual status with an aggregate amortized cost of $11.9 million and an aggregate fair value of $9.7 million, which represented 5.4% and 4.8% of the investment portfolio, respectively. As of December 31, 2021, we had debt investments in two portfolio companies on non-accrual status with an aggregate amortized cost of $12.7 million and an aggregate fair value of $7.6 million, which represented 6.7% and 3.8% of the investment portfolio, respectively.

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2022 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$143,047	64.9%	$136,896	67.3%
Second Lien Debt	8,283	3.8%	6,464	3.2%
Subordinated Debt	26,571	12.0%	25,851	12.7%
Collateralized Loan Obligations	6,185	2.8%	4,972	2.4%
Joint Venture	414	0.2%	403	0.2%
Equity	36,016	16.3%	29,006	14.2%
Total	$220,516	100.0%	$203,592	100.0%

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2021 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$103,667	54.4%	$98,251	49.6%
Second Lien Debt	30,048	15.8%	30,190	15.2%
Subordinated Debt	5,050	2.6%	5,050	2.6%
Equity and Warrants	51,717	27.2%	64,698	32.6%
Total	$190,482	100.0%	$198,189	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of December 31, 2022 and 2021 (dollars in thousands):

	December 31, 2022		December 31, 2021
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$42,594	20.9%	$28,851	14.6%
Financials	35,660	17.5%	17,161	8.7%
Business Services	24,570	12.1%	32,819	16.6%
Information Technology	17,330	8.5%	24,067	12.1%
Industrials	15,631	7.7%	14,641	7.4%
Consumer Discretionary	13,505	6.6%	11,018	5.6%
Healthcare Management	9,695	4.8%	7,002	3.5%
Entertainment	7,459	3.7%	8,894	4.5%
Financial Services	6,651	3.3%	7,430	3.7%
Automobile Part Manufacturer	4,992	2.5%	2,721	1.4%
Textile Equipment Manufacturer	5,001	2.5%	5,050	2.5%
Consumer Staples	4,825	2.4%	—	0.0%
Medical Device Distributor	4,360	2.1%	4,961	2.5%
Online Merchandise Retailer	3,701	1.8%	5,951	3.0%
Advertising & Marketing Services	3,562	1.7%	4,579	2.3%
Communication Services	896	0.4%	—	0.0%
Household Product Manufacturer	758	0.4%	287	0.1%
Testing laboratories	723	0.4%	1,113	0.6%
General Industrial	641	0.3%	645	0.3%
Data Processing & Digital Marketing	509	0.2%	509	0.3%
Electronic Machine Repair	271	0.1%	8,465	4.3%
Oil & Gas Engineering and Consulting Services	258	0.1%	333	0.2%
QSR Franchisor	—	—	8,007	4.0%
Home Repair Parts Manufacturer	—	—	3,062	1.5%
Consumer Products	—	—	623	0.3%
	$203,592	100.0%	$198,189	100.0%

All investments made by the Company as of December 31, 2022 and 2021 were made in portfolio companies located in the U.S.

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture at December 31, 2022 was $0.4 million. Fair value has been determined utilizing the net asset value as a practical expedient pursuant to US GAAP. Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of December 31, 2022, the Company has a $0.1 million unfunded commitment to the Great Lakes II Joint Venture.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the years ended December 31, 2022 and 2021. For information regarding results of operations for the year ended December 31, 2020, see the Company’s Form 10-K for the fiscal year ended December 31, 2020, located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as filed with the SEC on March 14, 2022, which is incorporated by reference herein.

Our operating results for the years ended December 31, 2022 and 2021 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2022	2021
Total investment income	$14,927	$16,754
Total expenses, net of incentive fee waiver	16,089	20,347
Net investment loss	(1,162)	(3,593)
Net realized gain (loss) on investments	13,769	(7,967)
Net change in unrealized (depreciation) appreciation on investments	(24,631)	10,667
Net realized loss on extinguishment of debt	—	(1,025)
Net decrease in net assets resulting from operations	$(12,024)	$(1,918)

Investment income

The composition of our investment income for the years ended December 31, 2022 and 2021 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2022	2021
Interest income	$13,666	$14,825
Payment-in-kind interest	1,106	456
Dividend income	14	906
Other income	141	567
Total investment income	$14,927	$16,754

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

For the year ended December 31, 2022, total investment income decreased by $1.8 million, or 10.9%, compared to the year ended December 31, 2021.

The decrease from the prior year was driven primarily by a decrease in interest income, from $14.8 million for the year ended December 31, 2021 to $13.7 million for the year ended December 31, 2022. The decline in interest income is primarily due to lower average outstanding debt investments for the year ended December 31, 2022 compared to the year ended December 31, 2021.

For more information on the effects and potential effects of the discontinuation of LIBOR, see “The interest rates of some of our floating-rate loans to our portfolio companies may be priced using a spread over LIBOR, which is being phased out.”

PIK income increased from $0.5 million for the year ended December 31, 2021 to $1.1 million for the year ended December 31, 2022. The increase in PIK income was due to an increase in investments with a contractual PIK rate.

Dividend income decreased from $0.9 million for the year ended December 31, 2021 to less than $0.1 million for the year ended December 31, 2022 due to several one-time dividends received from portfolio companies during the year ended December 31, 2021.

For the year ended December 31, 2022, we generated $0.1 million of other income primarily from origination fees received on new investments. Comparatively, for the year ended December 31, 2021, we generated $0.6 million of other income, of which $0.5 million was from origination fees received from new investments and $0.1 million was from other fees.

Operating expenses

The composition of our expenses for the years ended December 31, 2022 and 2021 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2022	2021
Interest and financing expenses	$7,815	$10,569
Base management fee	3,861	4,846
Directors' fees	493	410
Administrative service fees	620	1,039
General and administrative expenses	3,300	3,483
Total expenses	$16,089	$20,347

For the year ended December 31, 2022, operating expenses decreased by $4.3 million, or 20.9%, compared to the year ended December 31, 2021. Interest and financing expenses declined from $10.6 million for the year ended December 31, 2021 to $7.8 million for the year ended December 31, 2022 primarily due to a lower cost of capital as well as lower average debt outstanding during the period during the year ended December 31, 2022. Our base management fee declined from $4.8 million for the year ended December 31, 2021 to $3.9 million for the year ended December 31, 2022 due to lower average assets under management. No incentive fees were earned during the years ended December 31, 2022 and 2021. Administrative services fees decreased to $0.6 million for the year ended December 31, 2022 from $1.0 million for the year ended December 31, 2021. General and administrative expenses decreased from $3.5 million for the year ended December 31, 2021 to $3.3 million for the year ended December 31, 2022.

Net realized gains (losses) on sales of investments

During the years ended December 31, 2022 and 2021, we recognized $13.8 million of net realized gains and $8.0 million of net realized losses on our portfolio investments, respectively. The change in realized gains and losses was primarily due to changes in the market conditions of our investments and the values at which they were realized, caused by the fluctuations in the market and in the economy.

Net unrealized appreciation (depreciation) on investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the years ended December 31, 2022 and 2021, we had $(24.6) million and $10.7 million of net change in unrealized (depreciation) appreciation on investments, respectively. The net change in unrealized (depreciation) appreciation our investments for the year ended December 31, 2022 compared to the prior year was primarily due to changes in the capital market conditions of our investments and the values at which they were realized, caused by the fluctuation in the market and in the economy.

Changes in net assets resulting from operations

For the years ended December 31, 2022 and 2021, we recorded a net decrease in net assets resulting from operations of $12.0 million and $1.9 million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2022 and 2021, our per share net decrease in net assets resulting from operations was $4.44 and $0.71, respectively.

For the years ended December 31, 2021 and 2020

The comparison of the fiscal years ended December 31, 2021 and 2020 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2021 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

LIQUIDITY AND CAPITAL RESOURCES

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our stockholders, and repay indebtedness.

Since our IPO, we have raised approximately $136.0 million in net proceeds from equity offerings through December 31, 2022.

KeyBank Credit Facility

On October 30, 2020, Capitala Business Lending, LLC ("CBL"), a direct, wholly owned, consolidated subsidiary of the Company, entered into a senior secured revolving credit agreement ("the KeyBank Credit Facility") with the investment adviser at the time, as collateral manager, the lenders from time to time parties thereto (each a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. The KeyBank Credit Facility was amended on May 10, 2022. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $75.0 million as of May 10, 2022, with an uncommitted accordion feature that allows the Company to borrow up to an additional $125.0 million. The KeyBank Credit Facility matures on May 10, 2027, unless there is an earlier termination or event of default. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through May 10, 2025, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at 1M Term SOFR plus 2.90% during the 3-year revolving period and 3.25% thereafter, with a 0.40% 1M Term SOFR floor. CBL will also pay an unused commitment fee at a rate of (1) 1.00% if utilization is less than or equal to 30.0%, (2) 0.65% if utilization is greater than 30.0% but less than or equal to 60.0%, or (3) 0.35% if utilization is greater than 60.0%, per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility. As of December 31, 2022, there were draws of $55.9 million on the KeyBank Credit Facility. The KeyBank Credit Facility includes customary events of default for revolving credit facilities of this nature. As of December 31, 2022, assets pledged to secure the KeyBank Credit Facility had a fair value of $111.3 million.

2032 Convertible Notes

On April 1, 2022, we issued $15.0 million in aggregate principal amount of 5.25% fixed-rate convertible notes due April 1, 2032 (the “2032 Convertible Notes”).

The 2032 Convertible Notes are convertible, at the holder’s option and at any time on or prior to the close of business on the business day immediately preceding the maturity date, into such number of shares of the Company’s common stock as is equal to the principal balance of the notes being converted on such date divided by the “Conversion Price,” as described below. We will not issue more than 539,503 shares of common stock in the aggregate under the purchase agreement governing the 2032 Convertible Notes (the “Purchase Agreement”); however, such number of shares may be adjusted from time to time to give effect to any forward or reverse stock splits with respect to the common stock as well as any further adjustments described in the purchase agreement. The “Conversion Price” will be equal to the average “Closing Sale Price” for the five “Trading Days” immediately prior to the relevant “Conversion Date,” as those terms are defined in the Purchase Agreement, subject to certain anti-dilutive provisions, as further described in the Purchase Agreement. No holder of a 2032 Convertible Note will be entitled to convert any such note or portion thereof if such conversion would result in more than $7,500,000 in principal amount of 2032 Convertible Notes being converted in any such calendar quarter. We have determined that the embedded conversion option in the 2032 Convertible Notes is not required to be separately accounted for as a derivative under U.S. GAAP.

We obtained an Investment Grade rating from a Nationally Recognized Statistical Rating Organization (“NRSRO”) with respect to the 2032 Convertible Notes. The 2032 Convertible Notes have a fixed interest rate of 5.25% per annum payable semi-annually on March 31 and September 30 of each year, commencing on September 30, 2022, subject to a step up of 0.75% per annum to the extent that the 2032 Convertible Notes are downgraded below Investment Grade by an NRSRO or the 2032 Convertible Notes no longer maintain a rating from an NRSRO. We will also be required to pay an additional interest rate of 2.0% per annum (x) on any overdue payment of interest and (y) during the continuance of an “Event of Default.” The Company intends to use the net proceeds from the offering of the 2032 Convertible Notes for general corporate purposes, which may include repaying outstanding indebtedness, making opportunistic investments and paying corporate expenses. In addition, on the occurrence of a “Change in Control Repurchase Event” or “Delisting Event,” as defined in the Purchase Agreement, the Company will generally be required to make an offer to purchase the outstanding 2032 Convertible Notes at a price equal to 100% of the principal amount of such 2032 Convertible Notes plus accrued and unpaid interest to the repurchase date. The 2032 Convertible Notes are redeemable prior to maturity. No “sinking fund” is provided for the 2032 Convertible Notes. As of December 31, 2022, the Company had $15.0 million in 2032 Convertible Notes outstanding.

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

In connection with the offering, the Company entered into a Registration Rights Agreement, dated as of October 29, 2021 (the “Registration Rights Agreement”), with the purchasers of the 2026 Notes. Pursuant to the Registration Rights Agreement, the Company is obligated to file with the Securities and Exchange Commission a registration statement relating to an offer to exchange the 2026 Notes for new notes issued by the Company that are registered under the Securities Act and otherwise have terms substantially identical to those of the 2026 Notes, and to use its commercially reasonable efforts to cause such registration statement to be declared effective. As of December 31, 2022, we had approximately $50.0 million in aggregate principal amount of 2026 Notes outstanding.

2022 Notes

On May 16, 2017, we issued $70.0 million in aggregate principal amount of 6.0% fixed-rate notes due May 31, 2022 (the “2022 Notes”). On May 25, 2017, we issued an additional $5.0 million in aggregate principal amount of the 2022 Notes pursuant to a partial exercise of the underwriters’ overallotment option. On November 1, 2021, we notified the Trustee for the 2022 Notes, of the Company’s election to redeem the $50.0 million aggregate principal amount of the 2022 Notes outstanding. The redemption was completed on December 6, 2021. On May 31, 2022, the 2022 Notes reached maturity, and the entire outstanding principal of the 2022 Notes became payable and was paid by the Company. Accordingly, as of December 31, 2022, there were no 2022 Notes outstanding.

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

2022 Convertible Notes

On May 26, 2017, we issued $50.0 million in aggregate principal amount of 5.75% fixed-rate convertible notes due May 31, 2022 (the “2022 Convertible Notes”). On June 26, 2017, we issued an additional $2.1 million in aggregate principal amount of the 2022 Convertible Notes pursuant to a partial exercise of the underwriters’ overallotment option. On May 31, 2022, the 2022 Convertible Notes reached maturity, and the entire outstanding principal of the 2022 Convertible Notes became payable, and was paid by the Company. Accordingly, as of December 31, 2022, there were no 2022 Convertible Notes outstanding.

Interest on the 2022 Convertible Notes was payable quarterly. The 2022 Convertible Notes were listed on the NASDAQ Capital Market under the trading symbol “CPTAG” with a par value of $25.00 per share.

Asset Coverage Ratio

We are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150% if certain requirements are met, after such borrowing, with certain limited exceptions. The SBCA allows BDCs to decrease their asset coverage requirement from 200% to 150% (i.e., the amount of debt may not exceed 66.7% of the value of total assets), if certain requirements are met. On November 1, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage and as a result, our asset coverage requirements for senior securities were changed from 200% to 150%, effective November 1, 2019. As of December 31, 2022, our asset coverage ratio was 177%. If our asset coverage ratio falls below 150% due a decline in the fair market of our portfolio, we may be limited in our ability to raise additional debt.

As of December 31, 2022, we had $6.8 million in cash and cash equivalents, and our net assets totaled $95.0 million.

Contractual Obligations

We have entered into two contracts under which we have material future commitments: the Investment Advisory Agreement, pursuant to which the Investment Adviser serves as our investment adviser, and the Administration Agreement, pursuant to which our Administrator agrees to furnish us with certain administrative services necessary to conduct our day-to-day operations. Payments under the Investment Advisory Agreement in future periods will be equal to: (1) a percentage of the value of our gross assets; and (2) an incentive fee based on our performance. Payments under the Administration Agreement will occur on an ongoing basis as expenses are incurred on our behalf by our Administrator.

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

A summary of our significant contractual payment obligations as of December 31, 2022 are as follows (dollars in millions):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
2026 Notes	$—	$—	$50.0	$—	$50.0
2032 Convertible Notes	—	—	—	15.0	15.0
KeyBank Credit Facility	—	—	55.9	—	55.9
Total Contractual Obligations	$—	$—	$105.9	$15.0	$120.9

Senior Securities

Information about the Company’s senior securities as of December 31, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014 and 2013, and information about Fund II’s and Fund III’s senior securities as of December 31, 2012 are shown in the following table.

Class and Year	Total Amount Outstanding(1)	Assets Coverage Per Unit(2)(7)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4)
KeyBank Credit Facility(5)
2022	$55,937	$1,771	—	N/A
2021	—	1,849	—	N/A
2020	—	1,900	—	N/A
ING Credit Facility(6)
2019	$—	$2,200	—	N/A
2018	10,000	2,400	—	N/A
2017	9,000	2,600	—	N/A
2016	44,000	2,600	—	N/A
2015	70,000	2,500	—	N/A
2014	—	1,800	—	N/A
2032 Convertible Notes
2022	$15,000	$1,771	—	N/A
2026 Notes
2022	$50,000	$1,771	—	N/A
2021	50,000	1,849	—	N/A
2022 Notes
2021	$22,833	$1,849	—	$1,002
2020	72,833	1,900	—	867
2019	75,000	2,200	—	1,000
2018	75,000	2,400	—	996
2017	75,000	2,600	—	1,014
2022 Convertible Notes
2021	$52,088	$1,849	—	$1,005
2020	52,088	1,900	—	856
2019	52,088	2,200	—	994
2018	52,088	2,400	—	984
2017	52,088	2,600	—	1,001
SBA-guaranteed debentures
2020	$91,000	N/A	—	N/A
2019	150,000	N/A	—	N/A
2018	165,700	N/A	—	N/A
2017	170,700	N/A	—	N/A
2016	170,700	N/A	—	N/A
2015	184,200	N/A	—	N/A
2014	192,200	$1,800	—	N/A
2013	202,200	2,300	—	N/A
2021 Notes
2016	$113,438	$2,600	—	$1,006
2015	113,438	2,500	—	1,020
2014	113,438	1,800	—	1,036
Fund II SBA-guaranteed debentures
2012	$52,200	$2,000	—	N/A
Fund III SBA-guaranteed debentures
2012	$125,000	$1,700	—	N/A

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
(5)
As of December 31, 2022, there was $55.9 million outstanding on the KeyBank Credit Facility.
(6)
On June 19, 2020, the Company unilaterally terminated the ING Credit Facility.
(7)
We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of December 31, 2020, 2019, 2018, 2017, 2016 and 2015 pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the asset coverage ratio we are required to satisfy under the 1940 Act.

Distributions

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we timely distribute to our stockholders, we are required to distribute at least 90% of our ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our ordinary income (during the calendar year) plus 98.2% of our capital gain net income (during each 12-month period ending on October 31) plus any ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. We made quarterly distributions to our stockholders for the first four full quarters subsequent to our IPO. To the extent we had income available, we made monthly distributions to our stockholders from October 30, 2014 until March 30, 2020. As announced on April 1, 2020, distributions, if any, will be made on a quarterly basis effective for the second quarter of 2020. Our stockholder distributions, if any, will be determined by our Board on a quarterly basis. Any distributions to our stockholders will be declared out of assets legally available for distribution. The Company’s Board determined not to declare any distributions during the years ended December 31, 2022 and 2021.

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

Related Parties

We have entered into the Investment Advisory Agreement with the Investment Adviser. The Company is externally managed by the Investment Adviser, an affiliate of BC Partners, pursuant to the Investment Advisory Agreement. Mr. Goldthorpe, an interested member of the Board, has a direct or indirect pecuniary interest in the Investment Adviser. The Investment Adviser is a registered investment adviser under the Advisers Act. The Investment Adviser is an affiliate of BC Partners Advisors L.P. for U.S. regulatory purposes. MLC is the ultimate control person of the Investment Adviser.

Under the Investment Advisory Agreement, fees payable to the Investment Adviser equal (i) the Base Management Fee and (ii) the Incentive Fee. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of the outstanding shares, and, in each case, a majority of the independent directors.

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

On October 23, 2018, the SEC issued an order granting an application for exemptive relief to an affiliate of our Investment Adviser that allows BDCs managed by the Investment Adviser, including Logan Ridge, to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Investment Adviser or its affiliates and any future funds that are advised by the Investment Adviser or its affiliated investment advisers. Under the terms of the exemptive order, in order for Logan Ridge to participate in a co-investment transaction, a “required majority” (as defined in Section 57(o) of the 1940 Act) of Logan Ridge’s independent directors~~,~~ must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to Logan Ridge and its stockholders and do not involve overreaching with respect of Logan Ridge or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of Logan Ridge’s stockholders and is consistent with Logan Ridge’s investment objectives and strategies and certain criteria established by the Board. We believe this relief may not only enhance our ability to further our investment objectives and strategies, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us in the absence of such relief.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, the Company had the following unfunded commitments to existing portfolio companies (dollars in thousands):

Portfolio Company	Investment	December 31, 2022	December 31, 2021
Accordion Partners LLC(1)	First Lien/Senior Secured Debt	$897	$4,000
Accordion Partners LLC (Revolver)	First Lien/Senior Secured Debt	1,531	5,000
Beta Plus Technologies (Revolver)	First Lien/Senior Secured Debt	453	N/A
Bradshaw International, Inc. (Revolver)	First Lien/Senior Secured Debt	922	722
Critical Nurse Staffing, LLC(1)	First Lien/Senior Secured Debt	2,063	2,063
Critical Nurse Staffing, LLC (Revolver)	First Lien/Senior Secured Debt	700	1,000
Dentive, LLC(1)	First Lien/Senior Secured Debt	598	N/A
Dentive, LLC (Revolver)	First Lien/Senior Secured Debt	187	N/A
Epic Staffing Group(1)	First Lien/Senior Secured Debt	872	N/A
Great Lakes Funding II LLC - Series A	Joint Venture	80	N/A
GreenPark Infrastructure, LLC - Series M-1	Common Stock and Membership Units	732	N/A
J5 Infrastructure Partners, LLC (Revolver)	First Lien/Senior Secured Debt	N/A	3,500
Keg Logistics LLC (Revolver)	First Lien/Senior Secured Debt	436	872
Marble Point Credit Management LLC (Revolver)	First Lien/Senior Secured Debt	2,500	2,500
Premier Imaging, LLC(1)	First Lien/Senior Secured Debt	1,378	1,937
Wealth Enhancement Group, LLC(1)	First Lien/Senior Secured Debt	—	3,275
Wealth Enhancement Group, LLC (Revolver)	First Lien/Senior Secured Debt	438	269
Total Unfunded Commitments		$13,787	$25,138

(1)
Delayed-draw term loan.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

On March 6, 2023, the Company’s Board of Directors authorized a new share repurchase program, whereby the Company may repurchase up to an aggregate of $5.0 million of its outstanding common shares in the open market. Unless extended or discontinued by the Company’s Board of Directors, the repurchase program will terminate on March 31, 2024. The repurchase program may be extended, modified or discontinued at any time for any reason without prior notice. The repurchase program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18 and accomplished through a Rule 10b5-1 plan, which sets certain restrictions on the method, timing, price and volume of share repurchases.

On March 6, 2023, the Company’s Board of Directors approved a distribution of $0.18 per share payable on March 31, 2023 to stockholders of record as of March 20, 2023.

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

The Board has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company’s investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. The Board remains ultimately responsible for fair value determinations under the 1940 Act and satisfies its responsibility through oversight of the valuation designee in accordance with Rule 2a-5. Investments that are not publicly traded or whose market prices are not readily available, as is expected to be the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Adviser, based on, among other things, input of independent third-party valuation firm(s).

The Adviser undertakes a multi-step valuation process, which includes, among other procedures, the following:

•
The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued using certain inputs, among others, provided by the investment professionals responsible for the portfolio investment in conjunction with the Company’s portfolio management team. The Company utilizes an independent valuation firm to provide valuation on each material illiquid security at least once every trailing 12-month period;
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

As a practical expedient, the Company uses net asset value (“NAV”) as the fair value for its equity investment in Great Lakes Funding II LLC (“Great Lakes II Joint Venture”). The Great Lakes II Joint Venture records its underlying investments at fair value on a quarterly basis in accordance with the 1940 Act and US GAAP.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including valuation risk and interest rate risk. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Generally, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, for those variable rate investments we may hold that provide for an interest rate floor, our interest income will not decrease below a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the upper level breakpoint of the pre-incentive fee net investment income incentive fee, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. Conversely, a decline in the general level of interest rates, including the current environment, can be expected to lead to lower interest rates applicable to any variable rate investments we may hold and to increases in the value of any fixed rate investments we may hold. Such a decrease would make it more difficult for us to meet or exceed the hurdle rate applicable to the upper level breakpoint of the pre-incentive fee net investment income incentive fee, and may result in a substantial decrease in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our decreased pre-incentive fee net investment income.

In addition, we borrow funds in order to make additional investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or any future subsidiaries have debt outstanding or financing arrangements in effect, our interest expense will increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the year ended December 31, 2022, we did not engage in hedging activities.

We invest primarily in illiquid debt of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by our Advisor, based on, among other things, the input of independent third-party valuation firm(s), and in accordance with our valuation policy. There is no single technique for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If, in the future, we are required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments do not have a readily available market price, and we value these investments at fair value as determined in good faith by our Adviser as valuation designee subject to the oversight of our Board, in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts subject to the requirements of the 1940 Act. During the year ended December 31, 2022, we did not engage in hedging activities.

As of December 31, 2022, we held 48 securities bearing a variable rate of interest. Our variable rate investments represent approximately 82.8% of the fair value of our total debt investments. As of December 31, 2022, none of our variable rate securities were yielding interest at a rate equal to the established interest rate floor. As of December 31, 2022, we had $55.9 million outstanding on our KeyBank Credit Facility, which has a variable rate of interest at one-month SOFR + 2.90%, subject to an interest rate floor of 0.40%. As of December 31, 2022, all of our other interest paying liabilities, consisting of $15.0 million in 2032 Convertible Notes and $50.0 million in 2026 Notes, were bearing interest at a fixed rate.

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

Based on our December 31, 2022 consolidated statement of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$4,459	$(1,701)	$2,758
Up 200 basis points	2,973	(1,134)	1,839
Up 100 basis points	1,486	(567)	919
Down 100 basis points	(1,486)	567	(919)
Down 200 basis points	(2,951)	1,134	(1,817)
Down 300 basis points	$(4,348)	$1,701	$(2,647)

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Logan Ridge Finance Corporation

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Logan Ridge Finance Corporation and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, cash flows, changes in net assets, the financial highlights for years ended December 31, 2022 and 2021, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in net assets, cash flows and financial highlights for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by the Company, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

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

Fair Value of Level 3 Investments— Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

The Company held investments classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included debt and equity securities with unique contract terms and conditions and/or complexity that considers a combination of multiple levels of market and asset specific inputs. The valuation techniques used in estimating the fair value of these investments vary and certain significant inputs used were unobservable. The fair value of the Company’s Level 3 investments was $203.2 million as of December 31, 2022.

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation techniques and to use significant unobservable inputs to estimate the fair value, including discount rates utilized. This required a high degree of auditor judgement and extensive audit effort, including in many instances, the need to involve fair value specialists who possess significant valuation experience, to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs, when performing procedures to audit the management’s estimate of fair value of Level 3 investments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of certain Level 3 investments included the following, among other factors:

1.
We evaluated the design and implementation of controls over the Company’s valuation of Level 3 investments, including those related to valuation techniques and significant unobservable inputs.
2.
We evaluated the appropriateness of the valuation techniques used for Level 3 investments and tested the related significant unobservable inputs by comparing these inputs to external sources.
3.
For a selected sample of Level 3 investments, we performed these procedures with the assistance of our fair value specialists to evaluate the valuation techniques and significant unobservable inputs and assumptions used, including discount rates.
4.
We evaluated the management’s ability to estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market or investment specific conditions, where applicable.

/s/ Deloitte & Touche LLP

New York, New York

March 9, 2023

We have served as the Company’s auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Logan Ridge Finance Corporation (formerly known as Capitala Finance Corp.)

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, changes in net assets and cash flows of Logan Ridge Finance Corporation (formerly known as Capitala Finance Corp.) (the “Company”), for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the operations, changes in net assets, and cash flows of the Company for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor from 2013 to 2021.

Charlotte, North Carolina
March 8, 2021

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of December 31,
	2022	2021
ASSETS
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $191,435 and $131,829, respectively)	$177,268	$129,991
Affiliate investments (amortized cost of $29,081 and $49,803, respectively)	26,324	61,359
Control investments (amortized cost of zero and $8,850, respectively)	—	6,839
Total investments at fair value (amortized cost of $220,516 and $190,482, respectively)	203,592	198,189
Cash and cash equivalents	6,793	39,056
Interest and dividend receivable	1,578	929
Prepaid expenses	2,682	3,358
Receivable for unsettled trades	—	685
Other assets	65	—
Total assets	$214,710	$242,217
LIABILITIES
2022 Notes (net of deferred financing costs of zero and $46, respectively)	$—	$22,787
2022 Convertible Notes (net of deferred financing costs of zero and $167, respectively)	—	51,921
2026 Notes (net of deferred financing costs and original issue discount of $1,421 and $1,552, respectively)	48,579	48,448
2032 Convertible Notes (net of deferred financing costs and original issue discount of $1,117 and zero, respectively)	13,883	—
KeyBank Credit Facility (net of deferred financing costs of $1,322 and $353, respectively)	54,615	(353)
Management and incentive fees payable	933	1,065
Interest and financing fees payable	973	911
Payable for unsettled trades	—	9,265
Accounts payable and accrued expenses	722	1,144
Total liabilities	$119,705	$135,188
Commitments and contingencies (Note 2)
NET ASSETS
Common stock, par value $0.01, 100,000,000 common shares authorized, 2,711,068 and 2,711,068 common shares issued and outstanding, respectively	$27	$27
Additional paid in capital	191,038	188,846
Total distributable loss	(96,060)	(81,844)
Total net assets	$95,005	$107,029
Total liabilities and net assets	$214,710	$242,217
Net asset value per share	$35.04	$39.48

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Years Ended December 31,
	2022	2021	2020
INVESTMENT INCOME
Interest income:
Non-control/non-affiliate investments	$12,732	$10,068	$16,729
Affiliate investments	706	4,368	6,580
Control investments	228	389	410
Total interest income	13,666	14,825	23,719
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	919	95	1,105
Affiliate investments	187	361	818
Total payment-in-kind interest and dividend income	1,106	456	1,923
Dividend income:
Non-control/non-affiliate investments	—	727	—
Affiliate investments	14	179	25
Total dividend income	14	906	25
Other income:
Non-control/non-affiliate investments	141	479	709
Affiliate investments	—	88	70
Total other income	141	567	779
Total investment income	14,927	16,754	26,446
EXPENSES
Interest and financing expenses	7,815	10,569	15,144
Base management fee	3,861	4,846	6,428
Directors expense	493	410	325
Administrative service fees	620	1,039	1,400
General and administrative expenses	3,300	3,483	3,091
Total expenses	16,089	20,347	26,388
NET INVESTMENT (LOSS) INCOME	(1,162)	(3,593)	58
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on investments:
Non-control/non-affiliate investments	17,312	(10,442)	(25,016)
Affiliate investments	1,672	2,475	1,451
Control investments	(5,215)	—	(484)
Net realized gain (loss) on investments	13,769	(7,967)	(24,049)
Net change in unrealized (depreciation) appreciation on investments:
Non-control/non-affiliate investments	(25,434)	13,058	(5,509)
Affiliate investments	(1,208)	(908)	(5,543)
Control investments	2,011	(1,483)	(559)
Net change in unrealized (depreciation) appreciation on investments	(24,631)	10,667	(11,611)
Total net realized and change in unrealized (loss) gain on investments	(10,862)	2,700	(35,660)
Net realized (loss) gain on extinguishment of debt	—	(1,025)	155
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(12,024)	$(1,918)	$(35,447)
NET DECREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC & DILUTED (SEE NOTE 11)(1)	$(4.44)	$(0.71)	$(13.08)
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – BASIC & DILUTED (SEE NOTE 11)(1)	2,711,068	2,711,068	2,709,169
DISTRIBUTIONS PAID PER SHARE(2)	$—	$—	$1.50

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

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)

For the Years Ended December 31, 2020, 2021 and 2022	Number of Shares	Par Value	Additional Paid in Capital (1)	Total Distributable Loss	Total
BALANCE, December 31, 2019	2,700,628	$27	$238,021	$(89,935)	$148,113
Net investment income	—	—	—	58	58
Net realized loss on investments	—	—	—	(24,049)	(24,049)
Net change in unrealized depreciation on investments	—	—	—	(11,611)	(11,611)
Net realized gain on extinguishment of debt	—	—	—	155	155
Fractional shares settled in cash as part of one-for-six reverse stock split	(13)	—	—	—	—
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	10,453	—	334	—	334
Distributions declared	—	—	—	(4,053)	(4,053)
Return of capital	—	—	(3,398)	3,398	—
Tax reclassification of stockholders' equity	—	—	(5,476)	5,476	—
BALANCE, December 31, 2020	2,711,068	$27	$229,481	$(120,561)	$108,947
Net investment loss	—	—	—	(3,593)	(3,593)
Net realized loss on investments	—	—	—	(7,967)	(7,967)
Net change in unrealized depreciation on investments	—	—	—	10,667	10,667
Net realized gain on extinguishment of debt	—	—	—	(1,025)	(1,025)
Tax reclassification of stockholders' equity	—	—	(40,635)	40,635	—
BALANCE, December 31, 2021	2,711,068	$27	$188,846	$(81,844)	$107,029
Net investment loss	—	—	—	(1,162)	(1,162)
Net realized gain on investments	—	—	—	13,769	13,769
Net change in unrealized depreciation on investments	—	—	—	(24,631)	(24,631)
Tax reclassification of stockholders' equity	—	—	2,192	(2,192)	—
BALANCE, December 31, 2022	2,711,068	$27	$191,038	$(96,060)	$95,005

(1)
Shares of the Company’s common stock and shares issued under the Company’s dividend reinvestment plan have been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(12,024)	$(1,918)	$(35,447)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(107,698)	(89,432)	(21,070)
Repayments and sales of investments	94,034	169,616	75,761
Net realized (gain) loss on investments	(13,769)	7,967	24,049
Net change in unrealized depreciation (appreciation) on investments	24,631	(10,667)	11,611
Net realized (loss) gain on extinguishment of debt	—	1,025	(155)
Payment-in-kind interest and dividends	(1,106)	(456)	(1,923)
Accretion of original issue discount on investments	(1,495)	(525)	(588)
Amortization of deferred financing fees and original issue discount	931	1,412	2,866
Changes in assets and liabilities:
Interest and dividend receivable	(649)	1,357	(541)
Prepaid expenses	676	(2,281)	(453)
Receivable for unsettled trades	685	(685)	—
Other assets	(65)	—	115
Management and incentive fees payable	(132)	(2,777)	129
Interest and financing fees payable	62	(777)	(751)
Payable for unsettled trades	(9,265)	9,265	—
Accounts payable and accrued expenses	(422)	1,116	(490)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(25,606)	82,240	53,113
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of SBA-guaranteed debentures	—	(91,000)	(59,000)
Prepayment penalty on SBA-guaranteed debentures	—	(519)	—
Proceeds from issuance of 2026 Notes	—	49,000	—
Proceeds from issuance of 2032 Convertible Notes	13,950	—	—
Repayment of 2022 Notes	(22,833)	(50,000)	(1,980)
Repayment of 2022 Convertible Notes	(52,088)	—	—
Borrowings under KeyBank Credit Facility	82,632	25,000	—
Repayments under KeyBank Credit Facility	(26,695)	(25,000)	—
Distributions paid to shareholders	—	—	(3,719)
Deferred financing fees paid	(1,623)	(607)	(793)
NET CASH USED IN FINANCING ACTIVITIES	(6,657)	(93,126)	(65,492)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(32,263)	(10,886)	(12,379)
CASH AND CASH EQUIVALENTS, beginning of period	39,056	49,942	62,321
CASH AND CASH EQUIVALENTS, end of period	$6,793	$39,056	$49,942
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$6,412	$10,604	$12,806
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Distributions paid through dividend reinvestment plan share issuances	$—	$—	$334

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2022

(in thousands, except for units/shares)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies - 186.6%
First Lien/Senior Secured Debt - 137.7%
Accordion Partners LLC	Industrials	10.83%	SOFR + 6.25%	0.75%	08/29/2029	$4,565	$4,457	$4,463	(12)(16)
Accordion Partners LLC (Revolver)	Industrials	—	SOFR + 6.25%	0.75%	08/31/2028	—	(33)	(29)	(12)
Accurate Background, LLC	Information Technology	10.03%	L + 6.00%	1.00%	03/26/2027	4,458	4,131	4,302	(16)
AIDC Intermediateco 2, LLC (Peak Technologies)	Information Technology	10.44%	SOFR + 6.40%	1.00%	07/22/2027	5,000	4,918	4,857	(16)
Alternative Biomedical Solutions, LLC	Healthcare	8.00%	—	—	12/18/2022	6,941	6,941	5,988
American Academy Holdings, LLC	Healthcare	15.38%	L + 4.75%, 6.25% PIK	1.00%	01/01/2025	2,506	2,486	2,459	(16)
American Clinical Solutions, LLC	Healthcare	11.27%	L + 7.00%, 4.27% PIK	—	12/31/2024	3,500	3,500	3,203
AP Core Holdings II, LLC	Information Technology	9.88%	L + 5.50%	0.75%	07/21/2027	1,172	1,158	1,065	(16)
AP Core Holdings II, LLC	Information Technology	9.88%	L + 5.50%	0.75%	07/21/2027	1,250	1,235	1,131	(16)
Beta Plus Technologies	Financials	8.87%	SOFR + 4.75%	—	07/02/2029	2,993	2,937	2,918	(16)
Beta Plus Technologies (Revolver)	Financials	—	SOFR + 4.25%	—	07/02/2027	—	—	(18)	(12)
Bradshaw International, Inc.	Consumer Discretionary	10.19%	L + 5.75%	1.00%	10/21/2027	501	491	462	(16)
Bradshaw International, Inc. (Revolver)	Consumer Discretionary	—	L + 5.75%	1.00%	10/21/2026	—	(18)	(71)	(12)
CIMSense	Financials	9.92%	SOFR + 5.50%	1.00%	12/17/2026	2,921	2,902	2,772	(16)
Critical Nurse Staffing, LLC	Healthcare	10.48%	L + 6.00%	1.00%	10/30/2026	5,864	5,771	5,765	(12)(16)
Critical Nurse Staffing, LLC (Revolver)	Healthcare	10.70%	L + 6.00%	1.00%	10/30/2026	300	287	287	(12)
Datalink, LLC	Healthcare	11.48%	L + 6.75%	1.00%	11/23/2026	5,843	5,843	5,799	(16)
Dentive, LLC	Healthcare	11.53%	SOFR + 7.00%	1.00%	12/26/2028	1,215	1,170	1,170	(12)(16)
Dentive, LLC (Revolver)	Healthcare	—	SOFR + 7.00%	1.00%	12/26/2028	—	(6)	(6)	(12)
Dodge Data & Analytics LLC	Information Technology	9.79%	SOFR + 4.75%	1.00%	02/12/2029	1,493	1,473	1,183	(16)
Epic Staffing Group	Industrials	10.40%	SOFR + 6.00%	—	06/28/2029	4,107	3,831	3,856	(12)(16)
Florida Food Products, LLC	Consumer Staples	9.32%	SOFR + 5.00%	0.75%	10/18/2028	2,000	1,888	1,928	(16)
Fortis Payment Solutions	Financials	9.93%	SOFR + 5.25%	1.00%	02/13/2026	2,918	2,903	2,886	(16)
Grindr Capital, LLC	Information Technology	12.52%	SOFR + 8.00%	—	11/14/2027	2,000	1,981	1,988	(16)
Heads Up Technologies	Industrials	10.14%	SOFR + 5.50%	0.75%	08/10/2028	2,926	2,899	2,889	(16)
Hudson Hospital OpCo, LLC	Healthcare	12.22%	SOFR + 8.00%	3.00%	11/04/2023	2,380	2,380	2,380	(16)
HUMC Opco, LLC	Healthcare	12.22%	SOFR + 8.00%	3.00%	11/04/2023	3,967	3,967	3,927	(16)
IJKG OpCo, LLC	Healthcare	12.22%	SOFR + 8.00%	3.00%	11/04/2023	1,020	1,020	1,020	(16)
JO ET Holdings Limited	Information Technology	17.53%	SOFR + 6.00%, 7.00% PIK	1.00%	12/15/2026	1,063	1,047	1,049	(16)
Jurassic Quest Holdings, LLC	Entertainment	11.62%	L + 7.50%	2.00%	05/01/2024	7,855	7,855	7,459	(16)
Keg Logistics LLC	Consumer Discretionary	10.70%	L + 6.00%	1.00%	11/23/2027	7,460	7,368	7,198	(16)
Keg Logistics LLC (Revolver)	Consumer Discretionary	10.32%	L + 6.00%	1.00%	11/23/2027	436	425	405	(12)
Lucky Bucks, LLC	Consumer Discretionary	10.43%	L + 5.50%	0.75%	07/21/2027	2,850	2,806	1,679
Marble Point Credit Management LLC	Financials	10.75%	L + 6.00%	1.00%	08/11/2028	5,504	5,382	5,504	(16)
Marble Point Credit Management LLC (Revolver)	Financials	—	L + 6.00%	1.00%	08/11/2028	—	(20)	—	(12)
Material Handling Systems, Inc.	Industrials	10.08%	SOFR + 5.50%	1.00%	06/08/2029	1,995	1,800	1,736	(16)
Money Transfer Acquisition Inc.	Financials	12.67%	SOFR + 8.25%	1.00%	12/14/2027	7,000	6,861	6,860	(16)
Neptune BidCo US Inc.	Communication Services	8.82%	SOFR + 5.00%	—	04/11/2029	1,000	891	896	(16)
Patriot Pickle, Inc.	Consumer Staples	10.16%	SOFR + 5.43%	—	04/13/2027	2,919	2,898	2,897	(16)
Premier Imaging, LLC	Healthcare	10.13%	L + 5.75%	1.00%	01/02/2025	2,596	2,566	2,537	(12)(16)
RN Enterprises, LLC	Healthcare	10.78%	SOFR + 6.50%	1.00%	12/23/2025	980	960	960	(16)
Sequoia Healthcare Management, LLC	Healthcare Management	—	—	—	11/04/2023	11,935	11,935	9,695	(7)
Shock Doctor, Inc.	Consumer Discretionary	9.37%	SOFR + 5.00%	1.00%	05/14/2024	2,269	2,262	2,232	(16)
South Street Securities Holdings, Inc.	Financials	9.00%	—	—	09/20/2027	450	380	372	(16)
STG Logistics	Industrials	10.32%	SOFR + 6.00%	0.75%	03/24/2028	2,494	2,418	2,447	(16)
Symplr Software, Inc.	Healthcare	8.69%	SOFR + 4.50%	0.75%	12/22/2027	1,687	1,684	1,417	(16)
Wealth Enhancement Group, LLC	Financials	10.00%	SOFR + 6.00%	1.00%	10/02/2027	6,959	6,933	6,897	(16)
Wealth Enhancement Group, LLC (Revolver)	Financials	—	SOFR + 6.00%	1.00%	10/02/2027	—	(2)	(4)	(12)
Total First Lien/Senior Secured Debt							136,961	130,810
Second Lien/Senior Secured Debt - 5.9%
American Academy Holdings, LLC	Healthcare	14.50% PIK	—	—	03/01/2028	3,584	3,502	2,912	(16)
BLST Operating Company, LLC	Online Merchandise Retailer	12.94%	L + 8.50%	0.50%	08/28/2025	912	912	884	(8)(16)
Ivanti Software, Inc.	Information Technology	12.01%	L + 7.25%	0.50%	12/01/2028	3,000	2,987	1,755
Total Second Lien/Senior Secured Debt							7,401	5,551
Subordinated Debt - 27.2%
Eastport Holdings, LLC	Business Services	13.17%	SOFR + 8.50%	1.00%	09/29/2027	19,250	19,250	19,250
Lucky Bucks, LLC	Consumer Discretionary	12.50% PIK	—	—	05/29/2028	2,261	2,227	1,600
Tubular Textile Machinery, Inc.	Textile Equipment Manufacturer	5.00%	—	—	10/29/2027	5,094	5,094	5,001
Total Subordinated Debt							26,571	25,851
Collateralized Loan Obligations - 5.2%
JMP Credit Advisors CLO IV Ltd.	Financials	24.43%	—	—	07/17/2029	7,891	1,723	1,723	(13)(15)
JMP Credit Advisors CLO V Ltd.	Financials	2.16%	—	—	07/17/2030	7,320	4,462	3,249	(13)(15)
Total Collateralized Loan Obligations							6,185	4,972
Preferred Stock and Units - 2.3%
Alternative Biomedical Solutions, LLC - Series A	Healthcare	—	—	—	—	15,553	1,276	—
Alternative Biomedical Solutions, LLC - Series B	Healthcare	—	—	—	—	54,084	3,949	—
Alternative Biomedical Solutions, LLC - Series C	Healthcare	—	—	—	—	78,900	—	—
American Academy Holdings, LLC	Healthcare					102,261	—	118	(6)
Jurassic Quest Holdings, LLC	Entertainment	—	—	—	—	467,784	480	—	(6)
MicroHoldco, LLC	General Industrial	—	—	—	—	740,237	749	641	(11)
Taylor Precision Products, Inc. - Series C	Household Product Manufacturer	—	—	—	—	379	758	758
U.S. BioTek Laboratories, LLC - Class A	Testing Laboratories	—	—	—	—	500	540	671
Total Preferred Stock and Units		—	—	—	—		7,752	2,188
Common Stock and Membership Units - 8.3%		—	—	—	—
Alternative Biomedical Solutions, LLC	Healthcare	—	—	—	—	20,092	800	—
Alternative Biomedical Solutions, LLC - Membership Unit Warrants	Healthcare	—	—	—	—	49,295	—	—
American Academy Holdings, LLC	Healthcare	—	—	—	—	0.05	—	196	(6)
American Clinical Solutions, LLC - Class A	Healthcare	—	—	—	—	6,030,384	3,198	2,462	(6)
Aperture Dodge 18 LLC	Financials					2,033,247	2,033	2,033
BLST Operating Company, LLC - Class A	Online Merchandise Retailer	—	—	—	—	217,013	286	2,817	(6)
Freedom Electronics, LLC	Electronic Machine Repair	—	—	—	—	181,818	182	271
South Street Securities Holdings, Inc. - Warrants	Financials					567	65	65
U.S. BioTek Laboratories, LLC - Class C	Testing Laboratories	—	—	—	—	578	1	52
Total Common Stock and Membership Units							6,565	7,896
Total Investments in Non-Control, Non-Affiliate Portfolio Companies							191,435	177,268

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

DECEMBER 31, 2022

(in thousands, except for units/shares)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Affiliated Portfolio Companies - 27.7%^
First Lien/Senior Secured Debt - 6.4%
MMI Holdings, LLC	Medical Device Distributor	12.00%	—	—	04/01/2022	2,600	2,600	2,600
RAM Payment, LLC (First Out)	Financial Services	9.12%	L + 5.00%	1.50%	01/04/2024	939	939	939	(16)
RAM Payment, LLC (Last Out)	Financial Services	12.45%	—	1.50%	01/04/2024	2,547	2,547	2,547	(10)(16)
Total First Lien/Senior Secured Debt							6,086	6,086
Second Lien/Senior Secured Debt - 1.0%
MMI Holdings, LLC	Medical Device Distributor	6.00%	—	—	04/01/2022	400	388	400
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	15.00% PIK	—	—	09/12/2023	4	4	4	(9)
V12 Holdings, Inc.	Data Processing & Digital Marketing	—	—	—	—	509	490	509	(11)
Total Second Lien/Senior Secured Debt							882	913
Joint Ventures - 0.4%
Great Lakes Funding II LLC - Series A	Financials	—	—	—	—	414	414	403	(12)(15)
Total Joint Ventures							414	403
Preferred Stock and Units - 8.7%
GA Communications, Inc. - Series A-1	Advertising & Marketing Services	—	—	—	—	1,998	3,477	3,562
GreenPark Infrastructure, LLC - Series A	Industrials	—	—	—	—	400	200	200	(6)
MMI Holdings, LLC	Medical Device Distributor	8.00% PIK	—	—	—	1,000	1,904	1,360	(14)
RAM Payment, LLC	Financial Services	6.00% PIK	—	—	—	86,000	1,135	3,165	(14)
Total Preferred Stock and Units							6,716	8,287
Common Stock and Membership Units - 11.2%
Burgaflex Holdings, LLC - Class A	Automobile Part Manufacturer	—	—	—	—	1,253,198	1,504	2,802
Burgaflex Holdings, LLC - Class B	Automobile Part Manufacturer	—	—	—	—	1,085,073	362	2,190
GA Communications, Inc. - Series B-1	Advertising & Marketing Services	—	—	—	—	200,000	2	—
GreenPark Infrastructure, LLC - Series M-1	Industrials	—	—	—	—	200	69	69	(6)(12)
MMI Holdings, LLC	Medical Device Distributor	—	—	—	—	45	—	—
Nth Degree Investment Group, LLC	Business Services	—	—	—	—	6,088,000	6,088	5,320
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	—	—	—	—	15,068,000	6,958	254
Total Common Stock and Membership Units							14,983	10,635
Total Investments in Affiliated Portfolio Companies^							29,081	26,324
Total Investments - 214.3%							$220,516	$203,592

^ As defined in the Investment Company Act, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities.

^^ As defined in the Investment Company Act, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

(+) Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to either LIBOR (“L”), SOFR, or alternate base rate, unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 6 month, 3 month, or 1 month L rates. SOFR loans are typically indexed to 6 month, 3 month, or 1 month SOFR rates. As of December 31, 2022, rates for the 6 month, 3 month, and 1 month L are 5.14%, 4.77%, and 4.39%, respectively. As of December 31, 2022, rates for the 6 month, 3 month, and 1 month SOFR are 4.78%, 4.59%, and 4.36%, respectively. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2022.

(++) Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.

(1)
All investments valued using unobservable inputs (Level 3), unless otherwise noted.
(2)
The fair value of each of the Company’s investments is determined in good faith using significant unobservable inputs by the Adviser in its role as “valuation designee” in accordance with Rule 2a-5 under the 1940 Act, pursuant to valuation policies and procedures that have been approved by the Company’s board of directors (the “Board”).
(3)
All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.
(4)
Percentages are based on net assets as of December 31, 2022.
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
(12)
The Company has an unfunded loan or investment commitment to the portfolio company at December 31, 2022 (See Note 2).
(13)
Collateralized loan obligations (“CLO” or “CLO’s”) are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively.
(14)
The equity investment is income producing, based on rate disclosed.
(15)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2022, qualifying assets represent 97.5% of the Company’s total assets and non-qualifying assets represent 2.5% of the Company’s total assets.
(16)
All or a portion of this security is pledged as collateral under the KeyBank Credit Facility and held through the Company’s wholly-owned subsidiary, Capitala Business Lending, LLC.

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2021

(in thousands, except for units/shares)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies - 121.5%
First Lien/Senior Secured Debt - 82.5%
Accordion Partners LLC	Industrials	6.50%	L + 5.50%	1.00%	09/24/2027	$13,965	$13,736	$13,719	(12)
Accordion Partners LLC (Revolver)	Industrials	—	L + 5.50%	1.00%	09/30/2026	—	(71)	(68)	(12)
Accurate Background, LLC	Information Technology	7.00%	L + 6.00%	1.00%	03/26/2027	2,999	2,740	2,760
Alternative Biomedical Solutions, LLC	Healthcare	8.00%	—	—	12/18/2022	7,119	7,119	6,824
American Clinical Solutions, LLC	Healthcare	7.00%	—	—	12/31/2022	3,500	3,500	3,468
AP Core Holdings II, LLC	Information Technology	6.25%	L + 5.50%	0.75%	07/21/2027	1,234	1,217	1,236
AP Core Holdings II, LLC	Information Technology	6.25%	L + 5.50%	0.75%	07/21/2027	1,250	1,232	1,254
BigMouth, Inc.	Consumer Products	—	—	—	11/14/2021	1,513	758	623	(7)(16)
Bradshaw International, Inc.	Consumer Discretionary	6.75%	L + 5.75%	1.00%	10/21/2027	506	493	493
Bradshaw International, Inc. (Revolver)	Consumer Discretionary	6.75%	L + 5.75%	1.00%	10/21/2026	200	177	177	(12)
Critical Nurse Staffing, LLC	Healthcare	7.00%	L + 6.00%	1.00%	10/30/2026	5,923	5,806	5,805	(12)
Critical Nurse Staffing, LLC (Revolver)	Healthcare	—	L + 6.00%	1.00%	10/30/2026	—	(17)	(17)	(12)
Freedom Electronics, LLC (First Out)	Electronic Machine Repair	7.00%	L + 5.00%	2.00%	12/20/2023	2,588	2,588	2,588	(17)
Freedom Electronics, LLC (Last Out)	Electronic Machine Repair	8.67%	—	—	12/20/2023	5,647	5,647	5,647	(10)(17)
HUMC Opco, LLC	Healthcare	9.00%	—	—	01/14/2022	4,673	4,673	4,619	(17)
J5 Infrastructure Partners, LLC (Revolver)	Wireless Deployment Services	—	L + 6.50%	1.80%	12/20/2024	—	—	—	(12)
JO ET Holdings Limited	Information Technology	14.00%	L + 6.00%, 7.00 PIK	1.00%	12/15/2026	1,000	980	980
Jurassic Quest Holdings, LLC	Entertainment	9.50%	L + 7.50%	2.00%	05/01/2024	8,355	8,355	8,397	(17)
Keg Logistics LLC	Consumer Discretionary	7.00%	L + 6.00%	1.00%	11/23/2027	7,535	7,424	7,422
Keg Logistics LLC (Revolver)	Consumer Discretionary	7.00%	L + 6.00%	1.00%	11/23/2027	—	(13)	(13)	(12)
Lucky Bucks, LLC	Consumer Discretionary	6.25%	L + 5.50%	0.75%	07/21/2027	3,000	2,944	2,939
Marble Point Credit Management LLC	Financials	7.00%	L + 6.00%	1.00%	08/11/2028	5,801	5,651	5,656
Marble Point Credit Management LLC (Revolver)	Financials	7.00%	L + 6.00%	1.00%	08/11/2028	—	(24)	(62)	(12)
Premier Imaging, LLC	Healthcare	7.00%	L + 6.00%	1.00%	12/29/2028	2,063	2,023	2,023	(12)
Rotolo Consultants, Inc.	Industrials	9.00%	L + 8.00%	1.00%	12/21/2026	1,000	990	990
Sequoia Healthcare Management, LLC	Healthcare Management	12.80%	—	—	01/14/2022	11,935	11,935	7,002	(7)
Wealth Enhancement Group, LLC	Financials	6.75%	L + 5.75%	1.00%	10/02/2027	3,725	3,699	3,686	(12)
Wealth Enhancement Group, LLC (Revolver)	Financials	6.75%	L + 5.75%	1.00%	10/02/2027	168	166	164	(12)
Total First Lien/Senior Secured Debt							93,728	88,312
Second Lien/Senior Secured Debt - 11.9%
BLST Operating Company, LLC	Online Merchandise Retailer	10.00%	L + 8.50%	1.50%	08/28/2025	1,780	1,780	1,780	(8)(17)
Ivanti Software, Inc.	Information Technology	7.75%	L + 7.25%	0.50%	12/01/2028	7,000	6,965	7,018	(17)
Mandolin Technology Intermediate Holdings, Inc.	Information Technology	7.00%	L + 6.50%	0.50%	07/23/2029	4,000	3,971	3,980
Total Second Lien/Senior Secured Debt							12,716	12,778
Subordinated Debt - 4.7%
Tubular Textile Machinery, Inc.	Textile Equipment Manufacturer	5.00%	—	—	10/29/2027	5,050	5,050	5,050
Total Subordinated Debt							5,050	5,050
Preferred Stock and Units - 2.5%
Alternative Biomedical Solutions, LLC - Series A	Healthcare	—	—	—	—	13,811	1,275	542
Alternative Biomedical Solutions, LLC - Series B	Healthcare	—	—	—	—	48,025	3,943	—
Alternative Biomedical Solutions, LLC - Series C	Healthcare	—	—	—	—	78,900	—	—
Jurassic Quest Holdings, LLC	Entertainment	—	—	—	—	467,784	480	497	(6)
MicroHoldco, LLC	General Industrial	—	—	—	—	740,237	749	645	(11)
Taylor Precision Products, Inc. - Series C	Household Product Manufacturer	—	—	—	—	379	758	287
U.S. BioTek Laboratories, LLC - Class A	Testing Laboratories	—	—	—	—	500	540	609
U.S. BioTek Laboratories, LLC - Class D	Testing Laboratories	—	—	—	—	78	78	101
Total Preferred Stock and Units		—	—	—	—		7,823	2,681
Common Stock and Membership Units - 19.8%		—	—	—	—
Alternative Biomedical Solutions, LLC	Healthcare	—	—	—	—	20,092	800	—
Alternative Biomedical Solutions, LLC - Membership Unit Warrants	Healthcare	—	—	—	—	49,295	—	—
American Clinical Solutions, LLC - Class A	Healthcare	—	—	—	—	6,030,384	3,198	5,587	(6)
BLST Operating Company, LLC - Class A	Online Merchandise Retailer	—	—	—	—	217,013	286	4,171	(6)
Burke America Parts Group, LLC	Home Repair Parts Manufacturer	—	—	—	—	14	5	3,062	(6)
Freedom Electronics, LLC	Electronic Machine Repair	—	—	—	—	181,818	182	230
JMP CLO IV Ltd.	Financials	17.72%	—	—	07/17/2029	7,891	3,592	3,474	(15)(13)
JMP CLO V Ltd.	Financials	20.89%	—	—	07/17/2030	7,320	4,448	4,243	(15)(13)
U.S. BioTek Laboratories, LLC - Class C	Testing Laboratories	—	—	—	—	578	1	403
Total Common Stock and Membership Units							12,512	21,170
Total Investments in Non-Control, Non-Affiliate Portfolio Companies							131,829	129,991

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

DECEMBER 31, 2021

(in thousands, except for units/shares)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Affiliated Portfolio Companies - 57.3%^
First Lien/Senior Secured Debt - 5.9%
MMI Holdings, LLC	Medical Device Distributor	12.00%	—	—	01/31/2022	2,600	2,600	2,600
RAM Payment, LLC (First Out)	Financial Services	6.50%	L + 5.00%	1.50%	01/04/2024	998	998	998	(17)
RAM Payment, LLC (Last Out)	Financial Services	9.86%	—	—	01/04/2024	2,706	2,706	2,706	(10)(17)
Total First Lien/Senior Secured Debt							6,304	6,304
Second Lien/Senior Secured Debt - 16.3%
Eastport Holdings, LLC	Business Services	13.50%	L + 13.00%	0.50%	04/30/2022	16,500	16,451	16,500	(17)
MMI Holdings, LLC	Medical Device Distributor	6.00%	—	—	01/31/2022	400	388	400
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	15.00%	—	—	09/12/2023	3	3	3	(9)
V12 Holdings, Inc.	Data Processing & Digital Marketing	—	—	—	—	509	490	509	(11)
Total Second Lien/Senior Secured Debt							17,332	17,412
Preferred Stock and Units - 10.1%
GA Communications, Inc. - Series A-1	Advertising & Marketing Services	—	—	—	—	1,998	3,477	4,394
LJS Partners, LLC	QSR Franchisor	—	—	—	—	202,336	437	843
MMI Holdings, LLC	Medical Device Distributor	6.00% PIK	—	—	—	1,000	1,786	1,898	(14)
RAM Payment, LLC	Financial Services	8.00% PIK	—	—	—	86,000	1,066	3,726	(14)
Total Preferred Stock and Units							6,766	10,861
Common Stock and Membership Units - 25.0%
Burgaflex Holdings, LLC - Class A	Automobile Part Manufacturer	—	—	—	—	1,253,198	1,504	1,193
Burgaflex Holdings, LLC - Class B	Automobile Part Manufacturer	—	—	—	—	1,085,073	362	1,528
Eastport Holdings, LLC	Business Services	—	—	—	—	—	3,263	16,319
GA Communications, Inc. - Series B-1	Advertising & Marketing Services	—	—	—	—	200,000	2	185
LJS Partners, LLC	QSR Franchisor	—	—	—	—	2,593,234	1,224	7,164
MMI Holdings, LLC	Medical Device Distributor	—	—	—	—	45	—	63
Nth Degree Investment Group, LLC	Business Services	—	—	—	—	6,088,000	6,088	—
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	—	—	—	—	15,068,000	6,958	330
Total Common Stock and Membership Units							19,401	26,782
Total Investments in Affiliated Portfolio Companies^							49,803	61,359
Investments in Controlled Portfolio Companies - 6.4%^^
First Lien/Senior Secured Debt - 3.4%
Vology, Inc.	Information Technology	10.50%	L + 8.50%	2.00%	03/31/2022	3,635	3,635	3,635
Total First Lien/Senior Secured Debt							3,635	3,635
Preferred Stock and Units - 3.0%
Vology, Inc. - Class A	Information Technology	—	—	—	—	9,041,810	5,215	3,204
Total Preferred Stock and Units							5,215	3,204
Total Investments in Controlled Portfolio Companies^^							8,850	6,839
Total Investments - 185.2%							$190,482	$198,189

^ As defined in the Investment Company Act, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities.

^^ As defined in the Investment Company Act, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

(+) Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to either LIBOR (“L”) or alternate base rate (commonly known as the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, or 1 month L rates. As of December 31, 2021, rates for the 12 month, 6 month, 3 month, 2 month and 1 month L are 0.58%, 0.34%, 0.21%, 0.15% and 0.10%, respectively. As of December 31, 2021, P was 3.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2021.

(++) Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.

(1)
All investments valued using unobservable inputs (Level 3), unless otherwise noted.
(2)
The fair value of each of the Company’s investments is determined in good faith using significant unobservable inputs by the Adviser in its role as “valuation designee” in accordance with Rule 2a-5 under the 1940 Act, pursuant to valuation policies and procedures that have been approved by the Company’s board of directors (the “Board”).
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
(12)
The Company has an unfunded loan or investment commitment to the portfolio company at December 31, 2021 (See Note 2).
(13)
Collateralized loan obligations (“CLO” or “CLO's”) are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively.
(14)
The equity investment is income producing, based on rate disclosed.
(15)
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
(16)
The Company is in liquidation. The fair value represents Management’s estimate of future expected proceeds on the term loan, which Management believes approximates the exit price. The Company received a cash payment of $0.5 million during the fourth quarter of 2021, which reduced the cost basis of the term loan.
(17)
All or a portion of this security is pledged as collateral under the KeyBank Credit Facility and held through the Company’s wholly-owned subsidiary, Capitala Business Lending, LLC.

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 1. Organization

Logan Ridge Finance Corporation (“Logan Ridge”, the “Company”, “we”, “us”, and “our”) is an externally managed non-diversified closed-end management investment company incorporated in Maryland on February 21, 2013. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company commenced operations on May 24, 2013 and completed its initial public offering (“IPO”) on September 30, 2013. The Company is managed by Mount Logan Management LLC (the “Adviser”), an investment adviser that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and an affiliate of BC Partners LLP (“BC Partners”). BC Partners Management LLC (the “Administrator”), also an affiliate of BC Partners, provides administrative services necessary for the Company to operate.
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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III, and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III, and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their small business investment company (“SBIC”) licenses, continued to hold their existing investments at the time of the IPO and have continued to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share, resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (the “SBA-guaranteed debentures”) and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. Accordingly, as of December 31, 2022 and 2021, there were no SBA-guaranteed debentures outstanding.

The Company has formed, and expects to continue to form, certain consolidated taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for U.S. federal income tax purposes. The Taxable Subsidiaries allow the Company to make equity investments in companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

Capitala Business Lending, LLC (“CBL”), a wholly-owned subsidiary of the Company, was established on October 30, 2020, for the sole purpose of holding certain investments pledged as collateral under the Company’s line of credit with KeyBank National Association (the “KeyBank Credit Facility”). See Note 7 for more details about the KeyBank Credit Facility. The financial statements of CBL are consolidated with those of Logan Ridge Finance Corporation.

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

Definitive Agreement

On April 20, 2021, Capitala Investment Advisors, LLC (“Capitala”), the Company’s former investment adviser, entered into a definitive agreement (the “Definitive Agreement”) with the Investment Adviser and Mount Logan Capital Inc. (“MLC”), both affiliates of BC Partners Advisors L.P. (“BC Partners”) for U.S. regulatory purposes, whereby Mount Logan acquired certain assets related to Capitala’s business of providing investment management services to the Company (the “Transaction”), through which the Investment Adviser became the Company’s investment adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) with the Company. At a special meeting of the Company’s stockholders (the “Special Meeting”) held on May 27, 2021, the Company’s stockholders approved the Investment Advisory Agreement. The transactions contemplated by the Definitive Agreement closed on July 1, 2021 (the “Closing”).

As part of the Transaction, the Investment Adviser entered into a two-year contractual fee waiver (the “Fee Waiver”) with the Company to waive, to the extent necessary, any capital gains fee under the Investment Advisory Agreement that exceeds what would have been paid to Capitala in the aggregate over such two-year period under the prior advisory agreement.

On the date of the Closing, the Company changed its name from Capitala Finance Corp. to Logan Ridge Finance Corporation and on July 2, 2021, the Company’s common stock began trading on the NASDAQ Global Select Market under the symbol “LRFC.”

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) pursuant to the requirements for reporting on Form 10-K and Regulation S-X, as appropriate. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair presentation of the financial position and results of operations as of and for the periods presented herein. The Company is considered an investment company as defined in Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC 946”) and therefore applies the accounting and reporting guidance applicable to investment companies. The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements.

The Company’s financial statements as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020 are presented on a consolidated basis. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, including Fund II, Fund III, CBL, and the Taxable Subsidiaries. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

own transactions in such investments throughout the reporting period. Generally, such investments are categorized in level 2 of the fair value hierarchy, unless the Valuation Committee determines that the quality, quantity or deviation among quotes warrants significant adjustment to the inputs utilized.

The Board has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. The Board remains ultimately responsible for fair value determinations under the 1940 Act and satisfies its responsibility through oversight of the valuation designee in accordance with Rule 2a-5. Investments that are not publicly traded or whose market prices are not readily available, as is expected to be the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Adviser, based on, among other things, input of independent third-party valuation firm(s).

The Adviser undertakes a multi-step valuation process, which includes, among other procedures, the following:

•
The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued using certain inputs, among others, provided by the investment professionals responsible for the portfolio investment in conjunction with the Company’s portfolio management team. The Company utilizes an independent valuation firm to provide valuation on each material illiquid security at least once every trailing 12-month period;
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

As a practical expedient, the Company uses net asset value (“NAV”) as the fair value for its equity investment in Great Lakes Funding II LLC (“Great Lakes II Joint Venture”). The Great Lakes II Joint Venture records its underlying investments at fair value on a quarterly basis in accordance with the 1940 Act and US GAAP.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

General and Administrative Expenses

General and administrative expenses are accrued as incurred. The Company’s administrative expenses include personnel and overhead expenses allocable to the Company paid by and reimbursed to the Administrator under an administration agreement between the Company and the Administrator (the “Administration Agreement”). Other operating expenses such as legal and audit fees and director and officer insurance are generally paid directly by the Company.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Commitments and Contingencies

As of December 31, 2022 and 2021, the Company had the following unfunded commitments to existing portfolio companies (dollars in thousands):

Portfolio Company	Investment	December 31, 2022	December 31, 2021
Accordion Partners LLC(1)	First Lien/Senior Secured Debt	$897	$4,000
Accordion Partners LLC (Revolver)	First Lien/Senior Secured Debt	1,531	5,000
Beta Plus Technologies (Revolver)	First Lien/Senior Secured Debt	453	N/A
Bradshaw International, Inc. (Revolver)	First Lien/Senior Secured Debt	922	722
Critical Nurse Staffing, LLC(1)	First Lien/Senior Secured Debt	2,063	2,063
Critical Nurse Staffing, LLC (Revolver)	First Lien/Senior Secured Debt	700	1,000
Dentive, LLC(1)	First Lien/Senior Secured Debt	598	N/A
Dentive, LLC (Revolver)	First Lien/Senior Secured Debt	187	N/A
Epic Staffing Group(1)	First Lien/Senior Secured Debt	872	N/A
Great Lakes Funding II LLC - Series A	Joint Venture	80	N/A
GreenPark Infrastructure, LLC - Series M-1	Common Stock and Membership Units	732	N/A
J5 Infrastructure Partners, LLC (Revolver)	First Lien/Senior Secured Debt	N/A	3,500
Keg Logistics LLC (Revolver)	First Lien/Senior Secured Debt	436	872
Marble Point Credit Management LLC (Revolver)	First Lien/Senior Secured Debt	2,500	2,500
Premier Imaging, LLC(1)	First Lien/Senior Secured Debt	1,378	1,937
Wealth Enhancement Group, LLC(1)	First Lien/Senior Secured Debt	—	3,275
Wealth Enhancement Group, LLC (Revolver)	First Lien/Senior Secured Debt	438	269
Total Unfunded Commitments		$13,787	$25,138

(1)
Delayed-draw term loan.

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

In management’s opinion, no direct losses with respect to litigation contingencies were probable as of December 31, 2022 and 2021. Management is of the opinion that the ultimate resolution of such claims, if any, will not materially affect the Company’s business, financial position, results of operations, or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to litigation contingencies.

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

The tax years ended December 31, 2022, 2021, 2020 and 2019 remain subject to examination by U.S. federal, state, and local tax authorities. No material interest expense or penalties have been assessed for the years ended December 31, 2022, 2021 and 2020. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of December 31, 2022 and 2021, the Company recorded a net deferred tax asset of zero, respectively. For the years ended December 31, 2022, 2021 and 2020, the Company recorded a tax provision (benefit) of $0.1 million, zero and zero, respectively. As of December 31, 2022 and 2021, the valuation allowance on the Company’s deferred tax asset was $4.0 million and $2.5 million, respectively. For the years ended December 31, 2022, 2021 and 2020, the Company recognized an increase (decrease) in the valuation allowance of $1.5 million, $(2.1) million, and $1.4 million, respectively.

In accordance with certain applicable U.S. Treasury regulations and guidance issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive its entire distribution in either cash or stock of the RIC, subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20.0% of its entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. For income tax purposes, the Company has paid distributions on its shares of common stock from ordinary income in the amount of zero, zero, and $0.7 million during the tax years ended December 31, 2022, 2021 and 2020, respectively. For income tax purposes, the Company has paid distributions on its shares of common stock that were accounted for as a return of capital in the amount of zero, zero, and $3.4 million for the tax years ended December 31, 2022, 2021 and 2020, respectively.

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of December 31, 2022 and 2021, there were no uncertain tax positions.

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

Company Investment Risk, Concentration of Credit Risk and Liquidity Risk

The Investment Adviser has broad discretion in making investments for the Company. Investments will generally consist of debt and equity instruments that may be affected by business, financial market, or legal uncertainties. Prices of investments may be volatile, and a variety of factors that are inherently difficult to predict, such as domestic or international economic and political developments, may significantly affect the results of the Company’s activities and the value of its investments. In addition, the value of the Company’s portfolio may fluctuate as the general level of interest rates fluctuate.

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

The Investment Adviser may attempt to minimize this risk by maintaining low debt-to-liquidation values with each debt investment and the collateral underlying the debt investment.

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

Note 3. Recent Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board issued Accounting Standards Update 2022-03, Fair Value Measurement (Topic 820) – Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (ASU 2022-03). The accounting standard update clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions and measured at fair value in accordance with Topic 820. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company has evaluated the impact of adopting this new accounting standard and the impact of the adoption is not material to the consolidated financial statements.

Note 4. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market and traditional middle-market companies. As of December 31, 2022, our portfolio consisted of investments in 59 portfolio companies with a fair value of approximately $203.6 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of December 31, 2022, 1.9% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2021, 8.5% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the year ended December 31, 2022, the Company made approximately $107.7 million of investments and had approximately $94.0 million in repayments and sales, resulting in net deployment of approximately $13.7 million for the year. During the year ended December 31, 2021, the Company made approximately $89.4 million of investments and had approximately $169.6 million in repayments and sales, resulting in net repayments and sales of approximately $80.2 million for the year. During the year ended December 31, 2020, the Company made approximately $21.1 million of investments and had approximately $75.8 million in repayments and sales, resulting in net repayments and sales of approximately $54.7 million for the year.

As of December 31, 2022, the Company’s Adviser approved the fair value of the Company’s investment portfolio of approximately $203.6 million in good faith in accordance with the Company’s valuation procedures. The Company’s Adviser approved the fair value of the Company’s investment portfolio as of December 31, 2022 with input from third-party valuation firms and the Investment Adviser, as valuation designee, based on information known or knowable as of the valuation date, including trailing and forward looking data.

The composition of our investments as of December 31, 2022, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$143,047	64.9%	$136,896	67.3%
Second Lien Debt	8,283	3.8%	6,464	3.2%
Subordinated Debt	26,571	12.0%	25,851	12.7%
Collateralized Loan Obligations	6,185	2.8%	4,972	2.4%
Joint Venture	414	0.2%	403	0.2%
Equity	36,016	16.3%	29,006	14.2%
Total	$220,516	100.0%	$203,592	100.0%

The composition of our investments as of December 31, 2021, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$103,667	54.4%	$98,251	49.6%
Second Lien Debt	30,048	15.8%	30,190	15.2%
Subordinated Debt	5,050	2.6%	5,050	2.6%
Equity	51,717	27.2%	64,698	32.6%
Total	$190,482	100.0%	$198,189	100.0%

As noted above, the Company values all investments in accordance with Rule 2a-5 under the 1940 Act and ASC 820. ASC 820 requires enhanced disclosures about assets and liabilities that are measured and reported at fair value. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

The following table presents the fair value measurements of investments, by major class, as of December 31, 2022 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	NAV	Total
First Lien Debt	$—	$—	$136,896	$—	$136,896
Second Lien Debt	—	—	6,464	—	6,464
Subordinated Debt	—	—	25,851	—	25,851
Collateralized Loan Obligations	—	—	4,972	—	4,972
Joint Venture	—	—	—	403	403
Equity	—	—	29,006	—	29,006
Total	$—	$—	$203,189	$403	$203,592

The following table presents the fair value measurements of investments, by major class, as of December 31, 2021 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$98,251	$98,251
Second Lien Debt	—	—	30,190	30,190
Subordinated Debt	—	—	5,050	5,050
Equity	—	—	64,698	64,698
Total	$—	$—	$198,189	$198,189

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2022 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Collateralized Loan Obligations	Equity	Total
Balance as of January 1, 2022	$98,251	$30,190	$5,050	$7,717	$56,981	$198,189
Repayments/sales	(41,915)	(25,297)	—	(816)	(25,903)	(93,931)
Purchases	80,456	3,086	21,272	—	2,367	107,181
Payment-in-kind interest and dividends accrued	265	402	243	—	196	1,106
Accretion of original issue discount	476	44	6	969	—	1,495
Net realized gain (loss) on investments	94	—	—	(2,007)	15,682	13,769
Net unrealized (depreciation) appreciation on investments	(731)	(1,961)	(720)	(891)	(20,317)	(24,620)
Balance as of December 31, 2022	$136,896	$6,464	$25,851	$4,972	$29,006	$203,189

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

The net change in unrealized (depreciation) appreciation on investments held as of December 31, 2022 and 2021, was $(4.3) million and $2.0 million, respectively, and is included in net change in unrealized (depreciation) appreciation on investments on the consolidated statements of operations.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and (liabilities) as of December 31, 2022 were as follows:

	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (2)
First lien debt	$7.4	Market	Broker/Dealer Quotes	N/A
First lien debt	123.5	Income	Required Rate of Return	6.0% – 30.0% (12.2%)
First lien debt	6.0	Enterprise Market Value	Revenue Multiple	0.4x
Second lien debt	2.6	Market	Broker/Dealer Quotes	N/A
Second lien debt	3.4	Income	Required Rate of Return	1.6% – 18.7% (16.1%)
Second lien debt	0.4	Enterprise Market Value	Revenue Multiple	4.7x
Subordinated debt	25.9	Income	Required Rate of Return	5.9% – 18.9% (10.4%)
Collateralized loan obligations	5.0	Income	Discount Margin	21.5% – 24.8% (23.6%)
Equity	0.1	Income	Stock Price Time to Exit (Years) Volatility	$115.8 2.0 35.0%
Equity	26.2	Enterprise Market Value and Asset(1)	EBITDA Multiple	3.3x – 15.8x (6.4x)
Equity	2.7	Enterprise Market Value	Revenue Multiple	0.3x – 1.0x (0.9x)
	$203.2

(1)
$1.0 million in equity was valued using the asset approach.
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

The significant unobservable inputs used in the valuation of the Company’s investments are required rate of return, EBITDA multiples, revenue multiples, discount margin, stock price, projected time to exit and volatility. Changes in any of these unobservable inputs could have a significant impact on the Company’s estimate of fair value. An increase (decrease) in the required rate of return or discount margin will result in a lower (higher) estimate of fair value, respectively, while an increase (decrease) in adjusted EBITDA or revenue multiples, stock price, projected time to exit (option-pricing model) or volatility will result in a higher (lower) estimate of fair value, respectively.

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

Below are the statements of operations for CSLF II (dollars in thousands) for the year ended December 31, 2020:

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture at December 31, 2022 was $0.4 million. Fair value has been determined utilizing the net asset value as a practical expedient pursuant to US GAAP. Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of December 31, 2022, the Company has a $0.1 million unfunded commitment to the Great Lakes II Joint Venture.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Note 5. Transactions With Affiliated Companies

During the year ended December 31, 2022, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2021 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2022 Fair Value
Affiliate investments (6)
Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)	$—	$—	$1,528	$—	$—	$—	$662	$2,190
Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)	—	—	1,193	—	—	—	1,609	2,802
			—	2,721	—	—	—	2,271	4,992
GA Communications, Inc.	Series A-1 Preferred Stock (1,998 shares)	—	—	4,394	—	—	—	(832)	3,562
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)	—	—	185	—	—	—	(185)	—
			—	4,579	—	—	—	(1,017)	3,562
Great Lakes Funding II LLC	Series A	—	14	—	517	(103)	—	(11)	403
			14	—	517	(103)	—	(11)	403
GreenPark Infrastructure, LLC	Series A (400 Units)	—	—	—	200	—	—	—	200
GreenPark Infrastructure, LLC	Series M-1 (200 Units)	—	—	—	69	—	—	—	69
			—	—	269	—	—	—	269
LJS Partners, LLC	Preferred Units (202,336 units)	—	—	843	—	(979)	542	(406)	—
LJS Partners, LLC	Common Membership Units (2,593,234 units)	—	—	7,164	—	(2,354)	1,130	(5,940)	—
			—	8,007	—	(3,333)	1,672	(6,346)	—
MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 4/1/22)	2,600	308	2,600	—	—	—	—	2,600
MMI Holdings, LLC	Second Lien Debt (6.0% Cash, Due 4/1/22)	400	24	400	—	—	—	—	400
MMI Holdings, LLC (5)	Preferred Units (1,000 units, 8.0% PIK Dividend)	—	118	1,898	118	—	—	(656)	1,360
MMI Holdings, LLC	Common Membership Units (45 units)	—	—	63	—	—	—	(63)	—
			450	4,961	118	—	—	(719)	4,360
Nth Degree Investment Group, LLC	Membership Units (6,088,000 units)	—	—	—	—	—	—	5,320	5,320
			—	—	—	—	—	5,320	5,320
RAM Payment, LLC	First Lien Debt (6.5% Cash (1 month LIBOR + 5.0%), 1.5% Floor), Due 1/4/24)	939	82	998	—	(59)	—	—	939
RAM Payment, LLC	First Lien Debt (12.45% Cash, Due 1/4/24)	2,547	291	2,706	—	(159)	—	—	2,547
RAM Payment, LLC (5)	Preferred Units (86,000 units, 6.0% PIK Dividend)	—	69	3,726	69	—	—	(630)	3,165
			442	7,430	69	(218)	—	(630)	6,651
Sierra Hamilton Holdings Corporation	Second Lien Debt (15.0% PIK, Due 9/12/23)	3	1	3	1	—	—	—	4
Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)	—	—	330	—	—	—	(76)	254
			1	333	1	—	—	(76)	258
V12 Holdings, Inc.	Second Lien Debt	509	—	509	—	—	—	—	509
			—	509	—	—	—	—	509
Total Affiliate investments			$907	$28,540	$974	$(3,654)	$1,672	$(1,208)	$26,324
Control investments
Vology, Inc.	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 3/31/22)	$—	$228	$3,635	$—	$(3,635)	$—	$—	$—
Vology, Inc.	Class A Preferred Units (9,041,810 Units)	—	—	3,204	—	—	(5,215)	2,011	—
Vology, Inc.	Membership Units (5,363,982 Units)	—	—	—	—	—	—	—	—
Total Control investments			$228	$6,839	$—	$(3,635)	$(5,215)	$2,011	$—

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
DECEMBER 31, 2022

During the year ended December 31, 2021, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2020 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2021 Fair Value
Affiliate investments
Burgaflex Holdings, LLC	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	$—	$152	$13,597	$—	$(13,597)	$—	$—	$—
Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)	—	—	1,338	—	—	—	190	1,528
Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)	—	—	—	—	—	—	1,193	1,193
			152	14,935	—	(13,597)	—	1,383	2,721
City Gear, LLC	Membership Unit Warrants		—	2,011	—	(2,215)	2,215	(2,011)	—
			—	2,011	—	(2,215)	2,215	(2,011)	—
Eastport Holdings, LLC	Second Lien Debt (13.5% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 4/30/22)	16,500	2,402	16,500	123	—	—	(123)	16,500
Eastport Holdings, LLC	Membership Units (22.9% ownership)	—	—	20,294	—	—	—	(3,975)	16,319
			2,402	36,794	123	—	—	(4,098)	32,819
GA Communications, Inc.	Series A-1 Preferred Stock (1,998 shares)	—	—	4,066	—	—	—	328	4,394
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)	—	—	146	—	—	—	39	185
			—	4,212	—	—	—	367	4,579
LJS Partners, LLC	Preferred Units (202,336 units)	—	—	756	—	—	—	87	843
LJS Partners, LLC	Common Membership Units (2,593,234 units)	—	24	3,951	—	—	—	3,213	7,164
			24	4,707	—	—	—	3,300	8,007
MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 1/31/22)	2,600	316	2,600	—	—	—	—	2,600
MMI Holdings, LLC	Second Lien Debt (6.0% Cash, Due 1/31/22)	400	24	400	—	—	—	—	400
MMI Holdings, LLC (5)	Preferred Units (1,000 units, 6.0% PIK Dividend)	—	110	1,815	110	—	—	(27)	1,898
MMI Holdings, LLC	Common Membership Units (45 units)	—	—	204	—	—	—	(141)	63
			450	5,019	110	—	—	(168)	4,961
Navis Holdings, Inc.	First Lien Debt (9.0% Cash, 2.0% PIK, Due 6/30/23)	—	993	10,882	181	(11,212)	—	149	—
Navis Holdings, Inc.	Class A Preferred Stock (1,000 shares)	—	100	986	—	(1,000)	—	14	—
Navis Holdings, Inc.	Common Stock (60,000 shares)	—	—	—	—	(260)	260	—	—
			1,093	11,868	181	(12,472)	260	163	—
Nth Degree Investment Group, LLC	Membership Units (6,088,000 Units)	—	—	—	—	—	—	—	—
			—	—	—	—	—	—	—
RAM Payment, LLC	First Lien Debt (6.5% Cash (1 month LIBOR + 5.0%), 1.5% Floor), Due 1/4/24)	983	126	2,451	—	(1,455)	—	2	998
RAM Payment, LLC	First Lien Debt (9.8% Cash, Due 1/4/24)	2,666	517	6,646	—	(3,939)	—	(1)	2,706
RAM Payment, LLC (5)	Preferred Units (86,000 units, 8.0% PIK Dividend)	—	124	2,874	69	—	—	783	3,726
			767	11,971	69	(5,394)	—	784	7,430
Sierra Hamilton Holdings Corporation	Second Lien Debt (15.0%, Due 9/12/23)	3	108	441	12	(450)	—	—	3
Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)	—	—	977	—	—	—	(647)	330
			108	1,418	12	(450)	—	(647)	333
V12 Holdings, Inc.	Second Lien Debt	509	—	490	—	—	—	19	509
			—	490	—	—	—	19	509
Total Affiliate investments			$4,996	$93,425	$495	$(34,128)	$2,475	$(908)	$61,359
Control investments
Vology, Inc.	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 3/31/22)	$3,586	$389	$3,732	$—	$(97)	$—	$—	$3,635
Vology, Inc.	Class A Preferred Units (9,041,810 Units)	—	—	4,687	—	—	—	(1,483)	3,204
Vology, Inc.	Membership Units (5,363,982 Units)	—	—	—	—	—	—	—	—
Total Control investments			$389	$8,419	$—	$(97)	$—	$(1,483)	$6,839

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

Note 6. Agreements and Related Party Transactions

Investment Advisory Agreement

On July 1, 2021, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser, which was approved by the Company’s stockholders on May 27, 2021. Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect until July 1, 2023, a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by the Board or by a majority of our outstanding voting securities, including, in either case, by a majority of our directors who are not “interested persons” as such term is defined in Section 2(a)(19) of the 1940 Act (“Independent Directors”). Subject to the overall supervision of the Board, the Investment Adviser manages our day-to-day operations and provides investment advisory and management services to us. Under the terms of the Investment Advisory Agreement, the Investment Adviser:

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith, or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Investment Adviser and its officers, managers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with it are entitled to indemnification from the Company for any damages, liabilities, costs, and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Investment Adviser’s services under the Investment Advisory Agreement or otherwise as Investment Adviser for the Company.

Pursuant to the Investment Advisory Agreement, the Company has agreed to pay the Investment Adviser a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee.

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

The incentive fee consists of the following two parts:

The first part of the incentive fee is calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income, and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, diligence, and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to our Administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 2.0% per quarter (8.0% annualized). The Company pays the Investment Adviser an incentive fee with respect to the pre-incentive fee net investment income in each calendar quarter as follows:

•
no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle of 2.0%;
•
100% of the pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle but is less than 2.5% in any calendar quarter (10.0% annualized). The Company refers to this portion of the pre-incentive fee net investment income (which exceeds the hurdle but is less than 2.5%) as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with 20% of the pre-incentive fee net investment income as if a hurdle did not apply if this net investment income exceeds 2.5% in any calendar quarter; and
•
20% of the amount of the pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Adviser (once the hurdle is reached and the catch-up is achieved, 20% of all pre-incentive fee investment income thereafter is allocated to the Investment Adviser).

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year, commencing on December 31, 2021, and equals 20.0% of the Company’s realized capital gains, if any, on a cumulative basis with respect to each of the investments in the Company’s portfolio from the fiscal quarter ending on or immediately prior to July 1, 2021 through the end of each calendar year, beginning with the calendar year ending December 31, 2021, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from September 30, 2021 through the end of each calendar year, beginning with the calendar year ending December 31, 2021, less the aggregate amount of any previously paid capital gain fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal quarter ending on or immediately prior to July 1, 2021 are excluded from the calculations of the capital gains fee. In the event that the Investment Advisory Agreement terminates as of a date that is not a calendar year end, the termination date will treated as though it were a calendar year end for purposes of calculating and paying a capital gains fee.

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Adviser that would, when taken together with all other incentive fees paid to the Investment Adviser during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. As of December 31, 2022 and 2021, the Company did not have incentive fees payable to the Investment Adviser related to fees earned in prior years but deferred under the incentive fee deferral mechanism.

As part of the Transaction, the Investment Adviser entered into a two-year contractual fee waiver (the “Fee Waiver”) with the Company to waive, to the extent necessary, any capital gains fee under the Investment Advisory Agreement that exceeds what would have been paid to Capitala in the aggregate over such two-year period under the prior advisory agreement.

For the years ended December 31, 2022, 2021 and 2020, the Company incurred $3.9 million, $4.8 million and $6.4 million in base management fees, respectively, under the Investment Advisory Agreement and the Prior Investment Advisory Agreement. The Company did not incur incentive fees related to pre-incentive fee net investment income for the years ended December 31, 2022, 2021, and 2020, respectively. For the years ended December 31, 2022, 2021 and 2020, our Investment Adviser did not waive any incentive fees as none were incurred.

As of December 31, 2022 and 2021, the Company had $0.9 million and $1.1 million, respectively, of management and incentive fees payable to the Adviser. These amounts are reflected in the accompanying consolidated statements of assets and liabilities under the caption “Management and incentive fees payable.”

Administration Agreement

On July 1, 2021, the Company entered into the Administration Agreement, pursuant to which the Administrator has agreed to furnish the Company with office facilities, equipment and clerical, bookkeeping, and record keeping services at such facilities. The Administrator also performs or oversees the performance of the required

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

Payments under the Administration Agreement are equal to an amount based upon the allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and the allocable portion of the compensation of the chief financial officer, the chief compliance officer, and their respective administrative support staff. Under the Administration Agreement, the Administrator will also provide, on the Company’s behalf, managerial assistance to those portfolio companies that request such assistance. Unless terminated earlier in accordance with its terms, the Administration Agreement will remain in effect until July 1, 2023, a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by the Board. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without any incremental profit to our Administrator. Stockholder approval is not required to amend the Administration Agreement.

For the years ended December 31, 2022, 2021 and 2020, the Company accrued $0.6 million, $1.0 million, and $1.4 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

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

Co-investment Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. On October 23, 2018, the SEC issued an order granting an application for exemptive relief to an affiliate of our Adviser that allows BDCs managed by the Adviser, including Logan Ridge, to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates and any future funds that are advised by the Adviser or its affiliated investment advisers.

Under the terms of the exemptive order, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching with respect of the Company or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by the Board.

Trade with Affiliated Funds

During the year ended December 31, 2022, the Company sold $7.9 million in total investments to an affiliated fund in accordance with, and pursuant to procedures adopted under, Rule 17a-7 of the 1940 Act. Realized losses on those sales for the same period amounted to less than $0.1 million. There were no transactions subject to Rule 17a-7 under the 1940 Act during year ended December 31, 2021.

Potential Conflicts of Interest

The members of the senior management and investment teams of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may or may not be in the Company’s best interests or in the best interest of the Company’s stockholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles.

Note 7. Borrowings

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

As of December 31, 2022 and 2021, there were no SBA-guaranteed debentures outstanding. The following table summarizes the historical interest expense and annual charges, deferred financing costs, average outstanding balance, and average stated interest and annual charge rate on the SBA-guaranteed debentures for the years ended December 31, 2021 and 2020 (dollars in thousands):

	For the Years Ended December 31,
	2021	2020
Interest expense and annual charges	$1,066	$4,546
Deferred financing costs	188	521
Total interest and financing expenses	$1,254	$5,067
Average outstanding balance	$33,773	$130,333
Average stated interest and annual charge rate	3.14%	3.44%

2022 Notes

On May 16, 2017, the Company issued $70.0 million in aggregate principal amount of 6.0% fixed-rate notes due May 31, 2022 (the “2022 Notes”). On May 25, 2017, the Company issued an additional $5.0 million in aggregate principal amount of the 2022 Notes pursuant to a partial exercise of the underwriters’ overallotment option. On November 1, 2021, the Company notified the Trustee for the Company’s 2022 Notes, of the Company’s election to redeem the $50.0 million aggregate principal amount of the 2022 Notes outstanding. The redemption was completed on December 6, 2021. On May 31, 2022, the remaining 2022 Notes reached maturity, and the entire outstanding principal of the 2022 Notes became payable and was paid by the Company. Accordingly, as of December 31, 2022, there were no 2022 Notes outstanding. As of December 31, 2021, the Company had $22.8 million in aggregate principal amount of 2022 Notes outstanding.

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Notes for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Interest expense	$609	$4,119	$4,449
Deferred financing costs	45	590	569
Total interest and financing expenses	$654	$4,709	$5,018
Average outstanding balance	$9,384	$69,272	$74,253
Average stated interest rate	6.00%	6.00%	6.00%

2022 Convertible Notes

On May 26, 2017, the Company issued $50.0 million in aggregate principal amount of 5.75% fixed-rate convertible notes due May 31, 2022 (the “2022 Convertible Notes”). On June 26, 2017, the Company issued an additional $2.1 million in aggregate principal amount of the 2022 Convertible Notes pursuant to a partial exercise of the underwriters’ overallotment option. On May 31, 2022, the 2022 Convertible Notes reached maturity, and the entire outstanding principal of the 2022 Convertible Notes became payable and was paid by the Company. Accordingly, as of December 31, 2022, there were no 2022 Convertible Notes outstanding. As of December 31, 2021, the Company had $52.1 million in aggregate principal amount of 2022 Convertible Notes outstanding.

The 2022 Convertible Notes were convertible, at the holder’s option, into shares of the Company’s common stock at any time on or prior to the close of business on the business day immediately preceding the maturity date. The conversion rate for the 2022 Convertible Notes was initially 1.5913 shares per $25.00 principal amount of 2022 Convertible Notes (equivalent to an initial conversion price of approximately $15.71 per share of common stock). The initial conversion premium was approximately 14.0%. As a result of the reverse stock split, the conversion rate for the 2022 Convertible Notes was 0.2652 shares per $25.00 principal amount of 2022 Convertible Notes (equivalent to a conversion price of approximately $94.26) effective August 21, 2020. Upon conversion, the Company was obligated to deliver shares of its common stock (and cash in lieu of fractional shares). The conversion rate was subject to adjustment if certain events occur as outlined in the supplemental indenture relating to the 2022 Convertible Notes. The Company determined that the embedded conversion option in the 2022 Convertible Notes was not required to be separately accounted for as a derivative under U.S. GAAP.

In addition, pursuant to a “fundamental change”, as defined in the supplemental indenture relating to the 2022 Convertible Notes, holders of the 2022 Convertible Notes could require the Company to repurchase for cash all or part of their 2022 Convertible Notes at a repurchase price equal to 100.0% of the principal amount of the 2022 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the repurchase date. The 2022 Convertible Notes were not redeemable prior to maturity and no “sinking fund” is provided for the 2022 Convertible Notes.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Convertible Notes for the years ended December 31, 2022, 2021, and 2020 (dollars in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Interest expense	$1,239	$2,997	$2,995
Deferred financing costs	168	385	364
Total interest and financing expenses	$1,407	$3,382	$3,359
Average outstanding balance	$21,406	$52,088	$52,088
Average stated interest rate	5.75%	5.75%	5.75%

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

As of December 31, 2022 and 2021, the Company had $50.0 million and $50.0 million in 2026 Notes outstanding.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2026 Notes for the years ended December 31, 2022 and 2021 (dollars in thousands):

	For the Years Ended December 31,
	2022	2021
Interest expense	$2,810	$487
Deferred financing costs	161	20
Total interest and financing expenses	$2,971	$507
Average outstanding balance	$50,000	$8,767
Average stated interest rate	5.25%	5.25%

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

As of December 31, 2022, the Company had $15.0 million in 2032 Convertible Notes outstanding.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2032 Convertible Notes for the year ended December 31, 2022 (dollars in thousands):

For the Year Ended December 31,
2022
Interest expense	$669
Deferred financing costs	8
Total interest and financing expenses	$677
Average outstanding balance	$11,301
Average stated interest rate	5.25%

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

KeyBank Credit Facility

On October 30, 2020, Capitala Business Lending, LLC ("CBL"), a direct, wholly owned, consolidated subsidiary of the Company, entered into a senior secured revolving credit agreement ("the KeyBank Credit Facility"), with the investment adviser at the time, as collateral manager, the lenders from time to time parties thereto (each a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. The KeyBank Credit Facility was amended on May 10, 2022 and October 20, 2022. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $75.0 million as of May 10, 2022, with an uncommitted accordion feature that allows the Company to borrow up to an additional $125.0 million. The KeyBank Credit Facility matures on May 10, 2027, unless there is an earlier termination or event of default. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through May 10, 2025, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at 1M Term SOFR plus 2.90% during the 3-year revolving period and 3.25% thereafter, with a 0.40% 1M Term SOFR floor. CBL will also pay an unused commitment fee at a rate of (1) 1.00% if utilization is less than or equal to 30.0%, (2) 0.65% if utilization is greater than 30.0% but less than or equal to 60.0%, or (3) 0.35% if utilization is greater than 60.0%, per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility. As of December 31, 2022 and December 31, 2021, there were draws of $55.9 million and zero, respectively, on the KeyBank Credit Facility. The KeyBank Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2022 and 2021, assets pledged to secure the KeyBank Credit Facility had a fair value of $111.3 million and $57.7 million, respectively.

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the KeyBank Credit Facility for the years ended December 31, 2022 and 2021 (dollars in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Interest expense	$1,553	$136	$—
Deferred financing costs	286	194	33
Unused commitment fees	267	387	77
Total interest and financing expenses	$2,106	$717	$110
Average outstanding balance	$27,586	$3,203	$—
Average stated interest rate	5.35%	4.25%	—%

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the outstanding principal and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2022, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Outstanding Principal	Fair Value	Level 1	Level 2	Level 3
2026 Notes	$50,000	$50,000	$—	$—	$50,000
2032 Convertible Notes	15,000	15,000	—	—	15,000
KeyBank Credit Facility	55,937	55,937	—	—	55,937
Total	$120,937	$120,937	$—	$—	$120,937

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

The estimated fair value of the 2026 Notes, the 2032 Convertible Notes and the KeyBank Credit Facility approximates the principal value.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

Permanent differences between taxable income and net investment income for financial reporting purposes are reclassified among the capital accounts in the financial statements to reflect their tax character. During the years ended December 31, 2022, 2021 and 2020, the Company reclassified for book purposes amounts arising from permanent differences in the book and tax basis of partnership investments sold, sales relating to defaulted bond accruals, and book and tax character of distributions paid. Such reclassifications are reported in “Tax reclassifications of stockholders’ equity in accordance with generally accepted accounting principles” and “Distributions — Return of Capital” in the statements of changes in net assets for the years ended December 31, 2022, 2021 and 2020, respectively.

The following permanent differences due to adjustments for the realized gains (losses) upon disposition of partnership interests and for the transfer of distributions between accumulated capital gains, accumulated net investment income, and return of capital were reclassified for tax purposes for the tax years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	Tax Year Ended December 31,
	2022	2021	2020
Increase (decrease) in accumulated net investment income	$383	$4,605	$(778)
Decrease (increase) in accumulated net realized gains on investments	(2,575)	36,030	6,254
Increase (decrease) in capital in excess of par value	$2,192	$(40,635)	$(5,476)

For the tax years ended December 31, 2022, 2021 and 2020, the tax basis components of distributable earnings were as follows (dollars in thousands):

	Tax Year Ended December 31,
	2022	2021	2020
Undistributed ordinary income	$—	$—	$—
Accumulated capital losses	(96,984)	(108,018)	(111,734)
Unrealized appreciation (depreciation)	(18,351)	3,590	(23,428)
Other temporary differences	(1,588)	(1,580)	(6,262)
Total	$(116,923)	$(106,008)	$(141,424)

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of December 31, 2022, the Company has a short-term capital loss carry forward of $18.1 million and a long-term capital loss carry forward of $78.9 million.

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

The following table reconciles net increase (decrease) in net assets resulting from operations to taxable income (loss) for the tax periods ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	Tax Year Ended December 31,
	2022	2021	2020
Net decrease in net assets resulting from operations	$(12,024)	$(1,918)	$(35,447)
Net change in unrealized depreciation (appreciation) on investments	24,631	(10,667)	11,611
Capital loss carryforward	(8,363)	7,658	16,561
Tax provision	—	—	—
Other deductions for book in excess of deductions for tax	(4,510)	529	7,930
Total taxable (loss) income	$(266)	$(4,398)	$655

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the tax periods ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	Tax Year Ended December 31,
	2022	2021	2020
Ordinary income	$—	$—	$655
Return of capital	—	—	3,398
Total	$—	$—	$4,053

For U.S. federal income tax purposes, as of December 31, 2022, the aggregate net unrealized depreciation for all securities was $18.3 million. As of December 31, 2022, gross unrealized appreciation was $13.1 million and gross unrealized depreciation was $31.4 million. The aggregate cost of securities for U.S. federal income tax purposes was $221.9 million as of December 31, 2022. For U.S. federal income tax purposes, as of December 31, 2021, the aggregate net unrealized appreciation for all securities was $3.6 million. As of December 31, 2021, gross unrealized appreciation was $38.6 million and gross unrealized depreciation was $35.0 million. The aggregate cost of securities for U.S. federal income tax purposes was $194.6 million as of December 31, 2021.

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

The Company acquired the non-controlling interest in Print Direction, Inc. on December 1, 2017 and converted the entity to CPTA Master Blocker, Inc. (Georgia), retaining its net operating losses in the transaction pursuant to Section 382 of the Code. As of December 31, 2022, the Taxable Subsidiaries had net operating losses for U.S. federal income tax purposes of approximately $14.2 million. If not utilized, $0.9 million and $6.1 million of these net operating losses will expire in the years ended December 31, 2036 and 2037, respectively, and $7.3 million of these net operating losses have no expiration.

Deferred U.S. federal income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and U.S. federal income tax purposes. Components of deferred tax assets (liabilities) as of December 31, 2022 and 2021 are as follows (dollars in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$3,940	$2,870
Capital loss carryforwards	455	1,034
Other deferred tax assets	4	53
Less valuation allowance	(3,951)	(2,457)
Total deferred tax assets	448	1,500
Deferred tax liabilities:
Net unrealized depreciation on investments	448	1,500
Total deferred tax liabilities	448	1,500
Net deferred tax asset	$—	$—

At December 31, 2022 and 2021, the valuation allowance on deferred tax assets was $4.0 million and $2.5 million, respectively, which represents the tax effect of net operating losses that we do not believe we will realize through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Total income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 21% to net investment loss and net realized and unrealized appreciation (depreciation) on investments for the years ended December 31, 2022, 2021 and 2020, are as follows (dollars in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Tax (benefit) expense at statutory rates	$(1,041)	$1,544	$(795)
State income tax (benefit) expense, net of federal benefit	(322)	281	(124)
Adjustment to unrealized depreciation	184	494	(1,366)
Other adjustments	(315)	(21)	786
Revaluation for state rate change	—	(134)	44
Change in valuation allowance	1,494	(2,164)	1,455
Total tax provision (benefit), net	$—	$—	$—

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

For the years ended December 31, 2022, 2021 and 2020, the components of the Company’s tax provision (benefit) include the following:

	For the Years Ended December 31,
	2022	2021	2020
Tax provision (benefit)
Federal	$938	$(1,918)	$(1,297)
State	650	(246)	(158)
Less valuation allowance	(1,494)	2,164	1,455
Total tax provision (benefit), net	$94	$—	$—

Note 9. Directors’ Fees

Our Independent Directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Board meeting and $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the years ended December 31, 2022, 2021 and 2020, the Company recognized directors’ fees expense of $0.5 million, $0.4 million, and $0.3 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act. Effective April 1, 2020, the Company’s Independent Directors have agreed to waive 20% of the fees due to them for the remainder of the fiscal year ending December 31, 2020 due to the impact of the COVID-19 pandemic.

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

On August 21, 2020, the Company effectuated a one-for-six reverse stock split of shares of the Company’s common stock. Please see Note 1 for a full description. As of December 31, 2022, the Company had 2,711,068 shares of common stock outstanding.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Other potentially dilutive shares of the Company’s common stock, and the related impact to earnings, are considered when calculating diluted earnings per share. For the years ended December 31, 2022, 2021 and 2020, 0.6 million in convertible shares related to the 2022 Convertible Notes were considered anti-dilutive. For the year ended December 31, 2022, 0.5 million in convertible shares related to the 2032 Convertible Notes were considered anti-dilutive.

The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share resulting from operations for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands, except share and per share data):

	For the Years Ended December 31,
	2022 (1)	2021	2020
Net decrease in net assets resulting from operations - basic and diluted (1)	$(12,024)	$(1,918)	$(35,447)
Weighted average common stock outstanding – basic and diluted (1)	2,711,068	2,711,068	2,709,169
Net decrease in net assets per share from operations - basic and diluted (1)	$(4.44)	$(0.71)	$(13.08)

(1)
Basic and diluted shares of the Company’s common stock have been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

Note 12. Distributions

The Company’s distributions are recorded on the record date. Stockholders have the option to receive payment of the distribution in cash, shares of the Company’s common stock, or a combination of cash and shares of common stock. Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. The Company’s Board determined not to declare any distributions during the years ended December 31, 2022 and December 31, 2021. For the year ended December 31, 2020, total distributions of $4.1 million were comprised of approximately $0.7 million from ordinary income and $3.4 million from return of capital.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Note 13. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2022, 2021, 2020, 2019 and 2018 (dollars in thousands, except share and per share data, unless otherwise noted):

	For the Years Ended December 31,
	2022	2021	2020	2019	2018
Per share data(1):
Net asset value at beginning of year	$39.48	$40.19	$54.84	$71.26	$83.46
Net investment (loss) income(2)	(0.43)	(1.32)	0.02	4.86	6.01
Net realized gain (loss) on investments(2)	5.08	(2.94)	(8.88)	(7.35)	(13.06)
Net change in unrealized (depreciation) appreciation on investments(2)	(9.09)	3.93	(4.29)	(7.56)	(2.23)
Net change in unrealized (depreciation) appreciation on written call option(2)	—	—	—	—	2.55
Tax (provision) benefit(2)	—	—	—	(0.23)	0.72
Net realized (loss) gain on extinguishment of debt(2)	—	(0.38)	0.06	—	—
Distributions – return of capital(3)	—	—	(1.26)	(0.99)	—
Distributions – net investment income(3)	—	—	(0.24)	(5.01)	(6.00)
Other(4)	—	—	(0.06)	(0.14)	(0.19)
Net asset value at end of year	$35.04	$39.48	$40.19	$54.84	$71.26
Net assets at end of period	$95,005	$107,029	$108,947	$148,113	$190,644
Shares outstanding at end of period	2,711,068	2,711,068	2,711,068	2,700,628	2,675,258
Per share market value at end of period	$22.36	$22.99	$14.41	$52.38	$43.02
Total return based on market value(4)	(2.74)%	59.54%	(71.10)%	37.75%	12.14%
Ratio/Supplemental data:
Ratio of net investment (loss) income to average net assets	(1.15)%	(3.20)%	0.05%	7.85%	7.60%
Ratio of incentive fee, net of incentive fee waiver, to average net assets(5)	—	—	—	0.73%	0.12%
Ratio of interest and financing expenses to average net assets	7.70%	9.42%	13.23%	10.30%	8.20%
Ratio of tax provision (benefit) to average net assets	—	—	—	0.38%	(0.91)%
Ratio of other operating expenses to average net assets	8.14%	8.71%	9.82%	7.62%	6.52%
Ratio of total expenses including tax provision, net of fee waivers, to average net assets(5)	15.84%	18.12%	23.05%	19.03%	13.93%
Portfolio turnover rate(6)	48.09%	38.73%	6.90%	19.18%	22.69%
Average debt outstanding(7)	$119,677	$167,102	$256,673	$290,073	$302,420
Average debt outstanding per common share	$44.14	$61.64	$94.68	$107.41	$113.04

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
(5)
The ratio of waived incentive fees to average net assets was 0.00%, 0.00%, 0.00%, 0.17%, and 0.00%, for the years ended December 31, 2022, 2021, 2020, 2019 and 2018, respectively.
(6)
Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.
(7)
Based on daily weighted average balance of debt outstanding during the period.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Note 14. Senior Securities

The following is a schedule of the Company’s senior securities for the years ended December 31, 2022, 2021, 2020, 2019 and 2018 (dollars in thousands, except share and per share data, unless otherwise noted):

	For the Years Ended December 31,
	2022	2021	2020	2019	2018
Total Debt Outstanding:
KeyBank Credit Facility	$55,937	$—	$—	$—	$—
ING Credit Facility	$—	$—	$—	$—	$10,000
SBA-guaranteed debentures	$—	$—	$91,000	$150,000	$165,700
2022 Notes	$—	$22,833	$72,833	$75,000	$75,000
2022 Convertible Notes	$—	$52,088	$52,088	$52,088	$52,088
2026 Notes	$50,000	$50,000	$—	$—	$—
2032 Convertible Notes	$15,000	$—	$—	$—	$—
Asset coverage per unit(1):
KeyBank Credit Facility	$1,771	$1,849	$1,872	N/A	N/A
ING Credit Facility	N/A	N/A	N/A	$2,165	$2,391
SBA-guaranteed debentures	N/A	N/A	N/A	N/A	N/A
2022 Notes	N/A	$1,849	$1,872	$2,165	$2,391
2022 Convertible Notes	N/A	$1,849	$1,872	$2,165	$2,391
2026 Notes	$1,771	$1,849	N/A	N/A	N/A
2032 Convertible Notes	$1,771	N/A	N/A	N/A	N/A
Involuntary liquidation preference per unit(2):
KeyBank Credit Facility	—	—	—	—	—
ING Credit Facility	—	—	—	—	—
SBA-guaranteed debentures	—	—	—	—	—
2022 Notes	—	—	—	—	—
2022 Convertible Notes	—	—	—	—	—
2026 Notes	—	—	—	—	—
2032 Convertible Notes	—	—	—	—	—
Average market value per unit(3):
KeyBank Credit Facility	N/A	N/A	N/A	N/A	N/A
ING Credit Facility	N/A	N/A	N/A	N/A	N/A
SBA-guaranteed debentures	N/A	N/A	N/A	N/A	N/A
2022 Notes	N/A	$1,002	$867	$1,000	$996
2022 Convertible Notes	N/A	$1,002	$856	$994	$984
2026 Notes	N/A	N/A	N/A	N/A	N/A
2032 Convertible Notes	N/A	N/A	N/A	N/A	N/A

(1)
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
(2)
The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “— “ indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(3)
Not applicable except for the 2022 Notes and the 2022 Convertible Notes which were publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Note 15. Selected Quarterly Financial Data (Unaudited)

	For the Quarter Ended
(Dollars in thousands, except per share data)	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total investment income	$4,539	$3,748	$3,303	$3,337
Net investment income (loss)	636	182	(929)	(1,051)
Net (decrease) increase in net assets resulting from operations	(3,171)	(2,961)	(5,034)	(858)
Net investment income (loss) per share	0.23	0.07	(0.34)	(0.39)
Net (decrease) increase in net assets resulting from operations	(1.17)	(1.09)	(1.86)	(0.32)
per share
Net asset value per share at end of period	$35.04	$36.21	$37.31	$39.16

	For the Quarter Ended
(Dollars in thousands, except per share data)	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total investment income	$3,411	$3,373	$5,044	$4,926
Net investment (loss) income	(1,333)	(1,510)	34	(783)
Net increase (decrease) in net assets resulting from operations	(3,232)	(3,486)	(7,554)	12,354
Net investment (loss) income per share	(0.48)	(0.56)	0.01	(0.29)
Net increase (decrease) in net assets resulting from operations	(1.19)	(1.29)	(2.79)	4.56
per share
Net asset value per share at end of period	$39.48	$40.67	$41.96	$44.74

Note 16. Subsequent Events

The Company has evaluated subsequent events through the date of filing of this Annual Report on Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements, except as discussed below.

On March 6, 2023, the Company’s Board of Directors authorized a new share repurchase program, whereby the Company may repurchase up to an aggregate of $5.0 million of its outstanding common shares in the open market. Unless extended or discontinued by the Company’s Board of Directors, the repurchase program will terminate on March 31, 2024. The repurchase program may be extended, modified or discontinued at any time for any reason without prior notice. The repurchase program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18 and accomplished through a Rule 10b5-1 plan, which sets certain restrictions on the method, timing, price and volume of share repurchases.

On March 6, 2023, the Company’s Board of Directors approved a distribution of $0.18 per share payable on March 31, 2023 to stockholders of record as of March 20, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2022.

As a non-accelerated filer, the Company is not currently required to obtain an audit of the effectiveness of internal control over financial reporting from its independent registered public accounting firm as of December 31, 2022.

(c) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements – Consolidated Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

(2) Consolidated Financial Statement Schedules – None. We have omitted consolidated financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this Annual Report on Form 10-K.

(3) Exhibits – The following is a list of all exhibits filed as part of this Annual Report on Form 10-K, including those incorporated by reference.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(6)
3.3	Certificate of Limited Partnership of CapitalSouth Partners Fund II Limited Partnership(2)
3.4	Certificate of Limited Partnership of CapitalSouth Fund III, L.P. (f/k/a CapitalSouth Partners SBIC Fund III, L.P.)(2)
3.5	Bylaws(1)
3.6	Form of Amended and Restated Limited Partnership Agreement of CapitalSouth Partners Fund II Limited Partnership(3)
3.7	Form of Amended and Restated Agreement of Limited Partnership of CapitalSouth Fund III, L.P. (f/k/a CapitalSouth Partners SBIC Fund III, L.P.)(3)
4.1	Form of Common Stock Certificate(1)
4.2	Form of Base Indenture(4)
4.3	Form of Fourth Supplemental Indenture relating to the 5.25% notes due 2026, by and between the Registrant and U.S. Bank National Association, as trustee, including the form of Global Note(8)
4.4	Description of Securities(9)
10.1	Form of Dividend Reinvestment Plan(1)
10.2	Form of Investment Advisory Agreement by and between Registrant and Mount Logan Management, LLC(5)
10.3	Form of Custodian Agreement(1)
10.4	Form of Administration Agreement by and between Registrant and BC Partners Management LLC.(5)
10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)
10.6	Fee Waiver Agreement, dated as of July 1, 2021, between Logan Ridge Finance Corporation and Mount Logan Management LLC(5)
10.7

Third Amendment to Revolving Credit Facility, dated as of October 20, 2022, among Capitala Business Lending, LLC, as the borrower, Mount Logan Management, LLC, as the collateral manager, the lenders from to time to time parties thereto, KeyBank National Association, as the administrative agent, and U.S. Bank National Association, as the custodian(7)

10.8	Note Purchase Agreement, dated as of April 1, 2022, by and among Logan Ridge Finance Corporation and the Purchasers (as defined therein)(8)
14.1	Code of Ethics (filed herewith)
21.1	List of Subsidiaries (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SHC	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith)

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
(5)
Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 8-K filed on July 1, 2021.
(6)
Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 8-K filed on August 4, 2020.
(7)
Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 8-K filed on October 21, 2022.
(8)
Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 8-K on April 6, 2022.
(9)
Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 10-K filed on March 2, 2020.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Logan Ridge Finance Corporation
Date: March 9, 2023	By /s/ Ted Goldthorpe Ted Goldthorpe Chief Executive Officer and President (Principal Executive Officer) Logan Ridge Finance Corporation
Date: March 9, 2023	By /s/ Jason Roos Jason Roos Chief Financial Officer (Principal Financial Officer) Logan Ridge Finance Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ted Goldthorpe Ted Goldthorpe	Chief Executive Officer and President and Chairman of the Board of Directors (Principal Executive Officer)	March 9, 2023
/s/ Jason Roos Jason Roos	Chief Financial Officer (Principal Financial Officer)	March 9, 2023
/s/ Alexander Duka Alexander Duka	Director	March 9, 2023
/s/ George Grunebaum George Grunebaum	Director	March 9, 2023
/s/ Robert Warshauer Robert Warshauer	Director	March 9, 2023
/s/ Jennifer Chou Jennifer Chou	Director	March 9, 2023