Form 10-Q
period 2023-03-31
Logan Ridge Finance Corp.
filed 2023-05-10
CIK 1571329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

The number of shares of Logan Ridge Finance Corporation’s common stock, $0.01 par value, outstanding as of May 8, 2023 was 2,705,232.

PART I. FINANCIAL INFORMATION

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of March 31, 2023	As of December 31, 2022
	(unaudited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $192,249 and $191,435, respectively)	$176,832	$177,268
Affiliate investments (amortized cost of $28,229 and $29,081, respectively)	26,505	26,324
Total investments at fair value (amortized cost of $220,478 and $220,516, respectively)	203,337	203,592
Cash and cash equivalents	9,347	6,793
Interest and dividend receivable	1,209	1,578
Prepaid expenses	2,514	2,682
Other assets	62	65
Total assets	$216,469	$214,710
LIABILITIES
2026 Notes (net of deferred financing costs and original issue discount of $1,333 and $1,421, respectively)	48,667	48,579
2032 Convertible Notes (net of deferred financing costs and original issue discount of $1,088 and $1,117, respectively)	13,912	13,883
KeyBank Credit Facility (net of deferred financing costs of $1,238 and $1,322, respectively)	57,140	54,615
Management and incentive fees payable	932	933
Interest and financing fees payable	1,469	973
Accounts payable and accrued expenses	516	722
Total liabilities	$122,636	$119,705
Commitments and contingencies (Note 2)
NET ASSETS
Common stock, par value $0.01, 100,000,000 common shares authorized, 2,709,583 and 2,711,068 common shares issued and outstanding, respectively	$27	$27
Additional paid in capital	191,007	191,038
Total distributable loss	(97,201)	(96,060)
Total net assets	$93,833	$95,005
Total liabilities and net assets	$216,469	$214,710
Net asset value per share	$34.63	$35.04

See accompanying notes to consolidated financial statements

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2023		2022
INVESTMENT INCOME
Interest income:
Non-control/non-affiliate investments	$4,604		$2,383
Affiliate investments	164		719
Control investments	—		95
Total interest income	4,768		3,197
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	416	(1)	85
Affiliate investments	48		47
Total payment-in-kind interest and dividend income	464		132
Dividend income:
Non-control/non-affiliate investments	—		—
Affiliate investments	14		—
Total dividend income	14		—
Other income:
Non-control/non-affiliate investments	10		—
Affiliate investments	—		8
Total other income	10		8
Total investment income	5,256		3,337
EXPENSES
Interest and financing expenses	2,069		2,188
Base management fee	930		1,027
Directors' expense	135		103
Administrative service fees	257		120
General and administrative expenses	792		950
Total expenses	4,183		4,388
NET INVESTMENT INCOME (LOSS)	1,073		(1,051)
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized loss on investments:
Non-control/non-affiliate investments	(1,506)		(36)
Net realized loss on investments	(1,506)		(36)
Net change in unrealized (depreciation) appreciation on investments:
Non-control/non-affiliate investments	(1,250)		(1,150)
Affiliate investments	1,033		1,303
Control investments	—		76
Net change in unrealized (depreciation) appreciation on investments	(217)		229
Total net realized and change in unrealized (loss) gain on investments	(1,723)		193
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(650)		$(858)
NET DECREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC & DILUTED (SEE NOTE 9)	$(0.24)		$(0.32)
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – BASIC & DILUTED (SEE NOTE 9)	2,710,990		2,711,068
DISTRIBUTIONS PAID PER SHARE	$0.18		$—

(1)
During the period ended March 31, 2023, the Company received $0.2 million of non-recurring fee income that was paid in-kind and included in this financial statement line item.

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share data)

(unaudited)

	Common Stock		Additional	Total
	Number of		Paid in	Distributable
For the Three Months Ended March 31, 2023 and 2022	Shares	Par Value	Capital	Loss	Total
BALANCE, December 31, 2022	2,711,068	$27	$191,038	$(96,060)	$95,005
Net investment income	—	—	—	1,073	1,073
Net realized loss on investments	—	—	—	(1,506)	(1,506)
Net change in unrealized depreciation on investments	—	—	—	(217)	(217)
Repurchase of common stock	(1,625)	—	(34)	—	(34)
Stock issued under dividend reinvestment plan	140	—	3	—	3
Distributions declared	—	—	—	(491)	(491)
BALANCE, March 31, 2023	2,709,583	$27	$191,007	$(97,201)	$93,833

BALANCE, December 31, 2021	2,711,068	$27	$188,846	$(81,844)	$107,029
Net investment loss	—	—	—	(1,051)	(1,051)
Net realized loss on investments	—	—	—	(36)	(36)
Net change in unrealized appreciation on investments	—	—	—	229	229
BALANCE, March 31, 2022	2,711,068	$27	$188,846	$(82,702)	$106,171

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(650)	$(858)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(7,444)	(16,393)
Repayments and sales of investments	6,714	8,401
Net realized loss on investments	1,506	36
Net change in unrealized depreciation (appreciation) on investments	217	(229)
Payment-in-kind interest and dividends	(464)	(132)
Accretion of original issue discount on investments	(274)	(399)
Amortization of deferred financing fees and original issue discount	200	254
Changes in assets and liabilities:
Interest and dividend receivable	369	(96)
Prepaid expenses	168	221
Receivable for unsettled trades	—	(6,401)
Other assets	3	—
Management and incentive fees payable	(1)	(38)
Interest and financing fees payable	496	684
Payable for unsettled trades	—	(7,787)
Accounts payable and accrued expenses	(206)	(414)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	634	(23,151)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under KeyBank Credit Facility	10,000	—
Repayments under KeyBank Credit Facility	(7,558)	—
Distributions paid to shareholders	(488)	—
Repurchase of common stock	(34)	—
Deferred financing fees paid	—	(67)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,920	(67)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,554	(23,218)
CASH AND CASH EQUIVALENTS, beginning of period	6,793	39,056
CASH AND CASH EQUIVALENTS, end of period	$9,347	$15,838
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,354	$1,091
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Distributions paid through dividend reinvestment plan share issuances	$3	$—

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(in thousands, except for units/shares)

March 31, 2023

(unaudited)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies - 188.5%
First Lien/Senior Secured Debt - 141.1%
Accordion Partners LLC	Industrials	11.17%	SOFR + 6.25%	0.75%	08/29/2029	4,952	$4,844	$4,850	(12)(16)
Accordion Partners LLC (Revolver)	Industrials	11.06%	SOFR + 6.25%	0.75%	08/31/2028	383	352	354	(12)
Accurate Background, LLC	Information Technology	11.16%	L + 6.00%	1.00%	03/26/2027	4,447	4,140	4,302	(16)
AIDC Intermediateco 2, LLC (Peak Technologies)	Information Technology	11.06%	SOFR + 6.40%	1.00%	07/22/2027	4,988	4,910	4,877	(16)
Alternative Biomedical Solutions, LLC	Healthcare	8.00%	—	—	06/30/2023	7,103	7,103	6,183
American Academy Holdings, LLC	Healthcare	15.84%	L + 5.75%, 5.25% PIK	1.00%	01/01/2025	2,536	2,517	2,523	(16)
American Clinical Solutions, LLC	Healthcare	11.81%	L + 7.00%, 4.81% PIK	1.00%	12/31/2024	4,039	4,039	3,662
AP Core Holdings II, LLC	Information Technology	10.34%	L + 5.50%	0.75%	07/21/2027	1,156	1,143	1,127	(16)
AP Core Holdings II, LLC	Information Technology	10.34%	L + 5.50%	0.75%	07/21/2027	1,250	1,236	1,220	(16)
BetaNXT, Inc.	Financials	10.42%	SOFR + 5.75%	—	07/01/2029	2,985	2,812	2,743	(16)
BetaNXT, Inc. (Revolver)	Financials	9.15%	SOFR + 4.25%	—	07/01/2027	137	137	100	(12)
Bradshaw International, Inc.	Consumer Discretionary	10.63%	L + 5.75%	1.00%	10/21/2027	500	490	462	(16)
Bradshaw International, Inc. (Revolver)	Consumer Discretionary	—	L + 5.75%	1.00%	10/21/2026	—	(17)	(69)	(12)(17)
CIMSense	Financials	10.54%	SOFR + 5.50%	1.00%	12/17/2026	2,915	2,897	2,784	(16)
Critical Nurse Staffing, LLC	Healthcare	10.80%	L + 6.00%	1.00%	10/30/2026	5,849	5,762	5,810	(12)(16)
Critical Nurse Staffing, LLC (Revolver)	Healthcare	10.95%	L + 6.00%	1.00%	10/30/2026	760	747	755	(12)
Datalink, LLC	Healthcare	11.80%	SOFR + 6.75%	1.00%	11/23/2026	5,827	5,827	5,804	(16)
Dentive, LLC	Healthcare	11.90%	SOFR + 7.00%	1.00%	12/26/2028	1,215	1,172	1,161	(16)
Dentive, LLC (Revolver)	Healthcare	—	SOFR + 7.00%	1.00%	12/23/2028	—	(5)	(6)	(12)(17)
Dodge Data & Analytics LLC	Information Technology	9.79%	SOFR + 4.75%	0.50%	02/12/2029	1,489	1,470	1,260	(16)
Epic Staffing Group	Industrials	10.64%	SOFR + 5.75%	—	06/28/2029	4,097	3,834	3,907	(12)(16)
Florida Food Products, LLC	Consumer Staples	9.81%	SOFR + 5.00%	0.75%	10/18/2028	1,995	1,888	1,936	(16)
Fortis Payment Solutions	Financials	10.25%	SOFR + 5.25%	1.00%	02/13/2026	2,911	2,897	2,893	(16)
Grindr Capital, LLC	Information Technology	13.02%	SOFR + 8.00%	—	11/15/2027	2,000	1,982	1,980	(16)
Heads Up Technologies	Industrials	10.55%	SOFR + 5.50%	0.75%	08/10/2028	2,919	2,892	2,875	(16)
Hudson Hospital OpCo, LLC	Healthcare	12.77%	SOFR + 8.00%	3.00%	11/04/2023	3,060	3,060	3,032	(16)
HUMC Opco, LLC	Healthcare	12.77%	SOFR + 8.00%	3.00%	11/04/2023	3,913	3,913	3,874	(16)
IJKG OpCo, LLC	Healthcare	12.77%	SOFR + 8.00%	3.00%	11/04/2023	2,040	2,040	2,022	(16)
JO ET Holdings Limited	Information Technology	18.03%	SOFR + 6.00%, 7.00% PIK	1.00%	12/15/2026	1,079	1,064	1,072	(16)
Jurassic Quest Holdings, LLC	Entertainment	11.62%	L + 7.50%	2.00%	05/01/2024	7,730	7,730	7,577	(16)
Keg Logistics LLC	Consumer Discretionary	10.93%	L + 6.00%	1.00%	11/23/2027	7,441	7,354	7,226	(16)
Keg Logistics LLC (Revolver)	Consumer Discretionary	10.91%	L + 6.00%	1.00%	11/23/2027	872	862	847
Lucky Bucks, LLC	Consumer Discretionary	10.43%	L + 5.50%	0.75%	07/21/2027	2,955	2,914	946
Material Handling Systems, Inc.	Industrials	12.37%	P + 4.56%	1.00%	06/08/2029	1,990	1,803	1,756	(16)
Money Transfer Acquisition Inc.	Financials	13.16%	SOFR + 8.25%	1.00%	12/14/2027	6,956	6,825	6,826	(16)
Neptune BidCo US Inc.	Communication Services	9.74%	SOFR + 5.00%	0.50%	04/11/2029	1,000	895	902	(16)
Patriot Pickle, Inc.	Consumer Staples	9.55%	SOFR + 4.50%	—	04/13/2027	2,911	2,891	2,875	(16)
Premier Imaging, LLC	Healthcare	10.84%	L + 6.00%	1.00%	01/02/2025	2,590	2,562	2,525	(12)(16)
RN Enterprises, LLC	Healthcare	11.32%	SOFR + 6.50%	1.00%	12/23/2025	1,980	1,943	1,940	(16)
Sequoia Healthcare Management, LLC	Healthcare Management	—	—	—	11/04/2023	11,935	11,935	9,392	(7)
Shock Doctor, Inc.	Consumer Discretionary	10.20%	SOFR + 5.25%	1.00%	05/14/2024	2,679	2,672	2,639	(16)
South Street Securities Holdings, Inc.	Financials	9.00%	—	—	09/20/2027	450	383	369
STG Logistics	Industrials	10.83%	SOFR + 6.00%	0.75%	03/24/2028	2,481	2,410	2,429	(16)
Symplr Software, Inc.	Healthcare	9.28%	SOFR + 4.50%	0.75%	12/22/2027	1,683	1,680	1,508	(16)
Taoglas Group Holdings Limited	Information Technology	11.90%	SOFR + 7.00%	1.00%	02/28/2029	2,355	2,285	2,284	(16)
Taoglas Group Holdings Limited (Revolver)	Information Technology	—	SOFR + 7.00%	1.00%	02/28/2029	—	(19)	(19)	(17)
Wealth Enhancement Group, LLC	Financials	10.89%	SOFR + 6.01%	1.00%	10/02/2027	6,941	6,916	6,930	(16)
Wealth Enhancement Group, LLC (Revolver)	Financials	—	SOFR + 6.00%	1.00%	10/02/2027	—	(2)	(1)	(12)(17)
Total First Lien/Senior Secured Debt							139,185	132,444
Second Lien/Senior Secured Debt - 6.3%
American Academy Holdings, LLC	Healthcare	14.50% PIK	—	—	03/01/2028	3,712	3,634	3,165
BLST Operating Company, LLC	Online Merchandise Retailer	13.17%	L + 8.50%	1.50%	08/28/2025	929	929	873	(8)(16)
Ivanti Software, Inc.	Information Technology	12.21%	L + 7.25%	0.50%	12/01/2028	3,000	2,987	1,824
Total Second Lien/Senior Secured Debt							7,550	5,862
Subordinated Debt - 26.3%
Eastport Holdings, LLC	Business Services	13.67%	SOFR + 8.50%	1.00%	09/29/2027	19,250	19,250	19,094	(16)
Lucky Bucks, LLC	Consumer Discretionary	—	—	—	05/29/2028	2,263	2,229	577	(7)
Tubular Textile Machinery, Inc.	Textile Equipment Manufacturer	5.00%	—	—	10/29/2027	5,094	5,094	5,025
Total Subordinated Debt							26,573	24,696
Collateralized Loan Obligations - 4.5%
JMP Credit Advisors CLO IV Ltd.	Financials	5.47%	—	—	07/17/2029	7,891	1,827	1,412	(13)(15)
JMP Credit Advisors CLO V Ltd.	Financials	27.49%	—	—	07/17/2030	7,320	2,795	2,795	(13)(15)
Total Collateralized Loan Obligations							4,622	4,207
Preferred Stock and Units - 2.4%
Alternative Biomedical Solutions, LLC - Series A	Healthcare	—	—	—	—	15,864	1,277	—
Alternative Biomedical Solutions, LLC - Series B	Healthcare	—	—	—	—	55,166	3,950	—
Alternative Biomedical Solutions, LLC - Series C	Healthcare	—	—	—	—	78,900	—	—
American Academy Holdings, LLC	Healthcare	—	—	—	—	102,261	—	122	(6)
Jurassic Quest Holdings, LLC	Entertainment	—	—	—	—	467,784	480	164	(6)
MicroHoldco, LLC	General Industrial	—	—	—	—	740,237	749	688	(11)
Taylor Precision Products, Inc. - Series C	Household Product Manufacturer	—	—	—	—	379	758	758
U.S. BioTek Laboratories, LLC - Class A	Testing Laboratories	—	—	—	—	500	540	518
Total Preferred Stock and Units		—	—	—	—		7,754	2,250

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

(in thousands, except for units/shares)

March 31, 2023

(unaudited)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Common Stock and Membership Units - 7.9%		—	—	—	—
Alternative Biomedical Solutions, LLC	Healthcare	—	—	—	—	20,092	800	—
Alternative Biomedical Solutions, LLC - Membership Unit Warrants	Healthcare	—	—	—	—	49,295	—	—
American Academy Holdings, LLC	Healthcare	—	—	—	—	—	—	213	(6)
American Clinical Solutions, LLC - Class A	Healthcare	—	—	—	—	6,030,384	3,198	2,215	(6)
Aperture Dodge 18 LLC	Financials	—	—	—	—	2,033,247	2,033	2,033
BLST Operating Company, LLC - Class A	Online Merchandise Retailer	—	—	—	—	217,013	286	2,596	(6)
Freedom Electronics, LLC	Electronic Machine Repair	—	—	—	—	181,818	182	250
South Street Securities Holdings, Inc. - Warrants	Financials	—	—	—	—	567	65	66
U.S. BioTek Laboratories, LLC - Class C	Testing Laboratories	—	—	—	—	578	1	—
Total Common Stock and Membership Units							6,565	7,373
Total Investments in Non-Control, Non-Affiliate Portfolio Companies							192,249	176,832
Investments in Affiliated Portfolio Companies - 28.2%^
First Lien/Senior Secured Debt - 5.5%
MMI Holdings, LLC	Medical Device Distributor	12.00%	—	—	04/01/2022	2,600	2,600	2,600
RAM Payment, LLC (First Out)	Financial Services	9.66%	L + 5.00%	1.50%	01/04/2024	679	679	679	(16)
RAM Payment, LLC (Last Out)	Financial Services	13.00%	—	1.50%	01/04/2024	1,840	1,840	1,840	(10)(16)
Total First Lien/Senior Secured Debt							5,119	5,119
Second Lien/Senior Secured Debt - 1.0%
MMI Holdings, LLC	Medical Device Distributor	6.00%	—	—	04/01/2022	400	400	400
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	15.00% PIK	—	—	09/12/2023	4	4	4	(9)
V12 Holdings, Inc.	Data Processing & Digital Marketing	—	—	—	—	509	490	509	(11)
Total Second Lien/Senior Secured Debt							894	913
Joint Ventures - 0.5%
Great Lakes Funding II LLC - Series A	Financials	—	—	—	—	470	470	456	(12)(15)
Total Joint Ventures							470	456
Preferred Stock and Units - 8.8%
GA Communications, Inc. - Series A-1	Advertising & Marketing Services	—	—	—	—	1,998	3,476	3,938
GreenPark Infrastructure, LLC - Series A	Industrials	—	—	—	—	400	200	200	(6)
MMI Holdings, LLC	Medical Device Distributor	8.00% PIK	—	—	—	1,000	1,935	1,360	(14)
RAM Payment, LLC	Financial Services	6.00% PIK	—	—	—	86,000	1,152	2,752	(14)
Total Preferred Stock and Units							6,763	8,250
Common Stock and Membership Units - 12.5%
Burgaflex Holdings, LLC - Class A	Automobile Part Manufacturer	—	—	—	—	1,253,198	1,504	2,748
Burgaflex Holdings, LLC - Class B	Automobile Part Manufacturer	—	—	—	—	1,085,073	362	2,173
GA Communications, Inc. - Series B-1	Advertising & Marketing Services	—	—	—	—	200,000	2	—
GreenPark Infrastructure, LLC - Series M-1	Industrials	—	—	—	—	200	69	69	(6)(12)
MMI Holdings, LLC	Medical Device Distributor	—	—	—	—	45	—	—
Nth Degree Investment Group, LLC	Business Services	—	—	—	—	6,088,000	6,088	6,340
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	—	—	—	—	27,396,364	6,958	437
Total Common Stock and Membership Units							14,983	11,767
Total Investments in Affiliated Portfolio Companies^							28,229	26,505
Total Investments - 216.7%							$220,478	$203,337

^ As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company's outstanding voting securities.

^^ As defined in the 1940 Act, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

(+) Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to either LIBOR (“L”), SOFR or alternate base rate (commonly known as the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 6 month, 3 month, or 1 month L rates. SOFR loans are typically indexed to 6 month, 3 month, or 1 month SOFR rates. As of March 31, 2023, rates for the 6 month, 3 month, and 1 month L are 5.31%, 5.19%, and 4.86%, respectively. As of March 31, 2023, rates for the 12 months, 6 month, 3 month and 1 month SOFR are 4.73%, 4.90%, 4.91%, and 4.80%, respectively. As of March 31, 2023, P was 8.00%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2023.

(++) Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.

(1)
All investments valued using unobservable inputs (Level 3), unless otherwise noted.
(2)
The fair value of each of the Company’s investments is determined in good faith using significant unobservable inputs by the Investment Adviser in its role as “valuation designee” in accordance with Rule 2a-5 under the 1940 Act, pursuant to valuation policies and procedures that have been approved by the Company’s board of directors (the “Board”).
(3)
All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.
(4)
Percentages are based on net assets as of March 31, 2023.
(5)
The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(6)
Investment is held through our Taxable Subsidiary (See Note 1).
(7)
Non-accrual investment.
(8)
1.0% of interest rate payable in cash. The remainder of interest rate payable is either in cash or paid-in-kind at borrower's election.
(9)
15.0% of interest rate payable in cash or paid-in-kind at borrower's election.
(10)
The cash rate equals the approximate current yield on our last-out portion of the unitranche facility.
(11)
The investment has been exited or sold. The residual value reflects estimated earnout, escrow, or other proceeds expected post-closing.
(12)
The Company has an unfunded loan or investment commitment to the portfolio company at March 31, 2023. (See Note 2).
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
(15)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2023, qualifying assets represent 97.8% of the Company’s total assets and non-qualifying assets represent 2.2% of the Company’s total assets.
(16)
All or a portion of this security is pledged as collateral under the KeyBank Credit Facility and held through the Company's wholly-owned subsidiary Capitala Business Lending, LLC.
(17)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(in thousands, except for units/shares)

December 31, 2022

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

(in thousands, except for units/shares)

December 31, 2022

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

(+) Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to either LIBOR ("L"), SOFR, or alternate base rate (unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 6 month, 3 month, or 1 month L rates. SOFR loans are typically indexed to 6 month, 3 month, or 1 month SOFR rates. As of December 31, 2022, rates for the 6 month, 3 month, and 1 month L are 5.14%, 4.77% and 4.39%, respectively. As of December 31, 2022, rates for the 6 month, 3 month, and 1 month SOFR are 4.78%, 4.59% and 4.36%, respectively. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2022.

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
(12)
The Company has an unfunded loan or investment commitment to the portfolio company at December 31, 2022. (See Note 2).
(13)
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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Note 1. Organization

Logan Ridge Finance Corporation (“Logan Ridge”, the “Company”, “we”, “us”, and “our”) is an externally managed non-diversified closed-end management investment company incorporated in Maryland on February 21, 2013. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company commenced operations on May 24, 2013 and completed its initial public offering (“IPO”) on September 30, 2013. The Company is managed by Mount Logan Management LLC (the “Investment Adviser”), an investment adviser that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and BC Partners Management LLC (the “Administrator”) provides the administrative services necessary for the Company to operate. For United States (“U.S.”) federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III, and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III, and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their small business investment company (“SBIC”) licenses, continued to hold their existing investments at the time of the IPO and have continued to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share, resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (the “SBA-guaranteed debentures”) and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. Accordingly, as of March 31, 2023 and December 31, 2022, there were no SBA-guaranteed debentures outstanding.

The Company has formed, and expects to continue to form, certain consolidated taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for U.S. federal income tax purposes. The Taxable Subsidiaries allow the Company to make equity investments in companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

Capitala Business Lending, LLC (“CBL”), a wholly-owned subsidiary of the Company, was established on October 30, 2020, for the sole purpose of holding certain investments pledged as collateral under the Company's line of credit with KeyBank National Association (the “KeyBank Credit Facility”). See Note 6 for more details about the KeyBank Credit Facility. The financial statements of CBL are consolidated with those of Logan Ridge Finance Corporation.

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

March 31, 2023

(Unaudited)

Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying our annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, including Fund II, Fund III, CBL, and the Taxable Subsidiaries.

The Company’s financial statements as of March 31, 2023 and December 31, 2022 and for the periods ended March 31, 2023 and 2022 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 9, 2023.

Use of Estimates in the Preparation of Financial Statements

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions and conditions. The most significant estimates in the preparation of the consolidated financial statements are investment valuation, revenue recognition and income taxes.

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

Debt that is not publicly traded but for which there are external pricing sources available as of the valuation date is valued using independent broker-dealer, market maker quotations or independent pricing services. The valuation committee, comprised of members of the Investment Adviser, (the “Valuation Committee”) subjects these quotes to various criteria including, but not limited to, the number and quality of quotes, the deviation among the quotes and information derived from analyzing the Company’s own transactions in such investments throughout the reporting period. Generally, such investments are categorized in Level 2 of the fair value hierarchy, unless the Valuation Committee determines that the quality, quantity or deviation among quotes warrants significant adjustment to the inputs utilized.

The Board has designated the Investment Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Investment Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. The Board remains ultimately responsible for fair value determinations under the 1940 Act and satisfies its responsibility through oversight of the valuation designee in accordance with Rule 2a-5. Investments that are not publicly traded or whose market prices are not readily available, as is expected to be the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Investment Adviser, based on, among other things, input of independent third-party valuation firm(s).

The Investment Adviser undertakes a multi-step valuation process, which includes, among other procedures, the following:

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

•
Preliminary valuations are reviewed and discussed with management of the Investment Adviser and investment professionals; and
•
the Investment Adviser will review the valuations and determine the fair value of each investment. Valuations that are not based on readily available market quotations will be valued in good faith based on, among other things, the input of, where applicable, third parties.

As part of the valuation process, the Investment Adviser may consider other information and may use valuation methods including but not limited to (i) market quotes for similar investments, (ii) recent trading activity, (iii) discounting forecasted cash flows of the investment, (iv) models that consider the implied yields from comparable debt, (v) third-party appraisal, (vi) sale negotiations and purchase offers received from independent parties and (vii) estimated value of underlying assets to be received in liquidation or restructuring.

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

As a practical expedient, the Company uses net asset value (“NAV”) as the fair value for its equity investment in Great Lakes Funding II LLC (“Great Lakes II Joint Venture”). The Great Lakes II Joint Venture records its underlying investments at fair value on a quarterly basis in accordance with the 1940 Act and U.S. GAAP.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income and payment-in-kind (“PIK”) interest income: Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company has loans in the portfolio that contain a PIK interest provision. PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due.

Non-accrual investments: Management reviews all loans that become 90 days or more past due, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income and PIK interest on that loan for financial reporting purposes. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Non-accrual loans are returned to accrual status when the borrower’s financial condition improves such that management believes current interest and principal payments are expected to be collected. As of March 31, 2023, we had debt investments in two portfolio companies on non-accrual status with an aggregate amortized cost of $14.2 million and an aggregate fair value of $10.0 million, which represented 6.4% and 4.9% of the investment portfolio, respectively. As of December 31, 2022, we had a debt investment in one portfolio company on non-accrual status with aggregate amortized cost of $11.9 million and an aggregate fair value of $9.7 million, which represented 5.4% and 4.8% of the investment portfolio, respectively.

Gains and losses on investment sales: Realized gains and losses on investments are recognized using the specific identification method.

Dividend income and payment-in-kind dividends: Dividend income is recognized on the date dividends are declared. The Company holds preferred equity investments in the portfolio that contain a PIK dividend provision. PIK dividends, which represent contractually deferred dividends added to the equity balance, are recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company will typically cease accrual of PIK dividends when the fair value of the equity investment is less than the cost basis of the investment or when it is otherwise determined by management that PIK dividends are unlikely to be collected. If management determines that a decline in fair value is temporary in nature and PIK dividends are more likely than not to be collected, management may elect to continue accruing PIK dividends.

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

Deferred Financing Fees

Costs incurred to issue the Company’s debt obligations are capitalized and are amortized over the term of the debt agreements under the effective interest method. Deferred financing fees are presented as a direct deduction from the carrying amount of the corresponding debt liability in the consolidated statements of assets and liabilities.

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

Commitments and Contingencies

As of March 31, 2023 and December 31, 2022, the Company had the following unfunded commitments to existing portfolio companies (dollars in thousands):

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Accordion Partners LLC(1)	First Lien/Senior Secured Debt	$498	$897
Accordion Partners LLC (Revolver)	First Lien/Senior Secured Debt	1,148	1,531
BetaNXT, Inc. (Revolver)	First Lien/Senior Secured Debt	316	453
Bradshaw International, Inc. (Revolver)	First Lien/Senior Secured Debt	922	922
Critical Nurse Staffing, LLC(1)	First Lien/Senior Secured Debt	2,063	2,063
Critical Nurse Staffing, LLC (Revolver)	First Lien/Senior Secured Debt	240	700
Dentive, LLC(1)	First Lien/Senior Secured Debt	598	598
Dentive, LLC (Revolver)	First Lien/Senior Secured Debt	187	187
Epic Staffing Group(1)	First Lien/Senior Secured Debt	872	872
Great Lakes Funding II LLC - Series A	Joint Venture	25	80
GreenPark Infrastructure, LLC - Series M-1	Common Stock and Membership Units	732	732
Keg Logistics LLC (Revolver)	First Lien/Senior Secured Debt	—	436
Marble Point Credit Management LLC (Revolver)	First Lien/Senior Secured Debt	N/A	2,500
Premier Imaging, LLC(1)	First Lien/Senior Secured Debt	1,378	1,378
Taoglas Group Holdings Limited (Revolver)	First Lien/Senior Secured Debt	645	N/A
Wealth Enhancement Group, LLC (Revolver)	First Lien/Senior Secured Debt	438	438
Total Unfunded Commitments		$10,062	$13,787

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

In management’s opinion, no direct losses with respect to litigation contingencies were probable as of March 31, 2023 and December 31, 2022. Management is of the opinion that the ultimate resolution of such claims, if any, will not materially affect the Company’s business, financial position, results of operations, or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to litigation contingencies.

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

The tax years ended December 31, 2022, 2021, 2020 and 2019 remain subject to examination by U.S. federal, state, and local tax authorities. No material interest expense or penalties have been assessed for the three months ended March 31, 2023 and 2022. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

For U.S. federal income tax purposes, as of March 31, 2023, the aggregate net unrealized depreciation for all securities was $18.1 million. As of March 31, 2023, gross unrealized appreciation was $12.7 million and gross unrealized depreciation was $30.8 million. The aggregate cost of securities for U.S. federal income tax purposes was $221.4 million as of March 31, 2023. For U.S. federal income tax purposes, as of December 31, 2022, the aggregate net unrealized depreciation for all securities was $18.3 million. As of December 31, 2022, gross unrealized appreciation was $13.1 million and gross unrealized depreciation was $31.4 million. The aggregate cost of securities for U.S. federal income tax purposes was $221.9 million as of December 31, 2022.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of both March 31, 2023 and December 31, 2022, the Company recorded a net deferred tax asset of zero. For both the three months ended March 31, 2023 and 2022, the Company recorded a tax provision of zero. As of March 31, 2023 and December 31, 2022, the valuation allowance on the Company’s deferred tax asset was $4.0 million and $4.0 million, respectively. During both the three months ended March 31, 2023 and 2022, there was no change in the valuation allowance recognized by the Company.

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

March 31, 2023

(Unaudited)

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of March 31, 2023 and December 31, 2022, there were no uncertain tax positions.

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

Note 3. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market and traditional middle-market companies. As of March 31, 2023, our portfolio consisted of investments in 59 portfolio companies with a fair value of approximately $203.3 million. As of December 31, 2022, our portfolio consisted of investments in 59 portfolio companies with a fair value of approximately $203.6 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of March 31, 2023, 1.3% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2022, 1.9% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the three months ended March 31, 2023, we made approximately $7.4 million of investments and had approximately $6.7 million in repayments and sales, resulting in net deployment of approximately $0.7 million for the period. During the three months ended March 31, 2022, the Company made $16.4 million of investments and had approximately $8.4 million in repayments and sales, resulting in net deployment of approximately $8.0 million for the period.

As of March 31, 2023, the Company’s Investment Adviser approved the fair value of the Company’s investment portfolio of approximately $203.3 million in good faith in accordance with the Company’s valuation procedures. The Company’s Investment Adviser approved the fair value of the Company’s investment portfolio as of March 31, 2023 with input from third-party valuation firms and the Investment Adviser, as valuation designee, based on information known or knowable as of the valuation date, including trailing and forward looking data.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

The composition of our investments as of March 31, 2023, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$144,304	65.4%	$137,563	67.7%
Second Lien Debt	8,444	3.8%	6,775	3.3%
Subordinated Debt	26,573	12.1%	24,696	12.1%
Collateralized Loan Obligations	4,622	2.1%	4,207	2.1%
Joint Venture	470	0.2%	456	0.2%
Equity	36,065	16.4%	29,640	14.6%
Total	$220,478	100.0%	$203,337	100.0%

The composition of our investments as of December 31, 2022, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$143,047	64.9%	$136,896	67.3%
Second Lien Debt	8,283	3.8%	6,464	3.2%
Subordinated Debt	26,571	12.0%	25,851	12.7%
Collateralized Loan Obligations	6,185	2.8%	4,972	2.4%
Joint Venture	414	0.2%	403	0.2%
Equity	36,016	16.3%	29,006	14.2%
Total	$220,516	100.0%	$203,592	100.0%

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

The following table presents the fair value measurements of investments, by major class, as of March 31, 2023, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	NAV	Total
First Lien Debt	$—	$—	$137,563	$—	$137,563
Second Lien Debt	—	—	6,775	—	6,775
Subordinated Debt	—	—	24,696	—	24,696
Collateralized Loan Obligations	—	—	4,207	—	4,207
Joint Venture	—	—	—	456	456
Equity	—	—	29,640	—	29,640
Total	$—	$—	$202,881	$456	$203,337

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

The following table presents fair value measurements of investments, by major class, as of December 31, 2022, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	NAV	Total
First Lien Debt	$—	$—	$136,896	$—	$136,896
Second Lien Debt	—	—	6,464	—	6,464
Subordinated Debt	—	—	25,851	—	25,851
Collateralized Loan Obligations	—	—	4,972	—	4,972
Joint Venture	—	—	—	403	403
Equity	—	—	29,006	—	29,006
Total	$—	$—	$203,189	$403	$203,592

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2023 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Collateralized Loan Obligations	Equity	Total
Balance as of January 1, 2023	$136,896	$6,464	$25,851	$4,972	$29,006	$203,189
Repayments/sales	(6,529)	—	—	(97)	(87)	(6,713)
Purchases	7,388	—	—	—	—	7,388
Payment-in-kind interest and dividends accrued	268	145	2	—	49	464
Accretion of original issue discount	131	16	—	127	—	274
Net realized (loss) gain on investments	—	—	—	(1,593)	87	(1,506)
Net change in unrealized (depreciation) appreciation on investments	(591)	150	(1,157)	798	585	(215)
Balance as of March 31, 2023	$137,563	$6,775	$24,696	$4,207	$29,640	$202,881

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2022 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Collateralized Loan Obligations	Equity	Total
Balance as of January 1, 2022	$98,251	$30,190	$5,050	$7,717	$56,981	$198,189
Repayments/sales	(8,096)	—	—	(276)	(29)	(8,401)
Purchases	11,285	3,086	2,022	—	—	16,393
Payment-in-kind interest and dividends accrued	—	38	44	—	50	132
Accretion of original issue discount	60	(5)	1	343	—	399
Net realized (loss) gain on investments	13	—	—	—	(49)	(36)
Net unrealized appreciation (depreciation) on investments	(850)	(89)	(2)	(585)	1,755	229
Balance as of March 31, 2022	$100,663	$33,220	$7,115	$7,199	$58,708	$206,905

The net change in unrealized (depreciation) appreciation on investments held was $(0.1) million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively, and is included in net change in unrealized (depreciation) appreciation on investments on the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of March 31, 2023 were as follows:

	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)(2)
First lien debt	$6.1	Market	Broker/Dealer Quotes	N/A
First lien debt	110.9	Income	Required Rate of Return	6.5% – 30.0% (12.4%)
First lien debt	14.4	Enterprise Market Value	EBITDA Multiple	5.5x – 6.8x (6.1x)
First lien debt	6.2	Enterprise Market Value	Revenue Multiple	0.5x
Second lien debt	2.7	Market	Broker/Dealer Quotes	N/A
Second lien debt	3.7	Income	Required Rate of Return	2.3% – 18.7% (16.4%)
Second lien debt	0.4	Enterprise Market Value	EBITDA Multiple	4.7x
Subordinated debt	24.1	Income	Required Rate of Return	5.8% – 13.5% (11.9%)
Subordinated debt	0.6	Enterprise Market Value	EBITDA Multiple	8.5x
Collateralized Loan Obligations	4.2	Income	Discount Margin	21.5% – 24.8% (23.6%)
Equity	0.1	Income	Stock Price Time to Exit (Years) Volatility	$117.3 2.0 35.0%
Equity	27.3	Enterprise Market Value and Asset(1)	EBITDA Multiple	0.3x – 15.8x (6.3x)
Equity	2.2	Enterprise Market Value	Revenue Multiple	0.5x – 1.1x (1.1x)
	$202.9

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

(1)
$1.0 million in equity was valued using the asset approach.
(2)
The weighted averages disclosed in the table above were weighted by their relative fair value.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2022 were as follows:

	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)(2)
First lien debt	$7.4	Market	Broker/Dealer Quotes	N/A
First lien debt	123.5	Income	Required Rate of Return	6.0% – 30.0% (12.2%)
First lien debt	6.0	Enterprise Market Value	Revenue Multiple	0.4x
Second lien debt	2.6	Market	Broker/Dealer Quotes	N/A
Second lien debt	3.4	Income	Required Rate of Return	1.6% – 18.7% (16.1%)
Second lien debt	0.4	Enterprise Market Value	Revenue Multiple	4.7x
Subordinated debt	25.9	Income	Required Rate of Return	5.9% – 18.9% (10.4%)
Collateralized loan obligations	5.0	Income	Discount Margin	21.5% – 24.8% (23.6%)
Equity	0.1	Income	Stock Price Time to Exit (Years) Volatility	$115.8 2.0 35.0%
Equity	26.2	Enterprise Market Value and Asset(1)	EBITDA Multiple	3.3x – 15.8x (6.4x)
Equity	2.7	Enterprise Market Value	Revenue Multiple	0.3x – 1.0x (0.9x)
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

Great Lakes Funding II LLC

In August 2022, the Company invested in Great Lakes Funding II LLC - Series A (the “Great Lakes II Joint Venture”), a joint venture with an investment strategy to underwrite and hold senior, secured unitranche loans made to middle-market companies. The Company treats its investment in the Great Lakes II Joint Venture as a joint venture since an affiliate of the Investment Adviser controls a 50% voting interest in the Great Lakes II Joint Venture.

The Great Lakes II Joint Venture is a Delaware series limited liability company, and pursuant to the terms of the Great Lakes Funding II LLC Limited Liability Company Agreement (the “Great Lakes II LLC Agreement”), prior to the end of the investment period with respect to each series established under the Great Lakes II LLC Agreement, each member of the predecessor series would be offered the opportunity to roll its interests into any subsequent series of the Great Lakes II Joint Venture. The Company does not pay any advisory fees in connection with its investment in the Great Lakes II Joint Venture. Certain other funds managed by the Investment Adviser or its affiliates have also invested in the Great Lakes II Joint Venture.

The fair value of the Company’s investment in the Great Lakes II Joint Venture at March 31, 2023 and December 31, 2022 was $0.4 million and $0.4 million, respectively. Fair value has been determined utilizing the net asset value as a practical expedient pursuant to U.S. GAAP. Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of March 31, 2023, the Company has less than $0.1 million of unfunded commitment to the Great Lakes II Joint Venture.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Note 4. Transactions With Affiliated Companies

During the three months ended March 31, 2023, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2022 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	March 31, 2023 Fair Value
Affiliate investments
Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)	$—	$—	$2,190	$—	$—	$—	$(17)	$2,173
Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)	—	—	2,802	—	—	—	(54)	2,748
			—	4,992	—	—	—	(71)	4,921
GA Communications, Inc.	Series A-1 Preferred Stock (1,998 shares)	—	—	3,562	—	—	—	376	3,938
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)	—	—	—	—	—	—	—	—
			—	3,562	—	—	—	376	3,938
Great Lakes Funding II LLC	Series A	—	14	403	56	(1)	—	(2)	456
			14	403	56	(1)	—	(2)	456
GreenPark Infrastructure, LLC	Series A (400 Units)	—	—	200	—	—	—	—	200
GreenPark Infrastructure, LLC	Series M-1 (200 Units)	—	—	69	—	—	—	—	69
			—	269	—	—	—	—	269
MMI Holdings, LLC	First Lien Debt (12.00% Cash, Due 4/1/22)	2,600	79	2,600	—	—	—	—	2,600
MMI Holdings, LLC	Second Lien Debt (6.00% Cash, Due 4/1/22)	400	18	400	12	—	—	(12)	400
MMI Holdings, LLC(5)	Preferred Units (1,000 units, 8.00% PIK Dividend)	—	31	1,360	31	—	—	(31)	1,360
MMI Holdings, LLC	Common Membership Units (45 units)	—	—	—	—	—	—	—	—
			128	4,360	43	—	—	(43)	4,360
Nth Degree Investment Group, LLC	Membership Units (6,088,000 units)	—	—	5,320	—	—	—	1,020	6,340
			—	5,320	—	—	—	1,020	6,340
RAM Payment, LLC	First Lien Debt (9.66% Cash (1 month LIBOR + 5.00%), 1.50% Floor), Due 1/4/24)	679	7	939	—	(260)	—	—	679
RAM Payment, LLC	First Lien Debt (13.00% Cash, Due 1/4/24)	1,840	60	2,547	—	(707)	—	—	1,840
RAM Payment, LLC(5)	Preferred Units (86,000 units, 6.00% PIK Dividend)	—	17	3,165	17	—	—	(430)	2,752
			84	6,651	17	(967)	—	(430)	5,271
Sierra Hamilton Holdings Corporation	Second Lien Debt (15.00% PIK, Due 9/12/23)	4	—	4	—	—	—	—	4
Sierra Hamilton Holdings Corporation	Common Stock (27,396,364 shares)	—	—	254	—	—	—	183	437
			—	258	—	—	—	183	441
V12 Holdings, Inc.	Second Lien Debt	509	—	509	—	—	—	—	509
			—	509	—	—	—	—	509
Total Affiliate investments			$226	$26,324	$116	$(968)	$—	$1,033	$26,505

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

March 31, 2023

(Unaudited)

During the year ended December 31, 2022, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2021 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2022 Fair Value
Affiliate investments(6)
Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)	$—	$—	$1,528	$—	$—	$—	$662	$2,190
Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)	—	—	1,193	—	—	—	1,609	2,802
			—	2,721	—	—	—	2,271	4,992
GA Communications, Inc.	Series A-1 Preferred Stock (1,998 shares)	—	—	4,394	—	—	—	(832)	3,562
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)	—	—	185	—	—	—	(185)	—
			—	4,579	—	—	—	(1,017)	3,562
Great Lakes Funding II LLC	Series A	—	14	—	517	(103)	—	(11)	403
			14	—	517	(103)	—	(11)	403
GreenPark Infrastructure, LLC	Series A (400 Units)	—	—	—	200	—	—	—	200
GreenPark Infrastructure, LLC	Series M-1 (200 Units)	—	—	—	69	—	—	—	69
			—	—	269	—	—	—	269
LJS Partners, LLC	Preferred Units (202,336 units)	—	—	843	—	(979)	542	(406)	—
LJS Partners, LLC	Common Membership Units (2,593,234 units)	—	—	7,164	—	(2,354)	1,130	(5,940)	—
			—	8,007	—	(3,333)	1,672	(6,346)	—
MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 4/1/22)	2,600	308	2,600	—	—	—	—	2,600
MMI Holdings, LLC	Second Lien Debt (6.0% Cash, Due 4/1/22)	400	24	400	—	—	—	—	400
MMI Holdings, LLC(5)	Preferred Units (1,000 units, 8.0% PIK Dividend)	—	118	1,898	118	—	—	(656)	1,360
MMI Holdings, LLC	Common Membership Units (45 units)	—	—	63	—	—	—	(63)	—
			450	4,961	118	—	—	(719)	4,360
Nth Degree Investment Group, LLC	Membership Units (6,088,000 units)	—	—	—	—	—	—	5,320	5,320
			—	—	—	—	—	5,320	5,320
RAM Payment, LLC	First Lien Debt (6.5% Cash (1 month LIBOR + 5.0%), 1.5% Floor), Due 1/4/24)	939	82	998	—	(59)	—	—	939
RAM Payment, LLC	First Lien Debt (12.45% Cash, Due 1/4/24)	2,547	291	2,706	—	(159)	—	—	2,547
RAM Payment, LLC (5)	Preferred Units (86,000 units, 6.0% PIK Dividend)	—	69	3,726	69	—	—	(630)	3,165
			442	7,430	69	(218)	—	(630)	6,651
Sierra Hamilton Holdings Corporation	Second Lien Debt (15.0% PIK, Due 9/12/23)	3	1	3	1	—	—	—	4
Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)	—	—	330	—	—	—	(76)	254
			1	333	1	—	—	(76)	258
V12 Holdings, Inc.	Second Lien Debt	509	—	509	—	—	—	—	509
			—	509	—	—	—	—	509
Total Affiliate investments			$907	$28,540	$974	$(3,654)	$1,672	$(1,208)	$26,324
Control investments
Vology, Inc.	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 3/31/22)	$—	$228	$3,635	$—	$(3,635)	$—	$—	$—
Vology, Inc.	Class A Preferred Units (9,041,810 Units)	—	—	3,204	—	—	(5,215)	2,011	—
Vology, Inc.	Membership Units (5,363,982 Units)	—	—	—	—	—	—	—	—
Total Control investments			$228	$6,839	$—	$(3,635)	$(5,215)	$2,011	$—

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

March 31, 2023

(Unaudited)

Note 5. Agreements and Related Party Transactions

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

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Adviser that would, when taken together with all other incentive fees paid to the Investment Adviser during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

(c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. As of March 31, 2023 and December 31, 2022, the Company did not have incentive fees payable to the Investment Adviser related to fees earned in prior years but deferred under the incentive fee deferral mechanism.

As part of the Transaction, the Investment Adviser entered into a two-year contractual fee waiver (the “Fee Waiver”) with the Company to waive, to the extent necessary, any capital gains fee under the Investment Advisory Agreement that exceeds what would have been paid to Capitala in the aggregate over such two-year period under the prior advisory agreement.

For the three months ended March 31, 2023 and 2022, the Company incurred $0.9 million and $1.0 million in base management fees, respectively. The Company did not an earn incentive fee related to pre-incentive fee net investment income or capital gains for the three months ended March 31, 2023 and 2022.

As of March 31, 2023 and December 31, 2022, the Company had $0.9 million and $0.9 million, respectively, of management and incentive fees payable to the Investment Adviser. These amounts are reflected in the accompanying consolidated statements of assets and liabilities under the caption “Management and incentive fees payable.”

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

Payments under the Administration Agreement are equal to an amount based upon the allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and the allocable portion of the compensation of the chief financial officer, the chief compliance officer, and their respective administrative support staff. Under the Administration Agreement, the Administrator will also provide, on the Company’s behalf, managerial assistance to those portfolio companies that request such assistance. Unless terminated earlier in accordance with its terms, the Administration Agreement was renewed on May 9, 2023 for a period of one year effective July 1, 2023 and will remain in effect until July 1, 2024. It will remain in effect from year-to-year thereafter if approved annually by the Board. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without any incremental profit to our Administrator. Stockholder approval is not required to amend the Administration Agreement.

For the three months ended March 31, 2023 and 2022, the Company accrued $0.3 million and $0.1 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

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

Co-investment Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. On April 10, 2023, superseding a prior exemptive order granted on October 23, 2018, the SEC issued an order granting an application for exemptive relief to us and certain of our affiliates that allows BDCs managed by the Investment Adviser, including Logan Ridge, to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Investment Adviser or its affiliates, certain proprietary accounts of the Investment Adviser or its affiliates and any future funds that are advised by the Investment Adviser or its affiliated investment advisers.

Under the terms of the exemptive order, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(0) of the 1940 Act) of the Company's independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching with respect of the Company or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company's stockholders and is consistent with the Company's investment objectives and strategies and certain criteria established by the Board.

Potential Conflicts of Interest

The members of the senior management and investment teams of the Investment Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may or may not be in the Company's best interests or in the best interest of the Company's stockholders. The Company's investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles.

Note 6. Borrowings

2022 Notes

On May 16, 2017, the Company issued $70.0 million in aggregate principal amount of 6.0% fixed-rate notes due May 31, 2022 (the “2022 Notes”). On May 25, 2017, the Company issued an additional $5.0 million in aggregate principal amount of the 2022 Notes pursuant to a partial exercise of the underwriters’ overallotment option. On November 1, 2021, the Company notified the Trustee for the Company's 2022 Notes, of the Company's election to redeem $50.0 million aggregate principal amount of the 2022 Notes outstanding. The redemption was completed on December 6, 2021. On May 31, 2022, the remaining 2022 Notes reached maturity, and the

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

entire outstanding principal of the 2022 Notes became payable and was paid by the Company. Accordingly, as of March 31, 2023 and December 31, 2022, there were no 2022 Notes outstanding.

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Notes for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022
Interest expense	N/A	$392
Deferred financing costs	N/A	27
Total interest and financing expenses	N/A	$419
Average outstanding balance	N/A	$22,833
Average stated interest rate	N/A	6.00%

2022 Convertible Notes

On May 26, 2017, the Company issued $50.0 million in aggregate principal amount of 5.75% fixed-rate convertible notes due May 31, 2022 (the “2022 Convertible Notes”). On June 26, 2017, the Company issued an additional $2.1 million in aggregate principal amount of the 2022 Convertible Notes pursuant to a partial exercise of the underwriters’ overallotment option. On May 31, 2022, the 2022 Convertible Notes reached maturity, and the entire outstanding principal of the 2022 Convertible Notes became payable, and was paid by the Company. Accordingly, as of March 31, 2023 and December 31, 2022, there were no 2022 Convertible Notes outstanding.

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Convertible Notes for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022
Interest expense	N/A	$749
Deferred financing costs	N/A	100
Total interest and financing expenses	N/A	$849
Average outstanding balance	N/A	$52,088
Average stated interest rate	N/A	5.75%

2026 Notes

On October 29, 2021, the Company issued $50.0 million in aggregate principal amount of 5.25% fixed-rate notes due October 30, 2026 (the “2026 Notes”) pursuant to a supplemental indenture with U.S. Bank National Association (the “Trustee”), which supplements that certain base indenture, dated as of June 16, 2014. The 2026 Notes were issued in a private placement exempt from registration under the Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds to the Company were approximately $48.8 million, after deducting estimated offering expenses. The Notes will mature on October 30, 2026 and may be redeemed in whole or in part at the Company's option at any time or from time to time at the redemption prices set forth in the Indenture. The Notes bear interest at a rate of 5.25% per year payable semi-annually on April 30 and October 30 of each year, commencing on April 30, 2022. The Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company's existing and future indebtedness that is expressly subordinated in right of payment to the Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company's secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.

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

As of March 31, 2023 and December 31, 2022, the Company had $50.0 million and $50.0 million, respectively in 2026 Notes outstanding.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2026 Notes for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022
Interest expense	$706	$705
Deferred financing costs	38	29
Total interest and financing expenses	$744	$734
Average outstanding balance	$50,000	$50,000
Average stated interest rate	5.25%	5.25%

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

As of March 31, 2023 and December 31, 2022, the Company had $15.0 million and $15.0 million, respectively, in 2032 Convertible Notes outstanding.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2032 Convertible Notes for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022
Interest expense	$223	$—
Deferred financing costs	3	—
Total interest and financing expenses	$226	$—
Average outstanding balance	$15,000	$—
Average stated interest rate	5.25%	N/A

KeyBank Credit Facility

On October 30, 2020, Capitala Business Lending, LLC (“CBL”), a direct, wholly owned, consolidated subsidiary of the Company, entered into a senior secured revolving credit agreement (“the KeyBank Credit Facility”), with the investment adviser at the time, as collateral manager, the lenders from time to time parties thereto (each a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. The KeyBank Credit Facility was amended on May 10, 2022 and October 20, 2022. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $75.0 million as of May 10, 2022, with an uncommitted accordion feature that allows the Company to borrow up to an additional $125.0 million. The KeyBank Credit Facility matures on May 10, 2027, unless there is an earlier termination or event of default. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through May 10, 2025, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at 1M Term SOFR plus 2.90% during the 3-year revolving period and 3.25% thereafter, with a 0.40% 1M Term SOFR floor. CBL will also pay an unused commitment fee at a rate of (1) 1.00% if utilization is less than or equal to 30.0%, (2) 0.65% if utilization is greater than 30.0% but less than or equal to 60.0%, or (3) 0.35% if utilization is greater than 60.0%, per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility. As of March 31, 2023 and December 31, 2022, there were draws of $58.4 million and $55.9 million, respectively, on the KeyBank Credit Facility. The KeyBank Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

usual and customary events of default for revolving credit facilities of this nature. As of March 31, 2023 and December 31, 2022, assets pledged to secure the KeyBank Credit Facility had a fair value of $125.5 million and $111.3 million, respectively.

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the KeyBank Credit Facility for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022
Interest expense	$996	$28
Deferred financing costs	84	48
Unused commitment fees	19	110
Total interest and financing expenses	$1,099	$186
Average outstanding balance	$53,219	$—
Average stated interest rate	7.42%	N/A

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the outstanding principal and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2023, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Outstanding Principal	Fair Value	Level 1	Level 2	Level 3
2026 Notes	$50,000	$50,000	$—	$—	$50,000
2032 Convertible Notes	15,000	15,000	—	—	15,000
KeyBank Credit Facility	58,378	58,378	—	—	58,378
Total	$123,378	$123,378	$—	$—	$123,378

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
Note 7. Directors’ Fees

Our Independent Directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Board meeting and $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three months ended March 31, 2023, the Company recognized directors’ expense of $0.1 million. For the three months ended March 31, 2022, the Company recognized directors’ expense of $0.1 million. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

Note 8. Stockholders' Equity

On March 6, 2023, the Company's Board authorized a new share repurchase program, whereby the Company may repurchase up to an aggregate of $5.0 million of its outstanding common shares in the open market. Unless extended or discontinued by the Company's Board, the repurchase program will terminate on March 31, 2024. The repurchase program may be extended, modified or discontinued at any time for any reason without prior notice. The repurchase program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18 and accomplished through a Rule 10b5-1 plan, which sets certain restrictions on the method, timing, price and volume of share repurchases.

During the three months ended March 31, 2023, the Company repurchased 1,625 shares under the share repurchase program at an aggregate cost of approximately $34 thousand. There were no share repurchases during the first quarter of 2022.

During the three months ended March 31, 2023, the Company issued 140 shares of common stock under its DRIP. The Company did not pay a dividend during the three months ended March 31, 2022.

The total number of shares of the Company’s common stock outstanding as of March 31, 2023 and December 31, 2022 was 2,709,583 and 2,711,068, respectively.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Other potentially dilutive shares of the Company’s common stock, and the related impact to earnings, are considered when calculating diluted earnings per share. For the three months ended March 31, 2023

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

and 2022, zero and 0.6 million, respectively, in convertible shares related to the 2022 Convertible Notes were considered anti-dilutive. For the three months ended March 31, 2023 and 2022, 0.5 million and zero, respectively, in convertible shares related to the 2032 Convertible Notes were considered anti-dilutive.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the three months ended March 31, 2023 and 2022 (dollars in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2023(1)	2022(2)
Net decrease in net assets resulting from operations - basic and diluted	$(650)	$(858)
Weighted average common stock outstanding – basic and diluted	2,710,990	2,711,068
Net decrease in net assets per share from operations - basic and diluted	$(0.24)	$(0.32)

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three months ended March 31, 2023, conversion of the 2032 Convertible Notes into 0.5 million shares was not assumed as the effect on diluted earnings per share would be anti-dilutive.
(2)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three months ended March 31, 2022, conversion of the 0.6 million related to the 2022 Convertible Notes was not assumed as the effect on diluted earnings per share would be anti-dilutive

Note 10. Distributions

The Company’s distributions are recorded on the record date. Stockholders have the option to receive payment of the distribution in cash, shares of the Company’s common stock, or a combination of cash and shares of common stock. Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. Accordingly, distributions may be subject to reclassification based on future dividends and operating results and will not be determined until the end of the year. For the quarter ended March 31, 2023, the Company made a distribution of $0.18 per share to stockholders of record as of March 20, 2023. The Company's Board determined not to declare a distribution for the quarter ended March 31, 2022.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2023 and 2022 (dollars in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2023	2022
Per share data:
Net asset value at beginning of period	$35.04	$39.48
Net investment income(1)	0.40	(0.39)
Net realized loss on investments(1)	(0.56)	(0.01)
Net change in unrealized (depreciation) appreciation on investments(1)	(0.08)	0.08
Net decrease in net assets resulting from operations(1)	$(0.24)	$(0.32)
Distributions	(0.18)	—
Accretive effect of common stock repurchases(1)	0.01	—
Net asset value at end of year	$34.63	$39.16
Net assets at end of period	$93,833	$106,171
Shares outstanding at end of period	2,709,583	2,711,068
Per share market value at end of period	$20.80	$22.57
Total return based on market value(2)	(6.13)%	(1.83)%
Ratio/Supplemental data:
Ratio of net investment income (loss) to average net assets(3)	4.61%	(4.00)%
Ratio of interest and financing expenses to average net assets(3)	8.89%	8.32%
Ratio of other operating expenses to average net assets(3)	9.08%	8.37%
Ratio of total expenses to average net assets(3)	17.97%	16.69%
Portfolio turnover rate(4)	3.30%	4.15%
Average debt outstanding(5)	$118,219	$124,921
Average debt outstanding per common share(1)	$43.61	$46.08
Asset coverage ratio per unit(6)	$1,747	$1,843

(1)
Based on daily weighted average balance of shares of the Company’s common stock outstanding during the period.
(2)
Total investment return is calculated assuming a purchase of shares of the Company's common stock at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(3)
Ratio is annualized.
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

Note 12. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of March 31, 2023, other than as set forth below.

On May 9, 2023, the Company’s Board of Directors approved a distribution of $0.22 per share payable on May 31, 2023 to stockholders of record as of May 22, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Except as otherwise indicated, the terms “we”, “us”, “our”, the “Company”, “Logan Ridge” and “LRFC” refer to Logan Ridge Finance Corporation.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless required by law or U.S. Securities and Exchange Commission (“SEC”) rule or regulation.

Overview

We are a Maryland corporation that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We are managed by Mount Logan Management LLC (the “Investment Adviser”), and BC Partners Management LLC (the “Administrator”) provides the administrative services necessary for us to operate.

We provide capital to lower and traditional middle-market companies in the United States (“U.S.”), with a non-exclusive emphasis on the Southeast, Southwest, and Mid-Atlantic regions. We invest primarily in companies with a history of earnings growth and positive cash flow, proven management teams, products or services with competitive advantages, and industry-appropriate margins. We primarily invest in companies with between $5.0 million and $50.0 million in trailing twelve-month earnings before interest, tax, depreciation, and amortization (“EBITDA”).

We invest in first lien loans and, to a lesser extent, second lien loans and equity securities issued by lower middle-market and traditional middle-market companies.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally must invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150%, if certain requirements are met, after such borrowing, with certain limited exceptions. As of March 31, 2023, our asset coverage ratio was 175%. To maintain our regulated investment company (“RIC”) status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under subchapter

M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III, and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III, and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their small business investment company (“SBIC”) licenses issued by the U.S. Small Business Administration (“SBA”), and continued to hold their existing investments at the time of IPO and have continued to make new investments after the IPO. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (“SBA-guaranteed debentures”) and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. Accordingly, as of March 31, 2023 and December 31, 2022, there were no SBA-guaranteed debentures.

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

The Company’s financial statements as of March 31, 2023 and December 31, 2022 and for the periods ended March 31, 2023 and 2022 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above.

In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 9, 2023.

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

Expenses

Our primary operating expenses include the payment of investment advisory fees to our Investment Adviser, our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under an administration agreement between us and the Administrator (the “Administration Agreement”) and other operating expenses as detailed below. Our investment advisory fee will compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing, monitoring, and servicing our investments. We will bear all other expenses of our operations and transactions, including (without limitation):

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

Debt that is not publicly traded but for which there are external pricing sources available as of the valuation date is valued using independent broker-dealer, market maker quotations or independent pricing services. The valuation committee, comprised of members of the Investment Adviser, (the “Valuation Committee”) subjects these quotes to various criteria including, but not limited to, the number and quality of quotes, the deviation among the quotes and information derived from analyzing the Company’s own transactions in such investments throughout the reporting period. Generally, such investments are categorized in Level 2 of the fair value hierarchy, unless the Valuation Committee determines that the quality, quantity or deviation among quotes warrants significant adjustment to the inputs utilized.

The Board has designated the Investment Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Investment Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. The Board remains ultimately responsible for fair value determinations under the 1940 Act and satisfies its responsibility through oversight of the valuation designee in accordance with Rule 2a-5. Investments that are not publicly traded or whose market prices are not readily available, as is expected to be the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Investment Adviser, based on, among other things, input of independent third-party valuation firm(s).

The Investment Adviser undertakes a multi-step valuation process, which includes, among other procedures, the following:

•
The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued using certain inputs, among others, provided by the investment professionals responsible for the portfolio investment in conjunction with the Company’s portfolio management team. The Company utilizes an independent valuation firm to provide valuation on each material illiquid security at least once every trailing 12-month period,
•
Preliminary valuations are reviewed and discussed with management of the Investment Adviser and investment professionals; and
•
the Investment Adviser will review the valuations and determine the fair value of each investment. Valuations that are not based on readily available market quotations will be valued in good faith based on, among other things, the input of, where applicable, third parties.

As part of the valuation process, the Investment Adviser may consider other information and may use valuation methods including but not limited to (i) market quotes for similar investments, (ii) recent trading activity, (iii) discounting forecasted cash flows of the investment, (iv) models that consider the implied yields from comparable debt, (v) third party appraisal, (vi) sale negotiations and purchase offers received from independent parties and (vii) estimated value of underlying assets to be received in liquidation or restructuring.

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

As a practical expedient, the Company uses net asset value (“NAV”) as the fair value for its equity investment in Great Lakes Funding II LLC (“Great Lakes II Joint Venture”). The Great Lakes II Joint Venture records its underlying investments at fair value on a quarterly basis in accordance with the 1940 Act and U.S. GAAP.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income and payment-in-kind (“PIK”) interest income: Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company has loans in the portfolio that contain a PIK interest provision. PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at maturity, is recorded on the accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due.

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

Dividend income and payment-in-kind dividends: Dividend income is recognized on the date dividends are declared. The Company holds preferred equity investments in the portfolio that contain a PIK dividend provision. PIK dividends, which represent contractually deferred dividends added to the equity balance, are recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company will typically cease accrual of PIK dividends when the fair value of the equity investment is less than the cost basis of the investment or when it is otherwise determined by management that PIK dividends are unlikely to be collected. If management determines that a decline in fair value is temporary in nature and PIK dividends are more likely than not to be collected, management may elect to continue accruing PIK dividends.

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

The tax years ended December 31, 2022, 2021, 2020 and 2019 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed for the periods ended March 31, 2023 and 2022. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of both March 31, 2023 and December 31, 2022, the Company recorded a net deferred tax asset of zero. For both the three months ended March 31, 2023 and 2022, the Company recorded a tax provision of zero. As of March 31, 2023 and December 31, 2022, the valuation allowance on the Company’s deferred tax asset was $4.0 million and $4.0 million, respectively. During the three months ended March 31, 2023 and 2022, there was no change in the valuation allowance recognized by the Company.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s U.S. federal income tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of March 31, 2023 and December 31, 2022, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of March 31, 2023 and December 31, 2022. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

Portfolio and Investment Activity

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests primarily in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market companies and traditional middle-market companies. As of March 31, 2023, our portfolio consisted of investments in 59 portfolio companies with a fair value of approximately $203.3 million. As of December 31, 2022, our portfolio consisted of investments in 59 portfolio companies with a fair value of approximately $203.6 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of March 31, 2023, 1.3% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2022, 1.9% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the three months ended March 31, 2023, we made approximately $7.4 million of investments and had approximately $6.7 million in repayments and sales, resulting in net deployment of approximately $0.7 million for the period. During the three months ended March 31, 2022, we made approximately $16.4 million of investments and had approximately $8.4 million in repayments and sales, resulting in net deployment of approximately $8.0 million for the period.

As of March 31, 2023, our debt investment portfolio, which represented 83.1% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 10.7% (excluding income from non-accruals and collateralized loan obligations). As of March 31, 2023, 16.6% of the fair value of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2022, our debt investment portfolio, which represented 83.2% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 10.4% (excluding income from non-accruals and collateralized loan obligations). As of December 31, 2022, 17.2% of the fair value of our debt investment portfolio was bearing a fixed rate of interest.

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

As of March 31, 2023, the Company’s Adviser approved the fair value of the Company’s investment portfolio of approximately $203.3 million in good faith in accordance with the Company’s valuation procedures. The Company’s Adviser approved the fair value of the Company’s investment portfolio as of March 31, 2023 with input from third-party valuation firms and the Investment Adviser, as valuation designee, based on information known or knowable as of the valuation date, including trailing and forward looking data.

As of March 31, 2023, we had debt investments in two portfolio companies on non-accrual status with an aggregate amortized cost of $14.2 million and an aggregate fair value of $10.0 million, which represented 6.4% and 4.9% of the investment portfolio, respectively. As of December 31, 2022, we had a debt investment in one portfolio company on non-accrual status with aggregate amortized cost of $11.9 million and an aggregate fair value of $9.7 million, which represented 5.4% and 4.8% of the investment portfolio, respectively.

The following table summarizes the amortized cost and the fair value of investments as of March 31, 2023 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$144,304	65.4%	$137,563	67.7%
Second Lien Debt	8,444	3.8%	6,775	3.3%
Subordinated Debt	26,573	12.1%	24,696	12.1%
Collateralized Loan Obligations	4,622	2.1%	4,207	2.1%
Joint Venture	470	0.2%	456	0.2%
Equity	36,065	16.4%	29,640	14.6%
Total	$220,478	100.0%	$203,337	100.0%

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2022 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$143,047	64.9%	$136,896	67.3%
Second Lien Debt	8,283	3.8%	6,464	3.2%
Subordinated Debt	26,571	12.0%	25,851	12.7%
Collateralized Loan Obligations	6,185	2.8%	4,972	2.4%
Joint Venture	414	0.2%	403	0.2%
Equity	36,016	16.3%	29,006	14.2%
Total	$220,516	100.0%	$203,592	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023		December 31, 2022
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$46,508	22.9%	42,594	20.9%
Financials	29,406	14.5%	35,660	17.5%
Business Services	25,434	12.5%	24,570	12.1%
Information Technology	19,927	9.8%	17,330	8.5%
Industrials	16,440	8.1%	15,631	7.7%
Consumer Discretionary	12,628	6.2%	13,505	6.6%
Healthcare Management	9,392	4.6%	9,695	4.8%
Entertainment	7,741	3.8%	7,459	3.7%
Financial Services	5,271	2.6%	6,651	3.3%
Textile Equipment Manufacturer	5,025	2.5%	5,001	2.5%
Automobile Part Manufacturer	4,921	2.4%	4,992	2.5%
Consumer Staples	4,811	2.4%	4,825	2.4%
Medical Device Distributor	4,360	2.1%	4,360	2.1%
Advertising & Marketing Services	3,938	1.9%	3,562	1.7%
Online Merchandise Retailer	3,469	1.7%	3,701	1.8%
Communication Services	902	0.4%	896	0.4%
Household Product Manufacturer	758	0.4%	758	0.4%
General Industrial	688	0.3%	641	0.3%
Testing laboratories	518	0.3%	723	0.4%
Data Processing & Digital Marketing	509	0.3%	509	0.2%
Oil & Gas Engineering and Consulting Services	441	0.2%	258	0.1%
Electronic Machine Repair	250	0.1%	271	0.1%
	$203,337	100.0%	$203,592	100.0%

Results of Operations

Operating results for the three months ended March 31, 2023 and 2022 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022
Total investment income	$5,256	$3,337
Total expenses	4,183	4,388
Net investment income (loss)	1,073	(1,051)
Net realized loss on investments	(1,506)	(36)
Net change in unrealized (depreciation) appreciation on investments	(217)	229
Net decrease in net assets resulting from operations	$(650)	$(858)

Investment income

The composition of our investment income for the three months ended March 31, 2023 and 2022 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022
Interest income	$4,768	$3,197
Payment-in-kind interest	464	132
Dividend income	14	—
Other income	10	8
Total investment income	$5,256	$3,337

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

For the three months ended March 31, 2023, total investment income increased $1.9 million, or 57.5%, compared to the three months ended March 31, 2022. The increase from the prior period was driven by an increase in interest income from $3.2 million for the three months ended March 31, 2022 to $4.8 million for the three months ended March 31, 2023. The increase in interest income is primarily due to a larger interest earning debt portfolio as well as increases in base rates for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. PIK income increased from $0.1 million for the three months ended March 31, 2022 to $0.5 million for the three months ended March 31, 2023. The increase in PIK income was due to an increase in investments with a contractual PIK rate as well as non-recurring fee income of $0.2 million that was paid in-kind during three months ended March 31, 2023.

Operating expenses

The composition of our expenses for the three months ended March 31, 2023 and 2022 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022
Interest and financing expenses	$2,069	$2,188
Base management fee	930	1,027
Directors' fees	135	103
Administrative service fees	257	120
General and administrative expenses	792	950
Total expenses	$4,183	$4,388

For the three months ended March 31, 2023, operating expenses decreased by $0.2 million, or 4.7%, compared to the three months ended March 31, 2022. Interest and financing expenses decreased from $2.2 million for the three months ended March 31, 2022 to $2.1 million for the three months ended March 31, 2023 primarily due to lower average outstanding debt as well as a lower cost of debt capital during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 . Base management fees declined from $1.0 million for the three months ended March 31, 2022 to $0.9 million for the three months ended March 31, 2023, due to lower average assets under management. General and administrative expenses decreased from $1.0 million for the three months ended March 31, 2022 to $0.8 million for the three months ended March 31, 2023, primarily due to higher professional fees in the prior year.

Net realized gain (loss) on sales of investments

During the three months ended March 31, 2023, we recognized $1.5 million of net realized losses on our portfolio investments, respectively. During the three months ended March 31, 2022, we recognized less than $0.1 million of net realized losses on our portfolio investments, respectively.

Net change in unrealized appreciation (depreciation) on investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended March 31, 2023, we recognized $0.2 million of net change in unrealized depreciation on investments. For the three months ended March 31, 2022, we recognized $0.2 million of net change in unrealized appreciation on investments.

Changes in net assets resulting from operations

For the three months ended March 31, 2023, we recorded a net decrease in net assets resulting from operations of $0.7 million. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2023, our per share net decrease in net assets resulting from operations was $0.24.

For the three months ended March 31, 2022, we recorded a net decrease in net assets resulting from operations of $0.9 million. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2022, our per share net decrease in net assets resulting from operations was $0.32.

Financial Condition, Liquidity and Capital Resources

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our stockholders, and repay indebtedness.

Since our IPO, we have raised approximately $136.0 million in net proceeds from equity offerings through March 31, 2023.

KeyBank Credit Facility

On October 30, 2020, Capitala Business Lending, LLC (“CBL”), a direct, wholly owned, consolidated subsidiary of the Company, entered into a senior secured revolving credit agreement (“the KeyBank Credit Facility”) with the investment adviser at the time, as collateral manager, the lenders from time to time parties thereto (each, a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. The KeyBank Credit Facility was amended on May 10, 2022 and October 20, 2022. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $75.0 million as of May 10, 2022, with an uncommitted accordion feature that allows the Company to borrow up to an additional $125.0 million. The KeyBank Credit Facility matures on May 10, 2027, unless there is an earlier termination or event of default. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through May 10, 2025, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at 1M Term SOFR plus 2.90% during the 3-year revolving period and 3.25% thereafter, with a 0.40% 1M Term SOFR floor. CBL will also pay an unused commitment fee at a rate of (1) 1.00% if utilization is less than or equal to 30.0%, (2) 0.65% if utilization is greater than 30.0% but less than or equal to 60.0%, or (3) 0.35% if utilization is greater than 60.0%, per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility. As of March 31, 2023 , there were draws of $58.4 million on the KeyBank Credit Facility. The KeyBank Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of March 31, 2023, assets pledged to secure the KeyBank Credit Facility had a fair value of $125.5 million.

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

As of March 31, 2023, the Company had $15.0 million in 2032 Convertible Notes outstanding.

2026 Notes

On October 29, 2021, we issued $50.0 million in aggregate principal amount of 5.25% fixed rate notes due October 30, 2026 (the “2026 Notes”) pursuant to a supplemental indenture with U.S. Bank National Association (the “Trustee”), which supplements that certain base indenture, dated as of June 16, 2014. The 2026 Notes were issued in a private placement exempt from registration under the Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds to the Company were approximately $48.8 million, after deducting estimated offering expenses. The Notes will mature on October 30, 2026 and may be redeemed in whole or in part at the Company's option at any time or from time to time at the redemption prices set forth in the Indenture. The Notes bear interest at a rate of 5.25% per year payable semi-annually on April 30 and October 30 of each year, commencing on April 30, 2022. The Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company's existing and future indebtedness that is expressly subordinated in right of payment to the Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company's secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.

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

As of March 31, 2023, the Company had approximately $50.0 million in aggregate principal amount of 2026 Notes outstanding.

2022 Notes

On May 16, 2017, we issued $70.0 million in aggregate principal amount of 6.0% fixed-rate notes due May 31, 2022 (the “2022 Notes”). On May 25, 2017, we issued an additional $5.0 million in aggregate principal amount of the 2022 Notes pursuant to a partial exercise of the underwriters’ overallotment option. On November 1, 2021, we notified the Trustee for the 2022 Notes of the Company's election to redeem $50.0 million aggregate principal amount of the 2022 Notes outstanding. The redemption was completed on December 6, 2021. On May 31, 2022, the 2022 Notes reached maturity, and the entire outstanding principal of the 2022 Notes became payable and was paid by the Company. Accordingly, as of March 31, 2023, there were no 2022 Notes outstanding.

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

2022 Convertible Notes

On May 26, 2017, we issued $50.0 million in aggregate principal amount of 5.75% fixed-rate convertible notes due May 31, 2022 (the “2022 Convertible Notes”). On June 26, 2017, we issued an additional $2.1 million in aggregate principal amount of the 2022 Convertible Notes pursuant to a partial exercise of the underwriters’ overallotment option. On May 31, 2022, the 2022 Convertible Notes reached maturity, and the entire outstanding principal of the 2022 Convertible Notes became payable, and was paid by the Company. Accordingly, as of March 31, 2023, there were no 2022 Convertible Notes outstanding.

Interest on the 2022 Convertible Notes was payable quarterly. The 2022 Convertible Notes were listed on the NASDAQ Capital Market under the trading symbol “CPTAG” with a par value of $25.00 per share.

Asset Coverage Ratio

We are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150% if certain requirements are met, after such borrowing, with certain limited exceptions. As of March 31, 2023, our asset coverage ratio was 175%. If our asset coverage ratio falls below 150% due a decline in the fair market of our portfolio, we may be limited in our ability to raise additional debt.

Cash and Cash Equivalents

As of March 31, 2023, we had $9.3 million in cash and cash equivalents.

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

A summary of our significant contractual payment obligations as of March 31, 2023 are as follows (dollars in millions):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
2026 Notes	$—	$—	$50.0	$—	$50.0
2032 Convertible Notes	—	—	—	15.0	15.0
KeyBank Credit Facility	—	—	58.4	—	58.4
Total Contractual Obligations	$—	$—	$108.4	$15.0	$123.4

Distributions

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we timely distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. We made quarterly distributions to our stockholders for the first four full quarters subsequent to our IPO. To the extent we had income available, we made monthly distributions to our stockholders from October 30, 2014 until March 30, 2020. As announced on April 1, 2020, distributions, if any, will be made on a quarterly basis effective for the second quarter of 2020. Our stockholder distributions, if any, will be determined by our Board on a quarterly basis. Any distributions to our stockholders will be declared out of assets legally available for distribution. The Company’s Board determined not to declare a distribution for the first quarter of 2022. For the quarter ended March 31, 2023, the Company made a distribution of $0.18 per share to stockholders of record as of March 20, 2023.

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

Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. There were no distributions for the year ended December 31, 2022. Distributions may be subject to reclassification based on future dividends and operating results and will not be determined until the end of the year.

Related Parties

On July 1, 2021, we entered into the Investment Advisory Agreement with the Investment Adviser. The Company is externally managed by the Investment Adviser, an affiliate of BC Partners, pursuant to the Investment Advisory Agreement. Mr. Goldthorpe, an interested member of the Board, has a direct or indirect pecuniary interest in the Investment Adviser. The Investment Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Investment Adviser is an affiliate of BC Partners Advisors L.P. for U.S. regulatory purposes. Mount Logan Capital Inc. is the ultimate control person of the Investment Adviser.

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

On April 10, 2023, superseding a prior exemptive order granted on October 23, 2018, the SEC issued an order granting an application for exemptive relief to us and certain of our affiliates that allows BDCs managed by the Investment Adviser, including Logan Ridge, to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Investment Adviser or its affiliates, certain proprietary accounts of the Investment Adviser or its affiliates and any future funds that are advised by the Investment Adviser or its affiliated investment advisers. Under the terms of the exemptive order, in order for Logan Ridge to participate in a co-investment transaction, a “required majority” (as defined in Section 57(0) of the 1940 Act) of Logan Ridge's independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to Logan Ridge and its stockholders and do not involve overreaching with respect of Logan Ridge or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of Logan Ridge's stockholders and is consistent with Logan Ridge's investment objectives and strategies and certain criteria established by the Board. We believe this relief may not only enhance our ability to further our investment objectives and strategies, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us in the absence of such relief.

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

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, the Company had the following outstanding unfunded commitments to existing portfolio companies:

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Accordion Partners LLC(1)	First Lien/Senior Secured Debt	$498	$897
Accordion Partners LLC (Revolver)	First Lien/Senior Secured Debt	1,148	1,531
BetaNXT, Inc. (Revolver)	First Lien/Senior Secured Debt	316	453
Bradshaw International, Inc. (Revolver)	First Lien/Senior Secured Debt	922	922
Critical Nurse Staffing, LLC(1)	First Lien/Senior Secured Debt	2,063	2,063
Critical Nurse Staffing, LLC (Revolver)	First Lien/Senior Secured Debt	240	700
Dentive, LLC(1)	First Lien/Senior Secured Debt	598	598
Dentive, LLC (Revolver)	First Lien/Senior Secured Debt	187	187
Epic Staffing Group(1)	First Lien/Senior Secured Debt	872	872
Great Lakes Funding II LLC - Series A	Joint Venture	25	80
GreenPark Infrastructure, LLC - Series M-1	Common Stock and Membership Units	732	732
Keg Logistics LLC (Revolver)	First Lien/Senior Secured Debt	—	436
Marble Point Credit Management LLC (Revolver)	First Lien/Senior Secured Debt	N/A	2,500
Premier Imaging, LLC(1)	First Lien/Senior Secured Debt	1,378	1,378
Taoglas Group Holdings Limited (Revolver)	First Lien/Senior Secured Debt	645	N/A
Wealth Enhancement Group, LLC (Revolver)	First Lien/Senior Secured Debt	438	438
Total Unfunded Commitments		$10,062	$13,787

(1) Delayed-draw term loan.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

On May 9, 2023, the Company’s Board of Directors approved a distribution of $0.22 per share payable on May 31, 2023 to stockholders of record as of May 22, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts subject to the requirements of the 1940 Act. For the three months ended March 31, 2023, we did not engage in hedging activities.

As of March 31, 2023, we held 48 securities bearing a variable rate of interest. Our variable rate investments represent approximately 83.4% of the fair value of our total debt investments. As of March 31, 2023, none of our variable rate securities were yielding interest at a rate equal to the established interest rate floor. As of March 31, 2023, we had $58.4 million outstanding on our KeyBank Credit Facility, which has a variable rate of interest at one-month SOFR + 2.90%, subject to an interest rate floor of 0.40%. As of March 31, 2023, all of our other interest paying liabilities, consisting of $50.0 million in 2026 Notes and $15.0 million in 2032 Convertible Notes, were bearing interest at a fixed rate.

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

Based on our March 31, 2023 consolidated statements of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$4,493	$(1,776)	$2,717
Up 200 basis points	2,995	(1,184)	1,811
Up 100 basis points	1,498	(592)	906
Down 100 basis points	(1,498)	592	(906)
Down 200 basis points	(2,977)	1,184	(1,793)
Down 300 basis points	$(4,372)	$1,776	$(2,596)

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

As of March 31, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)
Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report on Form 10-K”), which could materially affect our business, financial condition and/or operating results. The risks described in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in the Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than the shares issued pursuant to our DRIP, we did not engage in any sales of unregistered securities during the three months ended March 31, 2023. We issued a total of 140 shares of common stock under our DRIP during the three months ended March 31, 2023. This issuance was not subject to the registration requirements of the Securities Act. For the three months ended March 31, 2023, the aggregate value of the shares of our common stock issued under our DRIP was less than $0.1 million.

The following table sets forth information regarding recent repurchases of shares of our common stock.

Period	Total Number of Shares Purchased	Average Price per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2023 through January 31, 2023	—	$	N/A	$—	$	N/A
February 1, 2023 through February 28, 2023	—		N/A	—		N/A
March 1, 2023 through March 31, 2023	1,625		20.90	1,625		5.0
Total	1,625			$1,625

(1) On March 6, 2023, the Company’s Board of Directors authorized a new share repurchase program, whereby the Company may repurchase up to an aggregate of $5.0 million of its outstanding common shares in the open market. Unless extended or discontinued by the Company’s Board of Directors, the repurchase program will terminate on March 31, 2024. The repurchase program may be extended, modified or discontinued at any time for any reason without prior notice. The repurchase program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18 and accomplished through a Rule 10b5-1 plan, which sets certain restrictions on the method, timing, price and volume of share repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number	Description of Document
3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(4)
3.3	Certificate of Limited Partnership of CapitalSouth Partners Fund II Limited Partnership(2)
3.4	Certificate of Limited Partnership of CapitalSouth Fund III, L.P. (f/k/a CapitalSouth Partners SBIC Fund III, L.P.)(2)
3.5	Bylaws(1)
3.6	Form of Amended and Restated Limited Partnership Agreement of CapitalSouth Partners Fund II Limited Partnership(3)
3.7	Form of Amended and Restated Agreement of Limited Partnership of Certificate of Limited Partnership of CapitalSouth Fund III, L.P. (f/k/a CapitalSouth Partners SBIC Fund III, L.P.)(3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SHC	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document (filed herewith)

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

Date: May 10, 2023	By	/s/ Ted Goldthorpe
Ted Goldthorpe
Chief Executive Officer and President
(Principal Executive Officer)
Logan Ridge Finance Corporation

Date: May 10, 2023	By	/s/ Jason Roos
Jason Roos
Chief Financial Officer
(Principal Financial Officer)
Logan Ridge Finance Corporation