Form 10-Q
period 2023-06-30
Logan Ridge Finance Corp.
filed 2023-08-09
CIK 1571329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

The number of shares of Logan Ridge Finance Corporation’s common stock, $0.01 par value, outstanding as of August 7, 2023 was 2,691,293.

PART I. FINANCIAL INFORMATION

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of June 30, 2023	As of December 31, 2022
	(unaudited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $192,331 and $191,435, respectively)	$177,424	$177,268
Affiliate investments (amortized cost of $26,836 and $29,081, respectively)	29,165	26,324
Total investments at fair value (amortized cost of $219,167 and $220,516, respectively)	206,589	203,592
Cash and cash equivalents	6,287	6,793
Interest and dividend receivable	2,013	1,578
Prepaid expenses	2,285	2,682
Other assets	6	65
Total assets	$217,180	$214,710
LIABILITIES
2026 Notes (net of deferred financing costs and original issue discount of $1,237 and $1,421, respectively)	48,763	48,579
2032 Convertible Notes (net of deferred financing costs and original issue discount of $1,058 and $1,117, respectively)	13,942	13,883
KeyBank Credit Facility (net of deferred financing costs of $1,153 and $1,322, respectively)	55,282	54,615
Management and incentive fees payable	946	933
Interest and financing fees payable	1,031	973
Accounts payable and accrued expenses	990	722
Total liabilities	$120,954	$119,705
Commitments and contingencies (Note 2)
NET ASSETS
Common stock, par value $0.01, 100,000,000 common shares authorized, 2,697,143 and 2,711,068 common shares issued and outstanding, respectively	$27	$27
Additional paid in capital	190,752	191,038
Total distributable loss	(94,553)	(96,060)
Total net assets	$96,226	$95,005
Total liabilities and net assets	$217,180	$214,710
Net asset value per share	$35.68	$35.04

See accompanying notes to consolidated financial statements

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023		2022
INVESTMENT INCOME
Interest income:
Non-control/non-affiliate investments	$4,773	$2,713	$9,377		$5,655
Affiliate investments	134	185	298		345
Control investments	—	98	—		193
Total interest income	4,907	2,996	9,675		6,193
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	271	261	687	(1)	347
Affiliate investments	48	46	96		93
Total payment-in-kind interest and dividend income	319	307	783		440
Dividend income:
Affiliate investments	19	—	33		—
Total dividend income	19	—	33		—
Other income:
Non-control/non-affiliate investments	99	—	109		8
Total other income	99	—	109		8
Total investment income	5,344	3,303	10,600		6,641
EXPENSES
Interest and financing expenses	2,236	2,131	4,305		4,319
Base management fee	946	973	1,876		2,001
Directors' expense	135	120	270		223
Administrative service fees	224	131	481		251
General and administrative expenses	764	877	1,556		1,826
Total expenses	4,305	4,232	8,488		8,620
NET INVESTMENT INCOME (LOSS)	1,039	(929)	2,112		(1,979)
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized (loss) gain on investments:
Non-control/non-affiliate investments	(2,362)	15,503	(3,868)		15,466
Net realized (loss) gain on investments	(2,362)	15,503	(3,868)		15,466
Net change in unrealized appreciation (depreciation) on investments:
Non-control/non-affiliate investments	510	(16,495)	(740)		(17,645)
Affiliate investments	4,053	174	5,086		1,477
Control investments	—	(3,287)	—		(3,211)
Net change in unrealized appreciation (depreciation) on investments	4,563	(19,608)	4,346		(19,379)
Total net realized and change in unrealized gain (loss) on investments	2,201	(4,105)	478		(3,913)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$3,240	$(5,034)	$2,590		$(5,892)
NET INCREASE (DECREASE) IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC (SEE NOTE 9)	$1.20	$(1.86)	$0.96		$(2.17)
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – BASIC (SEE NOTE 9)	2,703,871	2,711,068	2,707,399		2,711,068
NET INCREASE (DECREASE) IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – DILUTED (SEE NOTE 9)	$1.07	$(1.86)	$0.94		$(2.17)
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – DILUTED (SEE NOTE 9)	3,243,374	2,711,068	3,246,902		2,711,068
DISTRIBUTIONS PAID PER SHARE	$0.22	$—	$0.40		$—

(1)
During the six months ended June 30, 2023, the Company received $0.2 million of non-recurring fee income that was paid in-kind and included in this financial statement line item.

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share data)

(unaudited)

	Common Stock		Additional	Total
	Number of		Paid in	Distributable
For the Three Months Ended June 30, 2023 and 2022	Shares	Par Value	Capital	Loss	Total
BALANCE, March 31, 2023	2,709,583	$27	$191,007	$(97,201)	$93,833
Net investment income	—	—	—	1,039	1,039
Net realized loss on investments	—	—	—	(2,362)	(2,362)
Net change in unrealized appreciation on investments	—	—	—	4,563	4,563
Repurchase of common stock	(12,487)	—	(256)	—	(256)
Stock issued under dividend reinvestment plan	47	—	1	—	1
Distributions declared	—	—	—	(592)	(592)
BALANCE, June 30, 2023	2,697,143	$27	$190,752	$(94,553)	$96,226

BALANCE, March 31, 2022	2,711,068	$27	$188,846	$(82,702)	$106,171
Net investment loss	—	—	—	(929)	(929)
Net realized gain on investments	—	—	—	15,503	15,503
Net change in unrealized depreciation on investments	—	—	—	(19,608)	(19,608)
BALANCE, June 30, 2022	2,711,068	$27	$188,846	$(87,736)	$101,137

	Common Stock		Additional	Total
	Number of		Paid in	Distributable
For the Six Months Ended June 30, 2023 and 2022	Shares	Par Value	Capital	Loss	Total
BALANCE, December 31, 2022	2,711,068	$27	$191,038	$(96,060)	$95,005
Net investment income	—	—	—	2,112	2,112
Net realized loss on investments	—	—	—	(3,868)	(3,868)
Net change in unrealized appreciation on investments	—	—	—	4,346	4,346
Repurchase of common stock	(14,112)	—	(290)	—	(290)
Stock issued under dividend reinvestment plan	187	—	4	—	4
Distributions declared			—	(1,083)	(1,083)
BALANCE, June 30, 2023	2,697,143	$27	$190,752	$(94,553)	$96,226

BALANCE, December 31, 2021	2,711,068	$27	$188,846	$(81,844)	$107,029
Net investment loss	—	—	—	(1,979)	(1,979)
Net realized gain on investments	—	—	—	15,466	15,466
Net change in unrealized depreciation on investments	—	—	—	(19,379)	(19,379)
BALANCE, June 30, 2022	2,711,068	$27	$188,846	$(87,736)	$101,137

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$2,590	$(5,892)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(12,242)	(47,075)
Repayments and sales of investments	11,242	66,669
Net realized loss (gain) on investments	3,868	(15,466)
Net change in unrealized (appreciation) depreciation on investments	(4,346)	19,379
Payment-in-kind interest and dividends	(783)	(440)
Accretion of original issue discount on investments	(736)	(731)
Amortization of deferred financing fees and original issue discount	411	527
Changes in assets and liabilities:
Interest and dividend receivable	(435)	(95)
Prepaid expenses	397	536
Receivable for unsettled trades	—	685
Other assets	59	(2,951)
Management and incentive fees payable	13	(92)
Interest and financing fees payable	58	(204)
Payable for unsettled trades	—	(1,772)
Accounts payable and accrued expenses	268	(671)
NET CASH PROVIDED BY OPERATING ACTIVITIES	364	12,407
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of 2032 Notes	—	13,950
Repayment of 2022 Notes	—	(22,833)
Repayment of 2022 Convertible Notes	—	(52,088)
Borrowings under KeyBank Credit Facility	14,000	49,096
Repayments under KeyBank Credit Facility	(13,501)	(8,500)
Distributions paid to shareholders	(1,079)	—
Repurchase of common stock	(290)	—
Deferred financing fees paid	—	(1,599)
NET CASH USED IN FINANCING ACTIVITIES	(870)	(21,974)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(506)	(9,567)
CASH AND CASH EQUIVALENTS, beginning of period	6,793	39,056
CASH AND CASH EQUIVALENTS, end of period	$6,287	$29,489
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3,809	$3,613
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Distributions paid through dividend reinvestment plan share issuances	$4	$—

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(in thousands, except for units/shares)

June 30, 2023

(unaudited)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies - 184.4%
First Lien/Senior Secured Debt - 139.6%
Accordion Partners LLC	Industrials	11.49%	SOFR + 6.27%	0.75%	08/29/2029	5,439	5,330	$5,378	(16)
Accordion Partners LLC (Revolver)	Industrials	—	SOFR + 6.25%	0.75%	08/31/2028	—	(30)	(17)	(12)(17)
Accurate Background, LLC	Information Technology	11.50%	SOFR + 6.00%	1.00%	03/26/2027	4,435	4,148	4,258	(16)
AIDC Intermediateco 2, LLC (Peak Technologies)	Information Technology	11.47%	SOFR + 6.40%	1.00%	07/22/2027	4,975	4,903	4,850	(16)
Alternative Biomedical Solutions, LLC	Healthcare	8.00%	—	—	06/30/2023	7,426	7,426	6,073
American Academy Holdings, LLC	Healthcare	16.19%	L + 5.75%, 5.25% PIK	1.00%	01/01/2025	2,556	2,538	2,546	(16)
American Clinical Solutions, LLC	Healthcare	12.19%	L + 7.00%, 5.19% PIK	—	12/31/2024	4,091	4,091	3,789
AP Core Holdings II, LLC	Information Technology	10.72%	SOFR + 5.50%	0.75%	07/21/2027	1,141	1,129	1,137	(16)
AP Core Holdings II, LLC	Information Technology	10.72%	SOFR + 5.50%	0.75%	07/21/2027	1,250	1,237	1,244	(16)
BetaNXT, Inc.	Financials	10.99%	SOFR + 5.75%	—	07/02/2029	2,978	2,807	2,751	(16)
BetaNXT, Inc. (Revolver)	Financials	—	SOFR + 4.25%	—	07/01/2027	—	—	(19)	(12)
Bradshaw International, Inc.	Consumer Discretionary	10.95%	SOFR + 5.75%	1.00%	10/21/2027	496	487	480	(16)
Bradshaw International, Inc. (Revolver)	Consumer Discretionary	—	SOFR + 5.75%	1.00%	10/21/2026	—	(16)	(30)	(12)(17)
CIMSense	Financials	10.91%	SOFR + 5.50%	1.00%	12/17/2026	2,909	2,892	2,775	(16)
Critical Nurse Staffing, LLC	Healthcare	10.99%	SOFR + 5.75%	1.00%	10/30/2026	5,834	5,753	5,834	(12)(16)
Critical Nurse Staffing, LLC (Revolver)	Healthcare	11.13%	SOFR + 5.75%	1.00%	10/30/2026	460	448	460	(12)
Datalink, LLC	Healthcare	11.95%	SOFR + 6.75%	1.00%	11/23/2026	5,811	5,811	5,811	(16)
Dentive, LLC	Healthcare	12.23%	SOFR + 7.00%	1.00%	12/26/2028	1,269	1,226	1,221	(12)(16)
Dentive, LLC (Revolver)	Healthcare	—	SOFR + 7.00%	1.00%	12/23/2028	—	(5)	(5)	(12)(17)
Dodge Data & Analytics LLC	Information Technology	10.14%	SOFR + 4.75%	0.50%	02/12/2029	1,485	1,467	1,202	(16)
Epic Staffing Group	Industrials	10.99%	SOFR + 5.75%	0.50%	06/28/2029	4,087	3,836	3,871	(12)(16)
Florida Food Products, LLC	Consumer Staples	10.10%	SOFR + 5.00%	0.75%	10/18/2028	1,990	1,888	1,915	(16)
Fortis Payment Solutions	Financials	10.59%	SOFR + 5.25%	1.00%	02/13/2026	1,363	1,357	1,355	(16)
Grindr Capital, LLC	Information Technology	13.35%	SOFR + 8.00%	1.50%	11/15/2027	1,974	1,956	1,958	(16)
Heads Up Technologies	Industrials	10.89%	SOFR + 5.50%	0.75%	08/10/2028	2,911	2,886	2,882	(16)
Hudson Hospital OpCo, LLC	Healthcare	13.26%	SOFR + 8.00%	3.00%	11/04/2023	3,060	3,060	3,045	(16)
HUMC Opco, LLC	Healthcare	13.26%	SOFR + 8.00%	3.00%	11/04/2023	3,903	3,903	3,864	(16)
H.W. Lochner, Inc.	Industrials	11.82%	SOFR + 6.75%	1.00%	07/02/2027	921	894	894	(16)
IJKG OpCo, LLC	Healthcare	13.26%	SOFR + 8.00%	3.00%	11/04/2023	2,040	2,040	2,029	(16)
JO ET Holdings Limited	Information Technology	18.25%	SOFR + 6.00%, 7.00% PIK	1.00%	12/15/2026	1,096	1,082	1,096	(16)
Jurassic Quest Holdings, LLC	Entertainment	12.67%	L + 7.50%	2.00%	05/01/2024	7,605	7,605	7,605	(16)(18)
Keg Logistics LLC	Consumer Discretionary	11.32%	SOFR + 6.00%	1.00%	11/23/2027	7,422	7,340	7,261	(16)
Keg Logistics LLC (Revolver)	Consumer Discretionary	11.29%	SOFR + 6.00%	1.00%	11/23/2027	872	863	853
Lucky Bucks, LLC	Consumer Discretionary	—	—	—	07/21/2027	2,992	2,951	844	(7)
Material Handling Systems, Inc.	Industrials	10.41%	SOFR + 5.50%	1.00%	06/08/2029	1,985	1,806	1,692	(16)
Money Transfer Acquisition Inc.	Financials	13.45%	SOFR + 8.25%	1.00%	12/14/2027	6,913	6,789	6,752	(16)
Neptune BidCo US Inc.	Communication Services	10.00%	SOFR + 5.00%	0.50%	04/11/2029	1,500	1,347	1,326	(16)
Patriot Pickle, Inc.	Consumer Staples	10.82%	SOFR + 5.43%	—	04/13/2027	2,904	2,884	2,882	(16)
Phynet Dermatology LLC	Healthcare	11.87%	SOFR + 6.50%	0.75%	08/16/2024	491	475	491	(12)(16)
Premier Imaging, LLC	Healthcare	11.22%	SOFR + 6.00%	1.00%	01/02/2025	2,583	2,558	2,513	(12)(16)
RN Enterprises, LLC	Healthcare	11.70%	SOFR + 6.50%	1.00%	12/23/2025	1,977	1,944	1,946	(16)
Sequoia Healthcare Management, LLC	Healthcare Management	—	—	—	11/04/2023	11,935	11,935	9,626	(7)
Shock Doctor, Inc.	Consumer Discretionary	10.59%	SOFR + 5.25%	1.00%	05/14/2024	2,549	2,544	2,501	(16)
South Street Securities Holdings, Inc.	Financials	9.00%	—	—	09/20/2027	450	387	354
STG Logistics	Industrials	11.39%	SOFR + 6.00%	0.75%	03/24/2028	2,475	2,407	2,417	(16)
Symplr Software, Inc.	Healthcare	9.65%	SOFR + 4.50%	0.75%	12/22/2027	1,679	1,676	1,515	(16)
Taoglas Group Holdings Limited	Information Technology	12.24%	SOFR + 7.00%	1.00%	02/28/2029	2,349	2,283	2,290	(16)
Taoglas Group Holdings Limited (Revolver)	Information Technology	12.14%	SOFR + 7.00%	1.00%	02/28/2029	227	208	210	(12)
VBC Spine Opco LLC (DxTx Pain and Spine LLC)	Healthcare	13.40%	SOFR + 8.00%	2.00%	06/14/2028	1,790	1,736	1,735	(12)(16)
VBC Spine Opco LLC (DxTx Pain and Spine LLC) (Revolver)	Healthcare	—	SOFR + 8.00%	2.00%	06/14/2028	—	(3)	(3)	(12)(17)
Wealth Enhancement Group, LLC	Financials	11.24%	SOFR + 6.25%	1.00%	10/02/2027	6,924	6,899	6,916	(16)
Wealth Enhancement Group, LLC (Revolver)	Financials	—	SOFR + 6.00%	1.00%	10/02/2027	—	(2)	—	(12)(17)
Total First Lien/Senior Secured Debt							141,176	134,373
Second Lien/Senior Secured Debt - 6.4%
American Academy Holdings, LLC	Healthcare	14.50% PIK	—	—	03/01/2028	3,846	3,772	3,298	(16)
BLST Operating Company, LLC	Online Merchandise Retailer	13.77%	SOFR + 8.50%	1.50%	08/28/2025	959	959	900	(8)(16)
Ivanti Software, Inc.	Information Technology	12.42%	L + 7.25%	0.50%	12/01/2028	3,000	2,988	1,991
Total Second Lien/Senior Secured Debt							7,719	6,189
Subordinated Debt - 25.7%
Eastport Holdings, LLC	Business Services	14.04%	SOFR + 8.50%	1.00%	09/29/2027	19,250	19,250	19,104
Lucky Bucks, LLC	Consumer Discretionary	—	—	—	05/29/2028	2,404	2,229	581	(7)
Tubular Textile Machinery, Inc.	Textile Equipment Manufacturer	5.00%	—	—	10/29/2027	5,094	5,094	5,024
Total Subordinated Debt							26,573	24,709
Collateralized Loan Obligations - 2.5%
JMP Credit Advisors CLO IV Ltd.	Financials	25.76%	—	—	07/17/2029	7,891	749	749	(13)(15)
JMP Credit Advisors CLO V Ltd.	Financials	28.22%	—	—	07/17/2030	7,320	1,691	1,691	(13)(15)
Total Collateralized Loan Obligations							2,440	2,440
Preferred Stock and Units - 2.5%
Alternative Biomedical Solutions, LLC - Series A	Healthcare	—	—	—	—	16,182	1,277	—
Alternative Biomedical Solutions, LLC - Series B	Healthcare	—	—	—	—	56,269	3,951	—
Alternative Biomedical Solutions, LLC - Series C	Healthcare	—	—	—	—	78,900	—	—
American Academy Holdings, LLC	Healthcare					102,261	—	127	(6)
Jurassic Quest Holdings, LLC	Entertainment	—	—	—	—	467,784	480	637	(6)(18)
MicroHoldco, LLC	General Industrial	—	—	—	—	740,237	749	586	(11)
Taylor Precision Products, Inc. - Series C	Household Product Manufacturer	—	—	—	—	379	758	758
U.S. BioTek Laboratories, LLC - Class A	Testing Laboratories	—	—	—	—	500	540	325
Total Preferred Stock and Units		—	—	—	—		7,755	2,433

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

(in thousands, except for units/shares)

June 30, 2023

(unaudited)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Common Stock and Membership Units - 7.6%		—	—	—	—
Alternative Biomedical Solutions, LLC	Healthcare	—	—	—	—	20,092	800	—
Alternative Biomedical Solutions, LLC - Membership Unit Warrants	Healthcare	—	—	—	—	49,295	—	—
American Academy Holdings, LLC	Healthcare	—	—	—	—	0.05	—	309	(6)
American Clinical Solutions, LLC - Class A	Healthcare	—	—	—	—	6,030,384	3,198	2,357	(6)
Aperture Dodge 18 LLC	Financials					2,038,970	2,039	2,004
BLST Operating Company, LLC - Class A	Online Merchandise Retailer	—	—	—	—	217,013	286	2,204	(6)
DxTx Pain and Spine LLC	Healthcare	—	—	—	—	59,312	97	97	(6)
Freedom Electronics, LLC	Electronic Machine Repair	—	—	—	—	181,818	182	251
South Street Securities Holdings, Inc. - Warrants	Financials					567	65	58
U.S. BioTek Laboratories, LLC - Class C	Testing Laboratories	—	—	—	—	578	1	—
Total Common Stock and Membership Units							6,668	7,280
Total Investments in Non-Control, Non-Affiliate Portfolio Companies							192,331	177,424
Investments in Affiliated Portfolio Companies - 30.3%^
First Lien/Senior Secured Debt - 3.8%
MMI Holdings, LLC	Medical Device Distributor	12.00%	—	—	04/01/2022	2,600	2,600	2,600
RAM Payment, LLC (First Out)	Financial Services	10.17%	L + 5.00%	1.50%	01/04/2024	289	289	289	(16)
RAM Payment, LLC (Last Out)	Financial Services	13.50%	—	—	01/04/2024	784	784	783	(10)(16)
Total First Lien/Senior Secured Debt							3,673	3,672
Second Lien/Senior Secured Debt - 0.9%
MMI Holdings, LLC	Medical Device Distributor	6.00%	—	—	04/01/2022	400	400	400
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	15.00% PIK	—	—	09/12/2023	4	5	4	(9)
V12 Holdings, Inc.	Data Processing & Digital Marketing	—	—	—	—	509	490	509	(11)
Total Second Lien/Senior Secured Debt							895	913
Joint Ventures - 0.5%
Great Lakes Funding II LLC - Series A	Financials	—	—	—	—	475	475	460	(12)(15)
Total Joint Ventures							475	460
Preferred Stock and Units - 7.1%
GA Communications, Inc. - Series A-1	Advertising & Marketing Services	—	—	—	—	1,998	3,476	3,471
GreenPark Infrastructure, LLC - Series A	Industrials	—	—	—	—	400	200	200	(6)
MMI Holdings, LLC	Medical Device Distributor	8.00% PIK	—	—	—	1,000	1,965	747	(14)
RAM Payment, LLC	Financial Services	6.00% PIK	—	—	—	86,000	1,169	2,375	(14)
Total Preferred Stock and Units							6,810	6,793
Common Stock and Membership Units - 18.0%
Burgaflex Holdings, LLC - Class A	Automobile Part Manufacturer	—	—	—	—	1,253,198	1,504	2,889
Burgaflex Holdings, LLC - Class B	Automobile Part Manufacturer	—	—	—	—	1,085,073	362	2,265
GA Communications, Inc. - Series B-1	Advertising & Marketing Services	—	—	—	—	200,000	2	1,498
GreenPark Infrastructure, LLC - Series M-1	Industrials	—	—	—	—	200	69	69	(6)(12)
MMI Holdings, LLC	Medical Device Distributor	—	—	—	—	45	—	—
Nth Degree Investment Group, LLC	Business Services	—	—	—	—	6,088,000	6,088	10,078
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	—	—	—	—	27,396,364	6,958	528
Total Common Stock and Membership Units							14,983	17,327
Total Investments in Affiliated Portfolio Companies^							26,836	29,165
Total Investments - 214.7%							$219,167	$206,589

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

(+) Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to either LIBOR (“L”), SOFR or alternate base rate (commonly known as the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 6 month, 3 month, or 1 month L rates. SOFR loans are typically indexed to 6 month, 3 month, or 1 month SOFR rates. As of June 30, 2023, rates for the 6 month, 3 month, and 1 month L are 5.76%, 5.55%, and 5.22%, respectively. As of June 30, 2023, rates for the 12 months, 6 month, 3 month and 1 month SOFR are 5.40%, 5.39%, 5.27%, and 5.14%, respectively. As of June 30, 2023, P was 8.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2023.

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
(4)
Percentages are based on net assets as of June 30, 2023.
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
(12)
The Company has an unfunded loan or investment commitment to the portfolio company at June 30, 2023. (See Note 2).
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
(15)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2023, qualifying assets represent 98.7% of the Company’s total assets and non-qualifying assets represent 1.3% of the Company’s total assets.
(16)
All or a portion of this security is pledged as collateral under the KeyBank Credit Facility and held through the Company's wholly-owned subsidiary Capitala Business Lending, LLC.
(17)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(18)
Classified as Level 2 investment.

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

June 30, 2023

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III, and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III, and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their small business investment company (“SBIC”) licenses, continued to hold their existing investments at the time of the IPO and have continued to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share, resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (the “SBA-guaranteed debentures”) and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. Accordingly, as of June 30, 2023 and December 31, 2022, there were no SBA-guaranteed debentures outstanding.

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

Definitive Agreement

On April 20, 2021, Capitala Investment Advisors, LLC (“Capitala”), the Company’s former investment adviser, entered into a definitive agreement (the “Definitive Agreement”) with the Investment Adviser and Mount Logan Capital Inc. (“MLC”), both affiliates of BC Partners Advisors L.P. (“BC Partners”) for U.S. regulatory purposes, whereby Mount Logan acquired certain assets related to Capitala’s business of providing investment management services to the Company (the “Transaction”), through which the Investment Adviser became the Company’s investment adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) with the Company. At a special meeting of the Company’s stockholders (the “Special Meeting”) held on May 27, 2021, the Company’s stockholders approved the Investment Advisory Agreement. The transactions contemplated by the Definitive Agreement closed on July 1, 2021 (the “Closing”). Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect from year to year if approved annually by the Board or by a majority of our outstanding voting securities, including, in either case, by a majority of our directors who are not “interest persons” as such term is defined in Section 2(a)(19) of the 1940 Act (“Independent Directors”). The Board most recently approved the renewal of the Investment Advisory Agreement at a meeting on May 9, 2023.

As part of the Transaction, the Investment Adviser entered into a two-year contractual fee waiver (the “Fee Waiver”) with the Company to waive, to the extent necessary, any capital gains fee under the Investment Advisory Agreement that exceeds what would have been paid to Capitala in the aggregate over such two-year period under the prior advisory agreement. The Fee Waiver expired at the end of the two-year period.

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

June 30, 2023

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

The Company’s financial statements as of June 30, 2023 and December 31, 2022 and for the periods ended June 30, 2023 and 2022 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

June 30, 2023

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

June 30, 2023

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

Non-accrual investments: Management reviews all loans that become 90 days or more past due, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income and PIK interest on that loan for financial reporting purposes. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Non-accrual loans are returned to accrual status when the borrower’s financial condition improves such that management believes current interest and principal payments are expected to be collected. As of June 30, 2023, we had debt investments in two portfolio companies on non-accrual status with an aggregate amortized cost of $17.1 million and an aggregate fair value of $11.1 million, which represented 7.8% and 5.3% of the investment portfolio, respectively. As of December 31, 2022, we had a debt investment in one portfolio company on non-accrual status with aggregate amortized cost of $11.9 million and an aggregate fair value of $9.7 million, which represented 5.4% and 4.8% of the investment portfolio, respectively.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Commitments and Contingencies

As of June 30, 2023 and December 31, 2022, the Company had the following unfunded commitments to existing portfolio companies (dollars in thousands):

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Accordion Partners LLC(1)	First Lien/Senior Secured Debt	$—	$897
Accordion Partners LLC (Revolver)	First Lien/Senior Secured Debt	1,531	1,531
BetaNXT, Inc. (Revolver)	First Lien/Senior Secured Debt	453	453
Bradshaw International, Inc. (Revolver)	First Lien/Senior Secured Debt	922	922
Critical Nurse Staffing, LLC(1)	First Lien/Senior Secured Debt	2,063	2,063
Critical Nurse Staffing, LLC (Revolver)	First Lien/Senior Secured Debt	540	700
Dentive, LLC(1)	First Lien/Senior Secured Debt	541	598
Dentive, LLC (Revolver)	First Lien/Senior Secured Debt	187	187
Epic Staffing Group(1)	First Lien/Senior Secured Debt	872	872
Great Lakes Funding II LLC - Series A	Joint Venture	20	80
GreenPark Infrastructure, LLC - Series M-1	Common Stock and Membership Units	732	732
Keg Logistics LLC (Revolver)	First Lien/Senior Secured Debt	—	436
Marble Point Credit Management LLC (Revolver)	First Lien/Senior Secured Debt	N/A	2,500
Premier Imaging, LLC(1)	First Lien/Senior Secured Debt	1,378	1,378
PhyNet Dermatology LLC(1)	First Lien/Senior Secured Debt	259	N/A
Taoglas Group Holdings Limited (Revolver)	First Lien/Senior Secured Debt	418	N/A
VBC Spine Opco, LLC (DxTx Pain and Spine LLC)(1)	First Lien/Senior Secured Debt	968	N/A
VBC Spine Opco, LLC (DxTx Pain and Spine LLC) (Revolver)	First Lien/Senior Secured Debt	145	N/A
Wealth Enhancement Group, LLC (Revolver)	First Lien/Senior Secured Debt	438	438
Total Unfunded Commitments		$11,467	$13,787

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

In management’s opinion, no direct losses with respect to litigation contingencies were probable as of June 30, 2023 and December 31, 2022. Management is of the opinion that the ultimate resolution of such claims, if any, will not materially affect the Company’s business, financial position, results of operations, or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to litigation contingencies.

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

The tax years ended December 31, 2022, 2021, 2020 and 2019 remain subject to examination by U.S. federal, state, and local tax authorities. No material interest expense or penalties have been assessed for the three and six months ended June 30, 2023 and 2022. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

For U.S. federal income tax purposes, as of June 30, 2023, the aggregate net unrealized depreciation for all securities was $13.6 million. As of June 30, 2023, gross unrealized appreciation was $13.3 million and gross unrealized depreciation was $26.9 million. The aggregate cost of securities for U.S. federal income tax purposes was $220.2 million as of June 30, 2023. For U.S. federal income tax purposes, as of December 31, 2022, the aggregate net unrealized depreciation for all securities was $18.3 million. As of December 31, 2022, gross unrealized appreciation was $13.1 million and gross unrealized depreciation was $31.4 million. The aggregate cost of securities for U.S. federal income tax purposes was $221.9 million as of December 31, 2022.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of both June 30, 2023 and December 31, 2022, the Company recorded a net deferred tax asset of zero. For both the three and six months ended June 30, 2023 and 2022, the Company recorded a tax provision of zero. As of June 30, 2023 and December 31, 2022,

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

the valuation allowance on the Company’s deferred tax asset was $3.9 million and $4.0 million, respectively. During both the three and six months ended June 30, 2023, the Company recognized a decrease in the valuation allowance of $0.1 million. During both the three and six months ended June 30, 2022, the Company recognized an increase in the valuation allowance of $0.4 million, respectively.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of June 30, 2023 and December 31, 2022, there were no uncertain tax positions.

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

Note 3. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market and traditional middle-market companies. As of June 30, 2023, our portfolio consisted of investments in 62 portfolio companies with a fair value of approximately $206.6 million. As of December 31, 2022, our portfolio consisted of investments in 59 portfolio companies with a fair value of approximately $203.6 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of June 30, 2023, 0.6% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2022, 1.9% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

During the three months ended June 30, 2023, we made approximately $4.8 million of investments and had approximately $4.4 million in repayments and sales, resulting in net deployment of approximately $0.4 million for the period. During the three months ended June 30, 2022, the Company made approximately $30.7 million of investments and had approximately $58.3 million in repayments and sales, resulting in net repayments and sales of approximately $27.6 million for the period.

During the six months ended June 30, 2023, we made approximately $12.2 million of investments and had approximately $11.2 million in repayments and sales, resulting in net deployment of approximately $1.0 million for the period. During the six months ended June 30, 2022, the Company made approximately $47.1 million of investments and had approximately $66.7 million in repayments and sales, resulting in net repayments and sales of approximately $19.6 million for the period.

As of June 30, 2023, the Company’s Investment Adviser approved the fair value of the Company’s investment portfolio of approximately $206.6 million in good faith in accordance with the Company’s valuation procedures. The Company’s Investment Adviser approved the fair value of the Company’s investment portfolio as of June 30, 2023 with input from third-party valuation firms and the Investment Adviser, as valuation designee, based on information known or knowable as of the valuation date, including trailing and forward looking data.

The composition of our investments as of June 30, 2023, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$144,849	66.1%	$138,045	66.8%
Second Lien Debt	8,614	4.0%	7,102	3.4%
Subordinated Debt	26,573	12.1%	24,709	12.0%
Collateralized Loan Obligations	2,440	1.1%	2,440	1.2%
Joint Venture	475	0.2%	460	0.2%
Equity	36,216	16.5%	33,833	16.4%
Total	$219,167	100.0%	$206,589	100.0%

The composition of our investments as of December 31, 2022, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$143,047	64.9%	$136,896	67.3%
Second Lien Debt	8,283	3.8%	6,464	3.2%
Subordinated Debt	26,571	12.0%	25,851	12.7%
Collateralized Loan Obligations	6,185	2.8%	4,972	2.4%
Joint Venture	414	0.2%	403	0.2%
Equity	36,016	16.3%	29,006	14.2%
Total	$220,516	100.0%	$203,592	100.0%

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

The following table presents the fair value measurements of investments, by major class, as of June 30, 2023, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	NAV	Total
First Lien Debt	$—	$7,605	$130,440	$—	$138,045
Second Lien Debt	—	—	7,102	—	7,102
Subordinated Debt	—	—	24,709	—	24,709
Collateralized Loan Obligations	—	—	2,440	—	2,440
Joint Venture	—	—	—	460	460
Equity	—	637	33,196	—	33,833
Total	$—	$8,242	$197,887	$460	$206,589

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2023 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Collateralized Loan Obligations	Equity	Total
Balance as of January 1, 2023	$136,896	$6,464	$25,851	$4,972	$29,006	$203,189
Repayments/sales	(11,020)	—	—	(96)	(125)	(11,241)
Purchases	12,077	—	—	—	103	12,180
Payment-in-kind interest and dividends accrued	374	310	2	—	97	783
Accretion of original issue discount	371	21	—	344	—	736
Net realized (loss) gain on investments	—	—	—	(3,993)	125	(3,868)
Net change in unrealized (depreciation) appreciation on investments	(653)	307	(1,144)	1,213	4,627	4,350
Transfers out	(7,605)				(637)	(8,242)
Balance as of June 30, 2023	$130,440	$7,102	$24,709	$2,440	$33,196	$197,887

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2022 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Collateralized Loan Obligations	Equity	Total
Balance as of January 1, 2022	$98,251	$30,190	$5,050	$7,717	$56,981	$198,189
Repayments/sales	(21,991)	(24,429)	—	(522)	(19,727)	(66,669)
Purchases	22,448	3,086	21,272	—	269	47,075
Payment-in-kind interest and dividends accrued	79	155	108	—	98	440
Accretion of original issue discount	117	28	3	583	—	731
Net realized gain (loss) on investments	21	(1)	—	(940)	16,386	15,466
Net change in unrealized (depreciation) appreciation on investments	(1,465)	(780)	(183)	(542)	(16,409)	(19,379)
Balance as of June 30, 2022	$97,460	$8,249	$26,250	$6,296	$37,598	$175,853

The net change in unrealized appreciation on investments held was $4.5 million and $6.2 million for the six months ended June 30, 2023 and 2022, respectively, and is included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of June 30, 2023 were as follows:

	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)(2)
First lien debt	$4.9	Market	Broker/Dealer Quotes	N/A
First lien debt	119.5	Income	Required Rate of Return	6.3% – 30.0% (12.6%)
First lien debt	6.1	Enterprise Market Value	Revenue Multiple	0.5x
Second lien debt	2.9	Market	Broker/Dealer Quotes	N/A
Second lien debt	3.8	Income	Required Rate of Return	2.4% – 18.7% (16.5%)
Second lien debt	0.4	Enterprise Market Value	EBITDA Multiple	4.7x
Subordinated debt	24.1	Income	Required Rate of Return	5.8% – 11.2% (10.1%)
Subordinated debt	0.6	Enterprise Market Value	EBITDA Multiple	7.0x
Collateralized Loan Obligations	2.4	Income	Discount Margin	23.6% – 25.2% (24.7%)
Equity	0.1	Income	Stock Price Time to Exit (Years) Volatility	$103.5 2.0 35.0%
Equity	30.7	Enterprise Market Value and Asset(1)	EBITDA Multiple	0.3x – 17.3x (6.4x)
Equity	2.4	Enterprise Market Value	Revenue Multiple	0.5x – 1.2x (1.2x)
	$197.9

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

Great Lakes Funding II LLC

In August 2022, the Company invested in the Great Lakes II Joint Venture, a joint venture with an investment strategy to underwrite and hold senior, secured unitranche loans made to middle-market companies. The Company treats its investment in the Great Lakes II Joint Venture as a joint venture since an affiliate of the Investment Adviser controls a 50% voting interest in the Great Lakes II Joint Venture.

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture at June 30, 2023 and December 31, 2022 was $0.5 million and $0.4 million, respectively. Fair value has been determined utilizing the net asset value as a practical expedient pursuant to U.S. GAAP. Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of June 30, 2023, the Company has an unfunded commitment to the Great Lakes II Joint Venture of less than $0.1 million.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Note 4. Transactions With Affiliated Companies

During the six months ended June 30, 2023, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2022 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	June 30, 2023 Fair Value
Affiliate investments
Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)	$—	$—	$2,802	$—	$—	$—	$87	$2,889
Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)	—	—	2,190	—	—	—	75	2,265
			—	4,992	—	—	—	162	5,154
GA Communications, Inc.	Series A-1 Preferred Stock (1,998 shares)	—	—	3,562	—	(1)	—	(90)	3,471
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)	—	—	—	—	—	—	1,498	1,498
			—	3,562	—	(1)	—	1,408	4,969
Great Lakes Funding II LLC	Series A	—	33	403	62	(1)	—	(4)	460
			33	403	62	(1)	—	(4)	460
GreenPark Infrastructure, LLC	Series A (400 Units)	—	—	200	—	—	—	—	200
GreenPark Infrastructure, LLC	Series M-1 (200 Units)	—	—	69	—	—	—	—	69
			—	269	—	—	—	—	269
MMI Holdings, LLC	First Lien Debt (12.00% Cash, Due 4/1/22)	2,600	158	2,600	—	—	—	—	2,600
MMI Holdings, LLC	Second Lien Debt (6.00% Cash, Due 4/1/22)	400	24	400	12	—	—	(12)	400
MMI Holdings, LLC(5)	Preferred Units (1,000 units, 8.00% PIK Dividend)	—	61	1,360	61	—	—	(674)	747
MMI Holdings, LLC	Common Membership Units (45 units)	—	—	—	—	—	—	—	—
			243	4,360	73	—	—	(686)	3,747
Nth Degree Investment Group, LLC	Membership Units (6,088,000 units)	—	—	5,320	—	—	—	4,758	10,078
			—	5,320	—	—	—	4,758	10,078
RAM Payment, LLC	First Lien Debt (10.17% Cash (1 month LIBOR + 5.00%), 1.50% Floor), Due 1/4/24)	289	17	939	—	(650)	—	—	289
RAM Payment, LLC	First Lien Debt (13.50% Cash, Due 1/4/24)	784	99	2,547	—	(1,763)	—	(1)	783
RAM Payment, LLC(5)	Preferred Units (86,000 units, 6.00% PIK Dividend)	—	34	3,165	34	—	—	(824)	2,375
			150	6,651	34	(2,413)	—	(825)	3,447
Sierra Hamilton Holdings Corporation	Second Lien Debt (15.00% PIK, Due 9/12/23)	4	1	4	1	—	—	(1)	4
Sierra Hamilton Holdings Corporation	Common Stock (27,396,364 shares)	—	—	254	—	—	—	274	528
			1	258	1	—	—	273	532
V12 Holdings, Inc.	Second Lien Debt	509	—	509	—	—	—	—	509
			—	509	—	—	—	—	509
Total Affiliate investments			$427	$26,324	$170	$(2,415)	$—	$5,086	$29,165

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

June 30, 2023

(Unaudited)

During the year ended December 31, 2022, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2021 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2022 Fair Value
Affiliate investments(6)
Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)	$—	$—	$1,528	$—	$—	$—	$662	$2,190
Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)	—	—	1,193	—	—	—	1,609	2,802
			—	2,721	—	—	—	2,271	4,992
GA Communications, Inc.	Series A-1 Preferred Stock (1,998 shares)	—	—	4,394	—	—	—	(832)	3,562
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)	—	—	185	—	—	—	(185)	—
			—	4,579	—	—	—	(1,017)	3,562
Great Lakes Funding II LLC	Series A	—	14	—	517	(103)	—	(11)	403
			14	—	517	(103)	—	(11)	403
GreenPark Infrastructure, LLC	Series A (400 Units)	—	—	—	200	—	—	—	200
GreenPark Infrastructure, LLC	Series M-1 (200 Units)	—	—	—	69	—	—	—	69
			—	—	269	—	—	—	269
LJS Partners, LLC	Preferred Units (202,336 units)	—	—	843	—	(979)	542	(406)	—
LJS Partners, LLC	Common Membership Units (2,593,234 units)	—	—	7,164	—	(2,354)	1,130	(5,940)	—
			—	8,007	—	(3,333)	1,672	(6,346)	—
MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 4/1/22)	2,600	308	2,600	—	—	—	—	2,600
MMI Holdings, LLC	Second Lien Debt (6.0% Cash, Due 4/1/22)	400	24	400	—	—	—	—	400
MMI Holdings, LLC(5)	Preferred Units (1,000 units, 8.0% PIK Dividend)	—	118	1,898	118	—	—	(656)	1,360
MMI Holdings, LLC	Common Membership Units (45 units)	—	—	63	—	—	—	(63)	—
			450	4,961	118	—	—	(719)	4,360
Nth Degree Investment Group, LLC	Membership Units (6,088,000 units)	—	—	—	—	—	—	5,320	5,320
			—	—	—	—	—	5,320	5,320
RAM Payment, LLC	First Lien Debt (6.5% Cash (1 month LIBOR + 5.0%), 1.5% Floor), Due 1/4/24)	939	82	998	—	(59)	—	—	939
RAM Payment, LLC	First Lien Debt (12.45% Cash, Due 1/4/24)	2,547	291	2,706	—	(159)	—	—	2,547
RAM Payment, LLC(5)	Preferred Units (86,000 units, 6.0% PIK Dividend)	—	69	3,726	69	—	—	(630)	3,165
			442	7,430	69	(218)	—	(630)	6,651
Sierra Hamilton Holdings Corporation	Second Lien Debt (15.0% PIK, Due 9/12/23)	3	1	3	1	—	—	—	4
Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)	—	—	330	—	—	—	(76)	254
			1	333	1	—	—	(76)	258
V12 Holdings, Inc.	Second Lien Debt	509	—	509	—	—	—	—	509
			—	509	—	—	—	—	509
Total Affiliate investments			$907	$28,540	$974	$(3,654)	$1,672	$(1,208)	$26,324
Control investments
Vology, Inc.	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 3/31/22)	$—	$228	$3,635	$—	$(3,635)	$—	$—	$—
Vology, Inc.	Class A Preferred Units (9,041,810 Units)	—	—	3,204	—	—	(5,215)	2,011	—
Vology, Inc.	Membership Units (5,363,982 Units)	—	—	—	—	—	—	—	—
Total Control investments			$228	$6,839	$—	$(3,635)	$(5,215)	$2,011	$—

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

June 30, 2023

(Unaudited)

Note 5. Agreements and Related Party Transactions

Investment Advisory Agreement

On July 1, 2021, the Company entered into the Investment Advisory Agreement with the Investment Adviser, which was approved by the Company’s stockholders on May 27, 2021. Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect from year to year if approved annually by the Board or by a majority of our Independent Directors. The Board most recently approved the renewal of the Investment Advisory Agreement ata meeting on May 9, 2023. Subject to the overall supervision of the Board, the Investment Adviser manages our day-to-day operations and provides investment advisory and management services to us. Under the terms of the Investment Advisory Agreement, the Investment Adviser:

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

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Adviser that would, when taken together with all other incentive fees paid to the Investment Adviser during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

such payment is payable under the Investment Advisory Agreement. As of June 30, 2023 and December 31, 2022, the Company did not have incentive fees payable to the Investment Adviser related to fees earned in prior years but deferred under the incentive fee deferral mechanism.

As part of the Transaction, the Investment Adviser entered into the Fee Waiver with the Company to waive, to the extent necessary, any capital gains fee under the Investment Advisory Agreement that exceeds what would have been paid to Capitala in the aggregate over such two-year period under the prior advisory agreement. The Fee Waiver expired at the end of the two-year period.

For the three months ended June 30, 2023 and 2022, the Company incurred $0.9 million and $1.0 million in base management fees, respectively. The Company did not an earn incentive fee related to pre-incentive fee net investment income or capital gains for the three months ended June 30, 2023 and 2022.

For the six months ended June 30, 2023 and 2022, the Company incurred $1.9 million and $2.0 million in base management fees, respectively. The Company did not an earn incentive fee related to pre-incentive fee net investment income or capital gains for the six months ended June 30, 2023 and 2022.

As of June 30, 2023 and December 31, 2022, the Company had $0.9 million and $0.9 million, respectively, of management and incentive fees payable to the Investment Adviser. These amounts are reflected in the accompanying consolidated statements of assets and liabilities under the caption “Management and incentive fees payable.”

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

For the three months ended June 30, 2023 and 2022, the Company accrued $0.2 million and $0.1 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

For the six months ended June 30, 2023 and 2022, the Company accrued $0.5 million and $0.3 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

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

Trade with Affiliated Funds

There were no transactions subject to Rule 17a-7 under the 1940 Act during the three and six months ended June 30, 2023. During both the three and six months ended June 30, 2022, the Company sold $7.9 million in total investments to an affiliated fund in accordance with, and pursuant to procedures adopted under, Rule 17a-7 of the 1940 Act. Realized losses on those sales for the same periods amounted to less than $0.1 million, respectively.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

best interest of the Company's stockholders. The Company's investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles.

Note 6. Borrowings

2022 Notes

On May 16, 2017, the Company issued $70.0 million in aggregate principal amount of 6.0% fixed-rate notes due May 31, 2022 (the “2022 Notes”). On May 25, 2017, the Company issued an additional $5.0 million in aggregate principal amount of the 2022 Notes pursuant to a partial exercise of the underwriters’ overallotment option. On November 1, 2021, the Company notified the Trustee for the Company's 2022 Notes, of the Company's election to redeem $50.0 million aggregate principal amount of the 2022 Notes outstanding. The redemption was completed on December 6, 2021. On May 31, 2022, the remaining 2022 Notes reached maturity, and the entire outstanding principal of the 2022 Notes became payable and was paid by the Company. Accordingly, as of June 30, 2023 and December 31, 2022, there were no 2022 Notes outstanding.

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Notes for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense	N/A	$217	N/A	$609
Deferred financing costs	N/A	18	N/A	45
Total interest and financing expenses	N/A	$235	N/A	$654
Average outstanding balance	N/A	$15,055	N/A	$18,923
Average stated interest rate	N/A	6.00%	N/A	6.00%

2022 Convertible Notes

On May 26, 2017, the Company issued $50.0 million in aggregate principal amount of 5.75% fixed-rate convertible notes due May 31, 2022 (the “2022 Convertible Notes”). On June 26, 2017, the Company issued an additional $2.1 million in aggregate principal amount of the 2022 Convertible Notes pursuant to a partial exercise of the underwriters’ overallotment option. On May 31, 2022, the 2022 Convertible Notes reached maturity, and the entire outstanding principal of the 2022 Convertible Notes became payable, and was paid by the Company. Accordingly, as of June 30, 2023 and December 31, 2022, there were no 2022 Convertible Notes outstanding.

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Convertible Notes for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense	N/A	$490	N/A	$1,239
Deferred financing costs	N/A	68	N/A	168
Total interest and financing expenses	N/A	$558	N/A	$1,407
Average outstanding balance	N/A	$34,343	N/A	$43,166
Average stated interest rate	N/A	5.75%	N/A	5.75%

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

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

As of June 30, 2023 and December 31, 2022, the Company had $50.0 million and $50.0 million, respectively in 2026 Notes outstanding.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2026 Notes for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense	$713	$707	$1,419	$1,412
Deferred financing costs	39	41	77	70
Total interest and financing expenses	$752	$748	$1,496	$1,482
Average outstanding balance	$50,000	$50,000	$50,000	$50,000
Average stated interest rate	5.25%	5.25%	5.25%	5.25%

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

As of June 30, 2023 and December 31, 2022, the Company had $15.0 million and $15.0 million, respectively, in 2032 Convertible Notes outstanding.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2032 Convertible Notes for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense	$223	$223	$446	$223
Deferred financing costs	3	2	6	2
Total interest and financing expenses	$226	$225	$452	$225
Average outstanding balance	$15,000	$15,000	$15,000	$15,000
Average stated interest rate	5.25%	5.25%	5.25%	5.25%

KeyBank Credit Facility

On October 30, 2020, CBL, a direct, wholly owned, consolidated subsidiary of the Company entered into the KeyBank Credit Facility with the investment adviser at the time, as collateral manager, the lenders from time to time parties thereto (each a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. The KeyBank Credit Facility was amended on May 10, 2022 and October 20, 2022. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $75.0 million as of May 10, 2022, with an uncommitted accordion feature that allows the Company to borrow up to an additional $125.0 million. The KeyBank Credit Facility matures on May 10, 2027, unless there is an earlier termination or event of default. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

May 10, 2025, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at 1M Term SOFR plus 2.90% during the 3-year revolving period and 3.25% thereafter, with a 0.40% 1M Term SOFR floor. CBL will also pay an unused commitment fee at a rate of (1) 1.00% if utilization is less than or equal to 30.0%, (2) 0.65% if utilization is greater than 30.0% but less than or equal to 60.0%, or (3) 0.35% if utilization is greater than 60.0%, per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility. As of June 30, 2023 and December 31, 2022, there were draws of $56.4 million and $55.9 million, respectively, on the KeyBank Credit Facility. The KeyBank Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of June 30, 2023 and December 31, 2022, assets pledged to secure the KeyBank Credit Facility had a fair value of $120.5 million and $111.3 million, respectively.

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the KeyBank Credit Facility for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense	$1,158	$228	$2,154	$256
Deferred financing costs	85	68	169	116
Unused commitment fees	15	69	34	179
Total interest and financing expenses	$1,258	$365	$2,357	$551
Average outstanding balance	$57,633	$25,907	$55,438	$13,025
Average stated interest rate	7.89%	3.84%	7.65%	3.84%

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the outstanding principal and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2023, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Outstanding Principal	Fair Value	Level 1	Level 2	Level 3
2026 Notes	$50,000	$50,000	$—	$—	$50,000
2032 Convertible Notes	15,000	15,000	—	—	15,000
KeyBank Credit Facility	56,435	56,435	—	—	56,435
Total	$121,435	$121,435	$—	$—	$121,435

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
Note 7. Directors’ Fees

Our Independent Directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Board meeting and $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three and six months ended June 30, 2023, the Company recognized directors’ expense of $0.1 million and $0.3 million, respectively. For the three and six months ended June 30, 2022, the Company recognized directors’ expense of $0.1 million and $0.2 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

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

During the three and six months ended June 30, 2023, the Company repurchased 12,487 and 14,112 of its outstanding shares, respectively, under the share repurchase program at an aggregate cost of approximately $0.3 million and $0.3 million, respectively. There were no share repurchases during the three and six months ended June 30, 2022.

During the three and six months ended June 30, 2023, the Company issued 47 and 187 shares, respectively, of common stock under its DRIP. The Company did not pay a dividend during the three and six months ended June 30, 2022.

The total number of shares of the Company’s common stock outstanding as of June 30, 2023 and December 31, 2022 was 2,697,143 and 2,711,068, respectively.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Other potentially dilutive shares of the Company’s common stock, and the related impact to earnings, are considered when calculating diluted earnings per share. For the three and six months ended June 30, 2022, 0.6 million in convertible shares related to the 2022 Convertible Notes, which matured in May 2022, were considered anti-dilutive. For the three and six months ended June 30, 2023 and 2022, zero and 0.5 million, respectively, in convertible shares related to the 2032 Convertible Notes were considered anti-dilutive.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the three and six months ended June 30, 2023 and 2022 (dollars in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023(1)	2022(2)	2023(1)	2022(2)
Net increase (decrease) in net assets resulting from operations - basic	$3,240	$(5,034)	$2,590	$(5,892)
Weighted average common stock outstanding – basic	2,703,871	2,711,068	2,707,399	2,711,068
Net increase (decrease) in net assets per share from operations - basic	$1.20	$(1.86)	$0.96	$(2.17)
Net increase (decrease) in net assets resulting from operations - basic	$3,240	$(5,034)	$2,590	$(5,892)
Adjustment for interest on the 2032 Convertible Notes and incentive fees, net	226	—	452	—
Adjusted net increase (decrease) in net assets resulting from operations - diluted	$3,466	$(5,034)	$3,042	$(5,892)
Weighted average common stock outstanding – basic	2,703,871	2,711,068	2,707,399	2,711,068
Adjustment for dilutive effect of the 2032 Convertible Notes	539,503	—	539,503	—
Adjusted weighted average common stock outstanding - diluted	3,243,374	2,711,068	3,246,902	2,711,068
Net increase (decrease) in net assets per share resulting from operations - diluted	$1.07	$(1.86)	$0.94	$(2.17)

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three and six months ended June 30, 2023, conversion of the 2032 Convertible Notes into 0.5 million shares was assumed as the effect on diluted earnings per share would be dilutive.
(2)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three and six months ended June 30, 2022, conversion of the 0.6 million shares related to the 2022 Convertible Notes was not assumed as the effect on diluted earnings per share would be anti-dilutive. For the three and six months ended June 30, 2022, conversion of the 2032 Convertible Notes into 0.5 million shares was not assumed as the effect on diluted earnings per share would be anti-dilutive.

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

The following table summarizes the Company's distribution declarations for the six months ended June 30, 2023 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
March 6, 2023	March 20, 2023	March 31, 2023	$0.18	$488	140	$3
May 9, 2023	May 22, 2023	May 31, 2023	0.22	595	47	1
Total Distributions Declared and Distributed for 2023			$0.40	$1,083	$187	$4

The Company's Board determined not to declare distributions for the six months ended June 30, 2022.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2023 and 2022 (dollars in thousands, except share and per share data):

	For the Six Months Ended June 30,
	2023	2022
Per share data:
Net asset value at beginning of period	$35.04	$39.48
Net investment income (loss)(1)	0.78	(0.73)
Net realized (loss) gain on investments(1)	(1.43)	5.71
Net change in unrealized appreciation (depreciation) on investments(1)	1.61	(7.15)
Net increase (decrease) in net assets resulting from operations(1)	$0.96	$(2.17)
Distributions	(0.40)	—
Accretive effect of common stock repurchases(1)	0.08	—
Net asset value at end of year	$35.68	$37.31
Net assets at end of period	$96,226	$101,137
Shares outstanding at end of period	2,697,143	2,711,068
Per share market value at end of period	$20.71	$15.78
Total return based on market value(2)	(5.47)%	(31.36)%
Ratio/Supplemental data:
Ratio of net investment income (loss) to average net assets(3)	4.48%	(3.81)%
Ratio of interest and financing expenses to average net assets(3)	9.14%	8.31%
Ratio of other operating expenses to average net assets(3)	8.88%	8.28%
Ratio of total expenses to average net assets(3)	18.02%	16.59%
Portfolio turnover rate(4)	5.50%	24.31%
Average debt outstanding(5)	$120,438	$132,655
Average debt outstanding per common share(1)	$44.48	$48.93
Asset coverage ratio per unit(6)	$1,779	$1,940

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

Note 12. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of June 30, 2023, other than as set forth below.

On August 8, 2023, the Company’s Board of Directors approved a distribution of $0.26 per share payable on August 31, 2023 to stockholders of record as of August 22, 2023.

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
•
changes in the general economy, slowing economy, high levels of inflation, and risk or recession;
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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally must invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150%, if certain requirements are met, after such borrowing, with certain limited exceptions. As of June 30, 2023, our asset coverage ratio was 178%. To maintain our regulated investment company (“RIC”) status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under subchapter M of the

Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III, and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III, and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their small business investment company (“SBIC”) licenses issued by the U.S. Small Business Administration (“SBA”), and continued to hold their existing investments at the time of IPO and have continued to make new investments after the IPO. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (“SBA-guaranteed debentures”) and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. Accordingly, as of June 30, 2023 and December 31, 2022, there were no SBA-guaranteed debentures outstanding.

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

The Company’s financial statements as of June 30, 2023 and December 31, 2022 and for the periods ended June 30, 2023 and 2022 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above.

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

The tax years ended December 31, 2022, 2021, 2020 and 2019 remain subject to examination by U.S. federal, state, and local tax authorities. No material interest expense or penalties have been assessed for the periods ended June 30, 2023 and 2022. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of both June 30, 2023 and December 31, 2022, the Company recorded a net deferred tax asset of zero. For both the three months ended June 30, 2023 and 2022, the Company recorded a tax provision of zero. As of June 30, 2023 and December 31, 2022, the valuation allowance on the Company’s deferred tax asset was $3.9 million and $4.0 million, respectively. During the three and six months ended June 30, 2023, the Company recognized a decrease in the valuation allowance of $(0.1) million. During both the three and six months ended June 30, 2022, the Company recognized an increase in the valuation allowance of $0.4 million, respectively.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s U.S. federal income tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of June 30, 2023 and December 31, 2022, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of June 30, 2023 and December 31, 2022. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

Portfolio and Investment Activity

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests primarily in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market companies and traditional middle-market companies. As of June 30, 2023, our portfolio consisted of investments in 62 portfolio companies with a fair value of approximately $206.6 million. As of December 31, 2022, our portfolio consisted of investments in 59 portfolio companies with a fair value of approximately $203.6 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of June 30, 2023, 0.6% of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2022, 1.9% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the three months ended June 30, 2023, we made approximately $4.8 million of investments and had approximately $4.4 million in repayments and sales, resulting in net deployment of approximately $0.4 million for the period. During the three months ended June 30, 2022, we made approximately $30.7 million of investments and had approximately $58.3 million in repayments and sales, resulting in net repayments and sales of approximately $27.6 million for the period.

During the six months ended June 30, 2023, we made approximately $12.2 million of investments and had approximately $11.2 million in repayments and sales, resulting in net deployment of approximately $1.0 million for the period. During the six months ended June 30, 2022, we made approximately $47.1 million of investments and had approximately $66.7 million in repayments and sales, resulting in net repayments and sales of approximately $19.6 million for the period.

As of June 30, 2023, our debt investment portfolio, which represented 82.2% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 10.8% (excluding income from non-accruals and collateralized loan obligations). As of June 30, 2023, 16.8% of the fair value of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2022, our debt investment portfolio, which represented 83.2% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 10.4% (excluding income from non-accruals and collateralized loan obligations). As of December 31, 2022, 17.2% of the fair value of our debt investment portfolio was bearing a fixed rate of interest.

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

As of June 30, 2023, the Company’s Adviser approved the fair value of the Company’s investment portfolio of approximately $206.6 million in good faith in accordance with the Company’s valuation procedures. The Company’s Adviser approved the fair value of the Company’s investment portfolio as of June 30, 2023 with input from third-party valuation firms and the Investment Adviser, as valuation designee, based on information known or knowable as of the valuation date, including trailing and forward looking data.

As of June 30, 2023, we had debt investments in two portfolio companies on non-accrual status with an aggregate amortized cost of $17.1 million and an aggregate fair value of $11.1 million, which represented 7.8% and 5.3% of the investment portfolio, respectively. As of December 31, 2022, we had a debt investment in one portfolio company on non-accrual status with aggregate amortized cost of $11.9 million and an aggregate fair value of $9.7 million, which represented 5.4% and 4.8% of the investment portfolio, respectively.

The following table summarizes the amortized cost and the fair value of investments as of June 30, 2023 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$144,849	66.1%	$138,045	66.8%
Second Lien Debt	8,614	4.0%	7,102	3.4%
Subordinated Debt	26,573	12.1%	24,709	12.0%
Collateralized Loan Obligations	2,440	1.1%	2,440	1.2%
Joint Venture	475	0.2%	460	0.2%
Equity	36,216	16.5%	33,833	16.4%
Total	$219,167	100.0%	$206,589	100.0%

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2022 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$143,047	64.9%	$136,896	67.3%
Second Lien Debt	8,283	3.8%	6,464	3.2%
Subordinated Debt	26,571	12.0%	25,851	12.7%
Collateralized Loan Obligations	6,185	2.8%	4,972	2.4%
Joint Venture	414	0.2%	403	0.2%
Equity	36,016	16.3%	29,006	14.2%
Total	$220,516	100.0%	$203,592	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023		December 31, 2022
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$49,052	23.7%	42,594	20.9%
Business Services	29,182	14.1%	24,570	12.1%
Financials	25,846	12.5%	35,660	17.5%
Information Technology	20,236	9.8%	17,330	8.5%
Industrials	17,386	8.4%	15,631	7.7%
Consumer Discretionary	12,490	6.0%	13,505	6.6%
Healthcare Management	9,626	4.7%	9,695	4.8%
Entertainment	8,242	4.0%	7,459	3.7%
Automobile Part Manufacturer	5,154	2.5%	4,992	2.5%
Textile Equipment Manufacturer	5,024	2.4%	5,001	2.5%
Advertising & Marketing Services	4,969	2.4%	3,562	1.7%
Consumer Staples	4,797	2.3%	4,825	2.4%
Medical Device Distributor	3,747	1.8%	4,360	2.1%
Financial Services	3,447	1.7%	6,651	3.3%
Online Merchandise Retailer	3,104	1.5%	3,701	1.8%
Communication Services	1,326	0.7%	896	0.4%
Household Product Manufacturer	758	0.4%	758	0.4%
General Industrial	586	0.3%	641	0.3%
Oil & Gas Engineering and Consulting Services	532	0.3%	258	0.1%
Data Processing & Digital Marketing	509	0.2%	509	0.2%
Testing Laboratories	325	0.2%	723	0.4%
Electronic Machine Repair	251	0.1%	271	0.1%
Total	$206,589	100.0%	$203,592	100.0%

Results of Operations

Operating results for the three and six months ended June 30, 2023 and 2022 were as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Total investment income	$5,344	$3,303	$10,600	$6,641
Total expenses	4,305	4,232	8,488	8,620
Net investment income (loss)	1,039	(929)	2,112	(1,979)
Net realized (loss) gain on investments	(2,362)	15,503	(3,868)	15,466
Net change in unrealized appreciation (depreciation) on investments	4,563	(19,608)	4,346	(19,379)
Net decrease in net assets resulting from operations	$3,240	$(5,034)	$2,590	$(5,892)

Investment income

The composition of our investment income for the three and six months ended June 30, 2023 and 2022 was as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$4,907	$2,996	$9,675	$6,193
Payment-in-kind interest	319	307	783	440
Dividend income	19	—	33	—
Other income	99	—	109	8
Total investment income	$5,344	$3,303	$10,600	$6,641

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

For the three months ended June 30, 2023, total investment income increased $2.0 million, or 61.8%, compared to the three months ended June 30, 2022. The increase from the prior period was driven by an increase in interest income from $3.0 million for the three months ended June 30, 2022 to $4.9 million for the three months ended June 30, 2023. The increase in interest income is primarily due to a larger interest earning debt portfolio as well as increases in base rates for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

For the six months ended June 30, 2023, total investment income increased $4.0 million, or 59.6%, compared to the six months ended June 30, 2022. The increase from the prior period was driven by an increase in interest income from $6.2 million for the six months ended June 30, 2022 to $9.7 million for the six months ended June 30, 2023. The increase in interest income is primarily due to a larger interest earning debt portfolio as well as increases in base rates for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. PIK income increased from $0.4 million for the six months ended June 30, 2022 to $0.8 million for the six months ended June 30, 2023. The increase in PIK income was due to an increase in investments with a contractual PIK rate as well as non-recurring fee income of $0.2 million that was paid in-kind during six months ended June 30, 2023.

Operating expenses

The composition of our expenses for the three and six months ended June 30, 2023 and 2022 was as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest and financing expenses	$2,236	$2,131	$4,305	$4,319
Base management fee	946	973	1,876	2,001
Directors' fees	135	120	270	223
Administrative service fees	224	131	481	251
General and administrative expenses	764	877	1,556	1,826
Total expenses	$4,305	$4,232	$8,488	$8,620

For the three months ended June 30, 2023, operating expenses increased by $0.1 million, or 1.7%, compared to the three months ended June 30, 2022. Interest and financing expenses increased from $2.1 million for the three months ended June 30, 2022 to $2.2 million for the three months ended June 30, 2023 primarily due to higher cost of debt capital due to increases in base rates during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Base management fees declined from $1.0 million for the three months ended June 30, 2022 to $0.9 million for the three months ended June 30, 2023, due to lower average assets under management. General and administrative expenses decreased from $0.9 million for the three months ended June 30, 2022 to $0.8 million for the three months ended June 30, 2023, primarily due to higher professional fees in the prior year.

For the six months ended June 30, 2023, operating expenses decreased by $0.1 million, or 1.50% compared to the six months ended June 30, 2022. Base management fees declined from $2.0 million for the six months ended June 30, 2022 to $1.9 million for the six months ended June 30, 2023, due to lower average assets under management. General and administrative expenses decreased from $1.8 million for the six months ended June 30, 2022 to $1.6 million for the six months ended June 30, 2023, primarily due to higher professional fees in the prior year.

Net realized gain (loss) on sales of investments

During the three and six months ended June 30, 2023, we recognized $2.4 million and $3.9 million of net realized losses on our portfolio investments, respectively. During both the three and six months ended June 30, 2022, we recognized $15.5 million of net realized gains on our portfolio investments, respectively.

Net change in unrealized appreciation (depreciation) on investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three and six months ended June 30, 2023, we recognized $4.6 million and $4.3 million of net change in unrealized appreciation on investments, respectively. For the three and six months ended June 30, 2022, we recognized $19.6 million and $19.4 million of net change in unrealized depreciation on investments.

Changes in net assets resulting from operations

For the three and six months ended June 30, 2023, we recorded a net increase in net assets resulting from operations of $3.2 million and $2.6 million, respectively. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2023, our per share net increase in net assets resulting from operations was $1.20 and $0.96, respectively.

For the three and six months ended June 30, 2022, we recorded a net decrease in net assets resulting from operations of $5.0 million and $5.9 million. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2022, our per share net decrease in net assets resulting from operations was $1.86 and $2.17, respectively.

Financial Condition, Liquidity and Capital Resources

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our stockholders, and repay indebtedness.

Since our IPO, we have raised approximately $136.0 million in net proceeds from equity offerings through June 30, 2023.

KeyBank Credit Facility

On October 30, 2020, Capitala Business Lending, LLC (“CBL”), a direct, wholly owned, consolidated subsidiary of the Company, entered into a senior secured revolving credit agreement (“the KeyBank Credit Facility”) with the investment adviser at the time, as collateral manager, the lenders from time to time parties thereto (each, a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. The KeyBank Credit Facility was amended on May 10, 2022 and October 20, 2022. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $75.0 million as of May 10, 2022, with an uncommitted accordion feature that allows the Company to borrow up to an additional $125.0 million. The KeyBank Credit Facility matures on May 10, 2027, unless there is an earlier termination or event of default. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through May 10, 2025, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at 1M Term SOFR plus 2.90% during the 3-year revolving period and 3.25% thereafter, with a 0.40% 1M Term SOFR floor. CBL will also pay an unused commitment fee at a rate of (1) 1.00% if utilization is less than or equal to 30.0%, (2) 0.65% if utilization is greater than 30.0% but less than or equal to 60.0%, or (3) 0.35% if utilization is greater than 60.0%, per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility. As of June 30, 2023 , there were draws of $56.4 million on the KeyBank Credit Facility. The KeyBank Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of June 30, 2023, assets pledged to secure the KeyBank Credit Facility had a fair value of $120.5 million.

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

As of June 30, 2023, the Company had $15.0 million in 2032 Convertible Notes outstanding.

2026 Notes

On October 29, 2021, the Company issued $50.0 million in aggregate principal amount of 5.25% fixed rate notes due October 30, 2026 (the “2026 Notes”) pursuant to a supplemental indenture with U.S. Bank National Association (the “Trustee”), which supplements that certain base indenture, dated as of June 16, 2014. The 2026 Notes were issued in a private placement exempt from registration under the Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds to the Company were approximately $48.8 million, after deducting estimated offering expenses. The Notes will mature on October 30, 2026 and may be redeemed in whole or in part at the Company's option at any time or from time to time at the redemption prices set forth in the Indenture. The Notes bear interest at a rate of 5.25% per year payable semi-annually on April 30 and October 30 of each year, commencing on April 30, 2022. The Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company's existing and future indebtedness that is expressly subordinated in right of payment to the Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company's secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.

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

As of June 30, 2023, the Company had approximately $50.0 million in aggregate principal amount of 2026 Notes outstanding.

2022 Notes

On May 16, 2017, the Company issued $70.0 million in aggregate principal amount of 6.0% fixed-rate notes due May 31, 2022 (the “2022 Notes”). On May 25, 2017, we issued an additional $5.0 million in aggregate principal amount of the 2022 Notes pursuant to a partial exercise of the underwriters’ overallotment option. On November 1, 2021, we notified the Trustee for the 2022 Notes of the Company's election to redeem $50.0 million aggregate principal amount of the 2022 Notes outstanding. The redemption was completed on December 6, 2021. On May 31, 2022, the 2022 Notes reached maturity, and the entire outstanding principal of the 2022 Notes became payable and was paid by the Company. Accordingly, as of June 30, 2023, there were no 2022 Notes outstanding.

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

2022 Convertible Notes

On May 26, 2017, the Company issued $50.0 million in aggregate principal amount of 5.75% fixed-rate convertible notes due May 31, 2022 (the “2022 Convertible Notes”). On June 26, 2017, we issued an additional $2.1 million in aggregate principal amount of the 2022 Convertible Notes pursuant to a partial exercise of the underwriters’ overallotment option. On May 31, 2022, the 2022 Convertible Notes reached maturity, and the entire outstanding principal of the 2022 Convertible Notes became payable, and was paid by the Company. Accordingly, as of June 30, 2023, there were no 2022 Convertible Notes outstanding.

Interest on the 2022 Convertible Notes was payable quarterly. The 2022 Convertible Notes were listed on the NASDAQ Capital Market under the trading symbol “CPTAG” with a par value of $25.00 per share.

Asset Coverage Ratio

We are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150% if certain requirements are met, after such borrowing, with certain limited exceptions. As of June 30, 2023, our asset coverage ratio was 178%. If our asset coverage ratio falls below 150% due a decline in the fair market of our portfolio, we may be limited in our ability to raise additional debt.

Cash and Cash Equivalents

As of June 30, 2023, we had $6.3 million in cash and cash equivalents.

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

A summary of our significant contractual payment obligations as of June 30, 2023 are as follows (dollars in millions):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
2026 Notes	$—	$—	$50.0	$—	$50.0
2032 Convertible Notes	—	—	—	15.0	15.0
KeyBank Credit Facility	—	—	56.4	—	56.4
Total Contractual Obligations	$—	$—	$106.4	$15.0	$121.4

Distributions

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we timely distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. We made quarterly distributions to our stockholders for the first four full quarters subsequent to our IPO. To the extent we had income available, we made monthly distributions to our stockholders from October 30, 2014 until March 30, 2020. As announced on April 1, 2020, distributions, if any, will be made on a quarterly basis effective for the second quarter of 2020. Our stockholder distributions, if any, will be determined by our Board on a quarterly basis. Any distributions to our stockholders will be declared out of assets legally available for distribution. For the three and six months ended June 30, 2023, the Company made a distribution of $0.22 and $0.40 per share, respectively. The Company’s Board determined not to declare a distribution for the first and second quarter of 2022.

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

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, the Company had the following outstanding unfunded commitments to existing portfolio companies (dollars in thousands):

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Accordion Partners LLC(1)	First Lien/Senior Secured Debt	$—	$897
Accordion Partners LLC (Revolver)	First Lien/Senior Secured Debt	1,531	1,531
BetaNXT, Inc. (Revolver)	First Lien/Senior Secured Debt	453	453
Bradshaw International, Inc. (Revolver)	First Lien/Senior Secured Debt	922	922
Critical Nurse Staffing, LLC(1)	First Lien/Senior Secured Debt	2,063	2,063
Critical Nurse Staffing, LLC (Revolver)	First Lien/Senior Secured Debt	540	700
Dentive, LLC(1)	First Lien/Senior Secured Debt	541	598
Dentive, LLC (Revolver)	First Lien/Senior Secured Debt	187	187
Epic Staffing Group(1)	First Lien/Senior Secured Debt	872	872
Great Lakes Funding II LLC - Series A	Joint Venture	20	80
GreenPark Infrastructure, LLC - Series M-1	Common Stock and Membership Units	732	732
Keg Logistics LLC (Revolver)	First Lien/Senior Secured Debt	—	436
Marble Point Credit Management LLC (Revolver)	First Lien/Senior Secured Debt	N/A	2,500
Premier Imaging, LLC(1)	First Lien/Senior Secured Debt	1,378	1,378
PhyNet Dermatology LLC(1)	First Lien/Senior Secured Debt	259	N/A
Taoglas Group Holdings Limited (Revolver)	First Lien/Senior Secured Debt	418	N/A
VBC Spine Opco, LLC (DxTx Pain and Spine LLC)(1)	First Lien/Senior Secured Debt	968	N/A
VBC Spine Opco, LLC (DxTx Pain and Spine LLC) (Revolver)	First Lien/Senior Secured Debt	145	N/A
Wealth Enhancement Group, LLC (Revolver)	First Lien/Senior Secured Debt	438	438
Total Unfunded Commitments		$11,467	$13,787

(1) Delayed-draw term loan.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

On August 8, 2023, the Company’s Board of Directors approved a distribution of $0.26 per share payable on August 31, 2023 to stockholders of record as of August 22, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts subject to the requirements of the 1940 Act. For the six months ended June 30, 2023, we did not engage in hedging activities.

As of June 30, 2023, we held 47 securities bearing a variable rate of interest. Our variable rate investments represent approximately 83.2% of the fair value of our total debt investments. As of June 30, 2023, none of our variable rate securities were yielding interest at a rate equal to the established interest rate floor. As of June 30, 2023, we had $56.4 million outstanding on our KeyBank Credit Facility, which has a variable rate of interest at one-month SOFR + 2.90%, subject to an interest rate floor of 0.40%. As of June 30, 2023, all of our other interest paying liabilities, consisting of $50.0 million in 2026 Notes and $15.0 million in 2032 Convertible Notes, were bearing interest at a fixed rate.

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

Based on our June 30, 2023 consolidated statements of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$4,410	$(1,717)	$2,693
Up 200 basis points	2,940	(1,144)	1,796
Up 100 basis points	1,470	(572)	898
Down 100 basis points	(1,470)	572	(898)
Down 200 basis points	(2,940)	1,144	(1,796)
Down 300 basis points	$(4,332)	$1,717	$(2,615)

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

As of June 30, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than the shares issued pursuant to our DRIP, we did not engage in any sales of unregistered securities during the period covered in this report. We issued a total of 47 shares and 187 shares, respectively, of common stock under our DRIP during the three and six months ended June 30, 2023. This issuance was not subject to the registration requirements of the Securities Act. For both the three and six months ended June 30, 2023, the aggregate value of the shares of our common stock issued under our DRIP was less $0.1 million.

The following table sets forth information regarding recent repurchases of shares of our common stock.

Period	Total Number of Shares Purchased	Average Price per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2023 through January 31, 2023	—	$	N/A	—	$	N/A
February 1, 2023 through February 28, 2023	—		N/A	—		N/A
March 1, 2023 through March 31, 2023	1,625		20.90	1,625		5.0
April 1, 2023 through April 30, 2023	3,551		21.10	3,551		4.9
May 1, 2023 through May 31, 2023	3,644		20.61	3,644		4.8
June 1, 2023 through June 30, 2023	5,292		19.85	5,292		4.7
Total	14,112			14,112

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

Date: August 9, 2023	By	/s/ Ted Goldthorpe
Ted Goldthorpe
Chief Executive Officer and President
(Principal Executive Officer)
Logan Ridge Finance Corporation

Date: August 9, 2023	By	/s/ Jason Roos
Jason Roos
Chief Financial Officer
(Principal Financial Officer)
Logan Ridge Finance Corporation