Form 10-K
period 2023-12-31
Logan Ridge Finance Corp.
filed 2024-03-26
CIK 1571329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $55.4 million based on the number of shares held by non-affiliates of the registrant as of June 30, 2023, which was the last business day of the registrant’s most recently completed second fiscal quarter. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

The number of shares of Logan Ridge Finance Corporation’s common stock, $0.01 par value, outstanding as of March 19, 2024 was 2,678,155.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2024 are incorporated by reference in Part III of this Form 10-K.

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

• geopolitical instability and volatility in the global markets caused by events such as the deterioration in the bilateral relationship between the U.S. and China, the military conflict between Russia and Ukraine, and the military conflict between Israel and Hamas;

• uncertain effects due to the discontinuation of LIBOR and due to the transition to SOFR;

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

ITEM 1. BUSINESS

FORMATION OF OUR COMPANY

We are an externally managed non-diversified closed-end management investment company incorporated in Maryland that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We commenced operations on May 24, 2013 and completed our initial public offering (“IPO”) on September 30, 2013. We are managed by Mount Logan Management LLC, an investment adviser that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and BC Partners Management LLC provides the administrative services necessary for us to operate. For U.S. federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company believes it qualified as a RIC under the Code for the fiscal year ended December 31, 2023, and the Company intends to comply with the requirements to continue to qualify annually as a RIC under the Code. For the fiscal years ended December 31, 2022, 2021 and 2020, the Company failed the income source requirement under subchapter M of the Code, and thus did not qualify as a RIC under the Code for such years. The Company has determined that there would be no quantitative impact to the consolidated statements of assets and liabilities, the consolidated statements of operations, the consolidated statements of changes in net assets, and the consolidated statements of cash flows as of and for the years ended December 31, 2022, 2021 and 2020. See “Business – Failure to Qualify as a RIC”.

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

On September 24, 2013, we acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of our common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became our wholly owned subsidiaries. Fund II and Fund III retained their small business investment company (“SBIC”) licenses, continued to hold their existing investments at the time of the IPO and have continued to make new investments. The IPO consisted of the sale of 4,000,000 shares of our common stock at a price of $20.00 per share resulting in net proceeds to us of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to us, and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (“SBA-guaranteed debentures”) and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. Accordingly, as of December 31, 2023 and 2022, there were no SBA-guaranteed debentures outstanding.

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

As part of the Transaction, beginning on July 1, 2021, the Investment Adviser entered into a two-year contractual fee waiver (the “Fee Waiver”) with the Company to waive, to the extent necessary, any capital gains fee under the Investment Advisory Agreement that exceeds what would have been paid to Capitala in the aggregate over such two-year period under the prior advisory agreement. The Fee Waiver expired at the end of the two-year period.

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

SUMMARY RISK FACTORS

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in “Item 1A. Risk Factors” of this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC.

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
•
We have identified a material weakness in our internal control over financial reporting and if our remediation of this material weakness is not effective, or if we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or operating results, which may adversely affect our business.

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
•
Our portfolio may be concentrated in a limited number of industries, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated. Our portfolio will be considered to be concentrated in a particular industry when 25% or greater of its total assets are invested in issuers that are a part of that industry. The Company currently has investments concentrated in the healthcare industry.
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

Most of our debt investments are structured as first lien loans, and as of December 31, 2023, 79.8% of the fair value of our debt investments consisted of such investments. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt in one debt security, bifurcating the loan into a first-out tranche and last-out tranche. As of December 31, 2023, none of our first lien loans consisted of last-out loans. We believe that unitranche debt can be attractive for many lower middle-market and traditional middle-market businesses, given the reduced structural complexity, single lender interface and elimination of intercreditor or potential agency conflicts among lenders.

We may also invest in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender. On a fair market value basis, 5.1% of our debt investments consisted of second lien loans as of December 31, 2023.

Some of our debt investments have payment-in-kind (“PIK”) interest, which is a form of interest that is not paid currently in cash but is accrued and added to the loan balance until paid at the end of the term. While we generally seek to minimize the percentage of our fixed return that is in the form of PIK interest, we sometimes receive PIK interest due to prevailing market conditions that do not support the overall blended interest yield on our debt investments being paid in all-cash interest. As of December 31, 2023, our weighted average PIK yield was 0.8% (excluding the income from non-accruals and collateralized loan obligations). As of December 31, 2023, the weighted average annualized cash yield on our debt portfolio was 10.4% (excluding the income from non-accruals and collateralized loan obligations). In addition to yield in the form of current cash and PIK interest, some of our debt investments include an equity component, such as a warrant to purchase a common equity interest in the borrower for a nominal price.

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

AGREEMENTS

Investment Advisory Agreement

On July 1, 2021, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser, which was approved by the Company’s stockholders on May 27, 2021. Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect from year-to-year if approved annually by the Board or by a majority of our outstanding voting securities, including, in either case, by a majority of our directors who are not “interested persons” as such term is defined in Section 2(a)(19) of the 1940 Act (“Independent Directors”). The Board most recently approved the renewal of the Investment Advisory Agreement at a meeting on May 9, 2023. Subject to the overall supervision of the Board, the Investment Adviser manages our day-to-day operations and provides investment advisory and management services to us. Under the terms of the Investment Advisory Agreement, the Investment Adviser:

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

The incentive fee consists of the following two parts:

The first part of the incentive fee is calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income, and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, diligence, and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, dated July 1, 2021, between us and the Administrator (the “Administration Agreement”), to our Administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 2.0% per quarter (8.0% annualized). The Company pays the Investment Adviser an incentive fee with respect to the pre-incentive fee net investment income in each calendar quarter as follows:

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

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Adviser that would, when taken together with all other incentive fees paid to the Investment Adviser during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20.0% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. As of December 31, 2023 and 2022, the Company did not have incentive fees payable to the Investment Adviser related to fees earned in prior years but deferred under the incentive fee deferral mechanism, respectively.

Beginning on July 1, 2021, the Investment Adviser entered into a two-year contractual fee waiver (the “Fee Waiver”) with the Company to waive, to the extent necessary, any capital gains fee under the Investment Advisory Agreement that exceeds what would have been paid to our prior investment adviser, Capitala Investment Advisors, LLC, in the aggregate over such two-year period under the prior advisory agreement. The Fee Waiver expired at the end of the two-year period.

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

Duration and Termination

On July 1, 2021, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser, which was approved by the Company’s stockholders on May 27, 2021. Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect from year-to-year if approved annually by the Board or by a majority of our outstanding voting securities, including, in either case, by a majority of our directors who are not “interested persons” as such term is defined in Section 2(a)(19) of the 1940 Act (“Independent Directors"). The Board most recently approved the renewal of the Investment Advisory Agreement at a meeting on May 9, 2023. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may also be terminated by either party without penalty upon not less than 60 days’ written notice to the other party. See “Risk Factors — Risks Relating to Our Business and Structure — Our Investment Adviser has the right to resign on 60 days’ notice and we may not be able to find a suitable replacement within such time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

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

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute for each calendar year in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any ordinary income and capital gain net income that we recognized in preceding years, but were not distributed during such years, and on which we paid no corporate-level U.S. federal income tax (the “Excise Tax Distribution Requirement”).

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•
continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain loans of securities, gains from the sale or other disposition of stock, securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock, securities or currencies (the “90% Income Test”); and
•
diversify our holdings so that at the end of each quarter of the taxable year:
o
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
o
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

In accordance with certain applicable U.S. Treasury regulations and other guidance issued by the Internal Revenue Service (“IRS”), a publicly offered RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash available to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or other applicable IRS guidance.

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

Subject to the discussion below under “Business – Failure to Qualify as a RIC,” the remainder of this discussion assumes that we will qualify as a RIC and have satisfied the Annual Distribution Requirement.

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

We believe we qualified as a RIC under the Code for the fiscal year ended December 31, 2023, and we intend to comply with the requirements to continue to qualify annually as a RIC under the Code. The Company filed its tax returns as a RIC for the fiscal years ended December 31, 2022, 2021, and 2020. However, in March 2024, the Company determined that information received from a portfolio company held in prior fiscal years and sold in 2022 was inaccurate, and, as a result, the Company did not satisfy the income source requirement for the fiscal years ended December 31, 2022, 2021, and 2020. Accordingly, the Company did not qualify as a RIC under the Code for the fiscal years ended December 31, 2022, 2021 and 2020, and thus the Company would be subject to U.S. federal income tax on all of its taxable income at regular corporate rates for these periods. Based on the assessment that the Company did not qualify as a RIC for the fiscal years ended December 31, 2022, 2021 and 2020, the Company calculated its provision for income tax as a C-Corporation for such fiscal years. Given the operations of the Company for that period, the Company has determined no income tax or capital gains taxes would be due and payable for those periods, had the Company claimed status and filed returns as a C-Corporation. Thus, the Company has determined that there would be no quantitative impact to the consolidated statements of assets and liabilities, the consolidated statements of operations, the consolidated statements of changes in net assets, and the consolidated statements of cash flows as of and for the years ended December 31, 2022, 2021 and 2020. The Company did not have a net unrealized gain on its portfolio as of the first day of the fiscal year the Company requalified as a RIC that would be subject to tax if recognized within the subsequent five years.

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

As a BDC, we are generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150%, if certain conditions are met, after each issuance of senior securities. On March 23, 2018, the Small Business Credit Availability Act (the “SBCA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150% (i.e., the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met. On November 1, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage. As a result, our asset coverage ratio requirement for senior securities was changed from 200% to 150%, effective November 1, 2019.

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

REPURCHASE AGREEMENTS

A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements with a single counterparty, we may not meet the diversification tests in order to qualify as a RIC under the Code. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Proxy Voting Records

You may obtain information about how we voted proxies by making a written request for proxy voting information to: Mount Logan Management LLC, 650 Madison Avenue, 23rd Floor, New York, New York 10022.

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

Additionally, the effect of the United Kingdom (the “U.K.”) ending its membership in the European Union (“Brexit”) has led to economic and market uncertainty and periods of volatility in the U.K. and more broadly, and may continue to adversely affect European or worldwide economic or market conditions or could contribute to instability in global financial and real estate markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. Likewise, similar actions taken by other European and other countries in which we operate could have a similar or even more profound impact.

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

We had $50.0 million and $15.0 million, respectively, of 2026 Notes and 2032 Convertible Notes outstanding as of December 31, 2023. In addition, as of December 31, 2023, we had $39.6 million outstanding under the KeyBank Credit Facility that provides for borrowings of up to $75.0 million on a revolving basis and may be increased up to $125.0 million in accordance with the terms and in the manner described in the KeyBank Credit Facility. If we are unable to secure additional debt financing on commercially reasonable terms, our liquidity could be reduced significantly. If we are unable to repay amounts outstanding under any debt facilities we may obtain and are declared in default or are unable to renew or refinance these facilities, we may not be able to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, another economic downturn or an operational problem that affects third parties or us and could materially damage our business.

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

The U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including recent suspensions of the federal debt ceiling and an increase in the debt ceiling, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States.

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

In addition, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current Administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China, the military conflict between Russia and Ukraine or the military conflict between Israel and Hamas, could lead to disruption, instability and volatility in the global markets. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events may limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.

The ongoing military conflict between Russia and Ukraine and the ongoing military conflict between Israel and Hamas may have a material adverse impact on us and our portfolio companies.

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

In October 2023, Hamas (an organization which has been designated as a terrorist organization by the United States and several other nations), committed a terrorist attack within Israel which began an active armed conflict between Hamas and Israel. The conflict and measures taken in response could have a negative impact on the economy and business activity globally (including in countries in which the Company invests), and therefore could adversely affect the performance of the investments. The severity and duration of the conflict and its future impact on global economic and market conditions (including, for example, oil prices) present a material uncertainty and risk with respect to the economic stability and the performance of the investments and operations in the region. There is a risk that the armed conflict may expand, which may exacerbate the risks described above. Similar risks exist to the extent that any service providers, vendors or certain other parties have material operations or assets in the Middle East, or the immediate surrounding areas. The United States has announced sanctions and other measures against Hamas-related persons and organizations in response to the terrorist attacks, and the United States (and/or other countries) may announce further sanctions related to the ongoing conflict in the future.

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

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of a public health emergency and the resulting measures taken in response thereto. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

Even after any major public health emergency subsides, the U.S. economy and most other major global economies may experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

Our investments in the healthcare and pharmaceutical services industry sector are subject to extensive federal, state and local healthcare laws and regulations and certain other risks particular to that industry.

We invest in healthcare and pharmaceutical services. Our investments in portfolio companies that operate in this sector are subject to certain significant risks particular to that industry. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could subject our portfolio companies engaged in healthcare to potential government inquiries, investigations and/or enforcement proceedings, and ultimately incur civil, criminal and administrative sanctions, including, without limitation, fines, penalties and exclusion from government programs. The application of such laws and regulations can also force these companies to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices. Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal health care reform initiatives, could fundamentally change the dynamics of the healthcare industry. In particular, as health insurance reform such as the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010, has had a significant effect on companies in this industry sector, other current and future health insurance initiatives may force our portfolio companies in this industry sector to change how they do business. We can give no assurance that these portfolio companies will be able to adapt successfully to these changes. Any of these factors could materially adversely affect the operations of a portfolio company in this industry sector and, in turn, impair our ability to timely collect principal and interest payments owed to us.

The U.S. capital markets have experienced extreme volatility and disruption over the past several years.

Disruptions in the capital markets caused by inflation and rising interest rates, the military conflict between Ukraine and Russia and the military conflict between Israel and Hamas, health epidemics and pandemics and other globally significant trends and events have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by the Investment Adviser in its role as valuation designee, subject to the ultimate oversight of our Board. Typically, there will not be a public market for the securities of the privately held companies in which we invest. As a result, we value these securities quarterly at fair value as determined in good faith by the Investment Adviser, based on, among other things, input of third-party independent valuation firm(s), subject to the oversight of our Board.

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

We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions. Our ability to pay distributions might be, and has in the past been, adversely affected by the impact of one or more of the risk factors described in this annual report or incorporated herein by reference, including recent macro-economic trends and events, such as geo-political conflicts and high levels of inflation. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

As a RIC, if we do not distribute a certain percentage of our income annually, we may suffer adverse tax consequences, including possibly losing the U.S. federal income tax benefits allowable to RICs. We cannot assure you that you will receive distributions at a particular level or at all.

In certain cases, we may recognize income before or without receiving the accompanying cash. Depending on the amount of noncash income, this could result in difficulty satisfying the annual distributions requirement applicable to RICs. Accordingly, we may have to sell some portfolio investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements.

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

There has been ongoing discussion and commentary regarding further potential significant changes to U.S. trade policies, treaties and tariffs. Since 2018, the U.S. has imposed various tariffs on Chinese goods, and China has retaliated by placing tariffs on various U.S. goods. Both countries signed a phase one trade agreement in January 2020 halting further tariffs and increasing sales of U.S. goods to China. The agreement left in place most tariffs, which remained in place as of the end of 2023. It is unclear what the final outcome of the negotiations and agreements will result in. These prior tariffs have resulted in, and may continue to trigger, retaliatory actions by affected countries, including the imposition of tariffs on the U.S. by other countries. These events have created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity, restrict our portfolio companies’ access to suppliers or customers, increase costs, decrease margins, reduce the competitiveness of products and services offered by current or future portfolio companies and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

We have identified a material weakness in our internal control over financial reporting and if our remediation of this material weakness is not effective, or if we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or operating results, which may adversely affect our business.

In March 2024, we identified a material weakness in our internal controls over financial reporting related to our failure to satisfy the requirements to maintain our special tax status as a RIC for the years ended December 31, 2020, 2021 and 2022, and management has determined that, as of December 31, 2023, we did not maintain effective internal control over financial reporting. This material weakness and our remediation efforts are described in “Controls and Procedures.” Although management does not believe the misstatements are material to any of the impacted financial statements and thus no adjustment to any of the Company’s previously reported financial statements is considered necessary, we cannot assure you that we will adequately remediate the material weakness or that additional material weaknesses in our internal controls will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in restatements of our financial statements, cause us to fail to meet our reporting obligations in addition to stock exchange listing requirements, investors may lose confidence in our reported financial information, our stock price may decline as a result, and we could be subject to litigation or regulatory enforcement actions.

We are in the process of remediating the identified material weakness in our internal controls, but we are unable at this time to estimate when the remediation effort will be completed. If we fail to remediate this material weakness, there will continue to be an increased risk that our future financial statements could contain errors that will be undetected. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses. The potential consequences of any material weakness could have a material adverse effect on our business, results of operations and financial condition. Further and continued determinations that there are material weaknesses in the effectiveness of our internal controls could impact the operations of our business, including our ability to obtain financing, the cost of any financing we obtain or require additional expenditures of resources to comply with applicable requirements.

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

We may experience fluctuations in our quarterly and annual operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, any sales, dispositions or liquidity events of our portfolio companies, the interest rate payable on the debt securities we acquire, the level of portfolio dividend and fee income, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. Given that the portfolio is concentrated in a limited number of portfolio companies and industries, including healthcare, distributions, dispositions or liquidity events affecting a portfolio company or industry in which we own a significant position may adversely affect our net asset value and results of operations. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Any unrealized depreciation we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Adviser, in its role as valuation designee, subject to the oversight of our Board. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value.

Recent legislation permits the Company to incur additional leverage.

Prior to the Small Business Credit Availability Act being signed into law, a BDC generally was not permitted to incur indebtedness unless immediately after such borrowing it had an asset coverage for total borrowings of at least 200% (i.e., a 1:1 leverage-to-equity ratio). The Small Business Credit Availability Act, signed into law on March 23, 2018, contains a provision that grants a BDC the option, subject to certain conditions and disclosure obligations, to increase the leverage of its portfolio to a maximum of 2:1. On November 1, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage. As a result, we are permitted to incur additional indebtedness, and, therefore, the risk of an investment in our common stock may be greater than prior to November 2018.

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

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation has accelerated significantly over 2023 in the U.S. and globally, and the U.S. Federal Reserve has responded by tightening monetary policy. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may further tighten in response. Certain of our portfolio companies may be impacted by inflation and persistent inflationary pressures could negatively affect our portfolio companies’ profit margins. Inflation could become a serious problem in the future and have an adverse impact on the Company’s returns.

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

As of December 31, 2023, we had $15.0 million of 5.25% fixed rate convertible notes due April 1, 2032 (the “2032 Convertible Notes”) and $50.0 million of 5.25% fixed rate notes due October 30, 2026 (the “2026 Notes”) outstanding. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interests.

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

Our portfolio may be concentrated in a limited number of industries. Our portfolio will be considered to be concentrated in a particular industry when 25% or greater of its total assets are invested in issuers that are a part of that industry. A downturn in any industry in which we are invested could significantly impact the aggregate returns we realize. We currently have investments concentrated in the healthcare industry. A downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

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

In 2022 and 2023, the U.S. Federal Reserve tightened monetary policy by increasing interest rates aggressively to combat inflation.

The interest rates of some of our floating-rate loans to our portfolio companies may be priced using a spread over LIBOR, which was phased out on June 30, 2023.

We historically used the London Interbank Offered Rate (“LIBOR”) as a reference for setting the interest rates on our loans, including floating rate loans that we extend to portfolio companies. Certain LIBOR rates were generally phased out by the end of 2021, and some regulated entities have ceased to enter into new LIBOR-based contracts beginning January 1, 2022. Most U.S. dollar London Interbank Offered Rate, or LIBOR, loans are no longer published after June 30, 2023 although certain synthetic rates will be published through September 30, 2024. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”). As of December 31, 2023, primarily all of our loan agreements with portfolio companies as well as our credit facilities either include fallback language to address a LIBOR replacement or such agreements have been amended to no longer utilize LIBOR as a factor in determining the interest rate. The transition away from LIBOR to alternative reference rates has been complex and the transition of our remaining loan agreements with portfolio companies to a LIBOR replacement could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.

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

In August 2022, new Rule 18f-4 under the 1940 Act became effective. This rule relates to the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under the new rule, BDCs that make significant use of derivatives are required to operate subject to a value-at-risk leverage limit, adopt a derivatives risk management program and appoint a derivatives risk manager, and comply with various testing and board reporting requirements. These new requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in the rule. Under an exemption included in the rule, a BDC may enter into an unfunded commitment agreement, such as an agreement to provide financing to a portfolio company, without treating the transaction as an derivatives transaction, provided that the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as the obligation becomes due. We currently operate and intend to continue to operate as a “limited derivatives user,” which may limit our ability to use derivatives and/or enter into certain other financial contracts. As a “limited derivatives user”, the Company will be subject to substantially fewer substantive requirements under the rule. However, there is no guarantee that the Company will meet or continue to meet the requirements to be a limited derivatives user, and, as a result, there is a risk that the Company may become subject to more onerous requirements under Rule 18f-4 than currently intended.

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

Most of the loans in which we invest are not structured to fully amortize during their lifetime. Accordingly, a significant portion of the principal amount of such a loan may be due at maturity. As of December 31, 2023, generally all debt instruments in our portfolio will not fully amortize prior to maturity. In order to create liquidity to pay the final principal payment, borrowers typically must raise additional capital. If they are unable to raise sufficient funds to repay us or we have not elected to enter into a new loan agreement providing for an extended maturity, the loan will go into default, which will require us to foreclose on the borrower’s assets, even if the loan was otherwise performing prior to maturity. This will deprive the Company from immediately obtaining full recovery on the loan and prevent or delay the reinvestment of the loan proceeds in other, more profitable investments.

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

Assumed Return on Our Portfolio(1) (net of expenses)	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	-29.6%	-18.5%	-7.5%	3.6%	14.6%

(1)
Assumes $197.1 million in total assets, $104.6 million in debt outstanding and $89.2 million in net assets as of December 31, 2023. Assumes an average cost of funds of 6.4% based on the stated interest rate as of December 31, 2023. Actual interest payments may be different.

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

Although we have elected to be treated as a RIC, and believe we qualified as a RIC for the fiscal year ended December 31, 2023, no assurance can be given that we will be able to continue to qualify for and maintain our RIC tax treatment under the Code. To continue to maintain our RIC tax treatment under the Code, we must meet the following source-of-income, asset diversification, and distribution requirements.

The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale or other disposition of stock or securities or similar sources. The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our RIC tax treatment under the Code. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses. We may have difficulty complying with those requirements. In particular, if we have equity investments in portfolio companies that are treated as partnerships or other pass-through entities for tax purposes, we may not have control over, or receive accurate information about, the underlying income and assets of those portfolio companies that are taken into account in determining our compliance with the income source and asset diversification requirements.

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

If we fail to satisfy the income source or asset diversification requirements for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level U.S. federal income taxes or to dispose of certain assets).

If we fail to qualify for tax treatment as a RIC under the Code for any reason and remain or become subject to corporate-level U.S. federal income tax on all of our income, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution or reinvestment and the amount of our distributions.

We believe we qualified as a RIC under the Code for the fiscal year ended December 31, 2023, and we intend to comply with the requirements to continue to qualify annually as a RIC under the Code. The Company filed its tax returns as a RIC for the fiscal years ended December 31, 2022, 2021, and 2020. However, in March 2024, the Company determined that information received from a portfolio company held in prior fiscal years and sold in 2022 was inaccurate, and, as a result, the Company did not satisfy the income source requirement for the fiscal years ended December 31, 2022, 2021, and 2020. Accordingly, the Company did not qualify as a RIC under the Code for the fiscal years ended December 31, 2022, 2021 and 2020, and thus the Company would be subject to U.S. federal income tax on all of its taxable income at regular corporate rates for these periods. Based on the assessment that the Company did not qualify as a RIC for the fiscal years ended December 31, 2022, 2021 and 2020, the Company calculated its provision for income tax as a C-Corporation for such fiscal years. Given the operations of the Company for that period, the Company has determined no income tax or capital gains taxes would be due and payable for those periods, had the Company claimed status and filed returns as a C-Corporation. Thus, the Company has determined that there would be no quantitative impact to the consolidated statements of assets and liabilities, the consolidated statements of operations, the consolidated statements of changes in net assets, and the consolidated statements of cash flows as of and for the years ended December 31, 2022, 2021 and 2020. The Company did not have a net unrealized gain on its portfolio as of the first day of the fiscal year the Company requalified as a RIC that would be subject to tax if recognized within the subsequent five years.

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

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year in such a month, the dividend will be treated for all U.S. federal income tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2023 until as late as December 31, 2024. If we choose to pay a spillover dividend, we will incur the 4.0% U.S. federal excise tax on some or all of the distribution.

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

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. In addition, we have elected to accrue market discount with respect to debt instruments acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition of the debt instruments. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate-level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash.

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
We anticipate that a portion of our income may constitute original issue discount, market discount or other income required to be included in taxable income prior to receipt of cash.

Because any original issue discount, market discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

We may in the future choose to pay dividends in our own common stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in part in our common stock. In accordance with certain applicable U.S. Treasury regulations and published guidance issued by the IRS, a publicly offered RIC may treat a distribution of its own stock as fulfilling the RIC distribution requirements if each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash available to be distributed to all shareholders must be at least 20.0% of the aggregate declared distribution. If too many shareholders elect to receive cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any shareholder, electing to receive cash, receive less than 20.0% of its entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable shareholders receiving such dividends will be required to include the amount of the dividends as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current or accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our shareholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

Certain properly reported distributions are generally exempt from withholding of U.S. federal income tax where they are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we are at least a 10% stockholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term gains” (generally, the excess of our net short-term capital gain over our net long-term capital loss for such taxable year), and certain other requirements are satisfied.

NO ASSURANCE CAN BE GIVEN AS TO WHETHER ANY OF OUR DISTRIBUTIONS WILL BE ELIGIBLE FOR THIS EXEMPTION FROM WITHHOLDING OF U.S. FEDERAL INCOME TAX OR, IF ELIGIBLE, WILL BE REPORTED AS SUCH BY US. IN PARTICULAR, THIS EXEMPTION WILL NOT APPLY TO OUR DISTRIBUTIONS PAID IN RESPECT OF OUR NON-U.S. SOURCE INTEREST INCOME OR OUR DIVIDEND INCOME (OR ANY OTHER TYPE OF INCOME OTHER THAN GENERALLY OUR NON-CONTINGENT U.S. SOURCE INTEREST INCOME RECEIVED FROM UNRELATED OBLIGORS AND OUR QUALIFIED SHORT-TERM GAINS). IN THE CASE OF OUR COMMON STOCK HELD THROUGH AN INTERMEDIARY, THE INTERMEDIARY MAY WITHHOLD U.S. FEDERAL INCOME TAX EVEN IF WE REPORT THE PAYMENT AS ATTRIBUTABLE TO QUALIFIED NET INTEREST INCOME OR QUALIFIED SHORT-TERM GAIN.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We have processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of the Adviser and other third-party service providers. The Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.

Cybersecurity Program Overview

The Adviser has instituted a cybersecurity program, overseen by the Adviser’s Global Head of Infrastructure & Cybersecurity (“GHIC”), which is designed to assess, identify, and manage material cyber risks applicable to the Company. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.

The Company relies on the Adviser to engage external experts, including cybersecurity assessors, consultants, and other specialists as appropriate to evaluate cybersecurity measures and risk management processes, including those applicable to the Company.

The Company relies on the Adviser’s risk management program and processes, which include cyber risk assessments. The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company takes steps to identify and oversee risks from cybersecurity threats associated with our use of such entities and the Chief Compliance Officer (“CCO”) of the Company reviews cybersecurity-related reports provided by key service providers.

Board Oversight of Cybersecurity Risks

The Board would be made aware of any material risks associated with cybersecurity threats. The Board currently receives periodic updates from the Company’s CCO regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

Management’s Role in Cybersecurity Risk Management

The Company’s management, including the Company’s CCO, is responsible for assessing and managing material risks from cybersecurity threats. The CCO, in managing such risks relating to cybersecurity threats, relies on the assistance provided by the Adviser’s GHIC. The Adviser’s GHIC has extensive experience in managing cybersecurity and information security programs for financial services companies with complex information systems. The CCO has been responsible for this oversight function as CCO to the Company since 2021 and has worked in the financial services industry for more than 15 years, during which the CCO has gained expertise in assessing and managing such risks applicable to the Company.

Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of material cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with legal, information technology, and/or compliance personnel of the Adviser.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, results of operation, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any material risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, results of operation, and financial condition.

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

HOLDERS

The last reported price for shares of our common stock on March 19, 2024 was $22.35 per share. As of March 19, 2024, there were 20 holders of record of shares of our common stock.

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

		Sales Price		Premium or (Discount) of High Sales Price to NAV(2)	Premium or (Discount) of Low Sales Price to NAV(2)	Declared Distributions Per Share(3)
Fiscal Year Ended	NAV Per Share(1)	High	Low
December 31, 2024
First Quarter (through March 19, 2024)	*	$23.63	$21.75	*	*	$0.32
December 31, 2023
Fourth Quarter	$33.34	$23.59	$19.82	(29.2)%	(40.6)%	$0.30
Third Quarter	$34.78	$21.85	$20.30	(37.2)%	(41.6)%	$0.26
Second Quarter	$35.68	$21.68	$18.53	(39.2)%	(48.1)%	$0.22
First Quarter	$34.63	$25.00	$20.40	(27.8)%	(41.1)%	$0.18
December 31, 2022
Fourth Quarter	$35.04	$22.75	$17.61	(35.1)%	(49.7)%	$—
Third Quarter	$36.21	$21.04	$14.85	(41.9)%	(59.0)%	$—
Second Quarter	$37.31	$23.05	$14.43	(38.2)%	(61.3)%	$—
First Quarter	$39.16	$26.48	$21.63	(32.4)%	(44.8)%	$—

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

* Not determinable at the time of filing

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from NAV or at premiums that are unsustainable over the long term are separate and distinct from the risk that our NAV will decrease. Since our initial public offering on September 25, 2013, our shares of common stock have traded at times at both a discount and a premium to the net assets attributable to those shares. As of March 19, 2024, shares of our common stock traded at a discount of approximately 33.0% of the NAV attributable to those shares as of December 31, 2023. It is not possible to predict whether shares of our common stock will trade at, above, or below NAV.

DISTRIBUTIONS

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we timely distribute to our stockholders, we are required to distribute at least 90% of our ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, to avoid a U.S. federal excise tax, we must distribute for each calendar year an amount at least equal to the sum of 98% of our ordinary income (during the calendar year) plus 98.2% of our capital gain net income (during the 12-month period ending on October 31 in that calendar year) plus any ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax. We made quarterly distributions to our stockholders for the first four full quarters subsequent to our IPO. To the extent we had income available, we made monthly distributions to our stockholders from October 30, 2014 until March 30, 2020. As announced on April 1, 2020, distributions, if any, will be made on a quarterly basis effective for the second quarter of 2020. Our stockholder distributions, if any, will be determined by our Board on a quarterly basis. Any distributions to our stockholders will be declared out of assets legally available for distribution. During the year ended December 31, 2023, the Company made distributions of $0.96 per share. The Company’s Board determined not to declare any distributions during the years ended December 31, 2022 and 2021.

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

PERFORMANCE GRAPH

The following graph compares the cumulative return on shares of our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on shares of our common stock, for the period from December 31, 2018 through December 31, 2023. The graph assumes that on December 31, 2018, a person invested $100 in each share of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. The graph also assumes that dividends paid are reinvested in the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year.

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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	N/A(1)
Offering expenses borne by us (as a percentage of offering price)	N/A(2)
Dividend reinvestment plan fees (per sales transaction fee)	$15.00(3)
Total stockholder transaction expenses (as a percentage of offering price)	0.00%
Annual expenses (as a percentage of net assets attributable to common stock):
Base management fee	3.91%(4)
Incentive fees payable from Net Investment Income	0.00%(5)
Incentive fee payable from Capital Gains	0.00%(5)
Interest payments on borrowed funds	8.01%(6)
Other expenses	4.65%(7)
Acquired fund fees and expenses	0.12%(8)
Total annual expenses	16.69%(9)

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

(4)
Reflects our gross base management fee as a percentage of net assets. Our base management fee under the Investment Advisory Agreement is calculated at an annual rate of 1.75% of our gross assets, which is our total assets as reflected on our balance sheet and includes any borrowings for investment purposes. The gross base management fee reflected in the table above is based on the fiscal year ended December 31, 2023. See “Investment Advisory Agreement.”
(5)
Assumes that annual incentive fees earned by Mount Logan Management LLC remain consistent with the incentive fees earned by Mount Logan Management LLC during the fiscal year ended December 31, 2023 and includes accrued capital gains incentive fee. As of December 31, 2023, Mount Logan Management LLC has accrued no capital gains incentive fee. As we cannot predict whether we will meet the thresholds for incentive fees under the Investment Advisory Agreement, the incentive fees paid in subsequent periods, if any, may be substantially different than the fees incurred during the fiscal year ended December 31, 2023. For more detailed information about the incentive fee calculations, see Part I, Item 1. Business, Agreements, Investment Advisory Agreement section of this Annual Report on Form 10-K.
(6)
As of December 31, 2023, we had $35.4 million of unused borrowing capacity, subject to maintenance of the applicable total assets to debt ratio, under the 1940 Act. As of such date, we had $39.6 million in borrowings outstanding under our $75.0 million KeyBank Credit Facility, $50.0 million in aggregate principal of 2026 Notes and $15.0 million in aggregate principal of 2032 Convertible Notes. Annual interest expense on borrowed funds represents actual interest expense incurred for the fiscal year ended December 31, 2023, as well as deferred financing costs, amendment costs and make-whole premiums, if any. We caution you that our actual interest expense will depend on prevailing interest rates and our rate of borrowing, which may be substantially higher than the estimate provided in this table.
(7)
“Other expenses” include our overhead expenses, including payments by us under the Administration Agreement based on the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement, and expenses relating to the Dividend Reinvestment Plan, for the fiscal year ended December 31, 2023.
(8)
“Acquired fund fees and expenses” are the indirect costs of investing in the Company’s joint venture, Great Lakes Funding II LLC. The operating expenses in this fee table will not correlate to the expense ratio in the Company’s Financial Highlights because the consolidated financial statements include only the direct operating expenses incurred by the Company. Therefore, amounts may not agree with the Financial Highlights due to the inclusions in this table of Acquired Fund Fees and Expenses and certain other adjustments.
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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return	$168	$446	$663	$1,017

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return	$178	$468	$689	$1,036

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

SALES OF UNREGISTERED SECURITIES

Other than the shares issued pursuant to our DRIP, we did not engage in any sales of unregistered securities during the year ended December 31, 2023. During the year ended December 31, 2023, the Company issued 297 shares of common stock pursuant to its DRIP. This issuance was not subject to the registration requirements of the Securities Act. For the year ended December 31, 2023, the aggregate value of the shares of our common stock issued under our DRIP was $5,959.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information regarding recent repurchases of shares of our common stock.

Period	Total Number of Shares Purchased	Average Price per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2023 through January 31, 2023	—	$	N/A	—	$	N/A
February 1, 2023 through February 28, 2023	—		N/A	—		N/A
March 1, 2023 through March 31, 2023	1,625		20.90	1,625		5.0
April 1, 2023 through April 30, 2023	3,551		21.10	3,551		4.9
May 1, 2023 through May 31, 2023	3,644		20.61	3,644		4.8
June 1, 2023 through June 30, 2023	5,292		19.85	5,292		4.7
July 1, 2023 through July 31, 2023	5,375		21.10	5,375		4.6
August 1, 2023 through August 31, 2023	6,524		21.29	6,524		4.5
September 1, 2023 through September 30, 2023	5,485		21.22	5,485		4.3
October 1, 2023 through October 31, 2023	3,872		20.62	3,872		4.3
November 1, 2023 through November 30, 2023	—		—	—		4.3
December 1, 2023 through December 31, 2023	1,299		23.05	1,299		4.2
Total	36,667			36,667

(1) On March 6, 2023, the Company’s Board authorized a share repurchase program whereby the Company could repurchase up to an aggregate of $5.0 million of its outstanding shares of common stock in the open market. The repurchase program did not obligate the Company to acquire any specific number of shares, and all repurchases were made in accordance with SEC Rule 10b-18 and accomplished through a Rule 10b5-1 plan, which set certain restrictions on the method, timing, price and volume of share repurchases. On March 11, 2024, the Board authorized a new share repurchase program on substantially similar terms. Unless extended or discontinued by the Board, the new repurchase program will terminate on March 31, 2025. The repurchase program may be extended, modified or discontinued at any time for any reason without prior notice.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally must invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150%, if certain requirements are met, after such borrowing, with certain limited exceptions. The Small Business Credit Availability Act (the “SBCA”) allows BDCs to decrease their asset coverage requirement from 200% to 150% (i.e., the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met. On November 1, 2018, our board of directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage, and as a result, our asset coverage ratio requirement for senior securities was changed from 200% to 150%, effective November 1, 2019. As of December 31, 2023, our asset coverage ratio was 184%. To maintain our regulated investment company (“RIC”) status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

We believe we qualified as a RIC under the Code for the fiscal year ended December 31, 2023, and we intend to comply with the requirements to continue to qualify annually as a RIC under the Code. To maintain our RIC tax treatment under the Code, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year. As further discussed below, for the fiscal years ended December 31, 2022, 2021 and 2020, the Company failed the income source requirement under subchapter M of the Code, and thus did not qualify as a RIC under the Code for such years. The Company has determined that there would be no quantitative impact to the consolidated statements of assets and liabilities, the consolidated statements of operations, the consolidated statements of changes in net assets, and the consolidated statements of cash flows as of and for the years ended December 31, 2022, 2021 and 2020. See “Business – Failure to Qualify as a RIC.”
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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their small business investment company (“SBIC”) licenses issued by the U.S. Small Business Administration (“SBA”), and continued to hold their existing investments at the time of IPO and have continued to make new investments after the IPO. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (“SBA-guaranteed debentures”) and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. As of December 31, 2023, there were no SBA-guaranteed debentures outstanding.

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

As part of the Transaction, beginning on July 1, 2021, the Investment Adviser entered into a two-year contractual fee waiver (the “Fee Waiver”) with the Company to waive, to the extent necessary, any capital gains fee under the Investment Advisory Agreement that exceeds what would have been paid to Capitala in the aggregate over such two-year period under the prior advisory agreement. The Fee Waiver expired at the end of the two-year period.

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

The Company’s financial statements as of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022 and 2021 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Income Taxes

Prior to the Formation Transactions, the Legacy Funds were treated as partnerships for U.S. federal, state and local income tax purposes and, therefore, no provision was made in the accompanying consolidated financial statements for federal, state or local income taxes. In accordance with the partnership tax law requirements, each partner would include their respective components of the Legacy Funds’ taxable profits or losses, as shown on their Schedule K-1, in their respective tax or information returns. Subsequent to the Formation Transactions, the Legacy Funds became disregarded entities for tax purposes.

The Company has elected to be treated as a RIC under subchapter M of the Code. The Company believes it qualified as a RIC under the Code for the fiscal year ended December 31, 2023, and the Company intends to comply with the requirements to continue to qualify annually as a RIC under the Code. As further discussed below, for the fiscal years ended December 31, 2022, 2021 and 2020, the Company failed the income source requirement under subchapter M of the Code, and thus did not qualify as a RIC under the Code for such years. The Company has determined that there would be no quantitative impact to the consolidated statements of assets and liabilities, the consolidated statements of operations, the consolidated statements of changes in net assets, and the consolidated statements of cash flows as of and for the years ended December 31, 2022, 2021 and 2020. See “Business – Failure to Qualify as a RIC” as well as “Note 7. – Income Taxes” for additional information.

In order to qualify for tax treatment as a RIC, among other requirements, the Company is required to timely distribute to its stockholders at least 90.0% of its investment company taxable income, as defined by the Code, for each fiscal tax year. The Company will be subject to a nondeductible U.S. federal excise tax of 4.0% on undistributed income if it does not distribute an amount at least equal to the sum of (i) 98.0% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and capital gain net income that it recognized for preceding years, but were not distributed during such years, and on which it paid no U.S. federal income tax.

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

The tax years ended December 31, 2023, 2022, 2021 and 2020 remain subject to examination by U.S. federal, state, and local tax authorities. No material interest expense or penalties have been assessed for the years ended December 31, 2023, 2022, 2021 and 2020. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits, this would be recognized as income tax expense in the consolidated statements of operations.

The Company records deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Company's Taxable Subsidiaries as well as temporary book versus tax differences generated by the Company during the years the Company did not qualify as a RIC (see “Note 7. – Income Taxes”).

As of December 31, 2023 and 2022, the Company recorded a net deferred tax asset of zero. For the years ended December 31, 2023, 2022 and 2021, the Company recorded a tax provision of zero, $0.1 million, and zero, respectively.

As of December 31, 2023 and 2022, the valuation allowance on the Company’s Taxable Subsidiaries’ net deferred tax asset was $3.9 million and $4.0 million, respectively. During the years ended December 31, 2023, 2022 and 2021, the Company's Taxable Subsidiaries recognized a (decrease) increase in the valuation allowance of $(0.1) million, $1.5 million, and $(2.1) million, respectively.

As of December 31, 2022, 2021 and 2020, the years the Company did not qualify as RIC, the valuation allowance on the Company’s net deferred tax asset was $31.9 million, $29.2 million and $33.3 million, respectively, excluding the Taxable Subsidiaries. For the years ended December 31, 2022, 2021 and 2020, the Company, excluding its Taxable Subsidiaries, recognized an increase (decrease) in the valuation allowance of $2.7 million, $(4.1) million, and $33.3 million, respectively. See “Note 7. – Income Taxes” for further details.

In accordance with certain applicable U.S. Treasury regulations and other guidance issued by the Internal Revenue Service, a publicly offered RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive its entire distribution in either cash or stock of the RIC, subject to a limitation on the aggregate amount of cash available to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20.0% of its entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock.

U.S. GAAP provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.

ASC Topic 740 — Income Taxes (“ASC 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of December 31, 2023 and 2022, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of December 31, 2023 or 2022. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

Portfolio and Investment Activity

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests primarily in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market companies and traditional middle-market companies. As of December 31, 2023, our portfolio consisted of investments in 60 portfolio companies with a fair value of approximately $189.7 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of December 31, 2023, none of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2022, 1.9% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the year ended December 31, 2023, we made approximately $33.2 million of investments and had approximately $43.7 million in repayments and sales of investments resulting in net repayments and sales of approximately $10.5 million for the year. During the year ended December 31, 2022, we made approximately $107.7 million of investments and had approximately $94.0 million in repayments and sales of investments resulting in net deployment of approximately $13.7 million for the year.

As of December 31, 2023, our debt investment portfolio, which represented 82.0% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 11.1% (excluding the income from non-accruals and collateralized loan obligations). As of December 31, 2023, 13.6% of the fair value of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2022, our debt investment portfolio, which represented 83.2% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 10.4% (excluding the income from non-accruals and collateralized loan obligations). As of December 31, 2022, 17.2% of the fair value of our debt investment portfolio was bearing a fixed rate of interest.

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

As of December 31, 2023, the Company’s Adviser approved the fair value of the Company’s investment portfolio of approximately $189.7 million in good faith in accordance with the Company’s valuation procedures. The Company’s Adviser approved the fair value of the Company’s investment portfolio as of December 31, 2023 with input from third-party valuation firms and the Investment Adviser, as valuation designee, based on information known or knowable as of the valuation date, including trailing and forward looking data.

As of December 31, 2023, we had debt investments in three portfolio companies on non-accrual status with an aggregate amortized cost of $17.2 million and an aggregate fair value of $12.8 million, which represented 8.7% and 6.8% of the investment portfolio, respectively. As of December 31, 2022, we had debt investments in one portfolio company on non-accrual status with an aggregate amortized cost of $11.9 million and an aggregate fair value of $9.7 million, which represented 5.4% and 4.8% of the investment portfolio, respectively.

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2023 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$128,537	65.4%	$124,007	65.4%
Second Lien Debt	8,968	4.6%	7,918	4.2%
Subordinated Debt	26,573	13.5%	23,548	12.4%
Collateralized Loan Obligations	1,600	0.8%	1,600	0.8%
Joint Venture	440	0.2%	450	0.2%
Equity	30,400	15.5%	32,135	17.0%
Total	$196,518	100.0%	$189,658	100.0%

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2022 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$143,047	64.9%	$136,896	67.3%
Second Lien Debt	8,283	3.8%	6,464	3.2%
Subordinated Debt	26,571	12.0%	25,851	12.7%
Collateralized Loan Obligations	6,185	2.8%	4,972	2.4%
Joint Venture	414	0.2%	403	0.2%
Equity	36,016	16.3%	29,006	14.2%
Total	$220,516	100.0%	$203,592	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of December 31, 2023 and 2022 (dollars in thousands):

	December 31, 2023		December 31, 2022
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$47,934	25.3%	42,594	20.9%
Business Services	29,555	15.6%	24,570	12.1%
Financials	24,213	12.8%	35,660	17.5%
Information Technology	21,860	11.5%	17,330	8.5%
Industrials	16,558	8.7%	15,631	7.7%
Consumer Discretionary	10,180	5.4%	13,505	6.6%
Healthcare Management	9,465	5.0%	9,695	4.8%
Automobile Part Manufacturer	5,510	2.9%	4,992	2.5%
Advertising & Marketing Services	4,160	2.2%	3,562	1.7%
Communication Services	4,029	2.1%	896	0.4%
Textile Equipment Manufacturer	3,860	2.0%	5,001	2.5%
Medical Device Distributor	3,425	1.8%	4,360	2.1%
Financial Services	2,445	1.3%	6,651	3.3%
Online Merchandise Retailer	2,095	1.1%	3,701	1.8%
Consumer Staples	1,737	0.9%	4,825	2.4%
Household Product Manufacturer	758	0.4%	758	0.4%
Oil & Gas Engineering and Consulting Services	670	0.4%	258	0.1%
Data Processing & Digital Marketing	509	0.3%	509	0.2%
Electronic Machine Repair	245	0.1%	271	0.1%
Testing Laboratories	238	0.1%	723	0.4%
General Industrial	212	0.1%	641	0.3%
Entertainment	—	—	7,459	3.7%
Total	$189,658	100.0%	$203,592	100.0%

All investments by the Company as of December 31, 2023 and 2022 were made in portfolio companies located in the U.S.

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture at December 31, 2023 was $0.5 million. Fair value has been determined utilizing the net asset value as a practical expedient pursuant to U.S. GAAP. Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of December 31, 2023, the Company has an unfunded commitment to the Great Lakes II Joint Venture of less than $0.1 million.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the years ended December 31, 2023 and 2022. For information regarding results of operations for the year ended December 31, 2021, see the Company’s Form 10-K for the fiscal year ended December 31, 2022, located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as filed with the SEC on March 9, 2023, which is incorporated by reference herein.

Our operating results for the years ended December 31, 2023 and 2022 were as follows (dollars in thousands):

	For the Years Ended December 31,
	2023	2022
Total investment income	$20,177	$14,927
Total expenses	16,330	16,089
Net investment income (loss)	3,847	(1,162)
Net realized (loss) gain on investments	(16,393)	13,769
Net change in unrealized appreciation (depreciation) on investments	10,064	(24,631)
Net decrease in net assets resulting from operations	$(2,482)	$(12,024)

Investment income

The composition of our investment income for the years ended December 31, 2023 and 2022 was as follows (dollars in thousands):

	For the Years Ended December 31,
	2023	2022
Interest income	$18,366	$13,666
Payment-in-kind interest	1,484	1,106
Dividend income	68	14
Other income	259	141
Total investment income	$20,177	$14,927

The income reported as interest income and PIK interest income is generally based on the stated rates as disclosed in our consolidated schedules of investments. Accretion of discounts received for originated and purchased loans is included in interest income as an adjustment to yield. As a general rule, interest income and PIK interest income are recurring in nature.

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

For the year ended December 31, 2023, total investment income increased by $5.3 million, or 35.2%, compared to the year ended December 31, 2022.

The increase from the prior year was driven primarily by an increase in interest income, from $13.7 million for the year ended December 31, 2022 to $18.4 million for the year ended December 31, 2023. The increase in interest income is primarily due to a larger interest earning debt portfolio as well as increases in base rates for the year ended December 31, 2023 compared to the year ended December 31, 2022.

For more information on the effects and potential effects of the discontinuation of LIBOR, see “The interest rates of some of our floating-rate loans to our portfolio companies may be priced using a spread over LIBOR, which is being phased out.”

PIK income increased from $1.1 million for the year ended December 31, 2022 to $1.5 million for the year ended December 31, 2023. The increase in PIK income was due to an increase in investments with a contractual PIK rate.

Dividend income increased from less than $0.1 million for the year ended December 31, 2022 to $0.1 million for the year ended December 31, 2023 due to less one-time dividends received from portfolio companies during the year ended December 31, 2022.

For the year ended December 31, 2023, we generated $0.3 million of other income primarily from origination fees, amendment fees, and prepayment fees received on new investments. Comparatively, for the year ended December 31, 2022, we generated $0.1 million primarily from origination fees received on new investments.

Operating expenses

The composition of our expenses for the years ended December 31, 2023 and 2022 was as follows (dollars in thousands):

	For the Years Ended December 31,
	2023	2022
Interest and financing expenses	$8,329	$7,815
Base management fee	3,658	3,861
Directors' fees	540	493
Administrative service fees	895	620
General and administrative expenses	2,908	3,300
Total expenses	$16,330	$16,089

For the year ended December 31, 2023, operating expenses increased by $0.2 million, or 1.5%, compared to the year ended December 31, 2022. Interest and financing expenses increased from $7.8 million for the year ended December 31, 2022 to $8.3 million for the year ended December 31, 2023 primarily due to a higher cost of capital during the year ended December 31, 2023 as a result of increases in base rates. Our base management fee declined from $3.9 million for the year ended December 31, 2022 to $3.7 million for the year ended December 31, 2023 due to lower average assets under management. No incentive fees were earned during the years ended December 31, 2023 and 2022. Administrative services fees increased to $0.9 million for the year ended December 31, 2023 from $0.6 million for the year ended December 31, 2022. General and administrative expenses decreased from $3.3 million for the year ended December 31, 2022 to $2.9 million for the year ended December 31, 2023.

Net realized gains (losses) on sales of investments

During the years ended December 31, 2023 and 2022, we recognized $16.4 million of net realized losses and $13.8 million of net realized gains on our portfolio investments, respectively. The change in realized gains and losses was primarily due to changes in the market conditions of our investments and the values at which they were realized, caused by the fluctuations in the market and in the economy.

Net unrealized appreciation (depreciation) on investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the years ended December 31, 2023 and 2022, we had $10.1 million and $(24.6) million of net change in unrealized appreciation (depreciation) on investments, respectively. The net change in unrealized appreciation (depreciation) our investments for the year ended December 31, 2023 compared to the prior year was primarily due to changes in the capital market conditions of our investments and the values at which they were realized, caused by the fluctuation in the market and in the economy.

Changes in net assets resulting from operations

For the years ended December 31, 2023 and 2022, we recorded a net decrease in net assets resulting from operations of $2.5 million and $12.0 million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2023 and 2022, our per share net decrease in net assets resulting from operations was $0.92 and $4.44, respectively.

For the years ended December 31, 2022 and 2021

The comparison of the fiscal years ended December 31, 2022 and 2021 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2022 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2023, we had $3.9 million in cash and cash equivalents, and our net assets totaled $89.2 million.

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our stockholders, and repay indebtedness.

Since our IPO, we have raised approximately $136.0 million in net proceeds from equity offerings through December 31, 2023.

KeyBank Credit Facility

On October 30, 2020, Capitala Business Lending, LLC ("CBL"), a direct, wholly owned, consolidated subsidiary of the Company, entered into a senior secured revolving credit agreement ("the KeyBank Credit Facility") with the investment adviser at the time, as collateral manager, the lenders from time to time parties thereto (each a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. The KeyBank Credit Facility was amended on May 10, 2022 and October 20, 2022. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $75.0 million as of May 10, 2022, with an uncommitted accordion feature that allows the Company to borrow up to an additional $125.0 million. The KeyBank Credit Facility matures on May 10, 2027, unless there is an earlier termination or event of default. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through May 10, 2025, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at 1M Term SOFR plus 2.90% during the 3-year revolving period and 3.25% thereafter, with a 0.40% 1M Term SOFR floor. CBL will also pay an unused commitment fee at a rate of (1) 1.00% if utilization is less than or equal to 30.0%, (2) 0.65% if utilization is greater than 30.0% but less than or equal to 60.0%, or (3) 0.35% if utilization is greater than 60.0%, per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility. As of December 31, 2023, there were draws of $39.6 million on the KeyBank Credit Facility. The KeyBank Credit Facility includes customary events of default for revolving credit facilities of this nature. As of December 31, 2023, assets pledged to secure the KeyBank Credit Facility had a fair value of $111.2 million.

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

We obtained an Investment Grade rating from a Nationally Recognized Statistical Rating Organization (“NRSRO”) with respect to the 2032 Convertible Notes. The 2032 Convertible Notes have a fixed interest rate of 5.25% per annum payable semi-annually on March 31 and September 30 of each year, commencing on September 30, 2022, subject to a step up of 0.75% per annum to the extent that the 2032 Convertible Notes are downgraded below Investment Grade by an NRSRO or the 2032 Convertible Notes no longer maintain a rating from an NRSRO. We will also be required to pay an additional interest rate of 2.0% per annum (x) on any overdue payment of interest and (y) during the continuance of an “Event of Default.” In addition, on the occurrence of a “Change in Control Repurchase Event” or “Delisting Event,” as defined in the Purchase Agreement, the Company will generally be required to make an offer to purchase the outstanding 2032 Convertible Notes at a price equal to 100% of the principal amount of such 2032 Convertible Notes plus accrued and unpaid interest to the repurchase date. The 2032 Convertible Notes are redeemable prior to maturity. The Company, at its option, may satisfy any payment, redemption, conversion or pre-payment obligations under the Purchase Agreement by issuing shares of common stock, paying cash or some combination of both issuing shares of common stock and paying cash. No “sinking fund” is provided for the 2032 Convertible Notes. As of December 31, 2023, the Company had $15.0 million in 2032 Convertible Notes outstanding.

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

As of December 31, 2023, we had approximately $50.0 million in aggregate principal amount of 2026 Notes outstanding.

Asset Coverage Ratio

We are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150% if certain requirements are met, after such borrowing, with certain limited exceptions. The SBCA allows BDCs to decrease their asset coverage requirement from 200% to 150% (i.e., the amount of debt may not exceed 66.7% of the value of total assets), if certain requirements are met. On November 1, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage and as a result, our asset coverage ratio requirement for senior securities was changed from 200% to 150%, effective November 1, 2019. As of December 31, 2023, our asset coverage ratio was 184%. If our asset coverage ratio falls below 150% due a decline in the fair market of our portfolio, we may be limited in our ability to raise additional debt.

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

A summary of our significant contractual payment obligations as of December 31, 2023 are as follows (dollars in millions):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
2026 Notes	$—	$50.0	$—	$—	$50.0
2032 Convertible Notes	—	—	—	15.0	15.0
KeyBank Credit Facility	—	—	39.6	—	39.6
Total Contractual Obligations	$—	$50.0	$39.6	$15.0	$104.6

Senior Securities

Information about the Company’s senior securities as of December 31, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, and 2014 are shown in the following table.

Class and Year	Total Amount Outstanding(1)	Assets Coverage Per Unit(2)(6)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4)
KeyBank Credit Facility(5)
2023	$39,553	$1,839	—	N/A
2022	55,937	1,771	—	N/A
2021	—	1,849	—	N/A
2020	—	1,900	—	N/A
ING Credit Facility(5)
2019	$—	$2,200	—	N/A
2018	10,000	2,400	—	N/A
2017	9,000	2,600	—	N/A
2016	44,000	2,600	—	N/A
2015	70,000	2,500	—	N/A
2014	—	1,800	—	N/A
2032 Convertible Notes
2023	$15,000	$1,839	—	N/A
2022	15,000	1,771	—	N/A
2026 Notes
2023	$50,000	$1,839	—	N/A
2022	50,000	1,771	—	N/A
2021	50,000	1,849	—	N/A
2022 Notes
2021	$22,833	$1,849	—	$1,002
2020	72,833	1,900	—	867
2019	75,000	2,200	—	1,000
2018	75,000	2,400	—	996
2017	75,000	2,600	—	1,014
2022 Convertible Notes
2021	$52,088	$1,849	—	$1,005
2020	52,088	1,900	—	856
2019	52,088	2,200	—	994
2018	52,088	2,400	—	984
2017	52,088	2,600	—	1,001
SBA-guaranteed debentures
2020	$91,000	N/A	—	N/A
2019	150,000	N/A	—	N/A
2018	165,700	N/A	—	N/A
2017	170,700	N/A	—	N/A
2016	170,700	N/A	—	N/A
2015	184,200	N/A	—	N/A
2014	192,200	$1,800	—	N/A
2021 Notes
2016	$113,438	$2,600	—	$1,006
2015	113,438	2,500	—	1,020
2014	113,438	1,800	—	1,036

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
(5)
On June 19, 2020, the Company unilaterally terminated the ING Credit Facility.
(6)
We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of December 31, 2020, 2019, 2018, 2017, 2016 and 2015 pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude such debentures from the definition of senior securities in the asset coverage ratio we are required to satisfy under the 1940 Act.

Distributions

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we timely distribute to our stockholders, we are required to distribute at least 90% of our ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, to avoid U.S. federal excise tax, we must distribute for each calendar year an amount at least equal to the sum of 98% of our ordinary income (during the calendar year) plus 98.2% of our capital gain net income (during each 12-month period ending on October 31 in that calendar year) plus any ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax. We made quarterly distributions to our stockholders for the first four full quarters subsequent to our IPO. To the extent we had income available, we made monthly distributions to our stockholders from October 30, 2014 until March 30, 2020. As announced on April 1, 2020, distributions, if any, will be made on a quarterly basis effective for the second quarter of 2020. Our stockholder distributions, if any, will be determined by our Board on a quarterly basis. Any distributions to our stockholders will be declared out of assets legally available for distribution. During the year ended December 31, 2023, the Company made distributions of $0.96 per share. The Company’s Board determined not to declare any distributions during the years ended December 31, 2022 and 2021.

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

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, the Company had the following unfunded commitments to existing portfolio companies (dollars in thousands):

Portfolio Company	Investment	December 31, 2023		December 31, 2022
Accordion Partners LLC(1)	First Lien/Senior Secured Debt	$	N/A	$897
Accordion Partners LLC (Revolver)	First Lien/Senior Secured Debt		1,531	1,531
American Clinical Solutions, LLC(1)	First Lien/Senior Secured Debt		250	N/A
BetaNXT, Inc. (Revolver)	First Lien/Senior Secured Debt		408	453
Bradshaw International, Inc. (Revolver)	First Lien/Senior Secured Debt		922	922
Critical Nurse Staffing, LLC(1)	First Lien/Senior Secured Debt		N/A	2,063
Critical Nurse Staffing, LLC (Revolver)	First Lien/Senior Secured Debt		1,000	700
Dentive, LLC(1)	First Lien/Senior Secured Debt		344	598
Dentive, LLC (Revolver)	First Lien/Senior Secured Debt		148	187
Epic Staffing Group(1)	First Lien/Senior Secured Debt		N/A	872
Great Lakes Funding II LLC - Series A	Joint Venture		55	80
GreenPark Infrastructure, LLC - Series M-1	Common Stock and Membership Units		732	732
IDC Infusion Services, LLC(1)	First Lien/Senior Secured Debt		799	N/A
Keg Logistics LLC (Revolver)	First Lien/Senior Secured Debt		—	436
Marble Point Credit Management LLC (Revolver)	First Lien/Senior Secured Debt		N/A	2,500
Morae Global Corporation (Revolver)	First Lien/Senior Secured Debt		292	N/A
Orthopaedic (ITC) Buyer, LLC(1)	First Lien/Senior Secured Debt		638	N/A
Premier Imaging, LLC(1)	First Lien/Senior Secured Debt		N/A	1,378
PhyNet Dermatology LLC(1)	First Lien/Senior Secured Debt		259	N/A
Tactical Air Support, Inc.(1)	First Lien/Senior Secured Debt		286	N/A
Taoglas Group Holdings Limited (Revolver)	First Lien/Senior Secured Debt		261	N/A
VBC Spine Opco, LLC (DxTx Pain and Spine LLC)(1)	First Lien/Senior Secured Debt		713	N/A
VBC Spine Opco, LLC (DxTx Pain and Spine LLC) (Revolver)	First Lien/Senior Secured Debt		97	N/A
Wealth Enhancement Group, LLC (Revolver)	First Lien/Senior Secured Debt		438	438
Total Unfunded Commitments			$9,173	$13,787

(1)
Delayed-draw term loan.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

On March 11, 2024, the Company’s Board of Directors authorized a new share repurchase program, whereby the Company may repurchase up to an aggregate of $5.0 million of its outstanding common shares in the open market. Unless extended or discontinued by the Company’s Board of Directors, the repurchase program will terminate on March 31, 2025. The repurchase program may be extended, modified or discontinued at any time for any reason without prior notice. The repurchase program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18 and accomplished through a Rule 10b5-1 plan, which sets certain restrictions on the method, timing, price and volume of share repurchases.

On March 11, 2024, the Company’s Board of Directors approved a distribution of $0.32 per share payable on April 2, 2024 to stockholders of record as of March 25, 2024.

On March 11, 2024, Brandon Satoren was appointed by the Board as Chief Financial Officer of the Company, effective April 1, 2024. Mr. Satoren currently serves as the Chief Accounting Officer, Secretary and Treasurer of the Company, and will remain in those roles. Mr. Satoren serves as the Chief Accounting Officer, Secretary, and Treasurer of other registered investment companies within the broader BC Partners Credit platform, and has over 14 years of experience in the asset management industry.

The Company does not pay cash compensation or provide other benefits directly to Mr. Satoren or to any of its other executive officers. Mr. Satoren is an employee of BC Partners Advisors LP, the indirect sole owner of the Administrator, which is compensated for the services it provides to the Company pursuant to the terms of the Administration Agreement. Pursuant to the Administration Agreement, the Company makes payments equal to an amount that reimburses the Administrator for its costs and expenses in performing its obligations and providing personnel and facilities (including rent, office equipment and utilities) for the Company’s use under the Administration Agreement, including an allocable portion of the compensation paid to Mr. Satoren.

Mr. Satoren: (i) was not appointed as the Company’s Chief Financial Officer pursuant to any arrangement or understanding with any other person; (ii) does not have a family relationship with any of the Company’s directors or other executive officers; and (iii) there are no transactions in which Mr. Satoren has an interest requiring disclosure under Item 404(a) of Regulation S-K.

On March 11, 2024, the Board received and accepted the resignation of Jason T. Roos from his position as the Chief Financial Officer of the Company, effective March 31, 2024. Mr. Roos’ resignation is not related or due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Roos will serve in an advisory role at BC Partners Advisors LP for an extended period of time.

Critical Accounting Policies and Estimates

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

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the year ended December 31, 2023, we did not engage in hedging activities.

We invest primarily in illiquid debt of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by our Advisor, subject to the oversight of our Board, based on, among other things, the input of independent third-party valuation firm(s), and in accordance with our valuation policy. There is no single technique for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If, in the future, we are required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

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

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts subject to the requirements of the 1940 Act. During the year ended December 31, 2023, we did not engage in hedging activities.

As of December 31, 2023, we held 48 securities bearing a variable rate of interest. Our variable rate investments represent approximately 86.4% of the fair value of our total debt investments. As of December 31, 2023, none of our variable rate securities were yielding interest at a rate equal to the established interest rate floor. As of December 31, 2023, we had $39.6 million outstanding on our KeyBank Credit Facility, which has a variable rate of interest at one-month SOFR + 2.90%, subject to an interest rate floor of 0.40%. As of December 31, 2023, all of our other interest paying liabilities, consisting of $15.0 million in 2032 Convertible Notes and $50.0 million in 2026 Notes, were bearing interest at a fixed rate.

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

Based on our December 31, 2023 consolidated statement of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$4,235	$(1,203)	$3,032
Up 200 basis points	2,823	(802)	2,021
Up 100 basis points	1,412	(401)	1,011
Down 100 basis points	(1,412)	401	(1,011)
Down 200 basis points	(2,823)	802	(2,021)
Down 300 basis points	$(4,176)	$1,203	$(2,973)

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Logan Ridge Finance Corporation

Opinion on the Consolidated Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Logan Ridge Finance Corporation and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, cash flows, changes in net assets, and the consolidated financial highlights for each of the three years in the period then ended, and the related notes (collectively referred to as “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in net assets, cash flows, and financial highlights for each of the three years in the period then ended in conformity with accounting principles generally accepted in the United States of America. The financial highlights for the years ended December 31, 2020 and 2019 were audited by other auditors whose report dated March 8, 2021, expressed an unqualified opinion on such financial highlights.

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

Our audits also included evaluating the accounting principles used and significant estimates made by the Company, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements and financial highlights that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value of Level 3 Investments — Refer to Notes 2 and 4 to the financial statements

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

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation techniques and to use significant unobservable inputs to estimate the fair value, including discount rates utilized. This required a high degree of auditor judgement and extensive audit effort to audit management’s estimate of fair value of Level 3 investments, including the need to involve fair value specialists possessing relevant valuation experience to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs used in the valuation of certain investments.

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
3.
For certain Level 3 investments, we performed procedures with the assistance of internal fair value specialists to evaluate the valuation techniques and significant unobservable inputs and assumptions utilized.
4.
We evaluated management’s ability to estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market or investment specific conditions, and performing back testing, where applicable.

/s/ Deloitte & Touche LLP

New York, New York

March 26, 2024

We have served as the Company’s auditor since 2021.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of December 31, 2023	As of December 31, 2022

ASSETS
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $170,972 and $191,435, respectively)	$161,880	$177,268
Affiliate investments (amortized cost of $25,546 and $29,081, respectively)	27,778	26,324
Total investments at fair value (amortized cost of $196,518 and $220,516, respectively)	189,658	203,592
Cash and cash equivalents	3,893	6,793
Interest and dividend receivable	1,374	1,578
Prepaid expenses	2,163	2,682
Other assets	—	65
Total assets	$197,088	$214,710
LIABILITIES
2026 Notes (net of deferred financing costs and original issue discount of $1,057 and $1,421, respectively)	48,943	48,579
2032 Convertible Notes (net of deferred financing costs and original issue discount of $999 and $1,117, respectively)	14,001	13,883
KeyBank Credit Facility (net of deferred financing costs of $982 and $1,322, respectively)	38,571	54,615
Management and incentive fees payable	869	933
Interest and financing fees payable	949	973
Accounts payable and accrued expenses	833	722
Payable for unsettled trades	3,747	—
Total liabilities	$107,913	$119,705
Commitments and contingencies (Note 2)
NET ASSETS
Common stock, par value $0.01, 100,000,000 common shares authorized, 2,674,698 and 2,711,068 common shares issued and outstanding, respectively	$27	$27
Capital in excess of par value	188,405	191,038
Total distributable loss	(99,257)	(96,060)
Total net assets	$89,175	$95,005
Total liabilities and net assets	$197,088	$214,710
Net asset value per share	$33.34	$35.04

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Years Ended December 31,
	2023		2022	2021
INVESTMENT INCOME
Interest income:
Non-control/non-affiliate investments	$18,536		$12,732	$10,068
Affiliate investments	(170)		706	4,368
Control investments	—		228	389
Total interest income	18,366		13,666	14,825
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	1,322	(1)	919	95
Affiliate investments	162		187	361
Total payment-in-kind interest and dividend income	1,484		1,106	456
Dividend income:
Non-control/non-affiliate investments	—		—	727
Affiliate investments	68		14	179
Total dividend income	68		14	906
Other income:
Non-control/non-affiliate investments	258		141	479
Affiliate investments	1		—	88
Total other income	259		141	567
Total investment income	20,177		14,927	16,754
EXPENSES
Interest and financing expenses	8,329		7,815	10,569
Base management fee	3,658		3,861	4,846
Directors' expense	540		493	410
Administrative service fees	895		620	1,039
General and administrative expenses	2,908		3,300	3,483
Total expenses	16,330		16,089	20,347
NET INVESTMENT INCOME (LOSS)	3,847		(1,162)	(3,593)
REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS
Net realized (loss) gain on investments:
Non-control/non-affiliate investments	(16,393)		17,312	(10,442)
Affiliate investments	—		1,672	2,475
Control investments	—		(5,215)	—
Net realized (loss) gain on investments	(16,393)		13,769	(7,967)
Net change in unrealized appreciation (depreciation) on investments:
Non-control/non-affiliate investments	5,075		(25,434)	13,058
Affiliate investments	4,989		(1,208)	(908)
Control investments	—		2,011	(1,483)
Net change in unrealized appreciation (depreciation) on investments	10,064		(24,631)	10,667
Total net realized and change in unrealized (loss) gain on investments	(6,329)		(10,862)	2,700
Net realized loss on extinguishment of debt	—		—	(1,025)
Total federal tax provision (benefit), net (Note 7)	—		—	—
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(2,482)		$(12,024)	$(1,918)
NET DECREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC & DILUTED (SEE NOTE 10)	$(0.92)		$(4.44)	$(0.71)
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – BASIC & DILUTED (SEE NOTE 10)	2,694,857		2,711,068	2,711,068
DISTRIBUTIONS PAID PER SHARE	$0.96		$—	$—

(1)
During the year ended December 31, 2023, the Company received $0.2 million of non-recurring income that was paid-in-kind and included in this financial statement line item.

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)

	Common Stock
For the Years Ended December 31, 2021, 2022 and 2023	Number of Shares	Par Value	Capital in Excess of Par Value	Total Distributable Loss	Total
BALANCE, December 31, 2020	2,711,068	$27	$229,481	$(120,561)	$108,947
Net investment loss	—	—	—	(3,593)	(3,593)
Net realized loss on investments	—	—	—	(7,967)	(7,967)
Net change in unrealized appreciation on investments	—	—	—	10,667	10,667
Net realized loss on extinguishment of debt	—	—	—	(1,025)	(1,025)
Tax reclassification of stockholders' equity	—	—	(40,635)	40,635	—
BALANCE, December 31, 2021	2,711,068	$27	$188,846	$(81,844)	$107,029
Net investment loss	—	—	—	(1,162)	(1,162)
Net realized gain on investments	—	—	—	13,769	13,769
Net change in unrealized depreciation on investments	—	—	—	(24,631)	(24,631)
Tax reclassification of stockholders' equity	—	—	2,192	(2,192)	—
BALANCE, December 31, 2022	2,711,068	$27	$191,038	$(96,060)	$95,005
Net investment income	—	—	—	3,847	3,847
Net realized loss on investments	—	—	—	(16,393)	(16,393)
Net change in unrealized appreciation on investments	—	—	—	10,064	10,064
Repurchase of common stock	(36,667)	—	(769)	—	(769)
Stock issued under dividend reinvestment plan	297	—	6	—	6
Distributions declared	—	—	—	(2,585)	(2,585)
Tax reclassification of stockholders' equity	—	—	(1,870)	1,870	—
BALANCE, December 31, 2023	2,674,698	$27	$188,405	$(99,257)	$89,175

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(2,482)	$(12,024)	$(1,918)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(33,220)	(107,698)	(89,432)
Repayments and sales of investments	43,677	94,034	169,616
Net realized loss (gain) on investments	16,393	(13,769)	7,967
Net change in unrealized (appreciation) depreciation on investments	(10,064)	24,631	(10,667)
Net realized loss on extinguishment of debt	—	—	1,025
Payment-in-kind interest and dividends	(1,484)	(1,106)	(456)
Accretion of original issue discount on investments	(1,368)	(1,495)	(525)
Amortization of deferred financing fees and original issue discount	823	931	1,412
Changes in assets and liabilities:
Interest and dividend receivable	204	(649)	1,357
Prepaid expenses	519	676	(2,281)
Receivable for unsettled trades	—	685	(685)
Other assets	65	(65)	—
Management and incentive fees payable	(64)	(132)	(2,777)
Interest and financing fees payable	(24)	62	(777)
Payable for unsettled trades	3,747	(9,265)	9,265
Accounts payable and accrued expenses	111	(422)	1,116
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	16,833	(25,606)	82,240
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of SBA-guaranteed debentures	—	—	(91,000)
Prepayment penalty on SBA-guaranteed debentures	—	—	(519)
Proceeds from issuance of 2026 Notes	—	—	49,000
Proceeds from issuance of 2032 Convertible Notes	—	13,950	—
Repayment of 2022 Notes	—	(22,833)
Repayment of 2022 Convertible Notes	—	(52,088)	(50,000)
Borrowings under KeyBank Credit Facility	19,400	82,632	25,000
Repayments under KeyBank Credit Facility	(35,785)	(26,695)	(25,000)
Distributions paid to shareholders	(2,579)	—	—
Repurchase of common stock	(769)	—	—
Deferred financing fees paid	—	(1,623)	(607)
NET CASH USED IN FINANCING ACTIVITIES	(19,733)	(6,657)	(93,126)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,900)	(32,263)	(10,886)
CASH AND CASH EQUIVALENTS, beginning of period	6,793	39,056	49,942
CASH AND CASH EQUIVALENTS, end of period	$3,893	$6,793	$39,056
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$7,472	$6,412	$10,604
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Distributions paid through dividend reinvestment plan share issuances	$6	$—	$—

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2023

(in thousands, except for units/shares)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies - 181.5%
First Lien/Senior Secured Debt - 136.2%
Accordion Partners LLC	Industrials	11.60%	SOFR + 6.25%	0.75%	08/29/2029	5,413	$5,312	$5,410	(16)
Accordion Partners LLC (Revolver)	Industrials	—	SOFR + 6.25%	0.75%	08/31/2028	—	(27)	(2)	(12)(17)
Accurate Background, LLC	Information Technology	11.61%	SOFR + 6.00%	1.00%	03/26/2027	4,413	4,166	4,242	(16)
AIDC Intermediateco 2, LLC (Peak Technologies)	Information Technology	11.80%	SOFR + 6.40%	1.00%	07/22/2027	4,950	4,887	4,879	(16)
American Academy Holdings, LLC	Healthcare	16.47%	SOFR + 5.75%, 5.25% PIK	1.00%	01/01/2025	2,619	2,605	2,635	(16)
American Clinical Solutions, LLC	Healthcare	12.50%	SOFR + 7.00%, 5.50% PIK	1.00%	06/30/2025	5,516	5,516	5,037	(12)
AP Core Holdings II, LLC	Information Technology	10.97%	SOFR + 5.50%	0.75%	07/21/2027	1,109	1,099	1,089	(16)
AP Core Holdings II, LLC	Information Technology	10.97%	SOFR + 5.50%	0.75%	07/21/2027	1,250	1,239	1,223	(16)
BetaNXT, Inc.	Financials	11.10%	SOFR + 5.75%	—	07/02/2029	2,364	2,232	2,269	(16)
BetaNXT, Inc. (Revolver)	Financials	9.60%	SOFR + 4.25%	—	07/01/2027	45	45	27	(12)
Bradshaw International, Inc.	Consumer Discretionary	11.21%	SOFR + 5.75%	1.00%	10/21/2027	496	488	482	(16)
Bradshaw International, Inc. (Revolver)	Consumer Discretionary	—	SOFR + 5.75%	1.00%	10/21/2026	—	(13)	(25)	(12)(17)
Critical Nurse Staffing, LLC	Healthcare	12.03%	SOFR + 6.50%	1.00%	10/30/2026	5,805	5,747	5,718	(16)
Critical Nurse Staffing, LLC (Revolver)	Healthcare	—	SOFR + 6.50%	1.00%	10/30/2026	—	(10)	(15)	(12)(17)
Datalink, LLC	Healthcare	12.21%	SOFR + 6.75%	1.00%	11/23/2026	5,779	5,779	5,779	(16)
Dentive, LLC	Healthcare	12.35%	SOFR + 7.00%	1.00%	12/26/2028	1,459	1,418	1,428	(12)(16)
Dentive, LLC (Revolver)	Healthcare	12.39%	SOFR + 7.00%	1.00%	12/23/2028	39	34	35	(12)
Dodge Data & Analytics LLC	Information Technology	10.25%	SOFR + 4.75%	0.50%	02/12/2029	1,478	1,461	1,165	(16)
Epic Staffing Group	Industrials	11.36%	SOFR + 6.00%	0.50%	06/28/2029	4,935	4,751	4,726	(16)
Florida Food Products, LLC	Consumer Staples	10.36%	SOFR + 5.00%	0.75%	10/18/2028	1,980	1,888	1,737	(16)
Hudson Hospital OpCo, LLC	Healthcare	13.43%	SOFR + 8.00%	3.00%	11/04/2023	3,060	3,060	3,060	(16)
HUMC Opco, LLC	Healthcare	13.43%	SOFR + 8.00%	3.00%	11/04/2023	3,890	3,890	3,855	(16)
H.W. Lochner, Inc.	Industrials	12.31%	SOFR + 6.75%	1.00%	07/02/2027	917	893	902	(16)
IDC Infusion Services LLC	Healthcare	11.98%	SOFR + 6.50%	0.50%	07/07/2028	2,196	2,140	2,147	(12)(16)
IJKG OpCo, LLC	Healthcare	13.43%	SOFR + 8.00%	3.00%	11/04/2023	2,040	2,040	2,040	(16)
JO ET Holdings Limited	Information Technology	18.38%	SOFR + 6.00%, 7.00% PIK	1.00%	12/15/2026	1,130	1,118	1,127	(16)
Keg Logistics LLC	Consumer Discretionary	11.53%	SOFR + 6.00%	1.00%	11/23/2027	7,384	7,312	7,125	(16)
Keg Logistics LLC (Revolver)	Consumer Discretionary	11.53%	SOFR + 6.00%	1.00%	11/23/2027	872	864	842
Lucky Bucks, LLC (Priority First Out)	Consumer Discretionary	13.03%	SOFR + 7.65%	1.00%	10/02/2028	184	180	186
Lucky Bucks, LLC (Priority Second Out)	Consumer Discretionary	13.03%	SOFR + 7.65%	1.00%	10/02/2029	366	366	350
Material Handling Systems, Inc.	Industrials	10.89%	SOFR + 5.50%	0.50%	06/08/2029	1,975	1,812	1,755	(16)
Money Transfer Acquisition Inc.	Financials	13.71%	SOFR + 8.25%	1.00%	12/14/2027	6,825	6,717	6,654	(16)
Morae Global Corporation	Information Technology	13.53%	SOFR + 8.00%	2.00%	10/26/2026	3,188	2,985	3,037	(16)
Morae Global Corporation (Revolver)	Information Technology	—	SOFR + 8.00%	2.00%	10/26/2026	—	(16)	(14)	(12)(17)
Neptune BidCo US Inc.	Communication Services	10.51%	SOFR + 5.00%	0.50%	04/11/2029	1,493	1,353	1,367	(16)
Orthopaedic (ITC) Buyer, LLC	Healthcare	11.95%	SOFR + 6.50%	1.00%	07/31/2028	2,356	2,301	2,345	(12)(16)
PhyNet Dermatology LLC	Healthcare	11.99%	SOFR + 6.50%	1.00%	10/20/2029	490	478	483	(12)(16)
Premier Imaging, LLC	Healthcare	11.61%	SOFR + 6.00%	1.00%	01/02/2025	2,570	2,554	2,471	(16)
RN Enterprises, LLC	Healthcare	12.05%	SOFR + 6.50%	1.00%	12/23/2025	1,983	1,957	1,926	(16)
Sequoia Healthcare Management LLC	Healthcare Management	—	—	—	11/04/2023	11,935	11,935	9,465	(7)
South Street Securities Holdings, Inc.	Financials	9.00%	—	—	09/20/2027	450	394	361	(16)
STG Logistics	Industrials	11.50%	SOFR + 6.00%	0.75%	03/24/2028	2,469	2,408	1,827	(16)
Symplr Software, Inc.	Healthcare	9.98%	SOFR + 4.50%	0.75%	12/22/2027	1,670	1,667	1,502	(16)
Synamedia Americas Holdings, Inc.	Communication Services	13.10%	SOFR + 7.75%	1.00%	12/05/2028	2,759	2,663	2,662	(16)
Tactical Air Support, Inc.	Industrials	13.96%	SOFR + 8.50%	1.00%	12/22/2028	1,714	1,672	1,671	(12)(16)
Taoglas Group Holdings Limited	Information Technology	12.60%	SOFR + 7.25%	1.00%	02/28/2029	2,337	2,277	2,194	(16)
Taoglas Group Holdings Limited (Revolver)	Information Technology	12.54%	SOFR + 7.16%	1.00%	02/28/2029	383	367	344	(12)
TransNetwork LLC	Financials	10.85%	SOFR + 5.50%	0.50%	11/20/2030	3,810	3,747	3,747	(16)
VBC Spine Opco LLC (DxTx Pain and Spine LLC)	Healthcare	13.54%	SOFR + 8.00%	2.00%	06/14/2028	1,313	1,275	1,287	(12)(16)
VBC Spine Opco LLC (DxTx Pain and Spine LLC) (Revolver)	Healthcare	13.52%	SOFR + 8.00%	2.00%	06/14/2028	48	46	47	(12)(16)
Wealth Enhancement Group, LLC	Financials	11.11%	SOFR + 5.75%	1.00%	10/02/2027	6,889	6,866	6,889	(16)
Wealth Enhancement Group, LLC (Revolver)	Financials	—	SOFR + 6.00%	1.00%	10/02/2027	—	(1)	—	(12)(17)
Total First Lien/Senior Secured Debt							125,937	121,493
Second Lien/Senior Secured Debt - 7.9%
American Academy Holdings, LLC	Healthcare	14.50% PIK	—	—	03/01/2028	4,133	4,066	3,663	(16)
BLST Operating Company, LLC	Online Merchandise Retailer	13.96%	SOFR + 8.50%, 12.96% PIK	1.50%	08/28/2025	1,023	1,023	959	(8)(16)
Ivanti Software, Inc.	Information Technology	12.91%	SOFR + 7.25%	0.50%	12/01/2028	3,000	2,989	2,435	(16)
Total Second Lien/Senior Secured Debt							8,078	7,057
Subordinated Debt - 26.4%
Eastport Holdings, LLC	Business Services	14.14%	SOFR + 8.50%	1.00%	09/29/2027	19,250	19,250	19,215
Lucky Bucks, LLC	Consumer Discretionary	—	—	—	05/29/2028	2,557	2,229	473	(7)
Tubular Textile Machinery, Inc.	Textile Equipment Manufacturer	5.00%	—	—	10/29/2027	5,094	5,094	3,860
Total Subordinated Debt							26,573	23,548
Collateralized Loan Obligations - 1.8%
JMP Credit Advisors CLO IV Ltd.	Financials	22.05%	—	—	07/17/2029	7,891	293	293	(13)(15)
JMP Credit Advisors CLO V Ltd.	Financials	27.86%	—	—	07/17/2030	7,320	1,307	1,307	(13)(15)
Total Collateralized Loan Obligations							1,600	1,600
Preferred Stock and Units - 1.5%
American Academy Holdings, LLC	Healthcare	—	—	—	—	102,261	—	136	(6)
MicroHoldco, LLC	General Industrial	—	—	—	—	740,237	749	212	(11)
Taylor Precision Products, Inc. - Series C	Household Product Manufacturer	—	—	—	—	379	758	758
U.S. BioTek Laboratories, LLC - Class A	Testing Laboratories	—	—	—	—	500	540	238
Total Preferred Stock and Units							2,047	1,344

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

DECEMBER 31, 2023

(in thousands, except for units/shares)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Common Stock and Membership Units - 7.7%		—	—	—	—
American Academy Holdings, LLC	Healthcare	—	—	—	—	0.05	—	345	(6)
American Clinical Solutions, LLC - Class A	Healthcare	—	—	—	—	6,030,384	3,198	1,913	(6)
Aperture Dodge 18 LLC	Financials	—	—	—	—	2,045,271	2,045	2,158
BLST Operating Company, LLC - Class A	Online Merchandise Retailer	—	—	—	—	217,013	286	1,136	(6)
DxTx Pain and Spine LLC	Healthcare	—	—	—	—	59,312	97	97	(6)
Freedom Electronics, LLC	Electronic Machine Repair	—	—	—	—	181,818	182	245
Lucky Bucks, LLC	Consumer Discretionary	—	—	—	—	50,066	741	747
Morae Global Corporation - Warrants	Information Technology	—	—	—	—	1	122	139
South Street Securities Holdings, Inc. - Warrants	Financials	—	—	—	—	567	65	58
U.S. BioTek Laboratories, LLC - Class C	Testing Laboratories	—	—	—	—	578	1	—
Total Common Stock and Membership Units							6,737	6,838
Total Investments in Non-Control, Non-Affiliate Portfolio Companies							170,972	161,880
Investments in Affiliated Portfolio Companies - 31.2%^
First Lien/Senior Secured Debt - 2.8%
MMI Holdings, LLC	Medical Device Distributor	—	—	—	06/28/2024	2,600	2,600	2,514	(7)
Total First Lien/Senior Secured Debt							2,600	2,514
Second Lien/Senior Secured Debt - 1.0%
MMI Holdings, LLC	Medical Device Distributor	—	—	—	06/28/2024	400	400	352	(7)
V12 Holdings, Inc.	Data Processing & Digital Marketing	—	—	—	—	509	490	509	(11)
Total Second Lien/Senior Secured Debt							890	861
Joint Ventures - 0.5%
Great Lakes Funding II LLC - Series A	Financials	—	—	—	—	440	440	450	(12)(15)
Total Joint Ventures							440	450
Preferred Stock and Units - 7.6%
GA Communications, Inc. - Series A-1	Advertising & Marketing Services	—	—	—	—	1,998	3,476	3,540
GreenPark Infrastructure, LLC - Series A	Industrials	—	—	—	—	400	200	200	(6)
MMI Holdings, LLC	Medical Device Distributor	—	—	—	—	1,000	1,998	559
RAM Payment, LLC	Financial Services	6.00% PIK	—	—	—	86,000	959	2,445	(14)
Total Preferred Stock and Units							6,633	6,744
Common Stock and Membership Units - 19.3%
Burgaflex Holdings, LLC - Class A	Automobile Part Manufacturer	—	—	—	—	1,253,198	1,504	3,090
Burgaflex Holdings, LLC - Class B	Automobile Part Manufacturer	—	—	—	—	1,085,073	362	2,420
GA Communications, Inc. - Series B-1	Advertising & Marketing Services	—	—	—	—	200,000	2	620
GreenPark Infrastructure, LLC - Series M-1	Industrials	—	—	—	—	200	69	69	(6)(12)
MMI Holdings, LLC	Medical Device Distributor	—	—	—	—	45	—	—
Nth Degree Investment Group, LLC	Business Services	—	—	—	—	6,088,000	6,088	10,340
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	—	—	—	—	27,396,364	6,958	670
Total Common Stock and Membership Units							14,983	17,209
Total Investments in Affiliated Portfolio Companies^							25,546	27,778
Total Investments - 212.7%							$196,518	$189,658

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

(+) Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to SOFR, or alternate base rate at the borrower’s option, which reset periodically based on the terms of the credit agreement. SOFR loans are typically indexed to 6 month, 3 month, or 1 month SOFR rates. As of December 31, 2023, rates for the 6 month, 3 month, and 1 month SOFR are 5.16%, 5.33%, and 5.35%, respectively. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2023.

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
(4)
Percentages are based on net assets as of December 31, 2023.
(5)
The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(6)
Investment is held through our Taxable Subsidiary (See Note 1).
(7)
Non-accrual investment.
(8)
1.0% of interest rate payable in cash. The remainder of interest rate payable in cash or paid-in-kind at borrower’s election.
(9)
Not used.
(10)
Not used.
(11)
The investment has been exited or sold. The residual value reflects estimated earnout, escrow, or other proceeds expected post-closing.
(12)
The Company has an unfunded loan or investment commitment to the portfolio company at December 31, 2023 (See Note 2).
(13)
Collateralized loan obligations (“CLO” or “CLOs”) are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively.
(14)
The equity investment is income producing, based on rate disclosed.
(15)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2023, qualifying assets represent 99% of the Company’s total assets and non-qualifying assets represent 1% of the Company’s total assets.
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

(+) Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to either LIBOR (“L”), SOFR or alternate base rate (unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 6 month, 3 month, or 1 month L rates. SOFR loans are typically indexed to 6 month, 3 month, or 1 month SOFR rates. As of December 31, 2022, rates for the 6 month, 3 month, and 1 month L are 5.14%, 4.77%, and 4.39%, respectively. As of December 31, 2022, rates for the 6 month, 3 month, and 1 month SOFR are 4.78%, 4.59%, and 4.36%, respectively. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2022.

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
(6)
Investment is held through our Taxable Subsidiary (See Note 1).
(7)
Non-accrual investment.
(8)
1.0% interest rate payable in cash. 9.0% interest rate payable in cash or paid-in-kind at borrower’s election.
(9)
15.0% interest payable in cash or paid-in-kind at borrower’s election.
(10)
The cash rate equals the approximate current yield on our last-out portion of the unitranche facility.
(11)
The investment has been exited or sold. The residual value reflects estimated earnout, escrow, or other proceeds expected post-closing.
(12)
The Company has an unfunded loan or investment commitment to the portfolio company at December 31, 2022 (See Note 2).
(13)
Collateralized loan obligations (“CLO” or “CLOs”) are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively.
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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Note 1. Organization

Logan Ridge Finance Corporation (“Logan Ridge”, the “Company”, “we”, “us”, and “our”) is an externally managed non-diversified closed-end management investment company incorporated in Maryland on February 21, 2013. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company commenced operations on May 24, 2013 and completed its initial public offering (“IPO”) on September 30, 2013. The Company is managed by Mount Logan Management LLC (the “Investment Adviser”), an investment adviser that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and BC Partners Management LLC (the “Administrator”) provides administrative services necessary for the Company to operate. For United States ("U.S.") federal income tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company believes it qualified as a RIC under the Code for the fiscal year ended December 31, 2023, and the Company intends to comply with the requirements to continue to qualify annually as a RIC under the Code. As further discussed below, for the fiscal years ended December 31, 2022, 2021 and 2020, the Company failed the income source requirement under subchapter M of the Code, and thus did not qualify as a RIC under the Code for such years. The Company has determined that there would be no quantitative impact to the consolidated statements of assets and liabilities, the consolidated statements of operations, the consolidated statements of changes in net assets, and the consolidated statements of cash flows as of and for the years ended December 31, 2022, 2021 and 2020. See “Note 2. – Summary of Significant Accounting Policies,” and “Note 7. – Income Taxes” for additional information.

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III, and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III, and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their small business investment company (“SBIC”) licenses, continued to hold their existing investments at the time of the IPO and have continued to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share, resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (the “SBA-guaranteed debentures”) and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. Accordingly, as of December 31, 2023 and 2022, there were no SBA-guaranteed debentures outstanding.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

As part of the Transaction, beginning on July 1, 2021, the Investment Adviser entered into a two-year contractual fee waiver (the “Fee Waiver”) with the Company to waive, to the extent necessary, any capital gains fee under the Investment Advisory Agreement that exceeds what would have been paid to Capitala in the aggregate over such two-year period under the prior advisory agreement. The Fee Waiver expired at the end of the two-year period.

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

The Company’s financial statements as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 are presented on a consolidated basis. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, including Fund II, Fund III, CBL, and the Taxable Subsidiaries. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income and payment-in-kind ("PIK") interest income: Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company has loans in the portfolio that contain a PIK interest provision. PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due.

Non-accrual investments: Management reviews all loans that become 90 days or more past due, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income and PIK interest on that loan for financial reporting purposes. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Non-accrual loans are returned to accrual status when the borrower’s financial condition improves such that management believes current interest and principal payments are expected to be collected. As of December 31, 2023, we had debt investments in three portfolio companies on non-accrual status with an aggregate amortized cost of $17.2 million and an aggregate fair value of $12.8 million, which represented 8.7% and 6.8% of the investment portfolio, respectively. As of December 31, 2022, we had a debt investment in one portfolio company on non-accrual status with aggregate amortized cost of $11.9 million and an aggregate fair value of $9.7 million, which represented 5.4% and 4.8% of the investment portfolio, respectively.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

The share amount and per share amount of the Company’s common stock in the consolidated financial statements and notes have been retroactively adjusted for the Reverse Stock Split effected on August 21, 2020 for all periods presented. See Note 1 for more information regarding the Reverse Stock Split.

Commitments and Contingencies

As of December 31, 2023 and 2022, the Company had the following unfunded commitments to existing portfolio companies (dollars in thousands):

Portfolio Company	Investment	December 31, 2023		December 31, 2022
Accordion Partners LLC(1)	First Lien/Senior Secured Debt	$	N/A	$897
Accordion Partners LLC (Revolver)	First Lien/Senior Secured Debt		1,531	1,531
American Clinical Solutions, LLC(1)	First Lien/Senior Secured Debt		250	N/A
BetaNXT, Inc. (Revolver)	First Lien/Senior Secured Debt		408	453
Bradshaw International, Inc. (Revolver)	First Lien/Senior Secured Debt		922	922
Critical Nurse Staffing, LLC(1)	First Lien/Senior Secured Debt		N/A	2,063
Critical Nurse Staffing, LLC (Revolver)	First Lien/Senior Secured Debt		1,000	700
Dentive, LLC(1)	First Lien/Senior Secured Debt		344	598
Dentive, LLC (Revolver)	First Lien/Senior Secured Debt		148	187
Epic Staffing Group(1)	First Lien/Senior Secured Debt		N/A	872
Great Lakes Funding II LLC - Series A	Joint Venture		55	80
GreenPark Infrastructure, LLC - Series M-1	Common Stock and Membership Units		732	732
IDC Infusion Services, LLC(1)	First Lien/Senior Secured Debt		799	N/A
Keg Logistics LLC (Revolver)	First Lien/Senior Secured Debt		—	436
Marble Point Credit Management LLC (Revolver)	First Lien/Senior Secured Debt		N/A	2,500
Morae Global Corporation (Revolver)	First Lien/Senior Secured Debt		292	N/A
Orthopaedic (ITC) Buyer, LLC(1)	First Lien/Senior Secured Debt		638	N/A
Premier Imaging, LLC(1)	First Lien/Senior Secured Debt		N/A	1,378
PhyNet Dermatology LLC(1)	First Lien/Senior Secured Debt		259	N/A
Tactical Air Support, Inc.(1)	First Lien/Senior Secured Debt		286	N/A
Taoglas Group Holdings Limited (Revolver)	First Lien/Senior Secured Debt		261	N/A
VBC Spine Opco, LLC (DxTx Pain and Spine LLC)(1)	First Lien/Senior Secured Debt		713	N/A
VBC Spine Opco, LLC (DxTx Pain and Spine LLC) (Revolver)	First Lien/Senior Secured Debt		97	N/A
Wealth Enhancement Group, LLC (Revolver)	First Lien/Senior Secured Debt		438	438
Total Unfunded Commitments			$9,173	$13,787

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

In management’s opinion, no direct losses with respect to litigation contingencies were probable as of December 31, 2023 and 2022. Management is of the opinion that the ultimate resolution of such claims, if any, will not materially affect the Company’s business, financial position, results of operations, or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to litigation contingencies.

Income Taxes

The Company has elected to be treated as a RIC under subchapter M of the Code. The Company believes it qualified as a RIC under the Code for the fiscal year ended December 31, 2023, and the Company intends to comply with the requirements to continue to qualify annually as a RIC under the Code. As further discussed below, for the fiscal years ended December 31, 2022, December 31, 2021 and December 31, 2020, the Company failed the income source requirement under subchapter M of the Code, and thus did not qualify as a RIC under the Code for such years. The Company has determined that there would be no quantitative impact to the consolidated statements of assets and liabilities, the consolidated statements of operations, the consolidated statements of changes in net assets, and the consolidated statements of cash flows as of and for the years ended December 31, 2022, 2021 and 2020. See “Note 7. – Income Taxes” for additional information.

In order to qualify for tax treatment as a RIC, among other requirements, the Company is required to timely distribute to its stockholders at least 90.0% of its investment company taxable income, as defined by the Code, for each fiscal tax year. The Company will be subject to a nondeductible U.S. federal excise tax of 4.0% on undistributed income if it does not distribute an amount at least equal to the sum of (i) 98.0% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and capital gain net income that it recognized for preceding years, but were not distributed during such years, and on which it paid no U.S. federal income tax.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

The tax years ended December 31, 2023, 2022, 2021 and 2020 remain subject to examination by U.S. federal, state, and local tax authorities. No material interest expense or penalties have been assessed for the years ended December 31, 2023, 2022, 2021 and 2020. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits, this would be recognized as income tax expense in the consolidated statements of operations.

The Company records deferred tax assets or liabilities related to temporary book versus tax differences on taxable income or loss generated by the underlying equity investments held by the Company’s Taxable Subsidiaries as well as temporary book versus tax differences generated by the Company during the years the Company did not qualify as a RIC (see “Note 7. – Income Taxes”).

As of December 31, 2023 and 2022, the Company recorded a net deferred tax asset of zero, respectively. For the years ended December 31, 2023, 2022 and 2021, the Company recorded a tax provision of zero, $0.1 million and zero, respectively.

As of December 31, 2023 and 2022, the valuation allowance on the Company’s Taxable Subsidiaries’ net deferred tax asset was $3.9 million and $4.0 million, respectively. For the years ended December 31, 2023, 2022 and 2021, the Company’s Taxable Subsidiaries recognized a (decrease) increase in the valuation allowance of $(0.1) million, $1.5 million, and $(2.1) million, respectively.

As of December 31, 2022, 2021 and 2020, the years the Company did not qualify as RIC, the valuation allowance on the Company’s net deferred tax asset was $31.9 million, $29.2 million and $33.3 million, respectively, excluding the Taxable Subsidiaries. For the years ended December 31, 2022, 2021 and 2020, the Company, excluding its Taxable Subsidiaries, recognized an increase (decrease) in the valuation allowance of $2.7 million, $(4.1) million, and $33.3 million, respectively. See “Note 7. – Income Taxes” for further details.

In accordance with certain applicable U.S. Treasury regulations and guidance issued by the Internal Revenue Service, a publicly offered RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive its entire distribution in either cash or stock of the RIC, subject to a limitation on the aggregate amount of cash available to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20.0% of its entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock.

For income tax purposes, the Company has paid distributions on its shares of common stock from ordinary income in the amount of $2.6 million, zero, and zero during the tax years ended December 31, 2023, 2022 and 2021, respectively. For income tax purposes, none of the Company's distributions paid on its shares of common stock were accounted for as a return of capital for the tax years ended December 31, 2023, 2022 and 2021.

ASC Topic 740 — Income Taxes (“ASC 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of December 31, 2023 and 2022, there were no uncertain tax positions.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Note 3. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market and traditional middle-market companies. As of December 31, 2023, our portfolio consisted of investments in 60 portfolio companies with a fair value of approximately $189.7 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of December 31, 2023, none of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2022, 1.9% of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the year ended December 31, 2023, the Company made approximately $33.2 million of investments and had approximately $43.7 million in repayments and sales, resulting in net repayments and sales of approximately $10.5 million for the year. During the year ended December 31, 2022, the Company made approximately $107.7 million of investments and had approximately $94.0 million in repayments and sales, resulting in net deployment of approximately $13.7 million for the year. During the year ended December 31, 2021, the Company made approximately $89.4 million of investments and had approximately $169.6 million in repayments and sales, resulting in net repayments and sales of approximately $80.2 million for the year.

As of December 31, 2023, the Company’s Adviser approved the fair value of the Company’s investment portfolio of approximately $189.7 million in good faith in accordance with the Company’s valuation procedures. The Company’s Adviser approved the fair value of the Company’s investment portfolio as of December 31, 2023 with input from third-party valuation firms and the Investment Adviser, as valuation designee, based on information known or knowable as of the valuation date, including trailing and forward looking data.

The composition of our investments as of December 31, 2023, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$128,537	65.4%	$124,007	65.4%
Second Lien Debt	8,968	4.6%	7,918	4.2%
Subordinated Debt	26,573	13.5%	23,548	12.4%
Collateralized Loan Obligations	1,600	0.8%	1,600	0.8%
Joint Venture	440	0.2%	450	0.2%
Equity	30,400	15.5%	32,135	17.0%
Total	$196,518	100.0%	$189,658	100.0%

The composition of our investments as of December 31, 2022, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$143,047	64.9%	$136,896	67.3%
Second Lien Debt	8,283	3.8%	6,464	3.2%
Subordinated Debt	26,571	12.0%	25,851	12.7%
Collateralized Loan Obligations	6,185	2.8%	4,972	2.4%
Joint Venture	414	0.2%	403	0.2%
Equity	36,016	16.3%	29,006	14.2%
Total	$220,516	100.0%	$203,592	100.0%

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

The following table shows the portfolio composition by industry grouping at fair value as of December 31, 2023 and 2022 (dollars in thousands):

	December 31, 2023		December 31, 2022
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$47,934	25.3%	42,594	20.9%
Business Services	29,555	15.6%	24,570	12.1%
Financials	24,213	12.8%	35,660	17.5%
Information Technology	21,860	11.5%	17,330	8.5%
Industrials	16,558	8.7%	15,631	7.7%
Consumer Discretionary	10,180	5.4%	13,505	6.6%
Healthcare Management	9,465	5.0%	9,695	4.8%
Automobile Part Manufacturer	5,510	2.9%	4,992	2.5%
Advertising & Marketing Services	4,160	2.2%	3,562	1.7%
Communication Services	4,029	2.1%	896	0.4%
Textile Equipment Manufacturer	3,860	2.0%	5,001	2.5%
Medical Device Distributor	3,425	1.8%	4,360	2.1%
Financial Services	2,445	1.3%	6,651	3.3%
Online Merchandise Retailer	2,095	1.1%	3,701	1.8%
Consumer Staples	1,737	0.9%	4,825	2.4%
Household Product Manufacturer	758	0.4%	758	0.4%
Oil & Gas Engineering and Consulting Services	670	0.4%	258	0.1%
Data Processing & Digital Marketing	509	0.3%	509	0.2%
Electronic Machine Repair	245	0.1%	271	0.1%
Testing Laboratories	238	0.1%	723	0.4%
General Industrial	212	0.1%	641	0.3%
Entertainment	—	—	7,459	3.7%
Total	$189,658	100.0%	$203,592	100.0%

All investments by the Company as of December 31, 2023 and 2022 were made in portfolio companies located in the U.S.

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

The following table presents the fair value measurements of investments, by major class, as of December 31, 2023 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	NAV	Total
First Lien Debt	$—	$—	$124,007	$—	$124,007
Second Lien Debt	—	—	7,918	—	7,918
Subordinated Debt	—	—	23,548	—	23,548
Collateralized Loan Obligations	—	—	1,600	—	1,600
Joint Venture	—	—	—	450	450
Equity	—	—	32,135	—	32,135
Total	$—	$—	$189,208	$450	$189,658

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2023 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Collateralized Loan Obligations	Equity	Total
Balance as of January 1, 2023	$136,896	$6,464	$25,851	$4,972	$29,006	$203,189
Repayments/sales	(42,425)	(5)	—	(97)	(1,094)	(43,621)
Purchases	32,165	—	—	—	973	33,138
Payment-in-kind interest and dividends accrued	655	661	2	—	166	1,484
Accretion of original issue discount	707	29	—	632	—	1,368
Net realized loss on investments	(5,612)	—	—	(5,120)	(5,661)	(16,393)
Net change in unrealized appreciation (depreciation) on investments	1,621	769	(2,305)	1,213	8,745	10,043
Transfers out	—	—	—	—	—	—
Balance as of December 31, 2023	$124,007	$7,918	$23,548	$1,600	$32,135	$189,208

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2022 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Collateralized Loan Obligations	Equity	Total
Balance as of January 1, 2022	$98,251	$30,190	$5,050	$7,717	$56,981	$198,189
Repayments/sales	(41,915)	(25,297)	—	(816)	(25,903)	(93,931)
Purchases	80,456	3,086	21,272	—	2,367	107,181
Payment-in-kind interest and dividends accrued	265	402	243	—	196	1,106
Accretion of original issue discount	476	44	6	969	—	1,495
Net realized gain (loss) on investments	94	—	—	(2,007)	15,682	13,769
Net change in unrealized (depreciation) appreciation on investments	(731)	(1,961)	(720)	(891)	(20,317)	(24,620)
Balance as of December 31, 2022	$136,896	$6,464	$25,851	$4,972	$29,006	$203,189

The net change in unrealized appreciation (depreciation) on Level 3 investments held as of December 31, 2023 and 2022, was $1.0 million and $(4.3) million, respectively, and is included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and (liabilities) as of December 31, 2023 were as follows:

	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)(2)
First lien debt	$9.9	Market	Broker/Dealer Quotes	N/A
First lien debt	114.1	Income	Required Rate of Return	7.8% – 30.0% (13.5%)
Second lien debt	2.4	Market	Broker/Dealer Quotes	N/A
Second lien debt	5.5	Income	Required Rate of Return	2.2% – 17.9% (15.7%)
Subordinated debt	19.2	Income	Required Rate of Return	11.0%
Subordinated debt	0.5	Enterprise Market Value	EBITDA Multiple	4.5x
Subordinated debt	3.9	Enterprise Market Value	Revenue Multiple	0.5x
Collateralized Loan Obligations	1.6	Income	Discount Margin	22.4% – 24.1% (23.8%)
Equity	0.1	Income	Stock Price Time to Exit (Years) Volatility	$102.49 2.0 35.0%
Equity	29.5	Enterprise Market Value and Asset(1)	EBITDA Multiple	2.3x – 18.0x (6.6x)
Equity	2.5	Enterprise Market Value	Revenue Multiple	0.3x – 1.2x (0.9x)
	$189.2

(1)
$1.0 million in equity was valued using the asset approach.
(2)
The weighted averages disclosed in the table above were weighted by their relative fair value.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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
	$203.2

(1)
$1.0 million in equity and warrants were valued using the asset approach.
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

Great Lakes Funding II LLC

In August 2022,the Company invested in the Great Lakes II Joint Venture, a joint venture with an investment strategy to underwrite and hold senior, secured unitranche loans made to middle-market companies. The Company treats its investment in the Great Lakes II Joint Venture as a joint venture since an affiliate of the Investment Adviser controls a 50% voting interest in the Great Lakes II Joint Venture.

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture at December 31, 2023 and December 31, 2022 was $0.5 million and $0.4 million, respectively. Fair value has been determined utilizing the net asset value as a practical expedient pursuant to U.S. GAAP. Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of December 31, 2023, the Company has an unfunded commitment to the Great Lakes II Joint Venture of $0.1 million.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Note 4. Transactions With Affiliated Companies

During the year ended December 31, 2023, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2022 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2023 Fair Value
Affiliate investments
Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)	$—	$—	$2,802	$—	$—	$—	$288	$3,090
Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)	—	—	2,190	—	—	—	230	2,420
			—	4,992	—	—	—	518	5,510
GA Communications, Inc.	Series A-1 Preferred Stock (1,998 shares)	—	—	3,562	—	(1)	—	(21)	3,540
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)	—	—	—	—	—	—	620	620
			—	3,562	—	(1)	—	599	4,160
Great Lakes Funding II LLC	Series A	—	68	403	82	(56)	—	21	450
			68	403	82	(56)	—	21	450
GreenPark Infrastructure, LLC	Series A (400 Units)	—	—	200	—	—	—	—	200
GreenPark Infrastructure, LLC	Series M-1 (200 Units)	—	—	69	—	—	—	—	69
			—	269	—	—	—	—	269
MMI Holdings, LLC	First Lien Debt (12.00% Cash, Due 6/28/24)	2,600	(316)	2,600	—	—	—	(86)	2,514
MMI Holdings, LLC	Second Lien Debt (6.00% Cash, Due 6/28/24)	400	(13)	400	12	—	—	(60)	352
MMI Holdings, LLC(5)	Preferred Units (1,000 units, 8.00% PIK Dividend)	—	94	1,360	94	—	—	(895)	559
MMI Holdings, LLC	Common Membership Units (45 units)	—	—	—	—	—	—	—	—
			(235)	4,360	106	—	—	(1,041)	3,425
Nth Degree Investment Group, LLC	Membership Units (6,088,000 units)	—	—	5,320	—	—	—	5,020	10,340
			—	5,320	—	—	—	5,020	10,340
RAM Payment, LLC	First Lien Debt (10.43% Cash (1 month LIBOR + 5.00%), 1.50% Floor), Due 1/4/24)	—	27	939	—	(939)	—	—	—
RAM Payment, LLC	First Lien Debt (13.76% Cash, Due 1/4/24)	—	132	2,547	—	(2,547)	—	—	—
RAM Payment, LLC(5)	Preferred Units (86,000 units, 6.00% PIK Dividend)	—	68	3,165	68	(244)	—	(544)	2,445
			227	6,651	68	(3,730)	—	(544)	2,445
Sierra Hamilton Holdings Corporation	Second Lien Debt (15.00% PIK, Due 9/12/23)	—	1	4	—	(4)	—	—	—
Sierra Hamilton Holdings Corporation	Common Stock (27,396,364 shares)	—	—	254	—	—	—	416	670
			1	258	—	(4)	—	416	670
V12 Holdings, Inc.	Second Lien Debt	509	—	509	—	—	—	—	509
			—	509	—	—	—	—	509
Total Affiliate investments			$61	$26,324	$256	$(3,791)	$—	$4,989	$27,778

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
DECEMBER 31, 2023

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

Note 5. Agreements and Related Party Transactions

Investment Advisory Agreement

On July 1, 2021, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser, which was approved by the Company’s stockholders on May 27, 2021. Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect from year-to-year if approved annually by the Board or by a majority of our outstanding voting securities, including, in either case, by a majority of our directors who are not “interested persons” as such term is defined in Section 2(a)(19) of the 1940 Act (“Independent Directors”). The Board most recently approved the renewal of the Investment Advisory Agreement at a meeting on May 9, 2023. Subject to the overall supervision of the Board, the Investment Adviser manages our day-to-day operations and provides investment advisory and management services to us. Under the terms of the Investment Advisory Agreement, the Investment Adviser:

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
DECEMBER 31, 2023

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

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Adviser that would, when taken together with all other incentive fees paid to the Investment Adviser during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. As of December 31, 2023 and 2022, the Company did not have incentive fees payable to the Investment Adviser related to fees earned in prior years but deferred under the incentive fee deferral mechanism.

As part of the Transaction, beginning on July 1, 2021, the Investment Adviser entered into a two-year contractual fee waiver (the “Fee Waiver”) with the Company to waive, to the extent necessary, any capital gains fee under the Investment Advisory Agreement that exceeds what would have been paid to Capitala in the aggregate over such two-year period under the prior advisory agreement. The Fee Waiver expired at the end of the two-year period.

For the years ended December 31, 2023, 2022 and 2021, the Company incurred $3.7 million, $3.9 million and $4.8 million in base management fees, respectively, under the Investment Advisory Agreement and the Prior Investment Advisory Agreement. The Company did not incur incentive fees related to pre-incentive fee net investment income for the years ended December 31, 2023, 2022, and 2021, respectively. For the years ended December 31, 2023, 2022 and 2021, our Investment Adviser did not waive any incentive fees as none were incurred.

As of December 31, 2023 and 2022, the Company had $0.9 million and $0.9 million, respectively, of management and incentive fees payable to the Adviser. These amounts are reflected in the accompanying consolidated statements of assets and liabilities under the caption “Management and incentive fees payable.”

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
DECEMBER 31, 2023

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

For the years ended December 31, 2023, 2022 and 2021, the Company accrued $0.9 million, $0.6 million, and $1.0 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

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

Trade with Affiliated Funds

There were no transactions subject to Rule 17a-7 under the 1940 Act during year ended December 31, 2023. During the year ended December 31, 2022, the Company sold $7.9 million in total investments to an affiliated fund in accordance with, and pursuant to procedures adopted under, Rule 17a-7 of the 1940 Act. Realized losses on those sales for the same period amounted to less than $0.1 million. There were no transactions subject to Rule 17a-7 under the 1940 Act during year ended December 31, 2021.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

As of December 31, 2023 and 2022, there were no SBA-guaranteed debentures outstanding. The following table summarizes the historical interest expense and annual charges, deferred financing costs, average outstanding balance, and average stated interest and annual charge rate on the SBA-guaranteed debentures for the year ended December 31, 2021 (dollars in thousands):

For the Year Ended December 31,
2021
Interest expense and annual charges	$1,066
Deferred financing costs	188
Total interest and financing expenses	$1,254
Average outstanding balance	$33,773
Average stated interest and annual charge rate	3.14%

2022 Notes

On May 16, 2017, the Company issued $70.0 million in aggregate principal amount of 6.0% fixed-rate notes due May 31, 2022 (the “2022 Notes”). On May 25, 2017, the Company issued an additional $5.0 million in aggregate principal amount of the 2022 Notes pursuant to a partial exercise of the underwriters’ overallotment option. On November 1, 2021, the Company notified the Trustee for the Company's 2022 Notes, of the Company's election to redeem $50.0 million aggregate principal amount of the 2022 Notes outstanding. The redemption was completed on December 6, 2021. On May 31, 2022, the remaining 2022 Notes reached maturity, and the entire outstanding principal of the 2022 Notes became payable and was paid by the Company. Accordingly, as of December 31, 2023 and December 31, 2022, there were no 2022 Notes outstanding.

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Notes for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Interest expense	N/A	$609	$4,119
Deferred financing costs	N/A	45	590
Total interest and financing expenses	N/A	$654	$4,709
Average outstanding balance	N/A	$9,384	$69,272
Average stated interest rate	N/A	6.00%	6.00%

2022 Convertible Notes

On May 26, 2017, the Company issued $50.0 million in aggregate principal amount of 5.75% fixed-rate convertible notes due May 31, 2022 (the “2022 Convertible Notes”). On June 26, 2017, the Company issued an additional $2.1 million in aggregate principal amount of the 2022 Convertible Notes pursuant to a partial exercise of the underwriters’ overallotment option. On May 31, 2022, the 2022 Convertible Notes reached maturity, and the entire outstanding principal of the 2022 Convertible Notes became payable, and was paid by the Company. Accordingly, as of December 31, 2023 and December 31, 2022, there were no 2022 Convertible Notes outstanding.

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Convertible Notes for the years ended December 31, 2023, 2022, and 2021 (dollars in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Interest expense	N/A	$1,239	$2,997
Deferred financing costs	N/A	168	385
Total interest and financing expenses	N/A	$1,407	$3,382
Average outstanding balance	N/A	$21,406	$52,088
Average stated interest rate	N/A	5.75%	5.75%

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

2026 Notes

On October 29, 2021, the Company issued $50.0 million in aggregate principal amount of 5.25% fixed-rate notes due October 30, 2026 (the “2026 Notes”) pursuant to a supplemental indenture with U.S. Bank National Association (the “Trustee”), which supplements that certain base indenture, dated as of June 16, 2014. The 2026 Notes were issued in a private placement exempt from registration under the Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds to the Company were approximately $48.8 million, after deducting estimated offering expenses. The Notes will mature on October 30, 2026 and may be redeemed in whole or in part at the Company's option at any time or from time to time at the redemption prices set forth in the Indenture. The Notes bear interest at a rate of 5.25% per year payable semi-annually on April 30 and October 30 of each year, commencing on April 30, 2022. The Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company's existing and future indebtedness that is expressly subordinated in right of payment to the Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company's secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities..

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

As of December 31, 2023 and 2022, the Company had $50.0 million and $50.0 million in 2026 Notes outstanding.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2026 Notes for the years ended December 31, 2023, 2022, and 2021 (dollars in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Interest expense	$2,833	$2,810	$487
Deferred financing costs	156	161	20
Total interest and financing expenses	$2,989	$2,971	$507
Average outstanding balance	$50,000	$50,000	$8,767
Average stated interest rate	5.25%	5.25%	5.25%

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

The Company obtained an Investment Grade rating from a Nationally Recognized Statistical Rating Organization (“NRSRO”) with respect to the 2032 Convertible Notes. The 2032 Convertible Notes have a fixed interest rate of 5.25% per annum payable semi-annually on March 31 and September 30 of each year, commencing on September 30, 2022, subject to a step up of 0.75% per annum to the extent that the 2032 Convertible Notes are downgraded below Investment Grade by an NRSRO or the 2032 Convertible Notes no longer maintain a rating from an NRSRO. The Company will also be required to pay an additional interest rate of 2.0% per annum (x) on any overdue payment of interest and (y) during the continuance of an “Event of Default.” In addition, on the occurrence of a “Change in Control Repurchase Event” or “Delisting Event,” as defined in the Purchase Agreement, the Company will generally be required to make an offer to purchase the outstanding 2032 Convertible Notes at a price equal to 100% of the principal amount of such 2032 Convertible Notes plus accrued and unpaid interest to the repurchase date. The 2032 Convertible Notes are redeemable prior to maturity. The Company, at its option, may satisfy any payment, redemption, conversion or pre-payment obligations under the Purchase Agreement by issuing shares of common stock, paying cash or some combination of both issuing shares of common stock and paying cash. No “sinking fund” is provided for the 2032 Convertible Notes.

As of December 31, 2023 and December 31, 2022, the Company had $15.0 million and $15.0 million in 2032 Convertible Notes outstanding.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2032 Convertible Notes for the years ended December 31, 2023 and 2022 (dollars in thousands):

	For the Year Ended December 31,
	2023	2022
Interest expense	$892	$669
Deferred financing costs	12	8
Total interest and financing expenses	$904	$677
Average outstanding balance	$15,000	$11,301
Average stated interest rate	5.25%	5.25%

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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

KeyBank Credit Facility

On October 30, 2020, CBL, a direct, wholly owned, consolidated subsidiary of the Company entered into the KeyBank Credit Facility with the investment adviser at the time, as collateral manager, the lenders from time to time parties thereto (each a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. The KeyBank Credit Facility was amended on May 10, 2022 and October 20, 2022. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $75.0 million as of May 10, 2022, with an uncommitted accordion feature that allows the Company to borrow up to an additional $125.0 million. The KeyBank Credit Facility matures on May 10, 2027, unless there is an earlier termination or event of default. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through May 10, 2025, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at 1M Term SOFR plus 2.90% during the 3-year revolving period and 3.25% thereafter, with a 0.40% 1M Term SOFR floor. CBL will also pay an unused commitment fee at a rate of (1) 1.00% if utilization is less than or equal to 30.0%, (2) 0.65% if utilization is greater than 30.0% but less than or equal to 60.0%, or (3) 0.35% if utilization is greater than 60.0%, per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility. As of December 31, 2023 and December 31, 2022, there were draws of $39.6 million and $55.9 million, respectively, on the KeyBank Credit Facility. The KeyBank Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2023 and 2022, assets pledged to secure the KeyBank Credit Facility had a fair value of $111.2 million and $111.3 million, respectively.

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the KeyBank Credit Facility for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Interest expense	$3,970	$1,553	$136
Deferred financing costs	341	286	194
Unused commitment fees	125	267	387
Total interest and financing expenses	$4,436	$2,106	$717
Average outstanding balance	$49,167	$27,586	$3,203
Average stated interest rate	7.92%	5.35%	4.25%

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the outstanding principal and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2023, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Outstanding Principal	Fair Value	Level 1	Level 2	Level 3
2026 Notes	$50,000	$45,250	$—	$—	$45,250
2032 Convertible Notes	15,000	13,705	—	—	13,705
KeyBank Credit Facility	39,553	39,553	—	—	39,553
Total	$104,553	$98,508	$—	$—	$98,508

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
Note 7. Income Taxes

The Company has elected to be treated for U.S. federal income tax purposes as a RIC under subchapter M of the Code. The Company believes it qualified as a RIC under the Code for the fiscal year ended December 31, 2023, and the Company intends to comply with the requirements to continue to qualify annually as a RIC under the Code. As a RIC, the Company is not taxed on any investment company taxable income or capital gains which it distributes to stockholders. The Company intends to make the requisite distributions to its stockholders which will relieve the Company from U.S. federal income taxes. As further discussed below, for the fiscal years ended December 31, 2022, 2021 and 2020, the Company failed the income source requirement under subchapter M of the Code, and thus did not qualify as a RIC under the Code for such years.

Distributions from net investment income, distributions from net realized capital gains, and distributions classified as return of capital are determined in accordance with U.S. federal tax regulations, which may differ from amounts in accordance with U.S. GAAP and those differences could be material.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Permanent differences between taxable income and net investment income for financial reporting purposes are reclassified among the capital accounts in the financial statements to reflect their tax character. During the years ended December 31, 2023, 2022 and 2021, the Company reclassified for book purposes amounts arising from permanent differences in the book and tax basis of partnership investments sold, the Company's investments in its underlying Taxable Subsidiaries and other book-tax differences. Such reclassifications are reported in “Tax reclassifications of stockholders’ equity” in accordance with U.S. GAAP in the consolidated statements of changes in net assets for the years ended December 31, 2023, 2022 and 2021, respectively.

The following permanent differences due to adjustments for the realized gains (losses) upon disposition of partnership interests and for the transfer of distributions between accumulated capital gains, accumulated net investment income, and return of capital were reclassified for tax purposes for the tax years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	Tax Year Ended December 31,
	2023	2022	2021
Change in total distributable loss	$1,870	$(2,192)	$40,635
(Decrease) increase in capital in excess of par value	$(1,870)	$2,192	$(40,635)

For the tax years ended December 31, 2023, 2022 and 2021, the tax basis components of distributable earnings were as follows (dollars in thousands):

	Tax Year Ended December 31,
	2023	2022	2021
Undistributed ordinary income	$2,592	$—	$—
Accumulated capital losses	(112,160)	(96,984)	(108,018)
Unrealized (depreciation) appreciation	(11,498)	(18,351)	3,590
Other temporary differences	—	(1,588)	(1,580)
Total	$(121,066)	$(116,923)	$(106,008)

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses of RICs incurred for taxable years beginning after December 22, 2010 will not be subject to expiration. As of December 31, 2023, the Company has a capital loss carry forward of $90.6 million expiring in 2025, a capital loss carry forward of $5.0 million expiring in 2026, and a capital loss carry forward of $16.6 million not subject to expiration.

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.

The following table reconciles net increase (decrease) in net assets resulting from operations to taxable income (loss) for the tax periods ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	Tax Year Ended December 31,
	2023	2022	2021
Net decrease in net assets resulting from operations	$(2,482)	$(12,024)	$(1,918)
Net change in unrealized (appreciation) depreciation on investments	(10,064)	24,631	(10,667)
Capital loss carryforward	16,550	(8,363)	7,658
Tax provision	—	—	—
Other book-to-tax differences	1,173	(4,510)	529
Total taxable income (loss)	$5,177	$(266)	$(4,398)

For income tax purposes, distributions paid to stockholders are reported as ordinary income, long term capital gains, return of capital, or a combination thereof. The tax character of distributions paid for the tax periods ended December 31, 2023, 2022 and 2021 were as follows (dollars in thousands):

	Tax Year Ended December 31,
	2023	2022	2021
Ordinary income	$2,585	$—	$—
Long-term capital gains	—	—	—
Return of capital	—	—	—
Total	$2,585	$—	$—

For U.S. federal income tax purposes, as of December 31, 2023, the aggregate net unrealized depreciation for all securities was $11.5 million. As of December 31, 2023, gross unrealized appreciation was $11.1 million and gross unrealized depreciation was $22.6 million. The aggregate cost of securities for U.S. federal income tax purposes was $201.2 million as of December 31, 2023. For U.S. federal income tax purposes, as of December 31, 2022, the aggregate net unrealized depreciation for all securities was $18.3 million. As of December 31, 2022, gross unrealized appreciation was $13.1 million and gross unrealized depreciation was $31.4 million. The aggregate cost of securities for U.S. federal income tax purposes was $221.9 million as of December 31, 2022.

For the tax years ended December 31, 2022, 2021 and 2020, the Company filed its tax returns as a RIC. However, in March 2024, the Company determined that information received from a portfolio company held in prior fiscal years and sold in 2022 was inaccurate, and, as a result, the Company did not satisfy the income source requirement under subchapter M of the Code for the fiscal years ended December 31, 2022, 2021, and 2020. Accordingly, the Company did not qualify as a RIC under the Code for the fiscal years ended December 31, 2022, 2021 and 2020, and thus the Company would be subject to U.S. federal income tax on all of its taxable income at regular corporate rates for these periods. Based on the assessment that the Company did not qualify as a RIC for the fiscal years ended December 31, 2022, 2021 and 2020, the Company calculated its provision for income tax as a C-Corporation for such fiscal years. Given the operations of the Company for that period, the Company has determined no income tax or capital gains taxes would be due and payable for those periods, had the Company claimed status and filed returns as a C-Corporation. Thus, the Company has determined that there would be no quantitative impact to the consolidated statements of assets and liabilities, the consolidated statements of operations, the consolidated statements of changes in net assets, and the consolidated statements of cash flows as of and for the years ended December 31, 2022, 2021 and 2020, as illustrated in the following disclosures as a C-Corporation during the period. The Company did not have a net unrealized gain on its portfolio as of the first

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

day of the fiscal year the Company requalified as a RIC that would be subject to tax if recognized within the subsequent five years. Accordingly, as specifically noted, certain tables below have been revised from the amounts previously reported to reflect the Company's tax status as a C-Corporation.

Deferred U.S. federal income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and U.S. federal income tax purposes. The following tables have been revised such that they present the components of deferred tax assets (liabilities) as of December 31, 2022, 2021 and 2020 for the Company’s tax status as a C-Corporation (dollars in thousands):

	As of December 31,
	2022	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$4,561	$4,015	$2,912
Capital loss carryforwards	23,099	25,452	24,247
Other deferred tax assets	4,247	—	6,108
Less valuation allowance	(31,907)	(29,244)	(33,267)
Total deferred tax assets	—	223	—
Deferred tax liabilities:
Net unrealized depreciation on investments	—	223	—
Total deferred tax liabilities	—	223	—
Net deferred tax asset	$—	$—	$—

At December 31, 2022, 2021 and 2020, the valuation allowance on deferred tax assets of the Company was $31.9 million, $29.2 million and $33.3 million, respectively, which represents the tax effect of net operating losses and capital losses that we do not believe we will realize through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Total income tax expense (benefit) for the Company, which have been revised to reflect its tax status as a C-Corporation, differs from the amount computed by applying the federal statutory income tax rate of 21% to net investment income (loss) and net realized and unrealized appreciation (depreciation) on investments for the years ended December 31, 2022, 2021 and 2020, as follows (dollars in thousands):

	For the Years ended December 31,
	2022	2021	2020
Tax (benefit) expense at statutory rates	$(2,525)	$(403)	$(7,444)
State income tax (benefit) expense, net of federal benefit	(380)	(61)	(1,120)
Other adjustments	4,095	(1,603)	3,823
Change in valuation allowance	(1,190)	2,067	4,741
Total tax provision (benefit), net	$—	$—	$—

For the years ended December 31, 2022, 2021 and 2020, the components of the Company’s tax provision (benefit), which have been revised to reflect its tax status as a C-Corporation during the respective period and excluding its Taxable Subsidiaries, include the following:

	For the Years Ended December 31,
	2022	2021	2020
Current Tax provision (benefit)
Federal	$—	$—	$—
State	—	—	—
Total current tax provision (benefit), net	$—	$—	$—

	For the Years Ended December 31,
	2022	2021	2020
Deferred Tax provision (benefit)
Federal	$(475)	$(2,005)	$(3,620)
State	(71)	(302)	(545)
Less valuation allowance	546	2,307	4,165
Total deferred tax provision (benefit), net	$—	$—	$—

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

The Company acquired the non-controlling interest in Print Direction, Inc. on December 1, 2017 and converted the entity to CPTA Master Blocker, Inc. (Georgia), retaining its net operating losses in the transaction subject to Section 382 of the Code. As of December 31, 2023, the Taxable Subsidiaries had net operating losses for U.S. federal income tax purposes of approximately $13.6 million. If not utilized, $0.9 million and $6.1 million of these net operating losses will expire in the years ended December 31, 2036 and 2037, respectively, and $6.6 million of these net operating losses have no expiration.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Components of deferred tax assets (liabilities) for the Taxable Subsidiaries as of December 31, 2023 and 2022 are as follows (dollars in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$3,336	$3,940
Capital loss carryforwards	319	455
Other deferred tax assets	2,604	4
Less valuation allowance	(3,893)	(3,951)
Total deferred tax assets	2,366	448
Deferred tax liabilities:
Net unrealized depreciation on investments	2,366	448
Total deferred tax liabilities	2,366	448
Net deferred tax asset	$—	$—

At December 31, 2023 and 2022, the valuation allowance on deferred tax assets of the Taxable Subsidiaries was $3.9 million and $4.0 million, respectively, which represents the tax effect of net operating losses that we do not believe we will realize through future taxable income. Any adjustments to the Taxable Subsidiaries’ valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Total income tax expense (benefit) for the Taxable Subsidiaries differs from the amount computed by applying the federal statutory income tax rate of 21% to net investment income (loss) and net realized and unrealized appreciation (depreciation) on investments for the years ended December 31, 2023, 2022 and 2021, as follows (dollars in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Tax (benefit) expense at statutory rates	$(299)	$(1,041)	$1,544
State income tax (benefit) expense, net of federal benefit	(51)	(322)	281
Adjustment to unrealized depreciation	(14)	184	494
Other adjustments	(294)	(315)	(21)
Revaluation for state rate change	716	—	(134)
Change in valuation allowance	(58)	1,494	(2,164)
Total tax provision (benefit), net	$—	$—	$—

For the years ended December 31, 2023, 2022 and 2021, the components of the Taxable Subsidiaries’ tax provision (benefit) include the following:

	For the Years Ended December 31,
	2023	2022	2021
Tax provision (benefit)
Federal	$306	$938	$(1,918)
State	(364)	650	(246)
Less valuation allowance	58	(1,494)	2,164
Total tax provision (benefit), net	$—	$94	$—

Note 8. Directors’ Fees

Our Independent Directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Board meeting and $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the years ended December 31, 2023, 2022 and 2021, the Company recognized directors’ fees expense of $0.5 million, $0.5 million, and $0.4 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

Note 9. Stockholders’ Equity

On March 6, 2023, the Company's Board authorized a share repurchase program whereby the Company could repurchase up to an aggregate of $5.0 million of its outstanding shares of common stock in the open market. The repurchase program did not obligate the Company to acquire any specific number of shares, and all repurchases were made in accordance with SEC Rule 10b-18 and accomplished through a Rule 10b5-1 plan, which set certain restrictions on the method, timing, price and volume of share repurchases. On March 11, 2024, the Board authorized a new share repurchase program on substantially similar terms. Unless extended or discontinued by the Board, the new repurchase program will terminate on March 31, 2025. The repurchase program may be extended, modified or discontinued at any time for any reason without prior notice.

During the year ended December 31, 2023, the Company repurchased 36,667 of its outstanding shares under the share repurchase program at an aggregate cost of approximately $0.8 million. There were no share repurchases during the year ended December 31, 2022.

During the year ended December 31, 2023, the Company issued 297 shares of common stock under its DRIP. The Company did not pay a dividend during the year ended December 31, 2022.

The total number of shares of the Company's common stock outstanding as of December 31, 2023 and December 31, 2022 was 2,674,698 and 2,711,068, respectively.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Other potentially dilutive shares of the Company’s common stock, and the related impact to earnings, are considered when calculating diluted earnings per share. For the years ended December 31, 2022 and 2021, 0.6 million in convertible shares related to the 2022 Convertible Notes, which matured in May 2022, were considered anti-dilutive. For the years ended December 31, 2023 and December 31, 2022, 0.5 million and 0.5 million, respectively, in convertible shares related to the 2032 Convertible Notes were considered anti-dilutive.

The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share resulting from operations for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands, except share and per share data):

	For the Years Ended December 31,
	2023(1)	2022(2)	2021(2)
Net decrease in net assets resulting from operations - basic and diluted	$(2,482)	$(12,024)	$(1,918)
Weighted average common stock outstanding – basic and diluted	2,694,857	2,711,068	2,711,068
Net decrease in net assets per share from operations - basic and diluted	$(0.92)	$(4.44)	$(0.71)

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the year ended December 31, 2023, conversion of the 2032 Convertible Notes into 0.5 million shares was not assumed as the effect on diluted earnings per share would be anti-dilutive.
(2)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the years ended December 31, 2022 and 2021, conversion of the 2022 Convertible Notes into 0.6 million shares was not assumed as the effect on diluted earnings per share would be anti-dilutive. For the year ended December 31, 2022, conversion of the 2032 Convertible Notes into 0.5 million shares was not assumed as the effect on diluted earnings per share would be anti-dilutive.

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

The following table summarizes the Company's distribution declarations for the year ended December 31, 2023 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
March 6, 2023	March 20, 2023	March 31, 2023	$0.18	$488	140	$3
May 9, 2023	May 22, 2023	May 31, 2023	0.22	595	47	1
August 8, 2023	August 22, 2023	August 31, 2023	0.26	699	53	1
November 7, 2023	November 20, 2023	November 30, 2023	0.30	803	57	1
Total Distributions Declared and Distributed for 2023			$0.96	$2,585	297	$6

The Company’s Board determined not to declare any distributions during the years ended December 31, 2022 and December 31, 2021.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Note 12. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2023, 2022, 2021, 2020 and 2019 (dollars in thousands, except share and per share data, unless otherwise noted):

	For the Years Ended December 31,
	2023	2022	2021	2020	2019
Per share data(1):
Net asset value at beginning of period	$35.04	$39.48	$40.19	$54.84	$71.26
Net investment income (loss)(2)	1.43	(0.43)	(1.32)	0.02	4.86
Net realized (loss) gain on investments(2)	(6.08)	5.08	(2.94)	(8.88)	(7.35)
Net change in unrealized appreciation (depreciation) on investments(2)	3.73	(9.09)	3.93	(4.29)	(7.56)
Tax provision(2)	—	—	—	—	(0.23)
Net realized (loss) gain on extinguishment of debt(2)	—	—	(0.38)	0.06	—
Distributions - return of capital(3)	—	—	—	(1.26)	(0.99)
Distributions - net investment income(3)	(0.96)	—	—	(0.24)	(5.01)
Accretive effect of common stock repurchases(2)	0.18	—	—	—	—
Other(8)	—	—	—	(0.06)	(0.14)
Net asset value at end of year	$33.34	$35.04	$39.48	$40.19	$54.84
Net assets at end of period	$89,175	$95,005	$107,029	$108,947	$148,113
Shares outstanding at end of period	2,674,698	2,711,068	2,711,068	2,711,068	2,700,628
Per share market value at end of period	$22.61	$22.36	$22.99	$14.41	$52.38
Total return based on market value(4)	6.00%	(2.74)%	59.54%	(71.10)%	37.75%
Ratio/Supplemental data:
Ratio of net investment income (loss) to average net assets	4.11%	(1.15)%	(3.20)%	0.05%	7.85%
Ratio of incentive fee, net of incentive fee waiver, to average net assets(5)	—	—	—	—	0.73%
Ratio of interest and financing expenses to average net assets	8.91%	7.70%	9.42%	13.23%	10.30%
Ratio of tax provision (benefit) to average net assets	—	—	—	—	0.38%
Ratio of other operating expenses to average net assets	8.56%	8.14%	8.71%	9.82%	7.62%
Ratio of total expenses including tax provision, net of fee waivers to average net assets(5)	17.47%	15.84%	18.12%	23.05%	19.03%
Portfolio turnover rate(6)	16.77%	48.09%	38.73%	6.90%	19.18%
Average debt outstanding(7)	$114,167	$119,677	$167,102	$256,673	$290,073
Average debt outstanding per common share(1)	$42.36	$44.14	$61.64	$94.68	$107.41

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
(5)
The ratio of waived incentive fees to average net assets was 0.00%, 0.00%, 0.00%, 0.00%, and 0.17%, for the years ended December 31, 2023, 2022, 2021, 2020 and 2019, respectively.
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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Note 13. Senior Securities

The following is a schedule of the Company’s senior securities for the years ended December 31, 2023, 2022, 2021, 2020 and 2019 (dollars in thousands, except share and per share data, unless otherwise noted):

	For the Years Ended December 31,
	2023	2022	2021	2020	2019
Total Debt Outstanding:
KeyBank Credit Facility	$39,553	$55,937	$—	$—	$—
ING Credit Facility	$—	$—	$—	$—	$—
SBA-guaranteed debentures	$—	$—	$—	$91,000	$150,000
2022 Notes	$—	$—	$22,833	$72,833	$75,000
2022 Convertible Notes	$—	$—	$52,088	$52,088	$52,088
2026 Notes	$50,000	$50,000	$50,000	$—	$—
2032 Convertible Notes	$15,000	$15,000	$—	$—	$—
Asset coverage per unit(1):
KeyBank Credit Facility	$1,839	$1,771	$1,849	$1,872	N/A
ING Credit Facility	N/A	N/A	N/A	N/A	$2,165
SBA-guaranteed debentures	N/A	N/A	N/A	N/A	N/A
2022 Notes	N/A	N/A	$1,849	$1,872	$2,165
2022 Convertible Notes	N/A	N/A	$1,849	$1,872	$2,165
2026 Notes	$1,839	$1,771	$1,849	N/A	N/A
2032 Convertible Notes	$1,839	$1,771	N/A	N/A	N/A
Involuntary liquidation preference per unit(2):
KeyBank Credit Facility	—	—	—	—	—
ING Credit Facility	—	—	—	—	—
SBA-guaranteed debentures	—	—	—	—	—
2022 Notes	—	—	—	—	—
2022 Convertible Notes	—	—	—	—	—
2026 Notes	—	—	—	—	—
2032 Convertible Notes	—	—	—	—	—
Average market value per unit(3):
KeyBank Credit Facility	N/A	N/A	N/A	N/A	N/A
ING Credit Facility	N/A	N/A	N/A	N/A	N/A
SBA-guaranteed debentures	N/A	N/A	N/A	N/A	N/A
2022 Notes	N/A	N/A	$1,002	$867	$1,000
2022 Convertible Notes	N/A	N/A	$1,002	$856	$994
2026 Notes	N/A	N/A	N/A	N/A	N/A
2032 Convertible Notes	N/A	N/A	N/A	N/A	N/A

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Note 14. Selected Quarterly Financial Data (Unaudited)

	For the Quarter Ended
(Dollars in thousands, except per share data)	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total investment income	$4,415	$5,162	$5,344	$5,256
Net investment income	581	1,154	1,039	1,073
Net (decrease) increase in net assets resulting from operations	(3,121)	(1,951)	3,240	(650)
Net investment income per share	0.22	0.43	0.38	0.40
Net (decrease) increase in net assets resulting from operations	(1.15)	(0.73)	1.20	(0.24)
per share – basic
Net (decrease) increase in net assets resulting from operations	(1.15)	(0.73)	1.07	(0.24)
per share – diluted
Net asset value per share at end of period	$33.34	$34.78	$35.68	$34.63

	For the Quarter Ended
(Dollars in thousands, except per share data)	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total investment income	$4,539	$3,748	$3,303	$3,337
Net investment income (loss)	636	182	(929)	(1,051)
Net decrease in net assets resulting from operations	(3,171)	(2,961)	(5,034)	(858)
Net investment income (loss) per share	0.23	0.07	(0.34)	(0.39)
Net decrease in net assets resulting from operations per share	(1.17)	(1.09)	(1.86)	(0.32)
– basic & diluted
Net asset value per share at end of period	$35.04	$36.21	$37.31	$39.16

Note 15. Subsequent Events

The Company has evaluated subsequent events through the date of filing of this Annual Report on Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements, except as discussed below.

On March 11, 2024, the Company’s Board of Directors authorized a new share repurchase program, whereby the Company may repurchase up to an aggregate of $5.0 million of its outstanding common shares in the open market. Unless extended or discontinued by the Company’s Board of Directors, the repurchase program will terminate on March 31, 2025. The repurchase program may be extended, modified or discontinued at any time for any reason without prior notice. The repurchase program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18 and accomplished through a Rule 10b5-1 plan, which sets certain restrictions on the method, timing, price and volume of share repurchases.

On March 11, 2024, the Company’s Board of Directors approved a distribution of $0.32 per share payable on April 2, 2024 to stockholders of record as of March 25, 2024.

On March 11, 2024, Brandon Satoren was appointed by the Board as Chief Financial Officer of the Company, effective April 1, 2024. Mr. Satoren currently serves as the Chief Accounting Officer, Secretary and Treasurer of the Company, and will remain in those roles. Mr. Satoren serves as the Chief Accounting Officer, Secretary, and Treasurer of other registered investment companies within the broader BC Partners Credit platform, and has over 14 years of experience in the asset management industry.

The Company does not pay cash compensation or provide other benefits directly to Mr. Satoren or to any of its other executive officers. Mr. Satoren is an employee of BC Partners Advisors LP, the indirect sole owner of the Administrator, which is compensated for the services it provides to the Company pursuant to the terms of the Administration Agreement. Pursuant to the Administration Agreement, the Company makes payments equal to an amount that reimburses the Administrator for its costs and expenses in performing its obligations and providing personnel and facilities (including rent, office equipment and utilities) for the Company’s use under the Administration Agreement, including an allocable portion of the compensation paid to Mr. Satoren.

Mr. Satoren: (i) was not appointed as the Company’s Chief Financial Officer pursuant to any arrangement or understanding with any other person; (ii) does not have a family relationship with any of the Company’s directors or other executive officers; and (iii) there are no transactions in which Mr. Satoren has an interest requiring disclosure under Item 404(a) of Regulation S-K.

On March 11, 2024, the Board received and accepted the resignation of Jason T. Roos from his position as the Chief Financial Officer of the Company, effective March 31, 2024. Mr. Roos’ resignation is not related or due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Roos will serve in an advisory role at BC Partners Advisors LP for an extended period of time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, due to a material weakness in the Company’s internal control over financial reporting, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Specifically, in March 2024, we identified a material weakness in our internal controls over financial reporting related to our failure to satisfy the requirements to maintain our special tax status as a RIC for the years ended December 31, 2020, December 31, 2021 and December 31, 2022. Notably, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives.

Notwithstanding the material weakness, management believes that our consolidated financial statements included in this Annual Report on Form 10-K are presented fairly, in all material respects, for the years ended December 31, 2023, 2022 and 2021. We have begun the process of, and are focused on, further enhancing effective internal control measures to improve our internal control over financial reporting and to remediate the identified material weakness.

Management is undertaking certain corrective actions to remediate the control deficiencies identified above, including:

•
Management will incorporate additional controls over the data used regarding the calculation of the gross income test for purposes of evaluating the Company’s qualification as a RIC.

We believe our planned actions to enhance our processes and controls will address this material weakness, but these actions are subject to ongoing management evaluation, and we will need a period of execution to demonstrate remediation. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the 1934 Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. Our internal control system is a process designed to provide reasonable assurance to our management and the Board regarding the preparation and fair presentation of published financial statements.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions recorded necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Our policies and procedures also provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company, and provide reasonable assurance regarding prevention or timely detection of acquisitions or dispositions of our assets that could have a material effect on its financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was not effective as of December 31, 2023, and that the we did not maintain effective internal control over financial reporting due to the material weakness described herein.

As described above, a material weakness was identified in our internal control over financial reporting. As a result of the material weakness, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements included in this Annual Report on Form 10-K did not result in any material misstatements for the periods presented. If the material weakness is not remediated, there is a possibility it could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that these control deficiencies constitute a material weakness.

The Company believes that the planned actions to enhance its processes and controls, certain of which have already begun, will address its material weakness, but these actions are subject to ongoing management evaluation, and the Company will need a period of execution to demonstrate remediation. The Company is committed to the continuous improvement of its internal control over financial reporting and will continue to diligently review its internal control over financial reporting.

As a non-accelerated filer, the Company is not currently required to obtain an audit of the effectiveness of internal control over financial reporting from its independent registered public accounting firm as of December 31, 2023.

Changes in Internal Controls Over Financial Reporting

Except for the remediation efforts disclosed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

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

10.7	Note Purchase Agreement, dated as of April 1, 2022, by and among Logan Ridge Finance Corporation and the Purchasers (as defined therein)(8)
14.1	Code of Ethics (filed herewith)
21.1	List of Subsidiaries (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
97.1	Clawback Policy (filed herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith)

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

Logan Ridge Finance Corporation
Date: March 26, 2024	By /s/ Ted Goldthorpe Ted Goldthorpe Chief Executive Officer and President (Principal Executive Officer) Logan Ridge Finance Corporation
Date: March 26, 2024	By /s/ Jason Roos Jason Roos Chief Financial Officer (Principal Financial Officer) Logan Ridge Finance Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ted Goldthorpe Ted Goldthorpe	Chief Executive Officer and President and Chairman of the Board of Directors (Principal Executive Officer)	March 26, 2024
/s/ Jason Roos Jason Roos	Chief Financial Officer (Principal Financial Officer)	March 26, 2024
/s/ Alexander Duka Alexander Duka	Director	March 26, 2024
/s/ George Grunebaum George Grunebaum	Director	March 26, 2024
/s/ Robert Warshauer Robert Warshauer	Director	March 26, 2024
/s/ Jennifer Chou Jennifer Chou	Director	March 26, 2024