Form 10-Q
period 2024-03-31
Logan Ridge Finance Corp.
filed 2024-05-08
CIK 1571329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 814-01022

Logan Ridge Finance Corporation
(Exact Name of Registrant as Specified in its Charter)

Maryland	90-0945675
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

650 Madison Avenue, 23rd Floor
New York, New York 10022
(Address of Principal Executive Offices, Including Zip Code)

(212) 891-2880
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
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

The number of shares of Logan Ridge Finance Corporation’s common stock, $0.01 par value, outstanding as of May 2, 2024 was 2,675,998.

PART I. FINANCIAL INFORMATION

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of March 31, 2024	As of December 31, 2023
	(unaudited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $180,798 and $170,972, respectively)	$167,802	$161,880
Affiliate investments (amortized cost of $25,509 and $25,546, respectively)	32,320	27,778
Total investments at fair value (amortized cost of $206,307 and $196,518, respectively)	200,122	189,658
Cash and cash equivalents	8,335	3,893
Interest and dividend receivable	1,865	1,374
Prepaid expenses	2,013	2,163
Receivable for unsettled trades	167	—
Distribution paid in advance to transfer agent	855	—
Other assets	17	—
Total assets	$213,374	$197,088
LIABILITIES
2026 Notes (net of deferred financing costs and original issue discount of $967 and $1,057, respectively)	$49,033	$48,943
2032 Convertible Notes (net of deferred financing costs and original issue discount of $910 and $999, respectively)	13,090	14,001
KeyBank Credit Facility (net of deferred financing costs of $897 and $982, respectively)	52,018	38,571
Management and incentive fees payable	893	869
Distribution payable	856	—
Interest and financing fees payable	1,441	949
Accounts payable and accrued expenses	1,289	833
Payable for unsettled trades	4,559	3,747
Total liabilities	$123,179	$107,913
Commitments and contingencies (Note 2)
NET ASSETS
Common stock, par value $0.01, 100,000,000 shares of common stock authorized, 2,675,936 and 2,674,698 shares of common stock issued and outstanding, respectively	$27	$27
Capital in excess of par value	188,430	188,405
Total distributable earnings (loss)	(98,262)	(99,257)
Total net assets	$90,195	$89,175
Total liabilities and net assets	$213,374	$197,088
Net asset value per share	$33.71	$33.34

See accompanying notes to consolidated financial statements

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2024	2023
INVESTMENT INCOME
Interest income:
Non-control/non-affiliate investments	$4,633	$4,604
Affiliate investments	—	164
Total interest income	4,633	4,768
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	336	416	(1)
Affiliate investments	17	48
Total payment-in-kind interest and dividend income	353	464
Dividend income:
Affiliate investments	17	14
Total dividend income	17	14
Other income:
Non-control/non-affiliate investments	—	10
Total other income	—	10
Total investment income	5,003	5,256
EXPENSES
Interest and financing expenses	2,007	2,069
Base management fee	893	930
Directors' expense	150	135
Administrative service fees	201	257
General and administrative expenses	805	792
Total expenses	4,056	4,183
NET INVESTMENT INCOME	947	1,073
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on investments:
Non-control/non-affiliate investments	287	(1,506)
Net realized gain (loss) on investments	287	(1,506)
Net change in unrealized appreciation (depreciation) on investments:
Non-control/non-affiliate investments	(3,904)	(1,250)
Affiliate investments	4,579	1,033
Net change in unrealized appreciation (depreciation) on investments	675	(217)
Total net realized and change in unrealized gain (loss) on investments	962	(1,723)
Net realized loss on extinguishment of debt	(58)	—
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,851	$(650)
NET INCREASE (DECREASE) IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC (SEE NOTE 9)	$0.69	$(0.24)
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – BASIC (SEE NOTE 10)	2,678,342	2,710,990
NET INCREASE (DECREASE) IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – DILUTED (SEE NOTE 9)	$0.65	$(0.24)
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – DILUTED (SEE NOTE 9)	3,195,740	2,710,990
DISTRIBUTIONS PAID PER SHARE	$0.32	$0.18

(1)
During the three months ended March 31, 2023, the Company received $0.2 million of non-recurring fee income that was paid in-kind and included in this financial statement line item.

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share data)

(unaudited)

	Common Stock		Additional	Total
	Number of		Paid in	Distributable
For the Three Months Ended March 31, 2024 and 2023	Shares	Par Value	Capital	Earnings (Loss)	Total
BALANCE, December 31, 2023	2,674,698	$27	$188,405	$(99,257)	$89,175
Net investment income	—	—	—	947	947
Net realized gain on investments	—	—	—	287	287
Net realized loss on extinguishment of debt	—	—	—	(58)	(58)
Net change in unrealized appreciation on investments	—	—	—	675	675
Issuance of common stock in debt conversion	22,105	—	496	—	496
Repurchase of common stock	(20,867)	—	(471)	—	(471)
Distributions declared	—	—	—	(856)	(856)
BALANCE, March 31, 2024	2,675,936	$27	$188,430	$(98,262)	$90,195

BALANCE, December 31, 2022	2,711,068	$27	$191,038	$(96,060)	$95,005
Net investment income	—	—	—	1,073	1,073
Net realized loss on investments	—	—	—	(1,506)	(1,506)
Net change in unrealized depreciation on investments	—	—	—	(217)	(217)
Repurchase of common stock	(1,625)	—	(34)	—	(34)
Stock issued under dividend reinvestment plan	140	—	3	—	3
Distributions declared	—	—	—	(491)	(491)
BALANCE, March 31, 2023	2,709,583	$27	$191,007	$(97,201)	$93,833

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$1,851	$(650)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(9,839)	(7,444)
Repayments and sales of investments	949	6,714
Net realized (gain) loss on investments	(287)	1,506
Net realized loss on extinguishment of debt	58	—
Net change in unrealized (appreciation) depreciation on investments	(675)	217
Payment-in-kind interest and dividends	(353)	(464)
Accretion of original issue discount on investments	(259)	(274)
Amortization of deferred financing fees and original issue discount	202	200
Changes in assets and liabilities:
Interest and dividend receivable	(491)	369
Prepaid expenses	150	168
Receivable for unsettled trades	(167)	—
Other assets	(17)	3
Management and incentive fees payable	24	(1)
Interest and financing fees payable	492	496
Payable for unsettled trades	812	—
Accounts payable and accrued expenses	456	(206)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(7,094)	634
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of 2032 Convertible Notes	(500)	—
Borrowings under KeyBank Credit Facility	13,400	10,000
Repayments under KeyBank Credit Facility	(37)	(7,558)
Distributions paid in advance to transfer agent	(856)	(488)
Repurchase of common stock	(471)	(34)
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,536	1,920
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,442	2,554
CASH AND CASH EQUIVALENTS, beginning of period	3,893	6,793
CASH AND CASH EQUIVALENTS, end of period	$8,335	$9,347
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,302	$1,354
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock on our convertible debt	$500	$—
Distributions paid through dividend reinvestment plan share issuances	$—	$3

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(in thousands, except for units/shares)

March 31, 2024

(unaudited)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies - 186.0%
First Lien/Senior Secured Debt - 141.7%
Accordion Partners LLC	Industrials	11.32%	SOFR + 6.02%	0.75%	08/29/2029	5,399	$5,303	$5,379	(16)
Accordion Partners LLC (Revolver)	Industrials	11.56%	SOFR + 6.25%	0.75%	08/31/2028	765	740	759	(12)(16)
Accurate Background, LLC	Information Technology	11.56%	SOFR + 6.00%	1.00%	03/26/2027	4,401	4,174	4,301	(16)
AIDC Intermediateco 2, LLC (Peak Technologies)	Information Technology	11.72%	SOFR + 6.40%	1.00%	07/22/2027	4,938	4,879	4,857	(16)
American Academy Holdings, LLC	Healthcare	16.44%	SOFR + 5.75%, 5.25% PIK	1.00%	01/01/2025	2,651	2,638	2,674	(16)
American Clinical Solutions, LLC	Healthcare	12.50%	SOFR + 7.00%, 5.50% PIK	1.00%	06/30/2025	5,845	5,845	5,347	(12)
AP Core Holdings II, LLC	Information Technology	10.94%	SOFR + 5.50%	0.75%	07/21/2027	1,094	1,085	1,074	(16)
AP Core Holdings II, LLC	Information Technology	10.94%	SOFR + 5.50%	0.75%	07/21/2027	1,250	1,239	1,226	(16)
Astro Acquisition, LLC (Cooper Machinery Services)	Industrials	10.80%	SOFR + 5.50%	1.00%	12/13/2027	2,000	1,980	1,980	(16)
BetaNXT, Inc.	Financials	11.05%	SOFR + 5.75%	—	07/02/2029	2,358	2,228	2,257	(16)
BetaNXT, Inc. (Revolver)	Financials	9.56%	SOFR + 4.25%	—	07/01/2027	181	181	162	(12)(16)
Bradshaw International, Inc.	Consumer Discretionary	11.18%	SOFR + 5.75%	1.00%	10/21/2027	495	487	488	(16)
Bradshaw International, Inc. (Revolver)	Consumer Discretionary	—	SOFR + 5.75%	1.00%	10/21/2026	—	(12)	(13)	(12)(17)
Critical Nurse Staffing, LLC	Healthcare	11.93%	SOFR + 6.50%	1.00%	10/30/2026	5,790	5,737	5,716	(16)
Critical Nurse Staffing, LLC (Revolver)	Healthcare	—	SOFR + 6.50%	1.00%	10/30/2026	—	(9)	(13)	(12)(17)
Datalink, LLC	Healthcare	12.18%	SOFR + 6.75%	1.00%	11/23/2026	5,740	5,740	5,567	(16)
Dentive, LLC	Healthcare	12.31%	SOFR + 7.00%	1.00%	12/26/2028	1,604	1,562	1,572	(12)(16)
Dentive, LLC (Revolver)	Healthcare	—	SOFR + 7.00%	1.00%	12/23/2028	—	(4)	(3)	(12)(17)
Dodge Data & Analytics LLC	Information Technology	9.78%	SOFR + 4.75%	0.50%	02/12/2029	1,474	1,458	1,219	(16)
Epic Staffing Group	Industrials	11.33%	SOFR + 6.00%	0.50%	06/28/2029	4,923	4,740	4,720	(16)
Florida Food Products, LLC	Consumer Staples	10.33%	SOFR + 5.00%	0.75%	10/18/2028	1,975	1,888	1,754	(16)
Fortis Payment Systems, LLC	Financials	11.15%	SOFR + 5.75%	1.00%	02/13/2026	1,575	1,542	1,540	(16)
Hudson Hospital OpCo, LLC	Healthcare	13.43%	SOFR + 8.00%	3.00%	11/04/2023	3,060	3,060	3,060	(16)
HUMC Opco, LLC	Healthcare	13.43%	SOFR + 8.00%	3.00%	11/04/2023	3,890	3,890	3,862	(16)
H.W. Lochner, Inc.	Industrials	12.23%	SOFR + 6.75%	1.00%	07/02/2027	914	892	899	(16)
IDC Infusion Services LLC	Healthcare	11.86%	SOFR + 6.50%	0.50%	07/07/2028	2,385	2,332	2,344	(12)(16)
IJKG OpCo, LLC	Healthcare	13.43%	SOFR + 8.00%	3.00%	11/04/2023	2,040	2,040	2,040	(16)
JO ET Holdings Limited	Information Technology	18.33%	SOFR + 6.00%, 7.00% PIK	1.00%	12/15/2026	1,147	1,137	1,147	(16)
Keg Logistics LLC	Consumer Discretionary	11.48%	SOFR + 6.00%	1.00%	11/23/2027	7,365	7,298	7,243	(16)
Keg Logistics LLC (Revolver)	Consumer Discretionary	11.48%	SOFR + 6.00%	1.00%	11/23/2027	872	864	858
Lucky Bucks, LLC (Priority First Out)	Consumer Discretionary	12.97%	SOFR + 7.65%	1.00%	10/02/2028	184	179	185
Lucky Bucks, LLC (Priority Second Out)	Consumer Discretionary	12.97%	SOFR + 7.65%	1.00%	10/02/2029	365	365	350
Material Handling Systems, Inc.	Industrials	10.83%	SOFR + 5.50%	0.50%	06/08/2029	1,789	1,648	1,629	(16)
Money Transfer Acquisition Inc.	Financials	13.68%	SOFR + 8.25%	1.00%	12/14/2027	6,825	6,724	6,671	(16)
Morae Global Corporation	Information Technology	13.47%	SOFR + 8.00%	2.00%	10/26/2026	3,168	2,991	3,034	(16)
Morae Global Corporation (Revolver)	Information Technology	—	—	2.00%	10/26/2026	—	(14)	(12)	(12)(17)
Neptune BidCo US Inc.	Communication Services	10.42%	SOFR + 5.00%	0.50%	04/11/2029	1,489	1,356	1,376	(16)
Orthopaedic (ITC) Buyer, LLC	Healthcare	11.90%	SOFR + 6.50%	1.00%	07/31/2028	2,350	2,298	2,339	(12)(16)
PhyNet Dermatology LLC	Healthcare	11.99%	SOFR + 6.50%	1.00%	10/20/2029	489	478	481	(12)(16)
Premier Imaging, LLC	Healthcare	11.56%	SOFR + 6.00%	1.00%	01/02/2025	2,564	2,549	2,407	(16)
Riddell, Inc.	Consumer Discretionary	11.33%	SOFR + 6.00%	1.00%	03/29/2029	3,636	3,571	3,571	(12)(16)
RN Enterprises, LLC	Healthcare	12.09%	SOFR + 6.50%	1.00%	12/23/2025	1,998	1,975	1,926	(16)
Sequoia Healthcare Management LLC	Healthcare Management	—	—	—	11/04/2023	11,935	11,935	7,260	(7)
South Street Securities Holdings, Inc.	Financials	9.00%	—	—	09/20/2027	450	398	365	(16)
STG Logistics	Industrials	11.45%	SOFR + 6.00%	0.75%	03/24/2028	2,462	2,405	1,613	(16)
Symplr Software, Inc.	Healthcare	9.91%	SOFR + 4.50%	0.75%	12/22/2027	1,666	1,663	1,572	(16)
Synamedia Americas Holdings, Inc.	Communication Services	13.06%	SOFR + 7.75%	1.00%	12/05/2028	2,714	2,625	2,639	(16)
Tactical Air Support, Inc.	Industrials	13.97%	SOFR + 8.50%	1.00%	12/22/2028	1,714	1,674	1,667	(16)
Taoglas Group Holdings Limited	Information Technology	12.55%	SOFR + 7.25%	1.00%	02/28/2029	2,331	2,275	2,200	(16)
Taoglas Group Holdings Limited (Revolver)	Information Technology	12.57%	SOFR + 7.25%	1.00%	02/28/2029	471	455	434	(12)(16)
TransNetwork LLC	Financials	10.81%	SOFR + 5.50%	0.50%	11/20/2030	3,800	3,740	3,833	(16)
VBC Spine Opco LLC (DxTx Pain and Spine LLC)	Healthcare	13.48%	SOFR + 8.00%	2.00%	06/14/2028	1,309	1,273	1,274	(12)(16)
VBC Spine Opco LLC (DxTx Pain and Spine LLC) (Revolver)	Healthcare	13.47%	SOFR + 8.00%	2.00%	06/14/2028	145	143	143	(12)(16)
Wealth Enhancement Group, LLC	Financials	10.82%	SOFR + 5.50%	1.00%	10/02/2027	6,871	6,849	6,871	(16)
Wealth Enhancement Group, LLC (Revolver)	Financials	—	SOFR + 6.00%	1.00%	10/02/2027	—	(1)	—	(12)(17)
Total First Lien/Senior Secured Debt							134,488	127,844
Second Lien/Senior Secured Debt - 8.3%
American Academy Holdings, LLC	Healthcare	14.50% PIK	—	—	03/01/2028	4,282	4,219	3,838	(16)
BLST Operating Company, LLC	Online Merchandise Retailer	14.94%	SOFR + 8.50%, 13.94% PIK	1.50%	08/28/2025	1,057	1,057	999	(8)(16)
Ivanti Software, Inc.	Information Technology	12.84%	SOFR + 7.25%	0.50%	12/01/2028	3,000	2,989	2,606	(16)
Total Second Lien/Senior Secured Debt							8,265	7,443
Subordinated Debt - 25.4%
Eastport Holdings, LLC	Business Services	14.10%	SOFR + 8.50%	1.00%	09/29/2027	19,250	19,250	19,250
Lucky Bucks, LLC	Consumer Discretionary	—	—	—	05/29/2028	2,503	2,229	484	(7)
Tubular Textile Machinery, Inc.	Textile Equipment Manufacturer	5.00%	—	—	10/29/2027	5,094	5,094	3,176
Total Subordinated Debt							26,573	22,910
Collateralized Loan Obligations - 1.8%
JMP Credit Advisors CLO IV Ltd.	Financials	—	—	—	07/17/2029	7,891	306	286	(13)(15)
JMP Credit Advisors CLO V Ltd.	Financials	—	—	—	07/17/2030	7,320	1,395	1,362	(13)(15)
Total Collateralized Loan Obligations							1,701	1,648
Preferred Stock and Units - 2.8%
American Academy Holdings, LLC	Healthcare	—	—	—	—	102,261	—	141	(6)
EBSC Holdings LLC (Riddell, Inc.)	Consumer Discretionary	10.00% PIK	—	—	—	1,000	987	987
MicroHoldco, LLC	General Industrial	—	—	—	—	740,237	749	234	(11)
Taylor Precision Products, Inc. - Series C	Household Product Manufacturer	—	—	—	—	379	758	758
U.S. BioTek Laboratories, LLC - Class A	Testing laboratories	—	—	—	—	500	540	372
Total Preferred Stock and Units							3,034	2,492

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

(in thousands, except for units/shares)

March 31, 2024

(unaudited)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Common Stock and Membership Units - 6.1%		—	—	—	—
American Academy Holdings, LLC	Healthcare	—	—	—	—	0.05	—	357	(6)
American Clinical Solutions, LLC - Class A	Healthcare	—	—	—	—	6,030,384	3,198	300	(6)
Aperture Dodge 18 LLC	Financials	—	—	—	—	2,045,271	2,045	2,212
BLST Operating Company, LLC - Class A	Online Merchandise Retailer	—	—	—	—	217,013	286	1,216	(6)
DxTx Pain and Spine LLC	Healthcare	—	—	—	—	59,312	97	97	(6)
Freedom Electronics, LLC	Electronic Machine Repair	—	—	—	—	181,818	182	300
Lucky Bucks, LLC	Consumer Discretionary	—	—	—	—	50,066	741	777
Morae Global Corporation - Warrants	Information Technology	—	—	—	—	1	122	152
South Street Securities Holdings, Inc. - Warrants	Financials	—	—	—	—	567	65	54
U.S. BioTek Laboratories, LLC - Class C	Testing laboratories	—	—	—	—	578	1	—
Total Common Stock and Membership Units							6,737	5,465
Total Investments in Non-Control, Non-Affiliate Portfolio Companies							180,798	167,802
Investments in Affiliated Portfolio Companies - 35.8%^
First Lien/Senior Secured Debt - 2.8%
MMI Holdings, LLC	Medical Device Distributor	—	—	—	06/28/2024	2,600	2,600	2,533	(7)
Total First Lien/Senior Secured Debt							2,600	2,533
Second Lien/Senior Secured Debt - 1.0%
MMI Holdings, LLC	Medical Device Distributor	—	—	—	06/28/2024	400	400	360	(7)
V12 Holdings, Inc.	Data Processing & Digital Marketing	—	—	—	—	509	490	505	(11)
Total Second Lien/Senior Secured Debt							890	865
Joint Ventures - 0.4%
Great Lakes Funding II LLC - Series A	Financials	—	—	—	—	386	386	396	(12)(15)
Total Joint Ventures							386	396
Preferred Stock and Units - 7.7%
GA Communications, Inc. - Series A-1	Advertising & Marketing Services	—	—	—	—	1,998	3,476	3,772
GreenPark Infrastructure, LLC - Series A	Industrials	—	—	—	—	400	200	200	(6)
MMI Holdings, LLC	Medical Device Distributor	—	—	—	—	1,000	1,998	710
RAM Payment, LLC	Financial Services	6.00% PIK	—	—	—	86,000	976	2,267	(14)
Total Preferred Stock and Units							6,650	6,949
Common Stock and Membership Units - 23.9%
Burgaflex Holdings, LLC - Class A	Automobile Part Manufacturer	—	—	—	—	1,253,198	1,504	3,847
Burgaflex Holdings, LLC - Class B	Automobile Part Manufacturer	—	—	—	—	1,085,073	362	2,582
GA Communications, Inc. - Series B-1	Advertising & Marketing Services	—	—	—	—	200,000	2	371
GreenPark Infrastructure, LLC - Series M-1	Industrials	—	—	—	—	200	69	69	(6)(12)
MMI Holdings, LLC	Medical Device Distributor	—	—	—	—	45	—	—
Nth Degree Investment Group, LLC	Business Services	—	—	—	—	6,088,000	6,088	14,185
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	—	—	—	—	27,396,364	6,958	523
Total Common Stock and Membership Units							14,983	21,577
Total Investments in Affiliated Portfolio Companies^							25,509	32,320
Total Investments - 221.9%							$206,307	$200,122

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

(+) Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to SOFR or alternate base rate (commonly known as the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. SOFR loans are typically indexed to 6 month, 3 month, or 1 month SOFR rates. As of March 31, 2024, rates for the 6 month, 3 month and 1 month SOFR are 5.39%, 5.30%, and 5.33%, respectively. As of March 31, 2024, P was 8.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2024.

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
(4)
Percentages are based on net assets as of March 31, 2024.
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
(12)
The Company has an unfunded loan or investment commitment to the portfolio company at March 31, 2024. (See Note 2).
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
(15)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2024, qualifying assets represent 99% of the Company’s total assets and non-qualifying assets represent 1% of the Company’s total assets.
(16)
All or a portion of this security is pledged as collateral under the KeyBank Credit Facility and held through the Company's wholly-owned subsidiary Capitala Business Lending, LLC.
(17)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(in thousands, except for units/shares)

December 31, 2023

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies - 181.5%
First Lien/Senior Secured Debt - 136.2%
Accordion Partners LLC	Industrials	11.60%	SOFR + 6.25%	0.75%	08/29/2029	5,413	$5,312	$5,410	(16)
Accordion Partners LLC (Revolver)	Industrials	—	SOFR + 6.25%	0.75%	08/31/2028	—	(27)	(2)	(12)(17)
Accurate Background, LLC	Information Technology	11.61%	SOFR + 6.00%	1.00%	03/26/2027	4,413	4,166	4,242	(16)
AIDC Intermediateco 2, LLC (Peak Technologies)	Information Technology	11.80%	SOFR + 6.40%	1.00%	07/22/2027	4,950	4,887	4,879	(16)
American Academy Holdings, LLC	Healthcare	16.47%	SOFR + 5.75%, 5.25% PIK	1.00%	01/01/2025	2,619	2,605	2,635	(16)
American Clinical Solutions, LLC	Healthcare	12.50%	SOFR + 7.00%, 5.50% PIK	1.00%	06/30/2025	5,516	5,516	5,037	(12)
AP Core Holdings II, LLC	Information Technology	10.97%	SOFR + 5.50%	0.75%	07/21/2027	1,109	1,099	1,089	(16)
AP Core Holdings II, LLC	Information Technology	10.97%	SOFR + 5.50%	0.75%	07/21/2027	1,250	1,239	1,223	(16)
BetaNXT, Inc.	Financials	11.10%	SOFR + 5.75%	—	07/02/2029	2,364	2,232	2,269	(16)
BetaNXT, Inc. (Revolver)	Financials	9.60%	SOFR + 4.25%	—	07/01/2027	45	45	27	(12)
Bradshaw International, Inc.	Consumer Discretionary	11.21%	SOFR + 5.75%	1.00%	10/21/2027	496	488	482	(16)
Bradshaw International, Inc. (Revolver)	Consumer Discretionary	—	SOFR + 5.75%	1.00%	10/21/2026	—	(13)	(25)	(12)(17)
Critical Nurse Staffing, LLC	Healthcare	12.03%	SOFR + 6.50%	1.00%	10/30/2026	5,805	5,747	5,718	(16)
Critical Nurse Staffing, LLC (Revolver)	Healthcare	—	SOFR + 6.50%	1.00%	10/30/2026	—	(10)	(15)	(12)(17)
Datalink, LLC	Healthcare	12.21%	SOFR + 6.75%	1.00%	11/23/2026	5,779	5,779	5,779	(16)
Dentive, LLC	Healthcare	12.35%	SOFR + 7.00%	1.00%	12/26/2028	1,459	1,418	1,428	(12)(16)
Dentive, LLC (Revolver)	Healthcare	12.39%	SOFR + 7.00%	1.00%	12/23/2028	39	34	35	(12)
Dodge Data & Analytics LLC	Information Technology	10.25%	SOFR + 4.75%	0.50%	02/12/2029	1,478	1,461	1,165	(16)
Epic Staffing Group	Industrials	11.36%	SOFR + 6.00%	0.50%	06/28/2029	4,935	4,751	4,726	(16)
Florida Food Products, LLC	Consumer Staples	10.36%	SOFR + 5.00%	0.75%	10/18/2028	1,980	1,888	1,737	(16)
Hudson Hospital OpCo, LLC	Healthcare	13.43%	SOFR + 8.00%	3.00%	11/04/2023	3,060	3,060	3,060	(16)
HUMC Opco, LLC	Healthcare	13.43%	SOFR + 8.00%	3.00%	11/04/2023	3,890	3,890	3,855	(16)
H.W. Lochner, Inc.	Industrials	12.31%	SOFR + 6.75%	1.00%	07/02/2027	917	893	902	(16)
IDC Infusion Services LLC	Healthcare	11.98%	SOFR + 6.50%	0.50%	07/07/2028	2,196	2,140	2,147	(12)(16)
IJKG OpCo, LLC	Healthcare	13.43%	SOFR + 8.00%	3.00%	11/04/2023	2,040	2,040	2,040	(16)
JO ET Holdings Limited	Information Technology	18.38%	SOFR + 6.00%, 7.00% PIK	1.00%	12/15/2026	1,130	1,118	1,127	(16)
Keg Logistics LLC	Consumer Discretionary	11.53%	SOFR + 6.00%	1.00%	11/23/2027	7,384	7,312	7,125	(16)
Keg Logistics LLC (Revolver)	Consumer Discretionary	11.53%	SOFR + 6.00%	1.00%	11/23/2027	872	864	842
Lucky Bucks, LLC (Priority First Out)	Consumer Discretionary	13.03%	SOFR + 7.65%	1.00%	10/02/2028	184	180	186
Lucky Bucks, LLC (Priority Second Out)	Consumer Discretionary	13.03%	SOFR + 7.65%	1.00%	10/02/2029	366	366	350
Material Handling Systems, Inc.	Industrials	10.89%	SOFR + 5.50%	0.50%	06/08/2029	1,975	1,812	1,755	(16)
Money Transfer Acquisition Inc.	Financials	13.71%	SOFR + 8.25%	1.00%	12/14/2027	6,825	6,717	6,654	(16)
Morae Global Corporation	Information Technology	13.53%	SOFR + 8.00%	2.00%	10/26/2026	3,188	2,985	3,037	(16)
Morae Global Corporation (Revolver)	Information Technology	—	SOFR + 8.00%	2.00%	10/26/2026	—	(16)	(14)	(12)(17)
Neptune BidCo US Inc.	Communication Services	10.51%	SOFR + 5.00%	0.50%	04/11/2029	1,493	1,353	1,367	(16)
Orthopaedic (ITC) Buyer, LLC	Healthcare	11.95%	SOFR + 6.50%	1.00%	07/31/2028	2,356	2,301	2,345	(12)(16)
PhyNet Dermatology LLC	Healthcare	11.99%	SOFR + 6.50%	1.00%	10/20/2029	490	478	483	(12)(16)
Premier Imaging, LLC	Healthcare	11.61%	SOFR + 6.00%	1.00%	01/02/2025	2,570	2,554	2,471	(16)
RN Enterprises, LLC	Healthcare	12.05%	SOFR + 6.50%	1.00%	12/23/2025	1,983	1,957	1,926	(16)
Sequoia Healthcare Management LLC	Healthcare Management	—	—	—	11/04/2023	11,935	11,935	9,465	(7)
South Street Securities Holdings, Inc.	Financials	9.00%	—	—	09/20/2027	450	394	361	(16)
STG Logistics	Industrials	11.50%	SOFR + 6.00%	0.75%	03/24/2028	2,469	2,408	1,827	(16)
Symplr Software, Inc.	Healthcare	9.98%	SOFR + 4.50%	0.75%	12/22/2027	1,670	1,667	1,502	(16)
Synamedia Americas Holdings, Inc.	Communication Services	13.10%	SOFR + 7.75%	1.00%	12/05/2028	2,759	2,663	2,662	(16)
Tactical Air Support, Inc.	Industrials	13.96%	SOFR + 8.50%	1.00%	12/22/2028	1,714	1,672	1,671	(12)(16)
Taoglas Group Holdings Limited	Information Technology	12.60%	SOFR + 7.25%	1.00%	02/28/2029	2,337	2,277	2,194	(16)
Taoglas Group Holdings Limited (Revolver)	Information Technology	12.54%	SOFR + 7.16%	1.00%	02/28/2029	383	367	344	(12)
TransNetwork LLC	Financials	10.85%	SOFR + 5.50%	0.50%	11/20/2030	3,810	3,747	3,747	(16)
VBC Spine Opco LLC (DxTx Pain and Spine LLC)	Healthcare	13.54%	SOFR + 8.00%	2.00%	06/14/2028	1,313	1,275	1,287	(12)(16)
VBC Spine Opco LLC (DxTx Pain and Spine LLC) (Revolver)	Healthcare	13.52%	SOFR + 8.00%	2.00%	06/14/2028	48	46	47	(12)(16)
Wealth Enhancement Group, LLC	Financials	11.11%	SOFR + 5.75%	1.00%	10/02/2027	6,889	6,866	6,889	(16)
Wealth Enhancement Group, LLC (Revolver)	Financials	—	SOFR + 6.00%	1.00%	10/02/2027	—	(1)	—	(12)(17)
Total First Lien/Senior Secured Debt							125,937	121,493
Second Lien/Senior Secured Debt - 7.9%
American Academy Holdings, LLC	Healthcare	14.50% PIK	—	—	03/01/2028	4,133	4,066	3,663	(16)
BLST Operating Company, LLC	Online Merchandise Retailer	13.96%	SOFR + 8.50%, 12.96% PIK	1.50%	08/28/2025	1,023	1,023	959	(8)(16)
Ivanti Software, Inc.	Information Technology	12.91%	SOFR + 7.25%	0.50%	12/01/2028	3,000	2,989	2,435	(16)
Total Second Lien/Senior Secured Debt							8,078	7,057
Subordinated Debt - 26.4%
Eastport Holdings, LLC	Business Services	14.14%	SOFR + 8.50%	1.00%	09/29/2027	19,250	19,250	19,215
Lucky Bucks, LLC	Consumer Discretionary	—	—	—	05/29/2028	2,557	2,229	473	(7)
Tubular Textile Machinery, Inc.	Textile Equipment Manufacturer	5.00%	—	—	10/29/2027	5,094	5,094	3,860
Total Subordinated Debt							26,573	23,548
Collateralized Loan Obligations - 1.8%
JMP Credit Advisors CLO IV Ltd.	Financials	22.05%	—	—	07/17/2029	7,891	293	293	(13)(15)
JMP Credit Advisors CLO V Ltd.	Financials	27.86%	—	—	07/17/2030	7,320	1,307	1,307	(13)(15)
Total Collateralized Loan Obligations							1,600	1,600
Preferred Stock and Units - 1.5%
American Academy Holdings, LLC	Healthcare	—	—	—	—	102,261	—	136	(6)
MicroHoldco, LLC	General Industrial	—	—	—	—	740,237	749	212	(11)
Taylor Precision Products, Inc. - Series C	Household Product Manufacturer	—	—	—	—	379	758	758
U.S. BioTek Laboratories, LLC - Class A	Testing Laboratories	—	—	—	—	500	540	238
Total Preferred Stock and Units		—	—	—	—		2,047	1,344

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

(in thousands, except for units/shares)

December 31, 2023

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

(+) Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to SOFR, or alternate base rate at the borrower's option, which reset periodically based on the terms of the credit agreement. SOFR loans are typically indexed to 6 month, 3 month, or 1 month SOFR rates. As of December 31, 2023, rates for the 6 month, 3 month, and 1 month SOFR are 5.16%, 5.33% and 5.35%, respectively. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2023.

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
(12)
The Company has an unfunded loan or investment commitment to the portfolio company at December 31, 2023. (See Note 2).
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

March 31, 2024

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III, and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III, and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their small business investment company (“SBIC”) licenses, continued to hold their existing investments at the time of the IPO and have continued to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share, resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (the “SBA-guaranteed debentures”) and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. Accordingly, as of March 31, 2024 and December 31, 2023, there were no SBA-guaranteed debentures outstanding.

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

Definitive Agreement

On April 20, 2021, Capitala Investment Advisors, LLC (“Capitala”), the Company’s former investment adviser, entered into a definitive agreement (the “Definitive Agreement”) with the Investment Adviser and Mount Logan Capital Inc. (“MLC”), both affiliates of BC Partners Advisors L.P. (“BC Partners”) for U.S. regulatory purposes, whereby Mount Logan acquired certain assets related to Capitala’s business of providing investment management services to the Company (the “Transaction”), through which the Investment Adviser became the Company’s investment adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) with the Company. At a special meeting of the Company’s stockholders (the “Special Meeting”) held on May 27, 2021, the Company’s stockholders approved the Investment Advisory Agreement. The transactions contemplated by the Definitive Agreement closed on July 1, 2021 (the “Closing”). Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect from year to year if approved annually by the Board or by a majority of our outstanding voting securities, including, in either case, by a majority of our directors who are not “interest persons” as such term is defined in Section 2(a)(19) of the 1940 Act (“Independent Directors”). The Board most recently approved the renewal of the Investment Advisory Agreement at a meeting on May 7, 2024.

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

The Company’s financial statements as of March 31, 2024 and December 31, 2023 and for the periods ended March 31, 2024 and 2023 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 26, 2024.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

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

Non-accrual investments: Management reviews all loans that become 90 days or more past due, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income and PIK interest on that loan for financial reporting purposes. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. The Company

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Non-accrual loans are returned to accrual status when the borrower’s financial condition improves such that management believes current interest and principal payments are expected to be collected. As of March 31, 2024, we had debt investments in three portfolio companies on non-accrual status with an aggregate amortized cost of $17.2 million and an aggregate fair value of $10.6 million, which represented 8.3% and 5.3% of the investment portfolio, respectively. As of December 31, 2023, we had debt investments in three portfolio companies on non-accrual status with aggregate amortized cost of $17.2 million and an aggregate fair value of $12.8 million, which represented 8.7% and 6.8% of the investment portfolio, respectively.

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

Commitments and Contingencies

As of March 31, 2024 and December 31, 2023, the Company had the following unfunded commitments to existing portfolio companies (dollars in thousands):

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Accordion Partners LLC (Revolver)	First Lien/Senior Secured Debt	$765	1,531
American Clinical Solutions, LLC(1)	First Lien/Senior Secured Debt	250	250
BetaNXT, Inc. (Revolver)	First Lien/Senior Secured Debt	272	408
Bradshaw International, Inc. (Revolver)	First Lien/Senior Secured Debt	922	922
Critical Nurse Staffing, LLC (Revolver)	First Lien/Senior Secured Debt	1,000	1,000
Dentive, LLC(1)	First Lien/Senior Secured Debt	196	344
Dentive, LLC (Revolver)	First Lien/Senior Secured Debt	187	148
Fortis Payment Systems, LLC	First Lien/Senior Secured Debt	425	N/A
Great Lakes Funding II LLC - Series A	Joint Venture	109	55
GreenPark Infrastructure, LLC - Series M-1	Common Stock and Membership Units	732	732
IDC Infusion Services, LLC(1)	First Lien/Senior Secured Debt	604	799
Morae Global Corporation (Revolver)	First Lien/Senior Secured Debt	292	292
Orthopaedic (ITC) Buyer, LLC(1)	First Lien/Senior Secured Debt	638	638
PhyNet Dermatology LLC(1)	First Lien/Senior Secured Debt	259	259
Riddell, Inc.(1)	First Lien/Senior Secured Debt	364	N/A
Tactical Air Support, Inc.(1)	First Lien/Senior Secured Debt	286	286
Taoglas Group Holdings Limited (Revolver)	First Lien/Senior Secured Debt	174	261
VBC Spine Opco, LLC (DxTx Pain and Spine LLC)(1)	First Lien/Senior Secured Debt	713	713
VBC Spine Opco, LLC (DxTx Pain and Spine LLC) (Revolver)	First Lien/Senior Secured Debt	—	97
Wealth Enhancement Group, LLC (Revolver)	First Lien/Senior Secured Debt	438	438
Total Unfunded Commitments		$8,626	$9,173

(1) Delayed-draw term loan.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

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

In management’s opinion, no direct losses with respect to litigation contingencies were probable as of March 31, 2024 and December 31, 2023. Management is of the opinion that the ultimate resolution of such claims, if any, will not materially affect the Company’s business, financial position, results of operations, or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to litigation contingencies.

Income Taxes

The Company has elected to be treated for U.S. federal income tax purposes and intends to comply with the requirements to qualify annually as a RIC under subchapter M of the Code and, among other things, intends to make the requisite distributions to its stockholders which will relieve the Company from U.S. federal income taxes.

In order to qualify as a RIC, among other requirements, the Company is required to timely distribute to its stockholders at least 90.0% of its investment company taxable income, as defined by the Code, for each fiscal tax year. The Company may be subject to a nondeductible U.S. federal excise tax of 4.0% on undistributed income if it does not distribute at least 98.0% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31.

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

The tax years ended December 31, 2023, 2022, 2021 and 2020 remain subject to examination by U.S. federal, state, and local tax authorities. No material interest expense or penalties have been assessed for the three months ended March 31, 2024 and 2023. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

For U.S. federal income tax purposes, as of March 31, 2024, the aggregate net unrealized depreciation for all securities was $11.0 million. As of March 31, 2024, gross unrealized appreciation was $16.0 million and gross unrealized depreciation was $27.0 million. The aggregate cost of securities for U.S. federal income tax purposes was $211.1 million as of March 31, 2024. For U.S. federal income tax purposes, as of December 31, 2023, the aggregate net unrealized depreciation for all securities was $11.5 million. As of December 31, 2023, gross unrealized appreciation was $11.1 million and gross unrealized depreciation was $22.6 million. The aggregate cost of securities for U.S. federal income tax purposes was $201.2 million as of December 31, 2023.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of both March 31, 2024 and December 31, 2023, the Company recorded a net deferred tax asset of zero. For both the three months ended March 31, 2024 and 2023, the Company recorded a tax provision of zero. As of March 31, 2024 and December 31, 2023, the valuation allowance on the Company’s deferred tax asset was $4.3 million and $3.9 million, respectively. During the three months ended March 31, 2024, the Company recognized an increase in the valuation allowance of $0.4 million. During the three months ended March 31, 2023, there was no change in the valuation allowance recognized by the Company.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of March 31, 2024 and December 31, 2023, there were no uncertain tax positions.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

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

Note 3. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market and traditional middle-market companies. As of March 31, 2024, our portfolio consisted of investments in 62 portfolio companies with a fair value of approximately $200.1 million. As of December 31, 2023, our portfolio consisted of investments in 60 portfolio companies with a fair value of approximately $189.7 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of March 31, 2024 and December 31, 2023, none of the fair value of our first lien loans consisted of last-out loans.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the three months ended March 31, 2024, we made approximately $9.8 million of investments and had approximately $0.9 million in repayments and sales, resulting in net deployment of approximately $8.9 million for the period. During the three months ended March 31, 2023, the Company made approximately $7.4 million of investments and had approximately $6.7 million in repayments and sales, resulting in net deployment of approximately $0.7 million for the period.

As of March 31, 2024, the Company’s Investment Adviser approved the fair value of the Company’s investment portfolio of approximately $200.1 million in good faith in accordance with the Company’s valuation procedures. The Company’s Investment Adviser approved the fair value of the Company’s investment portfolio as of March 31, 2024 with input from third-party valuation firms and the Investment Adviser, as valuation designee, based on information known or knowable as of the valuation date, including trailing and forward looking data.

The composition of our investments as of March 31, 2024, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$137,088	66.5%	$130,377	65.2%
Second Lien Debt	9,155	4.4%	8,308	4.2%
Subordinated Debt	26,573	12.9%	22,910	11.4%
Collateralized Loan Obligations	1,701	0.8%	1,648	0.8%
Joint Venture	386	0.2%	396	0.2%
Equity	31,404	15.2%	36,483	18.2%
Total	$206,307	100.0%	$200,122	100.0%

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

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

The following table shows the portfolio composition by industry grouping at fair value as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024		December 31, 2023
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$47,040	23.5%	47,934	25.3%
Business Services	33,435	16.7%	29,555	15.6%
Financials	26,009	13.0%	24,213	12.8%
Information Technology	22,239	11.1%	21,860	11.5%
Industrials	18,915	9.5%	16,558	8.7%
Consumer Discretionary	14,930	7.4%	10,180	5.4%
Healthcare Management	7,260	3.6%	9,465	5.0%
Automobile Part Manufacturer	6,430	3.2%	5,510	2.9%
Advertising & Marketing Services	4,143	2.1%	4,160	2.2%
Communication Services	4,015	2.0%	4,029	2.1%
Medical Device Distributor	3,602	1.8%	3,425	1.8%
Textile Equipment Manufacturer	3,176	1.6%	3,860	2.0%
Financial Services	2,267	1.1%	2,445	1.3%
Online Merchandise Retailer	2,215	1.1%	2,095	1.1%
Consumer Staples	1,754	0.9%	1,737	0.9%
Household Product Manufacturer	758	0.4%	758	0.4%
Oil & Gas Engineering and Consulting Services	523	0.3%	670	0.4%
Data Processing & Digital Marketing	505	0.3%	509	0.3%
Testing Laboratories	372	0.2%	238	0.1%
Electronic Machine Repair	300	0.1%	245	0.1%
General Industrial	234	0.1%	212	0.1%
Total	$200,122	100.0%	$189,658	100.0%

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

The following table presents the fair value measurements of investments, by major class, as of March 31, 2024, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	NAV	Total
First Lien Debt	$—	$—	$130,377	$—	$130,377
Second Lien Debt	—	—	8,308	—	8,308
Subordinated Debt	—	—	22,910	—	22,910
Collateralized Loan Obligations	—	—	1,648	—	1,648
Joint Venture	—	—	—	396	396
Equity	—	—	36,483	—	36,483
Total	$—	$—	$199,726	$396	$200,122

The following table presents fair value measurements of investments, by major class, as of December 31, 2023, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	NAV	Total
First Lien Debt	$—	$—	$124,007	$—	$124,007
Second Lien Debt	—	—	7,918	—	7,918
Subordinated Debt	—	—	23,548	—	23,548
Collateralized Loan Obligations	—	—	1,600	—	1,600
Joint Venture	—	—	—	450	450
Equity	—	—	32,135	—	32,135
Total	$—	$—	$189,208	$450	$189,658

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2024 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Collateralized Loan Obligations	Equity	Total
Balance as of January 1, 2024	$124,007	$7,918	$23,548	$1,600	$32,135	$189,208
Repayments/sales	(889)	—	—	(6)	—	(895)
Purchases	8,852	—	—	—	987	9,839
Payment-in-kind interest and dividends accrued	153	183	—	—	17	353
Accretion of original issue discount	147	5	—	107	—	259
Net realized gain on investments	287	—	—	—	—	287
Net change in unrealized appreciation (depreciation) on investments	(2,180)	202	(638)	(53)	3,344	675
Balance as of March 31, 2024	$130,377	$8,308	$22,910	$1,648	$36,483	$199,726

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

The net change in unrealized appreciation (depreciation) on investments held was $0.7 million and $(0.1) million for the three months ended March 31, 2024 and 2023, respectively, and is included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of March 31, 2024 were as follows:

	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)(2)
First lien debt	$11.5	Market	Broker/Dealer Quotes	N/A
First lien debt	118.9	Income	Required Rate of Return	7.4% – 22.5% (12.5%)
Second lien debt	2.6	Market	Broker/Dealer Quotes	N/A
Second lien debt	5.7	Income	Required Rate of Return	2.0% – 19.8% (16.1%)
Subordinated debt	19.3	Income	Required Rate of Return	13.8%
Subordinated debt	0.5	Enterprise Market Value	EBITDA Multiple	4.5x
Subordinated debt	3.2	Enterprise Market Value	Revenue Multiple	0.7x
Collateralized Loan Obligations	1.6	Income	Discount Margin	22.3% – 23.8% (23.6%)
Equity	0.1	Income	Stock Price Time to Exit (Years) Volatility	$96.90 2.0 35.0%
Equity	35.6	Enterprise Market Value and Asset(1)	EBITDA Multiple	2.3x – 18.3x (6.9x)
Equity	0.8	Enterprise Market Value	Revenue Multiple	0.3x – 1.6x (0.7x)
	$199.7

(1)
$1.0 million in equity was valued using the asset approach.
(2)
The weighted averages disclosed in the table above were weighted by their relative fair value.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2023 were as follows:

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture at March 31, 2024 and December 31, 2023 was $0.4 million and $0.5 million, respectively. Fair value has been determined utilizing the net asset value as a practical expedient pursuant to U.S. GAAP. Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of March 31, 2024, the Company has an unfunded commitment to the Great Lakes II Joint Venture of $0.1 million.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Note 4. Transactions With Affiliated Companies

During the three months ended March 31, 2024, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2023 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	March 31, 2024 Fair Value
Affiliate investments
Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)	$—	$—	$3,090	$—	$—	$—	$757	$3,847
Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)	—	—	2,420	—	—	—	162	2,582
			—	5,510	—	—	—	919	6,429
GA Communications, Inc.	Series A-1 Preferred Stock (1,998 shares)	—	—	3,540	—	—	—	232	3,772
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)	—	—	620	—	—	—	(249)	371
			—	4,160	—	—	—	(17)	4,143
Great Lakes Funding II LLC	Series A	—	17	450	—	(54)	—	—	396
			17	450	—	(54)	—	—	396
GreenPark Infrastructure, LLC	Series A (400 Units)	—	—	200	—	—	—	—	200
GreenPark Infrastructure, LLC	Series M-1 (200 Units)	—	—	69	—	—	—	—	69
			—	269	—	—	—	—	269
MMI Holdings, LLC	First Lien Debt (Due 6/28/24)	2,600	—	2,514	—	—	—	19	2,533
MMI Holdings, LLC	Second Lien Debt (Cash, Due 6/28/24)	400	—	352	—	—	—	8	360
MMI Holdings, LLC(5)	Preferred Units (1,000 units)	—	—	559	—	—	—	151	710
			—	3,425	—	—	—	178	3,603
Nth Degree Investment Group, LLC	Membership Units (6,088,000 units)	—	—	10,340	—	—	—	3,845	14,185
			—	10,340	—	—	—	3,845	14,185
RAM Payment, LLC(5)	Preferred Units (86,000 units, 6.00% PIK Dividend)	—	17	2,445	17	—	—	(195)	2,267
			17	2,445	17	—	—	(195)	2,267
Sierra Hamilton Holdings Corporation	Common Stock (27,396,364 shares)	—	—	670	—	—	—	(147)	523
			—	670	—	—	—	(147)	523
V12 Holdings, Inc.	Second Lien Debt	509	—	509	—	—	—	(4)	505
			—	509	—	—	—	(4)	505
Total Affiliate investments			$34	$27,778	$17	$(54)	$—	$4,579	$32,320

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

March 31, 2024

(Unaudited)

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

March 31, 2024

(Unaudited)

Note 5. Agreements and Related Party Transactions

Investment Advisory Agreement

On July 1, 2021, the Company entered into the Investment Advisory Agreement with the Investment Adviser, which was approved by the Company’s stockholders on May 27, 2021. Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect from year to year if approved annually by the Board or by a majority of our Independent Directors. The Board most recently approved the renewal of the Investment Advisory Agreement at a meeting on May 7, 2024. Subject to the overall supervision of the Board, the Investment Adviser manages our day-to-day operations and provides investment advisory and management services to us. Under the terms of the Investment Advisory Agreement, the Investment Adviser:

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

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Adviser that would, when taken together with all other incentive fees paid to the Investment Adviser during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

such payment is payable under the Investment Advisory Agreement. As of March 31, 2024 and December 31, 2023, the Company did not have incentive fees payable to the Investment Adviser related to fees earned in prior years but deferred under the incentive fee deferral mechanism.

As part of the Transaction, the Investment Adviser entered into the Fee Waiver with the Company to waive, to the extent necessary, any capital gains fee under the Investment Advisory Agreement that exceeds what would have been paid to Capitala in the aggregate over such two-year period under the prior advisory agreement. The Fee Waiver expired at the end of the two-year period.

For the three months ended March 31, 2024 and 2023, the Company incurred $0.9 million and $0.9 million in base management fees, respectively. The Company did not an earn incentive fee related to pre-incentive fee net investment income or capital gains for the three months ended March 31, 2024 and 2023.

As of March 31, 2024 and December 31, 2023, the Company had $0.9 million and $0.9 million, respectively, of management and incentive fees payable to the Investment Adviser. These amounts are reflected in the accompanying consolidated statements of assets and liabilities under the caption “Management and incentive fees payable.”

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

For the three months ended March 31, 2024 and 2023, the Company accrued $0.2 million and $0.3 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

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

Trade with Affiliated Funds

There were no transactions subject to Rule 17a-7 under the 1940 Act during the three months ended March 31, 2024 and 2023.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Note 6. Borrowings

2026 Notes

On October 29, 2021, the Company issued $50.0 million in aggregate principal amount of 5.25% fixed-rate notes due October 30, 2026 (the “2026 Notes”) pursuant to a supplemental indenture with U.S. Bank National Association (the “Trustee”), which supplements that certain base indenture, dated as of June 16, 2014. The 2026 Notes were issued in a private placement exempt from registration under the Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds to the Company were approximately $48.8 million, after deducting estimated offering expenses. The Notes will mature on October 30, 2026 and may be redeemed in whole or in part at the Company's option at any time or from time to time at the redemption prices set forth in the Indenture. The Notes bear interest at a rate of 5.25% per year payable semi-annually on April 30 and October 30 of each year, commencing on April 30, 2022, subject to a step up of 0.75% per annum to the extent the Notes are downgraded below Investment Grade by a National Recognized Statistical Rating Organization (“NSRSO”) or the Notes no longer maintain a rating from an NSRSO. On March 28, 2024, the Company obtained a BB+ rating from a NRSRO with respect to the Notes, leading to the Notes bearing interest at a rate of 6.00% per year. The Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company's existing and future indebtedness that is expressly subordinated in right of payment to the Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company's secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.

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

As of March 31, 2024 and December 31, 2023, the Company had $50.0 million and $50.0 million, respectively in 2026 Notes outstanding.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2026 Notes for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023
Interest expense	$706	$706
Deferred financing costs	41	38
Total interest and financing expenses	$747	$744
Average outstanding balance	$50,000	$50,000
Average stated interest rate	5.25%	5.25%

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

On March 28, 2024, the Company obtained a BB+ rating from a Nationally Recognized Statistical Rating Organization (“NRSRO”) with respect to the 2032 Convertible Notes. The 2032 Convertible Notes have a fixed interest rate of 5.25% per annum payable semi-annually on March 31 and September 30 of each year, commencing on September 30, 2022, subject to a step up of 0.75% per annum to the extent that the 2032 Convertible Notes are downgraded below Investment Grade by an NRSRO or the 2032 Convertible Notes no longer maintain a rating from an NRSRO. Starting on March 28, 2024, as a result of the rating downgrade, the 2032 Convertible Notes have a fixed interest rate of 6.00% per annum. The Company will also be required to pay an additional interest rate of 2.0% per annum (x) on any overdue payment of interest and (y) during the continuance of an “Event of Default.” The Company intends to use the net proceeds from the offering of the 2032 Convertible Notes for general corporate purposes, which may include repaying outstanding indebtedness, making opportunistic investments and paying corporate expenses. In addition, on the occurrence of a “Change in Control Repurchase Event” or “Delisting Event,” as defined in the Purchase Agreement, the Company will generally be required to make an offer to purchase the outstanding 2032 Convertible Notes at a price equal to 100% of the principal amount of such 2032 Convertible Notes plus accrued and unpaid interest to the repurchase date. The 2032 Convertible Notes are redeemable prior to maturity. No “sinking fund” is provided for the 2032 Convertible Notes.

During the quarter ended March 31, 2024, the Company converted $1.0 million in outstanding principal amount of the 2032 Convertible Notes. Of the $1.0 million that was converted, $0.5 million was paid in cash and $0.5 million was converted into 22,105 shares of the Company’s common stock at a rate of $22.61 per principal amount, in accordance with a Notice of Exercise of Conversion.

As of March 31, 2024 and December 31, 2023, the Company had $14.0 million and $15.0 million, respectively, in 2032 Convertible Notes outstanding.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2032 Convertible Notes for the three months ended March 31, 2024 and 2023 (dollars in thousands):

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Interest expense	$212	$223
Deferred financing costs	3	3
Total interest and financing expenses	$215	$226
Average outstanding balance	$14,272	$15,000
Average stated interest rate	5.25%	5.25%

KeyBank Credit Facility

On October 30, 2020, CBL, a direct, wholly owned, consolidated subsidiary of the Company entered into the KeyBank Credit Facility with the investment adviser at the time, as collateral manager, the lenders from time to time parties thereto (each a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. The KeyBank Credit Facility was amended on May 10, 2022 and October 20, 2022. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $75.0 million as of May 10, 2022, with an uncommitted accordion feature that allows the Company to borrow up to an additional $125.0 million. The KeyBank Credit Facility matures on May 10, 2027, unless there is an earlier termination or event of default. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through May 10, 2025, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at 1M Term SOFR plus 2.90% during the 3-year revolving period and 3.25% thereafter, with a 0.40% 1M Term SOFR floor. CBL will also pay an unused commitment fee at a rate of (1) 1.00% if utilization is less than or equal to 30.0%, (2) 0.65% if utilization is greater than 30.0% but less than or equal to 60.0%, or (3) 0.35% if utilization is greater than 60.0%, per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility. As of March 31, 2024 and December 31, 2023, there were draws of $52.9 million and $39.6 million, respectively, on the KeyBank Credit Facility. The KeyBank Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of March 31, 2024 and December 31, 2023, assets pledged to secure the KeyBank Credit Facility had a fair value of $121.7 million and $111.2 million, respectively.

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the KeyBank Credit Facility for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023
Interest expense	$914	$996
Deferred financing costs	85	84
Unused commitment fees	46	19
Total interest and financing expenses	$1,045	$1,099
Average outstanding balance	$43,450	$53,219
Average stated interest rate	8.24%	7.42%

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the outstanding principal and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2024, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Outstanding Principal	Fair Value	Level 1	Level 2	Level 3
2026 Notes	$50,000	$45,250	$—	$—	$45,250
2032 Convertible Notes	14,000	12,792	—	—	12,792
KeyBank Credit Facility	52,915	52,915	—	—	52,915
Total	$116,915	$110,957	$—	$—	$110,957

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

Note 7. Directors’ Fees

Our Independent Directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Board meeting and $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three months ended March 31, 2024, the Company recognized directors’ expense of $0.2 million. For the three months ended March 31, 2023, the Company recognized directors’ expense of $0.1 million. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Note 8. Stockholders' Equity

On March 6, 2023, the Company's Board authorized a share repurchase program, whereby the Company could repurchase up to an aggregate of $5.0 million of its outstanding shares of common stock in the open market. The repurchase program did not obligate the Company to acquire any specific number of shares, and all repurchases were made in accordance with SEC Rule 10b-18 and accomplished through a Rule 10b5-1 plan, which set certain restrictions on the method, timing, price and volume of share repurchases. On March 11, 2024, the Board authorized the extension of the share repurchase program for an additional year and increased the aggregate available balance to $5.0 million. Unless extended or discontinued by the Board, the repurchase program will terminate on March 31, 2025. The repurchase program may be extended, modified or discontinued at any time for any reason without prior notice.

During the three months ended March 31, 2024, the Company repurchased 20,867 of its outstanding shares under the share repurchase program at an aggregate cost of approximately $0.5 million. During the three months ended March 31, 2023, the Company repurchased 1,625 of its outstanding shares under the share repurchase program at an aggregate cost of approximately $34 thousand.

During the three months ended March 31, 2024, the Company did not issue any shares of common stock under its DRIP. During the three months ended March 31, 2023, the Company issued 140 shares of common stock under its DRIP.

During the three months ended March 31, 2024, the 2032 Note Convertible Noteholders elected to convert $0.5 million par of the 2032 Convertible Notes into 22,105 shares of common stock pursuant to the Note Purchase Agreement at a rate of $22.61 per principal amount, in accordance with a Notice of Exercise of Conversion. There were no such conversion during the three months ended March 31, 2023.

The total number of shares of the Company’s common stock outstanding as of March 31, 2024 and December 31, 2023 was 2,675,936 and 2,674,698, respectively.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Other potentially dilutive shares of the Company’s common stock, and the related impact to earnings, are considered when calculating diluted earnings per share. For the three months ended March 31, 2024 and 2023, 0.5 million and 0.5 million, respectively, in convertible shares related to the 2032 Convertible Notes were considered anti-dilutive.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the three months ended March 31, 2024 and 2023 (dollars in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2024(1)	2023(2)
Net increase (decrease) in net assets resulting from operations - basic	$1,851	$(650)
Weighted average common stock outstanding – basic	2,678,342	2,710,990
Net increase (decrease) in net assets per share from operations - basic	$0.69	$(0.24)
Net (decrease) increase in net assets resulting from operations - basic	$1,851	$(650)
Adjustment for interest on the 2032 Convertible Notes and incentive fees, net	212	—
Adjusted net (decrease) increase in net assets resulting from operations - diluted	$2,063	$(650)
Weighted average common stock outstanding – basic	2,678,342	2,710,990
Adjustment for dilutive effect of the 2032 Convertible Notes	517,398	—
Adjusted weighted average common stock outstanding - diluted	3,195,740	2,710,990
Net (decrease) increase in net assets per share resulting from operations - diluted	$0.65	$(0.24)

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three months ended March 31, 2024, conversion of the 2032 Convertible Notes into 0.5 million shares was assumed as the effect on diluted earnings per share would be dilutive.
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

The following table summarizes the Company's distribution declarations for the three months ended March 31, 2024 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
March 11, 2024	March 25, 2024	April 2, 2024	$0.32	$856	—	—
Total Distributions Declared and Distributed for 2024			$0.32	$856	—	$—

The following table summarizes the Company's distribution declarations for the three months ended March 31, 2023 (dollars in thousands, except share and per share data):

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
March 6, 2023	March 20, 2023	March 31, 2023	$0.18	$488	140	$3
Total Distributions Declared and Distributed for 2023			$0.18	$488	140	$3

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2024 and 2023 (dollars in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2024	2023
Per share data:
Net asset value at beginning of period	$33.34	$35.04
Net investment income(1)	0.35	0.40
Net realized gain (loss) on investments(1)	0.11	(0.56)
Net change in unrealized (depreciation) on investments(1)	0.25	(0.08)
Net realized (loss) on extinguishment of debt(1)	(0.02)	—
Dilutive effect of common stock issuance(1)	(0.08)	—
Distributions - net investment income	(0.32)	(0.18)
Accretive effect of common stock repurchases(1)	0.08	0.01
Net asset value at end of year	$33.71	$34.63
Net assets at end of period	$90,195	$93,833
Shares outstanding at end of period	2,675,936	2,709,583
Per share market value at end of period	$22.49	$20.80
Total return based on market value(2)	0.97%	(6.13)%
Ratio/Supplemental data:
Ratio of net investment income (loss) to average net assets	4.25%	4.61%
Ratio of interest and financing expenses to average net assets	8.94%	8.89%
Ratio of other operating expenses to average net assets	9.25%	9.08%
Ratio of total expenses including tax provision, net of fee waivers to average net assets(3)	18.19%	17.97%
Portfolio turnover rate(4)	0.49%	3.30%
Average debt outstanding(5)	$107,722	$118,219
Average debt outstanding per common share(1)	$40.22	$43.61
Asset coverage ratio per unit(6)	$1,760	$1,747

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

Note 12. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of March 31, 2024, other than as set forth below.

On April 2, 2024, the Company prepaid $2.0 million of the aggregate principal amount outstanding of the 2032 Notes, together with accrued and unpaid interest.

On May 7, 2024, the Company’s Board of Directors approved a distribution of $0.33 per share, payable on May 31, 2024 to stockholders of record as of May 21, 2024.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless required by law or U.S. Securities and Exchange Commission (“SEC”) rule or regulation.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally must invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150%, if certain requirements are met, after such borrowing, with certain limited exceptions. As of March 31, 2024, our asset coverage ratio was 176%. To maintain our regulated investment company (“RIC”) status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under subchapter

M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III, and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III, and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their small business investment company (“SBIC”) licenses issued by the U.S. Small Business Administration (“SBA”), and continued to hold their existing investments at the time of IPO and have continued to make new investments after the IPO. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (“SBA-guaranteed debentures”) and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. Accordingly, as of March 31, 2024 and December 31, 2023, there were no SBA-guaranteed debentures outstanding.

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

The Company’s financial statements as of March 31, 2024 and December 31, 2023 and for the periods ended March 31, 2024 and 2023 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 26, 2024.

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

In order to qualify as a RIC, among other requirements, the Company is required to timely distribute to its stockholders at least 90.0% of its investment company taxable income, as defined by the Code, for each fiscal tax year. The Company may be subject to a nondeductible U.S. federal excise tax of 4.0% on undistributed income if it does not distribute at least 98.0% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31.

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

The tax years ended December 31, 2023, 2022, 2021 and 2020 remain subject to examination by U.S. federal, state, and local tax authorities. No material interest expense or penalties have been assessed for the periods ended March 31, 2024 and 2023. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of both March 31, 2024 and December 31, 2023, the Company recorded a net deferred tax asset of zero. For both the three months ended March 31, 2024 and 2023, the Company recorded a tax provision of zero. As of March 31, 2024 and December 31, 2023, the valuation allowance on the Company’s deferred tax asset was $4.3 million and $3.9 million, respectively. During the three months ended March 31, 2024, the Company recognized an increase in the valuation allowance of $0.4 million. During the three months ended March 31, 2023, there was no change in the valuation allowance recognized by the Company.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s U.S. federal income tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of March 31, 2024 and December 31, 2023, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of March 31, 2024 and December 31, 2023. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

Portfolio and Investment Activity

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests primarily in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market companies and traditional middle-market companies. As of March 31, 2024, our portfolio consisted of investments in 62 portfolio companies with a fair value of approximately $200.1 million. As of December 31, 2023, our portfolio consisted of investments in 60 portfolio companies with a fair value of approximately $189.7 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of March 31, 2024, none of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2023, none of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the three months ended March 31, 2024, we made approximately $9.8 million of investments and had approximately $0.9 million in repayments and sales, resulting in net deployment of approximately $8.9 million for the period. During the three months ended March 31, 2023, we made approximately $7.4 million of investments and had approximately $6.7 million in repayments and sales, resulting in net deployment of approximately $0.7 million for the period.

As of March 31, 2024, our debt investment portfolio, which represented 80.8% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 11.4% (excluding income from non-accruals and collateralized loan obligations). As of March 31, 2024, 11.5% of the fair value of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2023, our debt investment portfolio, which represented 82.0% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 11.1% (excluding income from non-accruals and collateralized loan obligations). As of December 31, 2023, 13.6% of the fair value of our debt investment portfolio was bearing a fixed rate of interest.

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

As of March 31, 2024, the Company’s Adviser approved the fair value of the Company’s investment portfolio of approximately $200.1 million in good faith in accordance with the Company’s valuation procedures. The Company’s Adviser approved the fair value of the Company’s investment portfolio as of March 31, 2024 with input from third-party valuation firms and the Investment Adviser, as valuation designee, based on information known or knowable as of the valuation date, including trailing and forward looking data.

As of March 31, 2024, we had debt investments in three portfolio companies on non-accrual status with an aggregate amortized cost of $17.2 million and an aggregate fair value of $10.6 million, which represented 8.3% and 5.3% of the investment portfolio, respectively. As of December 31, 2023, we had debt investments in three portfolio companies on non-accrual status with aggregate amortized cost of $17.2 million and an aggregate fair value of $12.8 million, which represented 8.7% and 6.8% of the investment portfolio, respectively.

The following table summarizes the amortized cost and the fair value of investments as of March 31, 2024 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$137,088	66.5%	$130,377	65.2%
Second Lien Debt	9,155	4.4%	8,308	4.2%
Subordinated Debt	26,573	12.9%	22,910	11.4%
Collateralized Loan Obligations	1,701	0.8%	1,648	0.8%
Joint Venture	386	0.2%	396	0.2%
Equity	31,404	15.2%	36,483	18.2%
Total	$206,307	100.0%	$200,122	100.0%

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2023 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$128,537	65.4%	$124,007	65.4%
Second Lien Debt	8,968	4.6%	7,918	4.2%
Subordinated Debt	26,573	13.5%	23,548	12.4%
Collateralized Loan Obligations	1,600	0.8%	1,600	0.8%
Joint Venture	440	0.2%	450	0.2%
Equity	30,400	15.5%	32,135	17.0%
Total	$196,518	100.0%	$189,658	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024		December 31, 2023
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$47,040	23.5%	47,934	25.3%
Business Services	33,435	16.7%	29,555	15.6%
Financials	26,009	13.0%	24,213	12.8%
Information Technology	22,239	11.1%	21,860	11.5%
Industrials	18,915	9.5%	16,558	8.7%
Consumer Discretionary	14,930	7.4%	10,180	5.4%
Healthcare Management	7,260	3.6%	9,465	5.0%
Automobile Part Manufacturer	6,430	3.2%	5,510	2.9%
Advertising & Marketing Services	4,143	2.1%	4,160	2.2%
Communication Services	4,015	2.0%	4,029	2.1%
Medical Device Distributor	3,602	1.8%	3,425	1.8%
Textile Equipment Manufacturer	3,176	1.6%	3,860	2.0%
Financial Services	2,267	1.1%	2,445	1.3%
Online Merchandise Retailer	2,215	1.1%	2,095	1.1%
Consumer Staples	1,754	0.9%	1,737	0.9%
Household Product Manufacturer	758	0.4%	758	0.4%
Oil & Gas Engineering and Consulting Services	523	0.3%	670	0.4%
Data Processing & Digital Marketing	505	0.3%	509	0.3%
Testing Laboratories	372	0.2%	238	0.1%
Electronic Machine Repair	300	0.1%	245	0.1%
General Industrial	234	0.1%	212	0.1%
Total	$200,122	100.0%	$189,658	100.0%

Results of Operations

Operating results for the three months ended March 31, 2024 and 2023 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023
Total investment income	$5,003	$5,256
Total expenses	4,056	4,183
Net investment income	947	1,073
Net realized gain (loss) on investments	287	(1,506)
Net change in unrealized appreciation (depreciation) on investments	675	(217)
Net realized loss on extinguishment of debt	(58)	—
Net increase (decrease) in net assets resulting from operations	$1,851	$(650)

Investment income

The composition of our investment income for the three months ended March 31, 2024 and 2023 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023
Interest income	$4,633	$4,768
Payment-in-kind interest	353	464
Dividend income	17	14
Other income	—	10
Total investment income	$5,003	$5,256

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

For the three months ended March 31, 2024, total investment income decreased $0.3 million, or 4.8%, compared to the three months ended March 31, 2023. The decrease from the prior period was primarily driven by an decrease in interest income from $4.8 million for the three months ended March 31, 2023 to $4.6 million for the three months ended March 31, 2024. The decrease in interest income is primarily due to a smaller interest earning debt portfolio for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

PIK income decreased from $0.5 million for the three months ended March 31, 2023 to $0.4 million for the three months ended March 31, 2024. The decrease in PIK income during the three months ended March 31, 2024 compared to the same period in prior year was primarily due to a decrease in investments with non-recurring fee income of $0.2 million that was paid in-kind.

Operating expenses

The composition of our expenses for the three months ended March 31, 2024 and 2023 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023
Interest and financing expenses	$2,007	$2,069
Base management fee	893	930
Directors' fees	150	135
Administrative service fees	201	257
General and administrative expenses	805	792
Total expenses	$4,056	$4,183

For the three months ended March 31, 2024, operating expenses decreased by $0.1 million, or 3.0%, compared to the three months ended March 31, 2023. Interest and financing expenses decreased from $2.1 million for the three months ended March 31, 2023 to $2.0 million for the three months ended March 31, 2024 primarily due to a lower average outstanding balance on our credit facility during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Administrative service fees decreased from $0.3 million for the three months ended March 31, 2023 to $0.2 million for the three months ended March 31, 2024, primarily due to lower administrative services costs incurred by the Company's Administrator in the current year.

Net realized gain (loss) on sales of investments

During the three months ended March 31, 2024, we recognized $0.3 million of net realized gains on our portfolio investments. During the three months ended March 31, 2023, we recognized $1.5 million of net realized losses on our portfolio investments.

Net change in unrealized appreciation (depreciation) on investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended March 31, 2024, we recognized $0.7 million of net change in unrealized appreciation on investments. For the three months ended March 31, 2023, we recognized $0.2 million of net change in unrealized depreciation on investments.

Changes in net assets resulting from operations

For the three months ended March 31, 2024, we recorded a net increase in net assets resulting from operations of $1.9 million. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2024, our basic and diluted per share net increase in net assets resulting from operations was $0.69 and $0.65, respectively.

For the three months ended March 31, 2023, we recorded a net decrease in net assets resulting from operations of $0.7 million. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2023, our basic and diluted per share net decrease in net assets resulting from operations was $0.24.

Financial Condition, Liquidity and Capital Resources

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our stockholders, and repay indebtedness.

Since our IPO, we have raised approximately $136.0 million in net proceeds from equity offerings through March 31, 2024.

KeyBank Credit Facility

On October 30, 2020, Capitala Business Lending, LLC (“CBL”), a direct, wholly owned, consolidated subsidiary of the Company, entered into a senior secured revolving credit agreement (“the KeyBank Credit Facility”) with the investment adviser at the time, as collateral manager, the lenders from time to time parties thereto (each, a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. The KeyBank Credit Facility was amended on May 10, 2022 and October 20, 2022. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $75.0 million as of May 10, 2022, with an uncommitted accordion feature that allows the Company to borrow up to an additional $125.0 million. The KeyBank Credit Facility matures on May 10, 2027, unless there is an earlier termination or event of default. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through May 10, 2025, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at 1M Term SOFR plus 2.90% during the 3-year revolving period and 3.25% thereafter, with a 0.40% 1M Term SOFR floor. CBL will also pay an unused commitment fee at a rate of (1) 1.00% if utilization is less than or equal to 30.0%, (2) 0.65% if utilization is greater than 30.0% but less than or equal to 60.0%, or (3) 0.35% if utilization is greater than 60.0%, per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility. As of March 31, 2024, there were draws of $52.9 million on the KeyBank Credit Facility. The KeyBank Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of March 31, 2024, assets pledged to secure the KeyBank Credit Facility had a fair value of $121.7 million.

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

During the quarter ended March 31, 2024, the Company converted $1.0 million in outstanding principal amount of the 2032 Convertible Notes. Of the $1.0 million that was converted, $0.5 million was paid in cash and $0.5 million was converted into shares of the Company’s common stock at a rate of $22.61 per principal amount, in accordance with a Notice of Exercise of Conversion.

As of March 31, 2024, the Company had $14.0 million in 2032 Convertible Notes outstanding.

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

As of March 31, 2024, the Company had approximately $50.0 million in aggregate principal amount of 2026 Notes outstanding.
Asset Coverage Ratio

We are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150% if certain requirements are met, after such borrowing, with certain limited exceptions. As of March 31, 2024, our asset coverage ratio was 176%. If our asset coverage ratio falls below 150% due a decline in the fair market of our portfolio, we may be limited in our ability to raise additional debt.

Cash and Cash Equivalents

As of March 31, 2024, we had $8.3 million in cash and cash equivalents.

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

A summary of our significant contractual payment obligations as of March 31, 2024 are as follows (dollars in millions):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
2026 Notes	$—	$50.0	$—	$—	$50.0
2032 Convertible Notes	—	—	—	14.0	14.0
KeyBank Credit Facility	—	—	52.9	—	52.9
Total Contractual Obligations	$—	$50.0	$52.9	$14.0	$116.9

Distributions

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we timely distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. We made quarterly distributions to our stockholders for the first four full quarters subsequent to our IPO. To the extent we had income available, we made monthly distributions to our stockholders from October 30, 2014 until March 30, 2020. As announced on April 1, 2020, distributions, if any, will be made on a quarterly basis effective for the second quarter of 2020. Our stockholder distributions, if any, will be determined by our Board on a quarterly basis. Any distributions to our stockholders will be declared out of assets legally available for distribution. For the three months ended March 31, 2024, the Company declared a distribution of $0.32 per share to stockholders of record as of March 25, 2024. For the three months ended March 31, 2023, the Company made a distribution of $0.18 per share to the stockholders of record as of March 20, 2023.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time, and from time to time we may decrease the amount of our distributions. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including the possible loss of our qualification as a RIC under Subchapter M of the Code. We cannot assure stockholders that they will receive any distributions.

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

Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023, the Company had the following outstanding unfunded commitments to existing portfolio companies (dollars in thousands):

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Accordion Partners LLC (Revolver)	First Lien/Senior Secured Debt	$765	1,531
American Clinical Solutions, LLC(1)	First Lien/Senior Secured Debt	250	250
BetaNXT, Inc. (Revolver)	First Lien/Senior Secured Debt	272	408
Bradshaw International, Inc. (Revolver)	First Lien/Senior Secured Debt	922	922
Critical Nurse Staffing, LLC (Revolver)	First Lien/Senior Secured Debt	1,000	1,000
Dentive, LLC(1)	First Lien/Senior Secured Debt	196	344
Dentive, LLC (Revolver)	First Lien/Senior Secured Debt	187	148
Fortis Payment Systems, LLC	First Lien/Senior Secured Debt	425	N/A
Great Lakes Funding II LLC - Series A	Joint Venture	109	55
GreenPark Infrastructure, LLC - Series M-1	Common Stock and Membership Units	732	732
IDC Infusion Services, LLC(1)	First Lien/Senior Secured Debt	604	799
Morae Global Corporation (Revolver)	First Lien/Senior Secured Debt	292	292
Orthopaedic (ITC) Buyer, LLC(1)	First Lien/Senior Secured Debt	638	638
PhyNet Dermatology LLC(1)	First Lien/Senior Secured Debt	259	259
Riddell, Inc.(1)	First Lien/Senior Secured Debt	364	N/A
Tactical Air Support, Inc.(1)	First Lien/Senior Secured Debt	286	286
Taoglas Group Holdings Limited (Revolver)	First Lien/Senior Secured Debt	174	261
VBC Spine Opco, LLC (DxTx Pain and Spine LLC)(1)	First Lien/Senior Secured Debt	713	713
VBC Spine Opco, LLC (DxTx Pain and Spine LLC) (Revolver)	First Lien/Senior Secured Debt	—	97
Wealth Enhancement Group, LLC (Revolver)	First Lien/Senior Secured Debt	438	438
Total Unfunded Commitments		$8,626	$9,173

(1) Delayed-draw term loan.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

On April 2, 2024, the Company prepaid $2.0 million of the aggregate principal amount outstanding of the 2032 Notes, together with accrued and unpaid interest.

On May 7, 2024, the Company’s Board of Directors approved a distribution of $0.33 per share, payable on May 31, 2024 to stockholders of record as of May 21, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts subject to the requirements of the 1940 Act. For the three months ended March 31, 2024, we did not engage in hedging activities.

As of March 31, 2024, we held 52 securities bearing a variable rate of interest. Our variable rate investments represent approximately 88.5% of the fair value of our total debt investments. As of March 31, 2024, none of our variable rate securities were yielding interest at a rate equal to the established interest rate floor. As of March 31, 2024, we had $52.9 million outstanding on our KeyBank Credit Facility, which has a variable rate of interest at one-month SOFR + 2.90%, subject to an interest rate floor of 0.40%. As of March 31, 2024, all of our other interest paying liabilities, consisting of $50.0 million in 2026 Notes and $14.0 million in 2032 Convertible Notes, were bearing interest at a fixed rate.

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

Based on our March 31, 2024 consolidated statements of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$4,495	$(1,610)	$2,885
Up 200 basis points	2,997	(1,073)	1,924
Up 100 basis points	1,498	(537)	961
Down 100 basis points	(1,498)	537	(961)
Down 200 basis points	(2,997)	1,073	(1,924)
Down 300 basis points	$(4,434)	$1,610	$(2,824)

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

As of March 31, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, due to a material weakness in the Company’s internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, that continued to exist as of March 31, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Specifically, as previously disclosed, in March 2024, we identified a material weakness in our internal controls over financial reporting related to our failure to satisfy the requirements to maintain our special tax status as a RIC for the years ended December 31, 2020, December 31, 2021 and December 31, 2022. Notably, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives.

We have continued the process of, and are focused on, further enhancing effective internal control measures to improve our internal control over financial reporting and to remediate the identified material weakness. Management continues to undertake certain corrective actions to remediate the control deficiencies identified above, including incorporation of additional controls over the data used regarding the calculation of the gross income test for purposes of evaluating the Company’s qualification as a RIC. We believe our planned actions to enhance our processes and controls will address this material weakness, but these actions are subject to ongoing management evaluation, and we will need a period of execution to demonstrate remediation. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

(b)
Changes in Internal Controls Over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report on Form 10-K”), which could materially affect our business, financial condition and/or operating results. The risks described in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in the Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in any sales of unregistered securities or issue any common stock under our DRIP during the three months ended March 31, 2024.

The following table sets forth information regarding repurchases of shares of our common stock three months ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)(1)
January 1, 2024 through January 31, 2024	7,394	$22.72	7,394	$4.1
February 1, 2024 through February 29, 2024	7,415	22.46	7,415	3.9
March 1, 2024 through March 31, 2024	6,058	22.38	6,058	4.9
Total	20,867		20,867

(1) On March 6, 2023, the Company’s Board of Directors authorized a share repurchase program, whereby the Company could repurchase up to an aggregate of $5.0 million of its outstanding shares of common stock in the open market. The repurchase program did not obligate the Company to acquire any specific number of shares, and all repurchases were made in accordance with SEC Rule 10b-18 and accomplished through a Rule 10b5-1 plan, which set certain restrictions on the method, timing, price and volume of share repurchases. On March 11, 2024, the Board authorized the extension of the share repurchase program for an additional year and increased the aggregate available balance to $5.0 million. Unless extended or discontinued by the Board, the repurchase program will terminate on March 31, 2025. The repurchase program may be extended, modified or discontinued at any time for any reason without prior notice.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number	Description of Document
3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Certificate of Limited Partnership of CapitalSouth Partners Fund II Limited Partnership(3)
3.4	Certificate of Limited Partnership of CapitalSouth Fund III, L.P. (f/k/a CapitalSouth Partners SBIC Fund III, L.P.)(4)
3.5	Bylaws(5)
3.6	Form of Amended and Restated Limited Partnership Agreement of CapitalSouth Partners Fund II Limited Partnership(6)
3.7	Form of Amended and Restated Agreement of Limited Partnership of Certificate of Limited Partnership of CapitalSouth Fund III, L.P. (f/k/a CapitalSouth Partners SBIC Fund III, L.P.)(7)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith)

(1)
Incorporated by reference to Exhibit a.1 to the Company’s Pre-Effective Amendment No. 1 to Form N-2, filed on September 9, 2013.
(2)
Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on August 4, 2020.
(3)
Incorporated by reference to Exhibit a.2 to the Company’s Pre-Effective Amendment No. 2 to Form N-2, filed on September 17, 2013.
(4)
Incorporated by reference to Exhibit a.3 to the Company’s Pre-Effective Amendment No. 2 to Form N-2, filed on September 17, 2013.
(5)
Incorporated by reference to Exhibit b.1 to the Company’s Pre-Effective Amendment No. 1 to Form N-2, filed on September 9, 2013.
(6)
Incorporated by reference to Exhibit 2.a to the Company’s Pre-Effective Amendment No. 5 to Form N-2, filed on September 24, 2013.
(7)
Incorporated by reference to Exhibit 2.b to the Company’s Pre-Effective Amendment No. 5 to Form N-2, filed on September 24, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Logan Ridge Finance Corporation

Date: May 8, 2024	By	/s/ Ted Goldthorpe
Ted Goldthorpe
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 8, 2024	By	/s/ Brandon Satoren
Brandon Satoren
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer )