Form 10-K/A
period 2021-12-31
Logan Ridge Finance Corp.
filed 2024-06-14
CIK 1571329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A

(Amendment No. 1)

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
3rd Floor
New York,
New York
10022
(Address of Principal Executive Offices, Including Zip Code)
(
212
)
891-2880
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to
S
ection 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	LRFC	NASDAQ Global Select Market
5.75% Convertible Notes due 2022	CPTAG	NASDAQ Capital Market
6.00% Notes due 2022	CPTAL	NASDAQ Global Select Market
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
DOCUMENTS IN
CORPORAT
ED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2022 are incorporated by reference in Part III of this Form
10-K.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended
December
31, 2021 of Logan Ridge Finance Corporation (the “Company”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on
March
14, 2022 (the “Original Filing”). The purpose of this Form 10-K/A is to restate our financial statements as of and for the year ended December 31, 2021, and related disclosure, as detailed below.
No attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the Original Filing except as required to reflect the effects of the restatement. Except as otherwise indicated herein, this Form 10-K/A does not reflect events occurring after the date of the Original Filing or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the Original Filing. For the convenience of the reader, this Form 10-K/A presents the Original Report in its entirety, subject to the changes described below. The following items have been amended and restated as a result of the restatement:

•	Cover Page

•	Part I - Item 1 - Business

•	Part I - Item 1A - Risk Factors

•	Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II - Item 8 - Consolidated Financial Statements and Supplementary Data

•	Part II - Item 9A - Controls and Procedures

•	Part IV - Item 15(b) - Exhibits

•	Signature Page
Additionally, this Form 10-K/A includes new, currently dated certifications from our Principal Executive Officer and Principal Financial Officer, which are attached as Exhibits 31.1, 31.2, 32.1 and 32.2.
Description of Restatement
As previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 of Logan Ridge Finance Corporation (the “Company”), in March 2024, the Company determined that information received from a portfolio company, held in prior fiscal years and sold in 2022, was inaccurate, and as a result, the Company did not satisfy the income source requirement under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and thus, did not qualify as a regulated investment company (“RIC”) under the Code for the fiscal years ended December 31, 2022, 2021 and 2020. The Company determined that the fact that it did not qualify as a RIC for such years had no quantitative impact to the consolidated statements of assets and liabilities, the consolidated statements of operations, the consolidated statements of changes in net assets, or the consolidated statements of cash flows as of and for the years ended December 31, 2022, 2021 and 2020, because the Company determined that no income tax or capital gains taxes would be due or payable for those periods had the Company claimed status as a corporation under subchapter C of the Code (“C-Corporation”) and filed returns as such, given the operations of the Company for such periods. The Company requalified as a RIC in 2023 and did not have a net unrealized gain on its portfolio as of the first day of the fiscal year the Company requalified as a RIC that would be subject to tax if recognized within the subsequent five years. Accordingly, the Company elected to include disclosure in its financial statements for these periods in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 to reflect the Company’s tax status as a C-Corporation during the years ended 2022, 2021 and 2020.
Subsequent to filing the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which disclosed this change in tax status as well as its impact on the prior year financial statements for the relevant years, and following discussions with the accounting staff in the Division of Investment Management of the Securities and Exchange Commission (“SEC”), management made a recommendation to the Company’s Board of Directors to restate and reissue the Company’s 2022 and 2021 audited financial statements, to incorporate the disclosures included in the Company’s 2023 audited financial statements regarding the Company not satisfying the requirements to qualify as a RIC under the Code in 2022, 2021 and 2020 and to include related revisions to the Company’s Annual Reports on Form 10-K for the years ended December 31, 2022 and 2021
On June 10, 2024, the Board of Directors of the Company, upon recommendation of the Audit Committee and based on discussion with management, determined that the Company’s audited financial statements as of and for the fiscal years ended December 31, 2022 and 2021 should no longer be relied upon due to the Company not qualifying as a RIC during these periods, and that such financial statements should be restated to include disclosure regarding the Company’s loss of RIC status during such periods, substantially similar to the disclosure previously included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. All material restatement information has been included in our Annual Report for the year ended December 31, 2023, this Form 10-K/A, and the amendment to our Annual Report on Form 10-K for the year ended December 31, 2022 (collectively, the “Corrected Filings”); accordingly, with respect to RIC status and the material weakness, investors and others should rely only on the financial information and other disclosures regarding the periods described above in the Corrected Filings and in future filings with the SEC, as applicable, and should not rely on any previously issued or filed reports, press releases, corporate presentations or similar communications relating to the affected periods.
In connection with the restatement, management has re-evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2021. As a result of that assessment, management has concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2021, due to a material weakness in our internal control over financial reporting. See Part II, Item 9A, “Controls and Procedures.”

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

ITEM 1. BUSINESS

FORMATION OF OUR COMPANY

We are an externally managed non-diversified closed-end management investment company incorporated in Maryland that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We commenced operations on May 24, 2013 and completed our initial public offering (“IPO”) on September 30, 2013. We are managed by Mount Logan Management LLC, an investment adviser that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and BC Partners Management LLC provides the administrative services necessary for us to operate. For U.S. federal income tax purposes, we elected to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). However, as previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 of Logan Ridge Finance Corporation (the “Company”), in March 2024, the Company determined that information received from a portfolio company that was sold in 2022 was inaccurate, and as a result, the Company did not satisfy the income source requirement under subchapter M of the Code, and thus, did not qualify as a RIC under the Code for the fiscal years ended December 31, 2022, 2021 and 2020. The Company has determined that there would be no quantitative impact to the consolidated statements of assets and liabilities, the consolidated statements of operations, the consolidated statements of changes in net assets, and the consolidated statements of cash flows as of and for the years ended December 31, 2022, 2021 and 2020. See “– Failure to Qualify as a RIC”.

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

MLC is managed by the founders of BC Partners Credit bringing to bear the investment expertise and deep resources of the broader BC Partners platform, all of which the Company—as an entity within the BC Partners ecosystem—benefits from. Mount Logan provides investment management services to privately offered investment funds and acts as the collateral manager to issuers of collateralized loan obligations (“CLOs”) backed by debt obligations and similar assets.

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

INVESTMENT PROCESS

The management of our investment portfolio is the responsibility of Mount Logan and the Logan Ridge investment team (the “LRFC Investment Team”). All investment decisions require the majority approval of the Mount Logan Investment Committee. The LRFC Investment Team sources, identifies and diligences investment opportunities and presents the opportunity to the Mount Logan Investment Committee for approval. The Mount Logan Investment Committee is currently comprised of three members of BC Partners Credit (“BCP Credit”) (Ted Goldthorpe, Matthias Ederer and Henry Wang), and one member of BC Partners Private Equity (Raymond Svider). The Mount Logan Investment Committee meets regularly to review the opportunities presented by the LRFC Investment Team. Follow-on investments in existing portfolio companies may require the Mount Logan’s Investment Committee approval beyond that obtained when the initial investment in the company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Mount Logan Investment Committee. The Board, including a majority of the Independent Directors, oversees and monitors the investment performance and, beginning with the second anniversary of the effective date of the Investment Advisory Agreement, will annually review the compensation Logan Ridge pays to Mount Logan.

None of Mount Logan’s investment professionals receive any direct compensation from Logan Ridge in connection with the management of Logan Ridge’s portfolio.

The following individuals (the “LRFC Portfolio Managers”) have senior responsibility for the management of our investment portfolio: Ted Goldthorpe, Matthias Ederer, Henry Wang, Raymond Svider and Patrick Schafer. Mr. Schafer is Logan Ridge’s Chief lnvestment Officer and has primary responsibility for the day-to-day implementation and management of Logan Ridge’s investment portfolio.

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

Duration and Termination

On July 1, 2021, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement with the Investment Advisor, which was approved by the Company’s stockholders on May 27, 2021. Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect until July 1, 2023, a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by the Board or by a majority of our outstanding voting securities, including, in either case, by a majority of our directors who are not ~~“~~“interested persons” as such term is defined in Section 2(a)(19) of the 1940 Act (“Independent Directors”). The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may also be terminated by either party without penalty upon not less than 60 days’ written notice to the other party. See “Risk Factors — Risks Relating to Our Business and Structure — Mount Logan Management LLC has the right to resign on 60 days’ notice and we may not be able to find a suitable replacement within such time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

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

Organization of the Investment Advisor

The Investment Advisor is a Delaware limited liability company. The principal executive offices of the Investment Advisor are located at 650 Madison Avenue, 3rd Floor, New York, New York 10022.

Administration Agreement

BC Partners Management LLC, a Delaware limited liability company, serves as our administrator. The principal executive offices of our administrator are located at 650 Madison Avenue, 3rd Floor, New York, New York 10022. Pursuant to the Administration Agreement, our administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, our administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders. In addition, our administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our chief financial officer, chief compliance officer and our allocable portion of the compensation of their respective administrative support staff. Under the Administration Agreement, our administrator will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. Unless terminated earlier in accordance with its terms, the Administration Agreement will remain in effect if approved annually by our Board. On July 1, 2021, we entered into the Administration Agreement. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to our administrator. Stockholder approval is not required to amend the Administration Agreement.

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

Subject to the discussion below under “– Failure to Qualify as a RIC,” the remainder of this discussion assumes that we will qualify as a RIC and have satisfied the Annual Distribution Requirement.

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

Although we intended to comply with the requirements to continue to qualify annually as a RIC under the Code and the Company filed its tax returns as a RIC for the fiscal years ended December 31, 2022, 2021, and 2020, in March 2024, the Company determined that information received from a portfolio company held in prior fiscal years and sold in 2022 was inaccurate, and, as a result, the Company did not satisfy the income source requirement for the fiscal years ended December 31, 2022, 2021, and 2020. Accordingly, the Company did not qualify as a RIC under the Code for the fiscal years ended December 31, 2022, 2021 and 2020, and thus the Company is subject to U.S. federal income tax on all of its taxable income at regular corporate rates for these periods. Based on the assessment that the Company did not qualify as a RIC for the fiscal years ended December 31, 2022, 2021 and 2020, the Company calculated its provision for income tax as a C-Corporation for such fiscal years. Given the operations of the Company for that period, the Company has determined no income tax or capital gains taxes would be due and payable for those periods, had the Company claimed status as a C-Corporation and filed returns as such. Thus, the Company has determined that there would be no quantitative impact to the consolidated statements of assets and liabilities, the consolidated statements of operations, the consolidated statements of changes in net assets, and the consolidated statements of cash flows as of and for the years ended December 31, 2022, 2021 and 2020. The Company requalified as a RIC in 2023 and did not have a net unrealized gain on its portfolio as of the first day of the fiscal year the Company requalified as a RIC that would be subject to tax if recognized within the subsequent five years.

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

Proxy Voting Records

You may obtain information about how we voted proxies by making a written request for proxy voting information to: Mount Logan Management LLC, LLC, 650 Madison Avenue, 3rd Floor, New York, New York 10022.

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

AVAILABLE INFORMATION

Our executive offices are located at 650 Madison Avenue, 3rd Floor, New York, New York 10022. We maintain a website located at www.loganridgefinance.com and our phone number is (212) 891-2880. We make available free of charge on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practical after we file such material with, or furnish to, the SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and you should not consider information contained on our website to be part of this Annual Report on Form 10-K or any other report we file with the SEC.

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

As of December 31, 2021, we had $50.0 million of 5.25% fixed rate notes due October 30, 2026 (the “2026 Notes”), $22.8 million of 6.0% fixed rate notes due May 31, 2022 (the “2022 Notes”) outstanding, and $52.1 million of 5.75% fixed rate convertible notes due May 31, 2022 (the “2022 Convertible Notes”) outstanding. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interests.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on our business. Due to the identification of a material weakness in our internal controls over financial reporting related to our failure to satisfy the requirements to maintain our special tax status as a RIC for the years ended December 31, 2020, 2021 and 2022, management has determined that, as of December 31, 2022, we did not maintain effective internal control over financial reporting as discussed under “—We have identified a material weakness in our internal control over financial reporting and if our remediation of this material weakness is not effective, or if we fail to maintain an effective system of internal controls over financial reporting in the future, we may not be able to accurately or timely report our financial condition or operating results, which may adversely affect our business.”

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

We have identified a material weakness in our internal control over financial reporting and if our remediation of this material weakness is not effective, or if we fail to maintain an effective system of internal controls over financial reporting in the future, we may not be able to accurately or timely report our financial condition or operating results, which may adversely affect our business.

In March 2024, we identified a material weakness in our internal controls over financial reporting related to our failure to satisfy the requirements to maintain our special tax status as a RIC for the years ended December 31, 2020, 2021 and 2022, and management has determined that, as of December 31, 2021, we did not maintain effective internal control over financial reporting. This material weakness and our remediation efforts are described in “Controls and Procedures.” Although management does not believe the misstatements are material to any of the impacted financial statements, we cannot assure you that we will adequately remediate the material weakness or that additional material weaknesses in our internal controls will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. Such misstatements have resulted in the restatement of the financial statements included in this Annual Report and misstatements could result in future restatements of our financial statements, cause us to fail to meet our reporting obligations in addition to stock exchange listing requirements, investors may lose confidence in our reported financial information, our stock price may decline as a result, and we could be subject to litigation or regulatory enforcement actions.

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

Although we elected to be treated as a RIC beginning with our taxable year ended August 31, 2014, no assurance can be given that we will be able to continue to qualify for and maintain our RIC tax treatment under the Code. To continue to maintain our RIC tax treatment under the Code, we must meet the following source-of-asset diversification, and distribution requirements.

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

The Company filed its tax returns as a RIC for the fiscal years ended December 31, 2022, 2021, and 2020. However, in March 2024, the Company determined that information received from a portfolio company held in prior fiscal years and sold in 2022 was inaccurate, and, as a result, the Company did not satisfy the income source requirement for the fiscal years ended December 31, 2022, 2021, and 2020. Accordingly, the Company did not qualify as a RIC under the Code for the fiscal years ended December 31, 2022, 2021 and 2020, and thus the Company is subject to U.S. federal income tax on all of its taxable income at regular corporate rates for these periods. Based on the assessment that the Company did not qualify as a RIC for the fiscal years ended December 31, 2022, 2021 and 2020, the Company calculated its provision for income tax as a C-Corporation for such fiscal years. Given the operations of the Company for that period, the Company has determined no income tax or capital gains taxes would be due and payable for those periods, had the Company claimed status as a C-Corporation and filed returns as such. Thus, the Company has determined that there would be no quantitative impact to the consolidated statements of assets and liabilities, the consolidated statements of operations, the consolidated statements of changes in net assets, and the consolidated statements of cash flows as of and for the years ended December 31, 2022, 2021 and 2020. The Company requalified as a RIC in 2023 and did not have a net unrealized gain on its portfolio as of the first day of the fiscal year the Company requalified as a RIC that would be subject to tax if recognized within the subsequent five years.

Legislative or other actions relating to taxes could have a negative effect on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC (if we requalify as a RIC in the future) or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.

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

As a BDC, we are not required to make any distributions to shareholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to qualify as a RIC, we must distribute to shareholders for each taxable year at least 90.0% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders. We will be subject to a non-deductible 4.0% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax.

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

If we requalify as a RIC, we may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

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

Since, in certain cases, we may recognize taxable income before or without receiving corresponding cash payments, if we requalify as a RIC, we may have difficulty meeting the annual distribution requirement necessary to maintain our RIC tax treatment under the Code. Accordingly, to satisfy such RIC distribution requirements, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities. If we are not able to obtain cash from other sources, if we requalify as a RIC, we may fail to continue to qualify as a RIC for tax treatment under the Code and thus become subject to corporate-level U.S. federal income tax.

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

We may distribute taxable dividends that are payable in part in our common stock. If we requalify as a RIC, in accordance with certain applicable U.S. Department of Treasury regulations and published guidance issued by the Internal Revenue Service, as a publicly offered RIC, we may treat a distribution of our own stock as fulfilling the RIC distribution requirements if each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all shareholders must be at least 20.0% of the aggregate declared distribution. If too many shareholders elect to receive cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any shareholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such shareholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable shareholders receiving such dividends will be required to include the amount of the dividends as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our shareholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of our Board at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, if any, or the terms of our credit facilities, if any, might impair our ability to maintain our RIC tax treatment under the Code for U.S. federal income tax purposes if we requalify as a RIC. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices are located at 650 Madison Avenue, 3rd Floor, New York, New York 10022, and are provided by our Administrator in accordance with the terms of the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	N/A	(1)
Offering expenses borne by us (as a percentage of offering price)	N/A	(2)
Dividend reinvestment plan fees (per sales transaction fee)	$15.00	(3)
Total stockholder transaction expenses (as a percentage of offering price)	0.00%
Annual expenses (as a percentage of net assets attributable to common stock):
Base management fee	4.32	%(4)
Incentive fees payable from Net Investment Income	0.00	%(5)
Incentive fee payable from Capital Gains	0.00	%(5)
Interest payments on borrowed funds	6.87	%(6)
Other expenses	4.39	%(7)

Total stockholder transaction expenses (as a percentage of offering price)	15.58	%(8)

(1)	In the event that any shares are sold to or through underwriters, a prospectus supplement will disclose the applicable sales load.
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

Although we intended to comply with the requirements to continue to qualify annually as a RIC under the Code, as further discussed below, for the fiscal years ended December 31, 2022, 2021 and 2020, the Company failed the income source requirement under subchapter M of the Code, and thus did not qualify as a RIC under the Code for such years. To maintain our RIC tax treatment under the Code, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year. As a result of its failure to qualify as a RIC, the Company has determined that there would be no quantitative impact to the consolidated statements of assets and liabilities, the consolidated statements of operations, the consolidated statements of changes in net assets, and the consolidated statements of cash flows as of and for the years ended December 31, 2022, 2021 and 2020. See “Business – Failure to Qualify as a RIC.”

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

The Company elected to be treated as a RIC under subchapter M of the Code and the Company intended to comply with the requirements to continue to qualify annually as a RIC under the Code. As further discussed below, for the fiscal years ended December 31, 2021 and 2020, the Company failed the income source requirement under subchapter M of the Code, and thus did not qualify as a RIC under the Code for such years. The Company has determined that there would be no quantitative impact to the consolidated statements of assets and liabilities, the consolidated statements of operations, the consolidated statements of changes in net assets, and the consolidated statements of cash flows as of and for the years ended December 31, 2021 and 2020. See “Business – Failure to Qualify as a RIC” as well as “Note 9. – Income Taxes” for additional information.

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

The Company records deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Company’s Taxable Subsidiaries as well as temporary book versus tax differences generated by the Company during the years the Company did not qualify as a RIC (see “Note 9. – Income Taxes”).

As of December 31, 2021 and 2020, the Company recorded a net deferred tax asset of zero, respectively. For the years ended December 31, 2021, 2020, and 2019, the Company recorded a deferred tax benefit (provision) of zero, zero and $(0.6) million, respectively.

As of December 31, 2021 and 2020, the valuation allowance on the Company’s Taxable Subsidiaries’ net deferred tax asset was $9.9 million and $4.6 million, respectively. For the years ended December 31, 2021, 2020, and 2019, the Company’s Taxable Subsidiaries recognized an increase in the valuation allowance of $5.3 million, $1.4 million, and $2.8, respectively.

As of December 31, 2021 and 2020, the years the Company did not qualify as a RIC, the valuation allowance on the Company’s net deferred tax asset was $29.2 million and $33.3 million, respectively, excluding the Taxable Subsidiaries. For the years ended December 31, 2021 and 2020, the Company, excluding its Taxable Subsidiaries, recognized an increase (decrease) in the valuation allowance of $(4.1) million and $33.3 million, respectively. See “Note 9. – Income Taxes” for further details.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the years ended December 31, 2021 and 2020. For information regarding results of operations for the year ended December 31, 2019, see the Company’s Form 10-K for the fiscal year ended December 31, 2020, located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as filed with the SEC on March 8, 2021, which is incorporated by reference herein.

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

Operating expenses

The composition of our expenses for the years ended December 31, 2021 and 2020 was as follows (dollars in thousands):

	For the Years Ended December 31,
	2021	2020
Interest and financing expenses	$10,569	$15,144
Base management fee	4,846	6,428
Directors’ fees	410	325
Administrative service fees	1,039	1,400
General and administrative expenses	3,483	3,091

Total expenses	$20,347	$26,388

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

KeyBank Credit Facility

On October 30, 2020, CBL, a direct, wholly owned, consolidated subsidiary of the Company, entered into the KeyBank Credit Facility with the Company’s investment adviser at the time, as collateral manager, the lenders from time to time parties thereto (each a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $25.0 million as of October 30, 2020. CBL may, on any business day prior to October 28, 2022, request an increase in the aggregate principal amount from $25.0 million to $100.0 million in accordance with the terms and in the manner described in the KeyBank Credit Facility. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through October 28, 2022, unless there is an earlier termination or event of default. The KeyBank Credit Facility matures on October 28, 2023, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at one-month LIBOR plus 3.5%. As of December 31, 2021, the Company had zero outstanding and $25.0 million available under the KeyBank Credit Facility.

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

Asset Coverage Ratio

We are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150% if certain requirements are met, after such borrowing, with certain limited exceptions. The SBCA allows BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of total assets), if certain requirements are met. On November 1, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage and as a result, our asset coverage requirements for senior securities was changed from 200% to 150%, effective November 1, 2019. As of December 31, 2021, our asset coverage ratio was 184.9%. If our asset coverage ratio falls below 150% due to a decline in the fair market of our portfolio, we may be limited in our ability to raise additional debt.

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

F-
1

REPORT OF INDEPENDENT REGISTERED
PUBLIC
ACCOUNTING FIRM
To the shareholders and the Board of Directors of Logan Ridge Finance Corporation
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of Logan Ridge Finance Corporation and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2021, the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations, changes in net assets, cash flows, and financial highlights for the year ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Restatement of the 2021 Financial Statements
As discussed in the consolidated statem
ent of operations and Notes 1, 2 and 9 to the consolidated financial statements, the accompanying 2021 financial statements have been restated to correct a misstatement.
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

/s/ Deloitte & Touche LLP
New York, New York
March 14, 2022 (June 14, 2024 as to the effects of the restatement discussed in Notes 1, 2 and 9)
We have served as the Company’s auditor since 2021

F-2

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

F-3

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
Charlotte, North Carolina
March 8, 2021

F-
4

LOGAN RIDGE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	As of December 31,
	2021	2020
ASSETS

Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $ 131,829 and $ 187,744 , respectively)	$129,991	$172,848
Affiliate investments (amortized cost of $ 49,803 and $ 80,961 , respectively)	61,359	93,425
Control investments (amortized cost of $ 8,850 and $ 8,947 , respectively)	6,839	8,419

Total investments at fair value (amortized cost of $ 190,482 and $ 277,652 , respectively)	198,189	274,692
Cash and cash equivalents	39,056	49,942
Interest and dividend receivable	929	2,286
Prepaid expenses	3,358	1,077
Receivable for unsettled trades	685	—

Total assets	$242,217	$327,997

LIABILITIES
SBA-guaranteed debentures (net of deferred financing costs of zero and $ 485 , respectively)	$—	$90,515
2022 Notes (net of deferred financing costs of $ 46 and $ 846 , respectively)	22,787	71,987
2022 Convertible Notes (net of deferred financing costs of $ 167 and $ 552 , respectively)	51,921	51,536
2026 Notes (net of deferred financing costs and original issue discount of $ 1,552 and $ 0 , respectively)	48,448	—
KeyBank Credit Facility (net of deferred financing costs of $ 353 and $ 546 , respectively)	(353)	(546)
Management and incentive fees payable	1,065	3,842
Interest and financing fees payable	911	1,688
Trade settlement payable	9,265	—
Accounts payable and accrued expenses	1,144	28

Total liabilities	$135,188	$219,050

Commitments and contingencies (Note 2)
NET ASSETS
Common stock, par value $ 0.01 , 100,000,000 common shares authorized, 2,711,068 and 2,711,068 common shares issued and outstanding, respectively	$27	$27
Additional paid in capital	188,846	229,481
Total distributable loss	(81,844)	(120,561)

Total net assets	$107,029	$108,947

Total liabilities and net assets	$242,217	$327,997

Net asset value per share	$39.48	$40.19

(1)
Authorized, issued and outstanding shares of Logan Ridge Finance Corporation’s (the “Company”) common stock and net asset value per share have been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

See accompanying notes
to
consolidated financial statements.

F-
5

LOGAN RIDGE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
(in thousands, except share and per share data)

	For the Years Ended December 31 ,
	2021 (Restated) (3)	2020	2019
INVESTMENT INCOME
Interest income:
Non-control/non-affiliate investments	$10,064	$16,678	$26,550
Affiliate investments	4,368	6,580	8,068
Control investments	389	410	1,488

Total interest and fee income	14,821	23,668	36,106

Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	95	1,105	1,721
Affiliate investments	361	818	869
Control investments	—	—	372

Total payment-in-kind interest and dividend income	456	1,923	2,962

Dividend income:
Non-control/non-affiliate investments	727	—	1,345
Affiliate investments	179	25	50
Control investments	—	—	1,904

Total dividend income	906	25	3,299

Other income:
Non-control/non-affiliate investments	479	709	1,109
Affiliate investments	88	70	283
Control investments	—	—	78

Total other income	567	779	1,470

Interest income from cash and cash equivalents	4	51	198

Total investment income	16,754	26,446	44,035

EXPENSES
Interest and financing expenses	10,569	15,144	17,121
Base management fee	4,846	6,428	7,967
Incentive fees	—	—	1,497
Directors expense	410	325	380
Administrative service fees	1,039	1,400	1,400
General and administrative expenses	3,483	3,091	2,915

Expenses before incentive fee waiver	20,347	26,388	31,280
Incentive fee waiver (See Note 6)	—	—	(288)

Total expenses	20,347	26,388	30,992

NET INVESTMENT (LOSS) INCOME	(3,593)	58	13,043

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized loss on investments:
Non-control/non-affiliate investments	(10,442)	(25,016)	16,529
Affiliate investments	2,475	1,451	2,288
Control investments	—	(484)	(38,573)

Net realized loss on investments	(7,967)	(24,049)	(19,756)
Net change in unrealized appreciation (depreciation) on investments:
Non-control/non-affiliate investments	13,058	(5,509)	(16,116)
Affiliate investments	(908)	(5,543)	(2,632)
Control investments	(1,483)	(559)	(1,558)

Net change in unrealized appreciation (depreciation) on investments	10,667	(11,611)	(20,306)

Total net realized and unrealized gain (loss) on investments	2,700	(35,660)	(40,062)
Total federal tax provision (benefit), net (Note 9)	—	—	(628)

Total net realized and unrealized gain (loss) on investments, net of taxes	2,700	(35,660)	(40,690)

Net realized (loss) gain on extinguishment of debt	(1,025)	155	—

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(1,918)	$(35,447)	$(27,647)

NET DECREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC AND DILUTED (1)	$(0.71)	$(13.08)	$(10.29)
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – BASIC AND DILUTED (1)	2,711,068	2,709,169	2,686,287
DISTRIBUTIONS PAID PER SHARE (2)	$—	$1.50	$6.00

(1)
Basic and diluted shares of the Company’s common stock have been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

(2)
Dividends paid per share of the Company’s common stock have been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

(3)
The Consolidated Statement of Operations for the year ended December 31, 2021 has been restated to incorporate the financial statement line item “Total federal tax provision (benefit), net (Note 9)” which was zero. There were no changes to Total investment income, Total expenses, Total net realized and change in unrealized (loss) gain on investments, or the Net decrease in net assets resulting from operations. See Notes 1 and 9 for additional information.

See accompanying notes to consolidated financial statements.

F-
6

LOGAN RIDGE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)

	Common Stock (1)
For the Years Ended December 31, 2019, 2020 and 2021	Number of Shares	Par Value	Additional Paid in Capital (1)	Total Distributable Loss	Total
BALANCE, December 31, 2018	2,675,258	$27	$241,891	$(51,274)	$190,644
Net investment income	—	—	—	13,043	13,043
Net realized loss on investments	—	—	—	(19,756)	(19,756)
Net change in unrealized depreciation on investments	—	—	—	(20,306)	(20,306)
Tax provision	—	—	—	(628)	(628)
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	25,370	—	1,226	—	1,226
Distributions declared	—	—	—	(16,110)	(16,110)
Return of capital	—	—	(2,659)	2,659	—
Tax reclassification of stockholders’ equity	—	—	(2,437)	2,437	—

BALANCE, December 31, 2019	2,700,628	$27	$238,021	$(89,935)	$148,113
Net investment income	—	—	—	58	58
Net realized loss on investments	—	—	—	(24,049)	(24,049)
Net change in unrealized depreciation on investments	—	—	—	(11,611)	(11,611)
Net realized gain on extinguishment of debt	—	—	—	155	155
Fractional shares settled in cash as part of one-for-six reverse stock split	(13)	—	—	—	—
Distributions to Shareholders:					—
Stock issued under dividend reinvestment plan	10,453	—	334	—	334
Distributions declared	—	—	—	(4,053)	(4,053)
Return of capital	—	—	(3,398)	3,398	—
Tax reclassification of stockholders’ equity	—	—	(5,476)	5,476	—

BALANCE, December 31, 2020	2,711,068	$27	$229,481	$(120,561)	$108,947

Net investment loss	—	—	—	(3,593)	(3,593)
Net realized loss on investments	—	—	—	(7,967)	(7,967)
Net change in unrealized appreciation on investments	—	—	—	10,667	10,667
Net realized loss on extinguishment of debt	—	—	—	(1,025)	(1,025)
Tax reclassification of stockholders’ equity	—	—	(40,635)	40,635	—

BALANCE, December 31, 2021	2,711,068	$27	$188,846	$(81,844)	$107,029

(1)
Shares of the Company’s common stock and shares issued under the Company’s dividend reinvestment plan have been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

See accompanying notes to consolidated financial statements.

F-
7

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

F-
8

LOGAN RIDGE FINANCE CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(in thousands, except for units/shares)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies - 121.5%
First Lien/Senior Secured Debt - 82.5%
Accordion Partners LLC	Industrials	6.50%	L + 5.50%	1.00%	09/24/2027	$13,965	$13,736	$13,719	(12)
Accordion Partners LLC (Revolver)	Industrials	—	L + 5.50%	1.00%	09/30/2026	5,000	(71)	(68)	(13)
Accurate Background, LLC	Information Technology	7.00%	L + 6.00%	1.00%	03/26/2027	2,999	2,740	2,760
Alternative Biomedical Solutions, LLC	Healthcare	8.00%	—	—	12/18/2022	7,119	7,119	6,824
American Clinical Solutions, LLC	Healthcare	7.00%	—	—	12/31/2022	3,500	3,500	3,468
AP Core Holdings II, LLC	Information Technology	6.25%	L + 5.50%	0.75%	07/21/2027	1,234	1,217	1,236
AP Core Holdings II, LLC	Information Technology	6.25%	L + 5.50%	0.75%	07/21/2027	1,250	1,232	1,254
BigMouth, Inc.	Consumer Products	—	—	—	11/14/2021	1,513	758	623	(7)(2 5 )
Bradshaw International, Inc.	Consumer Discretionary	6.75%	L + 5.75%	1.00%	10/21/2027	506	493	493
Bradshaw International, Inc. (Revolver)	Consumer Discretionary	6.75%	L + 5.75%	1.00%	10/21/2026	200	177	177	(14)
Critical Nurse Staffing, LLC	Healthcare	7.00%	L + 6.00%	1.00%	10/30/2026	5,923	5,806	5,805	(15)
Critical Nurse Staffing, LLC (Revolver)	Healthcare	—	L + 6.00%	1.00%	10/30/2026	—	(17)	(17)	(16)
Freedom Electronics, LLC (First Out)	Electronic Machine Repair	7.00%	L + 5.00%	2.00%	12/20/2023	2,588	2,588	2,588	(26)
Freedom Electronics, LLC (Last Out)	Electronic Machine Repair	8.67%	—	—	12/20/2023	5,647	5,647	5,647	(10) (26)
HUMC Opco, LLC	Healthcare	9.00%	—	—	01/14/2022	4,673	4,673	4,619	( 2 6)
J5 Infrastructure Partners, LLC (Revolver)	Wireless Deployment Services	—	L + 6.50%	1.80%	12/20/2024	—	—	—	(17)
JO ET Holdings Limited	Information Technology	14.00%	L + 6.00%, 7.00 PIK	1.00%	12/15/2026	1,000	980	980
Jurassic Quest Holdings, LLC	Entertainment	9.50%	L + 7.50%	2.00%	05/01/2024	8,355	8,355	8,397	(26)
Keg Logistics LLC	Consumer Discretionary	7.00%	L + 6.00%	1.00%	11/23/2027	7,535	7,424	7,422
Keg Logistics LLC (Revolver)	Consumer Discretionary	7.00%	L + 6.00%	1.00%	11/23/2027	—	(13)	(13)	(18)
Lucky Bucks, LLC	Consumer Discretionary	6.25%	L + 5.50%	0.75%	07/21/2027	3,000	2,944	2,939
Marble Point Credit Management LLC	Financials	7.00%	L + 6.00%	1.00%	08/11/2028	5,801	5,651	5,656
Marble Point Credit Management LLC (Revolver)	Financials	7.00%	L + 6.00%	1.00%	08/11/2028	—	(24)	(62)	(19)
Premier Imaging, LLC	Healthcare	7.00%	L + 6.00%	1.00%	12/29/2028	2,063	2,023	2,023	(20)
Rotolo Consultants, Inc.	Industrials	9.00%	L + 8.00%	1.00%	12/21/2026	1,000	990	990
Sequoia Healthcare Management, LLC	Healthcare Management	12.80%	—	—	01/14/2022	11,935	11,935	7,002	(7)
Wealth Enhancement Group, LLC	Financials	6.75%	L + 5.75%	1.00%	10/02/2027	3,725	3,699	3,686	(21)
Wealth Enhancement Group, LLC (Revolver)	Financials	6.75%	L + 5.75%	1.00%	10/02/2027	168	166	164	(22)

Total First Lien/Senior Secured Debt							93,728	88,312

Second Lien/Senior Secured Debt - 11.9%
BLST Operating Company, LLC	Online Merchandise Retailer	10.00%	L + 8.50%	1.50%	08/28/2025	1,780	1,780	1,780	(8) (26)
Ivanti Software, Inc.	Information Technology	7.75%	L + 7.25%	0.50%	12/01/2028	7,000	6,965	7,018	(26)
Mandolin Technology Intermediate Holdings, Inc.	Information Technology	7.00%	L + 6.50%	0.50%	07/23/2029	4,000	3,971	3,980

Total Second Lien/Senior Secured Debt							12,716	12,778

Subordinated Debt - 4.7%
Tubular Textile Machinery, Inc.	Textile Equipment Manufacturer	5.00%	—	—	10/29/2027	5,050	5,050	5,050

Total Subordinated Debt							5,050	5,050

Preferred Stock and Units - 2.5%
Alternative Biomedical Solutions, LLC - Series A	Healthcare	—	—	—	—	13,811	1,275	542
Alternative Biomedical Solutions, LLC - Series B	Healthcare	—	—	—	—	48,025	3,943	—
Alternative Biomedical Solutions, LLC - Series C	Healthcare	—	—	—	—	78,900	—	—
Jurassic Quest Holdings, LLC	Entertainment	—	—	—	—	467,784	480	497	(6)
MicroHoldco, LLC	General Industrial	—	—	—	—	740,237	749	645
Taylor Precision Products, Inc. - Series C	Household Product Manufacturer	—	—	—	—	379	758	287
U.S. BioTek Laboratories, LLC - Class A	Testing Laboratories	—	—	—	—	500	540	609
U.S. BioTek Laboratories, LLC - Class D	Testing Laboratories	—	—	—	—	78	78	101

Total Preferred Stock and Units		—	—	—	—		7,823	2,681

Common Stock and Membership Units - 19.8%
Alternative Biomedical Solutions, LLC	Healthcare	—	—	—	—	20,092	800	—
Alternative Biomedical Solutions, LLC - Membership Unit Warrants	Healthcare	—	—	—	—	49,295	—	—
American Clinical Solutions, LLC - Class A	Healthcare	—	—	—	—	6,030,384	3,198	5,587	(6)
BLST Operating Company, LLC - Class A	Online Merchandise Retailer	—	—	—	—	217,013	286	4,171	(6)
Burke America Parts Group, LLC	Home Repair Parts Manufacturer	—	—	—	—	14	5	3,062	(6)
Freedom Electronics, LLC	Electronic Machine Repair	—	—	—	—	181,818	182	230
JMP CLO IV Ltd.	Financials	17.72%	—	—	07/17/2029	7,891	3,592	3,474	(24) (27)
JMP CLO V Ltd.	Financials	20.89%	—	—	07/17/2030	7,320	4,448	4,243	(24) (27)
U.S. BioTek Laboratories, LLC - Class C	Testing Laboratories	—	—	—	—	578	1	403

Total Common Stock and Membership Units							12,512	21,170

Total Investments in Non-Control, Non-Affiliate Portfolio Companies							131,829	129,991

See accompanying notes to consolidated financial statements.

F-
9

LOGAN RIDGE FINANCE CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED
DECEMBER 31, 2021
(in thousands, except for units/shares)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/ Shares (++)	Cost	Fair Value	Footnotes
Investments in Affiliated Portfolio Companies - 57.3%^
First Lien/Senior Secured Debt - 5.9%
MMI Holdings, LLC	Medical Device Distributor	12.00%	—	—	01/31/2022	2,600	2,600	2,600
RAM Payment, LLC (First Out)	Financial Services	6.50%	L + 5.00%	1.50%	01/04/2024	998	998	998	(26)
RAM Payment, LLC (Last Out)	Financial Services	9.86%	—	—	01/04/2024	2,706	2,706	2,706	(10) (26)

Total First Lien/Senior Secured Debt							6,304	6,304

Second Lien/Senior Secured Debt - 16.3%
Eastport Holdings, LLC	Business Services	13.50%	L + 13.00%	0.50%	04/30/2022	16,500	16,451	16,500	( 2 6)
MMI Holdings, LLC	Medical Device Distributor	6.00%	—	—	01/31/2022	400	388	400
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	15.00%	—	—	09/12/2023	3	3	3	(9)
V12 Holdings, Inc.	Data Processing & Digital Marketing	—	—	—	—	509	490	509	(11)

Total Second Lien/Senior Secured Debt							17,332	17,412

Preferred Stock and Units - 10.1%
GA Communications, Inc. - Series A-1	Advertising & Marketing Services	—	—	—	—	1,998	3,477	4,394
LJS Partners, LLC	QSR Franchisor	—	—	—	—	202,336	437	843
MMI Holdings, LLC	Medical Device Distributor	6.00 % PIK	—	—	—	1,000	1,786	1,898	(23)
RAM Payment, LLC	Financial Services	8.00 % PIK	—	—	—	86,000	1,066	3,726	(23)

Total Preferred Stock and Units							6,766	10,861

Common Stock and Membership Units - 25.0%
Burgaflex Holdings, LLC - Class A	Automobile Part Manufacturer	—	—	—	—	1,253,198	1,504	1,193
Burgaflex Holdings, LLC - Class B	Automobile Part Manufacturer	—	—	—	—	1,085,073	362	1,528
Eastport Holdings, LLC	Business Services	—	—	—	—	—	3,263	16,319
GA Communications, Inc. - Series B-1	Advertising & Marketing Services	—	—	—	—	200,000	2	185
LJS Partners, LLC	QSR Franchisor	—	—	—	—	2,593,234	1,224	7,164
MMI Holdings, LLC	Medical Device Distributor	—	—	—	—	45	—	63
Nth Degree Investment Group, LLC	Business Services	—	—	—	—	6,088,000	6,088	—
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	—	—	—	—	15,068,000	6,958	330

Total Common Stock and Membership Units							19,401	26,782

Total Investments in Affiliated Portfolio Companies^							49,803	61,359

Investments in Controlled Portfolio Companies - 6.4%^^
First Lien/Senior Secured Debt - 3.4%
Vology, Inc.	Information Technology	10.50%	L + 8.50%	2.00%	03/31/2022	3,635	3,635	3,635

Total First Lien/Senior Secured Debt							3,635	3,635

Preferred Stock and Units - 3.0%
Vology, Inc. - Class A	Information Technology	—	—	—	—	9,041,810	5,215	3,204

Total Preferred Stock and Units							5,215	3,204

Total Investments in Controlled Portfolio Companies^^							8,850	6,839

Total Investments - 185.2%							$190,482	$198,189

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

(+)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to either LIBOR (“L”) or alternate base rate (commonly known as the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, or 1 month L rates. As of December 31, 2021, rates for the 12 month, 6 month, 3 month, 2 month and 1 month L are
0.58
%,
0.34
%,
0.21
%,
0.15
% and
0.10
%, respectively. As of December 31, 2021, P was
3.25
%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2021.

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

F-
10

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

(25)
The Company is in liquidation. The fair value represents Management’s estimate of future expected proceeds on the term loan, which Management believes approximates the exit price. The Company received a cash payment of $
0.5
million during the fourth quarter of 2021, which reduced the cost basis of the term loan.

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

F-1
1

LOGAN RIDGE FINANCE CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(in thousands, except for units/shares)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies - 158.7%
First Lien/Senior Secured Debt - 117.0%
3 Bridge Solutions, LLC	IT Consulting	13.00%	—	—	12/4/2022	$12,083	$12,083	$12,083
Alternative Biomedical Solutions, LLC	Healthcare	8.00%	—	—	12/18/2022	7,119	7,119	7,119
American Clinical Solutions, LLC	Healthcare	7.00%	—	—	12/31/2022	3,500	3,500	3,474
American Clinical Solutions, LLC	Healthcare	7.00%	—	—	6/30/2021	250	250	250	(6)
AmeriMark Direct, LLC	Consumer Products	14.00%	1.3 % PIK	—	9/8/2021	14,705	14,649	14,649
BigMouth, Inc.	Consumer Products	9.00%	L + 8.5%	0.50%	11/14/2021	1,866	1,268	1,000	(7)
Chicken Soup for the Soul, LLC	Multi-platform media and consumer products	10.00%	L + 8.5%	1.50%	2/22/2022	13,000	13,000	13,000	(6)
Chief Fire Intermediate, Inc.	Security System Services	8.60%	L + 7.0%	1.60%	11/8/2024	8,100	8,100	5,344	(7)
CIS Secure Computing, Inc.	Government Services	9.50%	L + 8.5%, 1.0 % PIK	1.00%	9/14/2022	8,322	8,322	8,322
Currency Capital, LLC	Financial Services	12.5%	L + 12.0%, 4.0 % PIK	0.50%	7/20/2021	16,500	16,172	3,750	(6) (7) (10)
Freedom Electronics, LLC	Electronic Machine Repair	7.00%	L + 5.0%	2.00%	12/20/2023	2,691	2,691	2,691
Freedom Electronics, LLC	Electronic Machine Repair	8.70%	—	—	12/20/2023	5,870	5,870	5,870	(11) (12)
HUMC Opco, LLC	Healthcare	9.00%	—	—	1/11/2021	5,000	5,000	5,000	(6)
J5 Infrastructure Partners, LLC	Wireless Deployment Services	8.30%	L + 6.5%	1.80%	12/20/2024	—	—	—	(13)
J5 Infrastructure Partners, LLC	Wireless Deployment Services	8.30%	L + 6.5%	1.80%	12/20/2024	6,948	6,948	6,948
Jurassic Quest Holdings, LLC	Entertainment	9.50%	L + 7.5%	2.00%	5/1/2024	9,665	9,665	9,665
Rapid Fire Protection, Inc.	Security System Services	5.50%	L + 3.8%	1.70%	11/22/2024	621	621	621	(15)
Rapid Fire Protection, Inc.	Security System Services	8.90%	—	—	11/22/2024	7,234	7,234	7,234	(11) (16)
Seitel, Inc.	Data Services	9.30%	L + 8.3%, 2.0 % PIK	1.00%	3/15/2023	4,662	4,662	3,856
Sequoia Healthcare Management, LLC	Healthcare Management	12.80%	—	—	1/11/2021	11,935	11,935	10,673	(6) (7)
U.S. BioTek Laboratories, LLC	Testing Laboratories	7.00%	L + 5.0%	2.00%	12/14/2023	1,450	1,450	1,450
U.S. BioTek Laboratories, LLC	Testing Laboratories	9.30%	—	—	12/14/2023	4,511	4,511	4,511	(11) (12)

Total First Lien/Senior Secured Debt							145,050	127,510

Second Lien/Senior Secured Debt - 19.6%
BLST Operating Company, LLC	Online Merchandise Retailer	10.00%	L + 8.5%	1.50%	8/28/2025	1,953	1,953	1,953	(8)
Corporate Visions, Inc.	Sales & Marketing Services	11.00%	—	—	11/29/2021	19,425	19,425	19,425	(9)

Total Second Lien/Senior Secured Debt							21,378	21,378

Preferred Stock and Units - 7.2%
3 Bridge Solutions, LLC	IT Consulting	—	—	—	—	965	1,090	1,116
Alternative Biomedical Solutions, LLC - Series A	Healthcare	—	—	—	—	13,275	1,275	1,327
Alternative Biomedical Solutions, LLC - Series B	Healthcare	—	—	—	—	46,160	3,943	2,898
Alternative Biomedical Solutions, LLC - Series C	Healthcare	—	—	—	—	78,900	—	—
Chief Fire Intermediate, Inc.- Series C	Security System Services	—	—	—	—	34,740	913	—
Currency Capital, LLC - Class A	Financial Services	—	—	—	—	2,000,000	2,000	—	(10)
Jurassic Quest Holdings, LLC	Entertainment	—	—	—	—	467,784	480	576
MicroHoldco, LLC	General Industrial	—	—	—	—	838,042	838	670
Taylor Precision Products, Inc. - Series C	Household Product Manufacturer	—	—	—	—	379	758	758
U.S. BioTek Laboratories, LLC - Class A	Testing Laboratories	—	—	—	—	500	540	401
U.S. BioTek Laboratories, LLC - Class D	Testing Laboratories	—	—	—	—	78	78	87

Total Preferred Stock and Units							11,915	7,833

Common Stock and Membership Units - 14.8%
3 Bridge Solutions, LLC	IT Consulting	—	—	—	—	39,000	10	—
Alternative Biomedical Solutions, LLC	Healthcare	—	—	—	—	20,092	800	—
American Clinical Solutions, LLC - Class A	Healthcare	—	—	—	—	6,030,384	3,198	3,831
BLST Operating Company, LLC - Class A	Online Merchandise Retailer	—	—	—	—	217,013	286	300
Burke America Parts Group, LLC	Home Repair Parts Manufacturer	—	—	—	—	14	5	2,461
Chief Fire Intermediate, Inc. - Class B	Security System Services	—	—	—	—	3,510	—	—
CIS Secure Computing, Inc.	Government Services	—	—	—	—	46,163	1,000	3,059
Corporate Visions, Inc.	Sales & Marketing Services	—	—	—	—	15,750	1,575	1,522
Freedom Electronics, LLC	Electronic Machine Repair	—	—	—	—	181,818	182	198
Rapid Fire Protection, Inc.	Security System Services	—	—	—	—	363	500	1,528
U.S. BioTek Laboratories, LLC - Class C	Testing Laboratories	—	—	—	—	578	1	—
U.S. Well Services, Inc. - Class A	Oil & Gas Services	—	—	—	—	1,202,499	1,244	493	(17)
Xirgo Technologies, LLC	Information Technology	—	—	—	—	600,000	600	2,735

Total Common Stock and Membership Units							9,401	16,127

Total Investments in Non-Control, Non-Affiliate Portfolio Companies							187,744	172,848

See accompanying notes to consolidated financial statements.

F-1
2

LOGAN RIDGE FINANCE CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED
DECEMBER 31, 2020
(in thousands, except for units/shares)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/ Shares (++)	Cost	Fair Value	Footnotes
Investments in Affiliated Portfolio Companies - 85.8%^
First Lien/Senior Secured Debt - 33.2%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	12.00%	3.0 % PIK	—	3/23/2021	13,597	13,597	13,597
MMI Holdings, LLC	Medical Device Distributor	12.00%	—	—	9/30/2021	2,600	2,600	2,600	(6)
Navis Holdings, Inc.	Textile Equipment Manufacturer	9.00%	2.0 % PIK	—	6/30/2023	11,031	11,031	10,882	(6)
RAM Payment, LLC	Financial Services	6.50%	L + 5.0%	1.50%	1/4/2024	2,451	2,451	2,451
RAM Payment, LLC	Financial Services	9.80%	—	—	1/4/2024	6,646	6,646	6,646	(11)

Total First Lien/Senior Secured Debt							36,325	36,176

Second Lien/Senior Secured Debt - 16.4%
Eastport Holdings, LLC	Business Services	13.50%	L + 13.0%	0.50%	12/29/2021	16,500	16,329	16,500	(6)
MMI Holdings, LLC	Medical Device Distributor	6.00%	—	—	9/30/2021	400	388	400	(6)
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	—	15.0 % PIK	—	9/12/2023	453	441	441
V12 Holdings, Inc.	Data Processing & Digital Marketing	—	—	—	11/21/2016		490	490	(14)

Total Second Lien/Senior Secured Debt							17,648	17,831

Preferred Stock and Units - 9.6%
GA Communications, Inc. - Series A-1	Advertising & Marketing Services	—	—	—	—	1,998	3,477	4,066
LJS Partners, LLC	QSR Franchisor	—	—	—	—	189,044	437	756
MMI Holdings, LLC	Medical Device Distributor	6.0 % PIK	—	—	—	1,000	1,676	1,815	(18)
Navis Holdings, Inc. - Class A	Textile Equipment Manufacturer	—	—	—	—	1,000	1,000	986
RAM Payment, LLC	Financial Services	8.0 % PIK	—	—	—	86,000	997	2,874	(18)

Total Preferred Stock and Units							7,587	10,497

Common Stock and Membership Units - 26.5%
Alternative Biomedical Solutions, LLC	Healthcare	—	—	—	—	49,295	—	—
- Membership Unit Warrants
Burgaflex Holdings, LLC - Class B	Automobile Part Manufacturer	—	—	—	—	1,085,073	362	1,338
Burgaflex Holdings, LLC - Class A	Automobile Part Manufacturer	—	—	—	—	1,253,198	1,504	—
City Gear, LLC - Membership Unit Warrants	Footwear Retail	—	—	—	—		—	2,011	(14)
Eastport Holdings, LLC	Business Services	—	—	—	—		3,263	20,294
GA Communications, Inc. - Series B-1	Advertising & Marketing Services	—	—	—	—	200,000	2	146
LJS Partners, LLC	QSR Franchisor	—	—	—	—	2,593,234	1,224	3,951
MMI Holdings, LLC	Medical Device Distributor	—	—	—	—	45	—	204
Navis Holdings, Inc.	Textile Equipment Manufacturer	—	—	—	—	60,000	—	—
Nth Degree Investment Group, LLC	Business Services	—	—	—	—	6,088,000	6,088	—
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	—	—	—	—	15,068,000	6,958	977

Total Common Stock and Membership Units							19,401	28,921

Total Investments in Affiliated Portfolio Companies^							80,961	93,425

Investments in Controlled Portfolio Companies - 7.7%^^
First Lien/Senior Secured Debt - 3.4%
Vology, Inc.	Information Technology	10.50%	L + 8.5%	2.00%	12/31/2021	3,732	3,732	3,732

Total First Lien/Senior Secured Debt							3,732	3,732

Preferred Stock and Units - 4.3%
Vology, Inc. - Class A	Information Technology	—	—	—	—	9,041,810	5,215	4,687

Total Preferred Stock and Units							5,215	4,687

Common Stock and Membership Units - 0.0%
Vology, Inc.	Information Technology	—	—	—	—	5,363,982	—	—

Total Common Stock and Membership Units							—	—

Total Investments in Controlled Portfolio Companies^^							8,947	8,419

Total Investments - 252.1%							$277,652	$274,692

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

(+)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to either LIBOR (“L”) or alternate base rate (commonly known as the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, or 1 month L rates. As of December 31, 2020, rates for the 12 month, 6 month, 3 month, 2 month and 1 month L are 0.34%, 0.26%, 0.24%, 0.19% and 0.14%, respectively. As of December 31, 2020, P was
3.25
%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2020.

(++)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.
(1)	All investments valued using unobservable inputs (Level 3), unless otherwise noted.
(2)	All investments valued by Logan Ridge Finance Corporation’s (the “Company”) board of directors.
(3)	All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.
(4)	Percentages are based on net assets of $ 108,947 as of December 31, 2020.
(5)
The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

(6)	The maturity date of the original investment has been extended.
(7)	Non-accrual investment.
(8)	1.0% of interest payable in cash. 9.0 % of interest payable in cash or paid-in-kind at borrower’s election.
(9)	9.0% of interest payable in cash. 2.0 % of interest payable in cash or paid-in-kind at borrower’s election.
(10)
Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least
70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2020,
1.1
% of the Company’s total assets were non-qualifying assets.

See accompanying notes to consolidated financial statements.

F-1
3

LOGAN RIDGE FINANCE CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED
DECEMBER 31, 2020
(in thousands, except for units/shares)

(1 1 )	The cash rate equals the approximate current yield on our last-out portion of the unitranche facility.
(1 2 )	The investment has a $ 1.0 million unfunded commitment.
(1 3 )	The investment has a $ 3.5 million unfunded commitment.
(14)	The investment has been exited or sold. The residual value reflects estimated earnout, escrow, or other proceeds expected post-closing.
(15)	The investment has a $ 3.0 million unfunded commitment.
(1 6 )	The investment has a $ 1.3 million unfunded commitment.
(17)	Investment is valued using observable inputs (Level 1). The stock of the company is traded on the NASDAQ Capital Market under the ticker “USWS.”
(18)	The equity investment is income producing, based on rate disclosed.
See accompanying notes to consolidated financial statements.

F-1
4

LOGAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Note 1. Organization (Restated)
Logan Ridge Finance Corporation (the “Company”, “we”, “us”, and “our”) is an externally managed non-diversified closed-end management investment company incorporated in Maryland that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company commenced operations on May 24, 2013 and completed its initial public offering (“IPO”) on September 30, 2013. The Company is managed by Mount Logan Management LLC (the “Investment Advisor”), an investment adviser that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and BC Partners Management LLC (the “Administrator”) provides the administrative services necessary for the Company to operate. For U.S. federal income tax purposes, the Company previously elected to be treated, and intended to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As previously disclosed in the Company’s December 31, 2023 financial statements filed on Form 10-K and further discussed below, for the fiscal years ended December 31, 2021 and 2020, the Company failed the income source requirement under subchapter M of the Code, and thus did not qualify as a RIC under the Code for such years. The Company determined that there was no quantitative impact to the consolidated statements of assets and liabilities, the consolidated statements of operations, the consolidated statements of changes in net assets, or the consolidated statements of cash flows as of and for the years ended December 31, 2021 and 2020 as a result of this change, and thus the Company included disclosure in its financial statements for these periods in the Company’s December 31, 2023 annual report filed on Form 10-K to reflect the Company’s tax status as a Corporation under subchapter C of the Code (a “C-Corporation” or “Regular Corporation”) during the years ending 2021 and 2020. As a C-Corporation, the Company is taxed at the regular corporate U.S. federal income tax rate on the Company taxable income, if any. See “Note 2. – Summary of Significant Accounting Policies,” and “Note 9. – Income Taxes” for additional information.
These financial statements have been restated and reissued to reflect the Company’s tax status as a C-Corporation, consistent with the disclosures previously provided in the Company’s December 31, 2023 annual report filed on Form 10-K.
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

F-1
5

LOGAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
Note 2. Summary of Significant Accounting Policies (Restated)
Basis of Presentation
The Company is considered an investment company as defined in Accounting Standards Codification (“ASC”) Topic 946—Financial Services—Investment Companies (“ASC 946”). The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, including Fund II, Fund III, CBL, and the Taxable Subsidiaries.
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
In accordance with ASC Topic 280 -
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

F-1
6

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

F-1
7

LOGAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
Loan Sales
The Company follows the guidance in ASC Topic 860 -
Transfers and Servicing
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

F-1
8

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
Income Taxes (Restated)
The Company previously elected to be treated for U.S. federal income tax purposes and intended to comply with the requirements to qualify annually as a RIC under subchapter M of the Code and, among other things, intended to make the requisite distributions to its stockholders which would relieve the Company from U.S. federal income taxes. However, as further discussed below, for the fiscal years ended December 31, 2021 and 2020, the Company failed the income source requirement under subchapter M of the Code, and thus did not qualify as a RIC under the Code for such years. Accordingly, these financial statements have been restated to reflect the Company’s loss of RIC status under the Code. The Company has determined that there was no quantitative impact to the consolidated statements of assets and liabilities, the consolidated statements of operations, the consolidated statements of changes in net assets, or the consolidated statements of cash flows as of and for the years ended December 31, 2021 and 2020. See “Note 9. – Income Taxes” for additional information.
In order to qualify as a RIC, among other requirements, the Company is required to timely distribute to its stockholders at least
90.0
%
of its investment company taxable income, as defined by the Code, for each fiscal tax year. As a RIC, the Company would have been subject to a nondeductible U.S. federal excise tax of

4.0
% on undistributed income if it does not distribute at least
98.0
% of its ordinary income in any calendar year and
98.2
% of its capital gain net income for each
one
-year period ending on October
31
.
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

The Company records deferred tax assets or liabilities related to temporary book versus tax differences on taxable income or loss generated by the underlying equity investments held by the Company’s Taxable Subsidiaries as well as temporary book versus tax differences generated by the Company during the years the Company did not qualify as a RIC (see “Note 9. – Income Taxes”).
As of December 31, 2021 and 2020, the Company recorded a net deferred tax asset of zero, respectively.
 For the years ended December 31, 2021, 2020, and 2019, the Company recorded a deferred tax benefit (provision) of zero
,
zero
and $
(0.6
) million,
respectively.

As of December 31, 2021 and 2020, the valuation allowance on the Company’s Taxable Subsidiaries’ net deferred tax asset was

$
9.9
million and $
4.6
million, respectively. For the years ended December 31, 2021, 2020, and 2019, the Company’s Taxable Subsidiaries recognized an increase in the valuation allowance of $
5.3
million, $
1.4
million, and $
2.8

million, respectively.
As of December 31, 2021 and 2020, the years the Company did not qualify as a RIC, the valuation allowance on the Company’s net deferred tax asset was $
29.2 million and $
33.3 million, respectively, excluding the Taxable Subsidiaries. For the years ended December 31, 2021 and 2020, the Company, excluding its Taxable Subsidiaries, recognized an increase (decrease) in the valuation allowance of $
(4.1) million and $
33.3
million, respectively. See “Note 9. – Income Taxes” for further details.
In accordance with certain applicable U.S. Treasury regulations and guidance issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive its entire distribution in either cash or stock of the RIC, subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least
20.0
% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. For income tax purposes, the Company has paid distributions on its shares of common stock from ordinary income in the amount of zero
, $
0.7
million, and $
13.4
million during the tax years ended December 31, 2021, 2020, and 2019, respectively. For income tax purposes, the Company has paid distributions on its shares of common stock that were accounted for as a return of capital in the amount of zero
, $
3.4
million, and $
2.7
millio
n
for the tax years ended December 31, 2021, 2020, and 2019, respectively.
ASC Topic 740 - Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of December 31, 2021 and 2020, there were no uncertain tax positions.
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

9

LOGAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

F-
20

LOGAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
As of December 31
, 2021
, the Company’s Board approved the fair value of the Company’s investment portfolio of approximately $
198.2
million in good faith in accordance with the Company’s valuation procedures. The Company’s Board approved the fair value of the Company’s investment portfolio as of December 31, 2021 with input from third-party valuation firms and the Investment Advisor based on information known or knowable as of the valuation date, including trailing and forward looking data.
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
Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2 - Valuations based on inputs other than quoted prices in active markets, which are either directly or indirectly observable.

•	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the Board that is consistent with ASC 820 (see Note 2). Consistent with the Company’s valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading, in determining fair value.

F-2
1

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

F-2
2

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
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and (liabilities) as of December 31, 2021 were as follows:

	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range of Input (WeightedAverage) (2)
First lien debt	$2.5	Market	Broker/Dealer Quote	N/A
First lien debt	88.1	Income	Required Rate of Return	6.2% – 14.6% (7.4%)
First lien debt	7.6	Enterprise Market Value and Asset (1)	Revenue Multiple	0.3x
Second lien debt	29.8	Income and Asset (1)	Required Rate of Return	1.2% – 11.5% (9.7%)
Second lien debt	0.4	Enterprise Market Value	Revenue Multiple	4.7x
Subordinated debt	5.1	Income	Required Rate of Return	5.0%
Equity	53.2	Enterprise Market Value and Asset (1)	EBITDA Multiple	1.9x – 10.0x (6.4x)
Equity	3.7	Enterprise Market Value and Asset (1)	Revenue Multiple	0.4x – 0.7x (0.4x)
Equity	7.7	Income	Required Rate of Return	17.4x – 20.4x (19.1x)

	$198.2

(1)	$0.6 million in first lien debt, less than $0.1 million in second lien debt, and $0.6 million in equity and warrants were valued using the asset approach.
(2)	The weighted averages disclosed in the table above were weighted by their relative fair value.

F-2
3

LOGAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2020 were as follows:

	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range (Weighted Average) (2)
First lien debt	$139.1	Income	Required Rate of Return	6.9% – 15.0% (10.5%)
First lien debt	28.3	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple	4.0x – 4.0x (4.0x)
			Revenue Multiple	0.2x – 4.8x (2.0x)
Second lien debt	39.2	Income and Asset (1)	Required Rate of Return	6.0% – 13.5% (12.0%)
Equity and warrants	67.6	Enterprise Value Waterfall and Asset (1)	EBITDA Multiple	6.0x – 21.0x (9.5x)
			Revenue Multiple	0.2x – 1.3x (0.8x)

	$274.2

(1)	$4.8 million in first lien debt, $0.9 million in second lien debt, and $4.4 million in equity and warrants were valued using the asset approach.
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

F-2
4

LOGAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Below is CSLF II’s schedule of investments as of December 31, 2019 (dollars in
thousands):

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost	Fair Value
Investments at Fair Value
Freedom Electronics, LLC	Electronic Machine Repair	First Lien Debt (7.0% Cash (1 month LIBOR + 5.0%, 2.0% Floor), Due 12/20/23)	$5,445	$5,445	$5,445
Installs, LLC	Logistics	First Lien Debt (5.8% Cash (1 month LIBOR + 4.0%, 1.8% Floor), Due 6/20/23)	7,443	7,443	7,443
RAM Payment, LLC	Financial Services	First Lien Debt (6.7% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	6,653	6,653	6,653
Rapid Fire Protection, Inc.(1)	Security System Services	First Lien Debt (5.5% Cash (1 month LIBOR + 3.8%, 1.8% Floor), Due 11/22/24)	4,400	4,400	4,400
U.S. BioTek Laboratories, LLC	Testing Laboratories	First Lien Debt (7.0% Cash (3 month LIBOR + 5.0%, 2.0% Floor), Due 12/14/23)	4,455	4,455	4,455

TOTAL INVESTMENTS			$28,396	$28,396	$28,396

(1)	The investment has a $3.0 million unfunded commitment.
Below is the statement of assets and liabilities for CSLF II as of December 31, 2019 (dollars in thousands):

December 31 , 2019
ASSETS
Investments at fair value (amortized cost of $28,396)	$28,396
Cash and cash equivalents	704
Interest receivable	151
Other assets	7

Total assets	$29,258

LIABILITIES
Credit facility (net of deferred financing costs of $621)	$12,079
Interest and financing fees payable	113
Accounts payable	27

Total liabilities	$12,219

NET ASSETS
Members’ capital	$17,039

Total net assets	$17,039

Below are the statements of operations for CSLF II (dollars in thousands):

	For the Year Ended December 31 , 2020	For the Year Ended December 31 , 2019
INVESTMENT INCOME
Interest income	$650	$1,372
Fee income	5	175

Total investment income	$655	$1,547

EXPENSES
Interest and financing expenses	$1,135	$151
General and administrative expenses	164	176

Total expenses	$1,299	$327

NET INVESTMENT (LOSS) INCOME	$(644)	$1,220

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(644)	$1,220

F-2
5

LOGAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Note 5
. Transactions With Affiliated Companies
During the year ended December 31, 2021, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2020 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2021 Fair Value
Affiliate investments
Burgaflex Holdings, LLC	First Lien Debt ( 12.0 % Cash, 3.0 % PIK, Due 3/23/21 )	$—	$152	$13,597	$—	$(13,597)	$—	$—	$—
Burgaflex Holdings, LLC	Common Stock Class B ( 1,085,073 shares)	—	—	1,338	—	—	—	190	1,528
Burgaflex Holdings, LLC	Common Stock Class A ( 1,253,198 shares)	—	—	—	—	—	—	1,193	1,193

			152	14,935	—	(13,597)	—	1,383	2,721

City Gear, LLC	Membership Unit Warrants		—	2,011	—	(2,215)	2,215	(2,011)	—

			—	2,011	—	(2,215)	2,215	(2,011)	—

Eastport Holdings, LLC	Second Lien Debt ( 13.5 % Cash (3 month LIBOR + 13.0%, 0.5 % Floor ), Due 4/30/22 )	16,500	2,402	16,500	123	—	—	(123)	16,500
Eastport Holdings, LLC	Membership Units ( 22.9 % ownership)	—	—	20,294	—	—	—	(3,975)	16,319

			2,402	36,794	123	—	—	(4,098)	32,819

GA Communications, Inc.	Series A-1 Preferred Stock ( 1,998 shares)	—	—	4,066	—	—	—	328	4,394
GA Communications, Inc.	Series B-1 Common Stock ( 200,000 shares)	—	—	146	—	—	—	39	185

			—	4,212	—	—	—	367	4,579

LJS Partners, LLC	Preferred Units ( 202,336 units)	—	—	756	—	—	—	87	843
LJS Partners, LLC	Common Membership Units ( 2,593,234 units)	—	24	3,951	—	—	—	3,213	7,164

			24	4,707	—	—	—	3,300	8,007

MMI Holdings, LLC	First Lien Debt ( 12.0 % Cash, Due 1/31/22 )	2,600	316	2,600	—	—	—	—	2,600
MMI Holdings, LLC	Second Lien Debt ( 6.0 % Cash, Due 1/31/22 )	400	24	400	—	—	—	—	400
MMI Holdings, LLC (5)	Preferred Units ( 1,000 units, 6.0 % PIK Dividend)	—	110	1,815	110	—	—	(27)	1,898
MMI Holdings, LLC	Common Membership Units ( 45 units)	—	—	204	—	—	—	(141)	63

			450	5,019	110	—	—	(168)	4,961

Navis Holdings, Inc.	First Lien Debt ( 9.0 % Cash, 2.0 % PIK, Due 6/30/23 )	—	993	10,882	181	(11,212)	—	149	—
Navis Holdings, Inc.	Class A Preferred Stock ( 1,000 shares)	—	100	986	—	(1,000)	—	14	—
Navis Holdings, Inc.	Common Stock ( 60,000 shares)	—	—	—	—	(260)	260	—	—

			1,093	11,868	181	(12,472)	260	163	—

Nth Degree Investment Group, LLC	Membership Units ( 6,088,000 Units)	—	—	—	—	—	—	—	—

			—	—	—	—	—	—	—

RAM Payment, LLC	First Lien Debt ( 6.5 % Cash (1 month LIBOR + 5.0%), 1.5 % Floor ), Due 1/4/24 )	998	126	2,451	—	(1,455)	—	2	998
RAM Payment, LLC	First Lien Debt ( 9.8 % Cash, Due 1/4/24 )	2,706	517	6,646	—	(3,939)	—	(1)	2,706
RAM Payment, LLC (5)	Preferred Units ( 86,000 units, 8.0 % PIK Dividend)	—	124	2,874	69	—	—	783	3,726

			767	11,971	69	(5,394)	—	784	7,430

Sierra Hamilton Holdings Corporation	Second Lien Debt ( 15.0%, Due 9/12/23 )	3	108	441	12	(450)	—	—	3
Sierra Hamilton Holdings Corporation	Common Stock ( 15,068,000 shares)	—	—	977	—	—	—	(647)	330

			108	1,418	12	(450)	—	(647)	333

V12 Holdings, Inc.	Second Lien Debt	—	—	490	—	—	—	19	509

			—	490	—	—	—	19	509

Total Affiliate investments			$4,996	$93,425	$495	$(34,128)	$2,475	$(908)	$61,359

Control investments
Vology, Inc.	First Lien Debt ( 10.5 % Cash (1 month LIBOR + 8.5%, 2.0 % Floor ), Due 3/31/22 )	$3,586	$389	$3,732	$—	$(97)	$—	$—	3,635
Vology, Inc.	Class A Preferred Units ( 9,041,810 Units)	—	—	4,687	—	—	—	(1,483)	3,204
Vology, Inc.	Membership Units ( 5,363,982 Units)	—	—	—	—	—	—	—	—

Total Control investments			$389	$8,419	$—	$(97)	$—	$(1,483)	$6,839

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

F-2
6

LOGAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

During the year ended December 31, 2020, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2019 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/ (Loss)	Unrealized Appreciation (Depreciation)	December 31, 2020 Fair Value
Affiliate investments
Burgaflex Holdings, LLC	First Lien Debt (12.0% Cash, 3.0% PIK, Due 3/23/21)	$13,597	$1,707	$14,421	$427	$(1,250)	$—	$(1)	$13,597
Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)		—	635	—	—	—	703	1,338
Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)		—	—	—	—	—	—	—

			1,707	15,056	427	(1,250)	—	702	14,935

City Gear, LLC	Membership Unit Warrants		—	3,326	—	(1,341)	1,341	(1,315)	2,011

			—	3,326	—	(1,341)	1,341	(1,315)	2,011

Eastport Holdings, LLC	Second Lien Debt (13.5% Cash (3 month LIBOR + 13.0%, 0.5% Floor), Due 12/29/21)	16,500	2,498	16,500	173	—	—	(173)	16,500
Eastport Holdings, LLC	Membership Units (22.9% ownership)		—	17,822	—	—	—	2,472	20,294

			2,498	34,322	173	—	—	2,299	36,794

GA Communications, Inc.	Series A-1 Preferred Stock (1,998 shares)		—	3,761	—	—	—	305	4,066
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)		—	501	—	—	—	(355)	146

			—	4,262	—	—	—	(50)	4,212

LJS Partners, LLC	Preferred Units (189,044 units)		—	372	145	—	—	239	756
LJS Partners, LLC	Common Membership Units (2,593,234 units)		—	1,509	—	—	—	2,442	3,951

			—	1,881	145	—	—	2,681	4,707

MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 9/30/21)	2,600	290	2,600	—	—	—	—	2,600
MMI Holdings, LLC	Second Lien Debt (6.0% Cash, Due 9/30/21)	400	21	400	—	—	—	—	400
MMI Holdings, LLC (5)	Preferred Units (1,000 units, 6.0% PIK Dividend)		—	1,710	104	—	—	1	1,815
MMI Holdings, LLC	Common Membership Units (45 units)		—	194	—	—	—	10	204

			311	4,904	104	—	—	11	5,019

Navis Holdings, Inc.	First Lien Debt (9.0% Cash, 2.0% PIK, Due 6/30/23)	11,031	1,084	10,100	1,875	(944)	—	(149)	10,882
Navis Holdings, Inc.	Class A Preferred Stock (1,000 shares)		25	1,000	—	—	—	(14)	986
Navis Holdings, Inc.	Common Stock (60,000 shares)		—	464	—	—	—	(464)	—

			1,109	11,564	1,875	(944)	—	(627)	11,868

Nth Degree Investment Group, LLC	Membership Units (6,088,000 Units)		—	6,088	—	—	—	(6,088)	—

			—	6,088	—	—	—	(6,088)	—

RAM Payment, LLC	First Lien Debt (6.5% Cash (1 month LIBOR + 5.0%, 1.5% Floor), Due 1/4/24)	2,451	113	—	3,069	(618)	—	—	2,451
RAM Payment, LLC	First Lien Debt (9.8% Cash, Due 1/4/24)	6,646	832	9,019	—	(2,372)	—	(1)	6,646
RAM Payment, LLC (5)	Preferred Units (86,000 units, 8.0% PIK Dividend)		—	1,725	69	—	—	1,080	2,874

			945	10,744	3,138	(2,990)	—	1,079	11,971

Sierra Hamilton Holdings Corporation	Second Lien Debt (15.0% PIK, Due 9/12/23)	453	105	748	116	(423)	—	—	441
Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)		—	5,160	—	—	—	(4,183)	977

			105	5,908	116	(423)	—	(4,183)	1,418

V12 Holdings, Inc.	Second Lien Debt	—	—	708	—	(276)	110	(52)	490

			—	708	—	(276)	110	(52)	490

Total Affiliate investments			$6,675	$98,763	$5,978	$(7,224)	$1,451	$(5,543)	$93,425

Control investments
Capitala Senior Loan Fund II, LLC	Second Lien Debt (7.0% Cash (1 month LIBOR + 6.0%), Due 9/3/24)	$—	$—	$—	$—	$—	$—	$—	$—
Capitala Senior Loan Fund II, LLC	Membership Units (80.0% ownership)		—	13,631	—	(13,116)	(484)	(31)	—

			—	13,631	—	(13,116)	(484)	(31)	—

Vology, Inc.	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 12/31/21)	3,732	410	3,877	—	(145)	—	—	3,732
Vology, Inc.	Class A Preferred Units (9,041,810 Units)		—	5,215	—	—	—	(528)	4,687
Vology, Inc.	Membership Units (5,363,982 Units)		—	—	—	—	—	—	—
Total Control investments			$410	$9,092	$—	$(145)	$—	$(528)	$8,419

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

F-2
7

LOGAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

F-2
8

LOGAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

For the years ended December 31, 2021, 2020 and 2019, the Company incurred $
4.8
million, $
6.4
million and $
8.0
million in base management fees, respectively
, under the Investment Advisory Agreement and the Prior Investment Advisory Agreement.
The Company incurred
zero
,
zero
, and $
1.5
million in incentive fees related to pre-incentive fee net investment income for the years ended December 31, 2021, 2020, and 2019, respectively. For the years ended December 31, 2021, 2020 and 2019, our Investment Advisor waived incentive fees of zero
,
zero
, and $
0.3
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
Note 7. Related Party Transactions
As of December 31, 2021 and 2020, the Company had $
1.1
million and $
3.8
million, respectively, of management and incentive fees payable to the
i
nvestment
advisor
. These amounts are reflected in the accompanying consolidated statements of assets and liabilities under the caption “Management and incentive fees payable.”
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

9

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

F-
30

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

F-3
1

LOGAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

KeyBank Credit Facility
On
October 30, 2020
,
Capitala Business Lending, LLC (“CBL”), a direct
, wholly owned, consolidated subsidiary of the Company, entered into a senior secured revolving credit agreement (the “KeyBank Credit Facility”), with the
Company’s investment advisor at the time
, as collateral manager, the lenders from time to time parties thereto (each a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $
25.0
million as of October 30, 2020. CBL may, on any business day prior to October 28, 2022, request an increase in the aggregate principal amount from $
25.0
million to $
100.0
million in accordance with the terms and in the manner described in the KeyBank Credit Facility.
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

3.5
%, subject to a minimum interest rate of
4.25
%. The Company will also pay an unused commitment fee at a rate of
1.75
% per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility. As of December 31, 2021 and December 31, 2020, there were no
outstanding draws on the KeyBank Credit Facility. The KeyBank Credit Facility is secured by the investments and other assets held by CBL, the Company’s wholly owned subsidiary. The KeyBank Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2021 and 2020
, assets pledged to secure the KeyBank Credit Facility had a fair value of $
57.7
million
 and $57.6 million, respectively
.
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
Note 9. Income Taxes (Restated)
The Company previously elected to be treated for U.S. federal income tax purposes as a RIC under subchapter M of the Code. As a RIC, the Company is not taxed on any investment company taxable income or capital gains which it distributes to stockholders. As further discussed below, for the fiscal years ended December 31, 2021 and 2020, the Company failed the income source requirement under subchapter M of the Code, and thus did not qualify as a RIC under the Code for such years. These financial statements have been restated to reflect the Company’s status as a C-Corporation. As a C-Corporation, the Company is taxed at the regular corporate U.S. federal income tax rate on the Company taxable income, if any.
Distributions from net investment income, distributions from net realized capital gains, and distributions classified as return of capital are determined in accordance with U.S. federal tax regulations, which may differ from amounts in accordance with U.S. GAAP and those differences could be material.

F-3
2

LOGAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Permanent differences between taxable income and net investment income for financial reporting purposes are reclassified among the capital accounts in the financial statements to reflect their tax character. During the years ended December 31, 2021, December 31, 2020, and December 31, 2019, the Company reclassified for book purposes amounts arising from permanent differences in the book and tax basis of partnership investments sold, sales relating to defaulted bond accruals, and book and tax differences in the character of distributions paid. Such reclassifications are reported in “Tax reclassifications of stockholders’ equity” in accordance with generally accepted accounting principles and “Distributions — Return of Capital” in the statements of changes in net assets for the years ended December 31, 2021, 2020 and 2019, respectively.
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

Capital losses in excess of capital gains earned in a tax year may generally be carried forward by a C-Corporation for up to
5
 years and used to offset taxes that would otherwise be payable on capital gains, subject to certain limitations. As of December 31, 2021, the Company has a net capital loss carry forward of $
105.3
million, of which $
100.3
million is expiring in 2025 and $
5.0
million is expiring in 2026.
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

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital or a combination thereof. The tax character of distributions paid for the tax periods ended December 31, 2021, December 31, 2020, and December 31, 2019 (dollars in thousands):

	Tax Year Ended December 31,
	2021	2020	2019
Ordinary income	$—	$655	$13,451
Return of capital	—	3,398	2,659

Total	$—	$4,053	$16,110

For U.S. federal income tax purposes, as of December 31, 2021, the aggregate net unrealized appreciation for all securities was $
3.6
million. As of December 31, 2021, gross unrealized appreciation was $
38.6
million and gross unrealized depreciation was $
(35.0
) million. The aggregate cost of securities for U.S. federal income tax purposes was $
194.6
million as of December 31, 2021. For U.S. federal income tax purposes, as of December 31, 2020, the aggregate net unrealized depreciation for all securities was $
(23.4
) million. As of December 31, 2020, gross unrealized appreciation was $
14.3
million and gross unrealized depreciation was $
(37.7
) million. The aggregate cost of securities for U.S. federal income tax purposes was $
298.1
million as of December 31, 2020.
For the tax years ended December
31, 2022, 2021 and 2020, the Company filed its tax returns as a RIC. However, in March 2024, the Company determined that information received from a portfolio company held in prior fiscal years and sold in 2022 was inaccurate, and, as a result, the Company did not satisfy the income source requirement under subchapter M of the Code for the fiscal years ended December 31, 2022, 2021, and 2020. Accordingly, the Company did not qualify as a RIC under the Code for the fiscal years ended December 31, 2022, 2021 and 2020, and thus the Company is subject to U.S. federal income tax on all of its taxable income at regular corporate rates for these periods. Based on the assessment that the Company did not qualify as a RIC for the fiscal years ended December 31, 2022, 2021 and 2020, the Company calculated its provision for income tax as a
C-Corporation
for such fiscal years in the restated tabular disclosures that follow. Given the operations of the Company for that period, the Company has determined no income tax or capital gains taxes would be due and payable for those periods, had the Company claimed status as a
C-Corporation
and filed returns as such. Thus, the Company has determined that there was no quantitative impact to the consolidated statements of assets and liabilities, the consolidated statements of operations, the consolidated statements of changes in net assets, or the consolidated statements of cash flows as of and for the years ended December 31, 2021 and 2020, as illustrated in the following disclosures which the Company prepared as a
C-Corporation
during the period. The Company requalified as a RIC in 2023 and did not have a net unrealized gain on its portfolio as of the first day of the fiscal year the Company requalified as a RIC that would be subject to tax if recognized within the subsequent five years.
Deferred U.S. federal income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and U.S. federal income tax purposes. The following tables have been restated such that they present the components of deferred tax assets (liabilities) as of December 31, 2021 and 2020 based on the Company’s tax status as a
C-Corporation,
excluding its Taxable Subsidiaries (dollars in thousands):

	As of December 31,
	2021 (Restated) (1)	2020 (Restated) (1)
Deferred tax assets:
Net operating loss carryforwards	$4,015	$2,912
Capital loss carryforwards	25,452	24,247
Other deferred tax assets	—	6,108
Less valuation allowance	(29,244)	(33,267)

Total deferred tax assets	223	—

Deferred tax liabilities:
Net unrealized depreciation on investments	223	—
Total deferred tax liabilities	223	—

Net deferred tax asset	$—	$—

(1)
The Company, excluding its Taxable Subsidiaries, previously did not have, or report in its financial statements, any deferred tax assets and/or liabilities on the basis that it believed it qualified as a RIC under the Code and thus would not be subject to income taxes on its taxable income that the Company distributed timely to shareholders in accordance with Subchapter M of the Code. Accordingly, the restated deferred tax assets and liabilities presented above also represent the corresponding impact of restating the Company’s financial statements to reflect the Company’s tax status as a
C-Corporation
(the “Restatement Adjustments”).

As of December 31, 2021 and 2020, the valuation allowance on the restated deferred tax assets of the Company, excluding its Taxable Subsidiaries, was $
29.2 million and $
33.3
 million, respectively, which represents the tax effect of net operating losses and capital losses that we do not believe we will realize through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.
Total income tax expense (benefit) for the Company, excluding its Taxable Subsidiaries, which has been restated to reflect its tax status as a
C-Corporation,
differs from the amount computed by applying the federal statutory income tax rate of
21
% to net investment income (loss) and net realized and unrealized appreciation (depreciation) on investments for the years ended December 31, 2021 and 2020, as follows (dollars in thousands):

	For the Years ended December 31,
	2021 (Restated) (1)	2020 (Restated) (1)
Tax (benefit) expense at statutory rates	$(403)	$(7,444)
State income tax (benefit) expense, net of federal benefit	(61)	(1,120)
Other adjustments	(1,603)	3,823
Change in valuation allowance	2,067	4,741

Total tax provision (benefit), net	$—	$—

(1)
The Company, excluding its Taxable Subsidiaries, previously did not have, or report in its financial statements, income tax expense (benefit) on its taxable income on the basis that it believed it qualified as a RIC under the Code and thus would not be subject to income taxes on its taxable income that the Company distributed timely to shareholders in accordance with Subchapter M of the Code. Accordingly, the restated balances presented in the table above also represent the corresponding impact of the Restatement Adjustments.

For the years ended December 31, 2021 and 2020, the components of the Company’s tax provision (benefit), excluding its Taxable Subsidiaries, which has been restated to reflect its tax status as a
C-Corporation
during the respective periods, include the following:

	For the Years Ended December 31,
	2021	2020
Current tax provision (benefit)
Federal	$—	$—
State	—	—

Total current tax provision (benefit), net	$—	$—

	2021 (Restated) (1)	2020 (Restated) (1)
Deferred tax provision (benefit)
Federal	$(2,005)	$(3,620)
State	(302)	(545)
Less valuation allowance	2,307	4,165

Total deferred tax provision (benefit), net	$—	$—

(1)
The Company, excluding its Taxable Subsidiaries, previously did not have, or report in its financial statements, a deferred tax provision (benefit) on the basis that it believed it qualified as a RIC under the Code and thus would not be subject to income taxes on its taxable income that the Company distributed timely to shareholders in accordance with Subchapter M of the Code. Accordingly, the restated balances presented in the table above also represent the corresponding impact of the Restatement Adjustments.

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

F-3
3

LOGAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Components of deferred tax assets (liabilities) for the Taxable Subsidiaries as of December 31, 2021 and 2020 are as follows (dollars in thousands):

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

At December 31, 2021 and December 31, 2020, the valuation allowance on deferred tax assets of the Taxable Subsidiaries wa
s
 $
2.4
million and $
4.6

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
Total income tax expense (benefit) for the Taxable Subsidiaries differs from the amount computed by applying the federal statutory income tax rate of

21
% to net investment loss and net realized and unrealized appreciation (depreciation) on investments for the years ended December 31, 2021, 2020, and 2019, are as follows (dollars in thousands):

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

For the years ended December 31, 2021, 2020 and 2019, the components of the Taxable Subsidiaries’ tax provision (benefit) include the following:

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

F-3
4

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
The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share resulting from operations for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands, except share and per share data):

	For the years ended December 31,
	2021	2020	2019
Net decrease in net assets resulting from operations	$(1,918)	$(35,447)	$(27,647)
Weighted average common stock outstanding – basic and diluted (1)	2,711,068	2,709,169	2,686,287
Net decrease in net assets per share resulting from operations	$(0.71)	$(13.08)	$(10.29)

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

Date Declared	Record Date	Payment Date	Amount Per Share (1)	Cash Distribution	DRIP Shares Issued (1)	DRIP Share Value
January 2, 2020	January 24, 2020	January 30, 2020	$0.50	$1,231	2,432	$119
January 2, 2020	February 20, 2020	February 27, 2020	0.50	1,229	2,760	122
January 2, 2020	March 23, 2020	March 30, 2020	0.50	1,259	5,261	93

Total Distributions Declared and Distributed for 2020			$1.50	$3,719	10,453	$334

Date Declared	Record Date	Payment Date	Amount Per Share (1)	Cash Distribution	DRIP Shares Issued (1)	DRIP Share Value
January 2, 2019	January 24, 2019	January 30, 2019	$0.50	$1,256	1,712	$81
January 2, 2019	February 20, 2019	February 27, 2019	0.50	1,253	1,762	85
January 2, 2019	March 21, 2019	March 28, 2019	0.50	1,250	1,959	89
April 1, 2019	April 22, 2019	April 29, 2019	0.50	1,246	1,913	94
April 1, 2019	May 23, 2019	May 30, 2019	0.50	1,243	1,930	97
April 1, 2019	June 20, 2019	June 27, 2019	0.50	1,238	1,958	104
July 1, 2019	July 23, 2019	July 30, 2019	0.50	1,237	1,953	106
July 1, 2019	August 22, 2019	August 29, 2019	0.50	1,231	2,680	113
July 1, 2019	September 20, 2019	September 27, 2019	0.50	1,231	2,388	114
October 1, 2019	October 22, 2019	October 29, 2019	0.50	1,231	2,413	115
October 1, 2019	November 22, 2019	November 29, 2019	0.50	1,234	2,346	113
October 1, 2019	December 23, 2019	December 30, 2019	0.50	1,234	2,356	115

Total Distributions Declared and Distributed for 2019			$6.00	$14,884	25,370	$1,226

(1)	Shares and amount per share have been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

F-3
5

LOGAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Note 14. Financial Highlights and Senior Securities
The following is a schedule of financial highlights and senior securities for the years ended December 31, 2021, 2020, 2019, 2018, and 2017 (dollars in thousands, except share and per share data, unless otherwise noted):

	For the years ended December 31,
	2021	2020	2019	2018	2017
Per share data (1) :
Net asset value at beginning of year	$40.19	$54.84	$71.26	$83.46	$94.75
Net investment (loss) income (2)	(1.32)	0.02	4.86	6.01	5.86
Net realized (loss) on investments (2)	(2.94)	(8.88)	(7.35)	(13.06)	(9.13)
Net unrealized appreciation (depreciation) on investments (2)	3.93	(4.29)	(7.56)	(2.23)	2.66
Net unrealized appreciation (depreciation) on Written Call Option (2)	—	—	—	2.55	(1.54)
Tax benefit (provision) (2)	—	—	(0.23)	0.72	(0.49)
Net realized (loss) gain on extinguishment of debt (2)	(0.38)	0.06	—	—	—
Distributions – return of capital (3)	—	(1.26)	(0.99)	—	—
Distributions – net investment income (3)	—	(0.24)	(5.01)	(6.00)	(8.52)
Other (4)	—	(0.06)	(0.14)	(0.19)	(0)

Net asset value at end of year	$39.48	$40.19	$54.84	$71.26	$83.46

Net assets at end of period	$107,029	$108,947	$148,113	$190,644	$221,887
Shares outstanding at end of period	2,711,068	2,711,068	2,700,628	2,675,258	2,658,539
Per share market value at end of period	$22.99	$14.41	$52.38	$43.02	$43.68
Total return based on market value (4)	59.54%	(71.10)%	37.75%	12.14%	(35.68)%
Ratio/Supplemental data:
Ratio of net investment (loss) income to average net assets	(3.20)%	0.05%	7.85%	7.60%	6.54%
Ratio of incentive fee, net of incentive fee waiver, to average net assets (5)	—	—	0.73%	0.12%	0.15%
Ratio of interest and financing expenses to average net assets	9.42%	13.23%	10.30%	8.20%	7.94%
Ratio of tax (benefit) provision to average net assets	—	—	0.38%	(0.91)%	0.54%
Ratio of other operating expenses to average net assets	8.71%	9.82%	7.62%	6.52%	6.90%
Ratio of total expenses including tax provision, net of fee waivers, to average net assets (5)	18.12%	23.05%	19.03%	13.93%	15.53%
Portfolio turnover rate (6)	38.73%	6.90%	19.18%	22.69%	16.34%
Average debt outstanding (7)	$167,102	$256,673	$290,073	$302,420	$325,314
Average debt outstanding per common share	$61.64	$94.68	$107.41	$113.04	$122.37

	For the years ended December 31,
	2021	2020	2019	2018	2017
Total Debt Outstanding:
KeyBank Credit Facility	$—	$—	$—	$—	$—
ING Credit Facility	$—	$—	$—	$10,000	$9,000
SBA-guaranteed debentures	$—	$91,000	$150,000	$165,700	$170,700
2022 Notes	$22,833	$72,833	$75,000	$75,000	$75,000
2022 Convertible Notes	$52,088	$52,088	$52,088	$52,088	$52,088
2026 Notes	$50,000	$—	$—	$—	$—
Asset coverage per unit (8) :
KeyBank Credit Facility	$1,849	$1,872	N/A	N/A	N/A
ING Credit Facility	N/A	N/A	$2,165	$2,391	$2,630
SBA-guaranteed debentures	N/A	N/A	N/A	N/A	N/A
2022 Notes	$1,849	$1,872	$2,165	$2,391	$2,630
2022 Convertible Notes	$1,849	$1,872	$2,165	$2,391	$2,630
2026 Notes	$1,849	N/A	N/A	N/A	N/A
Involuntary liquidation preference per unit (9) :
KeyBank Credit Facility	—	—	—	—	—
ING Credit Facility	—	—	—	—	—
SBA-guaranteed debentures	—	—	—	—	—
2022 Notes	—	—	—	—	—
2022 Convertible Notes	—	—	—	—	—
2026 Notes	—	—	—	—	—
Average market value per unit (10) :
KeyBank Credit Facility	N/A	N/A	N/A	N/A	N/A
ING Credit Facility	N/A	N/A	N/A	N/A	N/A
SBA-guaranteed debentures	N/A	N/A	N/A	N/A	N/A
2022 Notes	$1,002	$867	$1,000	$996	$1,014
2022 Convertible Notes	$1,005	$856	$994	$984	$1,001
2026 Notes	N/A	N/A	N/A	N/A	N/A

(1)	Shares and per share data have been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.
(2)	Based on daily weighted average balance of shares of the Company’s common stock outstanding during the period.

F-3
6

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

Note 15. Selected Quarterly Financial Data (Unaudited)

	For the quarter ended
(Dollars in thousands, except per share data)	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total investment income	$3,411	$3,373	$5,044	$4,926
Net investment (loss) income	$(1,333)	$(1,510)	$34	$(783)
Net (decrease) increase in net assets resulting from operations	$(3,232)	$(3,486)	$(7,554)	$12,354
Net investment (loss) income per share (1)	$(0.48)	$(0.56)	$0.01	$(0.29)
Net (decrease) increase in net assets resulting from operations per share (1)	$(1.19)	$(1.29)	$(2.79)	$4.56
Net asset value per share at end of period (1)	$39.48	$40.67	$41.96	$44.74

	For the quarter ended
(Dollars in thousands, except per share data)	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total investment income	$5,679	$6,694	$6,999	$7,074
Net investment (loss) income	$(62)	$742	$(609)	$(13)
Net increase (decrease) in net assets resulting from operations	$538	$3,355	$3,100	$(42,440)
Net investment (loss) income per share (1)	$(0.02)	$0.27	$(0.22)	$—
Net increase (decrease) in net assets resulting from operations per share (1)	$0.20	$1.24	$1.14	$(15.70)
Net asset value per share at end of period (1)	$40.19	$39.99	$38.75	$37.61

(1)	Shares and amount per share have been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.
Note 16. Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

7

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

In connection with the restatement of our financial statements as of and for the years ended December 31, 2022 and 2021 and the filing of this Form 10-K/A due to the identification, in March of 2024, of a material weakness in our internal controls over financial reporting related to our failure to satisfy the requirements to maintain our special tax status as a RIC for the years ended December 31, 2020, December 31, 2021 and December 31, 2022, we, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021 (the end of the period covered by this report). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that, due to a material weakness in the Company’s internal control over financial reporting, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Accordingly, this Form 10-K/A amends the conclusion in the our Original Filing, which indicated that our disclosure controls and procedures were effective, based on the evaluation conducted prior to the discovery of the material weakness. Notably, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives.

Notwithstanding the material weakness, management believes that our consolidated financial statements included in this Form 10-K/A are presented fairly, in all material respects, for the years ended December 31, 2021 and 2020. We have begun the process of, and are focused on, further enhancing effective internal control measures to improve our internal control over financial reporting and to remediate the identified material weakness.

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

(b) Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. Our internal control system is a process designed to provide reasonable assurance to our management and the Board regarding the preparation and fair presentation of published financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Although at the time of its initial assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021, based on management’s re-assessment after discovering the aforementioned material weakness, management determined that the Company’s internal control over financial reporting was not effective as of December 31, 2021, and that the we did not maintain effective internal control over financial reporting due to the material weakness described herein.

As described above, a material weakness was identified in our internal control over financial reporting. As a result of the material weakness, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements included in this Form 10-K/A did not result in any material misstatements for the periods presented. If the material weakness is not remediated, there is a possibility it could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that these control deficiencies constitute a material weakness.

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

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting given that the circumstances that led to the restatement described herein had not yet been identified and the associated remedial efforts were not yet implemented.

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

a. The following documents are filed as part of this Annual Report on Form 10-K:

The following consolidated financial statements are set forth in Item 8:

b. Exhibits

Exhibit Number	Description of Document

3.1	Articles of Amendment and Restatement(1)

3.2	Articles of Amendment(9)

3.3	Certificate of Limited Partnership of CapitalSouth Partners Fund II Limited Partnership(2)

3.4	Certificate of Limited Partnership of CapitalSouth Fund III, L.P. (f/k/a CapitalSouth Partners SBIC Fund III, L.P.)(2)

3.5	Bylaws(1)

3.6	Form of Amended and Restated Limited Partnership Agreement of CapitalSouth Partners Fund II Limited Partnership(3)

3.7	Form of Amended and Restated Agreement of Limited Partnership of CapitalSouth Fund III, L.P. (f/k/a CapitalSouth Partners SBIC Fund III, L.P.)(3)

4.1	Form of Common Stock Certificate(1)

4.2	Form of Base Indenture(4)

4.3	Form of Second Supplemental Indenture relating to the 6.00% notes due 2022, by and between the Registrant and U.S. Bank National Association, as trustee, including the form of Global Note(6)

4.4	Form of the Third Supplemental Indenture relating to the 5.75% convertible notes due 2022, by and between the Registrant and U.S. Bank National Association, as trustee, including the form of Global Note(7)

4.5	Form of Fourth Supplemental Indenture relating to the 5.25% notes due 2026, by and between the Registrant and U.S. Bank National Association, as trustee, including the form of Global Note(8)

4.6	Description of Securities(11)

10.1	Form of Dividend Reinvestment Plan(1)

10.2	Form of Investment Advisory Agreement by and between Registrant and Mount Logan Management, LLC(5)

10.3	Form of Custodian Agreement(1)

10.4	Form of Administration Agreement by and between Registrant and BC Partners Management LLC.(5)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.6	Registration Rights Agreement, dated as of October 29, 2021, by and among the Company and the Purchasers (as defined therein)(8)

10.7	Fee Waiver Agreement, dated as of July 1, 2021, between Logan Ridge Finance Corporation and Mount Logan Management LLC(5)

10.8	Form of Revolving Credit and Security Agreement, dated as of October 30, 2020, among Capitala Business Lending, LLC, as the borrower, Capitala Investment Advisors, LLC, as the collateral manager, the lenders from to time to time parties thereto, KeyBank National Association, as the administrative agent, and U.S. Bank National Association, as the custodian(10)

14.1	Code of Ethics(12)

21.1	List of Subsidiaries(12)

23.1	Consent of Independent Registered Public Accounting Firm(12)

23.2	Consent of the Former Independent Registered Public Accounting Firm(12)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SHC	Inline XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith)

(1)	Previously filed in connection with the Pre-Effective Amendment No. 1 to Logan Ridge Finance Corporation’s registration statement on Form N-2 (File No. 333-188956) filed on September 9, 2013.
(2)	Previously filed in connection with Pre-Effective Amendment No. 2 to Logan Ridge Finance Corporation’s registration statement on Form N-2 (File No. 333-188956) filed on September 16, 2013.
(3)	Previously filed in connection with Pre-Effective Amendment No. 5 to Logan Ridge Finance Corporation’s registration statement on Form N-2 (File No. 333-188956) filed on September 24, 2013.
(4)	Previously filed in connection with Pre-Effective Amendment No. 2 to Logan Ridge Finance Corporation’s registration statement on Form N-2 (File No. 333-193374) filed on May 21, 2014.
(5)	Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 8-K filed on July 1, 2021.
(6)	Previously filed in connection with Post-Effective Amendment No. 5 to Logan Ridge Finance Corporation’s registration statement on Form N-2 (File No. 333-204582) filed on May 16, 2017.
(7)	Previously filed in connection with Post-Effective Amendment No. 6 to Logan Ridge Finance Corporation’s registration statement on Form N-2 (File No. 333-204582) filed on May 26, 2017.
(8)	Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 8-K filed on November 1, 2021.
(9)	Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 8-K filed on August 4, 2020.
(10)	Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 8-K filed on November 3, 2020.
(11)	Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 10-K filed on March 2, 2020.
(12)	Previously filed in connection with Logan Ridge Finance Corporation’s annual report on Form 10-K filed on March 14, 2022.

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

Logan Ridge Finance Corporation

Date: June 14, 2024	By	/s/ Ted Goldthorpe
Ted Goldthorpe
Chief Executive Officer and President
(Principal Executive Officer)

Date: June 14, 2024	By	/s/ Brandon Satoren
Brandon Satoren
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)