Form 10-K/A
period 2022-12-31
Logan Ridge Finance Corp.
filed 2024-06-14
CIK 1571329

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
(
212)
891-2880
(Registrant’s Telephone Number, Including Area Code)
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No
☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $
42.8
million based on the number of shares held by non-affiliates of the registrant as of June 30, 2022, which was the last business day of the registrant’s most recently completed second fiscal quarter. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.
The number of shares of Logan Ridge Finance Corporation’s common stock, $0.01 par value, outstanding as of March 3, 2023 was
2,711,068
.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of
Stockholders
to be held in 2023 are incorporated by reference in Part III of this Form 10-K.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 of Logan Ridge Finance Corporation (the “Company”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 9, 2023 (the “Original Filing”). The purpose of this Form 10-K/A is to restate our financial statements as of and for the year ended December 31, 2022, and related disclosure, as detailed below.
No attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the Original Filing except as required to reflect the effects of the restatement. Except as otherwise indicated herein, this Form 10-K/A does not reflect events occurring after the date of the Original Filing or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the Original Filing. For the convenience of the reader, this Form 10-K/A presents the Original Report in its entirety, subject to the changes described below. The following items have been amended and restated as a result of the restatement:

•	Cover Page

•	Part I - Item 1 - Business

•	Part I - Item 1A – Risk Factors

•	Part II - Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II - Item 8 – Consolidated Financial Statements and Supplementary Data

•	Part II - Item 9A – Controls and Procedures

•	Part IV – Item 15(b) – Exhibits

•	Signature Page
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
Subsequent to filing the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which disclosed this change in tax status as well as its impact on the prior year financial statements for the relevant years, and following discussions with the accounting staff in the Division of Investment Management of the Securities and Exchange Commission (“SEC”), management made a recommendation to the Company’s Board of Directors to restate and reissue the Company’s 2022 and 2021 audited financial statements, to incorporate the disclosures included in the Company’s 2023 audited financial statements regarding the Company not satisfying the requirements to qualify as a RIC under the Code in 2022, 2021 and 2020 and to include related revisions to the Company’s Annual Reports on Form 10-K for the years ended December 31, 2022 and 2021.
On June 10, 2024, the Board of Directors of the Company, upon recommendation of the Audit Committee and based on discussion with management, determined that the Company’s audited financial statements as of and for the fiscal years ended December 31, 2022 and 2021 should no longer be relied upon due to the Company not qualifying as a RIC during these periods, and that such financial statements should be restated to include disclosure regarding the Company’s loss of RIC status during such periods, substantially similar to the disclosure previously included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. All material restatement information has been included in our Annual Report for the year ended December 31, 2023, this Form 10-K/A, and the amendment to our Annual Report on Form 10-K for the year ended December 31, 2021 (collectively, the “Corrected Filings”); accordingly, with respect to RIC status and the material weakness, investors and others should rely only on the financial information and other disclosures regarding the periods described above in the Corrected Filings and in future filings with the SEC, as applicable, and should not rely on any previously issued or filed reports, press releases, corporate presentations or similar communications relating to the affected periods.
In connection with the restatement, management has re-evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2022. As a result of that assessment, management has concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2022, due to a material weakness in our internal control over financial reporting. See Part II, Item 9A, “Controls and Procedures.”

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

PART I

In this Annual Report on Form 10-K, except as otherwise indicated, the terms:

•	“we,” “us,” “our,” “Logan Ridge” and the “Company” refer to Logan Ridge Finance Corporation, together with its consolidated subsidiaries;

•	The “Investment Adviser”, “Adviser” and “Mount Logan” refer to Mount Logan Management LLC, our investment adviser; and

•	The “Administrator” refers to BC Partners Management LLC, our administrator and an affiliate of BC Partners.

ITEM 1.	BUSINESS

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

With over $40 billion in assets under management and offices in London, Paris, Hamburg, and New York, the BC Partners organization is comprised of a private equity platform (“BC Partners Private Equity”), a credit platform (“BC Partners Credit”), and a real estate platform (“BC Partners Real Estate”). All three platforms operate as integrated businesses within the overall BC Partners organization. Founded in 1986, BC Partners grew and evolved with the development of the European private equity market, consistently maintaining its position as one of the leading buyout firms in the region. It subsequently expanded investment operations to North America to support larger transactions operating more globally and established a successful investment platform for buyouts of businesses based in the United States and around the world. BC Partners expanded its strategic offering by establishing a credit platform in 2017 and a real estate platform in 2018. BC Partners has a 35-year investing track record across a variety of geographies and sectors. Throughout its investment history, BC Partners has built strong and longstanding relationships with global institutional investors.

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

The following individuals (the “LRFC Portfolio Managers”) have senior responsibility for the management of our investment portfolio: Ted Goldthorpe, Matthias Ederer, Henry Wang, Raymond Svider and Patrick Schafer. Mr. Schafer is Logan Ridge’s Chief Investment Officer and has primary responsibility for the day-to-day implementation and management of Logan Ridge’s investment portfolio.

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

(investment income - (management fee + other expenses)) = 0.55%

Pre-incentive net investment income does not exceed hurdle rate, therefore there is no incentive fee.

Alternative 2:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.90%

Hurdle rate(1) = 2.00%

Management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

Pre-incentive fee net investment income

(investment income - (management fee + other expenses)) = 2.20%

Incentive fee	= 100% × pre-incentive fee net investment income, subject to the “catch-up”(4)

= 100% × (2.20% – 2.00%)

= 0.20%

Pre-incentive fee net investment income exceeds the hurdle rate, but does not fully satisfy the “catch-up” provision, therefore the income related portion of the incentive fee is 0.20%.

Alternative 3:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.50%

Hurdle rate(1) = 2.00%

Management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses)) = 2.80%

Incentive fee	= 20% × pre-incentive fee net investment income, subject to “catch-up”(4)

Incentive fee	= 100% × “catch-up” + (20% × (pre-incentive fee net investment income – 2.50%))

Catch-up	= 2.50% – 2.00%

= 0.50%

Incentive fee	= (100% × 0.50%) + (20% × (2.80% – 2.50%))

= 0.50% + (20% × 0.30%)

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

Duration and Termination

On July 1, 2021, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser, which was approved by the Company’s stockholders on May 27, 2021. Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect until July 1, 2023, a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by the Board or by a majority of our outstanding voting securities, including, in either case, by a majority of our directors who are not “interested persons” as such term is defined in Section 2(a)(19) of the 1940 Act (“Independent Directors”). The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may also be terminated by either party without penalty upon not less than 60 days’ written notice to the other party. See “Risk Factors—Risks Relating to Our Business and Structure—Our Investment Adviser has the right to resign on 60 days’ notice and we may not be able to find a suitable replacement within such time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

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

Organization of the Investment Adviser

The Investment Adviser is a Delaware limited liability company. The principal executive offices of the Investment Adviser are located at 650 Madison Avenue, 3rd Floor, New York, New York 10022.

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

We believe that certain of our competitors may make first lien and second lien loans with interest rates and returns that will be comparable to or lower than the rates and returns that we will target. Therefore, we will not seek to compete solely on the interest rates and returns that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see “Risk Factors—Risks Relating to Our Business and Structure—We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.”

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

We are generally not permitted to issue and sell shares of our common stock at a price below net asset value per share. See “Risk Factors—Risks Relating to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.” We may, however, sell shares of our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve our policy and practice of making such sales. In any such case, under such circumstances, the price at which shares of our common stock is to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such common stock. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

We will be periodically examined by the SEC for compliance with the 1940 Act.

As a BDC, we are subject to certain risks and uncertainties. See “Risk Factors—Risks Relating to Our Business and Structure.”

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

SENIOR SECURITIES

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, if certain requirements are met, immediately after each such issuance. On June 10, 2014, we received an exemptive order from the SEC granting relief from the asset coverage requirements for certain indebtedness issued by Fund II and Fund III as SBICs. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our gross assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors—Risks Relating to Our Business and Structure.”

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

AVAILABLE INFORMATION

Our corporate headquarters are located at 650 Madison Avenue, 3rd Floor, New York, New York 10022. We maintain a website located at www.loganridgefinance.com and our phone number is (212) 891-2880. We make available free of charge on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practical after we file such material with, or furnish to, the SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and you should not consider information contained on our website to be part of this Annual Report on Form 10-K or any other report we file with the SEC.

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

For example, the 2010 sovereign debt financial crisis in Europe and the 2011 downgrade of the U.S. credit rating by Standard & Poor’s had negative impacts on the global economy and may have adversely impacted the operations of BDCs such as the Company.

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

In March 2024, we identified a material weakness in our internal controls over financial reporting related to our failure to satisfy the requirements to maintain our special tax status as a RIC for the years ended December 31, 2020, 2021 and 2022, and management has determined that, as of December 31, 2022, we did not maintain effective internal control over financial reporting. This material weakness and our remediation efforts are described in “Controls and Procedures.” Although management does not believe the misstatements are material to any of the impacted financial statements, we cannot assure you that we will adequately remediate the material weakness or that additional material weaknesses in our internal controls will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. Such misstatements have resulted in the restatement of the financial statements included in this Annual Report and misstatements could result in future restatements of our financial statements, cause us to fail to meet our reporting obligations in addition to stock exchange listing requirements, investors may lose confidence in our reported financial information, our stock price may decline as a result, and we could be subject to litigation or regulatory enforcement actions.

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

Our investments may include original issue discount instruments and contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent original issue discount or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•

the higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;

•

original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;

•

an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our gross assets and, as such, increases the Investment Adviser’s future base management fees which, thus, increases the Investment Adviser’s future income incentive fees at a compounding rate;

•

market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;

•	the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;

•	even if the conditions for income accrual under U.S. GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;

•

for accounting purposes, cash distributions to investors representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;

•

the required recognition of original issue discount or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to be subject to tax as a RIC; and

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

Unrealized appreciation on derivatives, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for tax purposes. This can result in increased taxable income whereby we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and pay a 4% excise tax. In such cases we could still rely upon the “spillback provisions” to maintain RIC tax treatment (if we requalify as a RIC). We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

Further, we may elect to accrue market discount with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, if we requalify as a RIC, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

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

Our corporate headquarters are located at 650 Madison Avenue, 3rd Floor, New York, New York 10022, and are provided by our Administrator in accordance with the terms of the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

Fiscal Year Ended	NAV Per Share(1)	Sales Price		Premium or (Discount) of High Sales Price to NAV(2)	Premium or (Discount) of Low Sales Price to NAV(2)	Declared Distributions Per Share(3)
		High	Low
December 31, 2023
First Quarter (through March 3, 2023)	*	$24.50	$21.62	*	*	$—
December 31, 2022
Fourth Quarter	$35.04	$22.75	$17.61	(35.1)%	(49.7)%	$—
Third Quarter	$36.21	$21.04	$14.85	(41.9)%	(59.0)%	$—
Second Quarter	$37.31	$23.05	$14.43	(38.2)%	(61.3)%	$—
First Quarter	$39.16	$26.48	$21.63	(32.4)%	(44.8)%	$—
December 31, 2021
Fourth Quarter	$39.48	$26.50	$20.95	(32.9)%	(46.9)%	$—
Third Quarter	$40.67	$28.90	$24.50	(28.9)%	(39.8)%	$—
Second Quarter	$41.96	$26.77	$15.22	(36.2)%	(63.7)%	$—
First Quarter	$44.74	$17.24	$14.04	(61.5)%	(68.6)%	$—

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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	N/A	(1)
Offering expenses borne by us (as a percentage of offering price)	N/A	(2)
Dividend reinvestment plan fees (per sales transaction fee)	$15.00	(3)
Total stockholder transaction expenses (as a percentage of offering price)	0.00%
Annual expenses (as a percentage of net assets attributable to common stock):
Base management fee	3.80	%(4)
Incentive fees payable from Net Investment Income	0.00	%(5)
Incentive fee payable from Capital Gains	0.00	%(5)
Interest payments on borrowed funds	8.03	%(6)
Other expenses	4.34	%(7)
Acquired fund fees and expenses	0.05	%(8)
Total stockholder transaction expenses (as a percentage of offering price)	16.22	%(9)

(1)	In the event that any shares are sold to or through underwriters, a prospectus supplement will disclose the applicable sales load.
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

Overview

We are a Maryland corporation that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We are managed by Mount Logan Management LLC (the “Investment Adviser” or the “Adviser”), and BC Partners Management LLC (the “Administrator”) provides the administrative services necessary for us to operate.

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

The Company elected to be treated as a RIC under subchapter M of the Code and the Company intended to comply with the requirements to continue to qualify annually as a RIC under the Code. As further discussed below, for the fiscal years ended December 31, 2022, 2021 and 2020, the Company failed the income source requirement under subchapter M of the Code, and thus did not qualify as a RIC under the Code for such years. The Company has determined that there would be no quantitative impact to the consolidated statements of assets and liabilities, the consolidated statements of operations, the consolidated statements of changes in net assets, and the consolidated statements of cash flows as of and for the years ended December 31, 2022, 2021 and 2020. See “Business – Failure to Qualify as a RIC” as well as “Note 8. – Income Taxes” for additional information.

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

The Company records deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Company’s Taxable Subsidiaries as well as temporary book versus tax differences generated by the Company during the years the Company did not qualify as a RIC (see “Note 8. – Income Taxes”).

As of December 31, 2022 and 2021, the Company recorded a net deferred tax asset of zero, respectively. For the years ended December 31, 2022, 2021 and 2020, the Company recorded a tax provision (benefit) of $0.1 million, zero and zero, respectively.

As of December 31, 2022 and 2021, the valuation allowance on the Company’s Taxable Subsidiaries’ net deferred tax asset was $4.0 million and $2.5 million, respectively. For the years ended December 31, 2022, 2021 and 2020, the Company’s Taxable Subsidiaries recognized an increase (decrease) in the valuation allowance of $1.5 million, $(2.1) million, and $1.4 million, respectively.

As of December 31, 2022, 2021 and 2020, the years the Company did not qualify as a RIC, the valuation allowance on the Company’s net deferred tax asset was $31.9 million, $29.2 million and $33.3 million, respectively, excluding the Taxable Subsidiaries. For the years ended December 31, 2022, 2021 and 2020, the Company, excluding its Taxable Subsidiaries, recognized an increase (decrease) in the valuation allowance of $2.7 million, $(4.1) million, and $33.3 million, respectively. See “Note 8. – Income Taxes” for further details.

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

ASC Topic 740—Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s U.S. federal income tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of December 31, 2022 and 2021, there were no uncertain tax positions.

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

Great Lakes Funding II LLC

In August 2022, the Company invested in Great Lakes Funding II LLC—Series A (the “Great Lakes II Joint Venture”), a joint venture with an investment strategy to underwrite and hold senior, secured unitranche loans made to middle-market companies. The Company treats its investment in the Great Lakes II Joint Venture as a joint venture since an affiliate of the Adviser controls a 50% voting interest in the Great Lakes II Joint Venture.

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

Operating expenses

The composition of our expenses for the years ended December 31, 2022 and 2021 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2022	2021
Interest and financing expenses	$7,815	$10,569
Base management fee	3,861	4,846
Directors’ fees	493	410
Administrative service fees	620	1,039
General and administrative expenses	3,300	3,483

Total expenses	$16,089	$20,347

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

On October 23, 2018, the SEC issued an order granting an application for exemptive relief to an affiliate of our Investment Adviser that allows BDCs managed by the Investment Adviser, including Logan Ridge, to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Investment Adviser or its affiliates and any future funds that are advised by the Investment Adviser or its affiliated investment advisers. Under the terms of the exemptive order, in order for Logan Ridge to participate in a co-investment transaction, a “required majority” (as defined in Section 57(o) of the 1940 Act) of Logan Ridge’s independent directors, must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to Logan Ridge and its stockholders and do not involve overreaching with respect of Logan Ridge or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of Logan Ridge’s stockholders and is consistent with Logan Ridge’s investment objectives and strategies and certain criteria established by the Board. We believe this relief may not only enhance our ability to further our investment objectives and strategies, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us in the absence of such relief.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Logan Ridge Finance Corporation
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of Logan Ridge Finance Corporation and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, cash flows, changes in net assets, the financial highlights for years ended December 31, 2022 and 2021, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in net assets, cash flows and financial highlights for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
Restatement of the 2022 Financial Statements
As discussed in the consolidated statement of operations and Notes 1, 2 and 8 to the consolidated financial statements, the accompanying 2022 financial statements have been restated to correct a misstatement.
Basis for Opinion
These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and pe rfo
rm the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/
Deloitte & Touche LLP
New York, New York
March 9, 2023 (June 14, 2024 as to the effects of the restatement discussed in Notes 1, 2 and 8)
We have served as the Company’s auditor since 2021.

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

LOGAN RIDGE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF
OPERATIONS
(RESTATED)
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2022 (Restated) (3)	2021 (Restated) (3)	2020
INVESTMENT INCOME
Interest income:
Non-control/non-affiliate investments	$12,732	$10,068	$16,729
Affiliate investments	706	4,368	6,580
Control investments	228	389	410

Total interest income	13,666	14,825	23,719

Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	919	95	1,105
Affiliate investments	187	361	818

Total payment-in-kind interest and dividend income	1,106	456	1,923

Dividend income:
Non-control/non-affiliate investments	—	727	—
Affiliate investments	14	179	25

Total dividend income	14	906	25

Other income:
Non-control/non-affiliate investments	141	479	709
Affiliate investments	—	88	70

Total other income	141	567	779

Total investment income	14,927	16,754	26,446

EXPENSES
Interest and financing expenses	7,815	10,569	15,144
Base management fee	3,861	4,846	6,428
Directors expense	493	410	325
Administrative service fees	620	1,039	1,400
General and administrative expenses	3,300	3,483	3,091

Total expenses	16,089	20,347	26,388

NET INVESTMENT (LOSS) INCOME	(1,162)	(3,593)	58

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on investments:
Non-control/non-affiliate investments	17,312	(10,442)	(25,016)
Affiliate investments	1,672	2,475	1,451
Control investments	(5,215)	—	(484)

Net realized gain (loss) on investments	13,769	(7,967)	(24,049)
Net change in unrealized (depreciation) appreciation on investments:
Non-control/non-affiliate investments	(25,434)	13,058	(5,509)
Affiliate investments	(1,208)	(908)	(5,543)
Control investments	2,011	(1,483)	(559)

Net change in unrealized (depreciation) appreciation on investments	(24,631)	10,667	(11,611)

Total net realized and change in unrealized (loss) gain on investments	(10,862)	2,700	(35,660)

Net realized (loss) gain on extinguishment of debt	—	(1,025)	155
Total federal tax provision (benefit), net (Note 8)	—	—	—

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(12,024)	$(1,918)	$(35,447)

NET DECREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC & DILUTED (SEE NOTE 11) (1)	$(4.44)	$(0.71)	$(13.08)
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – BASIC & DILUTED (SEE NOTE 11) (1)	2,711,068	2,711,068	2,709,169
DISTRIBUTIONS PAID PER SHARE (2)	$—	$—	$1.50

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

(3)
The Consolidated Statement of Operations for the years ended December 31, 2022 and December 31, 2021 have been restated to incorporate the financial statement line item “Total federal tax provision (benefit), net (Note 8)” which was zero. There were no changes to Total investment income, Total expenses, Total net realized and change in unrealized (loss) gain on investments, or the Net decrease in net assets resulting from operations. See Notes 1 and 8 for additional information.

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)

For the Years Ended December 31, 2020, 2021 and 2022	Number of Shares	Par Value	Additional Paid in Capital (1)	Total Distributable Loss	Total
BALANCE, December 31, 2019	2,700,628	$27	$238,021	$(89,935)	$148,113
Net investment income	—	—	—	58	58
Net realized loss on investments	—	—	—	(24,049)	(24,049)
Net change in unrealized depreciation on investments	—	—	—	(11,611)	(11,611)
Net realized gain on extinguishment of debt	—	—	—	155	155
Fractional shares settled in cash as part of one-for-six reverse stock split	(13)	—	—	—	—
Distributions to Shareholders:
Stock issued under dividend reinvestment plan	10,453	—	334	—	334
Distributions declared	—	—	—	(4,053)	(4,053)
Return of capital	—	—	(3,398)	3,398	—
Tax reclassification of stockholders’ equity	—	—	(5,476)	5,476	—

BALANCE, December 31, 2020	2,711,068	$27	$229,481	$(120,561)	$108,947
Net investment loss	—	—	—	(3,593)	(3,593)
Net realized loss on investments	—	—	—	(7,967)	(7,967)
Net change in unrealized depreciation on investments	—	—	—	10,667	10,667
Net realized gain on extinguishment of debt	—	—	—	(1,025)	(1,025)
Tax reclassification of stockholders’ equity	—	—	(40,635)	40,635	—

BALANCE, December 31, 2021	2,711,068	$27	$188,846	$(81,844)	$107,029

Net investment loss	—	—	—	(1,162)	(1,162)
Net realized gain on investments	—	—	—	13,769	13,769
Net change in unrealized depreciation on investments	—	—	—	(24,631)	(24,631)
Tax reclassification of stockholders’ equity	—	—	2,192	(2,192)	—

BALANCE, December 31, 2022	2,711,068	$27	$191,038	$(96,060)	$95,005

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

LOGAN RIDGE FINANCE CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(in thousands, except for units/shares)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies—186.6%
First Lien/Senior Secured Debt—137.7%
Accordion Partners LLC	Industrials	10.83%	SOFR + 6.25%	0.75%	08/29/2029	$4,565	$4,457	$4,463	(12)(16)
Accordion Partners LLC (Revolver)	Industrials	—	SOFR + 6.25%	0.75%	08/31/2028	—	(33)	(29)	(12)
Accurate Background, LLC	Information Technology	10.03%	L + 6.00%	1.00%	03/26/2027	4,458	4,131	4,302	(16)
AIDC Intermediateco 2, LLC (Peak Technologies)	Information Technology	10.44%	SOFR + 6.40%	1.00%	07/22/2027	5,000	4,918	4,857	(16)
Alternative Biomedical Solutions, LLC	Healthcare	8.00%	—	—	12/18/2022	6,941	6,941	5,988
American Academy Holdings, LLC	Healthcare	15.38%	L + 4.75%, 6.25% PIK	1.00%	01/01/2025	2,506	2,486	2,459	(16)
American Clinical Solutions, LLC	Healthcare	11.27%	L + 7.00%, 4.27% PIK	—	12/31/2024	3,500	3,500	3,203
AP Core Holdings II, LLC	Information Technology	9.88%	L + 5.50%	0.75%	07/21/2027	1,172	1,158	1,065	(16)
AP Core Holdings II, LLC	Information Technology	9.88%	L + 5.50%	0.75%	07/21/2027	1,250	1,235	1,131	(16)
Beta Plus Technologies	Financials	8.87%	SOFR + 4.75%	—	07/02/2029	2,993	2,937	2,918	(16)
Beta Plus Technologies (Revolver)	Financials	—	SOFR + 4.25%	—	07/02/2027	—	—	(18)	(12)
Bradshaw International, Inc.	Consumer Discretionary	10.19%	L + 5.75%	1.00%	10/21/2027	501	491	462	(16)
Bradshaw International, Inc. (Revolver)	Consumer Discretionary	—	L + 5.75%	1.00%	10/21/2026	—	(18)	(71)	(12)
CIMSense	Financials	9.92%	SOFR + 5.50%	1.00%	12/17/2026	2,921	2,902	2,772	(16)
Critical Nurse Staffing, LLC	Healthcare	10.48%	L + 6.00%	1.00%	10/30/2026	5,864	5,771	5,765	(12)(16)
Critical Nurse Staffing, LLC (Revolver)	Healthcare	10.70%	L + 6.00%	1.00%	10/30/2026	300	287	287	(12)
Datalink, LLC	Healthcare	11.48%	L + 6.75%	1.00%	11/23/2026	5,843	5,843	5,799	(16)
Dentive, LLC	Healthcare	11.53%	SOFR + 7.00%	1.00%	12/26/2028	1,215	1,170	1,170	(12)(16)
Dentive, LLC (Revolver)	Healthcare	—	SOFR + 7.00%	1.00%	12/26/2028	—	(6)	(6)	(12)
Dodge Data & Analytics LLC	Information Technology	9.79%	SOFR + 4.75%	1.00%	02/12/2029	1,493	1,473	1,183	(16)
Epic Staffing Group	Industrials	10.40%	SOFR + 6.00%	—	06/28/2029	4,107	3,831	3,856	(12)(16)
Florida Food Products, LLC	Consumer Staples	9.32%	SOFR + 5.00%	0.75%	10/18/2028	2,000	1,888	1,928	(16)
Fortis Payment Solutions	Financials	9.93%	SOFR + 5.25%	1.00%	02/13/2026	2,918	2,903	2,886	(16)
Grindr Capital, LLC	Information Technology	12.52%	SOFR + 8.00%	—	11/14/2027	2,000	1,981	1,988	(16)
Heads Up Technologies	Industrials	10.14%	SOFR + 5.50%	0.75%	08/10/2028	2,926	2,899	2,889	(16)
Hudson Hospital OpCo, LLC	Healthcare	12.22%	SOFR + 8.00%	3.00%	11/04/2023	2,380	2,380	2,380	(16)
HUMC Opco, LLC	Healthcare	12.22%	SOFR + 8.00%	3.00%	11/04/2023	3,967	3,967	3,927	(16)
IJKG OpCo, LLC	Healthcare	12.22%	SOFR + 8.00%	3.00%	11/04/2023	1,020	1,020	1,020	(16)
JO ET Holdings Limited	Information Technology	17.53%	SOFR + 6.00%, 7.00% PIK	1.00%	12/15/2026	1,063	1,047	1,049	(16)
Jurassic Quest Holdings, LLC	Entertainment	11.62%	L + 7.50%	2.00%	05/01/2024	7,855	7,855	7,459	(16)
Keg Logistics LLC	Consumer Discretionary	10.70%	L + 6.00%	1.00%	11/23/2027	7,460	7,368	7,198	(16)
Keg Logistics LLC (Revolver)	Consumer Discretionary	10.32%	L + 6.00%	1.00%	11/23/2027	436	425	405	(12)
Lucky Bucks, LLC	Consumer Discretionary	10.43%	L + 5.50%	0.75%	07/21/2027	2,850	2,806	1,679
Marble Point Credit Management LLC	Financials	10.75%	L + 6.00%	1.00%	08/11/2028	5,504	5,382	5,504	(16)
Marble Point Credit Management LLC (Revolver)	Financials	—	L + 6.00%	1.00%	08/11/2028	—	(20)	—	(12)
Material Handling Systems, Inc.	Industrials	10.08%	SOFR + 5.50%	1.00%	06/08/2029	1,995	1,800	1,736	(16)
Money Transfer Acquisition Inc.	Financials	12.67%	SOFR + 8.25%	1.00%	12/14/2027	7,000	6,861	6,860	(16)
Neptune BidCo US Inc.	Communication Services	8.82%	SOFR + 5.00%	—	04/11/2029	1,000	891	896	(16)
Patriot Pickle, Inc.	Consumer Staples	10.16%	SOFR + 5.43%	—	04/13/2027	2,919	2,898	2,897	(16)
Premier Imaging, LLC	Healthcare	10.13%	L+5.75%	1.00%	01/02/2025	2,596	2,566	2,537	(12)(16)
RN Enterprises, LLC	Healthcare	10.78%	SOFR + 6.50%	1.00%	12/23/2025	980	960	960	(16)
Sequoia Healthcare Management, LLC	Healthcare Management	—	—	—	11/04/2023	11,935	11,935	9,695	(7)
Shock Doctor, Inc.	Consumer Discretionary	9.37%	SOFR + 5.00%	1.00%	05/14/2024	2,269	2,262	2,232	(16)
South Street Securities Holdings, Inc.	Financials	9.00%	—	—	09/20/2027	450	380	372	(16)
STG Logistics	Industrials	10.32%	SOFR + 6.00%	0.75%	03/24/2028	2,494	2,418	2,447	(16)
Symplr Software, Inc.	Healthcare	8.69%	SOFR + 4.50%	0.75%	12/22/2027	1,687	1,684	1,417	(16)
Wealth Enhancement Group, LLC	Financials	10.00%	SOFR + 6.00%	1.00%	10/02/2027	6,959	6,933	6,897	(16)
Wealth Enhancement Group, LLC (Revolver)	Financials	—	SOFR + 6.00%	1.00%	10/02/2027	—	(2)	(4)	(12)

Total First Lien/Senior Secured Debt							136,961	130,810

Second Lien/Senior Secured Debt—5.9%
American Academy Holdings, LLC	Healthcare	14.50 PIK %	—	—	03/01/2028	3,584	3,502	2,912	(16)
BLST Operating Company, LLC	Online Merchandise Retailer	12.94%	L + 8.50%	0.50%	08/28/2025	912	912	884	(8)(16)
Ivanti Software, Inc.	Information Technology	12.01%	L + 7.25%	0.50%	12/01/2028	3,000	2,987	1,755

Total Second Lien/Senior Secured Debt							7,401	5,551

Subordinated Debt - 27.2%
Eastport Holdings, LLC	Business Services	13.17%	SOFR + 8.50%	1.00%	09/29/2027	19,250	19,250	19,250
Lucky Bucks, LLC	Consumer Discretionary	12.50 PIK %	—	—	05/29/2028	2,261	2,227	1,600
Tubular Textile Machinery, Inc.	Textile Equipment Manufacturer	5.00%	—	—	10/29/2027	5,094	5,094	5,001

Total Subordinated Debt							26,571	25,851

Collateralized Loan Obligations - 5.2%
JMP Credit Advisors CLO IV Ltd.	Financials	24.43%	—	—	07/17/2029	7,891	1,723	1,723	(13)(15)
JMP Credit Advisors CLO V Ltd.	Financials	2.16%	—	—	07/17/2030	7,320	4,462	3,249	(13)(15)

Total Collateralized Loan Obligations							6,185	4,972

Preferred Stock and Units—2.3%
Alternative Biomedical Solutions, LLC - Series A	Healthcare	—	—	—	—	15,553	1,276	—
Alternative Biomedical Solutions, LLC - Series B	Healthcare	—	—	—	—	54,084	3,949	—
Alternative Biomedical Solutions, LLC - Series C	Healthcare	—	—	—	—	78,900	—	—
American Academy Holdings, LLC	Healthcare					102,261	—	118	(6)
Jurassic Quest Holdings, LLC	Entertainment	—	—	—	—	467,784	480	—	(6)
MicroHoldco, LLC	General Industrial	—	—	—	—	740,237	749	641	(11)
Taylor Precision Products, Inc. - Series C	Household Product Manufacturer	—	—	—	—	379	758	758
U.S. BioTek Laboratories, LLC—Class A	Testing Laboratories	—	—	—	—	500	540	671

Total Preferred Stock and Units		—	—	—	—		7,752	2,188

Common Stock and Membership Units—8.3%		—	—	—	—
Alternative Biomedical Solutions, LLC	Healthcare	—	—	—	—	20,092	800	—
Alternative Biomedical Solutions, LLC—Membership Unit Warrants	Healthcare	—	—	—	—	49,295	—	—
American Academy Holdings, LLC	Healthcare	—	—	—	—	0.05	—	196	(6)
American Clinical Solutions, LLC—Class A	Healthcare	—	—	—	—	6,030,384	3,198	2,462	(6)
Aperture Dodge 18 LLC	Financials					2,033,247	2,033	2,033
BLST Operating Company, LLC—Class A	Online Merchandise Retailer	—	—	—	—	217,013	286	2,817	(6)
Freedom Electronics, LLC	Electronic Machine Repair	—	—	—	—	181,818	182	271
South Street Securities Holdings, Inc. - Warrants	Financials					567	65	65
U.S. BioTek Laboratories, LLC—Class C	Testing Laboratories	—	—	—	—	578	1	52

Total Common Stock and Membership Units							6,565	7,896

Total Investments in Non-Control, Non-Affiliate Portfolio Companies							191,435	177,268

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS—CONTINUED
DECEMBER 31, 2022
(in thousands, except for units/shares)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Affiliated Portfolio Companies—27.7%^
First Lien/Senior Secured Debt—6.4%
MMI Holdings, LLC	Medical Device Distributor	12.00%	—	—	04/01/2022	2,600	2,600	2,600
RAM Payment, LLC (First Out)	Financial Services	9.12%	L + 5.00%	1.50%	01/04/2024	939	939	939	(16)
RAM Payment, LLC (Last Out)	Financial Services	12.45%	—	1.50%	01/04/2024	2,547	2,547	2,547	(10)(16)

Total First Lien/Senior Secured Debt							6,086	6,086

Second Lien/Senior Secured Debt—1.0%
MMI Holdings, LLC	Medical Device Distributor	6.00%	—	—	04/01/2022	400	388	400
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	15.00 PIK %	—	—	09/12/2023	4	4	4	(9)
V12 Holdings, Inc.	Data Processing & Digital Marketing	—	—	—	—	509	490	509	(11)

Total Second Lien/Senior Secured Debt							882	913

Joint Ventures - 0.4%
Great Lakes Funding II LLC—Series A	Financials	—	—	—	—	414	414	403	(12)(15)

Total Joint Ventures							414	403

Preferred Stock and Units - 8.7%
GA Communications, Inc.—Series A-1	Advertising & Marketing Services	—	—	—	—	1,998	3,477	3,562
GreenPark Infrastructure, LLC—Series A	Industrials	—	—	—	—	400	200	200	(6)
MMI Holdings, LLC	Medical Device Distributor	8.00 PIK %	—	—	—	1,000	1,904	1,360	(14)
RAM Payment, LLC	Financial Services	6.00 PIK %	—	—	—	86,000	1,135	3,165	(14)

Total Preferred Stock and Units							6,716	8,287

Common Stock and Membership Units - 11.2%
Burgaflex Holdings, LLC—Class A	Automobile Part Manufacturer	—	—	—	—	1,253,198	1,504	2,802
Burgaflex Holdings, LLC—Class B	Automobile Part Manufacturer	—	—	—	—	1,085,073	362	2,190
GA Communications, Inc. - Series B-1	Advertising & Marketing Services	—	—	—	—	200,000	2	—
GreenPark Infrastructure, LLC—Series M-1	Industrials	—	—	—	—	200	69	69	(6)(12)
MMI Holdings, LLC	Medical Device Distributor	—	—	—	—	45	—	—
Nth Degree Investment Group, LLC	Business Services	—	—	—	—	6,088,000	6,088	5,320
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	—	—	—	—	15,068,000	6,958	254

Total Common Stock and Membership Units							14,983	10,635

Total Investments in Affiliated Portfolio Companies^							29,081	26,324

Total Investments - 214.3%							$220,516	$203,592

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

LOGAN RIDGE FINANCE CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(in thousands, except for units/shares)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies —121.5%
First Lien/Senior Secured Debt—82.5%
Accordion Partners LLC	Industrials	6.50%	L + 5.50%	1.00%	09/24/2027	$13,965	$13,736	$13,719	(12)
Accordion Partners LLC (Revolver)	Industrials	—	L + 5.50%	1.00%	09/30/2026	—	(71)	(68)	(12)
Accurate Background, LLC	Information Technology	7.00%	L + 6.00%	1.00%	03/26/2027	2,999	2,740	2,760
Alternative Biomedical Solutions, LLC	Healthcare	8.00%	—	—	12/18/2022	7,119	7,119	6,824
American Clinical Solutions, LLC	Healthcare	7.00%	—	—	12/31/2022	3,500	3,500	3,468
AP Core Holdings II, LLC	Information Technology	6.25%	L + 5.50%	0.75%	07/21/2027	1,234	1,217	1,236
AP Core Holdings II, LLC	Information Technology	6.25%	L + 5.50%	0.75%	07/21/2027	1,250	1,232	1,254
BigMouth, Inc.	Consumer Products	—	—	—	11/14/2021	1,513	758	623	(7)(16)
Bradshaw International, Inc.	Consumer Discretionary	6.75%	L + 5.75%	1.00%	10/21/2027	506	493	493
Bradshaw International, Inc. (Revolver)	Consumer Discretionary	6.75%	L + 5.75%	1.00%	10/21/2026	200	177	177	(12)
Critical Nurse Staffing, LLC	Healthcare	7.00%	L + 6.00%	1.00%	10/30/2026	5,923	5,806	5,805	(12)
Critical Nurse Staffing, LLC (Revolver)	Healthcare	—	L + 6.00%	1.00%	10/30/2026	—	(17)	(17)	(12)
Freedom Electronics, LLC (First Out)	Electronic Machine Repair	7.00%	L + 5.00%	2.00%	12/20/2023	2,588	2,588	2,588	(17)
Freedom Electronics, LLC (Last Out)	Electronic Machine Repair	8.67%	—	—	12/20/2023	5,647	5,647	5,647	(10)(17)
HUMC Opco, LLC	Healthcare	9.00%	—	—	01/14/2022	4,673	4,673	4,619	(17)
J5 Infrastructure Partners, LLC (Revolver)	Wireless Deployment Services	—	L + 6.50%	1.80%	12/20/2024	—	—	—	(12)
JO ET Holdings Limited	Information Technology	14.00%	L + 6.00%, 7.00 PIK	1.00%	12/15/2026	1,000	980	980
Jurassic Quest Holdings, LLC	Entertainment	9.50%	L + 7.50%	2.00%	05/01/2024	8,355	8,355	8,397	(17)
Keg Logistics LLC	Consumer Discretionary	7.00%	L + 6.00%	1.00%	11/23/2027	7,535	7,424	7,422
Keg Logistics LLC (Revolver)	Consumer Discretionary	7.00%	L + 6.00%	1.00%	11/23/2027	—	(13)	(13)	(12)
Lucky Bucks, LLC	Consumer Discretionary	6.25%	L + 5.50%	0.75%	07/21/2027	3,000	2,944	2,939
Marble Point Credit Management LLC	Financials	7.00%	L + 6.00%	1.00%	08/11/2028	5,801	5,651	5,656
Marble Point Credit Management LLC (Revolver)	Financials	7.00%	L + 6.00%	1.00%	08/11/2028	—	(24)	(62)	(12)
Premier Imaging, LLC	Healthcare	7.00%	L + 6.00%	1.00%	12/29/2028	2,063	2,023	2,023	(12)
Rotolo Consultants, Inc.	Industrials	9.00%	L + 8.00%	1.00%	12/21/2026	1,000	990	990
Sequoia Healthcare Management, LLC	Healthcare Management	12.80%	—	—	01/14/2022	11,935	11,935	7,002	(7)
Wealth Enhancement Group, LLC	Financials	6.75%	L + 5.75%	1.00%	10/02/2027	3,725	3,699	3,686	(12)
Wealth Enhancement Group, LLC (Revolver)	Financials	6.75%	L + 5.75%	1.00%	10/02/2027	168	166	164	(12)

Total First Lien/Senior Secured Debt							93,728	88,312

Second Lien/Senior Secured Debt—11.9%
BLST Operating Company, LLC	Online Merchandise Retailer	10.00%	L + 8.50%	1.50%	08/28/2025	1,780	1,780	1,780	(8)(17)
Ivanti Software, Inc.	Information Technology	7.75%	L + 7.25%	0.50%	12/01/2028	7,000	6,965	7,018	(17)
Mandolin Technology Intermediate Holdings, Inc.	Information Technology	7.00%	L + 6.50%	0.50%	07/23/2029	4,000	3,971	3,980

Total Second Lien/Senior Secured Debt							12,716	12,778

Subordinated Debt—4.7%
Tubular Textile Machinery, Inc.	Textile Equipment Manufacturer	5.00%	—	—	10/29/2027	5,050	5,050	5,050

Total Subordinated Debt							5,050	5,050

Preferred Stock and Units—2.5%
Alternative Biomedical Solutions, LLC - Series A	Healthcare	—	—	—	—	13,811	1,275	542
Alternative Biomedical Solutions, LLC—Series B	Healthcare	—	—	—	—	48,025	3,943	—
Alternative Biomedical Solutions, LLC—Series C	Healthcare	—	—	—	—	78,900	—	—
Jurassic Quest Holdings, LLC	Entertainment	—	—	—	—	467,784	480	497	(6)
MicroHoldco, LLC	General Industrial	—	—	—	—	740,237	749	645	(11)
Taylor Precision Products, Inc.— Series C	Household Product Manufacturer	—	—	—	—	379	758	287
U.S. BioTek Laboratories, LLC— Class A	Testing Laboratories	—	—	—	—	500	540	609
U.S. BioTek Laboratories, LLC—Class D	Testing Laboratories	—	—	—	—	78	78	101

Total Preferred Stock and Units		—	—	—	—		7,823	2,681

Common Stock and Membership Units—19.8%		—	—	—	—
Alternative Biomedical Solutions, LLC	Healthcare	—	—	—	—	20,092	800	—
Alternative Biomedical Solutions, LLC—Membership Unit Warrants	Healthcare	—	—	—	—	49,295	—	—
American Clinical - Solutions, LLC—Class A	Healthcare	—	—	—	—	6,030,384	3,198	5,587	(6)
BLST Operating - Company, LLC—Class A	Online Merchandise Retailer	—	—	—	—	217,013	286	4,171	(6)
Burke America Parts Group, LLC	Home Repair Parts Manufacturer	—	—	—	—	14	5	3,062	(6)
Freedom Electronics, LLC	Electronic Machine Repair	—	—	—	—	181,818	182	230
JMP CLO IV Ltd.	Financials	17.72%	—	—	07/17/2029	7,891	3,592	3,474	(15)(13)
JMP CLO V Ltd.	Financials	20.89%	—	—	07/17/2030	7,320	4,448	4,243	(15)(13)
U.S. BioTek Laboratories, LLC—Class C	Testing Laboratories	—	—	—	—	578	1	403

Total Common Stock and Membership Units							12,512	21,170

Total Investments in Non—Control, Non-Affiliate Portfolio Companies							131,829	129,991

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS—CONTINUED
DECEMBER 31, 2021
(in thousands, except for units/shares)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Affiliated Portfolio Companies - 57.3%^
First Lien/Senior Secured Debt - 5.9%
MMI Holdings, LLC	Medical Device Distributor	12.00%	—	—	01/31/2022	2,600	2,600	2,600
RAM Payment, LLC (First Out)	Financial Services	6.50%	L+5.00%	1.50%	01/04/2024	998	998	998	(17)
RAM Payment, LLC (Last Out)	Financial Services	9.86%	—	—	01/04/2024	2,706	2,706	2,706	(10)(17)

Total First Lien/Senior Secured Debt							6,304	6,304

Second Lien/Senior Secured Debt—16.3%
Eastport Holdings, LLC	Business Services	13.50%	L+13.00%	0.50%	04/30/2022	16,500	16,451	16,500	(17)
MMI Holdings, LLC	Medical Device Distributor	6.00%	—	—	01/31/2022	400	388	400
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	15.00%	—	—	09/12/2023	3	3	3	(9)
V12 Holdings, Inc.	Data Processing & Digital Marketing	—	—	—	—	509	490	509	(11)

Total Second Lien/Senior Secured Debt							17,332	17,412

Preferred Stock and Units—10.1%
GA Communications, Inc.—Series A-1	Advertising & Marketing Services	—	—	—	—	1,998	3,477	4,394
LJS Partners, LLC	QSR Franchisor	—	—	—	—	202,336	437	843
MMI Holdings, LLC	Medical Device Distributor	6.00 PIK %	—	—	—	1,000	1,786	1,898	(14)
RAM Payment, LLC	Financial Services	8.00 PIK %	—	—	—	86,000	1,066	3,726	(14)

Total Preferred Stock and Units							6,766	10,861

Common Stock and Membership Units—25.0%
Burgaflex Holdings, LLC—Class A	Automobile Part Manufacturer	—	—	—	—	1,253,198	1,504	1,193
Burgaflex Holdings, LLC—Class B	Automobile Part Manufacturer	—	—	—	—	1,085,073	362	1,528
Eastport Holdings, LLC	Business Services	—	—	—	—	—	3,263	16,319
GA Communications, Inc—Series B-1	Advertising & Marketing Services	—	—	—	—	200,000	2	185
LJS Partners, LLC	QSR Franchisor	—	—	—	—	2,593,234	1,224	7,164
MMI Holdings, LLC	Medical Device Distributor	—	—	—	—	45	—	63
Nth Degree Investment Group, LLC	Business Services	—	—	—	—	6,088,000	6,088	—
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	—	—	—	—	15,068,000	6,958	330

Total Common Stock and Membership Units							19,401	26,782

Total Investments in Affiliated Portfolio Companies^							49,803	61,359

Investments in Controlled Portfolio Companies - 6.4%^^
First Lien/Senior Secured Debt—3.4%
Vology, Inc.	Information Technology	10.50%	L+8.50%	2.00%	03/31/2022	3,635	3,635	3,635

Total First Lien/Senior Secured Debt							3,635	3,635

Preferred Stock and Units - 3.0%
Vology, Inc.—Class A	Information Technology	—	—	—	—	9,041,810	5,215	3,204

Total Preferred Stock and Units							5,215	3,204

Total Investments in Controlled Portfolio Companies^^							8,850	6,839

Total Investments—185.2%							$190,482	$198,189

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

LOGAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
Note 1. Organization (Restated)
Logan Ridge Finance Corporation (“Logan Ridge”, the “Company”, “we”, “us”, and “our”) is an externally managed non-diversified closed-end management investment company incorporated in Maryland on
February 21, 2013
. The
Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company previously elected to be treated, and intended to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As previously disclosed in the Company’s December 31, 2023 financial statements filed on Form 10-K and further discussed below, for the fiscal years ended December 31, 2022, 2021 and 2020, the Company failed the income source requirement under subchapter M of the Code, and thus did not qualify as a RIC under the Code for such years. The Company determined that there was no quantitative impact to the consolidated statements of assets and liabilities, the consolidated statements of operations, the consolidated statements of changes in net assets, or the consolidated statements of cash flows as of and for the years ended December 31, 2022, 2021 and 2020 as a result of this change, and thus the Company included disclosure in its financial statements for these periods in the Company’s December 31, 2023 annual report filed on Form 10-K to reflect the Company’s tax status as a Corporation under subchapter C of the Code (a
“C-Corporation”
or “Regular Corporation”) during the years ending 2022, 2021 and 2020. As a C-Corporation, the Company is taxed at the regular corporate U.S. federal income tax rate on the Company taxable income, if any. See “Note 2. – Summary of Significant Accounting Policies,” and “Note 8. – Income Taxes” for additional information.
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
Note 2. Summary of Significant Accounting Policies (Restated)
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) pursuant to the requirements for reporting on Form 10-K and Regulation S-X, as appropriate. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair presentation of the financial position and results of operations as of and for the periods presented herein. The Company is considered an investment company as defined in Accounting Standards Codification (“ASC”) Topic 946—Financial Services—Investment Companies (“ASC 946”) and therefore applies the accounting and reporting guidance applicable to investment companies. The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements.
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

LOGAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Commitments and Contingencies
As of December 31, 2022 and 2021, the Company had the following unfunded commitments to existing portfolio companies (dollars in thousands):

Portfolio Company	Investment	December 31, 2022	December 31, 2021
Accordion Partners LLC (1)	First Lien/Senior Secured Debt	$897	$4,000
Accordion Partners LLC (Revolver)	First Lien/Senior Secured Debt	1,531	5,000
Beta Plus Technologies (Revolver)	First Lien/Senior Secured Debt	453	N/A
Bradshaw International, Inc. (Revolver)	First Lien/Senior Secured Debt	922	722
Critical Nurse Staffing, LLC (1)	First Lien/Senior Secured Debt	2,063	2,063
Critical Nurse Staffing, LLC (Revolver)	First Lien/Senior Secured Debt	700	1,000
Dentive, LLC (1)	First Lien/Senior Secured Debt	598	N/A
Dentive, LLC (Revolver)	First Lien/Senior Secured Debt	187	N/A
Epic Staffing Group (1)	First Lien/Senior Secured Debt	872	N/A
Great Lakes Funding II LLC - Series A	Joint Venture	80	N/A
GreenPark Infrastructure, LLC - Series M-1	Common Stock and Membership Units	732	N/A
J5 Infrastructure Partners, LLC (Revolver)	First Lien/Senior Secured Debt	N/A	3,500
Keg Logistics LLC (Revolver)	First Lien/Senior Secured Debt	436	872
Marble Point Credit Management LLC (Revolver)	First Lien/Senior Secured Debt	2,500	2,500
Premier Imaging, LLC (1)	First Lien/Senior Secured Debt	1,378	1,937
Wealth Enhancement Group, LLC (1)	First Lien/Senior Secured Debt	—	3,275
Wealth Enhancement Group, LLC (Revolver)	First Lien/Senior Secured Debt	438	269

Total Unfunded Commitments		$13,787	$25,138

(1)	Delayed-draw term loan.
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
Income Taxes (Restated)
The Company previously elected to be treated for U.S. federal income tax purposes and intended to comply with the requirements to qualify annually as a RIC under subchapter M of the Code and, among other things, intended to make the requisite distributions to its stockholders which would relieve the Company from U.S. federal income taxes. However, as further discussed below, for the fiscal years ended December 31, 2022, 2021 and 2020, the Company failed the income source requirement under subchapter M of the Code, and thus did not qualify as a RIC under the Code for such years. Accordingly, these financial statements have been restated to reflect the Company’s loss of RIC status under the Code. The Company has determined that there was no quantitative impact to the consolidated statements of assets and liabilities, the consolidated statements of operations, the consolidated statements of changes in net assets, or the consolidated statements of cash flows as of and for the years ended December 31, 2022, 2021 and 2020. See “Note 8. – Income Taxes” for additional information.
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
98.2
% of its capital gain net income for each one-year period ending on October 31.
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
The Company records deferred tax assets or liabilities related to temporary book versus tax differences on taxable income or loss generated by the underlying equity investments held by the Company’s Taxable Subsidiaries as well as temporary book versus tax differences generated by the Company during the years the Company did not qualify as a RIC (see “Note 8. – Income Taxes”).
As of December 31, 2022 and 2021, the Company recorded a net deferred tax asset of zero,
respectively
. For the years ended December 31, 2022, 2021 and 2020, the Company recorded a tax provision (benefit) of $
0.1 million,
zero and
zero
, respectively.
As of December 31, 2022 and 2021, the valuation allowance on the Company’s Taxable Subsidiaries’ net deferred tax asset was $
4.0 million and $
2.5 million, respectively. For the years ended December 31, 2022, 2021 and 2020, the Company’s Taxable Subsidiaries recognized an increase (decrease) in the valuation allowance of $
1.5 million, $
(2.1) million, and $
1.4
million, respectively.
As of December 31, 2022, 2021 and 2020, the years the Company did not qualify as a RIC, the valuation allowance on the Company’s net deferred tax asset was $
31.9 million, $
29.2 million and $
33.3 million, respectively, excluding the Taxable Subsidiaries. For the years ended December 31, 2022, 2021 and 2020, the Company, excluding its Taxable Subsidiaries, recognized an increase (decrease) in the valuation allowance of $
2.7 million, $
(4.1) million, and $
33.3
 million, respectively. See “Note 8. – Income Taxes” for further details.
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

LOGAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
ASC Topic 740—Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of December 31, 2022 and 2021, there were no uncertain tax positions.
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

LOGAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

LOGAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and (liabilities) as of December 31, 2022 were as follows:

	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (2)
First lien debt	$7.4	Market	Broker/Dealer Quotes	N/A
First lien debt	123.5	Income	Required Rate of Return	6.0% –30.0% (12.2%)
First lien debt	6.0	Enterprise Market Value	Revenue Multiple	0.4x
Second lien debt	2.6	Market	Broker/Dealer Quotes	N/A
Second lien debt	3.4	Income	Required Rate of Return	1.6% –18.7% (16.1%)
Second lien debt	0.4	Enterprise Market Value	Revenue Multiple	4.7x
Subordinated debt	25.9	Income	Required Rate of Return	5.9% –18.9% (10.4%)
Collateralized loan obligations	5.0	Income	Discount Margin	21.5% –24.8% (23.6%)
Equity	0.1	Income	Stock Price Time to Exit (Years) Volatility	$115.8 2.0 35.0%
Equity	26.2	Enterprise Market Value and Asset (1)	EBITDA Multiple	3.3x –15.8x (6.4x)
Equity	2.7	Enterprise Market Value	Revenue Multiple	0.3x –1.0x (0.9x)

	$203.2

(1)	$1.0 million in equity was valued using the asset approach.
(2)	The weighted averages disclosed in the table above were weighted by their relative fair value.
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2021 were as follows:

	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range (Weighted Average) (2)
First lien debt	$2.5	Market	Broker/Dealer Quote	N/A
First lien debt	88.1	Income	Required Rate of Return	6.2% –14.6%(7.4%)
First lien debt	7.6	Enterprise Market Value and Asset (1)	Revenue Multiple	0.3x
Second lien debt	29.8	Income and Asset (1)	Required Rate of Return	1.2% –11.5%(9.7%)
Second lien debt	0.4	Enterprise Market Value	Revenue Multiple	4.7x
Subordinated debt	5.1	Income	Required Rate of Return	5.0%
Equity	53.2	Enterprise Market Value and Asset (1)	EBITDA Multiple	1.9x –10.0x (6.4x)
Equity	3.7	Enterprise Market Value and Asset (1)	Revenue Multiple	0.4x –0.7x (0.4x)
Equity	7.7	Income	Required Rate of Return	17.4% –20.4%(19.1%)

	$198.2

(1)	$0.6 million in first lien debt, less than $0.1 million in second lien debt, and $0.6 million in equity and warrants were valued using the asset approach.
(2)	The weighted averages disclosed in the table above were weighted by their relative fair value.
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

LOGAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

Great Lakes Funding II LLC
In August 2022, the Company invested in Great Lakes Funding II LLC—Series A (the “Great Lakes II Joint Venture”), a joint venture with an investment strategy to underwrite and hold senior, secured unitranche loans made to middle-market companies. The Company treats its investment in the Great Lakes II Joint Venture as a joint venture since an affiliate of the Adviser controls a 50% voting interest in the Great Lakes II Joint Venture.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Note 5. Transactions With Affiliated Companies
During the year ended December 31, 2022, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company (4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income (1)	December 31, 2021 Fair Value	Gross Additions (2)	Gross Reductions (3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2022 Fair Value
Affiliate investments (6)
Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)	$—	$—	$1,528	$—	$—	$—	$662	$2,190
Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)	—	—	1,193	—	—	—	1,609	2,802

			—	2,721	—	—	—	2,271	4,992

GA Communications, Inc.	Series A-1 Preferred Stock (1,998 shares)	—	—	4,394	—	—	—	(832)	3,562
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)	—	—	185	—	—	—	(185)	—

			—	4,579	—	—	—	(1,017)	3,562

Great Lakes Funding II LLC	Series A	—	14	—	517	(103)	—	(11)	403

			14	—	517	(103)	—	(11)	403

GreenPark Infrastructure, LLC	Series A (400 Units)	—	—	—	200	—	—	—	200
GreenPark Infrastructure, LLC	Series M-1 (200 Units)	—	—	—	69	—	—	—	69

			—	—	269	—	—	—	269

LJS Partners, LLC	Preferred Units (202,336 units)	—	—	843	—	(979)	542	(406)	—
LJS Partners, LLC	Common Membership Units (2,593,234 units)	—	—	7,164	—	(2,354)	1,130	(5,940)	—

			—	8,007	—	(3,333)	1,672	(6,346)	—

MMI Holdings, LLC	First Lien Debt (12.0% Cash, Due 4/1/22)	2,600	308	2,600	—	—	—	—	2,600
MMI Holdings, LLC	Second Lien Debt (6.0% Cash, Due 4/1/22)	400	24	400	—	—	—	—	400
MMI Holdings, LLC (5)	Preferred Units (1,000 units, 8.0% PIK Dividend)	—	118	1,898	118	—	—	(656)	1,360
MMI Holdings, LLC	Common Membership Units (45 units)	—	—	63	—	—	—	(63)	—

			450	4,961	118	—	—	(719)	4,360

Nth Degree Investment Group, LLC	Membership Units (6,088,000 units)	—	—	—	—	—	—	5,320	5,320

			—	—	—	—	—	5,320	5,320

RAM Payment, LLC	First Lien Debt (6.5% Cash (1 month LIBOR + 5.0%), 1.5% Floor), Due 1/4/24)	939	82	998	—	(59)	—	—	939
RAM Payment, LLC	First Lien Debt (12.45% Cash, Due 1/4/24)	2,547	291	2,706	—	(159)	—	—	2,547
RAM Payment, LLC (5)	Preferred Units (86,000 units, 6.0% PIK Dividend)	—	69	3,726	69	—	—	(630)	3,165

			442	7,430	69	(218)	—	(630)	6,651

Sierra Hamilton Holdings Corporation	Second Lien Debt (15.0 % PIK, Due 9/12/23)	3	1	3	1	—	—	—	4
Sierra Hamilton Holdings Corporation	Common Stock (15,068,000 shares)	—	—	330	—	—	—	(76)	254

			1	333	1	—	—	(76)	258

V12 Holdings, Inc.	Second Lien Debt	509	—	509	—	—	—	—	509

			—	509	—	—	—	—	509

Total Affiliate investments			$907	$28,540	$974	$(3,654)	$1,672	$(1,208)	$26,324

Control investments
Vology, Inc.	First Lien Debt (10.5% Cash (1 month LIBOR + 8.5%, 2.0% Floor), Due 3/31/22)	$—	$228	$3,635	$—	$(3,635)	$—	$—	$—
Vology, Inc.	Class A Preferred Units (9,041,810 Units)	—	—	3,204	—	—	(5,215)	2,011	—
Vology, Inc.	Membership Units (5,363,982 Units)	—	—	—	—	—	—	—	—

Total Control investments			$228	$6,839	$—	$(3,635)	$(5,215)	$2,011	$—

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
(6)
During the second quarter of 2022, Eastport Holdings, LLC completed a refinancing and recapitalization transaction. Logan Ridge received $16.5 million in cash and $19.3 million in principal of a new debt security in exchange for all of its previous debt and equity securities, which resulted in a realized gain of approximately $16.0 million on the Company’s equity interest. As a result of this transaction, Eastport Holdings, LLC is no longer an affiliate of the Company.

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

LOGAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
KeyBank Credit Facility
On October 30, 2020, Capitala Business Lending, LLC (“CBL”), a direct, wholly owned, consolidated subsidiary of the Company, entered into a senior secured revolving credit agreement (“the KeyBank Credit Facility”), with the investment adviser at the time, as collateral manager, the lenders from time to time parties thereto (each a “Lender”),
KeyBank National Association
, as administrative agent, and U.S. Bank National Association, as custodian. The KeyBank Credit Facility was amended on May 10, 2022 and October 20, 2022. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $75.0 million as of May 10, 2022, with an uncommitted accordion feature that allows the Company to borrow up to an additional $125.0 million. The KeyBank Credit Facility matures on May 10, 2027, unless there is an earlier termination or event of default. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through May 10, 2025, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at 1M Term SOFR plus 2.90% during the 3-year revolving period and 3.25% thereafter, with a 0.40% 1M Term SOFR floor. CBL will also pay an unused commitment fee at a rate of (1) 1.00% if utilization is less than or equal to
30.0
%, (2) 0.65% if utilization is greater than 30.0% but less than or equal to 60.0%, or (3) 0.35% if utilization is greater than 60.0%, per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility. As of December 31, 2022 and December 31, 2021, there were draws of $55.9 million and zero, respectively, on the KeyBank Credit Facility. The KeyBank Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2022 and 2021, assets pledged to secure the KeyBank Credit Facility had a fair value of $111.3 million and $57.7 million, respectively.
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
Permanent differences between taxable income and net investment income for financial reporting purposes are reclassified among the capital accounts in the financial statements to reflect their tax character. During the years ended December 31, 2022, 2021 and 2020, the Company reclassified for book purposes amounts arising from permanent differences in the book and tax basis of partnership investments sold, the Company’s investments in its underlying Taxable Subsidiaries and other book and tax differences in the character of distributions paid. Such reclassifications are reported in “Tax reclassifications of stockholders’ equity” in accordance with generally accepted accounting principles and “Distributions—Return of Capital” in the statements of changes in net assets for the years ended December 31, 2022, 2021 and 2020, respectively.
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

Capital losses in excess of capital gains earned in a tax year may generally be carried forward by a C-Corporation for up to
5
years and used to offset taxes that would otherwise be payable on capital gains, subject to certain limitations. As of December 31, 2022, the Company has a net capital loss carry forward of $
95.6
million, of which $
90.6
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
and filed returns as such. Thus, the Company has determined that there was no quantitative impact to the consolidated statements of assets and liabilities, the consolidated statements of operations, the consolidated statements of changes in net assets, or the consolidated statements of cash flows as of and for the years ended December 31, 2022, 2021 and 2020, as illustrated in the following disclosures which the Company prepared as a C-Corporation during the period. The Company requalified as a RIC in 2023 and did not have a net unrealized gain on its portfolio as of the first day of the fiscal year the Company requalified as a RIC that would be subject to tax if recognized within the subsequent five years.
Deferred U.S. federal income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and U.S. federal income tax purposes. The following tables have been restated such that they present the components of deferred tax assets (liabilities) as of December 31, 2022, 2021 and 2020 based on the Company’s tax status as a C-Corporation, excluding its Taxable Subsidiaries (dollars in thousands):

	As of December 31,
	2022 (Restated) (1)	2021 (Restated) (1)	2020 (Restated) (1)
Deferred tax assets:
Net operating loss carryforwards	$4,561	$4,015	$2,912
Capital loss carryforwards	23,099	25,452	24,247
Other deferred tax assets	4,247	—	6,108
Less valuation allowance	(31,907)	(29,244)	(33,267)

Total deferred tax assets	—	223	—

Deferred tax liabilities:
Net unrealized depreciation on investments	—	223	—
Total deferred tax liabilities	—	223	—

Net deferred tax asset	$—	$—	$—

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

As of December 31, 2022, 2021 and 2020, the valuation allowance on the restated deferred tax assets of the Company, excluding its Taxable Subsidiaries, was $
31.9 million, $
29.2 million and $
33.3
million, respectively, which represents the tax effect of net operating losses and capital losses that we do not believe we will realize through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.
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
21
% to net investment income (loss) and net realized and unrealized appreciation (depreciation) on investments for the years ended December 31, 2022, 2021 and 2020, as follows (dollars in thousands):

	For the Years ended December 31,
	2022 (Restated) (1)	2021 (Restated) (1)	2020 (Restated) (1)
Tax (benefit) expense at statutory rates	$(2,525)	$(403)	$(7,444)
State income tax (benefit) expense, net of federal benefit	(380)	(61)	(1,120)
Other adjustments	4,095	(1,603)	3,823
Change in valuation allowance	(1,190)	2,067	4,741

Total tax provision (benefit), net	$—	$—	$—

(1)
The Company, excluding its Taxable Subsidiaries, previously did not have, or report in its financial statements, any income tax expense (benefit) on its taxable income on the basis that it believed it qualified as a RIC under the Code and thus would not be subject to income taxes on its taxable income that the Company distributed timely to shareholders in accordance with Subchapter M of the Code. Accordingly, the restated balances presented in the table above also represent the corresponding impact of the Restatement Adjustments.

For the years ended December 31, 2022, 2021 and 2020, the components of the Company’s tax provision (benefit), excluding its Taxable Subsidiaries, which has been restated to reflect its tax status as a C-Corporation during the respective periods, include the following:

	For the Years Ended December 31,
	2022	2021	2020
Current tax provision (benefit)
Federal	$—	$—	$—
State	—	—	—

Total current tax provision (benefit), net	$—	$—	$—

	For the Years Ended December 31,
	2022 (Restated) (1)	2021 (Restated) (1)	2020 (Restated) (1)
Deferred tax provision (benefit)
Federal	$(475)	$(2,005)	$(3,620)
State	(71)	(302)	(545)
Less valuation allowance	546	2,307	4,165

Total deferred tax provision (benefit), net	$—	$—	$—

(1)
The Company, excluding its Taxable Subsidiaries, previously did not have, or report in its financial statements, any a deferred tax provision (benefit) on the basis that it believed it qualified as a RIC under the Code and thus would not be subject to income taxes on its taxable income that the Company distributed timely to shareholders in accordance with Subchapter M of the Code. Accordingly, the restated balances presented in the table above also represent the corresponding impact of the Restatement Adjustments.

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
Components of deferred tax assets (liabilities) for the Taxable Subsidiaries as of December 31, 2022 and 2021 are as follows (dollars in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$3,940	$2,870
Capital loss carryforwards	455	1,034
Other deferred tax assets	4	53
Less valuation allowance	(3,951)	(2,457)

Total deferred tax assets	448	1,500

Deferred tax liabilities:
Net unrealized depreciation on investments	448	1,500

Total deferred tax liabilities	448	1,500

Net deferred tax asset	$—	$—

At December 31, 2022 and 2021, the valuation allowance on deferred tax assets of the Taxable Subsidiaries was
$
4.0
million and $
2.5
million, respectively, which represents the tax effect of net operating losses that we do not believe we will realize through future taxable income. Any adjustments to the Taxable Subsidiaries’ valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.
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

LOGAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

For the years ended December 31, 2022, 2021 and 2020, the components of the Taxable Subsidiaries’ tax provision (benefit) include the following:

	For the Years Ended December 31,
	2022	2021	2020
Tax provision (benefit)
Federal	$938	$(1,918)	$(1,297)
State	556	(246)	(158)
Less valuation allowance	(1,494)	2,164	1,455

Total tax provision (benefit), net	$—	$—	$—

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
Note 11. Earnings Per Share
In accordance with the provisions of ASC Topic 260—
Earnings per Share
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
The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share resulting from operations for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands, except share and per share data):

	For the Years Ended December 31,
	2022 (1)	2021	2020
Net decrease in net assets resulting from operations—basic and diluted (1)	$(12,024)	$(1,918)	$(35,447)
Weighted average common stock outstanding – basic and diluted (1)	2,711,068	2,711,068	2,709,169

Net decrease in net assets per share from operations—basic and diluted (1)	$(4.44)	$(0.71)	$(13.08)

(1)
Basic and diluted shares of the Company’s common stock have been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.

Note 12. Distributions
The Company’s distributions are recorded on the record date. Stockholders have the option to receive payment of the distribution in cash, shares of the Company’s common stock, or a combination of cash and shares of common stock. Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. The Company’s Board determined not to declare any distributions during the years ended December 31, 2022 and December 31, 2021. For the year ended December 31, 2020, total distributions of $
4.1
million were comprised of approximately $
0.7
million from ordinary income and $
3.4
million from return of capital.

LOGAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Note 13. Financial Highlights
The following is a schedule of financial highlights for the years ended December 31, 2022, 2021, 2020, 2019 and 2018 (dollars in thousands, except share and per share data, unless otherwise noted):

	For the Years Ended December 31,
	2022	2021	2020	2019	2018
Per share data (1) :
Net asset value at beginning of year	$39.48	$40.19	$54.84	$71.26	$83.46
Net investment (loss) income (2)	(0.43)	(1.32)	0.02	4.86	6.01
Net realized gain (loss) on investments (2)	5.08	(2.94)	(8.88)	(7.35)	(13.06)
Net change in unrealized (depreciation) appreciation on investments (2)	(9.09)	3.93	(4.29)	(7.56)	(2.23)
Net change in unrealized (depreciation) appreciation on written call option (2)	—	—	—	—	2.55
Tax (provision) benefit (2)	—	—	—	(0.23)	0.72
Net realized (loss) gain on extinguishment of debt (2)	—	(0.38)	0.06	—	—
Distributions – return of capital (3)	—	—	(1.26)	(0.99)	—
Distributions – net investment income (3)	—	—	(0.24)	(5.01)	(6.00)
Other (4)	—	—	(0.06)	(0.14)	(0.19)

Net asset value at end of year	$35.04	$39.48	$40.19	$54.84	$71.26

Net assets at end of period	$95,005	$107,029	$108,947	$148,113	$190,644
Shares outstanding at end of period	2,711,068	2,711,068	2,711,068	2,700,628	2,675,258
Per share market value at end of period	$22.36	$22.99	$14.41	$52.38	$43.02
Total return based on market value (4)	(2.74)%	59.54%	(71.10)%	37.75%	12.14%
Ratio/Supplemental data:
Ratio of net investment (loss) income to average net assets	(1.15)%	(3.20)%	0.05%	7.85%	7.60%
Ratio of incentive fee, net of incentive fee waiver, to average net assets (5)	—	—	—	0.73%	0.12%
Ratio of interest and financing expenses to average net assets	7.70%	9.42%	13.23%	10.30%	8.20%
Ratio of tax provision (benefit) to average net assets	—	—	—	0.38%	(0.91)%
Ratio of other operating expenses to average net assets	8.14%	8.71%	9.82%	7.62%	6.52%
Ratio of total expenses including tax provision, net of fee waivers, to average net assets (5)	15.84%	18.12%	23.05%	19.03%	13.93%
Portfolio turnover rate (6)	48.09%	38.73%	6.90%	19.18%	22.69%
Average debt outstanding (7)	$119,677	$167,102	$256,673	$290,073	$302,420
Average debt outstanding per common share	$44.14	$61.64	$94.68	$107.41	$113.04

(1)	Shares and per share data have been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis, as described in Note 1.
(2)	Based on daily weighted average balance of shares of the Company’s common stock outstanding during the period.
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
Asset coverage per unit (1) :
KeyBank Credit Facility	$1,771	$1,849	$1,872	N/A	N/A
ING Credit Facility	N/A	N/A	N/A	$2,165	$2,391
SBA-guaranteed debentures	N/A	N/A	N/A	N/A	N/A
2022 Notes	N/A	$1,849	$1,872	$2,165	$2,391
2022 Convertible Notes	N/A	$1,849	$1,872	$2,165	$2,391
2026 Notes	$1,771	$1,849	N/A	N/A	N/A
2032 Convertible Notes	$1,771	N/A	N/A	N/A	N/A
Involuntary liquidation preference per unit (2) :
KeyBank Credit Facility	—	—	—	—	—
ING Credit Facility	—	—	—	—	—
SBA-guaranteed debentures	—	—	—	—	—
2022 Notes	—	—	—	—	—
2022 Convertible Notes	—	—	—	—	—
2026 Notes	—	—	—	—	—
2032 Convertible Notes	—	—	—	—	—
Average market value per unit (3) :
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

LOGAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Note 15. Selected Quarterly Financial Data (Unaudited)

	For the Quarter Ended
(Dollars in thousands, except per share data)	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total investment income	$4,539	$3,748	$3,303	$3,337
Net investment income (loss)	636	182	(929)	(1,051)
Net (decrease) increase in net assets resulting from operations	(3,171)	(2,961)	(5,034)	(858)
Net investment income (loss) per share	0.23	0.07	(0.34)	(0.39)
Net (decrease) increase in net assets resulting from operations per share	(1.17)	(1.09)	(1.86)	(0.32)
Net asset value per share at end of period	$35.04	$36.21	$37.31	$39.16

	For the Quarter Ended
(Dollars in thousands, except per share data)	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total investment income	$3,411	$3,373	$5,044	$4,926
Net investment (loss) income	(1,333)	(1,510)	34	(783)
Net increase (decrease) in net assets resulting from operations	(3,232)	(3,486)	(7,554)	12,354
Net investment (loss) income per share	(0.48)	(0.56)	0.01	(0.29)
Net increase (decrease) in net assets resulting from operations per share	(1.19)	(1.29)	(2.79)	4.56
Net asset value per share at end of period	$39.48	$40.67	$41.96	$44.74
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

(a) Evaluation of Disclosure Controls and Procedures

In connection with the restatement of our financial statements as of and for the years ended December 31, 2022 and 2021 and the filing of this Form 10-K/A due to the identification, in March of 2024, of a material weakness in our internal controls over financial reporting related to our failure to satisfy the requirements to maintain our special tax status as a RIC for the years ended December 31, 2020, December 31, 2021 and December 31, 2022, we, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022 (the end of the period covered by this report). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that, due to a material weakness in the Company’s internal control over financial reporting, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Accordingly, this Form 10-K/A amends the conclusion in the our Original Filing, which indicated that our disclosure controls and procedures were effective, based on the evaluation conducted prior to the discovery of the material weakness. Notably, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives.

Notwithstanding the material weakness, management believes that our consolidated financial statements included in this Form 10-K/A are presented fairly, in all material respects, for the years ended December 31, 2022, 2021 and 2020. We have begun the process of, and are focused on, further enhancing effective internal control measures to improve our internal control over financial reporting and to remediate the identified material weakness.

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

(b) Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. Our internal control system is a process designed to provide reasonable assurance to our management and the Board regarding the preparation and fair presentation of published financial statements.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Although at the time of its initial assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022, based on management’s re-assessment after discovering the aforementioned material weakness, management determined that the Company’s internal control over financial reporting was not effective as of December 31, 2022, and that the we did not maintain effective internal control over financial reporting due to the material weakness described herein.

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1	Articles of Amendment and Restatement(1)

3.2	Articles of Amendment(6)

3.3	Certificate of Limited Partnership of CapitalSouth Partners Fund II Limited Partnership(2)

3.4	Certificate of Limited Partnership of CapitalSouth Fund III, L.P. (f/k/a CapitalSouth Partners SBIC Fund III, L.P.)(2)

3.5	Bylaws(1)

3.6	Form of Amended and Restated Limited Partnership Agreement of CapitalSouth Partners Fund II Limited Partnership(3)

3.7	Form of Amended and Restated Agreement of Limited Partnership of CapitalSouth Fund III, L.P. (f/k/a CapitalSouth Partners SBIC Fund III, L.P.)(3)

4.1	Form of Common Stock Certificate(1)

4.2	Form of Base Indenture(4)

4.3	Form of Fourth Supplemental Indenture relating to the 5.25% notes due 2026, by and between the Registrant and U.S. Bank National Association, as trustee, including the form of Global Note(8)

4.4	Description of Securities(9)

10.1	Form of Dividend Reinvestment Plan(1)

10.2	Form of Investment Advisory Agreement by and between Registrant and Mount Logan Management, LLC(5)

10.3	Form of Custodian Agreement(1)

10.4	Form of Administration Agreement by and between Registrant and BC Partners Management LLC.(5)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.6	Fee Waiver Agreement, dated as of July 1, 2021, between Logan Ridge Finance Corporation and Mount Logan Management LLC(5)

10.7	Third Amendment to Revolving Credit Facility, dated as of October 20, 2022, among Capitala Business Lending, LLC, as the borrower, Mount Logan Management, LLC, as the collateral manager, the lenders from to time to time parties thereto, KeyBank National Association, as the administrative agent, and U.S. Bank National Association, as the custodian(7)

10.8	Note Purchase Agreement, dated as of April 1, 2022, by and among Logan Ridge Finance Corporation and the Purchasers (as defined therein)(8)

14.1	Code of Ethics(10)

21.1	List of Subsidiaries(10)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SHC	Inline XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith)

(1)	Previously filed in connection with the Pre-Effective Amendment No. 1 to Logan Ridge Finance Corporation’s registration statement on Form N-2 (File No. 333-188956) filed on September 9, 2013.
(2)	Previously filed in connection with Pre-Effective Amendment No. 2 to Logan Ridge Finance Corporation’s registration statement on Form N-2 (File No. 333-188956) filed on September 16, 2013.
(3)	Previously filed in connection with Pre-Effective Amendment No. 5 to Logan Ridge Finance Corporation’s registration statement on Form N-2 (File No. 333-188956) filed on September 24, 2013.

(4)	Previously filed in connection with Pre-Effective Amendment No. 2 to Logan Ridge Finance Corporation’s registration statement on Form N-2 (File No. 333-193374) filed on May 21, 2014.
(5)	Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 8-K filed on July 1, 2021.
(6)	Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 8-K filed on August 4, 2020.
(7)	Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 8-K filed on October 21, 2022.
(8)	Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 8-K on April 6, 2022.
(9)	Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 10-K filed on March 2, 2020.
(10)	Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 10-K filed on March 9, 2023.

ITEM 16.	FORM 10-K SUMMARY

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