Form 10-Q
period 2024-06-30
Logan Ridge Finance Corp.
filed 2024-08-08
CIK 1571329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

The number of shares of Logan Ridge Finance Corporation’s common stock, $0.01 par value, outstanding as of August 5, 2024 was 2,676,062.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of June 30, 2024	As of December 31, 2023
	(unaudited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $172,733 and $170,972, respectively)	$157,181	$161,880
Affiliate investments (amortized cost of $30,097 and $25,546, respectively)	38,372	27,778
Total investments at fair value (amortized cost of $202,830 and $196,518, respectively)	195,553	189,658
Cash and cash equivalents	4,284	3,893
Interest and dividend receivable	2,017	1,374
Prepaid expenses	1,783	2,163
Other assets	687	—
Total assets	$204,324	$197,088
LIABILITIES
2026 Notes (net of deferred financing costs and original issue discount of $876 and $1,057, respectively)	$49,124	$48,943
2032 Convertible Notes (net of deferred financing costs and original issue discount of $751 and $999, respectively)	11,249	14,001
KeyBank Credit Facility (net of deferred financing costs of $812 and $982, respectively)	52,293	38,571
Management and incentive fees payable	909	869
Interest and financing fees payable	1,092	949
Accounts payable and accrued expenses	996	833
Payable for unsettled trades	—	3,747
Total liabilities	$115,663	$107,913
Commitments and contingencies (Note 2)
NET ASSETS
Common stock, par value $0.01, 100,000,000 shares of common stock authorized, 2,676,062 and 2,674,698 shares of common stock issued and outstanding, respectively	$27	$27
Capital in excess of par value	188,437	188,405
Total distributable loss	(99,803)	(99,257)
Total net assets	$88,661	$89,175
Total liabilities and net assets	$204,324	$197,088
Net asset value per share	$33.13	$33.34

See accompanying notes to consolidated financial statements

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
INVESTMENT INCOME
Interest income:
Non-control/non-affiliate investments	$4,526	$4,773	$9,159	$9,377
Affiliate investments	109	134	109	298
Total interest income	4,635	4,907	9,268	9,675
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	476	271	812	687	(1)
Affiliate investments	42	48	59	96
Total payment-in-kind interest and dividend income	518	319	871	783
Dividend income:
Affiliate investments	17	19	34	33
Total dividend income	17	19	34	33
Other income:
Non-control/non-affiliate investments	46	99	46	109
Affiliate investments	154	—	154	—
Total other income	200	99	200	109
Total investment income	5,370	5,344	10,373	10,600
EXPENSES
Interest and financing expenses	2,303	2,236	4,310	4,305
Base management fee	909	946	1,802	1,876
Directors' expense	175	135	325	270
Administrative service fees	255	224	456	481
General and administrative expenses	978	764	1,783	1,556
Total expenses	4,620	4,305	8,676	8,488
NET INVESTMENT INCOME	750	1,039	1,697	2,112
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on investments:
Non-control/non-affiliate investments	(200)	(2,362)	87	(3,868)
Net realized gain (loss) on investments	(200)	(2,362)	87	(3,868)
Net change in unrealized appreciation (depreciation) on investments:
Non-control/non-affiliate investments	(2,556)	510	(6,460)	(740)
Affiliate investments	1,464	4,053	6,043	5,086
Net change in unrealized appreciation (depreciation) on investments	(1,092)	4,563	(417)	4,346
Total net realized and change in unrealized gain (loss) on investments	(1,292)	2,201	(330)	478
Net realized loss on extinguishment of debt	(116)	—	(174)	—
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(658)	$3,240	$1,193	$2,590
NET INCREASE (DECREASE) IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC (SEE NOTE 9)	$(0.25)	$1.20	$0.45	$0.96
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – BASIC (SEE NOTE 9)	2,676,018	2,703,871	2,677,187	2,707,399
NET INCREASE (DECREASE) IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – DILUTED (SEE NOTE 9)	$(0.25)	$1.07	$0.45	$0.94
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – DILUTED (SEE NOTE 9)	2,676,018	3,243,374	2,677,187	3,246,902
DISTRIBUTIONS PAID PER SHARE	$0.33	$0.22	$0.65	$0.40

(1)
During the six months ended June 30, 2023, the Company received $0.2 million of non-recurring fee income that was paid in-kind and included in this financial statement line item.

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share data)

(unaudited)

	Common Stock		Additional	Total
	Number of		Paid in	Distributable
For the Three Months Ended June 30, 2024 and 2023	Shares	Par Value	Capital	Loss	Total
BALANCE, March 31, 2024	2,675,936	$27	$188,430	$(98,262)	$90,195
Net investment income	—	—	—	750	750
Net realized loss on investments	—	—	—	(200)	(200)
Net realized loss on extinguishment of debt	—	—	—	(116)	(116)
Net change in unrealized depreciation on investments	—	—	—	(1,092)	(1,092)
Stock issued under dividend reinvestment plan	126	—	7	—	7
Distributions declared	—	—	—	(883)	(883)
BALANCE, June 30, 2024	2,676,062	$27	$188,437	$(99,803)	$88,661

BALANCE, March 31, 2023	2,709,583	$27	$191,007	$(97,201)	$93,833
Net investment income	—	—	—	1,039	1,039
Net realized loss on investments	—	—	—	(2,362)	(2,362)
Net change in unrealized appreciation on investments	—	—	—	4,563	4,563
Repurchase of common stock	(12,487)	—	(256)	—	(256)
Stock issued under dividend reinvestment plan	47	—	1	—	1
Distributions declared	—	—	—	(592)	(592)
BALANCE, June 30, 2023	2,697,143	$27	$190,752	$(94,553)	$96,226

	Common Stock		Additional	Total
	Number of		Paid in	Distributable
For the Six Months Ended June 30, 2024 and 2023	Shares	Par Value	Capital	Loss	Total
BALANCE, December 31, 2023	2,674,698	$27	$188,405	$(99,257)	$89,175
Net investment income	—	—	—	1,697	1,697
Net realized gain on investments	—	—	—	87	87
Net realized loss on extinguishment of debt	—	—	—	(174)	(174)
Net change in unrealized depreciation on investments	—	—	—	(417)	(417)
Issuance of common stock in debt conversion	22,105	—	496	—	496
Repurchase of common stock	(20,867)	—	(471)	—	(471)
Stock issued under dividend reinvestment plan	126	—	7	—	7
Distributions declared	—	—	—	(1,739)	(1,739)
BALANCE, June 30, 2024	2,676,062	$27	$188,437	$(99,803)	$88,661

BALANCE, December 31, 2022	2,711,068	$27	$191,038	$(96,060)	$95,005
Net investment income	—	—	—	2,112	2,112
Net realized loss on investments	—	—	—	(3,868)	(3,868)
Net change in unrealized appreciation on investments	—	—	—	4,346	4,346
Repurchase of common stock	(14,112)	—	(290)	—	(290)
Stock issued under dividend reinvestment plan	187	—	4	—	4
Distributions declared	—	—	—	(1,083)	(1,083)
BALANCE, June 30, 2023	2,697,143	$27	$190,752	$(94,553)	$96,226

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$1,193	$2,590
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(11,335)	(12,242)
Repayments and sales of investments	6,495	11,242
Net realized (gain) loss on investments	(87)	3,868
Net realized loss on extinguishment of debt	174	—
Net change in unrealized (appreciation) depreciation on investments	417	(4,346)
Payment-in-kind interest and dividends	(871)	(783)
Accretion of original issue discount on investments	(514)	(736)
Amortization of deferred financing fees and original issue discount	420	411
Changes in assets and liabilities:
Interest and dividend receivable	(643)	(435)
Prepaid expenses	380	397
Other assets	(687)	59
Management and incentive fees payable	40	13
Interest and financing fees payable	143	58
Payable for unsettled trades	(3,747)	—
Accounts payable and accrued expenses	163	268
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(8,459)	364
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of 2032 Convertible Notes	(2,500)	—
Borrowings under KeyBank Credit Facility	16,000	14,000
Repayments under KeyBank Credit Facility	(2,447)	(13,501)
Distributions paid to shareholders	(1,732)	(1,079)
Repurchase of common stock	(471)	(290)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,850	(870)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	391	(506)
CASH AND CASH EQUIVALENTS, beginning of period	3,893	6,793
CASH AND CASH EQUIVALENTS, end of period	$4,284	$6,287
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3,724	$3,809
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock on our convertible debt	$500	$—
Distributions paid through dividend reinvestment plan share issuances	$7	$4

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(in thousands, except for units/shares)

June 30, 2024

(unaudited)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies - 177.3%
First Lien/Senior Secured Debt - 134.3%
Accordion Partners LLC	Industrials	11.35%	SOFR + 6.02%	0.75%	08/29/2029	5,386	$5,294	$5,370	(16)
Accordion Partners LLC (Revolver)	Industrials	11.57%	SOFR + 6.25%	0.75%	08/31/2028	765	741	760	(12)
Accurate Background, LLC	Information Technology	11.60%	SOFR + 6.00%	1.00%	03/26/2029	4,390	4,167	4,302	(16)
AIDC Intermediateco 2, LLC (Peak Technologies)	Information Technology	11.72%	SOFR + 6.40%	1.00%	07/22/2027	4,925	4,871	4,854	(16)
American Academy Holdings, LLC	Healthcare	15.21%	SOFR + 4.50%, 5.25% PIK	3.25%	08/01/2024	2,682	2,670	2,699	(16)
American Clinical Solutions	Healthcare	12.33%	SOFR + 7.00%, 5.33% PIK	1.00%	06/30/2025	6,179	6,179	4,823
AP Core Holdings II, LLC	Information Technology	10.96%	SOFR + 5.50%	0.75%	07/21/2027	1,078	1,070	949	(16)
AP Core Holdings II, LLC	Information Technology	10.96%	SOFR + 5.50%	0.75%	07/21/2027	1,250	1,240	1,095	(16)
Astro Acquisition, LLC (Cooper Machinery Services)	Industrials	10.83%	SOFR + 5.50%	1.00%	12/13/2027	1,995	1,977	1,980	(16)
BetaNXT, Inc.	Financials	11.08%	SOFR + 5.75%	—	07/02/2029	2,352	2,223	2,256	(16)
BetaNXT, Inc. (Revolver)	Financials	9.84%	SOFR + 4.50%	—	07/01/2027	204	204	185	(12)
Bradshaw International, Inc.	Consumer Discretionary	11.19%	SOFR + 5.75%	1.00%	10/21/2027	495	487	490	(16)
Bradshaw International, Inc. (Revolver)	Consumer Discretionary	—	SOFR + 5.75%	1.00%	10/21/2026	—	(11)	(9)	(12)(17)
Critical Nurse Staffing, LLC	Healthcare	11.99%	SOFR + 6.50%	1.00%	10/30/2026	5,361	5,317	5,361	(16)
Critical Nurse Staffing, LLC (Revolver)	Healthcare	—	SOFR + 5.75%	1.00%	10/30/2026	—	(8)	—	(12)(17)
Datalink, LLC	Healthcare	12.19%	SOFR + 6.75%	1.00%	11/23/2026	5,700	5,700	5,418	(16)
Dentive, LLC	Healthcare	12.08%	SOFR + 6.75%	1.00%	12/26/2028	1,796	1,753	1,760	(16)
Dentive, LLC (Revolver)	Healthcare	—	SOFR + 7.00%	1.00%	12/23/2028	—	(4)	(4)	(12)(17)
Dodge Data & Analytics LLC	Information Technology	10.23%	SOFR + 4.75%	0.50%	02/12/2029	1,470	1,455	1,098	(16)
Epic Staffing Group	Industrials	11.34%	SOFR + 6.00%	0.50%	06/28/2029	4,910	4,736	4,717	(16)
Florida Food Products, LLC	Consumer Staples	10.34%	SOFR + 5.00%	0.75%	10/18/2028	1,970	1,888	1,718	(16)
Fortis Payment Systems, LLC	Financials	11.18%	SOFR + 5.75%	1.00%	02/13/2026	1,590	1,561	1,575	(12)(16)
Hudson Hospital OpCo, LLC	Healthcare	13.43%	SOFR + 8.00%	3.00%	11/04/2023	3,060	3,060	3,039	(16)
HUMC Opco, LLC	Healthcare	13.43%	SOFR + 8.00%	3.00%	11/04/2023	3,890	3,890	3,765	(16)
H.W. Lochner, Inc.	Industrials	12.21%	SOFR + 6.75%	1.00%	07/02/2027	912	892	898	(16)
IDC Infusion Services LLC	Healthcare	11.85%	SOFR + 6.50%	1.00%	07/07/2028	2,185	2,135	2,149	(12)(16)
IJKG OpCo, LLC	Healthcare	13.43%	SOFR + 8.00%	3.00%	11/04/2023	2,040	2,040	2,026	(16)
JO ET Holdings Limited	Information Technology	18.34%	SOFR + 6.00%, 7.00% PIK	1.00%	12/15/2026	1,145	1,135	1,168	(16)
Keg Logistics LLC	Consumer Discretionary	11.49%	SOFR + 6.00%	1.00%	11/23/2027	7,347	7,285	7,235	(16)
Keg Logistics LLC (Revolver)	Consumer Discretionary	11.67%	SOFR + 6.19%	1.00%	11/23/2027	872	865	858
Material Handling Systems, Inc.	Industrials	10.80%	SOFR + 5.50%	0.50%	06/08/2029	759	702	680	(16)
Money Transfer Acquisition Inc.	Financials	13.69%	SOFR + 8.25%	1.00%	12/14/2027	6,070	5,986	5,946	(16)
Morae Global Corporation	Information Technology	13.47%	SOFR + 8.00%	2.00%	10/26/2026	3,148	2,989	3,074	(16)
Morae Global Corporation (Revolver)	Information Technology	—	SOFR + 8.00%	2.00%	10/26/2026	—	(13)	(7)	(12)(17)
Neptune BidCo US Inc.	Communication Services	10.41%	SOFR + 5.00%	0.50%	04/11/2029	1,485	1,359	1,401	(16)
Orthopaedic (ITC) Buyer, LLC	Healthcare	11.93%	SOFR + 6.50%	1.00%	07/31/2028	2,344	2,296	2,334	(12)(16)
PhyNet Dermatology LLC	Healthcare	11.82%	SOFR + 6.50%	1.00%	10/20/2029	488	477	482	(12)(16)
Premier Imaging, LLC	Healthcare	13.60%	SOFR + 7.57%, 13.60% PIK	1.00%	01/02/2025	2,736	2,722	2,437	(16)
RN Enterprises, LLC	Healthcare	11.95%	SOFR + 6.50%	1.00%	12/23/2025	1,993	1,974	1,926	(16)
Sequoia Healthcare Management LLC	Healthcare Management	—	—	—	11/04/2023	11,935	11,936	6,682	(7)
South Street Securities Holdings, Inc.	Financials	9.00%	—	—	09/20/2027	450	402	345
STG Logistics	Industrials	11.48%	SOFR + 6.00%	0.75%	03/24/2028	2,456	2,402	1,867	(16)
Synamedia Americas Holdings, Inc.	Communication Services	13.08%	SOFR + 7.75%	1.00%	12/05/2028	2,679	2,596	2,606	(16)
Tactical Air Support, Inc.	Industrials	13.97%	SOFR + 8.50%	1.00%	12/22/2028	1,714	1,676	1,674	(12)(16)
Taoglas Group Holdings Limited	Information Technology	12.58%	SOFR + 7.25%	1.00%	02/28/2029	2,326	2,272	2,227	(16)
Taoglas Group Holdings Limited (Revolver)	Information Technology	12.57%	SOFR + 7.25%	1.00%	02/28/2029	523	508	496	(12)(16)
TransNetwork LLC	Financials	10.83%	SOFR + 5.50%	0.50%	12/29/2030	3,791	3,739	3,791	(16)
VBC Spine Opco LLC (DxTx Pain and Spine LLC)	Healthcare	13.47%	SOFR + 8.00%	2.00%	06/14/2028	1,734	1,700	1,693	(12)(16)
VBC Spine Opco LLC (DxTx Pain and Spine LLC)(Revolver)	Healthcare	—	SOFR + 8.00%	2.00%	06/14/2028	—	(2)	(3)	(12)(17)
Wealth Enhancement Group, LLC	Financials	10.83%	SOFR + 5.50%	1.00%	10/02/2027	6,854	6,832	6,854	(16)
Wealth Enhancement Group, LLC (Revolver)	Financials	—	SOFR + 6.00%	1.00%	10/02/2027	—	(1)	—	(12)(17)
Total First Lien/Senior Secured Debt							127,364	119,040
Second Lien/Senior Secured Debt - 8.1%
American Academy Holdings, LLC	Healthcare	14.50% PIK	—	—	03/01/2028	4,436	4,378	4,159
BLST Operating Company, LLC	Online Merchandise Retailer	14.94%	SOFR + 8.50%, 13.94% PIK	1.50%	08/28/2025	1,094	1,094	1,006	(8)(16)
Ivanti Software, Inc.	Information Technology	12.81%	SOFR + 7.25%	0.50%	12/01/2028	3,000	2,990	1,974
Total Second Lien/Senior Secured Debt							8,462	7,139
Subordinated Debt - 26.2%
DeltaDx Limited, LP (Money Transfer Acquisition Inc.)	Financials	15.00% PIK	—	—	06/14/2028	322	322	322
Eastport Holdings, LLC	Business Services	14.11%	SOFR + 8.50%	1.00%	09/29/2027	19,250	19,248	19,250
Lucky Bucks, LLC	Consumer Discretionary	—	—	—	05/29/2028	2,503	2,229	485	(7)
Tubular Textile Machinery, Inc.	Textile Equipment Manufacturer	5.00%	—	—	10/29/2027	5,094	5,094	3,161
Total Subordinated Debt							26,893	23,218
Collateralized Loan Obligations - 1.8%
JMP Credit Advisors CLO IV Ltd.	Financials	4.38%	—	—	07/17/2029	7,891	315	264	(13)(15)
JMP Credit Advisors CLO V Ltd.	Financials	17.60%	—	—	07/17/2030	7,320	1,455	1,332	(13)(15)
Total Collateralized Loan Obligations							1,770	1,596
Preferred Stock and Units - 1.6%
American Academy Holdings, LLC	Healthcare	—	—	—	—	102,261	—	147	(6)
MicroHoldco, LLC	General Industrial	—	—	—	—	740,237	749	522	(11)
Taylor Precision Products, Inc.	Household Product Manufacturer	—	—	—	—	379	758	758
Total Preferred Stock and Units							1,507	1,427

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

(in thousands, except for units/shares)

June 30, 2024

(unaudited)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes

Common Stock and Membership Units - 5.4%
American Academy Holdings, LLC	Healthcare	—	—	—	—	0.05	—	325	(6)
American Clinical Solutions, LLC - Class A	Healthcare	—	—	—	—	6,030,384	3,198	—	(6)
Aperture Dodge 18 LLC	Financials	—	—	—	—	2,045,271	2,045	2,241
BLST Operating Company, LLC - Class A	Online Merchandise Retailer	—	—	—	—	217,013	286	987	(6)
DxTx Pain and Spine LLC	Healthcare	—	—	—	—	59,312	97	98	(6)
Freedom Electronics, LLC	Electronic Machine Repair	—	—	—	—	181,818	182	182	(6)
Lucky Bucks, LLC	Consumer Discretionary	—	—	—	—	50,066	742	691
Morae Global Corporation - Warrants	Information Technology	—	—	—	—	1	122	182
South Street Securities Holdings, Inc. - Warrants	Financials	—	—	—	—	567	65	55
Total Common Stock and Membership Units							6,737	4,761
Total Investments in Non-Control, Non-Affiliate Portfolio Companies							172,733	157,181
Investments in Affiliated Portfolio Companies - 43.3%^
First Lien/Senior Secured Debt - 6.9%
MMI Holdings, LLC	Medical Device Distributor	—	—	—	06/28/2024	2,600	2,600	2,543	(7)
Riddell, Inc.	Consumer Discretionary	11.33%	SOFR + 6.00%	1.00%	03/29/2029	3,614	3,552	3,550	(12)(16)
Total First Lien/Senior Secured Debt							6,152	6,093
Second Lien/Senior Secured Debt - 1.0%
MMI Holdings, LLC	Medical Device Distributor	—	—	—	06/28/2024	400	400	367	(7)
V12 Holdings, Inc.	Data Processing & Digital Marketing	—	—	—	—	509	490	506	(11)
Total Second Lien/Senior Secured Debt							890	873
Joint Ventures - 0.5%
Great Lakes Funding II LLC - Series A	Financials	—	—	—	—	393	393	407	(12)(15)
Total Joint Ventures							393	407
Preferred Stock and Units - 9.3%
EBSC Holdings LLC (Riddell, Inc.)	Consumer Discretionary	10.00% PIK	—	—	—	1,025	1,012	1,014	(14)
GA Communications, Inc. - Series A-1	Advertising & Marketing Services	—	—	—	—	1,998	3,476	3,540
GreenPark Infrastructure, LLC - Series A	Industrials	—	—	—	—	400	200	200	(6)
MMI Holdings, LLC	Medical Device Distributor	—	—	—	—	1,000	1,998	1,229	(6)
RAM Payment, LLC	Financial Services	6.00% PIK	—	—	—	86,000	993	2,243	(14)
Total Preferred Stock and Units							7,679	8,226
Common Stock and Membership Units - 25.7%
Burgaflex Holdings, LLC	Automobile Part Manufacturer	—	—	—	—	1,253,198	1,504	3,760	(6)
Burgaflex Holdings, LLC	Automobile Part Manufacturer	—	—	—	—	1,085,073	362	2,540	(6)
GA Communications, Inc. - Series B-1	Advertising & Marketing Services	—	—	—	—	200,000	2	359
GreenPark Infrastructure, LLC - Series M-1	Industrials	—	—	—	—	200	69	69	(6)(12)
MMI Holdings, LLC	Medical Device Distributor	—	—	—	—	45	—	—	(6)
Nth Degree Investment Group, LLC	Business Services	—	—	—	—	6,088,000	6,088	15,465
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	—	—	—	—	27,396,364	6,958	580
Total Common Stock and Membership Units							14,983	22,773
Total Investments in Affiliated Portfolio Companies^							30,097	38,372
Total Investments - 220.6%							$202,830	$195,553

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

(+) Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to SOFR or alternate base rate (commonly known as the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. SOFR loans are typically indexed to 6 month, 3 month, or 1 month SOFR rates. As of June 30, 2024, rates for the 6 month, 3 month and 1 month SOFR are 5.25%, 5.32%, and 5.34%, respectively. As of June 30, 2024, P was 8.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2024.

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
(4)
Percentages are based on net assets as of June 30, 2024.
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
(12)
The Company has an unfunded loan or investment commitment to the portfolio company at June 30, 2024. (See Note 2).
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
(15)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2024, qualifying assets represent 99% of the Company’s total assets and non-qualifying assets represent 1% of the Company’s total assets.
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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

Note 1. Organization

Logan Ridge Finance Corporation (“Logan Ridge”, the “Company”, “we”, “us”, and “our”) is an externally managed non-diversified closed-end management investment company incorporated in Maryland on February 21, 2013. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company commenced operations on May 24, 2013 and completed its initial public offering (“IPO”) on September 30, 2013. The Company is managed by Mount Logan Management LLC (the “Investment Adviser”), an investment adviser that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and BC Partners Management LLC (the “Administrator”) provides the administrative services necessary for the Company to operate. The Company has elected to be treated for United States (“U.S.”) federal income tax purposes, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III, and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III, and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their small business investment company (“SBIC”) licenses, continued to hold their existing investments at the time of the IPO and have continued to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share, resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (the “SBA-guaranteed debentures”) and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. Accordingly, as of June 30, 2024 and December 31, 2023, there were no SBA-guaranteed debentures outstanding.

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

The Company’s financial statements as of June 30, 2024 and December 31, 2023 and for the periods ended June 30, 2024 and 2023 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

June 30, 2024

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

Non-accrual investments: Management reviews all loans that become 90 days or more past due, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income and PIK interest on that loan for financial reporting purposes. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. The Company

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Non-accrual loans are returned to accrual status when the borrower’s financial condition improves such that management believes current interest and principal payments are expected to be collected. As of June 30, 2024, we had debt investments in three portfolio companies on non-accrual status with an aggregate amortized cost of $17.2 million and an aggregate fair value of $10.1 million, which represented 8.5% and 5.2% of the investment portfolio, respectively. As of December 31, 2023, we had debt investments in three portfolio companies on non-accrual status with aggregate amortized cost of $17.2 million and an aggregate fair value of $12.8 million, which represented 8.7% and 6.8% of the investment portfolio, respectively.

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

Other income: Origination fees (to the extent services are performed to earn such income upon closing), amendment fees, consent fees, and other fees associated with investments in portfolio companies are recognized as income when they are earned. Prepayment penalties received by the Company for debt instruments repaid prior to maturity date are recorded as income upon receipt.

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

Commitments and Contingencies

As of June 30, 2024 and December 31, 2023, the Company had the following unfunded commitments to existing portfolio companies (dollars in thousands):

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Accordion Partners LLC (Revolver)	First Lien/Senior Secured Debt	$765	$1,531
American Clinical Solutions, LLC(1)	First Lien/Senior Secured Debt	N/A	250
BetaNXT, Inc. (Revolver)	First Lien/Senior Secured Debt	249	408
Bradshaw International, Inc. (Revolver)	First Lien/Senior Secured Debt	922	922
Critical Nurse Staffing, LLC (Revolver)	First Lien/Senior Secured Debt	1,000	1,000
Dentive, LLC(1)	First Lien/Senior Secured Debt	N/A	344
Dentive, LLC (Revolver)	First Lien/Senior Secured Debt	187	148
Fortis Payment Systems, LLC(1)	First Lien/Senior Secured Debt	406	N/A
Great Lakes Funding II LLC - Series A	Joint Venture	101	55
GreenPark Infrastructure, LLC - Series M-1	Common Stock and Membership Units	732	732
IDC Infusion Services, LLC(1)	First Lien/Senior Secured Debt	798	799
Morae Global Corporation (Revolver)	First Lien/Senior Secured Debt	292	292
Orthopaedic (ITC) Buyer, LLC(1)	First Lien/Senior Secured Debt	638	638
PhyNet Dermatology LLC(1)	First Lien/Senior Secured Debt	259	259
Riddell, Inc.(1)	First Lien/Senior Secured Debt	364	N/A
Tactical Air Support, Inc.(1)	First Lien/Senior Secured Debt	286	286
Taoglas Group Holdings Limited (Revolver)	First Lien/Senior Secured Debt	122	261
VBC Spine Opco, LLC (DxTx Pain and Spine LLC)(1)	First Lien/Senior Secured Debt	285	713
VBC Spine Opco, LLC (DxTx Pain and Spine LLC) (Revolver)	First Lien/Senior Secured Debt	145	97
Wealth Enhancement Group, LLC (Revolver)	First Lien/Senior Secured Debt	438	438
Total Unfunded Commitments		$7,989	$9,173

(1) Delayed-draw term loan.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

In management’s opinion, no direct losses with respect to litigation contingencies were probable as of June 30, 2024 and December 31, 2023. Management is of the opinion that the ultimate resolution of such claims, if any, will not materially affect the Company’s business, financial position, results of operations, or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to litigation contingencies.

Income Taxes

The Company has elected to be treated for U.S. federal income tax purposes and intends to comply with the requirements to qualify annually as a RIC under Subchapter M of the Code and, among other things, intends to make the requisite distributions to its stockholders which will relieve the Company from U.S. federal income taxes.

In order to qualify for tax treatment as a RIC, among other requirements, the Company is required to timely distribute to its stockholders at least 90.0% of its investment company taxable income, as defined by the Code, for each fiscal tax year. The Company will be subject to a nondeductible U.S. federal excise tax of 4.0% on certain undistributed income if it does not distribute an amount at least equal to the sum of (i) 98.0% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and capital gain net income that it recognized for preceding years, but was not distributed during such years, and on which it paid no U.S. federal income tax.

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

The tax years ended December 31, 2023, 2022, 2021 and 2020 remain subject to examination by U.S. federal, state, and local tax authorities. No material interest expense or penalties have been assessed for the three and six months ended June 30, 2024 and 2023. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

For U.S. federal income tax purposes, as of June 30, 2024, the aggregate net unrealized depreciation for all securities was $9.1 million. As of June 30, 2024, gross unrealized appreciation was $16.4 million and gross unrealized depreciation was $25.5 million. The aggregate cost of securities for U.S. federal income tax purposes was $208.0 million as of June 30, 2024. For U.S. federal income tax purposes, as of December 31, 2023, the aggregate net unrealized depreciation for all securities was $11.5 million. As of December 31, 2023, gross unrealized appreciation was $11.1 million and gross unrealized depreciation was $22.6 million. The aggregate cost of securities for U.S. federal income tax purposes was $201.2 million as of December 31, 2023.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of both June 30, 2024 and December 31, 2023, the Company recorded a net deferred tax asset of zero. For both the three and six months ended June 30, 2024 and 2023, no tax provision was recorded by the Company. As of June 30, 2024 and December 31, 2023, the valuation allowance on the Company’s net deferred tax asset was $3.4 million and $3.9 million, respectively. During the three and six months ended June 30, 2024, the Company recognized a decrease in the valuation allowance of $0.5 million. During the three and six months ended June 30, 2023, the Company recognized a decrease in the valuation allowance of $0.1 million.

In accordance with certain applicable U.S. Treasury regulations and guidance issued by the Internal Revenue Service, a publicly offered RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive its entire distribution in either cash or stock of the RIC, subject to a limitation on the aggregate amount of cash available to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated pro rata among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20.0% of its entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock.

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s U.S. federal income tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of June 30, 2024 and December 31, 2023, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of June 30, 2024 and December 31, 2023. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures. The accounting standard update clarifies the segment disclosure requirements in Topic 280 and requires public entities to disclose significant segment expenses, provide all annual disclosures about a reportable segment's profit or loss and assets in interim periods, and clarify the reporting of additional measures of segment profit or loss. The amendments aim to improve consistency and comparability in segment reporting. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has evaluated the impact of adopting this new accounting standard and has concluded that the impact of the adoption will not be material to the consolidated financial statements.

Note 3. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market and traditional middle-market companies. As of June 30, 2024, our portfolio consisted of investments in 61 portfolio companies with a fair value of approximately $195.6 million. As of December 31, 2023, our portfolio consisted of investments in 60 portfolio companies with a fair value of approximately $189.7 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of June 30, 2024 and December 31, 2023, none of the fair value of our first lien loans consisted of last-out loans.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the three months ended June 30, 2024, we made approximately $1.5 million of investments and had approximately $5.6 million in repayments and sales, resulting in net repayments and sales of approximately $4.1 million for the period. During the three months ended June 30, 2023, the Company made approximately $4.8 million of investments and had approximately $4.4 million in repayments and sales, resulting in net deployment of approximately $0.4 million for the period.

During the six months ended June 30, 2024, we made approximately $11.3 million of investments and had approximately $6.5 million in repayments and sales, resulting in net deployment of approximately $4.8 million for the period. During the six months ended June 30, 2023, the Company made approximately $12.2 million of investments and had approximately $11.2 million in repayments and sales, resulting in net repayments and sales of approximately $1.0 million for the period.

As of June 30, 2024, the Company’s Investment Adviser approved the fair value of the Company’s investment portfolio of approximately $195.6 million in good faith in accordance with the Company’s valuation procedures. The Company’s Investment Adviser approved the fair value of the Company’s investment portfolio as of June 30, 2024 with input from third-party valuation firms and the Investment Adviser, as valuation designee, based on information known or knowable as of the valuation date, including trailing and forward looking data.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

The composition of our investments as of June 30, 2024, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$133,516	65.8%	$125,133	64.0%
Second Lien Debt	9,352	4.6%	8,012	4.1%
Subordinated Debt	26,893	13.3%	23,218	11.9%
Collateralized Loan Obligations	1,770	0.9%	1,596	0.8%
Joint Venture	393	0.2%	407	0.2%
Equity	30,906	15.2%	37,187	19.0%
Total	$202,830	100.0%	$195,553	100.0%

The composition of our investments as of December 31, 2023, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$128,537	65.4%	$124,007	65.4%
Second Lien Debt	8,968	4.6%	7,918	4.2%
Subordinated Debt	26,573	13.5%	23,548	12.4%
Collateralized Loan Obligations	1,600	0.8%	1,600	0.8%
Joint Venture	440	0.2%	450	0.2%
Equity	30,400	15.5%	32,135	17.0%
Total	$196,518	100.0%	$189,658	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024		December 31, 2023
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$44,634	23.0%	$47,934	25.3%
Business Services	34,715	17.8%	29,555	15.6%
Financials	25,573	13.1%	24,213	12.8%
Information Technology	21,412	10.9%	21,860	11.5%
Industrials	18,215	9.3%	16,558	8.7%
Consumer Discretionary	14,314	7.2%	10,180	5.4%
Healthcare Management	6,682	3.4%	9,465	5.0%
Automobile Part Manufacturer	6,300	3.2%	5,510	2.9%
Advertising & Marketing Services	3,899	2.0%	4,160	2.2%
Communication Services	4,007	2.0%	4,029	2.1%
Medical Device Distributor	4,139	2.1%	3,425	1.8%
Textile Equipment Manufacturer	3,161	1.6%	3,860	2.0%
Financial Services	2,243	1.1%	2,445	1.3%
Online Merchandise Retailer	1,993	1.0%	2,095	1.1%
Consumer Staples	1,718	0.9%	1,737	0.9%
Household Product Manufacturer	758	0.4%	758	0.4%
Oil & Gas Engineering and Consulting Services	580	0.3%	670	0.4%
Data Processing & Digital Marketing	506	0.3%	509	0.3%
Electronic Machine Repair	182	0.1%	245	0.1%
General Industrial	522	0.3%	212	0.1%
Testing Laboratories	—	—	238	0.1%
Total	$195,553	100.0%	$189,658	100.0%

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

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

The following table presents the fair value measurements of investments, by major class, as of June 30, 2024, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	NAV	Total
First Lien Debt	$—	$—	$125,133	$—	$125,133
Second Lien Debt	—	—	8,012	—	8,012
Subordinated Debt	—	—	23,218	—	23,218
Collateralized Loan Obligations	—	—	1,596	—	1,596
Joint Venture	—	—	—	407	407
Equity	—	—	37,187	—	37,187
Total	$—	$—	$195,146	$407	$195,553

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2024 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Collateralized Loan Obligations	Equity	Total
Balance as of January 1, 2024	$124,007	$7,918	$23,548	$1,600	$32,135	$189,208
Repayments/sales	(5,914)	—	—	(32)	(495)	(6,441)
Purchases	10,018	—	322	—	987	11,327
Payment-in-kind interest and dividends accrued	439	373	—	—	59	871
Accretion of original issue discount	303	9	—	202	—	514
Net realized (loss) gain on investments	132	—	—	—	(45)	87
Net change in unrealized appreciation (depreciation) on investments	(3,852)	(288)	(652)	(174)	4,546	(420)
Balance as of June 30, 2024	$125,133	$8,012	$23,218	$1,596	$37,187	$195,146

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2023 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Collateralized Loan Obligations	Equity	Total
Balance as of January 1, 2023	$136,896	$6,464	$25,851	$4,972	$29,006	$203,189
Repayments/sales	(11,020)	—	—	(96)	(125)	(11,241)
Purchases	12,077	—	—	—	103	12,180
Payment-in-kind interest and dividends accrued	374	310	2	—	97	783
Accretion of original issue discount	371	21	—	344	—	736
Net realized (loss) gain on investments	—	—	—	(3,993)	125	(3,868)
Net change in unrealized (depreciation) appreciation on investments	(653)	307	(1,144)	1,213	4,627	4,350
Transfers out	(7,605)	—	—	—	(637)	(8,242)
Balance as of June 30, 2023	$130,440	$7,102	$24,709	$2,440	$33,196	$197,887

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

The net change in unrealized appreciation (depreciation) on investments held was $(0.9) million and $4.5 million for the six months ended June 30, 2024 and 2023, respectively, and is included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of June 30, 2024 were as follows:

	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)(2)
First lien debt	$8.8	Market	Broker/Dealer Quotes	N/A
First lien debt	109.1	Income	Required Rate of Return	7.6% – 18.6% (11.2%)
First lien debt	2.4	Enterprise Market Value	EBITDA Multiple	7.0x
First lien debt	4.8	Enterprise Market Value	Revenue Multiple	1.2x
Second lien debt	2.0	Market	Broker/Dealer Quotes	N/A
Second lien debt	6.0	Income	Required Rate of Return	1.9% – 19.8% (15.9%)
Subordinated debt	19.6	Income	Required Rate of Return	10.9% – 15.0% (10.9%)
Subordinated debt	0.5	Enterprise Market Value	EBITDA Multiple	5.6x
Subordinated debt	3.1	Enterprise Market Value	Revenue Multiple	0.8x
Collateralized Loan Obligations	1.6	Income	Discount Margin	4.4% – 17.6% (15.4%)
Equity	0.6	Income	Stock Price Time to Exit (Years) Volatility	$98.2 - $2,140.0 ($1,939.7) 2.0 - 4.5 (4.3) 35.0% - 40.0% (39.5%)
Equity	0.5	Income	Required Rate of Return	16.9%
Equity	34.4	Enterprise Market Value and Asset(1)	EBITDA Multiple	0.2x – 18.0x (6.6x)
Equity	1.7	Enterprise Market Value	Revenue Multiple	0.3x – 10.3x (1.0x)
	$195.1

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture at June 30, 2024 and December 31, 2023 was $0.4 million and $0.5 million, respectively. Fair value has been determined utilizing the net asset value as a practical expedient pursuant to U.S. GAAP. Pursuant to the terms of the Great Lakes II LLC

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of June 30, 2024, the Company has an unfunded commitment to the Great Lakes II Joint Venture of $0.1 million.
Note 4. Transactions With Affiliated Companies

During the six months ended June 30, 2024, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2023 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	June 30, 2024 Fair Value
Affiliate investments
Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)	$—	$—	$3,090	$—	$—	$—	$670	$3,760
Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)	—	—	2,420	—	—	—	120	2,540
			—	5,510	—	—	—	790	6,300
GA Communications, Inc.	Series A-1 Preferred Stock (1,998 shares)	—	—	3,540	—	—	—	—	3,540
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)	—	—	620	—	—	—	(261)	359
			—	4,160	—	—	—	(261)	3,899
Great Lakes Funding II LLC	Series A	—	34	450	—	(47)	—	4	407
			34	450	—	(47)	—	4	407
GreenPark Infrastructure, LLC	Series A (400 Units)	—	—	200	—	—	—	—	200
GreenPark Infrastructure, LLC	Series M-1 (200 Units)	—	—	69	—	—	—	—	69
			—	269	—	—	—	—	269
MMI Holdings, LLC	First Lien Debt (Due 6/28/24)	2,600	—	2,514	—	—	—	29	2,543
MMI Holdings, LLC	Second Lien Debt (Due 6/28/24)	400	—	352	—	—	—	15	367
MMI Holdings, LLC(5)	Preferred Units (1,000 units)	—	—	559	—	—	—	670	1,229
MMI Holdings, LLC	Common Membership Units (45 units)	—	—	—	—	—	—	—	—
			—	3,425	—	—	—	714	4,139
Nth Degree Investment Group, LLC	Membership Units (6,088,000 units)	—	—	10,340	—	—	—	5,125	15,465
			—	10,340	—	—	—	5,125	15,465
RAM Payment, LLC(5)	Preferred Units (86,000 units, 6.00% PIK Dividend)	—	188	2,445	34	—	—	(236)	2,243
			188	2,445	34	—	—	(236)	2,243
Riddell, Inc.	First Lien Debt (Due 3/29/29)	3,614	109	—	3,575	(23)	—	(2)	3,550
EBSC Holdings LLC (Riddell, Inc.)	Preferred Units (1,025 units)	—	25	—	1,012	—	—	2	1,014
			134	—	4,587	(23)	—	—	4,564
Sierra Hamilton Holdings Corporation	Common Stock (27,396,364 shares)	—	—	670	—	—	—	(90)	580
			—	670	—	—	—	(90)	580
V12 Holdings, Inc.	Second Lien Debt	509	—	509	—	—	—	(3)	506
			—	509	—	—	—	(3)	506
Total Affiliate investments			$356	$27,778	$4,621	$(70)	$—	$6,043	$38,372

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

June 30, 2024

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

June 30, 2024

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

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Adviser that would, when taken together with all other incentive fees paid to the Investment Adviser during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

such payment is payable under the Investment Advisory Agreement. As of June 30, 2024 and December 31, 2023, the Company did not have incentive fees payable to the Investment Adviser related to fees earned in prior years but deferred under the incentive fee deferral mechanism.

As part of the Transaction, the Investment Adviser entered into the Fee Waiver with the Company to waive, to the extent necessary, any capital gains fee under the Investment Advisory Agreement that exceeds what would have been paid to Capitala in the aggregate over such two-year period under the prior advisory agreement. The Fee Waiver expired at the end of the two-year period.

For the three months ended June 30, 2024 and 2023, the Company incurred $0.9 million and $0.9 million in base management fees, respectively. The Company did not an earn incentive fee related to pre-incentive fee net investment income or capital gains for the three months ended June 30, 2024 and 2023.

For the six months ended June 30, 2024 and 2023, the Company incurred $1.8 million and $1.9 million in base management fees, respectively. The Company did not an earn incentive fee related to pre-incentive fee net investment income or capital gains for the six months ended June 30, 2024 and 2023.

As of June 30, 2024 and December 31, 2023, the Company had $0.9 million and $0.9 million, respectively, of management and incentive fees payable to the Investment Adviser. These amounts are reflected in the accompanying consolidated statements of assets and liabilities under the caption “Management and incentive fees payable.”

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

For the three months ended June 30, 2024 and 2023, the Company accrued $0.3 million and $0.2 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

For the six months ended June 30, 2024 and 2023, the Company accrued $0.5 million and $0.5 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

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

Trade with Affiliated Funds

There were no transactions subject to Rule 17a-7 under the 1940 Act during the three and six months ended June 30, 2024. There were no transactions subject to Rule 17a-7 under the 1940 Act during the three and six months ended June 30, 2023.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

As of June 30, 2024 and December 31, 2023, the Company had $50.0 million and $50.0 million, respectively in 2026 Notes outstanding.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2026 Notes for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense	$800	$713	$1,506	$1,419
Deferred financing costs	41	39	82	77
Total interest and financing expenses	$841	$752	$1,588	$1,496
Average outstanding balance	$50,000	$50,000	$50,000	$50,000
Average stated interest rate	6.00%	5.25%	5.62%	5.25%

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

During the three months ended June 30, 2024, the Company repaid $2.0 million of outstanding principal amount of the 2032 Convertible Notes.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

During the six months ended June 30, 2024, the Company repaid $2.0 million of outstanding principal amount of the 2032 Convertible Notes, and additionally, the Company converted $1.0 million in outstanding principal amount of the 2032 Convertible Notes. Of the $1.0 million that was converted, $0.5 million was paid in cash and $0.5 million was converted into 22,105 shares of the Company’s common stock at a rate of $22.61 per principal amount, in accordance with a Notice of Exercise of Conversion.

As of June 30, 2024 and December 31, 2023, the Company had $12.0 million and $15.0 million, respectively, in 2032 Convertible Notes outstanding.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2032 Convertible Notes for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense	$202	$223	$414	$446
Deferred financing costs	25	3	28	6
Total interest and financing expenses	$227	$226	$442	$452
Average outstanding balance	$12,022	$15,000	$13,142	$15,000
Average stated interest rate	6.00%	5.25%	5.62%	5.25%

KeyBank Credit Facility

On October 30, 2020, CBL, a direct, wholly owned, consolidated subsidiary of the Company entered into the KeyBank Credit Facility with the investment adviser at the time, as collateral manager, the lenders from time to time parties thereto (each a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. The KeyBank Credit Facility was amended on May 10, 2022 and October 20, 2022. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $75.0 million as of May 10, 2022, with an uncommitted accordion feature that allows the Company to borrow up to an additional $125.0 million. The KeyBank Credit Facility matures on May 10, 2027, unless there is an earlier termination or event of default. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through May 10, 2025, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at 1M Term SOFR plus 2.90% during the 3-year revolving period and 3.25% thereafter, with a 0.40% 1M Term SOFR floor. CBL will also pay an unused commitment fee at a rate of (1) 1.00% if utilization is less than or equal to 30.0%, (2) 0.65% if utilization is greater than 30.0% but less than or equal to 60.0%, or (3) 0.35% if utilization is greater than 60.0%, per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility. As of June 30, 2024 and December 31, 2023, there were draws of $53.1 million and $39.6 million, respectively, on the KeyBank Credit Facility. The KeyBank Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of June 30, 2024 and December 31, 2023, assets pledged to secure the KeyBank Credit Facility had a fair value of $116.3 million and $111.2 million, respectively.

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the KeyBank Credit Facility for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense	$1,132	$1,158	$2,046	$2,154
Deferred financing costs	85	85	170	169
Unused commitment fees	18	15	64	34
Total interest and financing expenses	$1,235	$1,258	$2,280	$2,357
Average outstanding balance	$54,018	$57,633	$48,705	$55,438
Average stated interest rate	8.22%	7.89%	8.23%	7.65%

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the outstanding principal and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2024, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Outstanding Principal	Fair Value	Level 1	Level 2	Level 3
2026 Notes	$50,000	$45,250	$—	$—	$45,250
2032 Convertible Notes	12,000	10,964	—	—	10,964
KeyBank Credit Facility	53,106	53,106	—	—	53,106
Total	$115,106	$109,320	$—	$—	$109,320

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

Note 7. Directors’ Expense

Our Independent Directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Board meeting and $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three and six months ended June 30, 2024, the Company recognized directors’ expense of $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2023, the Company recognized directors’ expense of $0.1 million and $0.3 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

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

During the three and six months ended June 30, 2024, the Company repurchased zero and 20,867 of its outstanding shares, respectively, under the share repurchase program at an aggregate cost of approximately zero and $0.5 million, respectively. During the three and six months ended June 30, 2023, the Company repurchased 12,487 and 14,112 of its outstanding shares, respectively, under the share repurchase program at an aggregate cost of approximately $0.3 million and $0.3 million, respectively.

During the three and six months ended June 30, 2024, the Company issued 126 and 126 shares, respectively, of common stock under its DRIP. During the three and six months ended June 30, 2023, the Company issued 47 and 187 shares, respectively, of common stock under its DRIP.

During the three and six months ended June 30, 2024, the 2032 Note Convertible Noteholders elected to convert zero and $0.5 million par of the 2032 Convertible Notes, respectively, into 22,105 shares of common stock pursuant to the Note Purchase Agreement at a rate of $22.61 per principal amount, in accordance with a Notice of Exercise of Conversion. There were no such conversion during the three and six months ended June 30, 2023.

The total number of shares of the Company’s common stock outstanding as of June 30, 2024 and December 31, 2023 was 2,676,062 and 2,674,698, respectively.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Other potentially dilutive shares of the Company’s common stock, and the related impact to earnings, are considered when calculating diluted earnings per share. For the three and six months ended June 30, 2024 and 2023, zero and 0.5 million, respectively, in convertible shares related to the 2032 Convertible Notes were considered dilutive.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the three and six months ended June 30, 2024 and 2023 (dollars in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024(1)	2023(2)	2024(1)	2023(2)
Net increase (decrease) in net assets resulting from operations - basic	$(658)	$3,240	$1,193	$2,590
Weighted average common stock outstanding – basic	2,676,018	2,703,871	2,677,187	2,707,399
Net increase (decrease) in net assets per share from operations - basic	$(0.25)	$1.20	$0.45	$0.96
Net increase (decrease) in net assets resulting from operations - basic	$(658)	$3,240	$1,193	$2,590
Adjustment for interest on the 2032 Convertible Notes and incentive fees, net	—	226	—	452
Adjusted net increase (decrease) in net assets resulting from operations - diluted	$(658)	$3,466	$1,193	$3,042
Weighted average common stock outstanding – basic	2,676,018	2,703,871	2,677,187	2,707,399
Adjustment for dilutive effect of the 2032 Convertible Notes	—	539,503	—	539,503
Adjusted weighted average common stock outstanding - diluted	2,676,018	3,243,374	2,677,187	3,246,902
Net increase (decrease) in net assets per share resulting from operations - diluted	$(0.25)	$1.07	$0.45	$0.94

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three and six months ended June 30, 2024, conversion of the 2032 Convertible Notes into 0.5 million shares was not assumed as the effect on diluted earnings per share would be anti-dilutive.
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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

The following table summarizes the Company's distribution declarations for the six months ended June 30, 2024 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
March 11, 2024	March 25, 2024	April 2, 2024	$0.32	$856	—	$—
May 7, 2024	May 21, 2024	May 31, 2024	0.33	883	126	7
Total Distributions Declared and Distributed for 2024			$0.65	$1,739	126	$7

The following table summarizes the Company's distribution declarations for the six months ended June 30, 2023 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
March 6, 2023	March 20, 2023	March 31, 2023	$0.18	$488	140	$3
May 9, 2023	May 22, 2023	May 31, 2023	0.22	595	47	1
Total Distributions Declared and Distributed for 2023			$0.40	$1,083	187	$4

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2024 and 2023 (dollars in thousands, except share and per share data):

	For the Six Months Ended June 30,
	2024	2023
Per share data:
Net asset value at beginning of period	$33.34	$35.04
Net investment income(1)	0.63	0.78
Net realized gain (loss) on investments(1)	0.04	(1.43)
Net change in unrealized (depreciation) on investments(1)	(0.16)	1.61
Net realized (loss) on extinguishment of debt(1)	(0.07)	—
Dilutive effect of common stock issuance(1)	(0.08)	—
Distributions - net investment income	(0.65)	(0.40)
Accretive effect of common stock repurchases(1)	0.08	0.08
Net asset value at end of year	$33.13	$35.68
Net assets at end of period	$88,661	$96,226
Shares outstanding at end of period	2,676,062	2,697,143
Per share market value at end of period	$22.40	$20.71
Total return based on market value(2)	2.12%	(5.47)%
Ratio/Supplemental data:
Ratio of net investment income (loss) to average net assets	3.80%	4.48%
Ratio of interest and financing expenses to average net assets	9.65%	9.14%
Ratio of other operating expenses to average net assets	9.77%	8.88%
Ratio of total expenses including tax provision, net of fee waivers to average net assets(3)	19.42%	18.02%
Portfolio turnover rate(4)	3.33%	5.50%
Average debt outstanding(5)	$111,847	$120,438
Average debt outstanding per common share(1)	$41.78	$44.48
Asset coverage ratio per unit(6)	$1,761	$1,779

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

Note 12. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of June 30, 2024, other than as set forth below.

On August 7, 2024, the Company’s Board of Directors approved a distribution of $0.33 per share, payable on August 30, 2024 to stockholders of record as of August 22, 2024.

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
•
geopolitical instability and volatility in the global markets caused by events such as the deterioration in the bilateral relationship between the U.S. and China, the conflict between Russia and Ukraine, and the conflict between Israel and Hamas;
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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally must invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150%, if certain requirements are met, after such borrowing, with certain limited exceptions. As of June 30, 2024, our asset coverage ratio was 176%. To maintain our regulated investment company (“RIC”) status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under Subchapter M of the

Internal Revenue Code of 1986, as amended (the “Code”), we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III, and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III, and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their small business investment company (“SBIC”) licenses issued by the U.S. Small Business Administration (“SBA”), and continued to hold their existing investments at the time of IPO and have continued to make new investments after the IPO. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (“SBA-guaranteed debentures”) and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. Accordingly, as of June 30, 2024 and December 31, 2023, there were no SBA-guaranteed debentures outstanding.

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

The Company’s financial statements as of June 30, 2024 and December 31, 2023 and for the periods ended June 30, 2024 and 2023 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Critical Accounting Estimates

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

Other income: Origination fees (to the extent services are performed to earn such income upon closing), amendment fees, consent fees and other fees associated with investments in portfolio companies are recognized as income when they are earned. Prepayment penalties received by the Company for debt instruments repaid prior to the maturity date are recorded as income upon receipt.

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

The Company has elected to be treated for U.S. federal income tax purposes, and intends to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code and, among other things, intends to make the requisite distributions to its stockholders which will relieve the Company from U.S. federal income taxes.

In order to qualify for tax treatment as a RIC, among other requirements, the Company is required to timely distribute to its stockholders at least 90.0% of its investment company taxable income, as defined by the Code, for each fiscal tax year. The Company will be subject to a nondeductible U.S. federal excise tax of 4.0% on certain undistributed income if it does not distribute an amount at least equal to the sum of (i) 98.0% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and capital gain net income that it recognized for preceding years, but were not distributed during such years, and on which it paid no U.S. federal income tax.

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

The tax years ended December 31, 2023, 2022, 2021 and 2020 remain subject to examination by U.S. federal, state, and local tax authorities. No material interest expense or penalties have been assessed for the three and six months ended June 30, 2024 and 2023. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of both June 30, 2024 and December 31, 2023, the Company recorded a net deferred tax asset of zero. For both the three and six months ended June 30, 2024 and 2023, the Company recorded a tax provision of zero. As of June 30, 2024 and December 31, 2023, the valuation allowance on the Company’s net deferred tax asset was $3.4 million and $3.9 million, respectively. During the three and six months ended June 30, 2024, the Company recognized a decrease in the valuation allowance of $0.5 million. During the three and six months ended June 30, 2023, the Company recognized a decrease in the valuation allowance of $0.1 million.

In accordance with certain applicable U.S. Treasury regulations and guidance issued by the Internal Revenue Service, a publicly offered RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive its entire distribution in either cash or stock of the RIC, subject to a limitation on the aggregate amount of cash available to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated pro rata among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20.0% of its entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. The Company has no current intention of paying dividends in shares of its stock in accordance with these Treasury regulations or other applicable IRS guidance.

U.S. GAAP provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s U.S. federal income tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of June 30, 2024 and December 31, 2023, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of June 30, 2024 and December 31, 2023. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

Portfolio and Investment Activity

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests primarily in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market companies and traditional middle-market companies. As of June 30, 2024, our portfolio consisted of investments in 61 portfolio companies with a fair value of approximately $195.6 million. As of December 31, 2023, our portfolio consisted of investments in 60 portfolio companies with a fair value of approximately $189.7 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of June 30, 2024, none of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2023, none of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the three months ended June 30, 2024, we made approximately $1.5 million of investments and had approximately $5.6 million in repayments and sales, resulting in net repayments and sales of approximately $4.1 million for the period. During the three months ended June 30, 2023, we made approximately $4.8 million of investments and had approximately $4.4 million in repayments and sales, resulting in net deployment of approximately $0.4 million for the period.

During the six months ended June 30, 2024, we made approximately $11.3 million of investments and had approximately $6.5 million in repayments and sales, resulting in net deployment of approximately $4.8 million for the period. During the six months ended June 30, 2023, we made approximately $12.2 million of investments and had approximately $11.2 million in repayments and sales, resulting in net deployment of approximately $1.0 million for the period.

As of June 30, 2024, our debt investment portfolio, which represented 80.0% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 11.4% (excluding income from non-accruals and collateralized loan obligations). As of June 30, 2024, 11.9% of the fair value of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2023, our debt investment portfolio, which represented 82.0% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 11.1% (excluding income from non-accruals and collateralized loan obligations). As of December 31, 2023, 13.6% of the fair value of our debt investment portfolio was bearing a fixed rate of interest.

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

As of June 30, 2024, the Company’s Adviser approved the fair value of the Company’s investment portfolio of approximately $195.6 million in good faith in accordance with the Company’s valuation procedures. The Company’s Adviser approved the fair value of the Company’s investment portfolio as of June 30, 2024 with input from third-party valuation firms and the Investment Adviser, as valuation designee, based on information known or knowable as of the valuation date, including trailing and forward looking data.

As of June 30, 2024, we had debt investments in three portfolio companies on non-accrual status with an aggregate amortized cost of $17.2 million and an aggregate fair value of $10.1 million, which represented 8.5% and 5.2% of the investment portfolio, respectively. As of December 31, 2023, we had debt investments in three portfolio companies on non-accrual status with aggregate amortized cost of $17.2 million and an aggregate fair value of $12.8 million, which represented 8.7% and 6.8% of the investment portfolio, respectively.

The following table summarizes the amortized cost and the fair value of investments as of June 30, 2024 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$133,516	65.8%	$125,133	64.0%
Second Lien Debt	9,352	4.6%	8,012	4.1%
Subordinated Debt	26,893	13.3%	23,218	11.9%
Collateralized Loan Obligations	1,770	0.9%	1,596	0.8%
Joint Venture	393	0.2%	407	0.2%
Equity	30,906	15.2%	37,187	19.0%
Total	$202,830	100.0%	$195,553	100.0%

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2023 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$128,537	65.4%	$124,007	65.4%
Second Lien Debt	8,968	4.6%	7,918	4.2%
Subordinated Debt	26,573	13.5%	23,548	12.4%
Collateralized Loan Obligations	1,600	0.8%	1,600	0.8%
Joint Venture	440	0.2%	450	0.2%
Equity	30,400	15.5%	32,135	17.0%
Total	$196,518	100.0%	$189,658	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024		December 31, 2023
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$44,634	23.0%	$47,934	25.3%
Business Services	34,715	17.8%	29,555	15.6%
Financials	25,573	13.1%	24,213	12.8%
Information Technology	21,412	10.9%	21,860	11.5%
Industrials	18,215	9.3%	16,558	8.7%
Consumer Discretionary	14,314	7.2%	10,180	5.4%
Healthcare Management	6,682	3.4%	9,465	5.0%
Automobile Part Manufacturer	6,300	3.2%	5,510	2.9%
Advertising & Marketing Services	3,899	2.0%	4,160	2.2%
Communication Services	4,007	2.0%	4,029	2.1%
Medical Device Distributor	4,139	2.1%	3,425	1.8%
Textile Equipment Manufacturer	3,161	1.6%	3,860	2.0%
Financial Services	2,243	1.1%	2,445	1.3%
Online Merchandise Retailer	1,993	1.0%	2,095	1.1%
Consumer Staples	1,718	0.9%	1,737	0.9%
Household Product Manufacturer	758	0.4%	758	0.4%
Oil & Gas Engineering and Consulting Services	580	0.3%	670	0.4%
Data Processing & Digital Marketing	506	0.3%	509	0.3%
Electronic Machine Repair	182	0.1%	245	0.1%
General Industrial	522	0.3%	212	0.1%
Testing Laboratories	—	—	238	0.1%
Total	$195,553	100.0%	$189,658	100.0%
Results of Operations

Operating results for the three and six months ended June 30, 2024 and 2023 were as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Total investment income	$5,370	$5,344	$10,373	$10,600
Total expenses	4,620	4,305	8,676	8,488
Net investment income	750	1,039	1,697	2,112
Net realized gain (loss) on investments	(200)	(2,362)	87	(3,868)
Net change in unrealized appreciation (depreciation) on investments	(1,092)	4,563	(417)	4,346
Net realized gain (loss) on extinguishment of debt	(116)	—	(174)	—
Net increase (decrease) in net assets resulting from operations	$(658)	$3,240	$1,193	$2,590

Investment income

The composition of our investment income for the three and six months ended June 30, 2024 and 2023 was as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$4,635	$4,907	$9,268	$9,675
Payment-in-kind interest	518	319	871	783
Dividend income	17	19	34	33
Other income	200	99	200	109
Total investment income	$5,370	$5,344	$10,373	$10,600

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

For the three months ended June 30, 2024, total investment income increased by less than $0.1 million, or 0.5%, compared to the three months ended June 30, 2023. The increase from the prior period was primarily driven by an increase in PIK interest from $0.3 million for the three months ended June 30, 2023 to $0.5 million for the three months ended June 30, 2024 as well as an increase in other income from $0.1 million for the three months ended June 30, 2023 to $0.2 million for the three months ended June 30, 2024, offset by a decrease in interest income from $4.9 million for the three months ended June 30, 2023 to $4.6 million for the three months ended June 30, 2024. The decrease in interest income is primarily due to a smaller interest earning debt portfolio for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

For the six months ended June 30, 2024, total investment income decreased $0.2 million, or 2.1%, compared to the six months ended June 30, 2023. The decrease from the prior period was driven by an decrease in interest income from $10.6 million for the six months ended June 30, 2023 to $10.4 million for the six months ended June 30, 2024. The decrease in interest income is primarily due to a smaller interest earning debt portfolio for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. PIK interest increased from $0.8 million for the six months ended June 30, 2023 to $0.9 million for the six months ended June 30, 2024. The increase in PIK income during the six months ended June 30, 2024 compared to the same period in prior year was primarily due to an increase in investments that was paid in-kind.

Operating expenses

The composition of our expenses for the three and six months ended June 30, 2024 and 2023 was as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest and financing expenses	$2,303	$2,236	$4,310	$4,305
Base management fee	909	946	1,802	1,876
Directors' fees	175	135	325	270
Administrative service fees	255	224	456	481
General and administrative expenses	978	764	1,783	1,556
Total expenses	$4,620	$4,305	$8,676	$8,488

For the three months ended June 30, 2024, operating expenses increased by $0.3 million, or 7.3%, compared to the three months ended June 30, 2023, primarily due to higher interest and financing expenses, which increased from $2.2 million for the three months ended June 30, 2023 to $2.3 million for the three months ended June 30, 2024, as well as higher general and administrative expenses, which increased from $0.8 million for the three months ended June 30, 2023 to $1.0 million for the three months ended June 30, 2024.

For the six months ended June 30, 2024, operating expenses increased by $0.2 million, or 2.2%, compared to the six months ended June 30, 2023, primarily due to higher general and administrative expenses, which increased from $1.6 million for the six months ended June 30, 2023 to $1.8 million for the six months ended June 30, 2024.

Net realized gain (loss) on sales of investments

During the three and six months ended June 30, 2024, we recognized $(0.2) million and $0.1 million of net realized gains/(losses) on our portfolio investments, respectively. During the three and six months ended June 30, 2023, we recognized $2.4 million and $3.9 million of net realized losses on our portfolio investments, respectively.

Net change in unrealized appreciation (depreciation) on investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three and six months ended June 30, 2024, we recognized $(1.1) million and $(0.4) million of net change in unrealized depreciation on investments, respectively. For the three and six months ended June 30, 2023, we recognized $4.6 million and $4.3 million of net change in unrealized appreciation on investments, respectively.

Changes in net assets resulting from operations

For the three and six months ended June 30, 2024, we recorded a net decrease and increase in net assets resulting from operations of $(0.7) million and $1.2 million, respectively. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2024, our basic and diluted per share net decrease and increase in net assets resulting from operations was $(0.25) and $0.45, respectively.

For the three and six months ended June 30, 2023, we recorded a net increase in net assets resulting from operations of $3.2 million and $2.6 million. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2023, our basic per share net increase in net assets resulting from operations was $1.20 and $0.96, respectively. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2023, our diluted per share net increase in net assets resulting from operations was $1.07 and $0.94, respectively.

Financial Condition, Liquidity and Capital Resources

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our stockholders, and repay indebtedness.

Since our IPO, we have raised approximately $136.0 million in net proceeds from equity offerings through June 30, 2024.

KeyBank Credit Facility

On October 30, 2020, Capitala Business Lending, LLC (“CBL”), a direct, wholly owned, consolidated subsidiary of the Company, entered into a senior secured revolving credit agreement (“the KeyBank Credit Facility”) with the investment adviser at the time, as collateral manager, the lenders from time to time parties thereto (each, a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. The KeyBank Credit Facility was amended on May 10, 2022 and October 20, 2022. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $75.0 million as of May 10, 2022, with an uncommitted accordion feature that allows the Company to borrow up to an additional $125.0 million. The KeyBank Credit Facility matures on May 10, 2027, unless there is an earlier termination or event of default. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through May 10, 2025, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at 1M Term SOFR plus 2.90% during the 3-year revolving period and 3.25% thereafter, with a 0.40% 1M Term SOFR floor. CBL will also pay an unused commitment fee at a rate of (1) 1.00% if utilization is less than or equal to 30.0%, (2) 0.65% if utilization is greater than 30.0% but less than or equal to 60.0%, or (3) 0.35% if utilization is greater than 60.0%, per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility. As of June 30, 2024, there were draws of $53.1 million on the KeyBank Credit Facility. The KeyBank Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of June 30, 2024, assets pledged to secure the KeyBank Credit Facility had a fair value of $116.3 million.

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

During the three months ended June 30, 2024, the Company repaid $2.0 million in outstanding principal amount of the 2032 Convertible Notes.

During the six months ended June 30, 2024, the Company repaid $2.0 million and converted another $1.0 million in outstanding principal amount of the 2032 Convertible Notes. Of the $1.0 million that was converted, $0.5 million was paid in cash and $0.5 million was converted into shares of the Company’s common stock at a rate of $22.61 per principal amount, in accordance with a Notice of Exercise of Conversion.

As of June 30, 2024, the Company had $12.0 million in 2032 Convertible Notes outstanding.

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

As of June 30, 2024, the Company had approximately $50.0 million in aggregate principal amount of 2026 Notes outstanding.

Asset Coverage Ratio

We are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150% if certain requirements are met, after such borrowing, with certain limited exceptions. As of June 30, 2024, our asset coverage ratio was 176%. If our asset coverage ratio falls below 150% due a decline in the fair market of our portfolio, we may be limited in our ability to raise additional debt.

Cash and Cash Equivalents

As of June 30, 2024, we had $4.3 million in cash and cash equivalents.

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

A summary of our significant contractual payment obligations as of June 30, 2024 are as follows (dollars in millions):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
2026 Notes	$—	$50.0	$—	$—	$50.0
2032 Convertible Notes	—	—	—	12.0	12.0
KeyBank Credit Facility	—	53.1	—	—	53.1
Total Contractual Obligations	$—	$103.1	$—	$12.0	$115.1

Distributions

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we timely distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, to avoid a U.S. federal excise tax, we must distribute an amount at least equal to the sum of 98% of our ordinary income (during the calendar year) plus 98.2% of our capital gain net income (during each 12-month period ending on October 31 in that calendar year) plus any ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax. We made quarterly distributions to our stockholders for the first four full quarters subsequent to our IPO. To the extent we had income available, we made monthly distributions to our stockholders from October 30, 2014 until March 30, 2020. As announced on April 1, 2020, distributions, if any, will be made on a quarterly basis effective for the second quarter of 2020. Our stockholder distributions, if any, will be determined by our Board on a quarterly basis. Any distributions to our stockholders will be declared out of assets legally available for distribution. For the three and six months ended June 30, 2024, the Company made a distribution of $0.33 and $0.65 per share, respectively. For the three and six months ended June 30, 2023, the Company made a distribution of $0.22 and $0.40 per share, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2024 and December 31, 2023, the Company had the following outstanding unfunded commitments to existing portfolio companies (dollars in thousands):

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Accordion Partners LLC (Revolver)	First Lien/Senior Secured Debt	$765	$1,531
American Clinical Solutions, LLC(1)	First Lien/Senior Secured Debt	N/A	250
BetaNXT, Inc. (Revolver)	First Lien/Senior Secured Debt	249	408
Bradshaw International, Inc. (Revolver)	First Lien/Senior Secured Debt	922	922
Critical Nurse Staffing, LLC (Revolver)	First Lien/Senior Secured Debt	1,000	1,000
Dentive, LLC(1)	First Lien/Senior Secured Debt	N/A	344
Dentive, LLC (Revolver)	First Lien/Senior Secured Debt	187	148
Fortis Payment Systems, LLC(1)	First Lien/Senior Secured Debt	406	N/A
Great Lakes Funding II LLC - Series A	Joint Venture	101	55
GreenPark Infrastructure, LLC - Series M-1	Common Stock and Membership Units	732	732
IDC Infusion Services, LLC(1)	First Lien/Senior Secured Debt	798	799
Morae Global Corporation (Revolver)	First Lien/Senior Secured Debt	292	292
Orthopaedic (ITC) Buyer, LLC(1)	First Lien/Senior Secured Debt	638	638
PhyNet Dermatology LLC(1)	First Lien/Senior Secured Debt	259	259
Riddell, Inc.(1)	First Lien/Senior Secured Debt	364	N/A
Tactical Air Support, Inc.(1)	First Lien/Senior Secured Debt	286	286
Taoglas Group Holdings Limited (Revolver)	First Lien/Senior Secured Debt	122	261
VBC Spine Opco, LLC (DxTx Pain and Spine LLC)(1)	First Lien/Senior Secured Debt	285	713
VBC Spine Opco, LLC (DxTx Pain and Spine LLC) (Revolver)	First Lien/Senior Secured Debt	145	97
Wealth Enhancement Group, LLC (Revolver)	First Lien/Senior Secured Debt	438	438
Total Unfunded Commitments		$7,989	$9,173

(1) Delayed-draw term loan.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

On August 7, 2024, the Company’s Board of Directors approved a distribution of $0.33 per share, payable on August 30, 2024 to stockholders of record as of August 22, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts subject to the requirements of the 1940 Act. For the six months ended June 30, 2024, we did not engage in hedging activities.

As of June 30, 2024, we held 48 securities bearing a variable rate of interest. Our variable rate investments represent approximately 88.1% of the fair value of our total debt investments. As of June 30, 2024, none of our variable rate securities were yielding interest at a rate equal to the established interest rate floor. As of June 30, 2024, we had $53.1 million outstanding on our KeyBank Credit Facility, which has a variable rate of interest at one-month SOFR + 2.90%, subject to an interest rate floor of 0.40%. As of June 30, 2024, all of our other interest paying liabilities, consisting of $50.0 million in 2026 Notes and $12.0 million in 2032 Convertible Notes, were bearing interest at a fixed rate.

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

Based on our June 30, 2024 consolidated statements of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$4,392	$(1,620)	$2,772
Up 200 basis points	2,928	(1,080)	1,848
Up 100 basis points	1,464	(540)	924
Down 100 basis points	(1,464)	540	(924)
Down 200 basis points	(2,928)	1,080	(1,848)
Down 300 basis points	(4,307)	1,620	(2,687)

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

As of June 30, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, due to a material weakness in the Company’s internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, that continued to exist as of June 30, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Specifically, as previously disclosed, in March 2024, we identified a material weakness in our internal controls over financial reporting related to our failure to satisfy the gross income requirement to maintain our special tax status as a RIC for the years ended December 31, 2020, December 31, 2021 and December 31, 2022. Notably, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than the shares issued pursuant to our DRIP, we did not engage in any sales of unregistered securities during the period covered in this report. We issued a total of 126 shares of common stock under our DRIP during the three months ended June 30, 2024. This issuance was not subject to the registration requirements of the Securities Act. For the three months ended June 30, 2024, the aggregate value of the shares of our common stock issued under our DRIP was less than $0.1 million.

The following table sets forth information regarding repurchases of shares of our common stock.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)(1)
April 1, 2024 through April 30, 2024	—	N/A	—	4.9
May 1, 2024 through May 31, 2024	—	N/A	—	4.9
June 1, 2024 through June 30, 2024	—	N/A	—	4.9
Total	—		—

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

Logan Ridge Finance Corporation

Date: August 8, 2024	By	/s/ Ted Goldthorpe
Ted Goldthorpe
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 8, 2024	By	/s/ Brandon Satoren
Brandon Satoren
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer )