Form 10-Q
period 2024-09-30
Logan Ridge Finance Corp.
filed 2024-11-07
CIK 1571329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

The number of shares of Logan Ridge Finance Corporation’s common stock, $0.01 par value, outstanding as of November 1, 2024 was 2,666,453.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of September 30, 2024	As of December 31, 2023
	(unaudited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $162,631 and $170,972, respectively)	$148,270	$161,880
Affiliate investments (amortized cost of $33,489 and $25,546, respectively)	27,310	27,778
Total investments at fair value (amortized cost of $196,120 and $196,518, respectively)	175,580	189,658
Cash and cash equivalents	5,040	3,893
Interest and dividend receivable	2,800	1,374
Prepaid expenses	1,865	2,163
Receivable for unsettled trades	1,084	—
Other assets	344	—
Total assets	$186,713	$197,088
LIABILITIES
2026 Notes (net of deferred financing costs and original issue discount of $786 and $1,057, respectively)	$49,214	$48,943
2032 Convertible Notes (net of deferred financing costs and original issue discount of $606 and $999, respectively)	9,394	14,001
KeyBank Credit Facility (net of deferred financing costs of $1,209 and $982, respectively)	37,882	38,571
Management and incentive fees payable	860	869
Interest and financing fees payable	1,610	949
Accounts payable and accrued expenses	1,409	833
Payable for unsettled trades	—	3,747
Total liabilities	$100,369	$107,913
Commitments and contingencies (Note 2)
NET ASSETS
Common stock, par value $0.01, 100,000,000 shares of common stock authorized, 2,672,433 and 2,674,698 shares of common stock issued and outstanding, respectively	$27	$27
Capital in excess of par value	188,350	188,405
Total distributable loss	(102,033)	(99,257)
Total net assets	$86,344	$89,175
Total liabilities and net assets	$186,713	$197,088
Net asset value per share	$32.31	$33.34

See accompanying notes to consolidated financial statements

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
INVESTMENT INCOME
Interest income:
Non-control/non-affiliate investments	$4,649	$4,650	$13,602	$14,027
Affiliate investments	218	115	533	413
Total interest income	4,867	4,765	14,135	14,440
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	95	325	744	1,012	(1)
Affiliate investments	131	49	353	145
Total payment-in-kind interest and dividend income	226	374	1,097	1,157
Dividend income:
Affiliate investments	17	14	51	47
Total dividend income	17	14	51	47
Other income:
Non-control/non-affiliate investments	38	8	84	117
Affiliate investments	—	1	154	1
Total other income	38	9	238	118
Total investment income	5,148	5,162	15,521	15,762
EXPENSES
Interest and financing expenses	2,163	2,080	6,473	6,385
Base management fee	860	913	2,662	2,789
Directors' expense	115	135	440	405
Administrative service fees	220	198	676	679
General and administrative expenses	795	682	2,578	2,238
Total expenses	4,153	4,008	12,829	12,496
NET INVESTMENT INCOME	995	1,154	2,692	3,266
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on investments:
Non-control/non-affiliate investments	(330)	(95)	(243)	(3,963)
Affiliate investments	11,398	—	11,398	—
Net realized gain (loss) on investments	11,068	(95)	11,155	(3,963)
Net change in unrealized appreciation (depreciation) on investments:
Non-control/non-affiliate investments	(3,362)	(2,356)	(7,033)	(3,096)
Affiliate investments	(9,901)	(654)	(6,647)	4,432
Net change in unrealized appreciation (depreciation) on investments	(13,263)	(3,010)	(13,680)	1,336
Total net realized and change in unrealized gain (loss) on investments	(2,195)	(3,105)	(2,525)	(2,627)
Net realized loss on extinguishment of debt	(147)	—	(321)	—
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(1,347)	$(1,951)	$(154)	$639
NET INCREASE (DECREASE) IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC & DILUTED (SEE NOTE 9)	$(0.50)	$(0.73)	$(0.06)	$0.24
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – BASIC & DILUTED (SEE NOTE 9)	2,675,636	2,688,826	2,676,666	2,701,133
DISTRIBUTIONS PAID PER SHARE	$0.33	$0.26	$0.98	$0.66

(1)
During the nine months ended September 30, 2023, the Company received $0.2 million of non-recurring fee income that was paid in-kind and included in this financial statement line item.

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share data)

(unaudited)

	Common Stock		Additional	Total
	Number of		Paid in	Distributable
For the Three Months Ended September 30, 2024 and 2023	Shares	Par Value	Capital	Loss	Total
BALANCE, June 30, 2024	2,676,062	$27	$188,437	$(99,803)	$88,661
Net investment income	—	—	—	995	995
Net realized gain on investments	—	—	—	11,068	11,068
Net realized loss on extinguishment of debt	—	—	—	(147)	(147)
Net change in unrealized depreciation on investments	—	—	—	(13,263)	(13,263)
Repurchase of common stock	(3,697)	—	(88)	—	(88)
Stock issued under dividend reinvestment plan	68	—	1	—	1
Distributions declared	—	—	—	(883)	(883)
BALANCE, September 30, 2024	2,672,433	$27	$188,350	$(102,033)	$86,344
BALANCE, June 30, 2023	2,697,143	$27	$190,752	$(94,553)	$96,226
Net investment income	—	—	—	1,154	1,154
Net realized loss on investments	—	—	—	(95)	(95)
Net change in unrealized depreciation on investments	—	—	—	(3,010)	(3,010)
Repurchase of common stock	(17,384)	—	(369)	—	(369)
Stock issued under dividend reinvestment plan	53	—	1	—	1
Distributions declared	—	—	—	(699)	(699)
BALANCE, September 30, 2023	2,679,812	$27	$190,384	$(97,203)	$93,208

	Common Stock		Additional	Total
	Number of		Paid in	Distributable
For the Nine Months Ended September 30, 2024 and 2023	Shares	Par Value	Capital	Loss	Total
BALANCE, December 31, 2023	2,674,698	$27	$188,405	$(99,257)	$89,175
Net investment income	—	—	—	2,692	2,692
Net realized gain on investments	—	—	—	11,155	11,155
Net realized loss on extinguishment of debt	—	—	—	(321)	(321)
Net change in unrealized depreciation on investments	—	—	—	(13,680)	(13,680)
Issuance of common stock in debt conversion	22,105	—	496	—	496
Repurchase of common stock	(24,564)	—	(559)	—	(559)
Stock issued under dividend reinvestment plan	194	—	8	—	8
Distributions declared	—	—	—	(2,622)	(2,622)
BALANCE, September 30, 2024	2,672,433	$27	$188,350	$(102,033)	$86,344

BALANCE, December 31, 2022	2,711,068	$27	$191,038	$(96,060)	$95,005
Net investment income	—	—	—	3,266	3,266
Net realized loss on investments	—	—	—	(3,963)	(3,963)
Net change in unrealized appreciation on investments	—	—	—	1,336	1,336
Repurchase of common stock	(31,496)	—	(659)	—	(659)
Stock issued under dividend reinvestment plan	240	—	5	—	5
Distributions declared	—	—	—	(1,782)	(1,782)
BALANCE, September 30, 2023	2,679,812	$27	$190,384	$(97,203)	$93,208

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(154)	$639
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(12,171)	(18,384)
Repayments and sales of investments	25,510	34,462
Net realized (gain) loss on investments	(11,155)	3,963
Net realized loss on extinguishment of debt	321	—
Net change in unrealized (appreciation) depreciation on investments	13,680	(1,336)
Payment-in-kind interest and dividends	(1,072)	(1,157)
Accretion of original issue discount on investments	(714)	(1,055)
Amortization of deferred financing fees and original issue discount	583	616
Changes in assets and liabilities:
Interest and dividend receivable	(1,426)	(715)
Prepaid expenses	298	301
Receivable for unsettled trades	(1,084)	—
Other assets	(344)	51
Management and incentive fees payable	(9)	(20)
Interest and financing fees payable	661	428
Payable for unsettled trades	(3,747)	2,314
Accounts payable and accrued expenses	576	738
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	9,753	20,845
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of 2032 Convertible Notes	(4,500)	—
Borrowings under KeyBank Credit Facility	17,500	14,000
Repayments under KeyBank Credit Facility	(17,961)	(34,087)
Distributions paid to shareholders	(2,614)	(1,777)
Repurchase of common stock	(559)	(659)
Deferred financing fees paid	(472)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(8,606)	(22,523)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,147	(1,678)
CASH AND CASH EQUIVALENTS, beginning of period	3,893	6,793
CASH AND CASH EQUIVALENTS, end of period	$5,040	$5,115
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$5,196	$5,305
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock on our convertible debt	$500	$—
Distributions paid through dividend reinvestment plan share issuances	$8	$5

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(in thousands, except for units/shares)

September 30, 2024

(unaudited)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies - 171.7%
First Lien/Senior Secured Debt - 128.6%
Accordion Partners LLC	Industrials	10.93%	SOFR + 6.27%	0.75%	08/29/2029	5,372	$5,284	$5,353	(16)
Accordion Partners LLC (Revolver)	Industrials	11.35%	SOFR + 6.25%	0.75%	08/31/2028	765	743	759	(12)
Accurate Background, LLC	Information Technology	10.87%	SOFR + 6.00%	1.00%	03/26/2029	4,379	4,138	4,330	(16)
AIDC Intermediateco 2, LLC (Peak Technologies)	Information Technology	10.53%	SOFR + 5.25%	1.00%	07/22/2027	4,913	4,863	4,844	(16)
American Academy Holdings, LLC	Healthcare	14.62%	SOFR + 4.50%, 5.25% PIK	3.25%	06/30/2027	2,719	2,709	2,723	(16)
AP Core Holdings II, LLC	Information Technology	10.46%	SOFR + 5.50%	0.75%	07/21/2027	1,062	1,055	977	(16)
AP Core Holdings II, LLC	Information Technology	10.46%	SOFR + 5.50%	0.75%	07/21/2027	1,250	1,241	1,147	(16)
Astro Acquisition, LLC (Cooper Machinery Services)	Industrials	10.10%	SOFR + 5.50%	1.00%	12/13/2027	1,990	1,973	1,977	(16)
BetaNXT, Inc.	Financials	10.35%	SOFR + 5.75%	—	07/02/2029	2,346	2,220	2,252	(16)
BetaNXT, Inc. (Revolver)	Financials	9.46%	SOFR + 4.44%	—	07/01/2027	217	217	199	(12)
Bradshaw International, Inc.	Consumer Discretionary	10.70%	SOFR + 5.75%	1.00%	10/21/2027	492	486	487	(16)
Bradshaw International, Inc. (Revolver)	Consumer Discretionary	10.76%	SOFR + 5.75%	1.00%	10/21/2026	307	298	298	(12)
Critical Nurse Staffing, LLC	Healthcare	11.88%	SOFR + 6.50%	1.00%	10/30/2026	5,347	5,308	5,367	(16)
Critical Nurse Staffing, LLC (Revolver)	Healthcare	—	SOFR + 5.75%	1.00%	10/30/2026	—	(7)	4	(12)(17)
Datalink, LLC	Healthcare	12.15%	SOFR + 6.75%	1.00%	11/23/2026	5,660	5,660	5,229	(16)
Dentive, LLC	Healthcare	11.35%	SOFR + 6.75%	1.00%	12/26/2028	1,791	1,751	1,760	(16)
Dentive, LLC (Revolver)	Healthcare	11.39%	SOFR + 6.75%	1.00%	12/23/2028	30	26	27	(12)
Epic Staffing Group	Industrials	10.85%	SOFR + 6.00%	0.50%	06/28/2029	4,898	4,733	4,713	(16)
Florida Food Products, LLC	Consumer Staples	9.85%	SOFR + 5.00%	0.75%	10/18/2028	1,965	1,888	1,719	(16)
Fortis Payment Systems, LLC	Financials	9.95%	SOFR + 5.25%	1.00%	02/13/2026	1,711	1,685	1,698	(12)(16)
Hudson Hospital OpCo, LLC	Healthcare	13.30%	SOFR + 8.00%	3.00%	11/04/2023	3,060	3,060	3,060	(16)
HUMC Opco, LLC	Healthcare	13.30%	SOFR + 8.00%	3.00%	11/04/2023	3,890	3,890	3,750	(16)
H.W. Lochner, Inc.	Industrials	12.22%	SOFR + 6.75%	1.00%	07/02/2027	910	891	904	(16)
IDC Infusion Services LLC	Healthcare	11.55%	SOFR + 6.50%	1.00%	07/07/2028	2,179	2,133	2,146	(12)(16)
IJKG OpCo, LLC	Healthcare	13.30%	SOFR + 8.00%	3.00%	11/04/2023	2,040	2,040	2,003	(16)
JO ET Holdings Limited	Information Technology	17.94%	SOFR + 6.00%, 7.00% PIK	1.00%	12/15/2026	1,145	1,136	1,168	(16)
Keg Logistics LLC	Consumer Discretionary	11.47%	SOFR + 6.25%	1.00%	11/23/2027	7,328	7,270	7,210	(16)
Keg Logistics LLC (Revolver)	Consumer Discretionary	11.50%	SOFR + 6.25%	1.00%	11/23/2027	872	865	858
Material Handling Systems, Inc.	Industrials	10.91%	SOFR + 5.62%	0.50%	06/08/2029	757	703	694	(16)
Money Transfer Acquisition Inc.	Financials	13.20%	SOFR + 8.25%	1.00%	12/14/2027	6,070	5,992	5,941	(16)
Morae Global Corporation	Information Technology	13.43%	SOFR + 8.00%	2.00%	10/26/2026	3,088	2,949	3,030	(16)
Morae Global Corporation (Revolver)	Information Technology	—	SOFR + 8.00%	2.00%	10/26/2026	—	(12)	(5)	(12)(17)
Neptune BidCo US Inc.	Communication Services	10.40%	SOFR + 5.00%	0.50%	04/11/2029	1,481	1,363	1,394	(16)
Orthopaedic (ITC) Buyer, LLC	Healthcare	11.20%	SOFR + 6.50%	1.00%	07/31/2028	2,339	2,293	2,332	(12)
PhyNet Dermatology LLC	Healthcare	11.78%	SOFR + 6.50%	1.00%	10/20/2029	486	476	481	(12)(16)
Premier Imaging, LLC	Healthcare	12.87%	SOFR + 8.00%	1.00%	01/02/2025	2,570	2,568	2,289	(16)
RN Enterprises, LLC	Healthcare	11.98%	SOFR + 6.50%	1.00%	12/23/2025	1,988	1,972	1,988	(16)
Sequoia Healthcare Management LLC	Healthcare Management	—	—	—	11/04/2023	11,935	11,936	4,774	(7)
South Street Securities Holdings, Inc.	Financials	9.00%	—	—	09/20/2027	450	405	356
STG Logistics	Industrials	10.75%	SOFR + 6.00%	0.75%	03/24/2028	2,444	2,395	1,148	(16)
Synamedia Americas Holdings, Inc.	Communication Services	12.35%	SOFR + 7.75%	1.00%	12/05/2028	2,645	2,568	2,589	(16)
Tactical Air Support, Inc.	Industrials	13.91%	SOFR + 8.50%	1.00%	12/22/2028	2,000	1,964	1,980	(16)
Taoglas Group Holdings Limited	Information Technology	11.85%	SOFR + 7.25%	1.00%	02/28/2029	2,320	2,269	2,219	(16)
Taoglas Group Holdings Limited (Revolver)	Information Technology	12.35%	SOFR + 7.25%	1.00%	02/28/2029	575	561	547	(12)(16)
TransNetwork LLC	Financials	10.10%	SOFR + 5.50%	0.50%	12/29/2030	3,781	3,731	3,781	(16)
VBC Spine Opco LLC (DxTx Pain and Spine LLC)	Healthcare	13.45%	SOFR + 8.00%	2.00%	06/14/2028	1,729	1,700	1,709	(12)(16)
VBC Spine Opco LLC (DxTx Pain and Spine LLC) (Revolver)	Healthcare	—	SOFR + 8.00%	2.00%	06/14/2028	—	(2)	(1)	(12)(17)
Wealth Enhancement Group, LLC	Financials	10.68%	SOFR + 5.50%	1.00%	10/02/2027	6,836	6,814	6,836	(16)
Wealth Enhancement Group, LLC (Revolver)	Financials	—	SOFR + 5.50%	1.00%	10/02/2027	—	(1)	—	(12)(17)
Total First Lien/Senior Secured Debt							120,200	111,044
Second Lien/Senior Secured Debt - 8.5%
American Academy Holdings, LLC	Healthcare	14.50% PIK	—	—	03/01/2028	4,598	4,543	4,333
BLST Operating Company, LLC	Online Merchandise Retailer	13.82%	SOFR + 8.50%	1.50%	08/28/2025	1,130	1,130	1,041	(8)(16)
Ivanti Software, Inc.	Information Technology	12.83%	SOFR + 7.25%	0.50%	12/01/2028	3,000	2,991	1,940
Total Second Lien/Senior Secured Debt							8,664	7,314
Subordinated Debt - 26.0%
DeltaDx Limited, LP (Money Transfer Acquisition Inc.)	Financials	15.00% PIK	—	—	06/14/2028	322	322	323
Eastport Holdings, LLC	Business Services	13.78%	SOFR + 8.50%	1.00%	09/27/2027	19,250	19,250	19,250	(16)
Lucky Bucks, LLC	Consumer Discretionary	—	—	—	05/29/2028	2,503	2,229	485	(7)
Tubular Textile Machinery, Inc.	Textile Equipment Manufacturer	5.00%	—	—	10/29/2027	5,094	5,094	2,429
Total Subordinated Debt							26,895	22,487
Collateralized Loan Obligations - 1.8%
JMP Credit Advisors CLO IV Ltd.	Financials	10.86%	—	—	07/17/2029	7,891	317	299	(13)(15)
JMP Credit Advisors CLO V Ltd.	Financials	15.28%	—	—	07/17/2030	7,320	1,506	1,271	(13)(15)
Total Collateralized Loan Obligations							1,823	1,570
Preferred Stock and Units - 1.7%
American Academy Holdings, LLC	Healthcare	—	—	—	—	102,261	—	152	(6)
MicroHoldco, LLC	General Industrial	—	—	—	—	740,237	749	594	(11)
Taylor Precision Products, Inc. - Series C	Household Product Manufacturer	—	—	—	—	379	758	758
Total Preferred Stock and Units							1,507	1,504

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

(in thousands, except for units/shares)

September 30, 2024

(unaudited)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Common Stock and Membership Units - 5.0%
American Academy Holdings, LLC	Healthcare	—	—	—	—	0.05	—	298	(6)
Aperture Dodge 18 LLC	Financials	—	—	—	—	2,048,422	2,048	1,946
BLST Operating Company, LLC - Class A	Online Merchandise Retailer	—	—	—	—	217,013	286	925	(6)
DxTx Pain and Spine LLC	Healthcare	—	—	—	—	59,312	97	103	(6)
Freedom Electronics, LLC	Electronic Machine Repair	—	—	—	—	181,818	182	200	(6)
Lucky Bucks, LLC	Consumer Discretionary	—	—	—	—	50,066	742	631
Morae Global Corporation - Warrants	Information Technology	—	—	—	—	1	122	184
South Street Securities Holdings, Inc. - Warrants	Financials	—	—	—	—	567	65	64
Total Common Stock and Membership Units							3,542	4,351
Total Investments in Non-Control, Non-Affiliate Portfolio Companies							162,631	148,270
Investments in Affiliated Portfolio Companies - 31.6%^
First Lien/Senior Secured Debt - 12.3%
American Clinical Solutions, LLC	Healthcare	12.48%	SOFR + 7.00%, 5.48% PIK	1.00%	06/30/2025	6,267	6,267	4,519
MMI Holdings, LLC	Medical Device Distributor	—	—	—	06/28/2024	2,600	2,600	2,544	(7)
Riddell, Inc.	Consumer Discretionary	11.17%	SOFR + 6.00%	1.00%	03/29/2029	3,591	3,534	3,547	(12)(16)
Total First Lien/Senior Secured Debt							12,401	10,610
Second Lien/Senior Secured Debt - 1.0%
MMI Holdings, LLC	Medical Device Distributor	—	—	—	06/28/2024	400	400	360	(7)
V12 Holdings, Inc.	Data Processing & Digital Marketing	—	—	—	—	509	490	507	(11)
Total Second Lien/Senior Secured Debt							890	867
Joint Ventures - 0.5%
Great Lakes Funding II LLC - Series A	Financials	—	—	—	—	383	383	393	(12)(15)
Total Joint Ventures							383	393
Preferred Stock and Units - 8.8%
American Clinical Solutions, LLC - Class A	Healthcare	—	—	—	—	19,664,483	3,198	—	(6)
EBSC Holdings LLC (Riddell, Inc.)	Consumer Discretionary	10.00% PIK	—	—	—	1,050	1,037	1,048	(14)
GA Communications, Inc. - Series A-1	Advertising & Marketing Services	—	—	—	—	1,998	3,476	3,540
GreenPark Infrastructure, LLC - Series A	Industrials	—	—	—	—	400	200	200	(6)
MMI Holdings, LLC	Medical Device Distributor	—	—	—	—	1,000	1,998	910	(6)
RAM Payment, LLC	Financial Services	6.00% PIK	—	—	—	86,000	1,011	1,883	(14)
Total Preferred Stock and Units							10,920	7,581
Common Stock and Membership Units - 9.1%
Burgaflex Holdings, LLC - Class A	Automobile Part Manufacturer	—	—	—	—	1,253,198	1,504	3,952	(6)
Burgaflex Holdings, LLC - Class B	Automobile Part Manufacturer	—	—	—	—	1,085,073	362	2,709	(6)
GA Communications, Inc. - Series B-1	Advertising & Marketing Services	—	—	—	—	200,000	2	617
GreenPark Infrastructure, LLC - Series M-1	Industrials	—	—	—	—	200	69	69	(6)(12)
MMI Holdings, LLC	Medical Device Distributor	—	—	—	—	45	—	—	(6)
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	—	—	—	—	27,396,364	6,958	512
Total Common Stock and Membership Units							8,895	7,859
Total Investments in Affiliated Portfolio Companies^							33,489	27,310
Total Investments - 203.4%							$196,120	$175,580

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

(+) Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to SOFR or alternate base rate (commonly known as the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. SOFR loans are typically indexed to 6 month, 3 month, or 1 month SOFR rates. As of September 30, 2024, rates for the 6 month, 3 month and 1 month SOFR are 4.25%, 4.59%, and 4.85%, respectively. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2024.

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
(4)
Percentages are based on net assets as of September 30, 2024.
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
(12)
The Company has an unfunded loan or investment commitment to the portfolio company at September 30, 2024. (See Note 2).
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
(15)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2024, qualifying assets represent 99% of the Company’s total assets and non-qualifying assets represent 1% of the Company’s total assets.
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

September 30, 2024

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III, and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III, and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their small business investment company (“SBIC”) licenses, continued to hold their existing investments at the time of the IPO and have continued to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share, resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (the “SBA-guaranteed debentures”) and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. Accordingly, as of September 30, 2024 and December 31, 2023, there were no SBA-guaranteed debentures outstanding.

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

The Company’s financial statements as of September 30, 2024 and December 31, 2023 and for the periods ended September 30, 2024 and 2023 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

September 30, 2024

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

Non-accrual investments: Management reviews all loans that become 90 days or more past due, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income and PIK interest on that loan for financial reporting purposes. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. The Company

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Non-accrual loans are returned to accrual status when the borrower’s financial condition improves such that management believes current interest and principal payments are expected to be collected. As of September 30, 2024, we had debt investments in three portfolio companies on non-accrual status with an aggregate amortized cost of $17.2 million and an aggregate fair value of $8.2 million, which represented 8.8% and 4.6% of the investment portfolio, respectively. As of December 31, 2023, we had debt investments in three portfolio companies on non-accrual status with aggregate amortized cost of $17.2 million and an aggregate fair value of $12.8 million, which represented 8.7% and 6.8% of the investment portfolio, respectively.

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

Commitments and Contingencies

As of September 30, 2024 and December 31, 2023, the Company had the following unfunded commitments to existing portfolio companies (dollars in thousands):

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Accordion Partners LLC (Revolver)	First Lien/Senior Secured Debt	$765	$1,531
American Clinical Solutions, LLC(1)	First Lien/Senior Secured Debt	N/A	250
BetaNXT, Inc. (Revolver)	First Lien/Senior Secured Debt	235	408
Bradshaw International, Inc. (Revolver)	First Lien/Senior Secured Debt	615	922
Critical Nurse Staffing, LLC (Revolver)	First Lien/Senior Secured Debt	1,000	1,000
Dentive, LLC(1)	First Lien/Senior Secured Debt	N/A	344
Dentive, LLC (Revolver)	First Lien/Senior Secured Debt	157	148
Fortis Payment Systems, LLC(1)	First Lien/Senior Secured Debt	281	N/A
Great Lakes Funding II LLC - Series A	Joint Venture	112	55
GreenPark Infrastructure, LLC - Series M-1	Common Stock and Membership Units	732	732
IDC Infusion Services, LLC(1)	First Lien/Senior Secured Debt	798	799
Morae Global Corporation (Revolver)	First Lien/Senior Secured Debt	292	292
Orthopaedic (ITC) Buyer, LLC(1)	First Lien/Senior Secured Debt	637	638
PhyNet Dermatology LLC(1)	First Lien/Senior Secured Debt	259	259
Riddell, Inc.(1)	First Lien/Senior Secured Debt	364	N/A
Tactical Air Support, Inc.(1)	First Lien/Senior Secured Debt	N/A	286
Taoglas Group Holdings Limited (Revolver)	First Lien/Senior Secured Debt	70	261
VBC Spine Opco, LLC (DxTx Pain and Spine LLC)(1)	First Lien/Senior Secured Debt	285	713
VBC Spine Opco, LLC (DxTx Pain and Spine LLC) (Revolver)	First Lien/Senior Secured Debt	145	97
Wealth Enhancement Group, LLC (Revolver)	First Lien/Senior Secured Debt	438	438
Total Unfunded Commitments		$7,185	$9,173

(1) Delayed-draw term loan.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

In management’s opinion, no direct losses with respect to litigation contingencies were probable as of September 30, 2024 and December 31, 2023. Management is of the opinion that the ultimate resolution of such claims, if any, will not materially affect the Company’s business, financial position, results of operations, or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to litigation contingencies.

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

The tax years ended December 31, 2023, 2022, 2021 and 2020 remain subject to examination by U.S. federal, state, and local tax authorities. No material interest expense or penalties have been assessed for the three and nine months ended September 30, 2024 and 2023. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

For U.S. federal income tax purposes, as of September 30, 2024, the aggregate net unrealized depreciation for all securities was $22.4 million. As of September 30, 2024, gross unrealized appreciation was $7.2 million and gross unrealized depreciation was $29.6 million. The aggregate cost of securities for U.S. federal income tax purposes was $201.2 million as of September 30, 2024. For U.S. federal income tax purposes, as of December 31, 2023, the aggregate net unrealized depreciation for all securities was $11.5 million. As of December 31, 2023, gross unrealized appreciation was $11.1 million and gross unrealized depreciation was $22.6 million. The aggregate cost of securities for U.S. federal income tax purposes was $201.2 million as of December 31, 2023.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of both September 30, 2024 and December 31, 2023, the Company did not record a net deferred tax asset. For both the three and nine months ended September 30, 2024 and 2023, no tax provision was recorded by the Company. As of September 30, 2024 and December 31, 2023, the valuation allowance on the Company’s net deferred tax asset was $3.4 million and $3.9 million, respectively. During the three and nine months ended September 30, 2024, the Company recognized no change in the valuation allowance and a decrease of $0.5 million, respectively. During the three and nine months ended September 30, 2023, the Company recognized an increase in the valuation allowance of $0.3 million and $0.2 million, respectively.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s U.S. federal income tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of September 30, 2024 and December 31, 2023, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of September 30, 2024 and December 31, 2023. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

Distributions

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures. The accounting standard update clarifies the segment disclosure requirements in Topic 280 and requires public entities to disclose significant segment expenses, provide all annual disclosures about a reportable segment's profit or loss and assets in interim periods, and clarify the reporting of additional measures of segment profit or loss. The amendments aim to improve consistency and comparability in segment reporting. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting this accounting standard update.

Note 3. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market and traditional middle-market companies. As of September 30, 2024, our portfolio consisted of investments in 59 portfolio companies with a fair value of approximately $175.6 million. As of December 31, 2023, our portfolio consisted of investments in 60 portfolio companies with a fair value of approximately $189.7 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of September 30, 2024 and December 31, 2023, none of the fair value of our first lien loans consisted of last-out loans.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the three months ended September 30, 2024, we made approximately $0.9 million of investments and had approximately $19.0 million in repayments and sales, resulting in net repayments and sales of approximately $18.1 million for the period. During the three months ended September 30, 2023, the Company made approximately $6.1 million of investments and had approximately $23.2 million in repayments and sales, resulting in net repayments of approximately $17.1 million for the period.

During the nine months ended September 30, 2024, we made approximately $12.2 million of investments and had approximately $25.5 million in repayments and sales, resulting in net repayments and sales of approximately $13.3 million for the period. During the nine months ended September 30, 2023, the Company made approximately $18.4 million of investments and had approximately $34.5 million in repayments and sales, resulting in net repayments and sales of approximately $16.1 million for the period.

As of September 30, 2024, the Company’s Investment Adviser approved the fair value of the Company’s investment portfolio of approximately $175.6 million in good faith in accordance with the Company’s valuation procedures. The Company’s Investment Adviser approved the fair value of the Company’s investment portfolio as of September 30, 2024 with input from third-party valuation firms based on information known or knowable as of the valuation date, including trailing and forward looking data.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The composition of our investments as of September 30, 2024, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$132,601	67.6%	$121,654	69.3%
Second Lien Debt	9,554	4.9%	8,181	4.7%
Subordinated Debt	26,895	13.7%	22,487	12.8%
Collateralized Loan Obligations	1,823	0.9%	1,570	0.9%
Joint Venture	383	0.2%	393	0.2%
Equity	24,864	12.7%	21,295	12.1%
Total	$196,120	100.0%	$175,580	100.0%

The composition of our investments as of December 31, 2023, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$128,537	65.4%	$124,007	65.4%
Second Lien Debt	8,968	4.6%	7,918	4.2%
Subordinated Debt	26,573	13.5%	23,548	12.4%
Collateralized Loan Obligations	1,600	0.8%	1,600	0.8%
Joint Venture	440	0.2%	450	0.2%
Equity	30,400	15.5%	32,135	17.0%
Total	$196,518	100.0%	$189,658	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024		December 31, 2023
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$44,272	25.3%	$47,934	25.3%
Financials	25,359	14.4%	24,213	12.8%
Information Technology	20,381	11.6%	21,860	11.5%
Business Services	19,250	11.0%	29,555	15.6%
Industrials	17,797	10.1%	16,558	8.7%
Consumer Discretionary	14,564	8.2%	10,180	5.4%
Automobile Part Manufacturer	6,661	3.8%	5,510	2.9%
Healthcare Management	4,774	2.7%	9,465	5.0%
Advertising & Marketing Services	4,157	2.4%	4,160	2.2%
Communication Services	3,983	2.3%	4,029	2.1%
Medical Device Distributor	3,814	2.2%	3,425	1.8%
Textile Equipment Manufacturer	2,429	1.4%	3,860	2.0%
Online Merchandise Retailer	1,966	1.1%	2,095	1.1%
Financial Services	1,883	1.1%	2,445	1.3%
Consumer Staples	1,719	1.0%	1,737	0.9%
Household Product Manufacturer	758	0.4%	758	0.4%
General Industrial	594	0.3%	212	0.1%
Oil & Gas Engineering and Consulting Services	512	0.3%	670	0.4%
Data Processing & Digital Marketing	507	0.3%	509	0.3%
Electronic Machine Repair	200	0.1%	245	0.1%
Testing Laboratories	—	—	238	0.1%
Total	$175,580	100.0%	$189,658	100.0%

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

September 30, 2024

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

The following table presents the fair value measurements of investments, by major class, as of September 30, 2024, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	NAV	Total
First Lien Debt	$—	$—	$121,654	$—	$121,654
Second Lien Debt	—	—	8,181	—	8,181
Subordinated Debt	—	—	22,487	—	22,487
Collateralized Loan Obligations	—	—	1,570	—	1,570
Joint Venture	—	—	—	393	393
Equity	—	—	21,295	—	21,295
Total	$—	$—	$175,187	$393	$175,580

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2024 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Collateralized Loan Obligations	Equity	Total
Balance as of January 1, 2024	$124,007	$7,918	$23,548	$1,600	$32,135	$189,208
Repayments/sales	(7,375)	—	—	(47)	(18,004)	(25,426)
Purchases	10,832	—	322	—	990	12,144
Payment-in-kind interest and dividends accrued	398	572	—	—	102	1,072
Accretion of original issue discount	430	14	—	270	—	714
Net realized gain (loss) on investments	(221)	—	—	—	11,376	11,155
Net change in unrealized appreciation (depreciation) on investments	(6,417)	(323)	(1,383)	(253)	(5,304)	(13,680)
Balance as of September 30, 2024	$121,654	$8,181	$22,487	$1,570	$21,295	$175,187

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2023 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Collateralized Loan Obligations	Equity	Total
Balance as of January 1, 2023	$136,896	$6,464	$25,851	$4,972	$29,006	$203,189
Repayments/sales	(33,317)	(4)	—	(97)	(1,035)	(34,453)
Purchases	18,206	—	—	—	102	18,308
Payment-in-kind interest and dividends accrued	526	480	2	—	149	1,157
Accretion of original issue discount	517	25	—	513	—	1,055
Net realized gain (loss) on investments	—	—	—	(4,274)	311	(3,963)
Net change in unrealized appreciation (depreciation) on investments	(1,565)	501	(1,125)	1,067	2,457	1,335
Balance as of September 30, 2023	$121,263	$7,466	$24,728	$2,181	$30,990	$186,628

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The net change in unrealized appreciation (depreciation) on investments held was $(10.2) million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively, and is included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of September 30, 2024 were as follows:

	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)(2)
First lien debt	$7.1	Market	Broker/Dealer Quotes	N/A
First lien debt	103.0	Income	Required Rate of Return	7.3% – 18.2% (10.7%)
First lien debt	6.8	Enterprise Market Value	EBITDA Multiple	1.2x – 7.3x (3.2x)
First lien debt	4.8	Liquidation	Litigation Proceeds Coverage	40.0%
Second lien debt	1.9	Market	Broker/Dealer Quotes	N/A
Second lien debt	6.3	Income	Required Rate of Return	2.0% – 21.8% (16.2%)
Subordinated debt	19.7	Income	Required Rate of Return	10.9% – 14.8% (11.0%)
Subordinated debt	0.5	Enterprise Market Value	EBITDA Multiple	7.0x
Subordinated debt	2.3	Enterprise Market Value	Revenue Multiple	0.5x
Collateralized Loan Obligations	1.6	Income	Discount Margin	10.9% – 15.3% (11.7%)
Equity	1.1	Income	Stock Price Time to Exit (Years) Volatility	$114.5 - $2,140.0 ($2,022.8) 2.0 - 4.5 (4.4) 35.0% - 50.0% (49.1%)
Equity	18.6	Enterprise Market Value and Asset(1)	EBITDA Multiple	5.3x – 18.0x (6.9x)
Equity	1.5	Enterprise Market Value	Revenue Multiple	0.3x – 10.5x (2.1x)
	$175.2

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

The significant unobservable inputs used in the valuation of the Company’s investments are required rate of return, EBITDA multiples, revenue multiples, discount margin, litigation proceeds coverage, stock price, projected time to exit and volatility. Changes in any of these unobservable inputs could have a significant impact on the Company’s estimate of fair value. An increase (decrease) in the required rate of return or discount margin will result in a lower (higher) estimate of fair value, respectively, while an increase (decrease) in adjusted EBITDA or revenue multiples, litigation proceeds coverage, stock price, projected time to exit (option-pricing model) or volatility will result in a higher (lower) estimate of fair value, respectively.

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture at September 30, 2024 and December 31, 2023 was $0.4 million and $0.5 million, respectively. Fair value has been determined utilizing the net asset value as a practical expedient pursuant to U.S. GAAP. Pursuant to the terms of the Great Lakes

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of September 30, 2024, the Company has an unfunded commitment to the Great Lakes II Joint Venture of $0.1 million.

Note 4. Transactions With Affiliated Companies

During the nine months ended September 30, 2024, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2023 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	September 30, 2024 Fair Value

Affiliate investments
American Clinical Solutions, LLC	First Lien Debt (Due 6/30/25)	6,267	$567	$5,037	$751	$—	$—	$(1,269)	$4,519
American Clinical Solutions, LLC	Preferred Stock - Class A (19,664,483 units)	—	—	1,913	—	—	—	(1,913)	—
			567	6,950	751	—	—	(3,182)	4,519
Burgaflex Holdings, LLC	Common Stock (1,253,198 shares)	—	—	3,090	—	—	—	862	3,952
Burgaflex Holdings, LLC	Common Stock (1,085,073 shares)	—	—	2,420	—	—	—	289	2,709
			—	5,510	—	—	—	1,151	6,661
GA Communications, Inc.	Preferred Stock (1,998 shares)	—	—	3,540	—	—	—	—	3,540
GA Communications, Inc.	Common Stock (200,000 shares)	—	—	620	—	—	—	(3)	617
			—	4,160	—	—	—	(3)	4,157
Great Lakes Funding II LLC	Series A	—	51	450	27	(84)	—	—	393
			51	450	27	(84)	—	—	393
GreenPark Infrastructure, LLC	Series A (400 units)	—	—	200	—	—	—	—	200
GreenPark Infrastructure, LLC	Series M-1 (200 units)	—	—	69	—	—	—	—	69
			—	269	—	—	—	—	269
MMI Holdings, LLC	First Lien Debt (Due 6/28/24)	2,600	—	2,514	—	—	—	30	2,544
MMI Holdings, LLC	Second Lien Debt ( Due 6/28/24)	400	—	352	—	—	—	8	360
MMI Holdings, LLC	Preferred Units (1,000 units)	—	—	559	—	—	—	351	910
MMI Holdings, LLC	Common Membership Units (45 units)	—	—	—	—	—	—	—	—
			—	3,425	—	—	—	389	3,814
Nth Degree Investment Group, LLC(6)	Membership Units (6,088,000 units)	—	—	10,340	—	(17,486)	11,398	(4,252)	—
			—	10,340	—	(17,486)	11,398	(4,252)	—
RAM Payment, LLC(5)	Preferred Units (86,000 units, 6.00% PIK Dividend)	—	205	2,445	52	—	—	(614)	1,883
			205	2,445	52	—	—	(614)	1,883
Riddell, Inc.	First Lien Debt (Due 3/29/29)	3,591	217	—	3,579	(45)	—	13	3,547
EBSC Holdings LLC (Riddell, Inc.)(5)	Preferred Units (1,050 units, 10.00% PIK)		51	—	1,037	—	—	11	1,048
			268	—	4,616	(45)	—	24	4,595
Sierra Hamilton Holdings Corporation	Common Stock (27,396,364 shares)	—	—	670	—	—	—	(158)	512
			—	670	—	—	—	(158)	512
V12 Holdings, Inc.	Second Lien Debt	509	—	509	—	—	—	(2)	507
			—	509	—	—	—	(2)	507
Total Affiliate investments			$1,091	$34,728	$5,446	$(17,615)	$11,398	$(6,647)	$27,310

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
(4)
All debt investments are income producing except for non-accrual investments. Equity and warrant investments are non-income producing, unless otherwise noted.
(5)
The equity investment is income producing, based on rate disclosed.
(6)
As of September 10, 2024, the Company exited Nth Degree Investment Group, LLC. The Company received $17.5 million in cash in exchange for all of its equity interest. This resulted in a realized gain of approximately $11.4 million and unrealized depreciation of approximately $4.3 million for the nine months ended September 30, 2024. As a result of this transaction, Nth Degree Investment Group, LLC is no longer an affiliate of the Company.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

September 30, 2024

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

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Adviser that would, when taken together with all other incentive fees paid to the Investment Adviser during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

such payment is payable under the Investment Advisory Agreement. As of September 30, 2024 and December 31, 2023, the Company did not have incentive fees payable to the Investment Adviser related to fees earned in prior years but deferred under the incentive fee deferral mechanism.

As part of the Transaction, the Investment Adviser entered into the Fee Waiver with the Company to waive, to the extent necessary, any capital gains fee under the Investment Advisory Agreement that exceeds what would have been paid to Capitala in the aggregate over such two-year period under the prior advisory agreement. The Fee Waiver expired at the end of the two-year period.

For the three months ended September 30, 2024 and 2023, the Company incurred $0.9 million and $0.9 million in base management fees, respectively. The Company did not an earn incentive fee related to pre-incentive fee net investment income or capital gains for the three months ended September 30, 2024 and 2023.

For the nine months ended September 30, 2024 and 2023, the Company incurred $2.7 million and $2.8 million in base management fees, respectively. The Company did not an earn incentive fee related to pre-incentive fee net investment income or capital gains for the nine months ended September 30, 2024 and 2023.

As of September 30, 2024 and December 31, 2023, the Company had $0.9 million and $0.9 million, respectively, of management and incentive fees payable to the Investment Adviser. These amounts are reflected in the accompanying consolidated statements of assets and liabilities under the caption “Management and incentive fees payable.”

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

Payments under the Administration Agreement are equal to an amount based upon the allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and the allocable portion of the compensation of the chief financial officer, the chief compliance officer, and their respective administrative support staff. Under the Administration Agreement, the Administrator will also provide, on the Company’s behalf, managerial assistance to those portfolio companies that request such assistance. Unless terminated earlier in accordance with its terms, the Administration Agreement was renewed on May 7, 2024 for a period of one year effective July 1, 2024 and will remain in effect until July 1, 2025. It will remain in effect from year-to-year thereafter if approved annually by the Board. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without any incremental profit to our Administrator. Stockholder approval is not required to amend the Administration Agreement.

For the three months ended September 30, 2024 and 2023, the Company accrued $0.2 million and $0.2 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

For the nine months ended September 30, 2024 and 2023, the Company accrued $0.7 million and $0.7 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

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

Trade with Affiliated Funds

There were no transactions subject to Rule 17a-7 under the 1940 Act during the three and nine months ended September 30, 2024. There were no transactions subject to Rule 17a-7 under the 1940 Act during the three and nine months ended September 30, 2023.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

As of September 30, 2024 and December 31, 2023, the Company had $50.0 million and $50.0 million, respectively in 2026 Notes outstanding.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2026 Notes for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$800	$707	$2,306	$2,126
Deferred financing costs	40	39	122	116
Total interest and financing expenses	$840	$746	$2,428	$2,242
Average outstanding balance	$50,000	$50,000	$50,000	$50,000
Average stated interest rate	6.00%	5.25%	5.75%	5.25%

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

During the three months ended September 30, 2024, the Company repaid $2.0 million of outstanding principal amount of the 2032 Convertible Notes.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

During the nine months ended September 30, 2024, the Company repaid $4.0 million of outstanding principal amount of the 2032 Convertible Notes, and additionally, the Company converted $1.0 million in outstanding principal amount of the 2032 Convertible Notes. Of the $1.0 million that was converted, $0.5 million was paid in cash and $0.5 million was converted into 22,105 shares of the Company’s common stock at a rate of $22.61 per principal amount, in accordance with a Notice of Exercise of Conversion.

As of September 30, 2024 and December 31, 2023, the Company had $10.0 million and $15.0 million, respectively, in 2032 Convertible Notes outstanding.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2032 Convertible Notes for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$180	$223	$594	$669
Deferred financing costs	(21)	3	7	9
Total interest and financing expenses	$159	$226	$601	$678
Average outstanding balance	$10,688	$15,000	$12,316	$15,000
Average stated interest rate	6.00%	5.25%	5.75%	5.25%

KeyBank Credit Facility

On October 30, 2020, CBL, a direct, wholly owned, consolidated subsidiary of the Company, entered into the KeyBank Credit Facility with the investment adviser at the time, as collateral manager, the lenders from time to time parties thereto (each a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. The KeyBank Credit Facility was amended on May 10, 2022, October 20, 2022, and August 21, 2024. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $75.0 million, with an uncommitted accordion feature that allows the Company to borrow up to an additional $125.0 million. The KeyBank Credit Facility matures on August 21, 2029, unless there is an earlier termination or event of default. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through August 21, 2027, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at 1M Term SOFR plus 2.80% during the reinvestment period and 3.20% thereafter, with a 0.40% 1M Term SOFR floor. CBL will also pay an unused commitment fee at a rate of (1) 0.75% if utilization is less than or equal to 50.0%, (2) 0.50% if utilization is greater than 50.0% but less than or equal to 75.0%, or (3) 0.25% if utilization is greater than 75.0%, per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility. As of September 30, 2024 and December 31, 2023, there were draws of $39.1 million and $39.6 million, respectively, on the KeyBank Credit Facility. The KeyBank Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of September 30, 2024 and December 31, 2023, assets pledged to secure the KeyBank Credit Facility had a fair value of $136.8 million and $111.2 million, respectively.

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the KeyBank Credit Facility for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$1,062	$991	$3,108	$3,145
Deferred financing costs	75	86	245	255
Unused commitment fees	27	31	91	65
Total interest and financing expenses	$1,164	$1,108	$3,444	$3,465
Average outstanding balance	$50,545	$47,156	$49,312	$52,647
Average stated interest rate	8.15%	8.15%	8.20%	7.82%

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the outstanding principal and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2024, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Outstanding Principal	Fair Value	Level 1	Level 2	Level 3
2026 Notes	$50,000	$45,250	$—	$—	$45,250
2032 Convertible Notes	10,000	9,137	—	—	9,137
KeyBank Credit Facility	39,091	39,091	—	—	39,091
Total	$99,091	$93,478	$—	$—	$93,478

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Note 7. Directors’ Expense

Our Independent Directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Board meeting and $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three and nine months ended September 30, 2024, the Company recognized directors’ expense of $0.1 million and $0.4 million, respectively. For the three and nine months ended September 30, 2023, the Company recognized directors’ expense of $0.1 million and $0.4 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

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

During the three and nine months ended September 30, 2024, the Company repurchased 3,697 and 24,564 of its outstanding shares, respectively, under the share repurchase program at an aggregate cost of approximately $0.1 million and $0.6 million respectively. During the three and nine months ended September 30, 2023, the Company repurchased 17,384 and 31,496 of its outstanding shares, respectively, under the share repurchase program at an aggregate cost of approximately $0.4 million and $0.7 million, respectively.

During the three and nine months ended September 30, 2024, the Company issued 68 and 194 shares, respectively, of common stock under its DRIP. During the three and nine months ended September 30, 2023, the Company issued 53 and 240 shares, respectively, of common stock under its DRIP.

During the three and nine months ended September 30, 2024, the 2032 Note Convertible Noteholders elected to convert zero and $1.0 million par of the 2032 Convertible Notes, respectively. Of the $1.0 million that was converted, $0.5 million was paid in cash and $0.5 million was converted into 22,105 shares of common stock pursuant to the Note Purchase Agreement at a rate of $22.61 per principal amount, in accordance with a Notice of Exercise of Conversion. There were no such conversion during the three and nine months ended September 30, 2023.

The total number of shares of the Company’s common stock outstanding as of September 30, 2024 and December 31, 2023 was 2,672,433 and 2,674,698, respectively.
Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Other potentially dilutive shares of the Company’s common stock, and the related impact to earnings, are considered when calculating diluted earnings per share. For the three and nine months ended September 30, 2024 and 2023, 0.4 million and 0.5 million, respectively, in convertible shares related to the 2032 Convertible Notes were considered anti-dilutive.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024(1)	2023(2)	2024(1)	2023(2)
Net increase (decrease) in net assets resulting from operations - basic and diluted	$(1,347)	$(1,951)	$(154)	$639
Weighted average common stock outstanding – basic and diluted	2,675,636	2,688,826	2,676,666	2,701,133
Net increase (decrease) in net assets per share from operations - basic and diluted	$(0.50)	$(0.73)	$(0.06)	$0.24

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three and nine months ended September 30, 2024, conversion of the 2032 Convertible Notes into 0.4 million shares was not assumed as the effect on diluted earnings per share would be anti-dilutive.
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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The following table summarizes the Company's distribution declarations for the nine months ended September 30, 2024 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
March 11, 2024	March 25, 2024	April 2, 2024	$0.32	$856	—	$—
May 7, 2024	May 21, 2024	May 31, 2024	0.33	883	126	7
August 7, 2024	August 22, 2024	August 30, 2024	0.33	883	68	1
Total Distributions Declared and Distributed for 2024			$0.98	$2,622	194	$8

The following table summarizes the Company's distribution declarations for the nine months ended September 30, 2023 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
March 9, 2023	March 20, 2023	March 31, 2023	$0.18	$488	140	$3
May 10, 2023	May 22, 2023	May 31, 2023	0.22	595	47	1
August 9, 2023	August 22, 2023	August 31, 2023	0.26	699	53	1
Total Distributions Declared and Distributed for 2023			$0.66	$1,782	240	$5

Note 11. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2024 and 2023 (dollars in thousands, except share and per share data):

	For the Nine Months Ended September 30,
	2024	2023
Per share data:
Net asset value at beginning of period	$33.34	$35.04
Net investment income(1)	1.00	1.21
Net realized gain (loss) on investments(1)	4.17	(1.47)
Net change in unrealized appreciation (depreciation) on investments(1)	(5.12)	0.50
Net realized (loss) on extinguishment of debt(1)	(0.12)	—
Dilutive effect of common stock issuance(1)	(0.08)	—
Distributions - net investment income	(0.98)	(0.66)
Accretive effect of common stock repurchases(1)	0.10	0.16
Net asset value at end of year	$32.31	$34.78
Net assets at end of period	$86,344	$93,208
Shares outstanding at end of period	2,672,433	2,679,812
Per share market value at end of period	$24.83	$20.75
Total return based on market value(2)	15.01%	(4.07)%
Ratio/Supplemental data:
Ratio of net investment income (loss) to average net assets(3)	4.04%	4.62%
Ratio of interest and financing expenses to average net assets(3)	9.72%	9.03%
Ratio of other operating expenses to average net assets(3)	9.55%	8.64%
Ratio of total expenses including tax provision, net of fee waivers to average net assets(3)	19.27%	17.67%
Portfolio turnover rate(4)	6.40%	9.18%
Average debt outstanding(5)	$111,628	$117,647
Average debt outstanding per common share(1)	$41.70	$43.55
Asset coverage ratio per unit(6)	$1,862	$1,909

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

Note 12. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of September 30, 2024, other than as set forth below.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

On November 6, 2024, the Company’s Board of Directors approved a distribution of $0.36 per share, payable on November 29, 2024, to stockholders of record as of November 19, 2024.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally must invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150%, if certain requirements are met, after such borrowing, with certain limited exceptions. As of September 30, 2024, our asset coverage ratio was 186%. To maintain our regulated investment company (“RIC”) status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under Subchapter

M of the Internal Revenue Code of 1986, as amended (the “Code”), we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III, and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III, and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their small business investment company (“SBIC”) licenses issued by the U.S. Small Business Administration (“SBA”), and continued to hold their existing investments at the time of IPO and have continued to make new investments after the IPO. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (“SBA-guaranteed debentures”) and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. Accordingly, as of September 30, 2024 and December 31, 2023, there were no SBA-guaranteed debentures outstanding.

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

The Company’s financial statements as of September 30, 2024 and December 31, 2023 and for the periods ended September 30, 2024 and 2023 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

The tax years ended December 31, 2023, 2022, 2021 and 2020 remain subject to examination by U.S. federal, state, and local tax authorities. No material interest expense or penalties have been assessed for the three and nine months ended September 30, 2024 and 2023. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of both September 30, 2024 and December 31, 2023, the Company recorded a net deferred tax asset of zero. For both the three and nine months ended September 30, 2024 and 2023, the Company recorded a tax provision of zero. As of September 30, 2024 and December 31, 2023, the valuation allowance on the Company’s net deferred tax asset was $3.4 million and $3.9 million, respectively. During the three and nine months ended September 30, 2024, the Company recognized no change in the valuation allowance and a decrease of $0.5 million, respectively. During the three and nine months ended September 30, 2023, the Company recognized an increase in the valuation allowance of $0.3 million and $0.2 million, respectively.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s U.S. federal income tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of September 30, 2024 and December 31, 2023, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of September 30, 2024 and December 31, 2023. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

Portfolio and Investment Activity

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests primarily in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market companies and traditional middle-market companies. As of September 30, 2024, our portfolio consisted of investments in 59 portfolio companies with a fair value of approximately $175.6 million. As of December 31, 2023, our portfolio consisted of investments in 60 portfolio companies with a fair value of approximately $189.7 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of September 30, 2024, none of the fair value of our first lien loans consisted of last-out loans. As of December 31, 2023, none of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the three months ended September 30, 2024, we made approximately $0.9 million of investments and had approximately $19.0 million in repayments and sales, resulting in net repayments and sales of approximately $18.1 million for the period. During the three months ended September 30, 2023, we made approximately $6.1 million of investments and had approximately $23.2 million in repayments and sales, resulting in net repayment of approximately $17.1 million for the period.

During the nine months ended September 30, 2024, we made approximately $12.2 million of investments and had approximately $25.5 million in repayments and sales, resulting in net repayments and sales of approximately $13.3 million for the period. During the nine months ended September 30, 2023, we made approximately $18.4 million of investments and had approximately $34.5 million in repayments and sales, resulting in net repayment of approximately $16.1 million for the period.

As of September 30, 2024, our debt investment portfolio, which represented 86.8% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 12.3% (excluding income from non-accruals and collateralized loan obligations). As of September 30, 2024, 10.6% of the fair value of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2023, our debt investment portfolio, which represented 82.0% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 11.1% (excluding income from non-accruals and collateralized loan obligations). As of December 31, 2023, 13.6% of the fair value of our debt investment portfolio was bearing a fixed rate of interest.

The weighted average annualized yield is calculated based on the effective interest rate as of period end, divided by the outstanding par balance of our debt investments, excluding non-accrual investments and collateralized loan obligations. The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. There can be no assurance that the weighted average annualized yield will remain at its current level.

As of September 30, 2024, the Company’s Adviser approved the fair value of the Company’s investment portfolio of approximately $175.6 million in good faith in accordance with the Company’s valuation procedures. The Company’s Adviser approved the fair value of the Company’s investment portfolio as of September 30, 2024 with input from third-party valuation firms based on information known or knowable as of the valuation date, including trailing and forward looking data.

As of September 30, 2024, we had debt investments in three portfolio companies on non-accrual status with an aggregate amortized cost of $17.2 million and an aggregate fair value of $8.2 million, which represented 8.8% and 4.6% of the investment portfolio, respectively. As of December 31, 2023, we had debt investments in three portfolio companies on non-accrual status with aggregate amortized cost of $17.2 million and an aggregate fair value of $12.8 million, which represented 8.7% and 6.8% of the investment portfolio, respectively.

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2024 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$132,601	67.6%	$121,654	69.3%
Second Lien Debt	9,554	4.9%	8,181	4.7%
Subordinated Debt	26,895	13.7%	22,487	12.8%
Collateralized Loan Obligations	1,823	0.9%	1,570	0.9%
Joint Venture	383	0.2%	393	0.2%
Equity	24,864	12.7%	21,295	12.1%
Total	$196,120	100.0%	$175,580	100.0%

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2023 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$128,537	65.4%	$124,007	65.4%
Second Lien Debt	8,968	4.6%	7,918	4.2%
Subordinated Debt	26,573	13.5%	23,548	12.4%
Collateralized Loan Obligations	1,600	0.8%	1,600	0.8%
Joint Venture	440	0.2%	450	0.2%
Equity	30,400	15.5%	32,135	17.0%
Total	$196,518	100.0%	$189,658	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024		December 31, 2023
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$44,272	25.3%	$47,934	25.3%
Financials	25,359	14.4%	24,213	12.8%
Information Technology	20,381	11.6%	21,860	11.5%
Business Services	19,250	11.0%	29,555	15.6%
Industrials	17,797	10.1%	16,558	8.7%
Consumer Discretionary	14,564	8.2%	10,180	5.4%
Automobile Part Manufacturer	6,661	3.8%	5,510	2.9%
Healthcare Management	4,774	2.7%	9,465	5.0%
Advertising & Marketing Services	4,157	2.4%	4,160	2.2%
Communication Services	3,983	2.3%	4,029	2.1%
Medical Device Distributor	3,814	2.2%	3,425	1.8%
Textile Equipment Manufacturer	2,429	1.4%	3,860	2.0%
Online Merchandise Retailer	1,966	1.1%	2,095	1.1%
Financial Services	1,883	1.1%	2,445	1.3%
Consumer Staples	1,719	1.0%	1,737	0.9%
Household Product Manufacturer	758	0.4%	758	0.4%
General Industrial	594	0.3%	212	0.1%
Oil & Gas Engineering and Consulting Services	512	0.3%	670	0.4%
Data Processing & Digital Marketing	507	0.3%	509	0.3%
Electronic Machine Repair	200	0.1%	245	0.1%
Testing Laboratories	—	—	238	0.1%
Total	$175,580	100.0%	$189,658	100.0%

Results of Operations

Operating results for the three and nine months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Total investment income	$5,148	$5,162	$15,521	$15,762
Total expenses	4,153	4,008	12,829	12,496
Net investment income	995	1,154	2,692	3,266
Net realized gain (loss) on investments	11,068	(95)	11,155	(3,963)
Net change in unrealized appreciation (depreciation) on investments	(13,263)	(3,010)	(13,680)	1,336
Net realized gain (loss) on extinguishment of debt	(147)	—	(321)	—
Net increase (decrease) in net assets resulting from operations	$(1,347)	$(1,951)	$(154)	$639

Investment income

The composition of our investment income for the three and nine months ended September 30, 2024 and 2023 was as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$4,867	$4,765	$14,135	$14,440
Payment-in-kind interest	226	374	1,097	1,157
Dividend income	17	14	51	47
Other income	38	9	238	118
Total investment income	$5,148	$5,162	$15,521	$15,762

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

For the three months ended September 30, 2024, total investment income decreased by less than $0.1 million, or 0.3%, compared to the three months ended September 30, 2023. The decrease from the prior period was primarily driven by an decrease in PIK interest from $0.4 million for the three months ended September 30, 2023 to $0.2 million for the three months ended September 30, 2024, offset by a increase in interest income from $4.8 million for the three months ended September 30, 2023 to $4.9 million for the three months ended September 30, 2024. The increase in interest income is primarily due to a higher yielding interest earning debt portfolio for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

For the nine months ended September 30, 2024, total investment income decreased $0.2 million, or 1.5%, compared to the nine months ended September 30, 2023. The decrease from the prior period was driven by an decrease in interest income from $14.4 million for the nine months ended September 30, 2023 to $14.1 million for the nine months ended September 30, 2024. The decrease in interest income is primarily due to a smaller interest earning debt portfolio for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. PIK interest decreased from $1.2 million for the nine months ended September 30, 2023 to $1.1 million for the nine months ended September 30, 2024. The decrease in PIK income during the nine months ended September 30, 2024 compared to the same period in prior year was primarily due to an decrease in income that was paid in-kind.

Operating expenses

The composition of our expenses for the three and nine months ended September 30, 2024 and 2023 was as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest and financing expenses	$2,163	$2,080	$6,473	$6,385
Base management fee	860	913	2,662	2,789
Directors' fees	115	135	440	405
Administrative service fees	220	198	676	679
General and administrative expenses	795	682	2,578	2,238
Total expenses	$4,153	$4,008	$12,829	$12,496

For the three months ended September 30, 2024, operating expenses increased by $0.1 million, or 3.6%, compared to the three months ended September 30, 2023. Interest and financing expenses increased from $2.1 million for the three months ended September 30, 2023 to $2.2 million for the three months ended September 30, 2024 primarily due to higher cost of debt capital during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. General and administrative expenses increased from $0.7 million for the three months ended September 30, 2023 to $0.8 million for the three months ended September 30, 2024, primarily due to higher professional fees in the current year.

For the nine months ended September 30, 2024, operating expenses increased by $0.3 million, or 2.7% compared to the nine months ended September 30, 2023. Interest and financing expenses increased from $6.4 million for the nine months ended September 30, 2023 to $6.5 million for the nine months ended September 30, 2024, primarily due to higher cost of debt capital during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Base management fees decreased from $2.8 million for the nine months ended September 30, 2023 to $2.7 million for the nine months ended September 30, 2024 due to lower average assets under management. General and administrative expenses increased from $2.2 million for the nine months ended September 30, 2023 to $2.6 million for the nine months ended September 30, 2024, primarily due to lower professional fees in the prior year.

Net realized gain (loss) on sales of investments

During the three and nine months ended September 30, 2024, we recognized $11.1 million and $11.2 million of net realized gains/(losses) on our portfolio investments, respectively. During the three and nine months ended September 30, 2023, we recognized $0.1 million and $4.0 million of net realized losses on our portfolio investments, respectively.

Net change in unrealized appreciation (depreciation) on investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three and nine months ended September 30, 2024, we recognized $(13.3) million and $(13.7) million of net change in unrealized depreciation on investments, respectively. For the three and nine months ended September 30, 2023, we recognized $(3.0) million and $1.3 million of net change in unrealized (depreciation) appreciation on investments, respectively.

Changes in net assets resulting from operations

For the three and nine months ended September 30, 2024, we recorded a net decrease and increase in net assets resulting from operations of $(1.3) million and $(0.2) million, respectively. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2024, our basic and diluted per share net decrease in net assets resulting from operations was $(0.50) and $(0.06), respectively.

For the three and nine months ended September 30, 2023, we recorded a net decrease and increase in net assets resulting from operations of $(2.0) million and $0.6 million. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2023, our basic per share net (decrease) increase in net assets resulting from operations was $(0.73) and $0.24, respectively.

Financial Condition, Liquidity and Capital Resources

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our stockholders, and repay indebtedness.

Since our IPO, we have raised approximately $136.0 million in net proceeds from equity offerings through September 30, 2024.

KeyBank Credit Facility

On October 30, 2020, Capitala Business Lending, LLC (“CBL”), a direct, wholly owned, consolidated subsidiary of the Company, entered into a senior secured revolving credit agreement (“the KeyBank Credit Facility”) with the investment adviser at the time, as collateral manager, the lenders from time to time parties thereto (each, a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. The KeyBank Credit Facility was amended on May 10, 2022, October 20, 2022, and August 21, 2024. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $75.0 million, with an uncommitted accordion feature that allows the Company to borrow up to an additional $125.0 million. The KeyBank Credit Facility matures on August 21, 2029, unless there is an earlier termination or event of default. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through August 21, 2027, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at 1M Term SOFR plus 2.80% during the reinvestment period and 3.20% thereafter, with a 0.40% 1M Term SOFR floor. CBL will also pay an unused commitment fee at a rate of (1) 0.75% if utilization is less than or equal to 50.0%, (2) 0.50% if utilization is greater than 50.0% but less than or equal to 75.0%, or (3) 0.25% if utilization is greater than 75.0%, per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility. As of September 30, 2024, there were draws of $39.1 million on the KeyBank Credit Facility. The KeyBank Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of September 30, 2024, assets pledged to secure the KeyBank Credit Facility had a fair value of $136.8 million.

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

During the three months ended September 30, 2024, the Company repaid $2.0 million in outstanding principal amount of the 2032 Convertible Notes.

During the nine months ended September 30, 2024, the Company repaid $4.0 million and converted another $1.0 million in outstanding principal amount of the 2032 Convertible Notes. Of the $1.0 million that was converted, $0.5 million was paid in cash and $0.5 million was converted into shares of the Company’s common stock at a rate of $22.61 per principal amount, in accordance with a Notice of Exercise of Conversion.

As of September 30, 2024, the Company had $10.0 million in 2032 Convertible Notes outstanding.

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

As of September 30, 2024, the Company had approximately $50.0 million in aggregate principal amount of 2026 Notes outstanding.

Asset Coverage Ratio

We are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150% if certain requirements are met, after such borrowing, with certain limited exceptions. As of September 30, 2024, our asset coverage ratio was 186%. If our asset coverage ratio falls below 150% due a decline in the fair market of our portfolio, we may be limited in our ability to raise additional debt.

Cash and Cash Equivalents

As of September 30, 2024, we had $5.0 million in cash and cash equivalents.

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

A summary of our significant contractual payment obligations as of September 30, 2024 are as follows (dollars in millions):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
2026 Notes	$—	$50.0	$—	$—	$50.0
2032 Convertible Notes	—	—	—	10.0	10.0
KeyBank Credit Facility	—	—	39.1	—	39.1
Total Contractual Obligations	$—	$50.0	$39.1	$10.0	$99.1

Distributions

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we timely distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, to avoid a U.S. federal excise tax, we must distribute an amount at least equal to the sum of 98% of our ordinary income (during the calendar year) plus 98.2% of our capital gain net income (during each 12-month period ending on October 31 in that calendar year) plus any ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax. We made quarterly distributions to our stockholders for the first four full quarters subsequent to our IPO. To the extent we had income available, we made monthly distributions to our stockholders from October 30, 2014 until March 30, 2020. As announced on April 1, 2020, distributions, if any, will be made on a quarterly basis effective for the second quarter of 2020. Our stockholder distributions, if any, will be determined by our Board on a quarterly basis. Any distributions to our stockholders will be declared out of assets legally available for distribution. For the three and nine months ended September 30, 2024, the Company made a distribution of $0.33 and $0.98 per share, respectively. For the three and nine months ended September 30, 2023, the Company made a distribution of $0.26 and $0.66 per share, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2024 and December 31, 2023, the Company had the following outstanding unfunded commitments to existing portfolio companies (dollars in thousands):

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Accordion Partners LLC (Revolver)	First Lien/Senior Secured Debt	$765	$1,531
American Clinical Solutions, LLC(1)	First Lien/Senior Secured Debt	N/A	250
BetaNXT, Inc. (Revolver)	First Lien/Senior Secured Debt	235	408
Bradshaw International, Inc. (Revolver)	First Lien/Senior Secured Debt	615	922
Critical Nurse Staffing, LLC (Revolver)	First Lien/Senior Secured Debt	1,000	1,000
Dentive, LLC(1)	First Lien/Senior Secured Debt	N/A	344
Dentive, LLC (Revolver)	First Lien/Senior Secured Debt	157	148
Fortis Payment Systems, LLC(1)	First Lien/Senior Secured Debt	281	N/A
Great Lakes Funding II LLC - Series A	Joint Venture	112	55
GreenPark Infrastructure, LLC - Series M-1	Common Stock and Membership Units	732	732
IDC Infusion Services, LLC(1)	First Lien/Senior Secured Debt	798	799
Morae Global Corporation (Revolver)	First Lien/Senior Secured Debt	292	292
Orthopaedic (ITC) Buyer, LLC(1)	First Lien/Senior Secured Debt	637	638
PhyNet Dermatology LLC(1)	First Lien/Senior Secured Debt	259	259
Riddell, Inc.(1)	First Lien/Senior Secured Debt	364	N/A
Tactical Air Support, Inc.(1)	First Lien/Senior Secured Debt	N/A	286
Taoglas Group Holdings Limited (Revolver)	First Lien/Senior Secured Debt	70	261
VBC Spine Opco, LLC (DxTx Pain and Spine LLC)(1)	First Lien/Senior Secured Debt	285	713
VBC Spine Opco, LLC (DxTx Pain and Spine LLC) (Revolver)	First Lien/Senior Secured Debt	145	97
Wealth Enhancement Group, LLC (Revolver)	First Lien/Senior Secured Debt	438	438
Total Unfunded Commitments		$7,185	$9,173

(1) Delayed-draw term loan.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

On November 6, 2024, the Company’s Board of Directors approved a distribution of $0.36 per share, payable on November 29, 2024, to stockholders of record as of November 19, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts subject to the requirements of the 1940 Act. For the nine months ended September 30, 2024, we did not engage in hedging activities.

As of September 30, 2024, we held 48 securities bearing a variable rate of interest. Our variable rate investments represent approximately 89.4% of the fair value of our total debt investments. As of September 30, 2024, none of our variable rate securities were yielding interest at a rate equal to the established interest rate floor. As of September 30, 2024, we had $39.1 million outstanding on our KeyBank Credit Facility, which has a variable rate of interest at one-month SOFR + 2.80%, subject to an interest rate floor of 0.40%. As of September 30, 2024, all of our other interest paying liabilities, consisting of $50.0 million in 2026 Notes and $10.0 million in 2032 Convertible Notes, were bearing interest at a fixed rate.

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

Based on our September 30, 2024 consolidated statements of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$4,361	$(1,192)	$3,169
Up 200 basis points	2,907	(795)	2,112
Up 100 basis points	1,454	(397)	1,057
Down 100 basis points	(1,454)	397	(1,057)
Down 200 basis points	(2,875)	795	(2,080)
Down 300 basis points	(4,190)	1,192	(2,998)

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

As of September 30, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Notably, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Remediation of Previously Disclosed Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we identified a material weakness in the Company’s internal control over financial reporting. Specifically, as previously disclosed, in March 2024, we identified a material weakness in our internal controls over financial reporting related to our failure to satisfy the gross income requirement to maintain our special tax status as a RIC for the years ended December 31, 2020, December 31, 2021 and December 31, 2022.

In response to such material weakness, management took certain actions to further enhance effective internal control measures to improve our internal control over financial reporting and to remediate the identified material weakness. Corrective actions to remediate the control deficiencies identified above, included incorporation of additional controls over the data used regarding the calculation of the gross income test for purposes of evaluating the Company’s qualification as a RIC. Management, including the Chief Executive Officer and Chief Financial Officer, has evaluated these remedial efforts and concluded that as of September 30, 2024, our planned actions to enhance our processes and controls have addressed this material weakness. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

(b)
Changes in Internal Controls Over Financial Reporting

Except for the remediation indicated above, there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than the shares issued pursuant to our DRIP, we did not engage in any sales of unregistered securities during the period covered in this report. We issued a total of 68 shares of common stock under our DRIP during the three months ended September 30, 2024. This issuance was not subject to the registration requirements of the Securities Act. For the three months ended September 30, 2024, the aggregate value of the shares of our common stock issued under our DRIP was less than $0.1 million.

The following table sets forth information regarding repurchases of shares of our common stock.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)(1)
July 1, 2024 through July 31, 2024	—	N/A	—	4.9
August 1, 2024 through August 31, 2024	—	N/A	—	4.9
September 1, 2024 through September 30, 2024	3,697	23.89	3,697	4.8
Total	3,697		3,697

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
10.1

Fourth Amendment to Revolving Credit and Security Agreement, dated as of August 21, 2024, among Capitala Business Lending, LLC, as the borrower, Mount Logan Management, LLC, as the collateral manager, the lenders from to time to time party thereto, KeyBank National Association, as the administrative agent, and U.S. Bank National Association, as the custodian(8)

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
(6)
Incorporated by reference to Exhibit 2.a to the Company’s Pre-Effective Amendment No. 5 to Form N-2, filed on September 24, 2013.
(7)
Incorporated by reference to Exhibit 2.b to the Company’s Pre-Effective Amendment No. 5 to Form N-2, filed on September 24, 2013.
(8)
Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 22, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Logan Ridge Finance Corporation

Date: November 7, 2024	By	/s/ Ted Goldthorpe
Ted Goldthorpe
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 7, 2024	By	/s/ Brandon Satoren
Brandon Satoren
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer )