Form 10-K
period 2024-12-31
Logan Ridge Finance Corp.
filed 2025-03-13
CIK 1571329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2024

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive office, telephone number and state or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number
814-01022	Logan Ridge Finance Corporation 650 Madison Avenue, 3rd Floor New York, New York 10022 Telephone: (212) 891-2880 State of Incorporation: Maryland	90-0945675

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	LRFC	NASDAQ Global Select Market

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

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $59.9 million based on the number of shares held by non-affiliates of the registrant as of June 30, 2024, which was the last business day of the registrant’s most recently completed second fiscal quarter. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

The number of shares of Logan Ridge Finance Corporation’s common stock, $0.01 par value, outstanding as of March 10, 2025 was 2,655,898.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10-14 of this Annual Report on Form 10-K will be filed in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K, to be filed not later than 120 days after December 31, 2024. Such information is incorporated herein by reference.

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

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in our Annual Report on Form 10-K involve risks and uncertainties, including statements as to:

• our ability to consummate the merger with Portman Ridge Finance Corporation (“PTMN”) on the expected timeline, or at all;

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

• the timing of cash flows, if any, from the operations of our portfolio companies; and

• risks related to certain mergers diverting management’s attention from ongoing business operations.

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

• geopolitical instability and volatility in the global markets caused by events such as the deterioration in the bilateral relationship between the U.S. and China, the military conflict between Russia and Ukraine, and conflict in the Middle East;

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

ITEM 1. BUSINESS

FORMATION OF OUR COMPANY

We are an externally managed non-diversified closed-end management investment company incorporated in Maryland that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We commenced operations on May 24, 2013 and completed our initial public offering (“IPO”) on September 30, 2013. We are managed by Mount Logan Management LLC, an investment adviser that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and BC Partners Management LLC provides the administrative services necessary for us to operate. For U.S. federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company believes it qualified as a RIC under the Code for the fiscal year ended December 31, 2024, and the Company intends to comply with the requirements to continue to qualify annually as a RIC under the Code. For the fiscal year ended December 31, 2022, the Company failed the income source requirement under subchapter M of the Code, and thus did not qualify as a RIC under the Code for such year. The Company has determined that there was no quantitative impact to the consolidated statements of assets and liabilities, the consolidated statements of operations, the consolidated statements of changes in net assets, and the consolidated statements of cash flows as of and for the year ended December 31, 2022.

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

On September 24, 2013, we acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of our common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became our wholly owned subsidiaries. Fund II and Fund III retained their small business investment company (“SBIC”) licenses, continued to hold their existing investments at the time of the IPO and have continued to make new investments. The IPO consisted of the sale of 4,000,000 shares of our common stock at a price of $20.00 per share resulting in net proceeds to us of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to us, and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (“SBA-guaranteed debentures”) and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. Accordingly, as of December 31, 2024 and 2023, there were no SBA-guaranteed debentures outstanding.

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

All of the Company’s then-current officers resigned at the Closing and the Board appointed Ted Goldthorpe as the Company’s Chief Executive Officer and President, Jason Roos as the Company’s Chief Financial Officer, Treasurer and Secretary, Patrick Schafer as the Company’s Chief Investment Officer and David Held as the Company’s Chief Compliance Officer. On November 9, 2021, Jason Roos was replaced as Secretary and Treasurer of the Company by Brandon Satoren, who was also appointed as Chief Accounting Officer. Following the resignation of Jason Roos from his position as the Chief Financial Officer of the Company on March 11, 2024, effective March 31, 2024, Brandon Satoren was appointed by the Board as Chief Financial Officer of the Company, effective April 1, 2024 and continues to serve in that role.

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

MLC is managed by the founders of BC Partners Credit bringing to bear the investment expertise and deep resources of the broader BC Partners platform, all of which the Company — as an entity within the BC Partners ecosystem - benefits from. Mount Logan is an alternative asset management and insurance solutions company that is focused on public and private debt securities in the North American market and the reinsurance of annuity products, primarily through its wholly-owned subsidiaries, Mount Logan Management LLC (“ML Management”) and Ability Insurance Company (“Ability”), respectively.

Mount Logan’s investment committee, or the Mount Logan Investment Committee, includes Ted Goldthorpe, Matthias Ederer, Henry Wang, Patrick Schafer and Ivelin Dimitrov, each experienced members of Mount Logan’s investment personnel.

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

Most of our debt investments are structured as first lien loans, and as of December 31, 2024, 77.7% of the fair value of our debt investments consisted of such investments. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt in one debt security, bifurcating the loan into a first-out tranche and last-out tranche. As of December 31, 2024, none of our first lien loans consisted of last-out loans. We believe that unitranche debt can be attractive for many lower middle-market and traditional middle-market businesses, given the reduced structural complexity, single lender interface and elimination of intercreditor or potential agency conflicts among lenders.

We may also invest in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender. On a fair market value basis, 6.3% of our debt investments consisted of second lien loans as of December 31, 2024.

Some of our debt investments have payment-in-kind (“PIK”) interest, which is a form of interest that is not paid currently in cash but is accrued and added to the loan balance until paid at the end of the term. While we generally seek to minimize the percentage of our fixed return that is in the form of PIK interest, we sometimes receive PIK interest due to prevailing market conditions that do not support the overall blended interest yield on our debt investments being paid in all-cash interest. As of December 31, 2024, our weighted average PIK yield was 1.1% (excluding the income from non-accruals and collateralized loan obligations). As of December 31, 2024, the weighted average annualized cash yield on our debt portfolio was 9.6% (excluding the income from non-accruals and collateralized loan obligations). In addition to yield in the form of current cash and PIK interest, some of our debt investments include an equity component, such as a warrant to purchase a common equity interest in the borrower for a nominal price.

The weighted average annualized yield is calculated based on the effective interest rate as of period end, divided by the outstanding par balance of our debt investments. The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.

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

INVESTMENT PROCESS

The management of our investment portfolio is the responsibility of Mount Logan and the Logan Ridge investment team (the “LRFC Investment Team”). All investment decisions require the majority approval of the Mount Logan Investment Committee. The LRFC Investment Team sources, identifies and diligences investment opportunities and presents the opportunity to the Mount Logan Investment Committee for approval. The Mount Logan Investment Committee is currently comprised of five members of BC Partners Credit (Ted Goldthorpe, Matthias Ederer, Ivelin Dimitrov, Patrick Schafer, and Henry Wang). The Mount Logan Investment Committee meets regularly to review the opportunities presented by the LRFC Investment Team. Follow-on investments in existing portfolio companies may require the Mount Logan’s Investment Committee approval beyond that obtained when the initial investment in the company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Mount Logan Investment Committee. The Board, including a majority of the Independent Directors, oversees and monitors the investment performance and, beginning with the second anniversary of the effective date of the Investment Advisory Agreement, will annually review the compensation Logan Ridge pays to Mount Logan.

None of Mount Logan’s investment professionals receive any direct compensation from Logan Ridge in connection with the management of Logan Ridge’s portfolio.

The following individuals (the “LRFC Portfolio Managers”) have senior responsibility for the management of our investment portfolio: Ted Goldthorpe, Matthias Ederer, Henry Wang, Ivelin Dimitrov, and Patrick Schafer. Mr. Schafer is Logan Ridge's Chief Investment Officer and has primary responsibility for the day-to-day implementation and management of Logan Ridge's investment portfolio.

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

AGREEMENTS

Investment Advisory Agreement

On July 1, 2021, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser, which was approved by the Company’s stockholders on May 27, 2021. Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect from year-to-year if approved annually by the Board or by a majority of our outstanding voting securities, including, in either case, by a majority of our directors who are not “interested persons” as such term is defined in Section 2(a)(19) of the 1940 Act (“Independent Directors”). The Board most recently approved the renewal of the Investment Advisory Agreement at a meeting on May 7, 2024, for a period of one year effective July 1, 2024 and will remain in effect until July 1, 2025. Subject to the overall supervision of the Board, the Investment Adviser manages our day-to-day operations and provides investment advisory and management services to us. Under the terms of the Investment Advisory Agreement, the Investment Adviser:

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

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Adviser that would, when taken together with all other incentive fees paid to the Investment Adviser during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20.0% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. As of December 31, 2024 and 2023, the Company did not have incentive fees payable to the Investment Adviser related to fees earned in prior years but deferred under the incentive fee deferral mechanism, respectively.

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

Duration and Termination

On July 1, 2021, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser, which was approved by the Company’s stockholders on May 27, 2021. Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect from year-to-year if approved annually by the Board or by a majority of our outstanding voting securities, including, in either case, by a majority of our directors who are not “interested persons” as such term is defined in Section 2(a)(19) of the 1940 Act (“Independent Directors"). The Board most recently approved the renewal of the Investment Advisory Agreement at a meeting on May 7, 2024, for a period of one year, effective July 1, 2024 and will remain in effect until July 1, 2025. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may also be terminated by either party without penalty upon not less than 60 days’ written notice to the other party. See “Risk Factors — Risks Relating to Our Business and Structure — Our Investment Adviser has the right to resign on 60 days’ notice and we may not be able to find a suitable replacement within such time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

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

Administration Agreement

BC Partners Management LLC, a Delaware limited liability company, serves as our administrator. The principal executive offices of our administrator are located at 650 Madison Avenue, 3rd Floor, New York, New York 10022. Pursuant to the Administration Agreement, our administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, our administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders. In addition, our administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our chief financial officer, chief compliance officer and our allocable portion of the compensation of their respective administrative support staff. Under the Administration Agreement, our administrator will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. Unless terminated earlier in accordance with its terms, the Administration Agreement will remain in effect if approved annually by our Board. On July 1, 2021, we entered into the Administration Agreement. Unless terminated earlier in accordance with its terms, the Administration Agreement was renewed on May 7, 2024, for a period of one year, effective July 1, 2024 and will remain in effect until July 1, 2025. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to our administrator. Stockholder approval is not required to amend the Administration Agreement.

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

Proxy Voting Records

You may obtain information about how we voted proxies by making a written request for proxy voting information to: Mount Logan Management LLC, 650 Madison Avenue, 3rd Floor, New York, New York 10022.

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

Risks Relating to Our Business and Structure

The announcement and pendency of the merger with PTMN could adversely affect the Company’s businesses, financial results and operations.

As described further below, on January 29, 2025, the Company entered into a Merger Agreement (as defined below). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Developments.” The announcement and pendency of the Mergers (as defined below) could cause disruptions in, and create uncertainty surrounding, our businesses, including affecting relationships with existing and future borrowers, which could have a significant negative impact on future revenues and results of operations, regardless of whether the Mergers are completed. In addition, the Company has diverted, and will continue to divert, management resources towards the completion of the Mergers, which could have a negative impact on future revenues and results of operations.

The Company is also subject to the restrictions on the conduct of its businesses prior to the completion of the Mergers set forth in the Merger Agreement. Generally, these restrictions will require the Company to conduct its businesses only in the ordinary course and subject to specific limitations, including, among other things, certain restrictions on their ability to make certain investments and acquisitions, sell, transfer or dispose of their assets, amend its organizational documents and enter into or modify certain material contracts. These restrictions could prevent us from pursuing otherwise attractive business opportunities, industry developments and future opportunities and may otherwise have a significant negative impact on our future investment income and results of operations.

Most stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Mergers.

If the Mergers are consummated, the Company’s stockholders will experience a reduction in their percentage ownership interests and effective voting power in respect of the combined company relative to their percentage ownership interests in the Company prior to the Mergers unless they hold a comparable or greater percentage ownership in PTMN. Consequently, the Company’s stockholders should generally expect to exercise less influence over the management and policies of the combined company following the Mergers than they currently exercise over the management and policies of the Company.

In addition, prior to completion of the Mergers, subject to certain restrictions in the Merger Agreement and certain restrictions under the 1940 Act for issuances at prices below the then-current NAV per share of PTMN common stock and the Company’s common stock, PTMN and the Company may issue additional shares of PTMN common stock and the Company’s common stock, respectively, which would further reduce the percentage ownership of the combined company to be held by current PTMN stockholders and the Company’s stockholders.

The termination of the Merger Agreement could negatively impact the Company.

If the Merger Agreement is terminated, there may be various consequences, including:

•
the business of the Company may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers;
•
the Company may not be able to find a party willing to pay an equivalent or more attractive price than the price PTMN agreed to pay in the Mergers; and
•
PTMN and the Company would not realize the anticipated benefits of the Mergers.

The Merger Agreement limits the ability of the Company to pursue alternatives to the Mergers.

The Merger Agreement includes restrictions on the ability of the Company to solicit proposals for alternative transactions or engage in discussions regarding such proposals, subject to exceptions and termination provisions, which could have the effect of discouraging such proposals from being made or pursued.

The Company will be subject to operational uncertainties and contractual restrictions while the Mergers are pending.

Uncertainty about the effect of the Mergers may have an adverse effect the Company and, consequently, on the combined company following completion of the Mergers. These uncertainties may cause those that deal with the Company to seek to change their existing business relationships. In addition, the Merger Agreement restricts the Company from taking actions that might otherwise be considered to be in its best interest. These restrictions may prevent the Company from pursuing certain business operations that may arise prior to the completion of the Mergers.

If the Mergers do not close, the Company will not benefit from the expenses it has incurred in pursuit of the Mergers.

If the Mergers are not completed, the Company will have incurred substantial expenses for which no ultimate benefit will have been received. The Company has incurred out-of-pocket expenses in connection with the Mergers for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Mergers are not completed. It is anticipated that the Company will bear expenses of approximately $2.1 million ($0.79 per share of the Company’s Common Stock outstanding as of December 31, 2024) in connection with the Mergers, both if consummated and not consummated.

Litigation filed against PTMN or the Company in connection with the Mergers could result in substantial costs and could delay or prevent the Mergers from being completed.

From time to time, PTMN and the Company may be subject to legal actions, including securities class action lawsuits and derivative lawsuits, as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas in connection with the Mergers. These or any similar securities class action lawsuits and derivative lawsuits, regardless of their merits, may result in substantial costs and divert management time and resources. An adverse judgment in such cases could have a negative impact on the liquidity and financial condition of PTMN, the Company or the combined company following the Mergers or could prevent the Mergers from being completed.

The Mergers are subject to closing conditions, including stockholder approvals, that, if not satisfied or (to the extent legally allowed) waived, will result in the Mergers not being completed, which may result in material adverse consequences to the business and operations of the Company.

The Mergers are subject to closing conditions, including certain approvals of PTMN stockholders and the Company’s stockholders that, if not satisfied, will prevent the Mergers from being completed. In addition to the required approvals of PTMN stockholders and the Company’s stockholders, the Mergers are subject to a number of other conditions beyond the control of PTMN and the Company that may prevent, delay or otherwise materially adversely affect completion of the Mergers. The Company cannot predict whether and when these other conditions will be satisfied.

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

We had $50.0 million and $7.5 million respectively, of 2026 Notes and 2032 Convertible Notes outstanding as of December 31, 2024. In addition, as of December 31, 2024, we had $48.8 million outstanding under the KeyBank Credit Facility that provides for borrowings of up to $75.0 million on a revolving basis and may be increased up to $125.0 million in accordance with the terms and in the manner described in the KeyBank Credit Facility. If we are unable to secure additional debt financing on commercially reasonable terms, our liquidity could be reduced significantly. If we are unable to repay amounts outstanding under any debt facilities we may obtain and are declared in default or are unable to renew or refinance these facilities, we may not be able to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, another economic downturn or an operational problem that affects third parties or us and could materially damage our business.

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

In addition, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current Administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China, the military conflict between Russia and Ukraine or the military conflict in the Middle East, could lead to disruption, instability and volatility in the global markets. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events may limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.

The ongoing military conflict between Russia and Ukraine and the ongoing military conflict in the Middle East may have a material adverse impact on us and our portfolio companies.

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

In October 2023, Hamas (an organization which has been designated as a terrorist organization by the United States and several other nations), committed a terrorist attack within Israel which began an active armed conflict between Hamas and Israel. The conflict and measures taken in response could have a negative impact on the economy and business activity globally (including in countries in which the Company invests), and therefore could adversely affect the performance of the investments. The severity and duration of the conflict and its future impact on global economic and market conditions (including, for example, oil prices) present a material uncertainty and risk with respect to the economic stability and the performance of the investments and operations in the region. The conflict has expanded to other countries in the Middle East and there is a risk that the armed conflict may expand further, which may exacerbate the risks described above. Similar risks exist to the extent that any service providers, vendors or certain other parties have material operations or assets in the Middle East, or the immediate surrounding areas. The United States has announced sanctions and other measures against Hamas-related persons and organizations in response to the terrorist attacks, and the United States (and/or other countries) may announce further sanctions related to the ongoing conflict in the future.

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

Any public health emergency, or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of a public health emergency and the resulting measures taken in response thereto. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

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

There has been ongoing discussion and commentary regarding further potential significant changes to U.S. trade policies, treaties and tariffs. Since 2018, the U.S. has imposed various tariffs on Chinese goods, and China has retaliated by placing tariffs on various U.S. goods. Most recently, in February 2025, the U.S. government imposed an additional 10% tariff on imports from China, on top of existing tariff burdens, and the U.S. President has indicated that additional tariffs may be forthcoming. Prior tariffs have resulted in, and may continue to trigger, retaliatory actions by affected countries, including the imposition of tariffs on the U.S. by other countries. These events have created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity, restrict our portfolio companies’ access to suppliers or customers, increase costs, decrease margins, reduce the competitiveness of products and services offered by current or future portfolio companies and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

Changes in federal policy, including tax and trading policies, and at regulatory agencies may occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. President Trump’s election, coupled with Republican control of the Senate and the House of Representatives (albeit by narrow margins) could lead to new legislative and regulatory initiatives or the roll-back of initiatives of the previous presidential administration. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

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

The Company may incur additional leverage.

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

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation has fluctuated in recent periods in the U.S. and globally, and the U.S. Federal Reserve has responded by tightening monetary policy. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may further tighten in response. Certain of our portfolio companies may be impacted by inflation and persistent inflationary pressures could negatively affect our portfolio companies’ profit margins. Inflation could become a serious problem in the future and have an adverse impact on the Company’s returns.

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

We depend on the diligence, skill and network of business contacts Ted Goldthorpe, Matthias Ederer, Henry Wang, Ivelin Dimitrov, and Patrick Schafer, each experienced members of the Investment Adviser’s investment personnel, who serve as the members of the investment committee of the Investment Adviser. Our success depends on the continued service of these individuals and the other senior investment professionals available to the Investment Adviser. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any of these individuals to terminate his relationship with us. Additionally, we cannot assure you that a reduction in revenue to the Investment Adviser, including as a result of fee waivers or a decrease in our assets, would not lead to a loss of investment professionals in the future. Such loss of members of the Investment Adviser’s investment committee and other investment professionals could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that the Investment Adviser will continue indefinitely as our investment adviser. The members of the Investment Adviser’s investment team are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and may have conflicts of interest in allocating their time.

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

As of December 31, 2024, we had $7.5 million of 6.00% fixed rate convertible notes due April 1, 2032 (the “2032 Convertible Notes”) and $50.0 million of 6.00% fixed rate notes due October 30, 2026 (the “2026 Notes”) outstanding. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interests.

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

Furthermore, some of our portfolio companies may become subject to new or strengthened regulations or legislation related to climate change, which could increase their operating costs and/or decrease their revenues.

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

We may acquire in the future, control investments in portfolio companies. Our ability to divest ourselves from a debt or equity investment in a controlled portfolio company could be restricted due to illiquidity in a private stock, limited trading volume on a public company’s stock, inside information on a company’s performance, insider blackout periods, or other factors that could prohibit us from disposing of the investment as we would if it were not a control investment. Additionally, we may choose not to take certain actions to protect a debt investment in a control investment portfolio company. As a result, we could experience a decrease in the value of our portfolio company holdings and potentially incur a realized loss on the investment.

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

In 2023 and early 2024, the U.S. Federal Reserve tightened monetary policy by increasing interest rates aggressively to combat inflation. However, in 2024, the Federal Reserve lowered the target rate three times and in 2025, it is possible that the Federal Reserve will lower the interest rates further. Additionally, as of December 31, 2024, all of our loan agreements with portfolio companies as well as our credit facilities either include fallback language to address a LIBOR replacement or such agreements have been amended to no longer utilize LIBOR as a factor in determining the interest rate.

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

Most of the loans in which we invest are not structured to fully amortize during their lifetime. Accordingly, a significant portion of the principal amount of such a loan may be due at maturity. As of December 31, 2024, generally all debt instruments in our portfolio will not fully amortize prior to maturity. In order to create liquidity to pay the final principal payment, borrowers typically must raise additional capital. If they are unable to raise sufficient funds to repay us or we have not elected to enter into a new loan agreement providing for an extended maturity, the loan will go into default, which will require us to foreclose on the borrower’s assets, even if the loan was otherwise performing prior to maturity. This will deprive the Company from immediately obtaining full recovery on the loan and prevent or delay the reinvestment of the loan proceeds in other, more profitable investments.

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

Assumed Return on Our Portfolio(1) (net of expenses)	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	-30.9%	-19.6%	-8.3%	3.1%	14.4%

(1)
Assumes $192.7 million in total assets, $106.3 million in debt outstanding and $85.1 million in net assets as of December 31, 2024. Assumes an average cost of funds of 6.6% based on the stated interest rate as of December 31, 2024. Actual interest payments may be different.

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

Although we have elected to be treated as a RIC, and believe we qualified as a RIC for the fiscal year ended December 31, 2024, no assurance can be given that we will be able to continue to qualify for and maintain our RIC tax treatment under the Code. To continue to maintain our RIC tax treatment under the Code, we must meet the following source-of-income, asset diversification, and distribution requirements.

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

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year in such a month, the dividend will be treated for all U.S. federal income tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2024 until as late as December 31, 2025. If we choose to pay a spillover dividend, we will incur the 4.0% U.S. federal excise tax on some or all of the distribution.

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

We have also adopted measures that may make it difficult for a third-party to obtain control of us. Under our charter, certain charter amendments and certain transactions such as a merger, conversion of the Company to an open-end company, liquidation, or other transactions that may result in a change of control of us, must be approved by stockholders entitled to cast at least 80% of the votes entitled to be cast on such matter, unless the matter has been approved by either a majority or at least two-thirds of our “continuing directors,” as defined in our charter. Our charter also contains provisions classifying our Board in three classes serving staggered three-year terms, requiring a two-thirds vote and cause to remove a director, providing that our Board has the exclusive power to fill vacancies on our Board, and authorizing our Board to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, to amend our charter without stockholder approval to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

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

HOLDERS

The last reported price for shares of our common stock on March 10, 2025 was $24.20 per share. As of March 10, 2025, there were 18 holders of record of shares of our common stock.

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

		Sales Price		Premium or (Discount) of High Sales Price to NAV(2)	Premium or (Discount) of Low Sales Price to NAV(2)	Declared Distributions Per Share(3)
Fiscal Year Ended	NAV Per Share(1)	High	Low
December 31, 2025
First Quarter (through March 10, 2025)	*	$25.03	$23.41	*	*	$0.36
December 31, 2024
Fourth Quarter	$32.04	$26.00	$23.15	(18.9)%	(27.7)%	$0.36
Third Quarter	$32.31	$25.00	$20.65	(22.6)%	(36.1)%	$0.33
Second Quarter	$33.13	$22.82	$21.24	(31.1)%	(35.9)%	$0.33
First Quarter	$33.71	$23.63	$21.75	(29.9)%	(35.5)%	$0.32
December 31, 2023
Fourth Quarter	$33.34	$23.59	$19.82	(29.2)%	(40.6)%	$0.30
Third Quarter	$34.78	$21.85	$20.30	(37.2)%	(41.6)%	$0.26
Second Quarter	$35.68	$21.68	$18.53	(39.2)%	(48.1)%	$0.22
First Quarter	$34.63	$25.00	$20.40	(27.8)%	(41.1)%	$0.18

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

* Not determinable at the time of filing

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from NAV or at premiums that are unsustainable over the long term are separate and distinct from the risk that our NAV will decrease. Since our initial public offering on September 25, 2013, our shares of common stock have traded at times at both a discount and a premium to the net assets attributable to those shares. As of March 10, 2025, shares of our common stock traded at a discount of approximately 24.5% of the NAV attributable to those shares as of December 31, 2024. It is not possible to predict whether shares of our common stock will trade at, above, or below NAV.
DISTRIBUTIONS

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we timely distribute to our stockholders, we are required to distribute at least 90% of our ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, to avoid a U.S. federal excise tax, we must distribute for each calendar year an amount at least equal to the sum of 98% of our ordinary income (during the calendar year) plus 98.2% of our capital gain net income (during the 12-month period ending on October 31 in that calendar year) plus any ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax. We made quarterly distributions to our stockholders for the first four full quarters subsequent to our IPO. To the extent we had income available, we made monthly distributions to our stockholders from October 30, 2014 until March 30, 2020. As announced on April 1, 2020, distributions, if any, will be made on a quarterly basis effective for the second quarter of 2020. Our stockholder distributions, if any, will be determined by our Board on a quarterly basis. Any distributions to our stockholders will be declared out of assets legally available for distribution. During the year ended December 31, 2024 and 2023, the Company made distributions of $1.34 and $0.96 per share, respectively. The Company’s Board determined not to declare any distributions during the year ended December 31, 2022.

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

PERFORMANCE GRAPH

The following graph compares the cumulative return on shares of our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on shares of our common stock, for the period from December 31, 2019 through December 31, 2024. The graph assumes that on December 31, 2019, a person invested $100 in each share of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. The graph also assumes that dividends paid are reinvested in the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year.

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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	N/A(1)
Offering expenses borne by us (as a percentage of offering price)	N/A(2)
Dividend reinvestment plan fees (per sales transaction fee)	$15.00(3)
Total stockholder transaction expenses (as a percentage of offering price)	0.00%
Annual expenses (as a percentage of net assets attributable to common stock):
Base management fee	3.98%(4)
Incentive fees payable from Net Investment Income	0.00%(5)
Incentive fee payable from Capital Gains	0.00%(5)
Interest payments on borrowed funds	9.58%(6)
Other expenses	5.48%(7)
Acquired fund fees and expenses	0.11%(8)
Total annual expenses	19.15%(9)

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
(4)
Reflects our gross base management fee as a percentage of net assets. Our base management fee under the Investment Advisory Agreement is calculated at an annual rate of 1.75% of our gross assets, which is our total assets as reflected on our balance sheet and includes any borrowings for investment purposes. The gross base management fee reflected in the table above is based on the fiscal year ended December 31, 2024. See “Investment Advisory Agreement.”

(5)
Assumes that annual incentive fees earned by Mount Logan Management LLC remain consistent with the incentive fees earned by Mount Logan Management LLC during the fiscal year ended December 31, 2024 and includes accrued capital gains incentive fee. As of December 31, 2024, Mount Logan Management LLC has accrued no capital gains incentive fee. As we cannot predict whether we will meet the thresholds for incentive fees under the Investment Advisory Agreement, the incentive fees paid in subsequent periods, if any, may be substantially different than the fees incurred during the fiscal year ended December 31, 2024. For more detailed information about the incentive fee calculations, see Part I, Item 1. Business, Agreements, Investment Advisory Agreement section of this Annual Report on Form 10-K.
(6)
As of December 31, 2024, we had $26.2 million of unused borrowing capacity, subject to maintenance of the applicable total assets to debt ratio, under the 1940 Act. As of such date, we had $48.8 million in borrowings outstanding under our $75.0 million KeyBank Credit Facility, $50.0 million in aggregate principal of 2026 Notes and $7.5 million in aggregate principal of 2032 Convertible Notes. Annual interest expense on borrowed funds represents actual interest expense incurred for the fiscal year ended December 31, 2024, as well as deferred financing costs, unused fees and make-whole premiums, if any. We caution you that our actual interest expense will depend on prevailing interest rates and our rate of borrowing, which may be substantially higher than the estimate provided in this table.
(7)
“Other expenses” include our overhead expenses, including payments by us under the Administration Agreement based on the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement, and expenses relating to the Dividend Reinvestment Plan, for the fiscal year ended December 31, 2024.
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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return	$191	$497	$722	$1,059

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return	$201	$517	$745	$1,073

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

SALES OF UNREGISTERED SECURITIES

Other than the shares issued pursuant to our DRIP, we did not engage in any sales of unregistered securities during the year ended December 31, 2024. During the year ended December 31, 2024, the Company issued 257 shares of common stock pursuant to its DRIP. This issuance was not subject to the registration requirements of the Securities Act. For the year ended December 31, 2024, the aggregate value of the shares of our common stock issued under our DRIP was $5,633.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information regarding recent repurchases of shares of our common stock.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)(1)
January 1, 2024 through January 31, 2024	7,394	22.72	7,394	4.1
February 1, 2024 through February 29, 2024	7,415	22.46	7,415	3.9
March 1, 2024 through March 31, 2024	6,058	22.38	6,058	4.9
April 1, 2024 through April 30, 2024	—	N/A	—	4.9
May 1, 2024 through May 31, 2024	—	N/A	—	4.9
June 1, 2024 through June 30, 2024	—	N/A	—	4.9
July 1, 2024 through July 31, 2024	—	N/A	—	4.9
August 1, 2024 through August 31, 2024	—	N/A	—	4.9
September 1, 2024 through September 30, 2024	3,697	23.77	3,697	4.8
October 1, 2024 through October 31, 2024	5,980	24.19	5,980	4.7
November 1, 2024 through November 30, 2024	5,352	25.22	5,352	4.5
December 1, 2024 through December 31, 2024	5,266	25.00	5,266	4.4
Total	41,162		41,162

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally must invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150%, if certain requirements are met, after such borrowing, with certain limited exceptions. The Small Business Credit Availability Act (the “SBCA”) allows BDCs to decrease their asset coverage requirement from 200% to 150% (i.e., the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met. On November 1, 2018, our board of directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage, and as a result, our asset coverage ratio requirement for senior securities was changed from 200% to 150%, effective November 1, 2019. As of December 31, 2024, our asset coverage ratio was 179%. To maintain our regulated investment company (“RIC”) status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

We believe we qualified as a RIC under the Code for the fiscal year ended December 31, 2024, and we intend to comply with the requirements to continue to qualify annually as a RIC under the Code. To maintain our RIC tax treatment under the Code, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year. As further discussed below, for the fiscal year ended December 31, 2022, the Company failed the income source requirement under subchapter M of the Code, and thus did not qualify as a RIC under the Code for such year. The Company has determined that there would be no quantitative impact to the consolidated statements of assets and liabilities, the consolidated statements of operations, the consolidated statements of changes in net assets, and the consolidated statements of cash flows as of and for the year ended December 31, 2022.

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their small business investment company (“SBIC”) licenses issued by the U.S. Small Business Administration (“SBA”), and continued to hold their existing investments at the time of IPO and have continued to make new investments after the IPO. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (“SBA-guaranteed debentures”) and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. As of December 31, 2024, there were no SBA-guaranteed debentures outstanding.

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

In addition, we evaluate strategic opportunities available to us, including mergers with unaffiliated funds and affiliated funds, divestures, spin-offs, joint ventures and other similar transactions from time to time. See "Recent Developments."

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

All of the Company’s then-current officers resigned at the Closing and the Board appointed Ted Goldthorpe as the Company’s Chief Executive Officer and President, Jason Roos as the Company’s Chief Financial Officer, Treasurer and Secretary, Patrick Schafer as the Company’s Chief Investment Officer and David Held as the Company’s Chief Compliance Officer. On November 9, 2021, Jason Roos was replaced as Secretary and Treasurer of the Company by Brandon Satoren, who was also appointed as Chief Accounting Officer. Following the resignation of Jason Roos from his position as the Chief Financial Officer of the Company on March 11, 2024, effective March 31, 2024, Brandon Satoren was appointed by the Board as Chief Financial Officer of the Company, effective April 1, 2024 and continues to serve in that role.

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

The Company’s financial statements as of December 31, 2024 and 2023, and for the years ended December 31, 2024, 2023 and 2022 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

The Company has elected to be treated as a RIC under subchapter M of the Code. The Company believes it qualified as a RIC under the Code for the fiscal year ended December 31, 2024, and the Company intends to comply with the requirements to continue to qualify annually as a RIC under the Code. As further discussed below, for the fiscal year ended December 31, 2022, the Company failed the income source requirement under subchapter M of the Code, and thus did not qualify as a RIC under the Code for such year. The Company has determined that there was no quantitative impact to the consolidated statements of assets and liabilities, the consolidated statements of operations, the consolidated statements of changes in net assets, and the consolidated statements of cash flows as of and for the year ended December 31, 2022. See “Note 7. – Income Taxes” for additional information.

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

The tax years ended December 31, 2024, 2023, 2022 and 2021 remain subject to examination by U.S. federal, state, and local tax authorities. No material interest expense or penalties have been assessed for the years ended December 31, 2024, 2023, 2022 and 2021. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits, this would be recognized as income tax expense in the consolidated statements of operations.

The Company records deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Company's Taxable Subsidiaries as well as temporary book versus tax differences generated by the Company during the years the Company did not qualify as a RIC (see “Note 7. – Income Taxes”).

As of December 31, 2024 and 2023, the Company recorded a net deferred tax asset of zero. For the years ended December 31, 2024, 2023 and 2022, the Company recorded a tax provision of zero, zero, and $0.1 million, respectively.

As of December 31, 2024 and 2023, the valuation allowance on the Company’s Taxable Subsidiaries’ net deferred tax asset was $3.8 million and $3.9 million, respectively. During the years ended December 31, 2024, 2023 and 2022, the Company's Taxable Subsidiaries recognized a (decrease) increase in the valuation allowance of $(0.1) million, $(0.1) million, and $1.5 million, respectively.

As of December 31, 2022, the year the Company did not qualify as RIC, the valuation allowance on the Company’s net deferred tax asset was $31.9 million, excluding the Taxable Subsidiaries. For the year ended December 31, 2022, the Company, excluding its Taxable Subsidiaries, recognized an increase (decrease) in the valuation allowance of $2.7 million. See “Note 7. – Income Taxes” for further details.

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

ASC Topic 740 — Income Taxes (“ASC 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not”

threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of December 31, 2024 and 2023, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of December 31, 2024 or 2023. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

Portfolio and Investment Activity

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests primarily in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market companies and traditional middle-market companies. As of December 31, 2024, our portfolio consisted of investments in 59 portfolio companies with a fair value of approximately $172.3 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of December 31, 2024, none of our first lien loans consisted of last-out loans. As of December 31, 2023, none of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the year ended December 31, 2024, we made approximately $38.3 million of investments and had approximately $55.0 million in repayments and sales of investments resulting in net repayments and sales of approximately $16.7 million for the year. During the year ended December 31, 2023 we made approximately $33.2 million of investments and had approximately $43.7 million in repayments and sales of investments resulting in net deployment of approximately $10.5 million for the year.

As of December 31, 2024, our debt investment portfolio, which represented 83.3% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 10.7% (excluding the income from non-accruals and collateralized loan obligations). As of December 31, 2024, 12.1% of the fair value of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2023, our debt investment portfolio, which represented 82.0% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 11.1% (excluding the income from non-accruals and collateralized loan obligations). As of December 31, 2023, 13.6% of the fair value of our debt investment portfolio was bearing a fixed rate of interest.

The weighted average annualized yield is calculated based on the effective interest rate as of period end, divided by the par balance of our debt investments. The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. There can be no assurance that the weighted average annualized yield will remain at its current level.

As of December 31, 2024, the Company’s Adviser approved the fair value of the Company’s investment portfolio of approximately $172.3 million in good faith in accordance with the Company’s valuation procedures. The Company’s Adviser approved the fair value of the Company’s investment portfolio as of December 31, 2024 with input from third-party valuation firms and the Investment Adviser, as valuation designee, based on information known or knowable as of the valuation date, including trailing and forward looking data.

As of December 31, 2024, we had debt investments in three portfolio companies on non-accrual status with an aggregate amortized cost of $17.2 million and an aggregate fair value of $7.9 million, which represented 9.0% and 4.6% of the investment portfolio, respectively. As of December 31, 2023, we had debt investments in three portfolio companies on non-accrual status with an aggregate amortized cost of $17.2 million and an aggregate fair value of $12.8 million, which represented 8.7% and 6.8% of the investment portfolio, respectively.

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2024 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$123,068	64.4%	$111,460	64.7%
Second Lien Debt	10,623	5.5%	9,051	5.3%
Subordinated Debt	26,996	14.1%	22,858	13.3%
Collateralized Loan Obligations	852	0.4%	940	0.5%
Joint Venture	4,170	2.2%	4,153	2.4%
Equity	25,723	13.4%	23,828	13.8%
Total	$191,432	100.0%	$172,290	100.0%

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2023 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$128,537	65.4%	$124,007	65.4%
Second Lien Debt	8,968	4.6%	7,918	4.2%
Subordinated Debt	26,573	13.5%	23,548	12.4%
Collateralized Loan Obligations	1,600	0.8%	1,600	0.8%
Joint Venture	440	0.2%	450	0.2%
Equity	30,400	15.5%	32,135	17.0%
Total	$196,518	100.0%	$189,658	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of December 31, 2024 and 2023 (dollars in thousands):

	December 31, 2024		December 31, 2023
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$34,474	20.2%	$47,934	25.3%
Financials	23,670	13.7%	24,213	12.8%
Information Technology	22,833	13.3%	21,860	11.5%
Business Services	19,250	11.2%	29,555	15.6%
Industrials	17,865	10.4%	16,558	8.7%
Consumer Discretionary	14,375	8.2%	10,180	5.4%
Automobile Part Manufacturer	6,453	3.7%	5,510	2.9%
Advertising & Marketing Services	6,052	3.5%	4,160	2.2%
Consumer Staples	5,626	3.3%	1,737	0.9%
Healthcare Management	4,529	2.6%	9,465	5.0%
Medical Device Distributor	3,923	2.3%	3,425	1.8%
Communication Services	3,889	2.3%	4,029	2.1%
Textile Equipment Manufacturer	2,771	1.6%	3,860	2.0%
Financial Services	1,974	1.1%	2,445	1.3%
Online Merchandise Retailer	1,923	1.1%	2,095	1.1%
Household Product Manufacturer	758	0.4%	758	0.4%
General Industrial	680	0.4%	212	0.1%
Oil & Gas Engineering and Consulting Services	527	0.3%	670	0.4%
Data Processing & Digital Marketing	508	0.3%	509	0.3%
Electronic Machine Repair	210	0.1%	245	0.1%
Testing Laboratories	—	—	238	0.1%
Total	$172,290	100.0%	$189,658	100.0%

All investments by the Company as of December 31, 2024 and 2023 were made in portfolio companies located in the U.S.

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture at December 31, 2024 was $4.2 million. Fair value has been determined utilizing the net asset value as a practical expedient pursuant to U.S. GAAP. Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of December 31, 2024, the Company has an unfunded commitment to the Great Lakes II Joint Venture of $0.8 million.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the years ended December 31, 2024 and 2023. For information regarding results of operations for the year ended December 31, 2022, see the Company’s Form 10-K for the fiscal year ended December 31, 2023, located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as filed with the SEC on March 26, 2024, which is incorporated by reference herein.

Our operating results for the years ended December 31, 2024 and 2023 were as follows (dollars in thousands):

	For the Years Ended December 31,
	2024	2023
Total investment income	$20,916	$20,177
Total expenses	16,736	16,330
Net investment income	4,180	3,847
Net realized gain (loss) on investments	8,545	(16,393)
Net change in unrealized appreciation (depreciation) on investments	(12,282)	10,064
Net realized gain (loss) on extinguishment of debt	(472)	—
Net increase (decrease) in net assets resulting from operations	$(29)	$(2,482)

Investment income

The composition of our investment income for the years ended December 31, 2024 and 2023 was as follows (dollars in thousands):

	For the Years Ended December 31,
	2024	2023
Interest income	$18,257	$18,366
Payment-in-kind interest	1,877	1,484
Dividend income	198	68
Other income	584	259
Total investment income	$20,916	$20,177

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

For the year ended December 31, 2024, total investment income increased by $0.7 million, or 3.7% compared to the year ended December 31, 2023. The increase from the prior year was driven primarily by a larger interest earning debt portfolio.

PIK income increased from $1.5 million for the year ended December 31, 2023 to $1.9 million for the year ended December 31, 2024. The increase in PIK income was due to an increase in income that was paid-in-kind.

Dividend income increased from less than $0.1 million for the year ended December 31, 2023 to $0.2 million for the year ended December 31, 2024 due to an upsize in the Company's investment in the Great Lakes II Joint Venture during the year ended December 31, 2024.

For the year ended December 31, 2024, we generated $0.6 million of other income primarily from origination fees, amendment fees, prepayment fees received, and default interest received in cash. Comparatively, for the year ended December 31, 2023, we generated $0.3 million primarily from origination fees received on new investments.

Operating expenses

The composition of our expenses for the years ended December 31, 2024 and 2023 was as follows (dollars in thousands):

	For the Years Ended December 31,
	2024	2023
Interest and financing expenses	$8,425	$8,329
Base management fee	3,496	3,658
Directors' expense	576	540
Administrative service fees	933	895
General and administrative expenses	3,306	2,908
Total expenses	$16,736	$16,330

For the year ended December 31, 2024, operating expenses increased by $0.4 million, or 2.5%, compared to the year ended December 31, 2023. Interest and financing expenses increased from $8.3 million for the year ended December 31, 2023 to $8.4 million for the year ended December 31, 2024 primarily due to a higher cost of debt capital during the year ended December 31, 2024. Our base management fee declined from $3.7 million for the year ended December 31, 2023 to $3.5 million for the year ended December 31, 2024 due to lower average assets under management. No incentive fees were earned during the years ended December 31, 2024 and 2023. Administrative services fees remained at $0.9 million for the years ended December 31, 2024 and December 31, 2023. General and administrative expenses increased from $2.9 million for the year ended December 31, 2023 to $3.3 million for the year ended December 31, 2024, primarily due to higher professional fees in the current year.

Net realized gains (losses) on sales of investments

During the years ended December 31, 2024 and 2023, we recognized $8.5 million of net realized gains and $16.4 million of net realized losses on our portfolio investments, respectively. The change in realized gains and losses was primarily due to changes in the market conditions of our investments and the values at which they were realized, caused by the fluctuations in the market and in the economy.

Net unrealized appreciation (depreciation) on investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the years ended December 31, 2024 and 2023, we had $(12.3) million and $10.1 million of net change in unrealized appreciation (depreciation) on investments, respectively. The net change in unrealized appreciation (depreciation) our investments for the year ended December 31, 2024 compared to the prior year was primarily due to changes in the capital market conditions of our investments and the values at which they were realized, caused by the fluctuation in the market and in the economy.

Changes in net assets resulting from operations

For the years ended December 31, 2024 and 2023, we recorded a net decrease in net assets resulting from operations of less than $0.1 million and $2.5 million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2024 and 2023, our per share net decrease in net assets resulting from operations was $(0.01) and $(0.92), respectively.

For the years ended December 31, 2023 and 2022

The comparison of the fiscal years ended December 31, 2023 and 2022 can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2024, we had $15.0 million in cash and cash equivalents, and our net assets totaled $85.1 million.

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our stockholders, and repay indebtedness.

Since our IPO, we have raised approximately $136.0 million in net proceeds from equity offerings through December 31, 2024.

KeyBank Credit Facility

On October 30, 2020, Capitala Business Lending, LLC (“CBL”), a direct, wholly owned, consolidated subsidiary of the Company, entered into a senior secured revolving credit agreement (“the KeyBank Credit Facility”) with the investment adviser at the time, as collateral manager, the lenders from time to time parties thereto (each, a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. The KeyBank Credit Facility was amended on May 10, 2022, October 20, 2022, and August 21, 2024. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $75.0 million, with an uncommitted accordion feature that allows the Company to borrow up to an additional $125.0 million. The KeyBank Credit Facility matures on August 21, 2029, unless there is an earlier termination or event of default. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through August 21, 2027, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at 1M Term SOFR plus 2.80% during the reinvestment period and 3.20% thereafter, with a 0.40% 1M Term SOFR floor. CBL will also pay an unused commitment fee at a rate of (1) 0.75% if utilization is less than or equal to 50.0%, (2) 0.50% if utilization is greater than 50.0% but less than or equal to 75.0%, or (3) 0.25% if utilization is greater than 75.0%, per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility. As of December 31, 2024, there were draws of $48.8 million on the KeyBank Credit Facility. The KeyBank Credit Facility includes customary events of default for revolving credit facilities of this nature. As of December 31, 2024, assets pledged to secure the KeyBank Credit Facility had a fair value of $139.2 million.

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

During the year ended December 31, 2024, the Company repaid $6.5 million and converted another $1.0 million in outstanding principal amount of the 2032 Convertible Notes. Of the $1.0 million that was converted, $0.5 million was paid in cash and $0.5 million was converted into shares of the Company’s common stock at a rate of $22.61 per principal amount, in accordance with a Notice of Exercise of Conversion.

As of December 31, 2024, the Company had $7.5 million in 2032 Convertible Notes outstanding.

2026 Notes

On October 29, 2021, we issued $50.0 million in aggregate principal amount of 5.25% fixed rate notes due October 30, 2026 (the “2026 Notes”) at 98.00% pursuant to a supplemental indenture with U.S. Bank National Association (the “Trustee”), which supplements that certain base indenture, dated as of June 16, 2014. The 2026 Notes were issued in a private placement exempt from registration under the Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds to the Company were approximately $48.8 million, after deducting estimated offering expenses. The Notes will mature on October 30, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The Notes bear interest at a rate of 5.25% per year payable semi-annually on April 30 and October 30 of each year, commencing on April 30, 2022, subject to a step up of 0.75% per annum to the extent the Notes are downgraded below Investment Grade by a National Recognized Statistical Rating Organization (“NSRSO”) or the Notes no longer maintain a rating from an NSRSO. On March 28, 2024, the Company obtained a BB+ rating from a NRSRO with respect to the Notes, leading to the Notes bearing interest at a rate of 6.00% per year . The Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

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

As of December 31, 2024, we had approximately $50.0 million in aggregate principal amount of 2026 Notes outstanding.

Asset Coverage Ratio

We are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150% if certain requirements are met, after such borrowing, with certain limited exceptions. The SBCA allows BDCs to decrease their asset coverage requirement from 200% to 150% (i.e., the amount of debt may not exceed 66.7% of the value of total assets), if certain requirements are met. On November 1, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage and as a result, our asset coverage ratio requirement for senior securities was changed from 200% to 150%, effective November 1, 2019. As of December 31, 2024, our asset coverage ratio was 179%. If our asset coverage ratio falls below 150% due a decline in the fair market of our portfolio, we may be limited in our ability to raise additional debt.

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

A summary of our significant contractual payment obligations as of December 31, 2024 are as follows (dollars in millions):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
2026 Notes	$—	$50.0	$—	$—	$50.0
2032 Convertible Notes	—	—	—	7.5	7.5
KeyBank Credit Facility	—	—	48.8	—	48.8
Total Contractual Obligations	$—	$50.0	$48.8	$7.5	$106.3

Senior Securities

Information about the Company’s senior securities as of December 31, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, and 2015 are shown in the following table.

Class and Year	Total Amount Outstanding(1)	Assets Coverage Per Unit(2)(6)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4)
KeyBank Credit Facility
2024	$48,754	$1,794	—	N/A
2023	39,553	1,839	—	N/A
2022	55,937	1,771	—	N/A
2021	—	1,849	—	N/A
2020	—	1,900	—	N/A
ING Credit Facility(5)
2019	$—	$2,200	—	N/A
2018	10,000	2,400	—	N/A
2017	9,000	2,600	—	N/A
2016	44,000	2,600	—	N/A
2015	70,000	2,500	—	N/A
2032 Convertible Notes
2024	$7,500	$1,794	—	N/A
2023	15,000	1,839	—	N/A
2022	15,000	1,771	—	N/A
2026 Notes
2024	$50,000	$1,794	—	N/A
2023	50,000	1,839	—	N/A
2022	50,000	1,771	—	N/A
2021	50,000	1,849	—	N/A
2022 Notes
2021	$22,833	$1,849	—	$1,002
2020	72,833	1,900	—	867
2019	75,000	2,200	—	1,000
2018	75,000	2,400	—	996
2017	75,000	2,600	—	1,014
2022 Convertible Notes
2021	$52,088	$1,849	—	$1,005
2020	52,088	1,900	—	856
2019	52,088	2,200	—	994
2018	52,088	2,400	—	984
2017	52,088	2,600	—	1,001
SBA-guaranteed debentures
2020	$91,000	N/A	—	N/A
2019	150,000	N/A	—	N/A
2018	165,700	N/A	—	N/A
2017	170,700	N/A	—	N/A
2016	170,700	N/A	—	N/A
2015	184,200	N/A	—	N/A
2021 Notes
2016	$113,438	$2,600	—	$1,006
2015	113,438	2,500	—	1,020

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

Distributions

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we timely distribute to our stockholders, we are required to distribute at least 90% of our ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, to avoid U.S. federal excise tax, we must distribute for each calendar year an amount at least equal to the sum of 98% of our ordinary income (during the calendar year) plus 98.2% of our capital gain net income (during each 12-month period ending on October 31 in that calendar year) plus any ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax. We made quarterly distributions to our stockholders for the first four full quarters subsequent to our IPO. To the extent we had income available, we made monthly distributions to our stockholders from October 30, 2014 until March 30, 2020. As announced on April 1, 2020, distributions, if any, will be made on a quarterly basis effective for the second quarter of 2020. Our stockholder distributions, if any, will be determined by our Board on a quarterly basis. Any distributions to our stockholders will be declared out of assets legally available for distribution. During the year ended December 31, 2024 and 2023, the Company made distributions of $1.34 and $0.96 per share, respectively. The Company’s Board determined not to declare any distributions during the year ended December 31, 2022.

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

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023 the Company had the following unfunded commitments to existing portfolio companies (dollars in thousands):

Portfolio Company	Investment	December 31, 2024		December 31, 2023
Accordion Partners LLC (1)	First Lien/Senior Secured Debt	$522	$	N/A
Accordion Partners LLC (Revolver)	First Lien/Senior Secured Debt	928		1,531
American Clinical Solutions, LLC(1)	First Lien/Senior Secured Debt	N/A		250
BetaNXT, Inc. (Revolver)	First Lien/Senior Secured Debt	263		408
Bradshaw International, Inc. (Revolver)	First Lien/Senior Secured Debt	922		922
Critical Nurse Staffing, LLC (Revolver)	First Lien/Senior Secured Debt	N/A		1,000
Dentive, LLC(1)	First Lien/Senior Secured Debt	N/A		344
Dentive, LLC (Revolver)	First Lien/Senior Secured Debt	93		148
Fortis Payment Systems, LLC(1)	First Lien/Senior Secured Debt	221		N/A
Great Lakes Funding II LLC - Series A	Joint Venture	824		55
GreenPark Infrastructure, LLC - Series M-1	Common Stock and Membership Units	N/A		732
IDC Infusion Services, LLC(1)	First Lien/Senior Secured Debt	97		799
Morae Global Corporation (Revolver)	First Lien/Senior Secured Debt	292		292
Newbury Franklin Industrials, LLC(1)	First Lien/Senior Secured Debt	592		N/A
Orthopaedic (ITC) Buyer, LLC(1)	First Lien/Senior Secured Debt	638		638
PhyNet Dermatology LLC(1)	First Lien/Senior Secured Debt	259		259
PMA Parent Holdings LLC (Revolver)	First Lien/Senior Secured Debt	99		N/A
Riddell, Inc.(1)	First Lien/Senior Secured Debt	364		N/A
RN Enterprises, LLC (1)	First Lien/Senior Secured Debt	758		N/A
Spark Buyer, LLC (1)	First Lien/Senior Secured Debt	571		N/A
Tactical Air Support, Inc.(1)	First Lien/Senior Secured Debt	N/A		286
Taoglas Group Holdings Limited (Revolver)	First Lien/Senior Secured Debt	35		261
VBC Spine Opco, LLC (DxTx Pain and Spine LLC)(1)	First Lien/Senior Secured Debt	285		713
VBC Spine Opco, LLC (DxTx Pain and Spine LLC) (Revolver)	First Lien/Senior Secured Debt	48		97
Wealth Enhancement Group, LLC (Revolver)	First Lien/Senior Secured Debt	438		438
Total Unfunded Commitments		$8,249		$9,173

(1)
Delayed-draw term loan.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

On January 29, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Portman Ridge Finance Corporation, a Delaware corporation (“PTMN”), Portman Ridge Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“Merger Sub”); solely for the limited purposes set forth therein, the Adviser, and, solely for the limited purposes set forth therein, Sierra Crest Investment Management LLC, a Delaware limited liability company and the external investment adviser to PTMN ("SCIM"). The Merger Agreement provides that, subject to the conditions set forth therein, (i) at the effective time of the First Merger (the “Effective Time”), Merger Sub will be merged with and into the Company (the “First Merger”), with the Company continuing as the surviving company and as a wholly-owned subsidiary of PTMN, and (ii) immediately after the Effective Time, the Company will merge with and into PTMN (the "Second Merger" and, together with the First Merger, the “Mergers”), with PTMN continuing as the surviving company. Both the Board of the Company and PTMN’s board of directors, including all of their respective independent directors who are not “interested persons” of either the Company or PTMN or the Adviser or SCIM, in each case, on the recommendation of special committees comprised solely of certain independent directors of the Company or PTMN, as applicable (each, a “Special Committee”), have approved, among other things, the Merger Agreement and the transactions contemplated thereby. Consummation of the Mergers is subject to certain closing conditions, including requisite approvals of the Company’s and PTMN’s stockholders. Subject to the terms and conditions of the Merger Agreement, at the Effective Time, each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (other than shares owned by PTMN or any of its consolidated subsidiaries, including Merger Sub) will be converted into the right to receive 1.500 newly-issued shares of common stock of PTMN with cash to be paid (without interest) in lieu of fractional shares.

On March 12, 2025, the Company’s Board of Directors approved a distribution of $0.36 per share payable on March 31, 2025 to stockholders of record as of March 24, 2025.

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

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the year ended December 31, 2024, we did not engage in hedging activities.

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

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts subject to the requirements of the 1940 Act. During the year ended December 31, 2024, we did not engage in hedging activities.

As of December 31, 2024, we held 47 securities bearing a variable rate of interest. Our variable rate investments represent approximately 87.9% of the fair value of our total debt investments. As of December 31, 2024, none of our variable rate securities were yielding interest at a rate equal to the established interest rate floor. As of December 31, 2024, we had $48.8 million outstanding on our KeyBank Credit Facility, which has a variable rate of interest at one-month SOFR + 2.80%, subject to an interest rate floor of 0.40%. As of December 31, 2024, all of our other interest paying liabilities, consisting of $7.5 million in 2032 Convertible Notes and $50.0 million in 2026 Notes, were bearing interest at a fixed rate.

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

Based on our December 31, 2024 consolidated statement of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$4,095	$(1,487)	$2,608
Up 200 basis points	2,730	(991)	1,739
Up 100 basis points	1,365	(496)	869
Down 100 basis points	(1,365)	496	(869)
Down 200 basis points	(2,675)	991	(1,684)
Down 300 basis points	(3,879)	1,487	(2,392)

65

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Logan Ridge Finance Corporation

Opinion on the Consolidated Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Logan Ridge Finance Corporation and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, cash flows, changes in net assets, and the consolidated financial highlights for each of the three years in the period then ended, and the related notes (collectively referred to as “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in net assets, cash flows, and financial highlights for each of the three years in the period then ended in conformity with accounting principles generally accepted in the United States of America. The financial highlights for the year ended December 31, 2020 were audited by other auditors whose report dated March 8, 2021, expressed an unqualified opinion on such financial highlights.

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

Our audits also included evaluating the accounting principles used and significant estimates made by the Company, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP

New York, New York

March 13, 2025

We have served as the Company’s auditor since 2021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of December 31, 2024	As of December 31, 2023
ASSETS
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $152,393 and $170,972, respectively)	$138,079	$161,880
Affiliate investments (amortized cost of $39,039 and $25,546, respectively)	34,211	27,778
Total investments at fair value (amortized cost of $191,432 and $196,518, respectively)	172,290	189,658
Cash and cash equivalents	15,015	3,893
Interest and dividend receivable	1,404	1,374
Prepaid expenses	2,543	2,163
Receivable for unsettled trades	1,082	—
Other assets	335	—
Total assets	$192,669	$197,088
LIABILITIES
2026 Notes (net of deferred financing costs and original issue discount of $694 and $1,057, respectively)	$49,306	$48,943
2032 Convertible Notes (net of deferred financing costs and original issue discount of $439 and $999, respectively)	7,061	14,001
KeyBank Credit Facility (net of deferred financing costs of $1,147 and $982, respectively)	47,607	38,571
Management and incentive fees payable	834	869
Interest and financing fees payable	942	949
Accounts payable and accrued expenses	1,820	833
Payable for unsettled trades	—	3,747
Total liabilities	$107,570	$107,913
Commitments and contingencies (Note 2)
NET ASSETS
Common stock, par value $0.01, 100,000,000 shares of common stock authorized, 2,655,898 and 2,674,698 shares of common stock issued and outstanding, respectively	$27	$27
Capital in excess of par value	188,858	188,405
Total distributable loss	(103,786)	(99,257)
Total net assets	$85,099	$89,175
Total liabilities and net assets	$192,669	$197,088
Net asset value per share	$32.04	$33.34

See accompanying notes to consolidated financial statements

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Years Ended December 31,
	2024	2023		2022
INVESTMENT INCOME
Interest income:
Non-control/non-affiliate investments	$17,186	$18,536		$12,732
Affiliate investments	1,071	(170)		706
Control investments	—	—		228
Total interest income	18,257	18,366		13,666
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	1,404	1,322	(1)	919
Affiliate investments	473	162		187
Total payment-in-kind interest and dividend income	1,877	1,484		1,106
Dividend income:
Affiliate investments	198	68		14
Total dividend income	198	68		14
Other income:
Non-control/non-affiliate investments	276	258		141
Affiliate investments	308	1		—
Total other income	584	259		141
Total investment income	20,916	20,177		14,927
EXPENSES
Interest and financing expenses	8,425	8,329		7,815
Base management fee	3,496	3,658		3,861
Directors' expense	576	540		493
Administrative service fees	933	895		620
General and administrative expenses	3,306	2,908		3,300
Total expenses	16,736	16,330		16,089
NET INVESTMENT INCOME	4,180	3,847		(1,162)
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on investments:
Non-control/non-affiliate investments	(2,281)	(16,393)		17,312
Affiliate investments	10,826	—		1,672
Control investments	—	—		(5,215)
Net realized gain (loss) on investments	8,545	(16,393)		13,769
Net change in unrealized appreciation (depreciation) on investments:
Non-control/non-affiliate investments	(6,986)	5,075		(25,434)
Affiliate investments	(5,296)	4,989		(1,208)
Control investments	—	—		2,011
Net change in unrealized appreciation (depreciation) on investments	(12,282)	10,064		(24,631)
Total net realized and change in unrealized loss on investments	(3,737)	(6,329)		(10,862)
Net realized loss on extinguishment of debt	(472)	—		—
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(29)	$(2,482)		$(12,024)
NET INCREASE (DECREASE) IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC & DILUTED (SEE NOTE 10)	$(0.01)	$(0.92)		$(4.44)
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – BASIC & DILUTED (SEE NOTE 10)	2,673,381	2,694,857		2,711,068
DISTRIBUTIONS PAID PER SHARE	$1.34	$0.96		$—

(1)
During the year ended December 31, 2023, the Company received $0.2 million of non-recurring fee income that was paid in-kind and included in this financial statement line item.

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share data)

	Common Stock
For the Years Ended December 31, 2022, 2023 and 2024	Number of Shares	Par Value	Capital in Excess of Par Value	Total Distributable Loss	Total
BALANCE, December 31, 2021	2,711,068	$27	$188,846	$(81,844)	$107,029
Net investment loss	—	—	—	(1,162)	(1,162)
Net realized gain on investments	—	—	—	13,769	13,769
Net change in unrealized depreciation on investments	—	—	—	(24,631)	(24,631)
Tax reclassification of stockholders' equity	—	—	2,192	(2,192)	—
BALANCE, December 31, 2022	2,711,068	$27	$191,038	$(96,060)	$95,005
Net investment income	—	—	—	3,847	3,847
Net realized loss on investments	—	—	—	(16,393)	(16,393)
Net change in unrealized appreciation on investments	—	—	—	10,064	10,064
Repurchase of common stock	(36,667)	—	(769)	—	(769)
Stock issued under dividend reinvestment plan	297	—	6	—	6
Distributions declared	—	—	—	(2,585)	(2,585)
Tax reclassification of stockholders' equity	—	—	(1,870)	1,870	—
BALANCE, December 31, 2023	2,674,698	$27	$188,405	$(99,257)	$89,175
Net investment income	—	—	—	4,180	4,180
Net realized gain on investments	—	—	—	8,545	8,545
Net realized loss on extinguishment of debt	—	—	—	(472)	(472)
Net change in unrealized depreciation on investments	—	—	—	(12,282)	(12,282)
Issuance of common stock in debt conversion	22,105	—	500	—	500
Repurchase of common stock	(41,162)	—	(972)	—	(972)
Stock issued under dividend reinvestment plan	257	—	6	—	6
Distributions declared	—	—	—	(3,581)	(3,581)
Tax reclassification of stockholders' equity	—	—	919	(919)	—
BALANCE, December 31, 2024	2,655,898	$27	$188,858	$(103,786)	$85,099

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(29)	$(2,482)	$(12,024)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(38,306)	(33,220)	(107,698)
Repayments and sales of investments	54,978	43,677	94,034
Net realized (gain) loss on investments	(8,545)	16,393	(13,769)
Net realized loss on extinguishment of debt	472	—	—
Net change in unrealized (appreciation) depreciation on investments	12,282	(10,064)	24,631
Payment-in-kind interest and dividends	(1,868)	(1,484)	(1,106)
Accretion of original issue discount on investments	(1,173)	(1,368)	(1,495)
Amortization of deferred financing fees and original issue discount	754	823	931
Changes in assets and liabilities:
Interest and dividend receivable	(30)	204	(649)
Prepaid expenses	(380)	519	676
Receivable for unsettled trades	(1,082)	—	685
Other assets	(335)	65	(65)
Management and incentive fees payable	(35)	(64)	(132)
Interest and financing fees payable	(7)	(24)	62
Payable for unsettled trades	(3,747)	3,747	(9,265)
Accounts payable and accrued expenses	987	111	(422)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	13,936	16,833	(25,606)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of 2032 Convertible Notes	—	—	13,950
Repayment of 2022 Notes	—	—	(22,833)
Repayment of 2022 Notes Convertible Notes	—	—	(52,088)
Repayment of 2032 Convertible Notes	(7,000)	—	—
Borrowings under KeyBank Credit Facility	38,800	19,400	82,632
Repayments under KeyBank Credit Facility	(29,599)	(35,785)	(26,695)
Distributions paid to shareholders	(3,571)	(2,579)	—
Repurchase of common stock	(972)	(769)	—
Deferred financing fees paid	(472)	—	(1,623)
NET CASH USED IN FINANCING ACTIVITIES	(2,814)	(19,733)	(6,657)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,122	(2,900)	(32,263)
CASH AND CASH EQUIVALENTS, beginning of period	3,893	6,793	39,056
CASH AND CASH EQUIVALENTS, end of period	$15,015	$3,893	$6,793
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$7,637	$7,472	$6,412
Cash paid for taxes	$52	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock on our convertible debt	$500	$—	$—
Distributions paid through dividend reinvestment plan share issuances	$6	$6	$—

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(in thousands, except for units/shares)

December 31, 2024

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies - 162.3%
First Lien/Senior Secured Debt - 119.3%
Accordion Partners LLC	Industrials	9.58%	SOFR + 5.25%	0.75%	11/17/2031	2,551	$2,536	$2,535	(12)(16)
Accordion Partners LLC (Revolver)	Industrials	—	SOFR + 5.25%	0.75%	11/17/2031	—	(5)	(5)	(12)(17)
Accurate Background, LLC	Information Technology	10.59%	SOFR + 6.00%	1.00%	03/26/2029	4,367	4,140	4,329	(16)
AIDC Intermediateco 2, LLC (Peak Technologies)	Information Technology	9.59%	SOFR + 5.25%	1.00%	07/22/2027	4,900	4,855	4,894	(16)
American Academy Holdings, LLC	Healthcare	14.22%	SOFR + 9.75%, 5.25% PIK	3.25%	06/30/2027	2,751	2,742	2,765	(16)
Astro Acquisition, LLC (Cooper Machinery Services)	Industrials	9.82%	SOFR + 5.50%	1.00%	12/13/2027	1,985	1,969	1,974	(16)
BetaNXT, Inc.	Financials	10.08%	SOFR + 5.75%	—	07/02/2029	2,340	2,215	2,250	(16)
BetaNXT, Inc. (Revolver)	Financials	8.86%	SOFR + 4.50%	—	07/01/2027	190	190	181	(12)
Bradshaw International, Inc.	Consumer Discretionary	10.21%	SOFR + 5.75%	1.00%	10/21/2027	491	485	487	(16)
Bradshaw International, Inc. (Revolver)	Consumer Discretionary	—	SOFR + 5.75%	1.00%	10/21/2026	—	(9)	(8)	(12)(17)
Datalink, LLC	Healthcare	11.49%	SOFR + 6.75%	1.00%	11/23/2026	5,621	5,621	4,722	(16)
Dentive, LLC	Healthcare	11.08%	SOFR + 6.75%	0.75%	12/26/2028	1,787	1,748	1,762	(16)
Dentive, LLC (Revolver)	Healthcare	11.08%	SOFR + 6.75%	0.75%	12/23/2028	93	90	91	(12)(16)
Epic Staffing Group	Industrials	10.51%	SOFR + 6.00%	0.50%	06/28/2029	4,885	4,730	4,373	(16)
Florida Food Products, LLC	Consumer Staples	9.33%	SOFR + 5.00%	0.75%	10/18/2028	1,960	1,888	1,676	(16)
Fortis Payment Systems, LLC	Financials	9.68%	SOFR + 5.25%	1.00%	02/13/2026	1,767	1,745	1,757	(12)(16)
GP Midco, LLC (Beauty by Imagination)	Consumer Staples	9.82%	SOFR + 5.25%	1.00%	11/01/2030	4,000	3,950	3,950	(16)
Hudson Hospital OpCo, LLC	Healthcare	12.65%	SOFR + 8.00%	3.00%	11/04/2023	1,631	1,631	1,618	(16)
HUMC Opco, LLC	Healthcare	12.65%	SOFR + 8.00%	3.00%	11/04/2023	2,470	2,470	2,351	(16)
H.W. Lochner, Inc.	Industrials	10.99%	SOFR + 6.25%	1.00%	07/02/2027	907	891	907	(16)
IDC Infusion Services LLC	Healthcare	10.83%	SOFR + 6.50%	1.00%	07/07/2028	2,875	2,835	2,890	(12)(16)
Keg Logistics LLC	Consumer Discretionary	10.67%	SOFR + 6.00%	1.00%	11/23/2027	7,309	7,256	7,273	(16)
Keg Logistics LLC (Revolver)	Consumer Discretionary	10.68%	SOFR + 6.00%	1.00%	11/23/2027	872	866	868
Material Handling Systems, Inc.	Industrials	9.76%	SOFR + 5.50%	0.50%	06/08/2029	755	704	662	(16)
Money Transfer Acquisition Inc.	Financials	12.71%	SOFR + 8.25%	1.00%	12/14/2027	6,001	5,931	5,874	(16)
Morae Global Corporation	Information Technology	12.77%	SOFR + 8.00%	2.00%	10/26/2026	3,028	2,908	2,980	(16)
Morae Global Corporation (Revolver)	Information Technology	—	SOFR + 8.00%	2.00%	10/26/2026	—	(10)	(5)	(12)(17)
Neptune BidCo US Inc.	Communication Services	9.76%	SOFR + 5.00%	0.50%	04/11/2029	1,478	1,366	1,330	(16)
Newbury Franklin Industrials, LLC	Industrials	11.40%	SOFR + 7.00%	2.00%	12/11/2029	2,408	2,341	2,339	(12)(16)
Orthopaedic (ITC) Buyer, LLC	Healthcare	10.93%	SOFR + 6.50%	1.00%	07/31/2028	2,333	2,291	2,355	(12)(16)
PhyNet Dermatology LLC	Healthcare	11.12%	SOFR + 6.50%	1.00%	10/20/2029	485	476	480	(12)(16)
PMA Parent Holdings LLC	Financials	9.58%	SOFR + 5.25%	0.75%	01/31/2031	1,401	1,381	1,379	(16)
PMA Parent Holdings LLC (Revolver)	Financials	—	SOFR + 5.25%	0.75%	01/31/2031	—	(1)	(2)	(12)(17)
Premier Imaging, LLC	Healthcare	10.59%	SOFR + 6.00%, 10.59% PIK	1.00%	03/31/2026	2,870	2,870	2,523	(16)
RN Enterprises, LLC	Healthcare	9.58%	SOFR + 5.25%	0.75%	10/17/2031	2,242	2,216	2,215	(12)(16)
Sequoia Healthcare Management LLC	Healthcare Management	—	—	—	11/04/2023	11,935	11,935	4,529	(7)
South Street Securities Holdings, Inc.	Financials	9.00%	—	—	09/20/2027	450	409	384
Spark Buyer, LLC	Industrials	9.77%	SOFR + 5.25%	0.75%	10/15/2031	1,429	1,412	1,411	(12)(16)
STG Distribution, LLC (STG Logistics) (Second Out)	Industrials	12.12%	SOFR + 7.60%, 6.50% PIK	1.50%	10/03/2029	988	570	554	(16)
STG Distribution, LLC (STG Logistics) (Third Out)	Industrials	11.62%	SOFR + 7.10%, 6.00% PIK	1.50%	10/03/2029	741	218	76	(16)
Synamedia Americas Holdings, Inc.	Communication Services	12.11%	SOFR + 7.75%	1.00%	12/05/2028	2,610	2,539	2,559	(16)
Tactical Air Support, Inc.	Industrials	13.25%	SOFR + 8.50%	1.00%	12/22/2028	1,975	1,941	1,958	(16)
Taoglas Group Holdings Limited	Information Technology	11.58%	SOFR + 7.25%	1.00%	02/28/2029	2,314	2,266	2,223	(16)
Taoglas Group Holdings Limited (Revolver)	Information Technology	11.76%	SOFR + 7.25%	1.00%	02/28/2029	610	597	585	(12)(16)
VBC Spine Opco LLC (DxTx Pain and Spine LLC)	Healthcare	12.79%	SOFR + 8.00%	2.00%	06/14/2028	1,725	1,697	1,709	(12)(16)
VBC Spine Opco LLC (DxTx Pain and Spine LLC) (Revolver)	Healthcare	12.69%	SOFR + 8.00%	2.00%	06/14/2028	97	95	96	(12)(16)
VTX Intermediate Holdings, Inc.	Information Technology	11.65%	SOFR + 6.00%, 1.00% PIK	2.00%	12/12/2029	5,122	5,071	5,074	(16)
Wealth Enhancement Group, LLC	Financials	9.55%	SOFR + 5.00%	1.00%	10/02/2028	4,563	4,550	4,563	(16)
Wealth Enhancement Group, LLC (Revolver)	Financials	—	SOFR + 5.00%	1.00%	10/02/2028	—	(1)	—	(12)(17)
Total First Lien/Senior Secured Debt							110,611	101,491
Second Lien/Senior Secured Debt - 9.6%
American Academy Holdings, LLC	Healthcare	14.50% PIK	—	—	03/01/2028	4,765	4,715	4,474
BLST Operating Company, LLC	Online Merchandise Retailer	13.17%	SOFR + 8.50%	1.50%	08/28/2025	1,166	1,166	1,113	(8)(16)
Ivanti Software, Inc.	Information Technology	12.12%	SOFR + 7.25%	0.50%	12/01/2028	3,000	2,991	1,729	(16)
VTX Intermediate Holdings, Inc.	Information Technology	12.50% PIK	—	—	12/12/2030	878	861	860
Total Second Lien/Senior Secured Debt							9,733	8,176
Subordinated Debt - 26.9%
DeltaDx Limited, LP (Money Transfer Acquisition Inc.)	Financials	15.00% PIK	—	—	06/14/2028	358	358	352
Eastport Holdings, LLC	Business Services	13.26%	SOFR + 8.50%	1.00%	09/29/2027	19,250	19,250	19,250	(16)
Lucky Bucks, LLC	Consumer Discretionary	—	—	—	05/29/2028	2,503	2,229	485	(7)
Tubular Textile Machinery, Inc.	Textile Equipment Manufacturer	5.00% PIK	—	—	10/29/2027	5,159	5,159	2,771
Total Subordinated Debt							26,996	22,858
Preferred Stock and Units - 1.9%
American Academy Holdings, LLC	Healthcare	—	—	—	—	102,261	—	170	(6)
MicroHoldco, LLC	General Industrial	—	—	—	—	740,237	749	680	(11)
Taylor Precision Products, Inc. - Series C	Household Product Manufacturer	—	—	—	—	379	758	758
VTX Holdings, LLC - Series C	Information Technology	—	—	—	—	441,252	—	—
Total Preferred Stock and Units							1,507	1,608

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

(in thousands, except for units/shares)

December 31, 2024

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Common Stock and Membership Units - 4.6%
American Academy Holdings, LLC	Healthcare	—	—	—	—	0.05	—	311	(6)
Aperture Dodge 18 LLC	Financials	—	—	—	—	2,051,573	2,052	1,775
BLST Operating Company, LLC - Class A	Online Merchandise Retailer	—	—	—	—	217,013	286	810	(6)
DxTx Pain and Spine LLC	Healthcare	—	—	—	—	59,312	97	97	(6)
Freedom Electronics, LLC	Electronic Machine Repair	—	—	—	—	181,818	182	210	(6)
Lucky Bucks, LLC	Consumer Discretionary	—	—	—	—	50,066	742	515
Morae Global Corporation - Warrants	Information Technology	—	—	—	—	1	122	164
South Street Securities Holdings, Inc. - Warrants	Financials	—	—	—	—	567	65	64
Total Common Stock and Membership Units							3,546	3,946
Total Investments in Non-Control, Non-Affiliate Portfolio Companies							152,393	138,079
Investments in Affiliated Portfolio Companies - 40.2%^
First Lien/Senior Secured Debt - 11.7%
American Clinical Solutions, LLC	Healthcare	11.33%	SOFR + 7.00%, 4.33% PIK	1.00%	06/30/2025	6,343	6,343	3,845
MMI Holdings, LLC	Medical Device Distributor	—	—	—	06/28/2024	2,600	2,600	2,556	(7)
Riddell, Inc.	Consumer Discretionary	10.48%	SOFR + 6.00%	1.00%	03/29/2029	3,568	3,514	3,568	(12)(16)
Total First Lien/Senior Secured Debt							12,457	9,969
Second Lien/Senior Secured Debt - 1.0%
MMI Holdings, LLC	Medical Device Distributor	—	—	—	06/28/2024	400	400	367	(7)
V12 Holdings, Inc.	Data Processing & Digital Marketing	—	—	—	—	509	490	508	(11)
Total Second Lien/Senior Secured Debt							890	875
Collateralized Loan Obligations - 1.1%
JMP Credit Advisors CLO IV Ltd.	Financials	—	—	—	07/17/2029	7,891	223	311	(13)(15)
JMP Credit Advisors CLO V Ltd.	Financials	—	—	—	07/17/2030	7,320	629	629	(13)(15)
Total Collateralized Loan Obligations							852	940
Joint Ventures - 4.9%
Great Lakes Funding II LLC - Series A	Financials	—	—	—	—	4,170	4,170	4,153	(12)(15)
Total Joint Ventures							4,170	4,153
Preferred Stock and Units - 11.7%
American Clinical Solutions, LLC - Class A	Healthcare	—	—	—	—	19,664,483	3,198	—	(6)
EBSC Holdings LLC (Riddell, Inc.)	Consumer Discretionary	10.00% PIK	—	—	—	1,077	1,064	1,187	(14)
GA Communications, Inc. - Series A-1	Advertising & Marketing Services	—	—	—	—	1,998	3,476	5,566
GreenPark Infrastructure, LLC - Series A	Industrials	—	—	—	—	400	200	200	(6)
MMI Holdings, LLC	Medical Device Distributor	—	—	—	—	1,000	1,998	1,000	(6)
RAM Payment, LLC	Financial Services	6.00% PIK	—	—	—	86,000	1,028	1,974	(14)
Total Preferred Stock and Units							10,964	9,927
Common Stock and Membership Units - 9.8%
Burgaflex Holdings, LLC - Class A	Automobile Part Manufacturer	—	—	—	—	1,253,198	1,504	3,820	(6)
Burgaflex Holdings, LLC - Class B	Automobile Part Manufacturer	—	—	—	—	1,085,073	362	2,633	(6)
GA Communications, Inc. - Series B-1	Advertising & Marketing Services	—	—	—	—	200,000	2	486
GreenPark Infrastructure, LLC - Series M-1	Industrials	—	—	—	—	2,565	880	881	(6)
MMI Holdings, LLC	Medical Device Distributor	—	—	—	—	45	—	—	(6)
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	—	—	—	—	27,396,364	6,958	527
Total Common Stock and Membership Units							9,706	8,347
Total Investments in Affiliated Portfolio Companies^							39,039	34,211
Total Investments - 202.5%							$191,432	$172,290

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

(+) Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to SOFR or alternate base rate (commonly known as the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. SOFR loans are typically indexed to 6 month, 3 month, or 1 month SOFR rates. As of December 31, 2024, rates for the 6 month, 3 month and 1 month SOFR are 4.25%, 4.31%, and 4.33%, respectively. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2024.

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
(4)
Percentages are based on net assets as of December 31, 2024.
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
(12)
The Company has an unfunded loan or investment commitment to the portfolio company at December 31, 2024. (See Note 2).
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
(15)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2024, qualifying assets represent 97% of the Company’s total assets and non-qualifying assets represent 3% of the Company’s total assets.
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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III, and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III, and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their small business investment company (“SBIC”) licenses, continued to hold their existing investments at the time of the IPO and have continued to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share, resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (the “SBA-guaranteed debentures”) and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. Accordingly, as of December 31, 2024 and December 31, 2023, there were no SBA-guaranteed debentures outstanding.

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

Definitive Agreement

On April 20, 2021, Capitala Investment Advisors, LLC (“Capitala”), the Company’s former investment adviser, entered into a definitive agreement (the “Definitive Agreement”) with the Investment Adviser and Mount Logan Capital Inc. (“MLC”), both affiliates of BC Partners Advisors L.P. (“BC Partners”) for U.S. regulatory purposes, whereby Mount Logan acquired certain assets related to Capitala’s business of providing investment management services to the Company (the “Transaction”), through which the Investment Adviser became the Company’s investment adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) with the Company. At a special meeting of the Company’s stockholders (the “Special Meeting”) held on May 27, 2021, the Company’s stockholders approved the Investment Advisory Agreement. The transactions contemplated by the Definitive Agreement closed on July 1, 2021 (the “Closing”). Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect from year to year if approved annually by the Board or by a majority of our outstanding voting securities, including, in either case, by a majority of our directors who are not “interest persons” as such term is defined in Section 2(a)(19) of the 1940 Act (“Independent Directors”). The Board most recently approved the renewal of the Investment Advisory Agreement at a meeting on May 7, 2024, for a period of one year, effective July 1, 2024 and will remain in effect until July 1, 2025.

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

December 31, 2024

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

The Company’s financial statements as of December 31, 2024 and December 31, 2023 and for the years ended December 31, 2024, 2023 and 2022 are presented on a consolidated basis. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, including Fund II, Fund III, CBL, and the Taxable Subsidiaries. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

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

December 31, 2024

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

December 31, 2024

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

Non-accrual investments: Management reviews all loans that become 90 days or more past due, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income and PIK interest on that loan for financial reporting purposes. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Non-accrual loans are returned to accrual status when the borrower’s financial condition improves such that management believes current interest and principal payments are expected to be collected. As of December 31, 2024, we had debt investments in three portfolio companies on non-accrual status with an aggregate amortized cost of $17.2 million and an aggregate fair value of $7.9 million, which represented 9.0% and 4.6% of the investment portfolio, respectively. As of December 31, 2023, we had debt investments in three portfolio companies on non-accrual status with aggregate amortized cost of $17.2 million and an aggregate fair value of $12.8 million, which represented 8.7% and 6.8% of the investment portfolio, respectively.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Commitments and Contingencies

As of December 31, 2024 and December 31, 2023, the Company had the following unfunded commitments to existing portfolio companies (dollars in thousands):

Portfolio Company	Investment	December 31, 2024		December 31, 2023
Accordion Partners LLC (1)	First Lien/Senior Secured Debt	$522	$	N/A
Accordion Partners LLC (Revolver)	First Lien/Senior Secured Debt	928		1,531
American Clinical Solutions, LLC(1)	First Lien/Senior Secured Debt	N/A		250
BetaNXT, Inc. (Revolver)	First Lien/Senior Secured Debt	263		408
Bradshaw International, Inc. (Revolver)	First Lien/Senior Secured Debt	922		922
Critical Nurse Staffing, LLC (Revolver)	First Lien/Senior Secured Debt	N/A		1,000
Dentive, LLC(1)	First Lien/Senior Secured Debt	N/A		344
Dentive, LLC (Revolver)	First Lien/Senior Secured Debt	93		148
Fortis Payment Systems, LLC(1)	First Lien/Senior Secured Debt	221		N/A
Great Lakes Funding II LLC - Series A	Joint Venture	824		55
GreenPark Infrastructure, LLC - Series M-1	Common Stock and Membership Units	N/A		732
IDC Infusion Services, LLC(1)	First Lien/Senior Secured Debt	97		799
Morae Global Corporation (Revolver)	First Lien/Senior Secured Debt	292		292
Newbury Franklin Industrials, LLC(1)	First Lien/Senior Secured Debt	592		N/A
Orthopaedic (ITC) Buyer, LLC(1)	First Lien/Senior Secured Debt	638		638
PhyNet Dermatology LLC(1)	First Lien/Senior Secured Debt	259		259
PMA Parent Holdings LLC (Revolver)	First Lien/Senior Secured Debt	99		N/A
Riddell, Inc.(1)	First Lien/Senior Secured Debt	364		N/A
RN Enterprises, LLC (1)	First Lien/Senior Secured Debt	758		N/A
Spark Buyer, LLC (1)	First Lien/Senior Secured Debt	571		N/A
Tactical Air Support, Inc.(1)	First Lien/Senior Secured Debt	N/A		286
Taoglas Group Holdings Limited (Revolver)	First Lien/Senior Secured Debt	35		261
VBC Spine Opco, LLC (DxTx Pain and Spine LLC)(1)	First Lien/Senior Secured Debt	285		713
VBC Spine Opco, LLC (DxTx Pain and Spine LLC) (Revolver)	First Lien/Senior Secured Debt	48		97
Wealth Enhancement Group, LLC (Revolver)	First Lien/Senior Secured Debt	438		438
Total Unfunded Commitments		$8,249		$9,173

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

In management’s opinion, no direct losses with respect to litigation contingencies were probable as of December 31, 2024 and December 31, 2023. Management is of the opinion that the ultimate resolution of such claims, if any, will not materially affect the Company’s business, financial position, results of operations, or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to litigation contingencies.

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

The tax years ended December 31, 2024, 2023, 2022 and 2021 remain subject to examination by U.S. federal, state, and local tax authorities. No material interest expense or penalties have been assessed for the years ended December 31, 2024, 2023, and 2022. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

The Company records deferred tax assets or liabilities related to temporary book versus tax differences on taxable income or loss generated by the underlying equity investments held by the Company’s Taxable Subsidiaries as well as temporary book versus tax differences generated by the Company during the year the Company did not qualify as a RIC (see “Note 7. – Income Taxes”).

As of December 31, 2024 and 2023, the Company recorded a net deferred tax asset of zero, respectively. For the years ended December 31, 2024, 2023 and 2022, the Company recorded a tax provision of zero, zero and $0.1 million, respectively.

As of December 31, 2024 and 2023, the valuation allowance on the Company’s Taxable Subsidiaries’ net deferred tax asset was $3.8 million and $3.9 million, respectively. For the years ended December 31, 2024, 2023 and 2022, the Company’s Taxable Subsidiaries recognized a (decrease) increase in the valuation allowance of $(0.1) million, $(0.1) million, and $1.5 million, respectively.

As of December 31, 2022, the year the Company did not qualify as RIC, the valuation allowance on the Company’s net deferred tax asset was $31.9 million, excluding the Taxable Subsidiaries. For the year ended, December 31, 2022, the Company, excluding its Taxable Subsidiaries, recognized an increase (decrease) in the valuation allowance of $2.7 million. See “Note 7. – Income Taxes” for further details.

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

For income tax purposes, the Company has paid distributions on its shares of common stock from ordinary income in the amount of $3.6 million, $2.6 million, and zero during the tax years ended December 31, 2024, 2023 and 2022, respectively. For income tax purposes, none of the Company's distributions paid on its shares of common stock were accounted for as a return of capital for the tax years ended December 31, 2024, 2023 and 2022.

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s U.S. federal income tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of December 31, 2024 and 2023, there were no uncertain tax positions.

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

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment, the “Investment Management Segment”. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

Recent Accounting Pronouncements

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024. See Note 15 for more information on the effects of the adoption of ASU 2023-07.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning in the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

Note 3. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market and traditional middle-market companies. As of December 31, 2024, our portfolio consisted of investments in 59 portfolio companies with a fair value of approximately $172.3 million. As of December 31, 2023, our portfolio consisted of investments in 60 portfolio companies with a fair value of approximately $189.7 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of December 31, 2024 and December 31, 2023, none of the fair value of our first lien loans consisted of last-out loans.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the year ended December 31, 2024, we made approximately $38.3 million of investments and had approximately $55.0 million in repayments and sales, resulting in net repayments and sales of approximately $16.7 million for the period. During the year ended December 31, 2023, the Company made approximately $33.2 million of investments and had approximately $43.7 million in repayments and sales, resulting in net repayments of approximately $10.5 million for the period. During the year ended December 31, 2022, the Company made approximately $107.7 million of investments and had approximately $94.0 million in repayments and sales, resulting in net deployment of approximately $13.7 million for the year.

As of December 31, 2024, the Company’s Investment Adviser approved the fair value of the Company’s investment portfolio of approximately $172.3 million in good faith in accordance with the Company’s valuation procedures. The Company’s Investment Adviser approved the fair value of the Company’s investment portfolio as of December 31, 2024 with input from third-party valuation firms based on information known or knowable as of the valuation date, including trailing and forward looking data.

The composition of our investments as of December 31, 2024, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$123,068	64.4%	$111,460	64.7%
Second Lien Debt	10,623	5.5%	9,051	5.3%
Subordinated Debt	26,996	14.1%	22,858	13.3%
Collateralized Loan Obligations	852	0.4%	940	0.5%
Joint Venture	4,170	2.2%	4,153	2.4%
Equity	25,723	13.4%	23,828	13.8%
Total	$191,432	100.0%	$172,290	100.0%

The composition of our investments as of December 31, 2023, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$128,537	65.4%	$124,007	65.4%
Second Lien Debt	8,968	4.6%	7,918	4.2%
Subordinated Debt	26,573	13.5%	23,548	12.4%
Collateralized Loan Obligations	1,600	0.8%	1,600	0.8%
Joint Venture	440	0.2%	450	0.2%
Equity	30,400	15.5%	32,135	17.0%
Total	$196,518	100.0%	$189,658	100.0%

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

The following table shows the portfolio composition by industry grouping at fair value as of December 31, 2024 and December 31, 2023 (dollars in thousands):

	December 31, 2024		December 31, 2023
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$34,474	20.2%	$47,934	25.3%
Financials	23,670	13.7%	24,213	12.8%
Information Technology	22,833	13.3%	21,860	11.5%
Business Services	19,250	11.2%	29,555	15.6%
Industrials	17,865	10.4%	16,558	8.7%
Consumer Discretionary	14,375	8.2%	10,180	5.4%
Automobile Part Manufacturer	6,453	3.7%	5,510	2.9%
Advertising & Marketing Services	6,052	3.5%	4,160	2.2%
Consumer Staples	5,626	3.3%	1,737	0.9%
Healthcare Management	4,529	2.6%	9,465	5.0%
Medical Device Distributor	3,923	2.3%	3,425	1.8%
Communication Services	3,889	2.3%	4,029	2.1%
Textile Equipment Manufacturer	2,771	1.6%	3,860	2.0%
Financial Services	1,974	1.1%	2,445	1.3%
Online Merchandise Retailer	1,923	1.1%	2,095	1.1%
Household Product Manufacturer	758	0.4%	758	0.4%
General Industrial	680	0.4%	212	0.1%
Oil & Gas Engineering and Consulting Services	527	0.3%	670	0.4%
Data Processing & Digital Marketing	508	0.3%	509	0.3%
Electronic Machine Repair	210	0.1%	245	0.1%
Testing Laboratories	—	—	238	0.1%
Total	$172,290	100.0%	$189,658	100.0%

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

The following table presents the fair value measurements of investments, by major class, as of December 31, 2024, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	NAV	Total
First Lien Debt	$—	$—	$111,460	$—	$111,460
Second Lien Debt	—	—	9,051	—	9,051
Subordinated Debt	—	—	22,858	—	22,858
Collateralized Loan Obligations	—	—	940	—	940
Joint Venture	—	—	—	4,153	4,153
Equity	—	—	23,828	—	23,828
Total	$—	$—	$168,137	$4,153	$172,290

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the twelve months ended December 31, 2024 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Collateralized Loan Obligations	Equity	Total
Balance as of January 1, 2024	$124,007	$7,918	$23,548	$1,600	$32,135	$189,208
Repayments/sales	(36,310)	—	—	(499)	(18,085)	(54,894)
Purchases	31,503	862	322	—	1,805	34,492
Payment-in-kind interest and dividends accrued	846	775	101	—	146	1,868
Accretion of original issue discount	831	18	—	324	—	1,173
Net realized gain (loss) on investments	(2,339)	—	—	(573)	11,457	8,545
Net change in unrealized appreciation (depreciation) on investments	(7,078)	(522)	(1,113)	88	(3,630)	(12,255)
Transfers out	—	—	—	—	—	—
Balance as of December 31, 2024	$111,460	$9,051	$22,858	$940	$23,828	$168,137

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the twelve months ended December 31, 2023 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Collateralized Loan Obligations	Equity	Total
Balance as of January 1, 2023	$136,896	$6,464	$25,851	$4,972	$29,006	$203,189
Repayments/sales	(42,425)	(5)	—	(97)	(1,094)	(43,621)
Purchases	32,165	—	—	—	973	33,138
Payment-in-kind interest and dividends accrued	655	661	2	—	166	1,484
Accretion of original issue discount	707	29	—	632	—	1,368
Net realized gain (loss) on investments	(5,612)	—	—	(5,120)	(5,661)	(16,393)
Net change in unrealized appreciation (depreciation) on investments	1,621	769	(2,305)	1,213	8,745	10,043
Transfers out	—	—	—	—	—	—
Balance as of December 31, 2023	$124,007	$7,918	$23,548	$1,600	$32,135	$189,208

The net change in unrealized appreciation (depreciation) on investments held was $(9.3) million and $1.0 million for the years December 31, 2024 and 2023, respectively, and is included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2024 were as follows:

	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)(2)
First lien debt	$4.8	Market	Broker/Dealer Quotes	N/A
First lien debt	95.7	Income	Required Rate of Return	7.3% – 17.1% (11.4%)
First lien debt	2.5	Enterprise Market Value	EBITDA Multiple	8.0x
First lien debt	3.8	Enterprise Market Value	Revenue Multiple	0.4x
First lien debt	0.1	Income	Stock Price Time to Exit (Years) Volatility Risk Free Rate	$1,046.0 2.0 49.0% 4.3%
First lien debt	4.5	Liquidation	Litigation Proceeds Coverage	38.0%
Second lien debt	1.7	Market	Broker/Dealer Quotes	N/A
Second lien debt	7.0	Income	Required Rate of Return	1.9% – 16.6% (14.5%)
Second lien debt	0.4	Enterprise Market Value	EBITDA Multiple	4.6x
Subordinated debt	19.6	Income	Required Rate of Return	10.8% – 15.4% (10.9%)
Subordinated debt	0.5	Enterprise Market Value	Recovery Percentage	19.4%
Subordinated debt	2.8	Enterprise Market Value	Revenue Multiple	0.5x
Collateralized Loan Obligations	0.9	Income	Discount Margin	0.0%
Equity	0.2	Income	Required Rate of Return	17.8%
Equity	1.3	Income	Stock Price Time to Exit (Years) Volatility	$113.2 - $1,840.0 ($1,751.4) 2.0 - 3.3 (3.2) 35.0% - 45.0% (44.5%)
Equity	21.8	Enterprise Market Value and Asset(1)	EBITDA Multiple	2.3x – 18.0x (6.6x)
Equity	0.5	Enterprise Market Value	Revenue Multiple	0.3x – 0.4x (0.3x)
	$168.1

(1)
$1.8 million in equity was valued using the asset approach.
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

The significant unobservable inputs used in the valuation of the Company’s investments are required rate of return, EBITDA multiples, revenue multiples, discount margin, recovery percentage, litigation proceeds coverage, risk free rate, stock price, projected time to exit and volatility. Changes in any of these unobservable inputs could have a significant impact on the Company’s estimate of fair value. An increase (decrease) in the required rate of return, risk free rate, or discount margin will result in a lower (higher) estimate of fair value, respectively, while an increase (decrease) in adjusted EBITDA or recovery percentage, litigation proceeds coverage, stock price, projected time to exit (option-pricing model) or volatility will result in a higher (lower) estimate of fair value, respectively.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

The fair value of the Company’s investment in the Great Lakes II Joint Venture at December 31, 2024 and December 31, 2023 was $4.2 million and $0.5 million, respectively. Fair value has been determined utilizing the net asset value as a practical expedient pursuant to U.S. GAAP. Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of December 31, 2024, the Company had an unfunded commitment to the Great Lakes II Joint Venture of $0.8 million.

Note 4. Transactions With Affiliated Companies

During the year December 31, 2024, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2023 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	December 31, 2024 Fair Value
Affiliate investments
American Clinical Solutions, LLC	First Lien Debt (11.33% Cash (SOFR + 7.00%), 4.33% PIK, 1.00% Floor, Due 6/30/25)	6,343	$754	$5,037	$827	$—	$—	$(2,019)	$3,845
American Clinical Solutions, LLC	Preferred Stock - Class A (19,664,483 units)	—	—	1,913	—	—	—	(1,913)	—
			754	6,950	827	—	—	(3,932)	3,845
Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)	—	—	3,090	—	—	—	730	3,820
Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)	—	—	2,420	—	—	—	213	2,633
			—	5,510	—	—	—	943	6,453
GA Communications, Inc.	Series A-1 Preferred Stock (1,998 shares)	—	—	3,540	—	—	—	2,026	5,566
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)	—	—	620	—	—	—	(134)	486
			—	4,160	—	—	—	1,892	6,052
Great Lakes Funding II LLC	Series A	—	198	450	3,815	(85)	—	(27)	4,153
			198	450	3,815	(85)	—	(27)	4,153
GreenPark Infrastructure, LLC	Series A (400 units)	—	—	200	—	—	—	—	200
GreenPark Infrastructure, LLC	Series M-1 (2,256 units)	—	—	69	811	—	—	1	881
			—	269	811	—	—	1	1,081
JMP Credit Advisors CLO IV Ltd.	Collateralized Loan Obligations	7,891	42	293	42	(112)	—	88	311
JMP Credit Advisors CLO V Ltd.	Collateralized Loan Obligations	7,320	282	1,307	282	(388)	(572)	—	629
			324	1,600	324	(500)	(572)	88	940
MMI Holdings, LLC(7)	First Lien Debt (Due 6/28/24)	2,600	—	2,514	—	—	—	42	2,556
MMI Holdings, LLC(7)	Second Lien Debt ( Due 6/28/24)	400	—	352	—	—	—	15	367
MMI Holdings, LLC	Preferred Units (1,000 units)	—	—	559	—	—	—	441	1,000
MMI Holdings, LLC	Common Membership Units (45 units)	—	—	—	—	—	—	—	—
			—	3,425	—	—	—	498	3,923
Nth Degree Investment Group, LLC(6)	Membership Units (6,088,000 units)	—	—	10,340	—	(17,486)	11,398	(4,252)	—
			—	10,340	—	(17,486)	11,398	(4,252)	—
RAM Payment, LLC(5)	Preferred Units (86,000 units, 6.00% PIK Dividend)	—	376	2,445	69	—	—	(540)	1,974
			376	2,445	69	—	—	(540)	1,974
Riddell, Inc.	First Lien Debt (10.48% Cash (SOFR + 6.00%), 1.00% Floor, Due 3/29/29)	3,568	321	—	3,582	(68)	—	54	3,568
EBSC Holdings LLC (Riddell, Inc.)(5)	Preferred Units (1,077 units, 10.00% PIK)		77	—	1,064	—	—	123	1,187
			398	—	4,646	(68)	—	177	4,755
Sierra Hamilton Holdings Corporation	Common Stock (27,396,364 shares)	—	—	670	—	—	—	(143)	527
			—	670	—	—	—	(143)	527
V12 Holdings, Inc.	Second Lien Debt	509	—	509	—	—	—	(1)	508
			—	509	—	—	—	(1)	508
Total Affiliate investments			$2,050	$36,328	$10,492	$(18,139)	$10,826	$(5,296)	$34,211

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
(6)
As of September 10, 2024, the Company exited Nth Degree Investment Group, LLC. The Company received $17.5 million in cash in exchange for all of its equity interest. This resulted in a realized gain of approximately $11.4 million and unrealized depreciation of approximately $4.3 million for the twelve months ended December 31, 2024. As a result of this transaction, Nth Degree Investment Group, LLC is no longer an affiliate of the Company.
(7)
Non-accrual investment.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

December 31, 2024

Note 5. Agreements and Related Party Transactions

Investment Advisory Agreement

On July 1, 2021, the Company entered into the Investment Advisory Agreement with the Investment Adviser, which was approved by the Company’s stockholders on May 27, 2021. Unless earlier terminated in accordance with its terms, the Investment Advisory Agreement will remain in effect from year to year if approved annually by the Board or by a majority of our Independent Directors. The Board most recently approved the renewal of the Investment Advisory Agreement at a meeting on May 7, 2024, for a period of one year, effective July 1, 2024 and will remain in effect until July 1, 2025. Subject to the overall supervision of the Board, the Investment Adviser manages our day-to-day operations and provides investment advisory and management services to us. Under the terms of the Investment Advisory Agreement, the Investment Adviser:

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

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Adviser that would, when taken together with all other incentive fees paid to the Investment Adviser during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. As of December 31, 2024 and December 31, 2023, the Company did not have incentive fees payable to the Investment Adviser related to fees earned in prior years but deferred under the incentive fee deferral mechanism.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

As part of the Transaction, the Investment Adviser entered into the Fee Waiver with the Company to waive, to the extent necessary, any capital gains fee under the Investment Advisory Agreement that exceeds what would have been paid to Capitala in the aggregate over such two-year period under the prior advisory agreement. The Fee Waiver expired at the end of the two-year period.

For the years ended December 31, 2024, 2023 and 2022, the Company incurred $3.5 million, $3.7 million and $3.9 million in base management fees, respectively, under the Investment Advisory Agreement and the Prior Investment Advisory Agreement. The Company did not incur incentive fees related to pre-incentive fee net investment income for the years ended December 31, 2024, 2023 and 2022, respectively. For the years ended December 31, 2024, 2023 and 2022, our Investment Adviser did not waive any incentive fees as none were incurred.

As of December 31, 2024 and December 31, 2023, the Company had $0.8 million and $0.9 million, respectively, of management and incentive fees payable to the Investment Adviser. These amounts are reflected in the accompanying consolidated statements of assets and liabilities under the caption “Management and incentive fees payable.”

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

Payments under the Administration Agreement are equal to an amount based upon the allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and the allocable portion of the compensation of the chief financial officer, the chief compliance officer, and their respective administrative support staff. Under the Administration Agreement, the Administrator will also provide, on the Company’s behalf, managerial assistance to those portfolio companies that request such assistance. Unless terminated earlier in accordance with its terms, the Administration Agreement was renewed on May 7, 2024, for a period of one year, effective July 1, 2024 and will remain in effect until July 1, 2025. It will remain in effect from year-to-year thereafter if approved annually by the Board. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without any incremental profit to our Administrator. Stockholder approval is not required to amend the Administration Agreement.

For the years ended December 31, 2024, 2023 and 2022, the Company accrued $0.9 million , $0.9 million and $0.6 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

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

Trade with Affiliated Funds

There were no transactions subject to Rule 17a-7 under the 1940 Act during the years ended December 31, 2024 and 2023.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Note 6. Borrowings

2022 Notes

On May 16, 2017, the Company issued $70.0 million in aggregate principal amount of 6.0% fixed-rate notes due May 31, 2022 (the “2022 Notes”). On May 25, 2017, the Company issued an additional $5.0 million in aggregate principal amount of the 2022 Notes pursuant to a partial exercise of the underwriters’ overallotment option. On November 1, 2021, the Company notified the Trustee for the Company's 2022 Notes, of the Company's election to redeem $50.0 million aggregate principal amount of the 2022 Notes outstanding. The redemption was completed on December 6, 2021. On May 31, 2022, the remaining 2022 Notes reached maturity, and the entire outstanding principal of the 2022 Notes became payable and was paid by the Company. Accordingly, as of December 31, 2024 and December 31, 2023, there were no 2022 Notes outstanding.

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Notes for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Interest expense	N/A	N/A	$609
Deferred financing costs	N/A	N/A	45
Total interest and financing expenses	N/A	N/A	$654
Average outstanding balance	N/A	N/A	$9,384
Average stated interest rate	N/A	N/A	6.00%

2022 Convertible Notes

On May 26, 2017, the Company issued $50.0 million in aggregate principal amount of 5.75% fixed-rate convertible notes due May 31, 2022 (the “2022 Convertible Notes”). On June 26, 2017, the Company issued an additional $2.1 million in aggregate principal amount of the 2022 Convertible Notes pursuant to a partial exercise of the underwriters’ overallotment option. On May 31, 2022, the 2022 Convertible Notes reached maturity, and the entire outstanding principal of the 2022 Convertible Notes became payable, and was paid by the Company. Accordingly, as of December 31, 2024 and December 31, 2023, there were no 2022 Convertible Notes outstanding.

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2022 Convertible Notes for the years ended December 31, 2024, 2023, and 2022 (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Interest expense	N/A	N/A	$1,239
Deferred financing costs	N/A	N/A	168
Total interest and financing expenses	N/A	N/A	$1,407
Average outstanding balance	N/A	N/A	$21,406
Average stated interest rate	N/A	N/A	5.75%

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

As of December 31, 2024 and December 31, 2023, the Company had $50.0 million and $50.0 million, respectively in 2026 Notes outstanding.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2026 Notes for the year ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Interest expense	$3,111	$2,833	$2,810
Deferred financing costs	163	156	161
Total interest and financing expenses	$3,274	$2,989	$2,971
Average outstanding balance	$50,000	$50,000	$50,000
Average stated interest rate	5.81%	5.25%	5.25%

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

During the year ended December 31, 2024, the Company repaid $6.5 million of outstanding principal amount of the 2032 Convertible Notes, and additionally, the Company converted $1.0 million in outstanding principal amount of the 2032 Convertible Notes. Of the $1.0 million that was converted, $0.5 million was paid in cash and $0.5 million was converted into 22,105 shares of the Company’s common stock at a rate of $22.61 per principal amount, in accordance with a Notice of Exercise of Conversion.

As of December 31, 2024 and December 31, 2023, the Company had $7.5 million and $15.0 million, respectively, in 2032 Convertible Notes outstanding.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2032 Convertible Notes for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Interest expense	$721	$892	$669
Deferred financing costs	9	12	8
Total interest and financing expenses	$730	$904	$677
Average outstanding balance	$11,123	$15,000	$11,301
Average stated interest rate	5.81%	5.25%	5.25%

KeyBank Credit Facility

On October 30, 2020, CBL, a direct, wholly owned, consolidated subsidiary of the Company, entered into the KeyBank Credit Facility with the investment adviser at the time, as collateral manager, the lenders from time to time parties thereto (each a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. The KeyBank Credit Facility was amended on May 10, 2022, October 20, 2022, and August 21, 2024. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $75.0 million, with an uncommitted accordion feature that allows the Company to borrow up to an additional $125.0 million. The KeyBank Credit Facility matures on August 21, 2029, unless there is an earlier termination or event of default. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through August 21, 2027, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at 1M Term SOFR plus 2.80% during the reinvestment period and 3.20% thereafter, with a 0.40% 1M Term SOFR floor. CBL will also pay an unused commitment fee at a rate of (1) 0.75% if utilization is less than or equal to 50.0%, (2) 0.50% if utilization is greater than 50.0% but less than or equal to 75.0%, or (3) 0.25% if utilization is greater than 75.0%, per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility. As of December 31, 2024 and December 31, 2023, there were draws of $48.8 million and $39.6 million, respectively, on the KeyBank Credit Facility. The KeyBank Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2024 and December 31, 2023, assets pledged to secure the KeyBank Credit Facility had a fair value of $139.2 million and $111.2 million, respectively.

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the KeyBank Credit Facility for the year ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Interest expense	$3,985	$3,970	$1,553
Deferred financing costs	307	341	286
Unused commitment fees	129	125	267
Total interest and financing expenses	$4,421	$4,436	$2,106
Average outstanding balance	$48,333	$49,167	$27,586
Average stated interest rate	8.02%	7.92%	5.35%

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the outstanding principal and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2024, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Outstanding Principal	Fair Value	Level 1	Level 2	Level 3
2026 Notes	$50,000	$47,375	$—	$—	$47,375
2032 Convertible Notes	7,500	7,095	—	—	7,095
KeyBank Credit Facility	48,754	48,754	—	—	48,754
Total	$106,254	$103,224	$—	$—	$103,224

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Note 7. Income Taxes

The Company has elected to be treated for U.S. federal income tax purposes as a RIC under subchapter M of the Code. The Company believes it qualified as a RIC under the Code for the fiscal year ended December 31, 2024, and the Company intends to comply with the requirements to continue to qualify annually as a RIC under the Code. As a RIC, the Company is not taxed on any investment company taxable income or capital gains which it distributes to stockholders. The Company intends to make the requisite distributions to its stockholders which will relieve the Company from U.S. federal income taxes. As further discussed below, for the fiscal year ended December 31, 2022, the Company failed the income source requirement under subchapter M of the Code, and thus did not qualify as a RIC under the Code for the year.

Distributions from net investment income, distributions from net realized capital gains, and distributions classified as return of capital are determined in accordance with U.S. federal tax regulations, which may differ from amounts in accordance with U.S. GAAP and those differences could be material.

Permanent differences between taxable income and net investment income for financial reporting purposes are reclassified among the capital accounts in the financial statements to reflect their tax character. During the years ended December 31, 2024, 2023 and 2022, the Company reclassified for book purposes amounts arising from permanent differences in the book and tax basis of partnership investments sold, the Company's investments in its underlying Taxable Subsidiaries and other book-tax differences. Such reclassifications are reported in “Tax reclassifications of stockholders’ equity” in accordance with U.S. GAAP in the consolidated statements of changes in net assets for the years ended December 31, 2024, 2023 and 2022, respectively.

The following permanent differences due to adjustments for the realized gains (losses) upon disposition of partnership interests and for the transfer of distributions between accumulated capital gains, accumulated net investment income, and return of capital were reclassified for tax purposes for the tax years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	Tax Year Ended December 31,
	2024	2023	2022
Change in total distributable loss	$(919)	$1,870	$(2,192)
(Decrease) increase in capital in excess of par value	$919	$(1,870)	$2,192

For the tax years ended December 31, 2024, 2023 and 2022, the tax basis components of distributable earnings were as follows (dollars in thousands):

	Tax Year Ended December 31,
	2024	2023	2022
Undistributed ordinary income	$2,060	$2,592	$—
Accumulated capital losses	(105,709)	(112,160)	(96,984)
Unrealized (depreciation) appreciation	(20,462)	(11,498)	(18,351)
Other temporary differences	—	—	(1,588)
Total	$(124,111)	$(121,066)	$(116,923)

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses of RICs incurred for taxable years beginning after December 22, 2010 will not be subject to expiration. As of December 31, 2024, the Company has a short-term capital loss carry forward of $96.2 million, of which $90.6 million is subject to expiration in 2025, $5.0 million is subject to expiration in 2026, and $0.6 million is not subject to expiration. Additionally, the Company has a long-term capital loss carry forward of $9.5 million, which is not subject to expiration.

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.

The following table reconciles net increase (decrease) in net assets resulting from operations to taxable income (loss) for the tax periods ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	Tax Year Ended December 31,
	2024	2023	2022
Net decrease in net assets resulting from operations	$(29)	$(2,482)	$(12,024)
Net change in unrealized (appreciation) depreciation on investments	12,282	(10,064)	24,631
Capital loss carryforward	(6,451)	16,550	(8,363)
Tax provision	—	—	—
Other book-to-tax differences	(2,127)	1,173	(4,510)
Total taxable income (loss)	$3,675	$5,177	$(266)

For income tax purposes, distributions paid to stockholders are reported as ordinary income, long term capital gains, return of capital, or a combination thereof. The tax character of distributions paid for the tax periods ended December 31, 2024, 2023 and 2022 were as follows (dollars in thousands):

	Tax Year Ended December 31,
	2024	2023	2022
Ordinary income	$3,581	$2,585	$—
Long-term capital gains	—	—	—
Return of capital	—	—	—
Total	$3,581	$2,585	$—

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

For U.S. federal income tax purposes, as of December 31, 2024, the aggregate net unrealized depreciation for all securities was $20.5 million. As of December 31, 2024, gross unrealized appreciation was $10.6 million and gross unrealized depreciation was $31.1 million. The aggregate cost of securities for U.S. federal income tax purposes was $192.8 million as of December 31, 2024. For U.S. federal income tax purposes, as of December 31, 2023, the aggregate net unrealized depreciation for all securities was $11.5 million. As of December 31, 2023, gross unrealized appreciation was $11.1 million and gross unrealized depreciation was $22.6 million. The aggregate cost of securities for U.S. federal income tax purposes was $201.2 million as of December 31, 2023.

For the tax year ended December 31, 2022, the Company filed its tax return as a RIC. However, in March 2024, the Company determined that information received from a portfolio company held in prior fiscal years and sold in 2022 was inaccurate, and, as a result, the Company did not satisfy the income source requirement under subchapter M of the Code for the fiscal year ended December 31, 2022. Accordingly, the Company did not qualify as a RIC under the Code for the fiscal year ended December 31, 2022, and thus the Company would be subject to U.S. federal income tax on all of its taxable income at regular corporate rates for these periods. Based on the assessment that the Company did not qualify as a RIC for the fiscal year ended December 31, 2022, the Company calculated its provision for income tax as a C-Corporation for such fiscal year. Given the operations of the Company for that period, the Company has determined no income tax or capital gains taxes would be due and payable for the period, had the Company claimed status and filed returns as a C-Corporation. Thus, the Company has determined that there would be no quantitative impact to the consolidated statements of assets and liabilities, the consolidated statements of operations, the consolidated statements of changes in net assets, and the consolidated statements of cash flows as of and for the year ended December 31, 2022, as illustrated in the following disclosures as a C-Corporation during the period. The Company did not have a net unrealized gain on its portfolio as of the first day of the fiscal year the Company requalified as a RIC that would be subject to tax if recognized within the subsequent five years. Accordingly, as specifically noted, certain tables below have been revised from the amounts previously reported to reflect the Company's tax status as a C-Corporation.

Deferred U.S. federal income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and U.S. federal income tax purposes. The following tables have been revised such that they present the components of deferred tax assets (liabilities) as of December 31, 2022 for the Company’s tax status as a C-Corporation (dollars in thousands):

As of December 31,
2022
Deferred tax assets:
Net operating loss carryforwards	$4,561
Capital loss carryforwards	23,099
Other deferred tax assets	4,247
Less valuation allowance	(31,907)
Total deferred tax assets	—
Deferred tax liabilities:
Net unrealized depreciation on investments	—
Total deferred tax liabilities	—
Net deferred tax asset	$—

At December 31, 2022, the valuation allowance on deferred tax assets of the Company was $31.9 million, which represents the tax effect of net operating losses and capital losses that we do not believe we will realize through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Total income tax expense (benefit) for the Company, which has been revised to reflect its tax status as a C-Corporation, differs from the amount computed by applying the federal statutory income tax rate of 21% to net investment income (loss) and net realized and unrealized appreciation (depreciation) on investments for the year ended December 31, 2022, as follows (dollars in thousands):

For the Years ended December 31,
2022
Tax (benefit) expense at statutory rates	$(2,525)
State income tax (benefit) expense, net of federal benefit	(380)
Other adjustments	4,095
Change in valuation allowance	(1,190)
Total tax provision (benefit), net	$—

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

For the year ended December 31, 2022, the components of the Company’s tax provision (benefit), which have been revised to reflect its tax status as a C-Corporation during the respective periods and excluding its Taxable Subsidiaries, include the following:

For the Years Ended December 31,
2022
Current Tax provision (benefit)
Federal	$—
State	—
Total current tax provision (benefit), net	$—

For the Years Ended December 31,
2022
Deferred Tax provision (benefit)
Federal	$(475)
State	(71)
Less valuation allowance	546
Total deferred tax provision (benefit), net	$—

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

The Company acquired the non-controlling interest in Print Direction, Inc. on December 1, 2017 and converted the entity to CPTA Master Blocker, Inc. (Georgia), retaining its net operating losses in the transaction subject to Section 382 of the Code. As of December 31, 2024, the Taxable Subsidiaries had net operating losses for U.S. federal income tax purposes of approximately $16.5 million. If not utilized, $0.9 million of these net operating losses will expire in the year ended December 31, 2036, $6.1 million of these net operating losses will expire in the year ended December 31, 2037 and $9.5 million of these net operating losses have no expiration.

Components of deferred tax assets (liabilities) for the Taxable Subsidiaries as of December 31, 2024 and 2023 are as follows (dollars in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$4,028	$3,336
Capital loss carryforwards	285	319
Other deferred tax assets	2,258	2,604
Less valuation allowance	(3,843)	(3,893)
Total deferred tax assets	2,728	2,366
Deferred tax liabilities:
Net unrealized depreciation on investments	2,728	2,366
Total deferred tax liabilities	2,728	2,366
Net deferred tax asset	$—	$—

As of December 31, 2024 and 2023, the valuation allowance on deferred tax assets of the Taxable Subsidiaries was $3.8 million and $3.9 million, respectively, which represents the tax effect of net operating losses that we do not believe we will realize through future taxable income. Any adjustments to the Taxable Subsidiaries’ valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Total income tax expense (benefit) for the Taxable Subsidiaries differs from the amount computed by applying the federal statutory income tax rate of 21% to net investment income (loss) and net realized and unrealized appreciation (depreciation) on investments for the years ended December 31, 2024, 2023 and 2022, as follows (dollars in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Tax (benefit) expense at statutory rates	$290	$(299)	$(1,041)
State income tax (benefit) expense, net of federal benefit	46	(51)	(322)
Adjustment to unrealized depreciation	—	(14)	184
Other adjustments	(296)	(294)	(315)
Revaluation for state rate change	11	716	—
Change in valuation allowance	(51)	(58)	1,494
Total tax provision (benefit), net	$—	$—	$—

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

For the years ended December 31, 2024, 2023 and 2022, the components of the Taxable Subsidiaries’ tax provision (benefit) include the following:

	For the Years Ended December 31,
	2024	2023	2022
Tax provision (benefit)
Federal	$(9)	$306	$938
State	(42)	(364)	650
Less valuation allowance	51	58	(1,494)
Total tax provision (benefit), net	$—	$—	$94

Note 8. Directors’ Expense

Our Independent Directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Board meeting and $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the years ended December 31, 2024, 2023 and 2022 the Company recognized directors’ expense of $0.6 million and $0.5 million, and $0.5 million respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

Note 9. Stockholders' Equity

On March 6, 2023, the Company's Board authorized a share repurchase program, whereby the Company could repurchase up to an aggregate of $5.0 million of its outstanding shares of common stock in the open market. The repurchase program did not obligate the Company to acquire any specific number of shares, and all repurchases were made in accordance with SEC Rule 10b-18 and accomplished through a Rule 10b5-1 plan, which set certain restrictions on the method, timing, price and volume of share repurchases. On March 11, 2024, the Board authorized the extension of the share repurchase program for an additional year, terminating on March 31, 2025, and increased the aggregate available balance to $5.0 million.

During the year ended December 31, 2024, the Company repurchased 41,162 of its outstanding shares under the share repurchase program at an aggregate cost of approximately $1.0 million. During the year ended December 31, 2023, the Company repurchased 36,667 of its outstanding shares under the share repurchase program at an aggregate cost of approximately $0.8 million.

During the year ended December 31, 2024, the 2032 Note Convertible Noteholders elected to convert $1.0 million par of the 2032 Convertible Notes. Of the $1.0 million that was converted, $0.5 million was paid in cash and $0.5 million was converted into 22,105 shares of common stock pursuant to the Note Purchase Agreement at a rate of $22.61 per principal amount, in accordance with a Notice of Exercise of Conversion. There were no such conversion during the year ended December 31, 2023.

During the year ended December 31, 2024, the Company issued 257 shares of common stock under its DRIP. During the year ended December 31, 2023, the Company issued 297 shares of common stock under its DRIP.

The total number of shares of the Company's common stock outstanding as of December 31, 2024 and December 31, 2023 was 2,655,898 and 2,674,698, respectively.

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Other potentially dilutive shares of the Company’s common stock, and the related impact to earnings, are considered when calculating diluted earnings per share. For the years ended December 31, 2024 and December 31, 2023, 0.3 million and 0.5 million, respectively, in convertible shares related to the 2032 Convertible Notes were considered anti-dilutive. For the year ended December 31, 2022, 0.6 million in convertible shares related to the 2022 Convertible Notes, which matured in May 2022, were considered anti-dilutive.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands, except share and per share data):

	For the Years Ended December 31,
	2024(1)	2023(2)	2022(2)
Net increase (decrease) in net assets resulting from operations - basic and diluted	$(29)	$(2,482)	$(12,024)
Weighted average common stock outstanding – basic and diluted	2,673,381	2,694,857	2,711,068
Net increase (decrease) in net assets per share from operations - basic and diluted	$(0.01)	$(0.92)	$(4.44)

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the for the year ended December 31, 2024, conversion of the 2032 Convertible Notes into 0.3 million shares was not assumed as the effect on diluted earnings per share would be anti-dilutive.
(2)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the year ended December 31, 2022, conversion of the 2022 Convertible Notes into 0.6 million shares was not assumed as the effect on diluted earnings per share would be anti-dilutive. For the years ended December 31, 2022 and December 31, 2023 conversion of the 2032 Convertible Notes into 0.5 million shares was not assumed as the effect on diluted earnings per share would be anti-dilutive.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

The following table summarizes the Company's distribution declarations for the for the year December 31, 2024 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
March 11, 2024	March 25, 2024	April 2, 2024	$0.32	$856	—	$—
May 7, 2024	May 21, 2024	May 31, 2024	0.33	883	126	3
August 7, 2024	August 22, 2024	August 30, 2024	0.33	883	68	1
November 6, 2024	November 19, 2024	November 29, 2024	0.36	959	63	2
Total Distributions Declared and Distributed for 2024			$1.34	$3,581	257	$6

The following table summarizes the Company's distribution declarations for the twelve months ended December 31, 2023 (dollars in thousands, except share and per share data):

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2024, 2023, 2022, 2021 and 2020 (dollars in thousands, except share and per share data):

	For the Years Ended December 31,
	2024	2023	2022	2021	2020
Per share data(1) :
Net asset value at beginning of period	$33.34	$35.04	$39.48	$40.19	$54.84
Net investment income(2)	1.56	1.43	(0.43)	(1.32)	0.02
Net realized gain (loss) on investments(2)	3.20	(6.08)	5.08	(2.94)	(8.88)
Net change in unrealized appreciation (depreciation) on investments(2)	(4.60)	3.73	(9.09)	3.93	(4.29)
Net realized gain (loss) on extinguishment of debt(2)	(0.18)	—	—	(0.38)	0.06
Distributions - net investment income(3)	(1.34)	(0.96)	—	—	(0.24)
Distributions - return of capital(3)	—	—	—	—	(1.26)
Dilutive effect of common stock issuance(2)	(0.08)	—	—	—	—
Accretive effect of common stock repurchases(2)	0.14	0.18	—	—	—
Other(3)	—	—	—	—	(0.06)
Net asset value at end of year	$32.04	$33.34	$35.04	$39.48	$40.19
Net assets at end of period	$85,099	$89,175	$95,005	$107,029	$108,947
Shares outstanding at end of period	2,655,898	2,674,698	2,711,068	2,711,068	2,711,068
Per share market value at end of period	$24.99	$22.61	$22.36	$22.99	$14.41
Total return based on market value(4)	17.45%	6.00%	(2.74)%	59.54%	(71.10)%
Ratio/Supplemental data:
Ratio of net investment income (loss) to average net assets	4.76%	4.11%	(1.15)%	(3.20)%	0.05%
Ratio of interest and financing expenses to average net assets	9.58%	8.91%	7.70%	9.42%	13.23%
Ratio of other operating expenses to average net assets	9.46%	8.56%	8.14%	8.71%	9.82%
Ratio of total expenses including tax provision, net of fee waivers to average net assets(5)	19.04%	17.47%	15.84%	18.12%	23.05%
Portfolio turnover rate(6)	20.52%	16.77%	48.09%	38.73%	6.90%
Average debt outstanding(7)	$109,455	$114,167	$119,677	$167,102	$256,673
Average debt outstanding per common share(1)	$40.94	$42.36	$44.14	$61.64	$94.68

(1)
Shares and per share data have been adjusted for the periods shown to reflect the one-for-six reverse stock split effected on August 21, 2020 on a retroactive basis.
(2)
Based on daily weighted average balance of shares of the Company’s common stock outstanding during the period.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(3)
Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date. Also includes the impact of shares of the Company’s common stock issued under the Company’s DRIP
(4)
Total investment return is calculated assuming a purchase of shares of the Company's common stock at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(5)
The ratio of waived incentive fees to average net assets was 0.00% for the years ended December 31, 2024, 2023, 2022, 2021, and 2020, respectively.
(6)
Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.
(7)
Based on the daily weighted average balance of debt outstanding during the period.

Note 13. Senior Securities

The following is a schedule of the Company’s senior securities for the years ended December 31, 2024, 2023, 2022, 2021 and 2020 (dollars in thousands, except share and per share data, unless otherwise noted):

	For the Years Ended December 31,
	2024	2023	2022	2021	2020
Total Debt Outstanding:
KeyBank Credit Facility	$48,754	$39,553	$55,937	$—	$—
ING Credit Facility	$—	$—	$—	$—	$—
SBA-guaranteed debentures	$—	$—	$—	$—	$91,000
2022 Notes	$—	$—	$—	$22,833	$72,833
2022 Convertible Notes	$—	$—	$—	$52,088	$52,088
2026 Notes	$50,000	$50,000	$50,000	$50,000	$—
2032 Convertible Notes	$7,500	$15,000	$15,000	$—	$—
Asset coverage per unit(1):
KeyBank Credit Facility	$1,794	$1,839	$1,771	$1,849	$1,872
ING Credit Facility	N/A	N/A	N/A	N/A	N/A
SBA-guaranteed debentures	N/A	N/A	N/A	N/A	N/A
2022 Notes	N/A	N/A	N/A	$1,849	$1,872
2022 Convertible Notes	N/A	N/A	N/A	$1,849	$1,872
2026 Notes	$1,794	$1,839	$1,771	1,849	N/A
2032 Convertible Notes	$1,794	$1,839	$1,771	N/A	N/A
Involuntary liquidation preference per unit(2):
KeyBank Credit Facility	—	—	—	—	—
ING Credit Facility	—	—	—	—	—
SBA-guaranteed debentures	—	—	—	—	—
2022 Notes	—	—	—	—	—
2022 Convertible Notes	—	—	—	—	—
2026 Notes	—	—	—	—	—
2032 Convertible Notes	—	—	—	—	—
Average market value per unit(3):
KeyBank Credit Facility	N/A	N/A	N/A	N/A	N/A
ING Credit Facility	N/A	N/A	N/A	N/A	N/A
SBA-guaranteed debentures	N/A	N/A	N/A	N/A	N/A
2022 Notes	N/A	N/A	N/A	$1,002	$867
2022 Convertible Notes	N/A	N/A	N/A	$1,002	$856
2026 Notes	N/A	N/A	N/A	N/A	N/A
2032 Convertible Notes	N/A	N/A	N/A	N/A	N/A

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Note 14. Selected Quarterly Financial Data (Unaudited)

	For the Quarter Ended
(Dollars in thousands, except per share data)	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Total investment income	$5,395	$5,148	$5,370	$5,003
Net investment income (loss)	1,488	995	750	947
Net increase (decrease) in net assets resulting from operations	125	(1,347)	(658)	1,851
Net investment income (loss) per share	0.56	0.37	0.28	0.35
Net increase (decrease) in net assets resulting from operations per share – basic	0.05	(0.50)	(0.25)	0.69
Net increase (decrease) in net assets resulting from operations per share – diluted	0.05	(0.50)	(0.25)	0.65
Net asset value per share at end of period	$32.04	$32.31	$33.13	$33.71

	For the Quarter Ended
(Dollars in thousands, except per share data)	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total investment income	$4,415	$5,162	$5,344	$5,256
Net investment income (loss)	581	1,154	1,039	1,073
Net increase (decrease) in net assets resulting from operations	(3,121)	(1,951)	3,240	(650)
Net investment income (loss) per share	0.22	0.43	0.38	0.40
Net increase (decrease) in net assets resulting from operations per share – basic	(1.15)	(0.73)	1.20	(0.24)
Net increase (decrease) in net assets resulting from operations per share – diluted	(1.15)	(0.73)	1.07	(0.24)
Net asset value per share at end of period	$33.34	$34.78	$35.68	$34.63

Note 15. Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The Chief Operating Decision Maker ("CODM") is the Company’s chief executive officer, and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in net assets resulting from operations (“net income”). Net income is comprised of total investment income (‘segment revenues’) and total expenses (‘significant segment expenses’), which are considered the key segment measures of profit or loss reviewed by the CODM. In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders, implementing investment policy decisions, strategic initiatives, managing the Company’s portfolio, allocating assets, and assessing the performance of the portfolio. As the Company’s operations are comprised solely of the Investment Management Segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

Note 16. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of December 31, 2024, other than as set forth below.

On January 29, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Portman Ridge Finance Corporation, a Delaware corporation (“PTMN”), Portman Ridge Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of PTMN (“Merger Sub”); solely for the limited purposes set forth therein, the Adviser, and, solely for the limited purposes set forth therein, Sierra Crest Investment Management LLC, a Delaware limited liability company and the external investment adviser to PTMN ("SCIM"). The Merger Agreement provides that, subject to the conditions set forth therein, (i) at the effective time of the First Merger (the “Effective Time”), Merger Sub will merge with and into the Company (the “First Merger”), with the Company continuing as the surviving company and as a wholly-owned subsidiary of PTMN, and (ii) immediately after the Effective Time, the Company will be merged with and into PTMN (the "Second Merger" and, together with the First Merger, the “Mergers”), with PTMN continuing as the surviving company. Both the Board of the Company and PTMN’s board of directors, including all of their respective independent directors who are not "interested persons" of either the Company or PTMN or the Adviser or SCIM, in each case, on the recommendation of special committees comprised solely of certain independent directors of the Company or PTMN, as applicable (each, a “Special Committee”), have approved, among other things, the Merger Agreement and the transactions contemplated thereby. Consummation of the Mergers is subject to certain closing conditions, including requisite approvals of the Company’s and PTMN’s stockholders. Subject to the terms and conditions of the Merger Agreement, at the Effective Time, each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (other than shares owned by PTMN or any of its consolidated subsidiaries, including Merger Sub) will be converted into the right to receive 1.500 newly-issued shares of common stock of PTMN with cash to be paid (without interest) in lieu of fractional shares.

On March 12, 2025, the Company’s Board of Directors approved a distribution of $0.36 per share, payable on March 31, 2025, to stockholders of record as of March 24, 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “1934 Act”)). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the 1934 Act, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. Our internal control system is a process designed to provide reasonable assurance to our management and the Board regarding the preparation and fair presentation of published financial statements.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2024.

As a non-accelerated filer, the Company is not currently required to obtain an audit of the effectiveness of internal control over financial reporting from its independent registered public accounting firm as of December 31, 2024.

Changes in Internal Controls Over Financial Reporting

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information regarding the Sarbanes-Oxley Code of Ethics (which is set forth below), the information required by this item will be included in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting or in an amendment to this Annual Report on Form 10-K, to be filed within 120 days of the end of our 2024 fiscal year end and is incorporated herein by reference.

Our Sarbanes-Oxley Code of Ethics may be found at https://www.loganridgefinance.com/our-team/governance-documents. The Company intends to disclose amendments to or waivers from a required provision of the code on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting or in an amendment to this Annual Report on Form 10-K, to be filed within 120 days of the end of our 2024 fiscal year and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting or in an amendment to this Annual Report on Form 10-K, to be filed within 120 days of the end of our 2024 fiscal year and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting or in an amendment to this Annual Report on Form 10-K, to be filed within 120 days of the end of our 2024 fiscal year and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting or in an amendment to this Annual Report on Form 10-K, to be filed within 120 days of the end of our 2024 fiscal year and is incorporated herein by reference.

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(6)
3.3	Certificate of Limited Partnership of CapitalSouth Partners Fund II Limited Partnership(2)
3.4	Certificate of Limited Partnership of CapitalSouth Fund III, L.P. (f/k/a CapitalSouth Partners SBIC Fund III, L.P.)(2)
3.5	Bylaws(1)
3.6	Form of Amended and Restated Limited Partnership Agreement of CapitalSouth Partners Fund II Limited Partnership(3)
3.7	Form of Amended and Restated Agreement of Limited Partnership of CapitalSouth Fund III, L.P. (f/k/a CapitalSouth Partners SBIC Fund III, L.P.)(3)
4.1	Form of Common Stock Certificate(1)
4.2	Form of Base Indenture(4)
4.3	Form of Fourth Supplemental Indenture relating to the 5.25% notes due 2026, by and between the Registrant and U.S. Bank National Association, as trustee, including the form of Global Note(8)
4.4	Description of Securities(8)
10.1	Form of Dividend Reinvestment Plan(1)
10.2	Form of Investment Advisory Agreement by and between Registrant and Mount Logan Management, LLC(5)
10.3	Form of Custodian Agreement(1)
10.4	Form of Administration Agreement by and between Registrant and BC Partners Management LLC.(5)
10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)
10.6	Note Purchase Agreement, dated as of April 1, 2022, by and among Logan Ridge Finance Corporation and the Purchasers (as defined therein)(8)
10.7

Fourth Amendment to Revolving Credit and Security Agreement, dated as of August 21, 2024, among Capitala Business Lending, LLC, as the borrower, Mount Logan Management, LLC, as the collateral manager, the lenders from to time to time party thereto, KeyBank National Association, as the administrative agent, and U.S. Bank National Association, as the custodian (with conformed agreement attached thereto)(9)

19.1	Insider Trading Policy (filed herewith)
21.1	List of Subsidiaries (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
97.1	Clawback Policy(10)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith)

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
(5)
Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 8-K filed on July 1, 2021.
(6)
Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 8-K filed on August 4, 2020.
(7)
Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 8-K filed on April 6, 2022.
(8)
Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 10-K filed on March 2, 2020.
(9)
Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 8-K filed on August 22, 2024.
(10)
Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 10-K filed on March 26, 2024.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Logan Ridge Finance Corporation
Date: March 13, 2025	By /s/ Ted Goldthorpe Ted Goldthorpe Chief Executive Officer and President (Principal Executive Officer)
Date: March 13, 2025	By /s/ Brandon Satoren Brandon Satoren Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ted Goldthorpe Ted Goldthorpe	Chief Executive Officer and President and Chairman of the Board of Directors (Principal Executive Officer)	March 13, 2025
/s/ Brandon Satoren Brandon Satoren	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2025
/s/ Alexander Duka Alexander Duka	Director	March 13, 2025
/s/ George Grunebaum George Grunebaum	Director	March 13, 2025
/s/ Robert Warshauer Robert Warshauer	Director	March 13, 2025
/s/ Jennifer Chou Jennifer Chou	Director	March 13, 2025