Form 10-K/A
period 2024-12-31
Logan Ridge Finance Corp.
filed 2025-04-29
CIK 1571329

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
The number of shares of Logan Ridge Finance Corporation’s common stock, $0.01 par value, outstanding as of April 23, 2025 was 2,655,973.

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Amendment No. 1”) amends the Annual Report on Form
10-K
for the fiscal year ended December 31, 2024 of Logan Ridge Finance Corporation (the “Company”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2025 (the “Original Filing”).
This Amendment No. 1 is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form
10-K.
This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form
10-K.
Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of
Regulation S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certifications required under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.
Except as described above or as otherwise expressly provided by the terms of this Amendment No. 1, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. This Amendment No. 1 should be read in conjunction with the Original Form
10-K
and with our filings with the SEC subsequent to the Original Filing.
Unless the context otherwise requires, all references in this Amendment No. 1 to “we,” “us,” “our,” “Logan Ridge,” or the “Company” refer to Logan Ridge Finance Corporation and its consolidated subsidiaries. References to “Investment Adviser,” “Adviser,” and “Mount Logan” refer to Mount Logan Management LLC, our investment adviser. References to the “Administrator” refers to BC Partners Management LLC, our administrator, and an affiliate of BC Partners. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Filing.
This Amendment No. 1 includes references to our website and the information contained on, or accessible from, our website is not a part of this report by reference or otherwise.

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to the Company’s charter and bylaws, the board of directors is divided into three classes. Directors are elected for a staggered term of three years each, with a term of office of one of the three classes of directors expiring each year. Each director will hold office for the term to which he or she is elected or until his or her respective successor is duly elected and qualified.

Set forth below is information about each of the Company’s directors and executive officers, including ages, as of April 23, 2025:

Directors

Name, Address and Age (1)	Position(s) Held with Company	Director Class	Director Since
Independent Directors
George Grunebaum, 62	Director	Class II	2021
Jennifer Kwon Chou, 45	Director	Class II	2022
Robert Warshauer, 67	Director	Class I	2021
Alexander Duka, 58	Director	Class I	2021
Interested Directors
Ted Goldthorpe, 48	Chief Executive Officer and President	Class III	2021

(1)	The business address of the directors is c/o Logan Ridge Finance Corporation, 650 Madison Avenue, 3rd Floor, New York, NY 10022.

Executive Officers Who are Not Directors

Name, Address and Age (1)	Position(s) Currently Held with Company	Officer Since
Brandon Satoren, 36	Chief Financial Officer, Secretary and Treasurer	2021
Patrick Schafer, 39	Chief Investment Officer	2021
David Held, 54	Chief Compliance Officer	2021

(1)	The business address of the executive officers is c/o Logan Ridge Finance Corporation 650 Madison Avenue, 3rd Floor, New York, NY 10022.

Biographical Information

Our directors have been divided into two groups – interested directors and independent directors. An interested director is an “interested person” as defined in Section 2(a)(19) of the Investment Company Act of 1940 (the “1940 Act”).

Interested Directors

Ted Goldthorpe. Mr. Goldthorpe is the President and Chief Executive Officer of the Company. Mr. Goldthorpe is an executive officer of the Adviser and Managing Partner of BC Partners Credit (“BCP Credit”), an integrated credit platform operating within the BC Partners organization. He joined BC Partners to open BCP Credit in 2017. He was previously President of Apollo Investment Corporation and the Chief Investment Officer of Apollo Investment Management where he was the head of its U.S. Opportunistic Platform and also oversaw the Private Origination business from 2012 to 2016. He was also a member of Apollo’s firm-wide Senior Management Committee. Prior to Apollo, Mr. Goldthorpe worked at Goldman Sachs for 13 years where he most recently ran the bank loan distressed investing desk. He was previously the head of Principal Capital Investing for the Special Situations Group. Mr. Goldthorpe launched BC Partners’ credit business in 2017 and oversees a team of experienced credit professionals. As a Managing Partner of BC Partners, Mr. Goldthorpe is also a member of the Investment Committee of the private equity business. Mr. Goldthorpe also serves on the board of directors of BC Partners Lending Corporation, Portman Ridge Finance Corporation, Runway Growth Finance Corporation, Alternative Credit Income Fund and Opportunistic Credit Interval Fund.

Mr. Goldthorpe’s prior credit and investment experience, including his experience as an officer of a publicly-traded business development company, led to the Board’s conclusion that Mr. Goldthorpe should serve as a member of the Board.

Independent Directors

Alexander Duka. Mr. Duka is the chairman of the Compensation Committee of the Board. Mr. Duka also serves on the Audit Committee and Nominating and Corporate Governance Committee of the Board. Mr. Duka was the Executive Vice President of Corporate Development for Acceleration Bay LLC, a patent investment and technology acceleration business headquartered in San Mateo, CA until December 2019, and remains a senior advisor for the firm. Mr. Duka was responsible for Finance, Investor Relations, Strategic Relationships, New Ventures and Acquisitions. He joined the firm in September 2017. Mr. Duka previously spent 20 years at Citigroup, a global banking institution, and was a Managing Director in the Financial Institutions group in Global Banking, retiring in February 2017. Mr. Duka was the senior banker responsible for managing Citibank’s banking relationships with a number of high profile traditional and alternative asset management companies. Mr. Duka oversaw all financings, capital markets activity, M&A and the provision of other banking services and advice for this client base. Mr. Duka also worked with these asset managers to develop a new generation of permanent capital vehicles, including Business Development Companies, REITs, Closed End Funds, and European Listed Vehicles. Prior to Citibank, Mr. Duka has served on the Board of Directors of Trade Arcade Inc. since September 2021 and was a member of the Board of Trustees of BondHouse Investment Trust from September 2019 to February 2021 where he is now an advisor to the sponsor. Mr. Duka also serves on the board of directors of BC Partners Lending Corporation, Portman Ridge Finance Corporation, Runway Growth Finance Corporation, Alternative Credit Income Fund and Opportunistic Credit Interval Fund. Mr. Duka also worked at Bank of New York and United Jersey Bank. Mr. Duka received his B.A. from Rutgers College and his MBA from Rutgers Graduate School of Management.

Through his prior experiences as an executive vice president and managing director at several companies, Mr. Duka brings business expertise and finance and industry skills to his Board service. The foregoing qualifications led to the Board’s conclusion that Mr. Duka should serve as a member of the Board.

George Grunebaum. Mr. Grunebaum is the chairman of the Nominating and Corporate Governance Committee of the Board. Mr. Grunebaum also serves on the Audit Committee and Compensation Committee of the Board of the Company. Mr. Grunebaum is Chief Executive Officer of Ashmore Investment Management (US) Corp, which he joined in 2008. Mr. Grunebaum is responsible for sales, marketing, product management and client servicing for the firm’s institutional and retail clients globally. Mr. Grunebaum is also Chief Executive Officer of Ashmore Investment Management (US) Corp and President of Ashmore Funds, a series of US registered mutual funds. Prior to joining Ashmore, Mr. Grunebaum was co-Managing Partner of Dolomite Capital Management and one of the founding partners of the firm. From 1986 to 2005, he worked at JPMorgan Chase in various capacities as an Emerging Markets trader. His most senior roles included head of global client trading, head of global principal risk taking for credit, local interest rates and equities. Mr. Grunebaum was co-chair of the Emerging Markets Traders Association (EMTA) from 2001, until his retirement from JPMorgan Chase in 2005. He received his BA from Hamilton College. He is licensed as a Series 7, Series 24, and Series 63 Registered Representative. Mr. Grunebaum also serves on the board of directors of BC Partners Lending Corporation, Portman Ridge Finance Corporation, Alternative Credit Income Fund and Opportunistic Credit Interval Fund.

Mr. Grunebaum’s executive experience brings extensive business and financial expertise to his Board service. Moreover, due to Mr. Grunebaum’s knowledge of, and experience in, finance and accounting, the Board determined that Mr. Grunebaum is an “audit committee financial expert” as defined under SEC rules. The foregoing qualifications led to the Board’s conclusion that Mr. Grunebaum should serve as a member of the Board.

Jennifer Kwon Chou. Ms. Chou serves on the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of the Board. Ms. Chou is Senior Managing Director and Chief Strategy Officer of The Gores Group (“Gores”). Ms. Chou has over 20 years of strategy and finance experience and currently oversees firm strategy and the development of new products and partnerships for Gores. She also has management responsibilities over the firm’s origination, capital raising, external communications, and corporate development functions. Since joining Gores in 2010, Ms. Chou has been responsible for raising capital across Gores’ funds. Prior to joining Gores, Ms. Chou was a Director at Sterling Partners, a private equity firm based in Chicago. Prior to Sterling, she worked in capital markets at Lehman Brothers in New York. She began her career at Public Financial Management and the Vanguard Group. Ms. Chou also serves on the board of directors for Portman Ridge Finance Corporation and Runway Growth Finance Corporation. Ms. Chou is a graduate of the University of Pennsylvania and also received an M.B.A. from Northwestern University’s Kellogg School of Management, where she was a Robert Toigo Fellow.

Robert Warshauer. Mr. Warshauer is the chairman of the Audit Committee of the Board. Mr. Warshauer also serves on the Nominating and Governance Committee and Compensation Committee of the Board. Mr. Warshauer is Chief Executive Officer of BLST Holdings, LLC, a fintech E-Commerce retailer. Formerly, Mr. Warshauer was Managing Director and Head of the Investment Banking Group – New York of Imperial Capital (an investment banking company). He has over 30 years of experience in financings, mergers and acquisitions, and restructurings. Prior to joining Imperial Capital, he was a Managing Director at Kroll Zolfo Cooper, where he advised clients on operational issues, acquisitions and recapitalizations. He was a Managing Director and member of the Board of Directors and the Commitment Committee of Ernst & Young Corporate Finance LLC and its successor companies. He has also held the position of CEO and President of a branded retail business with over 500 locations and 5,000 employees, the CEO of an international business services and manufacturing company with operations in 16 countries, and served as President and a member of the Board of Directors of a publicly traded technology company. Mr. Warshauer has served as the Independent Director on over two dozen publicly traded and privately-held companies and served on several charitable boards of directors. He also serves on the board of directors for BC Partners Lending Corporation, Portman Ridge Finance Corporation, Runway Growth Finance Corporation, Alternative Credit Income Fund and Opportunistic Credit Interval Fund. He serves as chair of the audit committee for BC Partners Lending Corporation and Portman Ridge Finance Corporation. Mr. Warshauer received his M.B.A. from New York University and his B.S.B.A. from Bucknell University.

Through his broad experience as an officer and director of several companies, in addition to skills acquired with firms engaged in investment banking and financial services, Mr. Warshauer brings extensive business and financial expertise to his Board service. Moreover, due to Mr. Warshauer’s knowledge of, and experience in, finance and accounting, the Board determined that Mr. Warshauer is an “audit committee financial expert” as defined under SEC rules, and that he is qualified to serve as chairman of the Audit Committee of the Board. The foregoing qualifications led to the Board’s conclusion that Mr. Warshauer should serve as a member of the Board.

Executive Officers Who Are Not Directors

David Held. Mr. Held has served as Chief Compliance Officer of the Company since July 1, 2021. Mr. Held also serves as the Chief Compliance Officer for Portman Ridge Finance Corporation, BC Partners Lending Corporation, Alternative Credit Income Fund and Opportunistic Credit Interval Fund. Since June 2021, Mr. Held has served as Chief Compliance Officer, Credit for BC Partners in New York City and has served as

Chief Compliance Officer of Mount Logan Management LLC. Between 2015 and 2021, he served as Chief Compliance Officer of Lyxor Asset Management Inc. Prior to his role at Lyxor Asset Management Inc., between 2012 and 2014 he served as Senior Compliance Officer at American Securities LLC in New York City and between 2008 and 2012 he served as Chief Compliance Officer at AXA Investment Managers Inc. in Greenwich, CT. Prior to his career in compliance, he was a securities and regulatory attorney in private practice. Mr. Held holds a J.D. from Georgetown University Law Center.

Brandon Satoren. Mr. Satoren has served as Chief Financial Officer since April 1, 2024, and he has served as Secretary and Treasurer of the Company since November 9, 2021. From 2021 to 2024, Mr. Satoren also served as Chief Accounting Officer of the Company. Mr. Satoren has also served as Chief Financial Officer, Secretary and Treasurer of Portman Ridge Finance Corporation, Alternative Credit Income Fund and Opportunistic Credit Interval Fund since April 2024. Prior to April 2024, Mr. Satoren served as Chief Accounting Officer, Secretary and Treasurer for Alternative Credit Income Fund since 2021 and Opportunistic Credit Interval Fund since 2022. Mr. Satoren previously was a Vice President and Controller at PennantPark, a Vice President at AQR Capital Management, LLC and a Manager at PricewaterhouseCoopers LLP. He earned a Bachelor of Science in Accounting from the University of Central Florida in 2010. Mr. Satoren is a Certified Public Accountant licensed to practice in Colorado and is a member of the American Institute of Certified Public Accountants.

Patrick Schafer. Mr. Schafer has served as Chief Investment Officer of the Company since July 1, 2021. Mr. Schafer has served as Chief Investment Officer of Portman Ridge Finance Corporation since April 2019. He joined BC Partners Credit in May 2018, having previously worked at Apollo Global Management. Mr. Schafer spent seven years at Apollo in the Opportunistic Credit group, most recently as a Managing Director in Direct Originations. Prior to Apollo, he spent three years at Deutsche Bank Securities in the Investment Banking Division.

Director Independence

In accordance with rules of The NASDAQ Stock Market LLC (“Nasdaq”), our board of directors annually determines each director’s independence. We do not consider a director independent unless the board of directors has determined that he or she has no material relationship with us. We monitor the relationships of our directors and officers through a questionnaire each director completes no less frequently than annually and updates periodically as information provided in the most recent questionnaire changes.

Our governance guidelines require any director who has previously been determined to be independent to inform the Chair of the board of directors, the Chair of the Nominating and Corporate Governance Committee and our corporate secretary of any change in circumstance that may cause his or her status as an independent director to change. The board of directors limits membership on the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee to independent directors.

In order to evaluate the materiality of any such relationship, the board of directors uses the definition of director independence set forth in the rules promulgated by Nasdaq. Rule 5605(a)(2) provides that a director of a business development company (“BDC”), shall be considered to be independent if he or she is not an “interested person” of the Company, as defined in Section 2(a)(19) of the 1940 Act (“Independent Directors”).

The board of directors has determined that each of the directors of the Company is an Independent Director and has no relationship with us, except as a director and stockholder, with the exception of Ted Goldthorpe, due to his position as Chief Executive Officer and President of the Company.

Board Leadership Structure

Our board of directors monitors and performs an oversight role with respect to the business and affairs of the Company, including with respect to investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of service providers to the Company. Among other things, our board of directors approves the appointment of our investment adviser and officers, reviews and monitors the services and activities performed by our investment adviser and executive officers and approves the engagement, and reviews the performance of, our independent public accounting firm.

Under the Company’s bylaws, our board of directors may designate a Chair to preside over the meetings of the board of directors and meetings of the stockholders and to perform such other duties as may be assigned to him or her by the board. We do not have a fixed policy as to whether the Chair of the board should be an independent director and believe that we should maintain the flexibility to select the Chair and reorganize the leadership structure, from time to time, based on the criteria that is in the best interests of the Company and its stockholders at such times.

Mr. Goldthorpe serves as the Chair of our board of directors. Mr. Goldthorpe is an “interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act due to his position as Chief Executive Officer and President of the Company and his affiliation with the Adviser. We believe that Mr. Goldthorpe’s intimate knowledge of the business and operations of the Company and our portfolio, extensive familiarity with the financial industry and the investment management process in particular, and experience as a director of other organizations in particular qualify him to serve as the Chair of our board of directors. We believe that the Company is best served through this existing leadership structure, as Mr. Goldthorpe’s relationship with the Company’s investment adviser provides an effective bridge and encourages an open dialogue between management and the board of directors, ensuring that both groups act with a common purpose.

We are aware of the potential conflicts that may arise when an interested director is Chair of the board of directors, but believe these potential conflicts are offset by our strong corporate governance policies. Our corporate governance policies include regular meetings of the Independent Directors in executive session without the presence of the interested director and management, the establishment of Audit, Nominating and Corporate Governance and Compensation Committees comprised solely of Independent Directors and the appointment of a Chief Compliance Officer, with whom the Independent Directors meet regularly without the presence of the interested director and other members of management, for administering our compliance policies and procedures.

We recognize that different board leadership structures are appropriate for companies in different situations. We intend to re-examine our corporate governance policies on an ongoing basis to ensure that they continue to meet the Company’s needs.

Board’s Role in Risk Oversight

Our board of directors performs its risk oversight function primarily through (1) its three standing committees, which report to the entire board of directors and are comprised solely of Independent Directors, and (2) active monitoring by our Chief Compliance Officer and our compliance policies and procedures.

As described below in more detail under “Committees of the Board of Directors,” the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee assist the board of directors in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities include overseeing the Company’s accounting and financial reporting processes, the Company’s systems of internal controls regarding finance and accounting, the Company’s valuation process, and audits of the Company’s financial statements. The Nominating and Corporate Governance Committee’s risk oversight responsibilities include selecting, researching and nominating directors for election by our stockholders, developing and recommending to the board of directors a set of corporate governance principles and overseeing the evaluation of the board of directors and our management. The Compensation Committee’s risk oversight responsibilities include reviewing and recommending to our board of directors for approval the Advisory Agreement and the Administration Agreement, and, to the extent that we compensate our executive officers directly in the future, reviewing and evaluating the compensation of our executive officers and making recommendations to the board of directors regarding such compensation.

Our board of directors also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. The board of directors will annually review a written report from the Chief Compliance Officer discussing the adequacy and effectiveness of the compliance policies and procedures of the Company and its service providers. The Chief Compliance Officer’s annual report will address, at a minimum, (a) the operation of the compliance policies and procedures of the Company and its service providers since the last report; (b) any material changes to such policies and procedures since the last report; (c) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review; and (d) any compliance matter that has occurred since the date of the last report about which the board of directors would reasonably need to know to oversee our compliance activities and risks. In addition, the Chief Compliance Officer will meet separately in executive session with the Independent Directors at least once each year.

We believe that our board of directors’ role in risk oversight is effective, and appropriate given the extensive regulation to which we are already subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, our ability to incur indebtedness is limited such that our asset coverage (i.e., the ratio of our total assets to our debt) must equal at least 150% immediately after each time we incur indebtedness, we generally cannot invest in assets that are not “qualifying assets” unless at least 70% of our gross assets consist of “qualifying assets” immediately prior to such investment, and we are not generally permitted to invest, subject to certain exceptions, in any portfolio company in which one of our affiliates currently has an investment.

We recognize that different board roles in risk oversight are appropriate for companies in different situations. We intend to re-examine the manners in which the board of directors administers its oversight function on an ongoing basis to ensure that they continue to meet the Company’s needs.

Committees of the Board of Directors

An Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee have been established by our board of directors.

Audit Committee

The Board has an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 (the “Exchange Act”) comprised solely of independent directors under Nasdaq listing standards and for purposes of Rule 10A-3 under the Exchange Act. The Company’s Audit Committee is responsible for selecting, engaging and discharging the Company’s independent accountants, reviewing the plans, scope and results of the audit engagement with its independent accountants, approving professional services provided by its independent accountants (including compensation thereof), reviewing the independence of its independent accountants and reviewing the adequacy of its internal control over financial reporting, as well as establishing guidelines and making recommendations to its Board regarding the valuation of its loans and investments. The Audit Committee Charter can be found in the “Governance Documents” section of the Company website at www.loganridgefinance.com.

The current members of the Company’s Audit Committee are Messrs. Duka, Grunebaum and Warshauer and Ms. Chou, each of whom is not an interested person of the Company as defined in the 1940 Act. Mr. Warshauer serves as the Chair of the Audit Committee. The Company’s Board has determined that Messrs. Grunebaum and Warshauer each is an “audit committee financial expert” as defined under SEC rules.

Nominating and Corporate Governance Committee

The Company’s Nominating and Corporate Governance Committee is responsible for determining criteria for service on the Board, identifying, researching and nominating directors for election by its stockholders, selecting nominees to fill vacancies on such Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the self-evaluation of the Board and its committees and evaluation of management. The Nominating and Corporate Governance Committee Charter can be found in the “Governance Documents” section of the Company website at www.loganridgefinance.com.

The members of the Company’s Nominating and Corporate Governance Committee are Messrs. Duka, Grunebaum and Warshauer and Ms. Chou, each of whom is not an interested person (as defined in the 1940 Act) of the Company and is independent for purposes of the Nasdaq listing rules. Mr. Grunebaum serves as the Chair of the Nominating and Corporate Governance Committee.

The Company’s Nominating and Corporate Governance Committee considers qualified director nominees recommended by stockholders of the Company when such recommendations are submitted in accordance with the Company’s bylaws and any other applicable law, rule or regulation regarding director nominations. Stockholders of the Company may submit candidates for nomination for the Board by writing to: Board of Directors, Logan Ridge Finance Corporation. When submitting a nomination for consideration, a stockholder must provide certain information about each person whom the stockholder proposes to nominate for election as a director, including: (i) the name, age, business address and residence address of the person; (ii) the principal occupation or employment of the person; (iii) the class or series and number of shares of Company common stock owned beneficially or of record by the person; and the date such shares were acquired and the investment intent of such acquisition; (iv) whether such stockholder believes the individual is an “interested person” of the Company, as defined in the 1940 Act and (v) any other information relating to the person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Exchange Act, and the rules and regulations promulgated thereunder. Such notice must be accompanied by the proposed nominee’s written consent to be named as a nominee and to serve as a director if elected. The Company has not received any recommendations from stockholders requesting consideration of a candidate for inclusion among the Nominating and Corporate Governance Committee’s slate of nominees in this proxy statement.

In evaluating director nominees, the Company’s Nominating and Corporate Governance Committee considers the following factors:

•	availability and commitment of a candidate to attend meetings and to perform his or her responsibilities on the Board;

•	relevant business and related industry experience; educational background; financial expertise;

•	experience with corporate governance matters; an assessment of the candidate’s ability, judgment and expertise;

•	overall diversity of the composition of the Board;

•	the percentage of the Board represented by Independent Directors and whether a candidate would qualify as an Independent Director; and

•	such other factors as the Nominating and Corporate Governance Committee deems appropriate.

The Company’s Nominating and Corporate Governance Committee’s goal is to assemble a Board that brings it a variety of perspectives and skills derived from high quality business and professional experience.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Company’s Nominating and Corporate Governance Committee may also consider such other factors as it may deem are in the Company’s best interests and those of its stockholders. The Company’s Nominating and Corporate Governance Committee does not assign specific weights to particular criteria, and no particular criterion is necessarily applicable to all prospective nominees. The Company believes that the backgrounds and qualifications of the directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities. The Board does not have a specific diversity policy, but considers diversity of race, religion, national origin, gender, sexual orientation, disability, cultural background and professional experiences in evaluating candidates for Board membership.

The Company’s Nominating and Corporate Governance Committee identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to the applicable business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective. If any member of the Board does not wish to continue in service or if the Nominating and Corporate Governance Committee and the Board decide not to re-nominate a member for re-election or the Board decides to add a new director to the Board, the Nominating and Corporate Governance Committee would identify the desired skills and experience of a new nominee in light of the criteria above. Current members of the Company’s Nominating and Corporate Governance Committee and Board would review and discuss, for nomination, the individuals meeting the criteria of the Nominating and Corporate Governance Committee. Research may also be performed to identify qualified individuals. The Nominating and Corporate Governance Committee of the Company has not, but may choose to, engage an independent consultant or other third party to identify or evaluate or assist in identifying potential nominees to the Company’s Board.

Compensation Committee
The Board has established a Compensation Committee. The Compensation Committee is currently composed of Messrs. Duka, Grunebaum and Warshauer and Ms. Chou. Mr. Duka serves as Chair of the Compensation Committee. The Board has determined that each member of the Compensation Committee is not an interested person of the Company as defined in the 1940 Act. Members of the Compensation Committee are also independent for purposes of the Nasdaq listing rules. Currently none of the Company’s executive officers is compensated by the Company and, as a result, the Compensation Committee does produce and/or review a report on executive compensation practices. The Compensation Committee Charter, as approved by the Board, can be found in the Corporate Governance section of the Company website at www.loganridgefinance.com.
The Company’s Compensation Committee is currently responsible for reviewing and approving the reimbursement by the Company of the allocable portion of the compensation of its chief financial officer and chief compliance officer and their respective staffs and other non-investment
professionals at the Investment Adviser that perform duties for the Company. In accordance with its Charter, the Compensation Committee may delegate its authority to a subcommittee.
Communication with the Board of Directors
Stockholders with questions about the Company are encouraged to contact the Company’s investor relations department. However, if stockholders believe that their questions have not been addressed, they may communicate with the Company’s board of directors by sending their communications to Logan Ridge Finance Corporation, c/o Brandon Satoren, Corporate Secretary, 650 Madison Avenue, 3rd Floor, New York, NY 10022. All stockholder communications received in this manner will be delivered to one or more members of the board of directors.
Insider Trading Policies and Procedures
The Company has adopted an Insider Trading Policy, which, among other things, governs the purchase, sale, and/or other disposition of the Company’s securities by the Company’s directors and officers, and which the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with all applicable insider trading laws, rules and regulations.
Hedging Transactions
Our Statement of Policy on Insider Trading prohibits directors, executive officers and employees from purchasing certain financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds). Our Statement of Policy on Insider Trading does not expressly prohibit engaging in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our equity securities, but strongly discourages such transactions. Additionally, our Statement of Policy on Insider Trading requires that directors, officers and employees first obtain pre-clearance
from our Chief Compliance Officer before entering into any hedging transaction involving the Company’s securities.
Code of Ethics
The Company has adopted a code of ethics (as defined in Item 406(b) of Regulation
S-K),
which applies to, among others, its senior officers, including its Chief Executive Officer and its Chief Financial Officer/Chief Accounting Officer, as well as every officer, director and employee of the Company. The Company’s code of ethics can be accessed under the Corporate Governance section of the Company’s website at www.loganridgefinance.com. The Company intends to disclose amendments to or waivers from a required provision of the code on Form
8-K.
Dollar Range of Equity Securities Beneficially Owned by Directors
The following table sets forth, as of April 23, 2025, the dollar range of our equity securities that is beneficially owned by each of the current directors of the Company.

Name of Director	Dollar Range of Equity Securities in the Company (1)(2)	Aggregate Dollar Range of Equity Securities in All Funds Overseen or to be Overseen by Director or Nominee in Family of Investment Companies (1)(2)
Interested Director
Ted Goldthorpe	None	> $	100,000
Independent Directors
Alexander Duka	None	> $	100,000
George Grunebaum	None	> $	100,000
Jennifer Kwon Chou	None	> $	100,000
Robert Warshauer	None	> $	100,000

(1)	Dollar ranges are as follows: None, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or Over $100,000.
(2)
The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock of $18.00 on April 23, 2025 on the Nasdaq Global Select Market. Beneficial ownership has been determined in accordance with Rule
16a-1(a)(2)
of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION
Compensation of Executive Officers
None of our officers receives direct compensation from the Company. Our executive officers will be paid by our Administrator, subject to reimbursement by us of our allocable portion of such compensation for services rendered by such persons to the Company under the Administration Agreement. To the extent that our Administrator outsources any of its functions, we will reimburse our Administrator for the fees associated with such functions without profit or benefit to our Administrator.
Compensation of Directors
The following table sets forth compensation of the Company’s directors, for the year ended December 31, 2024.

Name	Fees Earned Or Paid in Cash (1)(2)		Total Compensation from Company and Fund Complex Paid to Directors
Interested Directors
Ted Goldthorpe	$	None	$	None
Independent Directors
Alexander Duka		$145,000		$343,000
George Grunebaum		$145,000		$330,500
Jennifer Kwon Chou		$135,000		$231,250
Robert Warshauer		$150,000		$341,750

(1)	For a discussion of the Independent Directors’ compensation, see below.
(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.
Board Fees
Our Independent Directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket
expenses incurred in connection with attending each board meeting, and also receive $5,000 plus reimbursement of reasonable out-of-pocket
expenses incurred in connection with attending each committee meeting. In addition, the Chair of the Audit Committee receives an annual fee of $10,000 and each Chair of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. No compensation is paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.
Policies and Practices Related to the Timing of Equity Award
s
We do not grant stock options or other equity awards, and accordingly, we have no policy, program, practice, or plan pertaining to the timing of stock option grants with respect to the release of material non-public
information. Furthermore, given that we do not directly compensate our executive officers, we also have not timed the release of material non-public
information for the purpose of affecting the value of executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 23, 2025, beneficial ownership information as to each class of equity securities of the Company, beneficially owned by all directors, and each of the named executive officers, along with each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the directors and executive officers of the Company as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon reports filed by such persons with the SEC and other information obtained from such persons, if available.

Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our address is 650 Madison Avenue, 3rd Floor, New York, NY 10022.

Name and Address	Type of Ownership	Number of Shares Beneficially Owned(1)	Percentage of Class(2)
Interested Director
Ted Goldthorpe	—	—	—
Independent Directors
Alexander Duka	—	—	—
George Grunebaum	—	—	—
Jennifer Kwon Chou	—	—	—
Robert Warshauer	—	—	—
Executive Officers Who are not Directors
Brandon Satoren	Record/Beneficial	35	*
Patrick Schafer	Record/Beneficial	1,108.97	*
David Held	—	—	—
Executive Officers and Directors as a Group (8 persons)(6)	N/A	1,143.197	*
5% Holders
Charles Frischer(3)	Record/Beneficial	247,973	9.34%
Phillip Goldstein(4)	Record/Beneficial	280,269	10.55%
Andrew Dakos(4)	Record/Beneficial	240,279	9.05%
Punch & Associates Investment Management, Inc. (5)	Record/Beneficial	232,875	8.77%
Bulldog Investors, LLP(4)	Record/Beneficial	242,779	9.14%

*	Represents less than one percent.
(1)

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Assumes no other purchases or sales of our common stock since the most recently available SEC filings. This assumption has been made under the rules and regulations of the SEC and does not reflect any knowledge that we have with regard to the present intent of the beneficial owners of our common stock listed in this table. Any fractional shares owned directly or beneficially have been rounded down for purposes of this table.

(2)	Based on a total of 2,655,973 shares of our common stock issued and outstanding on April 23, 2025.
(3)	Based upon information obtained from the Schedule 13D/A filed with the SEC on December 16, 2024. The address of Charles Frischer is 3156 East Laurelhurst Drive, Seattle, WA, 98105.
(4)

Based upon information disclosed in the Schedule 13G/A filed by Bulldog Investors, LLP, Messrs. Goldstein and Dakos with the SEC on April 3, 2025. Each of Bulldog Investors, LLP and Mr. Dakos have shared voting and dispositive power over 240,279 shares. Each of Bulldog Investors, LLP and Mr. Goldstein has sole voting and dispositive power over 2,500 shares. Mr. Goldstein has shared voting and dispositive over 277,769.00 shares. Additionally, clients of Bulldog Investors, LLP, and other accounts for which Messrs. Dakos and Goldstein are deemed to be the beneficial owners, are entitled to receive dividends and sales proceeds. The address of their principal place of business and principal office is 250 Pehle Ave. Suite 708, Saddle Brook, NJ, 07663.

(5)

Based upon information disclosed in the Schedule 13D filed by Punch & Associates Investment Management, Inc. with the SEC on November 9, 2023. The address is 7701 France Avenue South, Edina, Minnesota 55435.

(6)	The business address of the directors and executive officers is c/o Logan Ridge Finance Corporation, 650 Madison Avenue, 3rd Floor, New York, NY 10022.

The following table sets forth the dollar range of limited partnership interests in other private funds advised by and beneficially owned by any of our independent directors and his or her immediate family as of December 31, 2024.

Name of Director	Name of Owners	Name of Investment	Title of Class	Value of Securities	Percent of Class
Alexander Duka	Alexander Duka and Barbara Duka (spouse)	BCP Special Opportunities Fund I LP	Limited Partnership	>$100,000	0.5%
Alexander Duka	Alexander Duka and Barbara Duka (spouse)	Portman Ridge Finance Corporation	Common Stock	$10,001 – $50,000
Alexander Duka	Alexander Duka	BC Partners Fund XI	Limited Partnership	>$100,000	0.0025%
Alexander Duka	Alexander Duka and Barbara Duka (spouse)	BC Partners Lending Corporation	Common Stock	>$100,000
George Grunebaum	George Grunebaum	BC Partners Lending Corporation	Common Stock	>$100,000
Robert Warshauer	Robert Warshauer	BCP Special Opportunities Fund I LP	Limited Partnership	$50,001 –$100,000
Robert Warshauer	Robert Warshauer	BC Partners Lending Corporation	Common Stock	>$100,000
Robert Warshauer	Robert Warshauer	Portman Ridge Finance Corporation	Common Stock	$10,001 – $50,000

(1)	Dollar ranges are as follows: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or >$100,000.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions

The Company’s executive officers, directors and certain members of Mount Logan serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by BC Partners or its affiliates. Almost all of the executive officers of the Company serve in similar capacities for other investment companies managed by the Investment Adviser or its affiliates, and the independent directors of these other investment companies serve as independent directors of the Company. BC Partners and its affiliates also manage and sub-advise private investment funds and accounts, and may manage other such funds and accounts in the future, which have investment mandates that are similar, in whole and in part, with the Company. Therefore, there may be certain investment opportunities that satisfy the investment criteria for both the Company and these other investment companies as well as private investment funds and accounts advised or sub-advised by BC Partners and its affiliates. Accordingly, the Investment Adviser and its affiliates may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the personnel of BC Partners may face conflicts of interest in the allocation of investment opportunities to the Company and such other funds and accounts.

The Company may invest alongside funds and accounts managed or sub-advised by the Investment Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, the Company may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting the Company and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the Investment Adviser, acting on behalf of the Company and on behalf of other clients, negotiates no term other than price or terms related to price.

In addition, on October 23, 2018, the SEC issued an order granting BC Partners’ application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, among the funds managed by the Adviser or its affiliates, including BCP Special Opportunities Fund I LP, BCP Special Opportunities Fund II LP, and any future funds that are advised by the Adviser or its affiliated investment advisers. Under the terms of the exemptive order, which applies to the Company, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching with respect of the Company or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by the board.

Although the Investment Adviser will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its common stockholders could be adversely affected to the extent investment opportunities are allocated among the Company and other investment vehicles managed or sponsored by, or affiliated with, its executive officers, directors and members of the Adviser. The Company might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other entities managed by the Adviser and their affiliates. The Adviser is committed to treating all clients fairly and equitably such that none receive preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds or accounts receive allocations where others do not.

Pursuant to the Advisory Agreement, the Adviser’s liability is limited and the Company is required to indemnify the Investment Adviser against certain liabilities. This may lead the Investment Adviser to act in a riskier manner in performing its duties and obligations under the Advisory Agreement than it would if it were acting for its own account, and creates a potential conflict of interest.

Pursuant to the Administration Agreement, the Administrator furnishes the Company with the facilities, including its principal executive office, and administrative services necessary to conduct its day-to-day operations. The Company pays the Administrator its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including, without limitation, a portion of the rent at market rates and compensation of the Company’s chief financial officer, chief compliance officer, their respective staffs and other non-investment professionals that perform duties for the Company.

Statement of Policy Regarding Transactions with Related Persons

The Board conducts quarterly reviews of any potential related party transactions with affiliated parties, including related persons (as such term is defined in Item 404 of Regulation S-K) and, during these reviews, it also considers any conflicts of interest brought to its attention pursuant to the Company’s written compliance policies and procedures. The Independent Directors are required to review, approve or ratify any transactions with related persons.

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

Director Independence

For information regarding the independence of our directors, see “Item 10. Directors, Executive Officers and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor’s Fees

Deloitte & Touche LLP, New York, New York, was selected by the Audit Committee to serve as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2024 and 2023. The following table presents fees for professional services rendered by Deloitte for the fiscal years ended December 31, 2024 and 2023, respectively. Amounts are disclosed in thousands.

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023
Audit Fees	$569.1	$574.8
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees:	$569.1	$574.8

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and quarterly reviews and services that are normally provided by Deloitte in connection with statutory and regulatory filings.

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

Pre-Approval Policy

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description of Document

2.1

Agreement and Plan of Merger by and among Portman Ridge Finance Corporation, Logan Ridge Finance Corporation, Portman Ridge Merger Sub, Inc., Mount Logan Management LLC (for the limited purposes set forth therein) and Sierra Crest Investment Management LLC (for the limited purposes set forth therein), dated as of January 29, 2025.(1)

3.1	Articles of Amendment and Restatement(2)

3.2	Articles of Amendment(3)

3.3	Certificate of Limited Partnership of CapitalSouth Partners Fund II Limited Partnership(4)

3.4	Certificate of Limited Partnership of CapitalSouth Fund III, L.P. (f/k/a CapitalSouth Partners SBIC Fund III, L.P.)(4)

3.5	Bylaws(2)

3.6	Form of Amended and Restated Limited Partnership Agreement of CapitalSouth Partners Fund II Limited Partnership(5)

3.7	Form of Amended and Restated Agreement of Limited Partnership of CapitalSouth Fund III, L.P. (f/k/a CapitalSouth Partners SBIC Fund III, L.P.)(5)

4.1	Form of Common Stock Certificate(2)

4.2	Form of Base Indenture(6)

4.3	Fourth Supplemental Indenture relating to the 5.25% notes due 2026, by and between the Registrant and U.S. Bank National Association, as trustee, including the form of Global Note(7)

4.4	Description of Securities(8)

10.1	Dividend Reinvestment Plan(2)

10.2	Investment Advisory Agreement by and between Registrant and Mount Logan Management, LLC(9)

10.3	Form of Custodian Agreement(2)

10.4	Administration Agreement by and between Registrant and BC Partners Management LLC.(9)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(2)

10.6	Note Purchase Agreement, dated as of April 1, 2022, by and among Logan Ridge Finance Corporation and the Purchasers (as defined therein)(10)

10.7	Fourth Amendment to Revolving Credit and Security Agreement, dated as of August 21, 2024, among Capitala Business Lending, LLC, as the borrower, Mount Logan Management, LLC, as the collateral manager, the lenders from to time to time party thereto, KeyBank National Association, as the administrative agent, and U.S. Bank National Association, as the custodian (with conformed agreement attached thereto)(11)

19.1	Insider Trading Policy(12)

21.1	List of Subsidiaries(12)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(12)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(12)

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002(12)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002(12)

97.1	Clawback Policy(13)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents (filed herewith)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith)

(1)	Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 8-K filed on February 4, 2025.
(2)	Previously filed in connection with the Pre-Effective Amendment No. 1 to Logan Ridge Finance Corporation’s registration statement on Form N-2 (File No. 333-188956) filed on September 9, 2013.
(3)	Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 8-K filed on August 4, 2020.
(4)	Previously filed in connection with Pre-Effective Amendment No. 2 to Logan Ridge Finance Corporation’s registration statement on Form N-2 (File No. 333-188956) filed on September 17, 2013.
(5)	Previously filed in connection with Pre-Effective Amendment No. 5 to Logan Ridge Finance Corporation’s registration statement on Form N-2 (File No. 333-188956) filed on September 24, 2013.
(6)	Previously filed in connection with Pre-Effective Amendment No. 2 to Logan Ridge Finance Corporation’s registration statement on Form N-2 (File No. 333-193374) filed on May 21, 2014.
(7)	Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 8-K filed on November 1, 2021.
(8)	Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 10-K filed on March 2, 2020.
(9)	Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 8-K filed on July 1, 2021.
(10)	Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 8-K filed on April 6, 2022.
(11)	Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 8-K filed on August 22, 2024.
(12)	Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 10-K filed on March 13, 2025.
(13)	Previously filed in connection with Logan Ridge Finance Corporation’s report on Form 10-K filed on March 26, 2024.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2025	Logan Ridge Finance Corporation

	By	/s/ Ted Goldthorpe
Ted Goldthorpe
Chief Executive Officer and President
(Principal Executive Officer)

Date: April 29, 2025	By	/s/ Brandon Satoren
Brandon Satoren
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)