Form 10-Q
period 2025-03-31
Logan Ridge Finance Corp.
filed 2025-05-08
CIK 1571329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

The number of shares of Logan Ridge Finance Corporation’s common stock, $0.01 par value, outstanding as of May 2, 2025 was 2,655,973.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of March 31, 2025	As of December 31, 2024
	(unaudited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $162,447 and $152,393, respectively)	$143,121	$138,079
Affiliate investments (amortized cost of $35,063 and $39,039, respectively)	26,492	34,211
Total investments at fair value (amortized cost of $197,510 and $191,432, respectively)	169,613	172,290
Cash and cash equivalents	5,073	15,015
Interest and dividend receivable	1,572	1,404
Prepaid expenses	4,061	2,543
Receivable for unsettled trades	—	1,082
Other assets	343	335
Total assets	$180,662	$192,669
LIABILITIES
2026 Notes (net of deferred financing costs and original issue discount of $602 and $694, respectively)	$49,398	$49,306
2032 Convertible Notes (net of deferred financing costs and original issue discount of $283 and $439, respectively)	4,717	7,061
KeyBank Credit Facility (net of deferred financing costs of $1,092 and $1,147, respectively)	42,369	47,607
Management and incentive fees payable	805	834
Interest and financing fees payable	1,541	942
Accounts payable and accrued expenses	3,057	1,820
Total liabilities	$101,887	$107,570
Commitments and contingencies (Note 2)
NET ASSETS
Common stock, par value $0.01, 100,000,000 shares of common stock authorized, 2,655,973 and 2,655,898 shares of common stock issued and outstanding, respectively	$27	$27
Capital in excess of par value	188,860	188,858
Total distributable loss	(110,112)	(103,786)
Total net assets	$78,775	$85,099
Total liabilities and net assets	$180,662	$192,669
Net asset value per share	$29.66	$32.04

See accompanying notes to consolidated financial statements

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2025	2024
INVESTMENT INCOME
Interest income:
Non-control/non-affiliate investments	$3,699	$4,633
Affiliate investments	207	—
Total interest income	3,906	4,633
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	432	336
Affiliate investments	115	17
Total payment-in-kind interest and dividend income	547	353
Dividend income:
Affiliate investments	143	17
Total dividend income	143	17
Other income:
Non-control/non-affiliate investments	35	—
Total other income	35	—
Total investment income	4,631	5,003
EXPENSES
Interest and financing expenses	1,813	2,007
Base management fee	805	893
Directors' expense	116	150
Administrative service fees	272	201
General and administrative expenses	697	805
Total expenses	3,703	4,056
NET INVESTMENT INCOME	928	947
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on investments:
Non-control/non-affiliate investments	70	287
Affiliate investments	2,533	—
Net realized gain (loss) on investments	2,603	287
Net change in unrealized appreciation (depreciation) on investments:
Non-control/non-affiliate investments	(5,012)	(3,904)
Affiliate investments	(3,743)	4,579
Net change in unrealized appreciation (depreciation) on investments	(8,755)	675
Total net realized and change in unrealized gain (loss) on investments	(6,152)	962
Net realized loss on extinguishment of debt	(146)	(58)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(5,370)	$1,851
NET INCREASE (DECREASE) IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – BASIC (SEE NOTE 9)	$(2.02)	$0.69
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – BASIC (SEE NOTE 9)	2,655,899	2,678,342
NET INCREASE (DECREASE) IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS – DILUTED (SEE NOTE 9)	$(2.02)	$0.65
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING – DILUTED (SEE NOTE 9)	2,655,899	3,195,740
DISTRIBUTIONS PAID PER SHARE	$0.36	$0.32

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share data)

(unaudited)

	Common Stock		Additional	Total
	Number of		Paid in	Distributable
For the Three Months Ended March 31, 2025 and 2024	Shares	Par Value	Capital	Loss	Total
December 31, 2024	2,655,898	$27	$188,858	$(103,786)	$85,099
Net investment income	—	—	—	928	928
Net realized gain on investments	—	—	—	2,603	2,603
Net realized loss on extinguishment of debt	—	—	—	(146)	(146)
Net change in unrealized depreciation on investments	—	—	—	(8,755)	(8,755)
Stock issued under dividend reinvestment plan	75	—	2	—	2
Distributions declared	—	—	—	(956)	(956)
BALANCE, March 31, 2025	2,655,973	$27	$188,860	$(110,112)	$78,775

December 31, 2023	2,674,698	$27	$188,405	$(99,257)	$89,175
Net investment income	—	—	—	947	947
Net realized gain on investments	—	—	—	287	287
Net realized loss on extinguishment of debt	—		—	(58)	(58)
Net change in unrealized appreciation on investments	—	—	—	675	675
Issuance of common stock in debt conversion	22,105		496	—	496
Repurchase of common stock	(20,867)	—	(471)	—	(471)
Distributions declared	—	—	—	(856)	(856)
BALANCE, March 31, 2024	2,675,936	$27	$188,430	$(98,262)	$90,195

See accompanying notes to consolidated financial statements.

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(5,370)	$1,851
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(15,081)	(9,839)
Repayments and sales of investments	12,380	949
Net realized (gain) loss on investments	(2,603)	(287)
Net realized loss on extinguishment of debt	146	58
Net change in unrealized (appreciation) depreciation on investments	8,755	(675)
Payment-in-kind interest and dividends	(509)	(353)
Accretion of original issue discount on investments	(265)	(259)
Amortization of deferred financing fees and original issue discount	163	202
Changes in assets and liabilities:
Interest and dividend receivable	(168)	(491)
Prepaid expenses	(1,518)	150
Receivable for unsettled trades	1,082	(167)
Other assets	(8)	(17)
Management and incentive fees payable	(29)	24
Interest and financing fees payable	599	492
Payable for unsettled trades	—	812
Accounts payable and accrued expenses	1,237	456
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,189)	(7,094)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of 2032 Convertible Notes	(2,500)	(500)
Borrowings under KeyBank Credit Facility	11,000	13,400
Repayments under KeyBank Credit Facility	(16,292)	(37)
Distributions paid to shareholders	(954)	(856)
Repurchase of common stock	—	(471)
Deferred financing fees paid	(7)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(8,753)	11,536
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,942)	4,442
CASH AND CASH EQUIVALENTS, beginning of period	15,015	3,893
CASH AND CASH EQUIVALENTS, end of period	$5,073	$8,335
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,042	$1,302
Cash paid for taxes	$(3)	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock on our convertible debt	$—	$500
Distributions paid through dividend reinvestment plan share issuances	$2	$—

See accompanying notes to consolidated financial statements

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(in thousands, except for units/shares)

March 31, 2025

(unaudited)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies - 181.7%
First Lien/Senior Secured Debt - 133.0%
Accordion Partners LLC	Industrials	9.55%	SOFR + 5.25%	0.75%	11/17/2031	2,634	$2,620	$2,634	(12)(16)
Accordion Partners LLC (Revolver)	Industrials	—	SOFR + 5.25%	0.75%	11/17/2031	—	(4)	—	(12)(17)
Accurate Background, LLC	Information Technology	10.56%	SOFR + 6.00%	1.00%	03/26/2029	4,356	4,143	4,320	(16)
AIDC Intermediateco 2, LLC (Peak Technologies)	Information Technology	9.82%	SOFR + 5.50%	1.00%	07/22/2027	4,888	4,847	4,830	(16)
American Academy Holdings, LLC	Healthcare	14.19%	SOFR + 9.75%, 5.25% PIK	3.25%	06/30/2027	2,775	2,767	2,935	(16)
Astro Acquisition, LLC (Cooper Machinery Services)	Industrials	9.72%	SOFR + 5.50%	1.00%	12/13/2027	1,980	1,966	1,970	(16)
BetaNXT, Inc.	Financials	10.05%	SOFR + 5.75%	—	07/02/2029	2,334	2,211	2,244	(16)
BetaNXT, Inc. (Revolver)	Financials	8.80%	SOFR + 4.50%	—	07/01/2027	267	267	250	(12)
Bradshaw International, Inc.	Consumer Discretionary	10.17%	SOFR + 5.75%	1.00%	10/21/2027	490	484	486	(16)
Bradshaw International, Inc. (Revolver)	Consumer Discretionary	—	SOFR + 5.75%	1.00%	10/21/2026	—	(7)	(7)	(12)(17)
DataLink, LLC	Healthcare	11.69%	SOFR + 6.75%	1.00%	11/23/2026	5,581	5,581	3,949	(16)
Dentive, LLC	Healthcare	11.05%	SOFR + 6.75%	0.75%	12/26/2028	1,782	1,745	1,757	(16)
Dentive, LLC (Revolver)	Healthcare	11.05%	SOFR + 6.75%	0.75%	12/23/2028	150	146	147	(12)
Epic Staffing Group	Industrials	10.31%	SOFR + 6.00%	0.50%	06/28/2029	4,873	4,726	4,398	(16)
Florida Food Products, LLC	Consumer Staples	9.30%	SOFR + 5.00%	0.75%	10/18/2028	1,955	1,888	1,660	(16)
Fulcrum US Holdings, Inc. (Revolver)	Information Technology	13.50%	Prime + 6.00%	—	05/20/2025	4,000	4,000	4,000
GP Midco, LLC (Beauty by Imagination)	Consumer Staples	9.54%	SOFR + 5.25%	1.00%	11/01/2030	3,990	3,943	3,960	(16)
Hudson Hospital Opco, LLC	Healthcare	12.32%	SOFR + 8.00%	3.00%	11/04/2023	1,631	1,631	1,566	(16)
HUMC Opco, LLC	Healthcare	12.32%	SOFR + 8.00%	3.00%	11/04/2023	2,470	2,470	2,321	(16)
H.W. Lochner, Inc.	Industrials	10.69%	SOFR + 6.25%	1.00%	07/02/2027	2,541	2,494	2,541	(16)
IDC Infusion Services LLC	Healthcare	10.80%	SOFR + 6.50%	1.00%	07/07/2028	2,868	2,831	2,880	(12)(16)
Keg Logistics LLC	Consumer Discretionary	11.22%	SOFR + 6.75%	1.00%	11/23/2027	7,290	7,242	7,149	(16)
Keg Logistics LLC (Revolver)	Consumer Discretionary	10.54%	SOFR + 6.08%	1.00%	11/23/2027	872	866	855
Material Handling Systems, Inc.	Industrials	9.76%	SOFR + 5.50%	0.50%	06/08/2029	753	705	641	(16)
Money Transfer Acquisition Inc.	Financials	12.67%	SOFR + 8.25%	1.00%	12/14/2027	5,964	5,899	5,840	(16)
Morae Global Corporation	Information Technology	12.45%	SOFR + 8.00%	2.00%	10/26/2026	2,968	2,866	2,947	(16)
Morae Global Corporation (Revolver)	Information Technology	—	SOFR + 8.00%	2.00%	10/26/2026	—	(9)	(2)	(12)(17)
Neptune BidCo US Inc.	Communication Services	9.39%	SOFR + 5.00%	0.50%	04/11/2029	1,474	1,369	1,275	(16)
Newbury Franklin Industrials, LLC	Industrials	11.18%	SOFR + 7.00%	2.00%	12/11/2029	2,402	2,337	2,327	(12)(16)
Orthopaedic (ITC) Buyer, LLC	Healthcare	10.90%	SOFR + 6.50%	1.00%	07/31/2028	2,327	2,294	2,345	(16)
PhyNet Dermatology LLC	Healthcare	10.79%	SOFR + 6.50%	1.00%	10/20/2029	484	475	481	(12)(16)
PMA Parent Holdings LLC	Financials	9.55%	SOFR + 5.25%	0.75%	01/31/2031	1,401	1,382	1,382	(16)
PMA Parent Holdings LLC (Revolver)	Financials	—	SOFR + 5.25%	0.75%	01/31/2031	—	(1)	(1)	(12)(17)
Premier Imaging, LLC	Healthcare	10.56%	SOFR + 6.00%	1.00%	03/31/2026	2,913	2,908	2,564	(16)
RN Enterprises, LLC	Healthcare	9.55%	SOFR + 5.25%	0.75%	10/17/2031	2,404	2,377	2,377	(12)(16)
Sequoia Healthcare Management LLC	Healthcare Management	—	—	—	11/04/2023	11,935	11,935	480	(7)
South Street Securities Holdings, Inc.	Financials	9.00%	—	—	09/20/2027	450	413	386
Spark Buyer, LLC	Industrials	9.57%	SOFR + 5.25%	0.75%	10/15/2031	1,425	1,409	1,415	(12)(16)
STG Distribution, LLC (STG Logistics) (Second Out)	Industrials	11.92%	SOFR + 7.60%, 6.50% PIK	1.50%	10/03/2029	1,004	608	427	(16)
STG Distribution, LLC (STG Logistics) (Third Out)	Industrials	11.42%	SOFR + 7.10%, 6.00% PIK	1.50%	10/03/2029	752	256	96	(16)
Synamedia Americas Holdings, Inc.	Communication Services	10.80%	SOFR + 6.50%	1.00%	12/05/2028	7,110	7,090	7,078	(16)
Tactical Air Support, Inc.	Industrials	12.94%	SOFR + 8.50%	1.00%	12/22/2028	1,950	1,919	1,938	(16)
Taoglas Group Holdings Limited	Information Technology	11.55%	SOFR + 7.25%	1.00%	02/28/2029	2,308	2,263	2,273	(16)
Taoglas Group Holdings Limited (Revolver)	Information Technology	11.54%	SOFR + 7.25%	1.00%	02/28/2029	523	510	513	(12)(16)
VBC Spine Opco LLC (DxTx Pain and Spine LLC)	Healthcare	12.45%	SOFR + 8.00%	2.00%	06/14/2028	1,507	1,486	1,495	(12)(16)
VBC Spine Opco LLC (DxTx Pain and Spine LLC) (Revolver)	Healthcare	—	SOFR + 8.00%	2.00%	06/14/2028	—	(2)	(1)	(12)(17)
VTX Intermediate Holdings, Inc.	Information Technology	11.56%	SOFR + 7.00%, 1.00% PIK	2.00%	12/12/2029	5,135	5,087	5,091	(16)
Wealth Enhancement Group, LLC	Financials	9.30%	SOFR + 5.00%	1.00%	10/02/2028	4,551	4,538	4,552	(16)
Wealth Enhancement Group, LLC (Revolver)	Financials	—	SOFR + 5.00%	1.00%	10/02/2028	—	(1)	—	(12)(17)

Total First Lien/Senior Secured Debt							118,970	104,764
Second Lien/Senior Secured Debt - 10.5%
American Academy Holdings, LLC	Healthcare	14.50% PIK	—	—	03/01/2028	4,936	4,889	4,843
BLST Operating Company, LLC	Online Merchandise Retailer	12.94%	SOFR + 8.50%	1.50%	08/28/2025	1,202	1,202	1,149	(8)(16)
Ivanti Software, Inc.	Information Technology	11.82%	SOFR + 7.25%	0.50%	12/01/2028	3,000	2,992	1,422	(16)
VTX Intermediate Holdings, Inc.	Information Technology	12.50% PIK	—	—	12/12/2030	878	861	855
Total Second Lien/Senior Secured Debt							9,944	8,269
Subordinated Debt - 29.2%
DeltaDx Limited, LP (Money Transfer Acquisition Inc.)	Financials	15.00% PIK	—	—	06/14/2028	358	358	352
Eastport Holdings, LLC	Business Services	13.08%	SOFR + 8.50%	1.00%	09/29/2027	19,250	19,250	19,250	(16)
Lucky Bucks, LLC	Consumer Discretionary	—	—	—	05/29/2028	2,503	2,228	485	(7)
Tubular Textile Machinery, Inc.	Textile Equipment Manufacturer	5.00% PIK	—	—	10/29/2027	5,224	5,224	2,953
Total Subordinated Debt							27,060	23,040
Preferred Stock and Units - 2.1%
American Academy Holdings, LLC	Healthcare	—	—	—	—	102,261	—	176	(6)
MicroHoldco, LLC	General Industrial	—	—	—	—	740,237	749	740	(11)
Taylor Precision Products, Inc. - Series C	Household Product Manufacturer	—	—	—	—	379	758	758
VTX Holdings, LLC - Series C	Information Technology	—	—	—	—	441,252	—	13
Total Preferred Stock and Units							1,507	1,687

See accompanying notes to consolidated financial statements

LOGAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

(in thousands, except for units/shares)

March 31, 2025

(unaudited)

Investment (1), (2), (3), (4), (5)	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Common Stock and Membership Units - 6.8%
American Academy Holdings, LLC	Healthcare	—	—	—	—	0.05	—	313	(6)
Aperture Dodge 18 LLC	Financials	—	—	—	—	2,051,573	2,052	1,657
BLST Operating Company, LLC - Class A	Online Merchandise Retailer	—	—	—	—	217,013	286	888	(6)
DxTx Pain and Spine LLC	Healthcare	—	—	—	—	59,312	97	130	(6)
Freedom Electronics, LLC	Electronic Machine Repair	—	—	—	—	181,818	182	210	(6)
Lucky Bucks, LLC	Consumer Discretionary	—	—	—	—	50,066	742	515
Morae Global Corporation - Warrants	Information Technology	—	—	—	—	1	122	165
South Street Securities Holdings, Inc. - Warrants	Financials	—	—	—	—	567	65	63
Swift Aggregator LLC	Communication Services	—	—	—	—	1,363,451	1,420	1,420
Total Common Stock and Membership Units							4,966	5,361
Total Investments in Non-Control, Non-Affiliate Portfolio Companies							162,447	143,121
Investments in Affiliated Portfolio Companies - 33.6%^
First Lien/Senior Secured Debt - 12.5%
American Clinical Solutions	Healthcare	11.45%	SOFR + 7.00%, 4.45% PIK	1.00%	06/30/2025	6,415	6,414	3,888
MMI Holdings, LLC	Medical Device Distributor	—	—	—	06/28/2024	2,600	2,600	2,403	(7)
Riddell, Inc.	Consumer Discretionary	10.32%	SOFR + 6.00%	1.00%	03/29/2029	3,545	3,495	3,545	(12)(16)
Total First Lien/Senior Secured Debt							12,509	9,836
Second Lien/Senior Secured Debt - 1.1%
MMI Holdings, LLC	Medical Device Distributor	—	—	—	06/28/2024	400	400	341	(7)
V12 Holdings, Inc.	Data Processing & Digital Marketing	—	—	—	—	509	490	509	(11)
Total Second Lien/Senior Secured Debt							890	850
Collateralized Loan Obligations - 0.7%
JMP Credit Advisors CLO IV Ltd.	Financials	—	—	—	07/17/2029	7,891	1	263	(13)(15)
JMP Credit Advisors CLO V Ltd.	Financials	—	—	—	07/17/2030	7,320	308	309	(13)(15)
Total Collateralized Loan Obligations							309	572
Joint Ventures - 5.0%
Great Lakes Funding II LLC - Series A	Financials	—	—	—	—	4,119	4,119	3,948	(12)(15)
Total Joint Ventures							4,119	3,948
Preferred Stock and Units - 5.0%
American Clinical Solutions, LLC - Class A	Healthcare	—	—	—	—	19,664,483	3,198	—	(6)
EBSC Holdings LLC (Riddell, Inc.)	Consumer Discretionary	10.00% PIK	—	—	—	1,104	1,091	1,269	(14)
GreenPark Infrastructure, LLC - Series A	Industrials	—	—	—	—	400	200	200	(6)
MMI Holdings, LLC	Medical Device Distributor	—	—	—	—	1,000	1,998	1,000	(6)
RAM Payment, LLC	Financial Services	6.00% PIK	—	—	—	86,000	1,045	1,442	(14)
Total Preferred Stock and Units							7,532	3,911
Common Stock and Membership Units - 9.4%
Burgaflex Holdings, LLC - Class A	Automobile Part Manufacturer	—	—	—	—	1,253,198	1,504	3,514	(6)
Burgaflex Holdings, LLC - Class B	Automobile Part Manufacturer	—	—	—	—	1,085,073	362	2,442	(6)
GreenPark Infrastructure, LLC - Series M-1	Industrials	—	—	—	—	2,565	880	879	(6)
MMI Holdings, LLC	Medical Device Distributor	—	—	—	—	45	—	—	(6)
Sierra Hamilton Holdings Corporation	Oil & Gas Engineering and Consulting Services	—	—	—	—	27,396,364	6,958	540	(6)
Total Common Stock and Membership Units							9,704	7,375
Total Investments in Affiliated Portfolio Companies^							35,063	26,492
Total Investments - 215.3%							$197,510	$169,613

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

(+) Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to SOFR or alternate base rate (commonly known as the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. SOFR loans are typically indexed to 6 month, 3 month, or 1 month SOFR rates. As of March 31, 2025, rates for the 6 month, 3 month and 1 month SOFR are 4.22%, 4.29%, and 4.32%, respectively. As of March 31, 2025, P was 7.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2025.

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
(4)
Percentages are based on net assets as of March 31, 2025.
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
(12)
The Company has an unfunded loan or investment commitment to the portfolio company at March 31, 2025. (See Note 2).
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
(15)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2025, qualifying assets represent 97% of the Company’s total assets and non-qualifying assets represent 3% of the Company’s total assets.
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

(+) Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to SOFR, or alternate base rate at the borrower's option, which reset periodically based on the terms of the credit agreement. SOFR loans are typically indexed to 6 month, 3 month, or 1 month SOFR rates. As of December 31, 2024, rates for the 6 month, 3 month, and 1 month SOFR are 4.25%, 4.31% and 4.33%, respectively. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2024.

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

See accompanying notes to consolidated financial statements

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III, and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III, and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their small business investment company (“SBIC”) licenses, continued to hold their existing investments at the time of the IPO and have continued to make new investments. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share, resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (the “SBA-guaranteed debentures”) and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. Accordingly, as of March 31, 2025 and December 31, 2024, there were no SBA-guaranteed debentures outstanding.

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

March 31, 2025

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

The Company’s financial statements as of March 31, 2025 and December 31, 2024 and for the periods ended March 31, 2025 and 2024 are presented on a consolidated basis. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, including Fund II, Fund III, CBL, and the Taxable Subsidiaries. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2025.

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

March 31, 2025

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

March 31, 2025

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

Non-accrual investments: Management reviews all loans that become 90 days or more past due, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income and PIK interest on that loan for financial reporting purposes. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Non-accrual loans are returned to accrual status when the borrower’s financial condition improves such that management believes current interest and principal payments are expected to be collected. As of March 31, 2025, we had debt investments in three portfolio companies on non-accrual status with an aggregate amortized cost of $17.2 million and an aggregate fair value of $3.7 million, which represented 8.7% and 2.2% of the investment portfolio, respectively. As of December 31, 2024, we had debt investments in three portfolio companies on non-accrual status with aggregate amortized cost of $17.2 million and an aggregate fair value of $7.9 million, which represented 9.0% and 4.6% of the investment portfolio, respectively.

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Commitments and Contingencies

As of March 31, 2025 and December 31, 2024, the Company had the following unfunded commitments to existing portfolio companies (dollars in thousands):

Portfolio Company	Investment	March 31, 2025	December 31, 2024
Accordion Partners LLC (1)	First Lien/Senior Secured Debt	$438	$522
Accordion Partners LLC (Revolver)	First Lien/Senior Secured Debt	928	928
BetaNXT, Inc. (Revolver)	First Lien/Senior Secured Debt	186	263
Bradshaw International, Inc. (Revolver)	First Lien/Senior Secured Debt	922	922
Dentive, LLC (Revolver)	First Lien/Senior Secured Debt	37	93
Fortis Payment Systems, LLC(1)	First Lien/Senior Secured Debt	NA	221
Great Lakes Funding II LLC - Series A	Joint Venture	875	824
IDC Infusion Services, LLC(1)	First Lien/Senior Secured Debt	97	97
Morae Global Corporation (Revolver)	First Lien/Senior Secured Debt	292	292
Newbury Franklin Industrials, LLC(1)	First Lien/Senior Secured Debt	592	592
Orthopaedic (ITC) Buyer, LLC(1)	First Lien/Senior Secured Debt	NA	638
PhyNet Dermatology LLC(1)	First Lien/Senior Secured Debt	259	259
PMA Parent Holdings LLC (Revolver)	First Lien/Senior Secured Debt	99	99
Riddell, Inc.(1)	First Lien/Senior Secured Debt	364	364
RN Enterprises, LLC (1)	First Lien/Senior Secured Debt	758	758
Spark Buyer, LLC (1)	First Lien/Senior Secured Debt	571	571
Taoglas Group Holdings Limited (Revolver)	First Lien/Senior Secured Debt	122	35
VBC Spine Opco, LLC (DxTx Pain and Spine LLC)(1)	First Lien/Senior Secured Debt	285	285
VBC Spine Opco, LLC (DxTx Pain and Spine LLC) (Revolver)	First Lien/Senior Secured Debt	145	48
Wealth Enhancement Group, LLC (Revolver)	First Lien/Senior Secured Debt	438	438
Total Unfunded Commitments		$7,408	$8,249

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

In management’s opinion, no direct losses with respect to litigation contingencies were probable as of March 31, 2025 and December 31, 2024. Management is of the opinion that the ultimate resolution of such claims, if any, will not materially affect the Company’s business, financial position, results of operations, or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to litigation contingencies.

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

The tax years ended December 31, 2024, 2023, 2022 and 2021 remain subject to examination by U.S. federal, state, and local tax authorities. No material interest expense or penalties have been assessed for the three months ended March 31, 2025 and 2024. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

For U.S. federal income tax purposes, as of March 31, 2025, the aggregate net unrealized depreciation for all securities was $28.9 million. As of March 31, 2025, gross unrealized appreciation was $7.7 million and gross unrealized depreciation was $36.6 million. The aggregate cost of securities for U.S. federal income tax purposes was $198.5 million as of March 31, 2025. For U.S. federal income tax purposes, as of December 31, 2024, the aggregate net unrealized depreciation for all securities was $20.5 million. As of December 31, 2024, gross unrealized appreciation was $10.6 million and gross unrealized depreciation was $31.1 million. The aggregate cost of securities for U.S. federal income tax purposes was $192.8 million as of December 31, 2024.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of both March 31, 2025 and December 31, 2024, the Company recorded a net deferred tax asset of zero. For both the three months ended March 31, 2025 and 2024, the Company recorded a tax provision of zero. As of March 31, 2025 and December 31, 2024, the valuation allowance on the Company’s deferred tax asset was $3.9 million and $3.8 million, respectively. During the three months ended March 31, 2025, the Company recognized an increase in the valuation allowance of $0.1 million. During the three months ended March 31, 2024, the Company recognized an increase in the valuation allowance of $0.4 million.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s U.S. federal income tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of March 31, 2025 and December 31, 2024, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of March 31, 2025 and December 31, 2024. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

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

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment, the “Investment Management Segment”. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales or transfers of assets.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Recent Accounting Pronouncements

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

Note 3. Investments and Fair Value Measurements

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams, and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion, and other growth initiatives. The Company invests in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market and traditional middle-market companies. As of March 31, 2025, our portfolio consisted of investments in 59 portfolio companies with a fair value of approximately $169.6 million. As of December 31, 2024, our portfolio consisted of investments in 59 portfolio companies with a fair value of approximately $172.3 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of March 31, 2025 and December 31, 2024, none of the fair value of our first lien loans consisted of last-out loans.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the three months ended March 31, 2025, we made approximately $15.1 million of investments and had approximately $12.4 million in repayments and sales, resulting in deployment of approximately $2.7 million for the period. During the three months ended March 31, 2024, the Company made approximately $9.8 million of investments and had approximately $0.9 million in repayments and sales, resulting in net deployment of approximately $8.9 million for the period.

As of March 31, 2025, the Company’s Investment Adviser approved the fair value of the Company’s investment portfolio of approximately $169.6 million in good faith in accordance with the Company’s valuation procedures. The Company’s Investment Adviser approved the fair value of the Company’s investment portfolio as of March 31, 2025 with input from third-party valuation firms based on information known or knowable as of the valuation date, including trailing and forward looking data.

The composition of our investments as of March 31, 2025, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$131,479	66.5%	$114,600	67.6%
Second Lien Debt	10,834	5.5%	9,119	5.4%
Subordinated Debt	27,060	13.7%	23,040	13.6%
Collateralized Loan Obligations	309	0.2%	572	0.3%
Joint Venture	4,119	2.1%	3,948	2.3%
Equity	23,709	12.0%	18,334	10.8%
Total	$197,510	100.0%	$169,613	100.0%

The composition of our investments as of December 31, 2024, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$123,068	64.4%	$111,460	64.7%
Second Lien Debt	10,623	5.5%	9,051	5.3%
Subordinated Debt	26,996	14.1%	22,858	13.3%
Collateralized Loan Obligations	852	0.4%	940	0.5%
Joint Venture	4,170	2.2%	4,153	2.4%
Equity	25,723	13.4%	23,828	13.8%
Total	$191,432	100.0%	$172,290	100.0%

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

The following table shows the portfolio composition by industry grouping at fair value as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025		December 31, 2024
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$34,166	20.3%	$34,474	20.2%
Information Technology	26,427	15.6%	22,833	13.3%
Financials	21,245	12.5%	23,670	13.7%
Industrials	19,466	11.5%	17,865	10.4%
Business Services	19,250	11.3%	19,250	11.2%
Consumer Discretionary	14,297	8.4%	14,375	8.2%
Communication Services	9,773	5.8%	3,889	2.3%
Automobile Part Manufacturer	5,956	3.5%	6,453	3.7%
Consumer Staples	5,620	3.3%	5,626	3.3%
Medical Device Distributor	3,744	2.2%	3,923	2.3%
Textile Equipment Manufacturer	2,953	1.7%	2,771	1.6%
Online Merchandise Retailer	2,037	1.2%	1,923	1.1%
Financial Services	1,442	0.9%	1,974	1.1%
Household Product Manufacturer	758	0.4%	758	0.4%
General Industrial	740	0.4%	680	0.4%
Oil & Gas Engineering and Consulting Services	540	0.3%	527	0.3%
Data Processing & Digital Marketing	509	0.3%	508	0.3%
Healthcare Management	480	0.3%	4,529	2.6%
Electronic Machine Repair	210	0.1%	210	0.1%
Advertising & Marketing Services	—	—	6,052	3.5%
Total	$169,613	100.0%	$172,290	100.0%

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

The following table presents the fair value measurements of investments, by major class, as of March 31, 2025, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	NAV	Total
First Lien Debt	$—	$—	$114,600	$—	$114,600
Second Lien Debt	—	—	9,119	—	9,119
Subordinated Debt	—	—	23,040	—	23,040
Collateralized Loan Obligations	—	—	572	—	572
Joint Venture	—	—	—	3,948	3,948
Equity	—	—	18,334	—	18,334
Total	$—	$—	$165,665	$3,948	$169,613

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2025 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Collateralized Loan Obligations	Equity	Total
Balance as of January 1, 2025	$111,460	$9,051	$22,858	$940	$23,828	$168,137
Repayments/sales	(5,724)	—	—	(504)	(6,101)	(12,329)
Purchases	13,661	—	—	—	1,420	15,081
Payment-in-kind interest and dividends	194	206	64	—	45	509
Accretion of original issue discount	260	5	—	—	—	265
Net realized gain (loss) on investments	20	—	—	(39)	2,622	2,603
Net change in unrealized appreciation (depreciation) on investments	(5,271)	(143)	118	175	(3,480)	(8,601)
Balance as of March 31, 2025	$114,600	$9,119	$23,040	$572	$18,334	$165,665

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2024 (dollars in thousands):

	First Lien Debt	Second Lien Debt	Subordinated Debt	Collateralized Loan Obligations	Equity	Total
Balance as of January 1, 2024	$124,007	$7,918	$23,548	$1,600	$32,135	$189,208
Repayments/sales	(889)	—	—	(6)	—	(895)
Purchases	8,852	—	—	—	987	9,839
Payment-in-kind interest and dividends accrued	153	183	—	—	17	353
Accretion of original issue discount	147	5	—	107	—	259
Net realized gain (loss) on investments	287	—	—	—	—	287
Net change in unrealized appreciation (depreciation) on investments	(2,180)	202	(638)	(53)	3,344	675
Balance as of March 31, 2024	$130,377	$8,308	$22,910	$1,648	$36,483	$199,726

The net change in unrealized appreciation (depreciation) on investments held was $(6.1) million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively, and is included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of March 31, 2025 were as follows:

	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)(2)
First lien debt	$4.0	Market	Broker/Dealer Quotes	N/A
First lien debt	106.0	Income	Required Rate of Return	7.2% – 22.3% (11.4%)
First lien debt	3.9	Enterprise Market Value	Revenue Multiple	0.4x
First lien debt	0.1	Income	Stock Price Time to Exit (Years) Volatility	$892.0 1.8 49.0%
First lien debt	0.5	Liquidation	Litigation Proceeds Coverage	40.2%
Second lien debt	1.4	Market	Broker/Dealer Quotes	N/A
Second lien debt	7.7	Income	Required Rate of Return	1.9% – 25.2% (17.0%)
Subordinated debt	19.6	Income	Required Rate of Return	9.6% – 10.5% (9.6%)
Subordinated debt	0.5	Enterprise Market Value	Recovery Percentage	19.4%
Subordinated debt	3.0	Enterprise Market Value	Revenue Multiple	0.5x
Collateralized Loan Obligations	0.6	Income	Discount Margin	0.0%
Equity	0.2	Income	Required Rate of Return	17.6%
Equity	1.3	Income	Stock Price Time to Exit (Years) Volatility	$111.8 - $1,840.0 ($1,758.4) 2.0 - 3.3 (3.0) 35.0% - 54.5% (53.6%)
Equity	16.3	Enterprise Market Value and Asset(1)	EBITDA Multiple	2.3x – 17.8x (6.7x)
Equity	0.6	Enterprise Market Value	Revenue Multiple	0.3x – 2.7x (0.3x)
	$165.7

(1)
$3.3 million in equity was valued using the asset approach.
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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture at March 31, 2025 and December 31, 2024 was $3.9 million and $4.2 million, respectively. Fair value has been determined utilizing the net asset value as a practical expedient pursuant to U.S. GAAP. Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of March 31, 2025, the Company had an unfunded commitment to the Great Lakes II Joint Venture of $0.9 million.

Note 4. Transactions With Affiliated Companies

During the three months ended March 31, 2025, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

Company(4)	Type of Investment	Principal Amount	Amount of Interest, Fees or Dividends Credited to Income(1)	December 31, 2024 Fair Value	Gross Additions(2)	Gross Reductions(3)	Realized Gain/(Loss)	Unrealized Appreciation (Depreciation)	March 31, 2025 Fair Value
Affiliate investments
American Clinical Solutions, LLC	First Lien Debt (11.45% Cash (SOFR + 7.00%), 4.45% PIK, 1.00% Floor, Due 6/30/25)	6,415	$182	$3,845	$71	$—	$—	$(28)	$3,888
American Clinical Solutions, LLC	Preferred Stock - Class A (19,664,483 units)	—	—	—	—	—	—	—	—
			182	3,845	71	—	—	(28)	3,888
Burgaflex Holdings, LLC	Common Stock Class A (1,253,198 shares)	—	—	3,820	—	—	—	(306)	3,514
Burgaflex Holdings, LLC	Common Stock Class B (1,085,073 shares)	—	—	2,633	—	—	—	(191)	2,442
			—	6,453	—	—	—	(497)	5,956
GA Communications, Inc.	Series A-1 Preferred Stock (1,998 shares)	—	—	5,566	—	(5,564)	2,088	(2,090)	—
GA Communications, Inc.	Series B-1 Common Stock (200,000 shares)	—	—	486	—	(486)	484	(484)	—
			—	6,052	—	(6,050)	2,572	(2,574)	—
Great Lakes Funding II LLC	Series A	—	143	4,153	—	(51)	—	(154)	3,948
			143	4,153	—	(51)	—	(154)	3,948
GreenPark Infrastructure, LLC	Series A (400 units)	—	—	200	—	—	—	—	200
GreenPark Infrastructure, LLC	Series M-1 (2,565 units)	—	—	881	—	—	—	(2)	879
			—	1,081	—	—	—	(2)	1,079
JMP Credit Advisors CLO IV Ltd.	Collateralized Loan Obligations	7,891	—	311	—	(222)	—	174	263
JMP Credit Advisors CLO V Ltd.	Collateralized Loan Obligations	7,320	—	629	—	(282)	(39)	1	309
			—	940	—	(504)	(39)	175	572
MMI Holdings, LLC(6)	First Lien Debt (Due 6/28/24)	2,600	—	2,556	—	—	—	(153)	2,403
MMI Holdings, LLC(6)	Second Lien Debt ( Due 6/28/24)	400	—	367	—	—	—	(26)	341
MMI Holdings, LLC	Preferred Units (1,000 units)	—	—	1,000	—	—	—	—	1,000
			—	3,923	—	—	—	(179)	3,744
RAM Payment, LLC(5)	Preferred Units (86,000 units, 6.00% PIK Dividend)	—	17	1,974	17	—	—	(549)	1,442
			17	1,974	17	—	—	(549)	1,442
Riddell, Inc.	First Lien Debt (10.32% Cash (SOFR + 6.00%), 1.00% Floor, Due 3/29/29)	3,545	96	3,568	4	(23)	—	(4)	3,545
EBSC Holdings LLC (Riddell, Inc.)(5)	Preferred Units (1,104 units, 10.00% PIK)		27	1,187	27	—	—	55	1,269
			123	4,755	31	(23)	—	51	4,814
Sierra Hamilton Holdings Corporation	Common Stock (27,396,364 shares)	—	—	527	—	—	—	13	540
			—	527	—	—	—	13	540
V12 Holdings, Inc.	Second Lien Debt	509	—	508	—	—	—	1	509
			—	508	—	—	—	1	509
Total Affiliate investments			$465	$34,211	$119	$(6,628)	$2,533	$(3,743)	$26,492

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

(6)
Non-accrual investment.

During the year ended December 31, 2024, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows (dollars in thousands):

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

March 31, 2025

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

The Company will defer cash payment of the portion of any incentive fee otherwise earned by the Investment Adviser that would, when taken together with all other incentive fees paid to the Investment Adviser during the most recent 12 full calendar month period ending on or prior to the date such payment is to be made, exceed 20% of the sum of (a) the pre-incentive fee net investment income during such period, (b) the net unrealized appreciation or depreciation during such period and (c) the net realized capital gains or losses during such period. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment is payable under the Investment Advisory Agreement. As of March 31, 2025 and December 31, 2024, the Company did not have incentive fees payable to the Investment Adviser related to fees earned in prior years but deferred under the incentive fee deferral mechanism.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

As part of the Transaction, the Investment Adviser entered into the Fee Waiver with the Company to waive, to the extent necessary, any capital gains fee under the Investment Advisory Agreement that exceeds what would have been paid to Capitala in the aggregate over such two-year period under the prior advisory agreement. The Fee Waiver expired at the end of the two-year period.

For the three months ended March 31, 2025 and 2024, the Company incurred $0.8 million and $0.9 million in base management fees, respectively. The Company did not an earn incentive fee related to pre-incentive fee net investment income or capital gains for the three months ended March 31, 2025 and 2024.

As of March 31, 2025 and December 31, 2024, the Company had $0.8 million and $0.8 million, respectively, of management and incentive fees payable to the Investment Adviser. These amounts are reflected in the accompanying consolidated statements of assets and liabilities under the caption “Management and incentive fees payable.”

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

For the three months ended March 31, 2025 and 2024, the Company accrued $0.3 million and $0.2 million, respectively, for the Company’s allocable portion of the Administrator’s overhead.

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

Trade with Affiliated Funds

There were no transactions subject to Rule 17a-7 under the 1940 Act during the three months ended March 31, 2025 and 2024.

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

March 31, 2025

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

As of March 31, 2025 and December 31, 2024, the Company had $50.0 million and $50.0 million, respectively in 2026 Notes outstanding.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2026 Notes for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Interest expense	$799	$706
Deferred financing costs	42	41
Total interest and financing expenses	$841	$747
Average outstanding balance	$50,000	$50,000
Average stated interest rate	6.00%	5.25%

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

During the three months ended March 31, 2025, the Company repaid $2.5 million of outstanding principal amount of the 2032 Convertible Notes. During the three months ended March 31, 2024, the Company converted $1.0 million in outstanding principal amount of the 2032 Convertible Notes. Of the $1.0 million that was converted, $0.5 million was paid in cash and $0.5 million was converted into 22,105 shares of the Company’s common stock at a rate of $22.61 per principal amount, in accordance with a Notice of Exercise of Conversion.

As of March 31, 2025 and December 31, 2024, the Company had $5.0 million and $7.5 million, respectively, in 2032 Convertible Notes outstanding.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2032 Convertible Notes for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Interest expense	$85	$212
Deferred financing costs	1	3
Total interest and financing expenses	$86	$215
Average outstanding balance	$5,082	$14,272
Average stated interest rate	6.00%	5.25%

KeyBank Credit Facility

On October 30, 2020, CBL, a direct, wholly owned, consolidated subsidiary of the Company, entered into the KeyBank Credit Facility with the investment adviser at the time, as collateral manager, the lenders from time to time parties thereto (each a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. The KeyBank Credit Facility was amended on May 10, 2022, October 20, 2022, and August 21, 2024. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $75.0 million, with an uncommitted accordion feature that allows the Company to borrow up to an additional $125.0 million. The KeyBank Credit Facility matures on August 21, 2029, unless there is an earlier termination or event of default. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through August 21, 2027, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at 1M Term SOFR plus 2.80% during the reinvestment period and 3.20% thereafter, with a 0.40% 1M Term SOFR floor. CBL will also pay an unused commitment fee at a rate of (1) 0.75% if utilization is less than or equal to 50.0%, (2) 0.50% if utilization is greater than 50.0% but less than or equal to 75.0%, or (3) 0.25% if utilization is greater than 75.0%, per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility. As of March 31, 2025 and December 31, 2024, there were draws of $43.5 million and $48.8 million, respectively, on the KeyBank Credit Facility. The KeyBank Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of March 31, 2025 and December 31, 2024, assets pledged to secure the KeyBank Credit Facility had a fair value of $131.1 million and $139.2 million, respectively.

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the KeyBank Credit Facility for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Interest expense	$785	$914
Deferred financing costs	62	85
Unused commitment fees	39	46
Total interest and financing expenses	$886	$1,045
Average outstanding balance	$43,643	$43,450
Average stated interest rate	7.13%	8.24%

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the outstanding principal and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2025, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

	Outstanding Principal	Fair Value	Level 1	Level 2	Level 3
2026 Notes	$50,000	$47,375	$—	$—	$47,375
2032 Convertible Notes	5,000	4,730	—	—	4,730
KeyBank Credit Facility	43,461	43,461	—	—	43,461
Total	$98,461	$95,566	$—	$—	$95,566

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Note 7. Directors’ Expense

Our Independent Directors receive an annual fee of $50,000. They also receive $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Board meeting and $5,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services, if any, in these capacities. For the three months ended March 31, 2025, the Company recognized directors’ expense of $0.1 million. For the three months ended March 31, 2024, the Company recognized directors’ expense of $0.2 million. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

Note 8. Stockholders' Equity

On March 6, 2023, the Company's Board authorized a share repurchase program, whereby the Company could repurchase up to an aggregate of $5.0 million of its outstanding shares of common stock in the open market. The repurchase program did not obligate the Company to acquire any specific number of shares, and all repurchases were made in accordance with SEC Rule 10b-18 and accomplished through a Rule 10b5-1 plan, which set certain restrictions on the method, timing, price and volume of share repurchases. On March 11, 2024, the Board authorized the extension of the share repurchase program for an additional year and increased the aggregate available balance to $5.0 million. The repurchase program terminated on March 31, 2025.

During the three months ended March 31, 2025, the Company did not repurchase any of its outstanding shares under the share repurchase program. During the three months ended March 31, 2024, the Company repurchased 20,867 of its outstanding shares under the share repurchase program at an aggregate cost of approximately $0.5 million.

During the three months ended March 31, 2025, the Company issued 75 shares of common stock under its DRIP. During the three months ended March 31, 2024, the Company did not issue any shares of common stock under its DRIP.

During the three months ended March 31, 2025, the 2032 Note Convertible Noteholders did not elect to convert any amount of the 2032 Convertible Notes. During the three months ended March 31, 2024, the 2032 Note Convertible Noteholders elected to convert $0.5 million par of the 2032 Convertible Notes into 22,105 shares of common stock pursuant to the Note Purchase Agreement at a rate of $22.61 per principal amount, in accordance with a Notice of Exercise of Conversion.

The total number of shares of the Company's common stock outstanding as of March 31, 2025 and December 31, 2024 was 2,655,973 and 2,655,898, respectively.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Other potentially dilutive shares of the Company’s common stock, and the related impact to earnings, are considered when calculating diluted earnings per share. For the three months ended March 31, 2025 and 2024, 0.2 million and 0.5 million, respectively, in convertible shares related to the 2032 Convertible Notes were considered anti-dilutive and dilutive, respectively.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the three months ended March 31, 2025 and 2024 (dollars in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2025(1)	2024(2)
Net increase (decrease) in net assets resulting from operations - basic	$(5,370)	$1,851
Weighted average common stock outstanding – basic	2,655,899	2,678,342
Net increase (decrease) in net assets per share from operations - basic	$(2.02)	$0.69
Net increase (decrease) in net assets resulting from operations - basic	$(5,370)	$1,851
Adjustment for interest on the 2032 Convertible Notes and incentive fees, net	—	212
Adjusted net increase (decrease) in net assets resulting from operations - diluted	$(5,370)	$2,063
Weighted average common stock outstanding – basic	2,655,899	2,678,342
Adjustment for dilutive effect of the 2032 Convertible Notes	—	517,398
Adjusted weighted average common stock outstanding - diluted	2,655,899	3,195,740
Net increase (decrease) in net assets per share resulting from operations - diluted	$(2.02)	$0.65

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three months ended March 31, 2025, conversion of the 2032 Convertible Notes into 0.2 million shares was not assumed as the effect on diluted earnings per share would be anti-dilutive.
(2)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three months ended March 31, 2024, conversion of the 2032 Convertible Notes into 0.5 million shares was assumed as the effect on diluted earnings per share would be dilutive.

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

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

The following table summarizes the Company's distribution declarations for the three months ended March 31, 2025 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
March 13, 2025	March 24, 2025	March 31, 2025	$0.36	$956	75	$2
Total Distributions Declared and Distributed for 2025			$0.36	$956	75	$2

The following table summarizes the Company's distribution declarations for the three months ended March 31, 2024 (dollars in thousands, except share and per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
March 11, 2024	March 25, 2024	April 2, 2024	$0.32	$856	—	$—
Total Distributions Declared and Distributed for 2024			$0.32	$856	—	$—

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2025 and 2024 (dollars in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2025	2024
Per share data :
Net asset value at beginning of period	$32.04	$33.34
Net investment income(1)	0.35	0.35
Net realized gain (loss) on investments(1)	0.98	0.11
Net change in unrealized appreciation (depreciation) on investments(1)	(3.29)	0.25
Net realized gain (loss) on extinguishment of debt(1)	(0.06)	(0.02)
Distributions - net investment income	(0.36)	(0.32)
Dilutive effect of common stock issuance(1)	—	(0.08)
Accretive effect of common stock repurchases(1)	—	0.08
Net asset value at end of period	$29.66	$33.71
Net assets at end of period	$78,775	$90,195
Shares outstanding at end of period	2,655,973	2,675,936
Per share market value at end of period	$22.00	$22.49
Total return based on market value(2)	(10.45%)	0.97%
Ratio/Supplemental data:
Ratio of net investment income (loss) to average net assets(3)	4.59%	4.25%
Ratio of interest and financing expenses to average net assets(3)	8.97%	8.94%
Ratio of other operating expenses to average net assets(3)	9.36%	9.25%
Ratio of total expenses including tax provision, net of fee waivers to average net assets(3)	18.33%	18.19%
Portfolio turnover rate(4)	7.24%	0.49%
Average debt outstanding(5)	$98,725	$107,722
Average debt outstanding per common share(1)	$37.17	$40.22
Asset coverage ratio per unit(6)	$1,794	$1,760

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

LOGAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Note 12. Segment Reporting

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

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would be required to be recognized in the consolidated financial statements as of March 31, 2025, other than as set forth below.

On May 7 2025, the Company’s Board of Directors approved a distribution of $0.36 per share, payable on May 29, 2025, to stockholders of record as of May 19, 2025.

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

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

•
our ability to consummate the merger with Portman Ridge Finance Corporation on the expected timeline, or at all;
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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless required by law or U.S. Securities and Exchange Commission (“SEC”) rule or regulation.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally must invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150%, if certain requirements are met, after such borrowing, with certain limited exceptions. As of March 31, 2025, our asset coverage ratio was 179.4%%. To maintain our regulated investment company (“RIC”) status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

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

On September 24, 2013, the Company acquired 100% of the limited partnership interests in Fund II, Fund III, and Florida Sidecar and each of their respective general partners, as well as certain assets from Fund I and Fund III Parent, in exchange for an aggregate of 8,974,420 shares of the Company’s common stock (the “Formation Transactions”). Fund II, Fund III, and Florida Sidecar became the Company’s wholly owned subsidiaries. Fund II and Fund III retained their small business investment company (“SBIC”) licenses issued by the U.S. Small Business Administration (“SBA”), and continued to hold their existing investments at the time of IPO and have continued to make new investments after the IPO. The IPO consisted of the sale of 4,000,000 shares of the Company’s common stock at a price of $20.00 per share resulting in net proceeds to the Company of $74.25 million, after deducting underwriting fees and commissions totaling $4.0 million and offering expenses totaling $1.75 million. The other costs of the IPO were borne by the limited partners of the Legacy Funds. During the fourth quarter of 2017, Florida Sidecar transferred all of its assets to the Company and was legally dissolved as a standalone partnership. On March 1, 2019, Fund II repaid its outstanding debentures guaranteed by the SBA (“SBA-guaranteed debentures”) and relinquished its SBIC license. On June 10, 2021, Fund III repaid its SBA-guaranteed debentures and relinquished its SBIC license. Accordingly, as of March 31, 2025 and December 31, 2024, there were no SBA-guaranteed debentures outstanding.

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

The Company’s financial statements as of March 31, 2025 and December 31, 2024 and for the periods ended March 31, 2025 and 2024 are presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries (Fund II, Fund III, CBL, and the Taxable Subsidiaries) have been eliminated in consolidation. All financial data and information included in these consolidated financial statements have been presented on the basis described above. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.

The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025.

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

The tax years ended December 31, 2024, 2023, 2022 and 2021 remain subject to examination by U.S. federal, state, and local tax authorities. No material interest expense or penalties have been assessed for the three months ended March 31, 2025 and 2024. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

The Company’s Taxable Subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the Taxable Subsidiaries. As of both March 31, 2025 and December 31, 2024, the Company recorded a net deferred tax asset of zero. For the three months ended March 31, 2025 and 2024, the Company recorded a tax provision of zero. As of March 31, 2025 and December 31, 2024, the valuation allowance on the Company’s net deferred tax asset was $3.9 million and $3.8 million, respectively. During the three months ended March 31, 2025, the Company recognized an increase in the valuation allowance of $0.1 million. During the three months ended March 31, 2024, the Company recognized an increase in the valuation allowance of $0.4 million.

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

ASC Topic 740 — Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s U.S. federal income tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of March 31, 2025 and December 31, 2024, there were no uncertain tax positions.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of March 31, 2025 and December 31, 2024. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

Portfolio and Investment Activity

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company offers customized financing to business owners, management teams and financial sponsors for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. The Company invests primarily in first lien loans, and, to a lesser extent, second lien loans and equity securities issued by lower middle-market companies and traditional middle-market companies. As of March 31, 2025, our portfolio consisted of investments in 59 portfolio companies with a fair value of approximately $169.6 million. As of December 31, 2024, our portfolio consisted of investments in 59 portfolio companies with a fair value of approximately $172.3 million.

Most of the Company’s debt investments are structured as first lien loans. First lien loans may contain some minimum amount of principal amortization, excess cash flow sweep feature, prepayment penalties, or any combination of the foregoing. First lien loans are secured by a first priority lien in existing and future assets of the borrower and may take the form of term loans, delayed draw facilities, or revolving credit facilities. Unitranche debt, a form of first lien loan, typically involves issuing one debt security that blends the risk and return profiles of both senior secured and subordinated debt, bifurcating the loan into a first-out tranche and last-out tranche. As of March 31, 2025 none of our first lien loans consisted of last-out loans. As of December 31, 2024, none of the fair value of our first lien loans consisted of last-out loans. In some cases, first lien loans may be subordinated, solely with respect to the payment of cash interest, to an asset based revolving credit facility.

The Company also invests in debt instruments structured as second lien loans. Second lien loans are loans which have a second priority security interest in all or substantially all of the borrower’s assets, and in some cases, may be subject to the interruption of cash interest payments upon certain events of default, at the discretion of the first lien lender.

During the three months ended March 31, 2025, we made approximately $15.1 million of investments and had approximately $12.4 million in repayments and sales, resulting in net deployment and sales of approximately $2.7 million for the period. During the three months ended March 31, 2024, we made approximately $9.8 million of investments and had approximately $0.9 million in repayments and sales, resulting in net deployment of approximately $8.9 million for the period.

As of March 31, 2025, our debt investment portfolio, which represented 86.6% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 10.7% (excluding income from non-accruals and collateralized loan obligations). As of March 31, 2025, 9.3% of the fair value of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2024, our debt investment portfolio, which represented 83.3% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 10.7% (excluding income from non-accruals and collateralized loan obligations). As of December 31, 2024, 12.1% of the fair value of our debt investment portfolio was bearing a fixed rate of interest.

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

As of March 31, 2025, the Company’s Adviser approved the fair value of the Company’s investment portfolio of approximately $169.6 million in good faith in accordance with the Company’s valuation procedures. The Company’s Adviser approved the fair value of the Company’s investment portfolio as of March 31, 2025 with input from third-party valuation firms based on information known or knowable as of the valuation date, including trailing and forward looking data.

As of March 31, 2025, we had debt investments in three portfolio companies on non-accrual status with an aggregate amortized cost of $17.2 million and an aggregate fair value of $3.7 million, which represented 8.7% and 2.2% of the investment portfolio, respectively. As of December 31, 2024, we had debt investments in three portfolio companies on non-accrual status with aggregate amortized cost of $17.2 million and an aggregate fair value of $7.9 million, which represented 9.0% and 4.6% of the investment portfolio, respectively.

The following table summarizes the amortized cost and the fair value of investments as of March 31, 2025 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$131,479	66.5%	$114,600	67.6%
Second Lien Debt	10,834	5.5%	9,119	5.4%
Subordinated Debt	27,060	13.7%	23,040	13.6%
Collateralized Loan Obligations	309	0.2%	572	0.3%
Joint Venture	4,119	2.1%	3,948	2.3%
Equity	23,709	12.0%	18,334	10.8%
Total	$197,510	100.0%	$169,613	100.0%

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2024 (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$123,068	64.4%	$111,460	64.7%
Second Lien Debt	10,623	5.5%	9,051	5.3%
Subordinated Debt	26,996	14.1%	22,858	13.3%
Collateralized Loan Obligations	852	0.4%	940	0.5%
Joint Venture	4,170	2.2%	4,153	2.4%
Equity	25,723	13.4%	23,828	13.8%
Total	$191,432	100.0%	$172,290	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025		December 31, 2024
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$34,166	20.3%	$34,474	20.2%
Information Technology	26,427	15.6%	22,833	13.3%
Financials	21,245	12.5%	23,670	13.7%
Industrials	19,466	11.5%	17,865	10.4%
Business Services	19,250	11.3%	19,250	11.2%
Consumer Discretionary	14,297	8.4%	14,375	8.2%
Communication Services	9,773	5.8%	3,889	2.3%
Automobile Part Manufacturer	5,956	3.5%	6,453	3.7%
Consumer Staples	5,620	3.3%	5,626	3.3%
Medical Device Distributor	3,744	2.2%	3,923	2.3%
Textile Equipment Manufacturer	2,953	1.7%	2,771	1.6%
Online Merchandise Retailer	2,037	1.2%	1,923	1.1%
Financial Services	1,442	0.9%	1,974	1.1%
Household Product Manufacturer	758	0.4%	758	0.4%
General Industrial	740	0.4%	680	0.4%
Oil & Gas Engineering and Consulting Services	540	0.3%	527	0.3%
Data Processing & Digital Marketing	509	0.3%	508	0.3%
Healthcare Management	480	0.3%	4,529	2.6%
Electronic Machine Repair	210	0.1%	210	0.1%
Advertising & Marketing Services	—	—	6,052	3.5%
Total	$169,613	100.0%	$172,290	100.0%

Results of Operations

Operating results for the three months ended March 31, 2025 and 2024 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Total investment income	$4,631	$5,003
Total expenses	3,703	4,056
Net investment income	928	947
Net realized gain (loss) on investments	2,603	287
Net change in unrealized appreciation (depreciation) on investments	(8,755)	675
Net realized gain (loss) on extinguishment of debt	(146)	(58)
Net increase (decrease) in net assets resulting from operations	$(5,370)	$1,851

Investment income

The composition of our investment income for the three months ended March 31, 2025 and 2024 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Interest income	$3,906	$4,633
Payment-in-kind interest	547	353
Dividend income	143	17
Other income	35	—
Total investment income	$4,631	$5,003

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

For the three months ended March 31, 2025, total investment income decreased $0.4 million, or 7.4%, compared to the three months ended March 31, 2024. The decrease from the prior period was primarily driven by an decrease in interest income from $4.6 million for the three months ended March 31, 2024 to $3.9 million for the three months ended March 31, 2025. The decrease in interest income is primarily due to lower base rates and a smaller interest earning portfolio for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

PIK income increased from $0.4 million for the three months ended March 31, 2024 to $0.5 million for the three months ended March 31, 2025.

Dividend income increased from less than $0.1 million for the three months ended March 31, 2024 to $0.1 million for the three months ended March 31, 2025 due to an upsize in the Company's investment in the Great Lakes II Joint Venture.

Operating expenses

The composition of our expenses for the three months ended March 31, 2025 and 2024 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Interest and financing expenses	$1,813	$2,007
Base management fee	805	893
Directors' expense	116	150
Administrative service fees	272	201
General and administrative expenses	697	805
Total expenses	$3,703	$4,056

For the three months ended March 31, 2025, operating expenses decreased by $0.4 million, or 8.7%, compared to the three months ended March 31, 2024. Interest and financing expenses decreased from $2.0 million for the three months ended March 31, 2024 to $1.8 million for the three months ended March 31, 2025 primarily due to a lower outstanding debt balance on the 2032 notes and lower cost of financing on our credit facility driven by lower base rates as well as the 0.10% spread reduction as a result of refinancing the credit facility in August 2024 during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Administrative service fees increased from $0.2 million for the three months ended March 31, 2024 to $0.3 million for the three months ended March 31, 2025, primarily due to higher administrative services costs incurred by the Company's Administrator in the current year.

Net realized gains (losses) on sales of investments

During the three months ended March 31, 2025, we recognized $2.6 million of net realized gains on our portfolio investments. During the three months ended March 31, 2024, we recognized $0.3 million of net realized gains on our portfolio investments.

Net unrealized appreciation (depreciation) on investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended March 31, 2025, we recognized $(8.8) million of net change in unrealized depreciation on investments. For the three months ended March 31, 2024, we recognized $0.7 million of net change in unrealized appreciation on investments.

Changes in net assets resulting from operations

For the three months ended March 31, 2025, we recorded a net decrease in net assets resulting from operations of $(5.4) million. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2025, our basic and diluted per share net decrease in net assets resulting from operations was $(2.02).

For the three months ended March 31, 2024, we recorded a net increase in net assets resulting from operations of $1.9 million. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2024, our basic and diluted per share net decrease in net assets resulting from operations was $0.69 and $0.65, respectively.

Financial Condition, Liquidity and Capital Resources

We use and intend to use existing cash primarily to originate investments in new and existing portfolio companies, pay distributions to our stockholders, and repay indebtedness.

Since our IPO, we have raised approximately $136.0 million in net proceeds from equity offerings through March 31, 2025.

KeyBank Credit Facility

On October 30, 2020, Capitala Business Lending, LLC (“CBL”), a direct, wholly owned, consolidated subsidiary of the Company, entered into a senior secured revolving credit agreement (“the KeyBank Credit Facility”) with the investment adviser at the time, as collateral manager, the lenders from time to time parties thereto (each, a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. The KeyBank Credit Facility was amended on May 10, 2022, October 20, 2022, and August 21, 2024. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $75.0 million, with an uncommitted accordion feature that allows the Company to borrow up to an additional $125.0 million. The KeyBank Credit Facility matures on August 21, 2029, unless there is an earlier termination or event of default. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through August 21, 2027, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at 1M Term SOFR plus 2.80% during the reinvestment period and 3.20% thereafter, with a 0.40% 1M Term SOFR floor. CBL will also pay an unused commitment fee at a rate of (1) 0.75% if utilization is less than or equal to 50.0%, (2) 0.50% if utilization is greater than 50.0% but less than or equal to 75.0%, or (3) 0.25% if utilization is greater than 75.0%, per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility. As of March 31, 2025, there were draws of $43.5 million on the KeyBank Credit Facility. The KeyBank Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of March 31, 2025, assets pledged to secure the KeyBank Credit Facility had a fair value of $131.1 million.

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

The 2032 Convertible Notes have a fixed interest rate of 5.25% per annum payable semi-annually on March 31 and September 30 of each year, commencing on September 30, 2022, subject to a step up of 0.75% per annum to the extent that the 2032 Convertible Notes are downgraded below Investment Grade by a Nationally Recognized Statistical Rating Organization ("NRSRO") or the 2032 Convertible Notes no longer maintain a rating from an NRSRO. On March 28, 2024, the Company obtained a BB+ rating from an NRSRO with respect to the 2032 Convertible Notes. Starting on March 28, 2024, as a result of the rating downgrade, the 2032 Convertible Notes have a fixed interest rate of 6.00% per annum. We will also be required to pay an additional interest rate of 2.0% per annum (x) on any overdue payment of interest and (y) during the continuance of an “Event of Default.” In addition, on the occurrence of a “Change in Control Repurchase Event” or “Delisting Event,” as defined in the Purchase Agreement, the Company will generally be required to make an offer to purchase the outstanding 2032 Convertible Notes at a price equal to 100% of the principal amount of such 2032 Convertible Notes plus accrued and unpaid interest to the repurchase date. The 2032 Convertible Notes are redeemable prior to maturity. The Company, at its option, may satisfy any payment, redemption, conversion or pre-payment obligations under the Purchase Agreement by issuing shares of common stock, paying cash or some combination of both issuing shares of common stock and paying cash. No “sinking fund” is provided for the 2032 Convertible Notes.

During the three months ended March 31, 2025, the Company repaid $2.5 million in outstanding principal amount of the 2032 Convertible Notes.

As of March 31, 2025, the Company had $5.0 million in 2032 Convertible Notes outstanding.

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

As of March 31, 2025, the Company had approximately $50.0 million in aggregate principal amount of 2026 Notes outstanding.

Asset Coverage Ratio

We are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150% if certain requirements are met, after such borrowing, with certain limited exceptions. As of March 31, 2025, our asset coverage ratio was 179.4%. If our asset coverage ratio falls below 150% due a decline in the fair market of our portfolio, we may be limited in our ability to raise additional debt.

Cash and Cash Equivalents

As of March 31, 2025, we had $5.1 million in cash and cash equivalents.

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

A summary of our significant contractual payment obligations as of March 31, 2025 are as follows (dollars in millions):

	Contractual Obligations Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
2026 Notes	$—	$50.0	$—	$—	$50.0
2032 Convertible Notes	—	—	—	5.0	5.0
KeyBank Credit Facility	—	—	43.5	—	43.5
Total Contractual Obligations	$—	$50.0	$43.5	$5.0	$98.5

Distributions

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we timely distribute to our stockholders, we are required to distribute at least 90% of our ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, to avoid U.S. federal excise tax, we must distribute for each calendar year an amount at least equal to the sum of 98% of our ordinary income (during the calendar year) plus 98.2% of our capital gain net income (during each 12-month period ending on October 31 in that calendar year) plus any ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax. We made quarterly distributions to our stockholders for the first four full quarters subsequent to our IPO. To the extent we had income available, we made monthly distributions to our stockholders from October 30, 2014 until March 30, 2020. As announced on April 1, 2020, distributions, if any, will be made on a quarterly basis effective for the second quarter of 2020. Our stockholder distributions, if any, will be determined by our Board on a quarterly basis. Any distributions to our stockholders will be declared out of assets legally available for distribution. For the three months ended March 31, 2025, the Company declared a distribution of $0.36 per share to stockholders of record as of March 24, 2025. For the three months ended March 31, 2024, the Company made a distribution of $0.32 per share to the stockholders of record as of March 25, 2024.

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

Off-Balance Sheet Arrangements

As of March 31, 2025 and December 31, 2024, the Company had the following outstanding unfunded commitments to existing portfolio companies (dollars in thousands):

Portfolio Company	Investment	March 31, 2025	December 31, 2024
Accordion Partners LLC (1)	First Lien/Senior Secured Debt	$438	$522
Accordion Partners LLC (Revolver)	First Lien/Senior Secured Debt	928	928
BetaNXT, Inc. (Revolver)	First Lien/Senior Secured Debt	186	263
Bradshaw International, Inc. (Revolver)	First Lien/Senior Secured Debt	922	922
Dentive, LLC (Revolver)	First Lien/Senior Secured Debt	37	93
Fortis Payment Systems, LLC(1)	First Lien/Senior Secured Debt	NA	221
Great Lakes Funding II LLC - Series A	Joint Venture	875	824
IDC Infusion Services, LLC(1)	First Lien/Senior Secured Debt	97	97
Morae Global Corporation (Revolver)	First Lien/Senior Secured Debt	292	292
Newbury Franklin Industrials, LLC(1)	First Lien/Senior Secured Debt	592	592
Orthopaedic (ITC) Buyer, LLC(1)	First Lien/Senior Secured Debt	NA	638
PhyNet Dermatology LLC(1)	First Lien/Senior Secured Debt	259	259
PMA Parent Holdings LLC (Revolver)	First Lien/Senior Secured Debt	99	99
Riddell, Inc.(1)	First Lien/Senior Secured Debt	364	364
RN Enterprises, LLC (1)	First Lien/Senior Secured Debt	758	758
Spark Buyer, LLC (1)	First Lien/Senior Secured Debt	571	571
Taoglas Group Holdings Limited (Revolver)	First Lien/Senior Secured Debt	122	35
VBC Spine Opco, LLC (DxTx Pain and Spine LLC)(1)	First Lien/Senior Secured Debt	285	285
VBC Spine Opco, LLC (DxTx Pain and Spine LLC) (Revolver)	First Lien/Senior Secured Debt	145	48
Wealth Enhancement Group, LLC (Revolver)	First Lien/Senior Secured Debt	438	438
Total Unfunded Commitments		$7,408	$8,249

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

On May 7, 2025, the Company’s Board of Directors approved a distribution of $0.36 per share payable on May 29, 2025 to stockholders of record as of May 19, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts subject to the requirements of the 1940 Act. For the three months ended March 31, 2025, we did not engage in hedging activities.

As of March 31, 2025, we held 46 securities bearing a variable rate of interest. Our variable rate investments represent approximately 90.7% of the fair value of our total debt investments. As of March 31, 2025, none of our variable rate securities were yielding interest at a rate equal to the established interest rate floor. As of March 31, 2025, we had $43.5 million outstanding on our KeyBank Credit Facility, which has a variable rate of interest at one-month SOFR + 2.80%, subject to an interest rate floor of 0.40%. As of March 31, 2025, all of our other interest paying liabilities, consisting of $50.0 million in 2026 Notes and $5.0 million in 2032 Convertible Notes, were bearing interest at a fixed rate.

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

Based on our March 31, 2025 consolidated statements of assets and liabilities, the following table shows the annual impact on net income (excluding the potential related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate securities) assuming no changes in our investment and borrowing structure (dollars in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net income
Up 300 basis points	$4,200	$(1,322)	$2,878
Up 200 basis points	2,800	(881)	1,919
Up 100 basis points	1,400	(441)	959
Down 100 basis points	(1,400)	441	(959)
Down 200 basis points	(2,744)	881	(1,863)
Down 300 basis points	(3,984)	1,322	(2,662)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “1934 Act”)). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report on Form 10-K”), which could materially affect our business, financial condition and/or operating results. The risks described in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in the Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than the shares issued pursuant to our DRIP, we did not engage in any sales of unregistered securities during the period covered in this report. We issued a total of 75 shares of common stock under our DRIP during the three months ended March 31, 2025. This issuance was not subject to the registration requirements of the Securities Act. For the three months ended March 31, 2025, the aggregate value of the shares of our common stock issued under our DRIP was less than $0.1 million.

The following table sets forth information regarding repurchases of shares of our common stock.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)(1)
January 1, 2025 through January 31, 2025	—	N/A	—	4.4
February 1, 2025 through February 28, 2025	—	N/A	—	4.4
March 1, 2025 through March 31, 2025	—	N/A	—	—
Total	—		—

(1) On March 6, 2023, the Company’s Board of Directors authorized a share repurchase program, whereby the Company could repurchase up to an aggregate of $5.0 million of its outstanding shares of common stock in the open market. The repurchase program did not obligate the Company to acquire any specific number of shares, and all repurchases were made in accordance with SEC Rule 10b-18 and accomplished through a Rule 10b5-1 plan, which set certain restrictions on the method, timing, price and volume of share repurchases. On March 11, 2024, the Board authorized the extension of the share repurchase program for an additional year and increased the aggregate available balance to $5.0 million. The repurchase program terminated on March 31, 2025.

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

3.1	Articles of Amendment and Restatement(2)
3.2	Articles of Amendment(3)
3.3	Certificate of Limited Partnership of CapitalSouth Partners Fund II Limited Partnership(4)
3.4	Certificate of Limited Partnership of CapitalSouth Fund III, L.P. (f/k/a CapitalSouth Partners SBIC Fund III, L.P.)(5)
3.5	Bylaws(6)
3.6	Form of Amended and Restated Limited Partnership Agreement of CapitalSouth Partners Fund II Limited Partnership(7)
3.7	Form of Amended and Restated Agreement of Limited Partnership of CapitalSouth Fund III, L.P. (f/k/a CapitalSouth Partners SBIC Fund III, L.P.)(8)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith)

(1)
Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed on February 4, 2025.
(2)
Incorporated by reference to Exhibit a.1 to the Company’s Pre-Effective Amendment No. 1 to Form N-2, filed on September 9, 2013.
(3)
Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on August 4, 2020.
(4)
Incorporated by reference to Exhibit a.2 to the Company’s Pre-Effective Amendment No. 2 to Form N-2, filed on September 17, 2013.
(5)
Incorporated by reference to Exhibit a.3 to the Company’s Pre-Effective Amendment No. 2 to Form N-2, filed on September 17, 2013.
(6)
Incorporated by reference to Exhibit b.1 to the Company’s Pre-Effective Amendment No. 1 to Form N-2, filed on September 9, 2013.
(7)
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

Logan Ridge Finance Corporation
Date: May 08, 2025	By /s/ Ted Goldthorpe Ted Goldthorpe Chief Executive Officer and President (Principal Executive Officer)
Date: May 08, 2025	By /s/ Brandon Satoren Brandon Satoren Chief Financial Officer (Principal Financial and Accounting Officer)